Form 10-Q
period 1994-01-29
PALL CORP
filed 1994-03-11
CIK 75829

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly Period Ended January 29, 1994

        Commission File No. 1-4311



                              PALL CORPORATION



        Incorporated in New York State          I.R.S. Employer Identifi-
                                                  cation # 11-1541330

               2200 Northern Boulevard, East Hills, N.Y.  11548
                       Telephone Number (516) 484-5400



        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes  X    No
                                                        ----    -----


        At February 28, 1994, 115,725,206 shares of common stock of the Registrant were outstanding.

                                    PALL CORPORATION

                                   INDEX TO FORM 10-Q
                                   ------------------

        PART I.  FINANCIAL INFORMATION

           Item 1. Financial Statements:

                 Condensed consolidated balance sheets -
                    January 29, 1994 and July 31, 1993  . . . . . . .     1

                 Condensed consolidated statements of earnings -
                    three months and six months ended January 29,
                    1994 and January 30, 1993 . . . . . . . . . . . .     2

                 Condensed consolidated statements of cash flows -
                    six months ended January 29, 1994 and January 30,
                    1993  . . . . . . . . . . . . . . . . . . . . . .     3

                 Notes to condensed consolidated financial statements     4

           Item 2. Management's discussion and analysis of financial
                    condition and results of operations . . . . . . .     5


        PART II. OTHER INFORMATION

           Item 1. Legal proceedings  . . . . . . . . . . . . . . . .     7

           Item 6. Exhibits and reports on Form 8-K . . . . . . . . .     7


        SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .     7


                          PART I. FINANCIAL INFORMATION
        ITEM 1. FINANCIAL STATEMENTS

                          PALL CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

         (in thousands)                                  January 29,     July 31,
                                                            1994           1993
                                                         -----------    ---------
                 ASSETS
        Current Assets:
           Cash and cash equivalents                 $       57,156  $    42,652
           Short-term investments                            50,900       64,400
           Accounts receivable, net of allowances
             for doubtful accounts of $3,687
             and $3,368, respectively                       172,144      197,464
           Inventories - Note 2                             127,841      127,525
           Deferred income taxes                             17,501       19,198
           Prepaid expenses                                  14,881       14,384
           Other current assets                               8,514        4,665
                                                         ----------     --------
                 Total Current Assets                       448,937      470,288
        Property, plant and equipment, net of
           accumulated depreciation of $201,488
           and $186,382, respectively                       377,313      357,620
        Other assets                                         87,526       74,365
                                                         ----------     --------
                 Total Assets                        $      913,776  $   902,273
                                                         ==========     ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
        Current Liabilities:
           Notes payable to banks                    $      153,306 $    125,054
           Accounts payable                                  28,446       36,998
           Accrued liabilities:
             Salaries and commissions                        15,225       20,002
             Payroll taxes                                    5,215        5,298
             Income taxes                                    35,848       33,763
             Interest                                           576          505
             Pension and profit-sharing plans                 7,631        8,544
             Other                                           20,460       21,395
                                                         ----------     --------
                                                             84,955       89,507
           Current portion of long-term debt                 13,123       16,916
           Dividends payable                                 10,698        9,285
                                                         ----------     --------
                 Total Current Liabilities                  290,528      277,760
        Long-term debt, less current portion                 22,344       24,540
        Deferred income taxes                                27,331       28,673
        Other non-current liabilities                        30,457       28,422
                                                         ----------     --------
                 Total Liabilities                          370,660      359,395
                                                         ----------     --------
        Stockholders' Equity (Note 3):
           Common stock, $.10 and $.25 par value,
             respectively                                    11,735       29,338
           Capital in excess of par value                    53,769       36,166
           Retained earnings                                533,413      524,407
           Equity adjustment from foreign
             currency translation                           (12,532)     (12,861)
           Minimum pension liability adjustment              (4,668)      (4,996)
           Treasury stock, at cost                          (31,814)     (24,963)
           Stock option loans                                (6,787)      (4,213)
                                                         ----------     --------
                 Total Stockholders' Equity                 543,116      542,878
                                                         ----------     --------
                 Total Liabilities and
                    Stockholders' Equity             $      913,776 $    902,273
                                                         ==========     ========

        See accompanying Notes to Condensed Consolidated Financial Statements.

                       PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)
        (in thousands, except
          per share data)

                                              Three Months Ended          Six Months Ended
                                              --------------------       --------------------
                                              Jan. 29,    Jan. 30,       Jan. 29,    Jan. 30,
                                                1994        1993           1994        1993
                                              -------     -------        -------     -------
        Revenues:










           Net sales                      $   169,710 $   167,460    $   311,584 $   315,823
           Interest earned                      1,395       1,084          2,712       2,447
                                              -------     -------        --------    --------
           Total revenues                     171,105     168,544        314,296     318,270

        Costs and expenses:
           Cost of sales                       64,069      62,954        119,270     121,119
           Selling, general and
             administrative expenses           63,816      65,061        124,948     129,743
           Research and development            11,015       9,727         20,574      18,726
           Interest expense                     1,607       2,047          3,526       4,567
           Restructuring and other charges        -        26,710            -        26,710
                                              -------     -------        --------    --------
           Total costs and expenses           140,507     166,499        268,318     300,865

        Earnings before income taxes           30,598       2,045         45,978      17,405
        Provisions for income taxes             8,567      (1,210)        12,874       3,168
                                              -------     -------        --------    --------
        Net earnings                      $    22,031 $     3,255    $    33,104 $    14,237
                                              =======     =======        ========    ========

        Earnings per share                      $0.19       $0.03          $0.29       $0.12
        Dividends declared per share            $0.09       $0.08          $0.17       $0.15
        Average number of shares
           outstanding                        115,840     115,818        115,854     115,752


        See accompanying Notes to Condensed Consolidated Financial Statements.

                          PALL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                  Six Months Ended
                                                                 ---------------------
         (in thousands)                                           Jan. 29,    Jan. 30,
                                                                    1994        1993
                                                                  --------    --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES             $    58,593 $    49,324

        INVESTING ACTIVITIES:
          Capital expenditures                                    (39,027)    (26,016)
          Disposals of fixed assets                                 1,006         394
          Short-term investments                                   13,500      19,375
          Acquisition of business of Australian distributor        (6,278)        -
          Acquisition of license                                   (5,000)        -
                                                                   -------     -------
        NET CASH USED BY INVESTING ACTIVITIES                     (35,799)     (6,247)

        FINANCING ACTIVITIES:
          Net short-term borrowings                                28,440         769
          Long-term borrowings                                        -         5,280
          Payments on long-term debt                               (5,039)    (33,476)
          Net proceeds from exercise of stock options               1,830       2,378
          Dividends paid                                          (18,558)     (7,812)
          Treasury stock                                          (15,381)        -
                                                                   -------     -------
        NET CASH USED BY FINANCING ACTIVITIES                      (8,708)    (32,861)

        CASH FLOW FOR PERIOD                                       14,086      10,216

        CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             42,652      26,977

        EFFECT OF EXCHANGE RATE CHANGES ON CASH                       418      (3,669)
                                                                   -------     -------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD            $    57,156 $    33,524
                                                                   =======     =======

        Supplemental disclosures
           Cash paid during the period for:
             Interest (net of amount capitalized)             $     3,453 $     6,491
             Income taxes (net of refunds)                         11,688      16,730

        See accompanying Notes to Condensed Consolidated Financial Statements.

                          PALL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)
                 -----------------------------------------------------
        NOTE 1 - BASIS OF PRESENTATION

           The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at January 29, 1994 and July 31, 1993, (ii) the results of its operations for the three-month and six-month periods ended
        January 29, 1994 and January 30, 1993, and (iii) its cash flows for the six-month periods ended January 29, 1994 and January 30, 1993.

        NOTE 2 - INVENTORIES

           The major classes of inventory are as follows:

                                                               Jan. 29, July 31,
                  (in thousands)                                 1994     1993
                                                               -------- --------
                 Raw materials and components                  $51,677  $53,549
                 Work-in-process                                15,850   14,075
                 Finished goods                                 60,314   59,901
                                                               -------- --------
                 Total inventory                              $127,841 $127,525
                                                               ======== ========

        NOTE 3 - COMMON STOCK

          At their annual meeting held on November 18, 1993, the stockholders approved an amendment to the Certificate of Incorporation reducing the par value of the Common Stock from $.25 per share to $.10 per share, and increasing the number of authorized shares of Common
        Stock from 200 million to 500 million. As a result of the reduction in par value, the Common Stock account was reduced by $17,603,000 and the Capital in Excess of Par Value account was increased by the same amount.

        Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                ---------------------------------------------------------------

        I. Results of Operations:
        ------------------------
        A. Six months ended January 29, 1994 compared to the six months ended January 30, 1993.

           Sales for the first six months of fiscal 1994 were down 1 1/2% from the comparable period of the prior year. Had foreign exchange rates been unchanged, sales would have increased by 1 1/2%. Price increases were 2% in the period.

           The Company has announced reduced sales expectations for fiscal 1994. The Company now expects sales to be in the range of $720 to $725 million, which would give a unit and price growth of between 7% and 8%, after being reduced by 2% due to currency effects.

           The Company's pre-tax margin was 14.8% in the first six months of fiscal 1994. The comparable rate in fiscal 1993, excluding the $26.7 million restructuring charge reported in the second quarter of that year, was 14.0%. This increase resulted from continuing controls over selling, general and administrative expenses and from lower net interest expenses, offset in part by higher research and development expenditures.

           The Company's effective tax rate, before the effect of the restructuring charge reflected in the second quarter of fiscal 1993, declined to 28.0% in the first half of fiscal 1994 from 28.5% in the first half of fiscal 1993.

           Excluding the effect of the restructuring charge from the first half of fiscal 1993, net earnings for the first half of fiscal 1994 increased 5% to $33.1 million from $31.5 million in the prior period.


        B. Quarter ended January 29, 1994 compared to the quarter ended January 30, 1993.

           Sales for the second quarter of fiscal 1994 increased 1 1/2% over the second quarter of fiscal 1993. Had foreign exchange rates not changed, sales would have increased by 2 1/2%. Price increases were 2% in the quarter.

           The Company's pre-tax margin increased to 18.0% in the second quarter of fiscal 1994, from 17.2% in the comparable period of the prior year, excluding the restructuring charge from such prior period. The increase resulted from the same factors mentioned in the six-month discussion above.

           The Company's effective tax rate, before the effect of the restructuring charge on the 1993 period, declined to 28.0% in the second quarter of fiscal 1994 from 28.5% in the second quarter of fiscal 1993.











           Excluding the effect of the restructuring charge from the second quarter of fiscal 1993, net earnings for the second quarter of fiscal 1994 increased 7% to $22.0 million from $20.6 million in the prior year period.


        II. Liquidity and Capital Resources:
        -----------------------------------
           The Company's working capital decreased by $34.1 million during the first six months of fiscal 1994, principally due to a decline of $25.3 million in accounts receivable as a result of the lower level of sales in the first half of fiscal 1994 compared to the second half of fiscal 1993, and an increase of $23.5 million in short-term debt net of cash short-term investments, offset in part by a decrease of $13.8 million in payables and accruals.

           Capital expenditures totalled $39.0 million, and depreciation expense totalled $18.5 million, in the six months ended January 29, 1994.

           On August 3, 1993, the Company's Board of Directors authorized a second program to repurchase shares of its common stock. The Board authorized the expenditure of up to $30 million, and this program is ongoing. During the six months ended January 29, 1994, 855,700 shares were repurchased for a total cost of $15.4 million.

           During the second quarter of fiscal 1994, the Company purchased the business of its Australian distributor and acquired a license from New Logic International, Inc. to complement its separations product lines, which transactions required approximately $12 million in funds.

                          PART II. OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS.

           The Company had been one of several third-party defendants in an action brought by the City of Glen Cove, N.Y., involving potential environmental damages and hazardous waste contamination. The City sought from the primary defendants the cost of environmental clean-up, compensatory damages of $10 million, and punitive damages of $25 million.

           On December 30, 1993, the several parties in this matter agreed to settle for a total of $625,000, of which the Company's share was $200,000.

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (b) Reports on Form 8-K.

                 The Company filed no reports on Form 8-K during the three months ended January 29, 1994.






                          SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PALL CORPORATION

         March 10, 1994                      /s/ Jeremy Hayward-Surry
        ------------------                  ---------------------------
             Date                           Jeremy Hayward-Surry
                                            Executive Vice President and
                                              Treasurer - Chief Financial
                                              Officer

         March 10, 1994                      /s/ Peter Schwartzman
        ------------------                  ---------------------------
             Date                           Peter Schwartzman
                                            Secretary and Chief Corporate
                                               Accountant