Form 10-Q
period 1994-04-30
PALL CORP
filed 1994-06-08
CIK 75829

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly Period Ended April 30, 1994

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
                                                    Yes  X    No
                                                        ----    ----


        At May 31, 1994, 115,319,451 shares of common stock of the Registrant were outstanding.

                                    PALL CORPORATION

                                   INDEX TO FORM 10-Q
                                   ------------------

        COVER SHEET . . . . . . . . . . . . . . . . . . . . . . . .       1

        INDEX TO FORM 10-Q  . . . . . . . . . . . . . . . . . . . .       2

        PART I.  FINANCIAL INFORMATION

           Item 1. Financial Statements:

                 Condensed consolidated balance sheets -
                    April 30, 1994 and July 31, 1993  . . . . . . .       3

                 Condensed consolidated statements of earnings -
                    three months and nine months ended April 30,
                    1994 and May 1, 1993. . . . . . . . . . . . . .       4

                 Condensed consolidated statements of cash flows -
                    nine months ended April 30, 1994 and May 1, 1993      5

                 Notes to condensed consolidated financial statements     6

           Item 2. Management's discussion and analysis of financial
                    condition and results of operations . . . . . .       7

        PART II. OTHER INFORMATION

           Item 1. Legal proceedings  . . . . . . . . . . . . . . .       9

           Item 6. Exhibits and reports on Form 8-K . . . . . . . .       9

        SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .       9

                          PART I. FINANCIAL INFORMATION
        ITEM 1. FINANCIAL STATEMENTS

                          PALL CORPORATION AND SUBSIDIARIES










                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

         (in thousands)                                   April 30,      July 31,
                                                            1994           1993
                                                         -----------    ---------
                 ASSETS
        Current Assets:
           Cash and cash equivalents                 $       55,769 $     42,652
           Short-term investments                            38,875       64,400
           Accounts receivable, net of allowances
             for doubtful accounts of $3,940
             and $3,368, respectively                       178,690      197,464
           Inventories - Note 2                             136,553      127,525
           Deferred income taxes                             17,001       19,198
           Prepaid expenses                                  13,565       14,384
           Other current assets                               5,242        4,665
                                                         ----------     --------
                 Total Current Assets                       445,695      470,288
        Property, plant and equipment, net of
           accumulated depreciation of $210,262
           and $186,382, respectively                       386,555      357,620
        Other assets                                         89,873       74,365
                                                         ----------     --------
                 Total Assets                        $      922,123 $    902,273
                                                         ==========     ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
        Current Liabilities:
           Notes payable to banks                    $      126,386 $    125,054
           Accounts payable                                  37,122       36,998
           Accrued liabilities:
             Salaries and commissions                        23,779       20,002
             Payroll taxes                                    5,593        5,298
             Income taxes                                    40,001       33,763
             Interest                                           775          505
             Pension and profit-sharing plans                 9,280        8,544
             Other                                           16,455       21,395
                                                         ----------     --------
                                                             95,883       89,507
           Current portion of long-term debt                 13,368       16,916
           Dividends payable                                 10,697        9,285
                                                         ----------     --------
                 Total Current Liabilities                  283,456      277,760
        Long-term debt, less current portion                 23,533       24,540
        Deferred income taxes                                26,338       28,673
        Other non-current liabilities                        28,827       28,422
                                                         ----------     --------
                 Total Liabilities                          362,154      359,395
                                                         ----------     --------
        Stockholders' Equity (Note 3):
           Common stock, $.10 and $.25 par value,
             respectively                                    11,735       29,338
           Capital in excess of par value                    53,769       36,166
           Retained earnings                                545,054      524,407
           Treasury stock, at cost                          (30,309)     (24,963)
           Foreign currency translation adjustment           (6,503)     (12,861)
           Minimum pension liability adjustment              (4,497)      (4,996)
           Stock option loans                                (8,545)      (4,213)
           Unrealized losses on investments                    (735)        -
                                                         ----------     --------
                 Total Stockholders' Equity                 559,969      542,878
                                                         ----------     --------
                 Total Liabilities and
                    Stockholders' Equity             $      922,123 $    902,273
                                                         ==========     ========

        See accompanying Notes to Condensed Consolidated Financial Statements.

                       PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)
        (in thousands, except
          per share data)

                                             Three Months Ended         Nine Months Ended
                                            ---------------------      ---------------------
                                             Apr. 30,     May 1,        Apr. 30,     May 1,
                                               1994        1993           1994        1993
                                             -------     -------        -------     -------
        Revenues:
           Net sales                     $   177,814 $   172,547    $   489,398 $   488,370
           Interest earned                     1,440       1,216          4,152       3,663
                                             -------     -------        --------    --------
           Total revenues                    179,254     173,763        493,550     492,033

        Costs and expenses:
           Cost of sales                      63,229      60,854        182,499     181,973
           Selling, general and
             administrative expenses          66,556      65,058        191,504     194,801
           Research and development           10,442      10,771         31,016      29,497
           Interest expense                    1,552       2,118          5,078       6,685
           Restructuring and other charges       -           -              -        26,710
                                             -------     -------        --------    --------
           Total costs and expenses          141,779     138,801        410,097     439,666

        Earnings before income taxes          37,475      34,962         83,453      52,367
        Provisions for income taxes            9,658       9,963         22,532      13,131
                                             -------     -------        --------    --------
        Net earnings                     $    27,817 $    24,999    $    60,921 $    39,236
                                             =======     =======        ========    ========

        Earnings per share                     $0.24       $0.22          $0.53       $0.34
        Dividends declared per share           $0.09       $0.08          $0.27       $0.23
        Average number of shares
           outstanding                       115,632     115,904        115,786     115,802


        See accompanying Notes to Condensed Consolidated Financial Statements.

                          PALL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                  Nine Months Ended
                                                                 ---------------------
         (in thousands)                                           Apr. 30,     May 1,
                                                                    1994        1993
                                                                  --------    --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES             $   106,925 $    79,997

        INVESTING ACTIVITIES:
          Capital expenditures                                    (53,760)    (41,276)
          Disposals of fixed assets                                   974       2,881
          Short-term investments                                   25,525      14,500
          Acquisitions of license and of business of










            Australian distributor                                (11,333)        -
          Benefits protection trust                                (2,567)     (7,072)
                                                                   -------     -------
        NET CASH USED BY INVESTING ACTIVITIES                     (41,161)    (30,967)

        FINANCING ACTIVITIES:
          Net short-term borrowings                                   189         496
          Long-term borrowings                                          0       5,280
          Payments on long-term debt                               (5,613)    (34,635)
          Net proceeds from exercise of stock options               5,983       3,272
          Dividends paid                                          (29,256)    (17,082)
          Treasury stock                                          (25,266)        -
                                                                   -------     -------
        NET CASH USED BY FINANCING ACTIVITIES                     (53,963)    (42,669)

        CASH FLOW FOR PERIOD                                       11,801       6,361

        CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             42,652      26,977

        EFFECT OF EXCHANGE RATE CHANGES ON CASH                     1,316      (2,019)
                                                                   -------     -------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD            $    55,769 $    31,319
                                                                   =======     =======

        Supplemental disclosures
           Cash paid during the period for:
             Interest (net of amount capitalized)             $     4,796 $     8,330
             Income taxes (net of refunds)                         17,126      23,086

        See accompanying Notes to Condensed Consolidated Financial Statements.

                          PALL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)
                 -----------------------------------------------------
        NOTE 1 - BASIS OF PRESENTATION

           The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at April 30, 1994 and July 31, 1993, (ii) the results of its operations for the three-month and nine-month periods ended
        April 30, 1994 and May 1, 1993, and (iii) its cash flows for the nine-month periods ended April 30, 1994 and May 1, 1993.

        NOTE 2 - INVENTORIES

           The major classes of inventory are as follows:

                                                               Apr. 30, July 31,
                  (in thousands)                                 1994     1993
                                                               -------- --------
                 Raw materials and components                  $54,285  $53,549
                 Work-in-process                                15,487   14,075
                 Finished goods                                 66,781   59,901
                                                               -------- --------
                 Total inventory                              $136,553 $127,525
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

        Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                ---------------------------------------------------------------

        I. Results of Operations:
        ------------------------
        A. Nine months ended April 30, 1994 compared to the nine months ended May 1, 1993.

           Sales for the first nine months of fiscal 1994 were flat, compared to the first nine months of the prior year. Had foreign exchange rates been unchanged, sales would have increased by 2%. Price increases were 1 1/2% in the period.

           The Company's pretax margin was 17.1% in the first nine months of fiscal 1994. The comparable rate in fiscal 1993, excluding the $26.7 million restructuring charge reported in the second quarter of that year, was 16.2%. This increase resulted from continuing controls over selling, general and administrative expenses and from lower net interest expenses, offset in part by higher research and development expenditures.

           The Company's effective tax rate, before the effect of the restructuring charge reflected in the second quarter of fiscal 1993, declined to 27.0% in the first nine months of fiscal 1994 from 28.5% in the first nine months of fiscal 1993, principally due to increased benefits of the Company's Puerto Rico operations and to lower effective income taxes on the earnings of foreign subsidiaries, offset in part by a higher U.S. Federal tax rate.

           Excluding the effect of the restructuring charge from the first nine months of fiscal 1993, net earnings for the first nine months of fiscal 1994 increased 8% to $60.9 million from $56.5 million in the prior year period.

        B. Quarter ended April 30, 1994 compared to the quarter ended
           May 1, 1993.

           Sales for the third quarter of fiscal 1994 increased 3% over the third quarter of fiscal 1993. Foreign currency exchange rates had little effect in the quarter. Price increases were 1%.

           The Company's pre-tax margin increased to 21.1% in the third quarter of fiscal 1994, from 20.3% in the comparable period of the prior year. As a percentage of sales, there were declines in selling, general and administrative expenses, research and development costs, and net interest expense, while cost of sales was up slightly.

           The Company's effective tax rate, before the effect of the restructuring charge on the 1993 period, was 25.8% in the third quarter of fiscal 1994 compared to 28.5% in the third quarter of fiscal 1993. This decline resulted from the same factors mentioned in the nine-month discussion above.

           Net earnings for the third quarter of fiscal 1994 increased 11% to $27.8 million from $25.0 million in the prior year period.


        II. Liquidity and Capital Resources:
        -----------------------------------
           The Company's working capital decreased by $30.3 million during the first nine months of fiscal 1994, principally due to (i) a decline of $18.8 million in accounts receivable, (ii) an increase of $10.2 million in short-term debt net of cash and short-term investments, and (iii) an increase of $6.2 million in income taxes payable, offset in part by an increase of $9.0 million in inventory.

           Capital expenditures totalled $53.8 million, and depreciation expense totalled $27.3 million, in the nine months ended April 30, 1994.

           On August 3, 1993, the Company's Board of Directors authorized a second program to repurchase shares of its common stock. The Board authorized the expenditure of up to $30 million, and this program was completed in May 1994. During the nine months ended April 30, 1994, 1,435,800 shares were repurchased for a total cost of $25.3 million.

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











        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (b) Reports on Form 8-K.

                 The Company filed no reports on Form 8-K during the three months ended April 30, 1994.






                          SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PALL CORPORATION

         June 8, 1994                        /s/ Jeremy Hayward-Surry
        ------------------                  ---------------------------
             Date                           Jeremy Hayward-Surry
                                            Executive Vice President and
                                              Treasurer - Chief Financial
                                              Officer

         June 8, 1994                        /s/ Peter Schwartzman
        ------------------                  ---------------------------
             Date                           Peter Schwartzman
                                            Secretary and Chief Corporate
                                               Accountant