Form 10-K
period 1994-07-30
PALL CORP
filed 1994-10-21
CIK 75829

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 30, 1994

Commission File Number 1-4311

PALL CORPORATION
2200 Northern Boulevard, East Hills, N.Y.  11548
(516) 484-5400

Incorporated in New York State         I.R.S. Employer Identification
                                       Number 11-1541330

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Exchange
          Title of Class                           on Which Registered
  ----------------------------                   -----------------------
   Common Stock $.10 par value                   New York Stock Exchange
  Common Share Purchase Rights                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                                 Yes  X    No
                                                     -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or an amendment to this Form 10-K.              /  /

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,851,438,000, based upon the closing price on October 3, 1994.

The number of common shares, $.10 par value outstanding of the registrant was 115,322,619 shares on October 3, 1994.

Total number of pages - 292        Exhibit index located on page 31

               DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the proxy statement for the 1994 annual meeting of shareholders are incorporated by reference into Items 10, 11 and 12.

Portions of the Annual Report to shareholders for the year ended
July 30, 1994 are incorporated by reference into Items 1, 7 and 8.

                  PART I
                  ------

ITEM 1.  BUSINESS.
- ------------------
(a) General development of business.

   Pall Corporation, incorporated in July 1946, and its subsidiaries (hereinafter collectively called "the Company" unless the context requires otherwise) is a leading supplier of fine filters mainly made by the Company using its proprietary filter media, and other fluid clarification equipment for the removal of solid, liquid and gaseous contaminants from a wide variety of liquids and gases. The Company's business is best analyzed by the following three principal markets, or industry segments, in which it sells its products:

     (1) Health care.
     (2) Aeropower.
     (3) Fluid processing.

During the past five years, the Company has continued its development of fluid clarification products and of their sale in a wide variety of markets.

(b) Financial information about industry segments.

   Reference is made to page 39 of the registrant's 1994 Annual Report to Shareholders.

(c) Narrative description of business.

   1) The Company sells its products in three principal markets. The products sold are mainly filters made with proprietary Pall filter media produced by chemical film casting, melt-blowing of polymer fibers, papermaking and metallurgical processes. Metal and plastic housings and a wide variety of appurtenant devices, are also made.

   (A)   Health Care Market:

         See the following sections of the registrant's 1994 Annual Report to Shareholders, which are incorporated herein by reference:
            Patient Protection, Hospital and Blood Bank - pages 12-14. BioSupport and OEM Diagnostics - page 15.
            Pharmaceutical, Biologicals and Bioprocessing - pages
              16 and 17.
            Food and Beverage - pages 18 and 19.

   Sales of Health Care products in fiscal 1994 were $351,849,000 or 50% of total sales. Sales in this market are made about equally through the Company's own personnel and through distributors. Backlog information is omitted, as it is not considered meaningful to an understanding of this segment of the Company's business.

   The Company feels that safety, efficacy, ease of use and technical support, rather than price, are the principal competitive factors in this market, although economy of use is important.

   (B)   Aeropower Market:

         See the following sections of the registrant's 1994 Annual Report to Shareholders, which are incorporated herein by reference:
            Airborne, Military Land and Marine - pages 22 and 23. Industrial and Mobile Fluid Power - pages 24 and 25.

   Sales in fiscal 1994 were $179,297,000 or 26% of total sales. Backlog at July 30, 1994 was $48,448,000, a 14% decrease from the prior year backlog of $56,250,000. The backlog at July 30, 1994 is equal to about three months of sales. The Company's sales to aerospace and military customers are made principally through its own personnel; sales to industrial customers are made in about equal proportions through Company personnel and through distributors and manufacturers' representatives.

   The Company believes that product performance and quality, and service to the customer, as well as price, are the principal competitive factors in this market segment.

   (C)   Fluid Processing Market:

         See the following sections of the registrant's 1994 Annual Report to Shareholders, which are incorporated herein by reference:
            Microelectronics, Data Storage and Photographic Film -
              pages 28 and 29.
            Oil and Gas, Chemical and Petrochemical, and Power
              Generation - pages 30-32.

   Sales in this market in fiscal 1994 were $169,702,000 or 24% of total sales. The Company's products are sold to customers in these markets in about equal proportions through its own personnel, and through distributors and manufacturers' representatives. Backlog information is omitted, as it is not considered material for an understanding of this segment of the Company's business.

   The Company believes that performance and quality of product and service, as well as price, are determinative in most sales.

   (D) The following comments relate to the three segments discussed above:

(i) Raw materials:

   Most raw materials used by the Company are available from multiple sources of supply. A limited number of materials are proprietary products of major chemical companies. The Company believes that it could find satisfactory substitutes for these materials if they should become unavailable, and has in fact done so several times in the past.

(ii) Patents:

   The Company owns a broad range of patents covering its filter media, filter designs and other products, but it considers these to be mainly defensive, and relies on its proprietary manufacturing methods and engineering skills. However, it does act against infringers when it believes such action is economically justified.


   2) The following comments relate to the Company's business in general:

   (a) With limited exceptions, research activities conducted by the Company are Company-sponsored. Such expenditures totalled
       $41,283,000 in 1994, $40,036,000 in 1993 and $34,787,000
       in 1992.

   (b) There was no one customer to whom sales were made totalling 10% or more of consolidated sales in fiscal 1994, 1993 or 1992.

   (c) There is no material effect on the Company's capital expenditures, earnings or competitive position resulting from compliance with Federal, state or local environmental protection laws.

   (d) At July 30, 1994, the Company employed approximately 6,200 persons.


(d) Financial information about foreign and domestic operations and export sales.

   Reference is made to page 40 of the registrant's 1994 Annual
Report to Shareholders.

ITEM 2.  PROPERTIES.
- -------------------

                                                               Size
                                                             (square
Location                  Type          Industry Segment      feet)
- -------------------  --------------   ---------------------  --------
OWNED:
Glen Cove, NY        Office & labora-  Research Center        65,000
                       tory

East Hills, NY       Office, plant &   Executive Office &    317,000
                       warehouse          All Segments

Pt. Washington, NY   Office & labora-  All                   215,000
                       tory

Hauppauge, NY        Plant & office    Health Care & Fluid    75,000
                                         Processing

Cortland, NY         Plants            Health Care & Fluid   346,000
                                         Processing

Putnam, CT           Plant             All                    61,000

Pinellas Park, FL    Plant             Aeropower             152,000

Ft. Myers, FL        Plant             Aeropower & Fluid     111,000
                                         Processing

New Port Richey,     Plant             Aeropower             160,000
  FL

Fajardo, Puerto      Plants            Health Care & Fluid   226,000
  Rico                                   Processing

Portsmouth, U.K.     Office & plants   All                   306,000

Ilfracombe, U.K.     Plant             Health Care & Fluid   112,000
                                         Processing

Redruth, U.K.        Plant             Aeropower             111,000

Newquay, U.K.        Plant             Health Care & Fluid   101,000
                                         Processing

Frankfurt,           Office & ware-    All                    54,000
  Germany              house

Paris, France        Office & ware-    All                    65,000
                       house

Limay, France        Warehouse         All                    23,000

Tsukuba, Japan       Plant &           All                    78,000
                       laboratory

                                                              Size
                                                            (square
Location                  Type          Industry Segment      feet)
- -------------------  --------------   ---------------------  --------
LEASED:
Glen Cove, NY        Office            Health Care            36,000

Pt. Washington, NY   Laboratory        All                    19,000

Lafayette, LA        Office & ware-    Fluid Processing       25,000
                       house

Toronto,             Office            Fluid Processing       12,000
  Canada

Frankfurt, Germany   Office & ware-    All                    46,000
                       house

Milan, Italy         Office & ware-    All                    50,000
                       houses

Vienna, Austria      Office & ware-    All                    13,000
                       house

Muttenz,             Office & ware-    All                     7,000
  Switzerland          house

Madrid, Spain        Office & ware-    All                    28,000
                       house

Warsaw, Poland       Office            All                     2,000

Tokyo, Japan         Offices           All                    33,000

Singapore            Office & ware-    All                    17,000
                       house

Seoul, South Korea   Office            Health Care & Fluid     7,000
                                         Processing

Beijing, China       Office & ware-    All                     9,000
                       house

Melbourne,           Office & ware-    Aeropower & Fluid      10,000
  Australia            house             Processing

In the opinion of management, these premises are suitable and adequate to meet the Company's requirements.

ITEM 3. LEGAL PROCEEDINGS.
- -------------------------
   The Company had been one of several third-party defendants in an action brought by the City of Glen Cove, N.Y., involving potential environmental damages and hazardous waste contamination. The City sought from the primary defendants the cost of environ-mental clean-up, compensatory damages of $10 million, and punitive damages of $25 million. On December 30, 1993, the several parties in this matter agreed to settle for a total of $625,000, of which the Company's share was $200,000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -----------------------------------------------------------
   There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal year 1994.



                  PART II
                  -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   STOCKHOLDER MATTERS.
- ------------------------------------------------------------
   Pall Corporation's Common Stock is listed on the New York and London Stock Exchanges. The table sets forth quarterly data relating to the Company's Common Stock prices and cash dividends declared per share for the past two fiscal years.

                                                        Cash dividends
Price per share      Fiscal 1994       Fiscal 1993     per common share
- ---------------   ----------------- ----------------- -----------------
                    High      Low     High      Low      1994     1993
Quarter:           -------  -------  -------  -------  -------  -------
   First            $21.25   $15.63   $22.88   $19.03    $0.08    $0.07
   Second            21.00    17.50    23.16    18.88     0.09     0.08
   Third             19.13    16.00    21.63    16.38     0.09     0.08
   Fourth            17.25    13.63    20.25    16.50     0.09     0.08

As of October 3, 1994, there were approximately 7,200 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.
- --------------------------------
 (In thousands, except per share data)

                                            For the Years Ended
                            ----------------------------------------------------
                            July 30,   July 31,   Aug. 1,    Aug. 3,    July 28,
                            1994(a)    1993(b)    1992(c)     1991        1990
                            --------   --------   -------    -------    --------
Results of operations:
  Net sales                $700,848    $687,222   $685,068   $656,979   $564,498
  Net earnings               98,922      78,312     92,708     79,921     66,235
  Earnings per share            .86         .68        .79        .69        .57
  Cash dividends per share      .36         .31        .26        .21        .18

Financial position:
  Total assets              959,579     902,273    912,876    786,654    797,771
  Long-term debt             54,097      24,540     59,003     51,605     56,343

(a) Fiscal 1994 includes a pre-tax charge of $3,696 ($2,332 after taxes, 2 cents per share) due principally to the restructuring of the German operations and to the write-off of a bad debt in the Aerospace operations.

(b) Fiscal 1993 includes a pre-tax charge of $26,710 ($17,310 after taxes, 15 cents per share) representing the cost of downsizing and further integrating the military portion of the Aeropower business with the Industrial Fluid Power business, and also writing off certain excess corporate leasehold improvements.

(c) Fiscal 1992 includes (i) a pre-tax charge of $3,690 (2 cents per share) from the settlement of certain promissory notes received in connection with the sale of the air dryer business in a leveraged buy-out reported in fiscal 1988, and (ii) an increase in net earnings of $2,475 (2 cents per share) as a result of adopting the Financial Accounting Standards Board Statement No. 109 (Accounting for Income Taxes).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
- -------------------------------------------------------------------
   Reference is made to pages 33 and 34 of the registrant's 1994
Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- ----------------------------------------------------
   Reference is made to pages 35-38 and 41-47 of the registrant's
1994 Annual Report to Shareholders.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
- -------------------------------------------------------------
   None.

                     PART III
                     --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- -----------------------------------------------------------
(a) Identification of directors:

    Reference is made to "Election of Directors" on page 1 of the registrant's Proxy Statement for the 1994 annual meeting of shareholders, previously filed.

    None of the persons listed in the section of the Proxy Statement referred to in the preceding paragraph has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S-K during the past five years.

(b) Identification of executive officers:

                                                                      Year in
                                                                   Which Service
                            Age at                                 as Officer of
                           Oct. 15,                                  Pall Corp.
  Name                       1994       Position Held                  Began
- ----------------           -------   ---------------------            -------
Eric Krasnoff*                42     Chairman and Chief                1986
                                       Executive Officer
Jeremy Hayward-Surry*         51     President and Treasurer -         1989
                                       Chief Financial Officer
Derek T.D. Williams           62     Executive Vice President          1985
                                       and Chief Operating Officer
Donald G.E. Nicholls          59     Executive Vice President          1985
Clifton S. Hutchings          56     Group Vice President              1993
Gerhard Weich                 58     Group Vice President              1993
Arnold Weiner                 57     Group Vice President              1986
Samuel T. Wortham             47     Group Vice President              1990
Peter Schwartzman             57     Secretary                         1972

* Member of the Executive Committee of the Board of Directors.

None of the persons listed above is related.

Messrs. Krasnoff and Hayward-Surry are directors of Pall Corpor-ation. Mr. Williams is a nominee for director.

For more than the past five years, the principal occupation of each person listed above has been in the employ of the registrant.

Executive officers are elected by the Board of Directors annually, to serve until the next annual organizational meeting of the Board.

None of the above persons has been involved in those legal pro-ceedings required to be disclosed by Item 401(f) of Regulation S-K, during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION.
- --------------------------------
   Reference is made to "Compensation and Other Benefits of Senior Management" on page 5 of the registrant's Proxy Statement for the 1994 annual meeting of shareholders, previously filed.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.
- -------------------------------------------------------------
   Reference is made to "Beneficial Ownership of Common Stock" on page 16 of the registrant's Proxy Statement for the 1994 annual meeting of shareholders, previously filed.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- --------------------------------------------------------
   None.

                           PART IV
                           -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
- --------------------------------------------------------------------------
a. Certain documents filed as part of the Form 10-K:

     (1) The following documents are incorporated by reference to the indicated pages of the 1994 Annual Report to Shareholders, filed as Exhibit 13 hereto.

                                                                  Page(s) of
                                                                 Annual Report
                  Item                                          to Shareholders
         ---------------------------------------------          ---------------
         Consolidated Statements of Earnings - years
            ended July 30, 1994, July 31, 1993 and
            August 1, 1992                                           35
         Independent Auditors' Report                                35
         Consolidated Balance Sheets - as at July 30,
            1994 and July 31, 1993                                   36
         Consolidated Statements of Stockholders' Equity -
            years ended July 30, 1994, July 31, 1993 and
            August 1, 1992                                           37
         Consolidated Statements of Cash Flows - years ended
            July 30, 1994, July 31, 1993 and August 1, 1992          38
         Notes to Consolidated Financial Statements                41-47

     (2) The following schedules are filed herewith:

         Schedule                                                   Page(s) of
          Number         Name of Schedule                           Form 10-K
          -------    --------------------------------------------   ----------
            I      Marketable securities - other investments          16
           II      Amounts receivable from related parties and
                    underwriters, promoters and employees other
                    than related parties                            17-21
            V      Property, plant and equipment                    22-23
           VI      Accumulated depreciation and amortization
                    of property, plant and equipment                24-25
         VIII      Valuation and qualifying accounts                  26
           IX      Short-term borrowings                              27
            X      Supplementary income statement information         28
                   Independent auditors' report on schedules          29

          Schedules not listed above have been omitted wither because they are not applicable or the required information is shown in the financial statements or in the notes thereto.

      (3) Exhibits filed herewith:

                                                                 Page
 Exhibit                                                        of 1994
  Number     Description of Exhibit                            Form 10-K
 -------    --------------------------------------             ---------
  3(i)     Restated Certificate of Incorporation of
           the registrant as amended through
           November 23, 1993                                    34- 49

  3(ii)    By-Laws as amended through July 11, 1994             50- 71

  4 Note: The exhibits filed herewith do not include the instruments with respect to long-term debt of the registrant and its subsidiaries, inasmuch as the total amount of debt authorized under any such instru-ment does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, pursuant to Item 601(b) (4) (iii) of
           Regulation S-K, that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

 10.1*(a)  Agreement made as of July 31, 1992 with
           David B. Pall, filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended August 1, 1992 (the
           "1992 10-K").

 10.2(a)   Employment Agreement dated April 1, 1994 with
           Eric Krasnoff.                                       72-90

 10.3(a)   Amendment dated July 11, 1994 to Employment
           Agreement dated April 1, 1994 with Eric
           Krasnoff.                                            91

 10.4(a)   Employment Agreement dated August 1, 1994
           with Jeremy Hayward-Surry.                           92-109

 10.5*(a)  Service Agreement dated March 17, 1992 with
           Derek Thomas Donald Williams, filed as
           Exhibit 10.21 to the 1992 10-K.

 10.6*(a)  Service Agreement dated March 17, 1992 with
           Donald Guy Edward Nicholls, filed as
           Exhibit 10.20 to the 1992 10-K.


* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                               Page
 Exhibit                                                     of 1994
  Number     Description of Exhibit                         Form 10-K
 -------    --------------------------------------          ---------
 10.7*(a)  Service Agreement dated October 21, 1988
           with Clifton Stanley Hutchings, filed as
           Exhibit 10.17 to the registrant's Annual
           Report on Form 10-K for the fiscal year
           ended July 31, 1993 (the "1993 10-K").

 10.8*(a)  Service Agreement dated June 21, 1989
           with Gerhard Friedrich Weich, filed as
           Exhibit 10.18 to the 1993 10-K.

 10.9*(a)  Employment Agreement dated February 1, 1992
           with Arnold Weiner, filed as Exhibit 10.32 to the 1992 10-K.

 10.10*(a) Amendment dated July 19, 1993 to Employment
           Agreement dated February 1, 1992 with
           Arnold Weiner, filed as Exhibit 10.14 to the 1993 10-K.

 10.11*(a) Employment Agreement dated February 1, 1992
           with Samuel Wortham, filed as Exhibit 10.15 to the 1992 10-K.

 10.12*(a) Amendment dated July 19, 1993 to Employment
           Agreement dated February 1, 1992 with Samuel
           Wortham, filed as Exhibit 10.4 to the 1993
           10-K.

 10.13(a)  Employment Agreement dated August 1, 1994
           with Peter Cope.                                   110-127

 10.14(a)  Employment Agreement dated August 1, 1994
           with Robert Simkins.                               128-145

 10.15*(a) Employment Agreement dated February 1, 1992 with Peter Schwartzman, filed as Exhibit
           10.33 to the 1992 10-K.

 10.16*(a) Amendment dated July 19, 1993 to Employment
           Agreement dated February 1, 1992 with Peter
           Schwartzman, filed as Exhibit 10.16 to the 1993 10-K.

 10.17(a)  Employment Agreement dated September 26, 1994
           with Donald B. Stevens.                            146-163

 10.18(a)  Agreement dated April 1, 1994 with Nicholas
           Nickolaus.                                         164-165

 10.19(a)  Agreement dated August 15, 1994 with Joseph
           Campolong.                                         166-167


* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                Page
 Exhibit                                                      of 1994
  Number     Description of Exhibit                          Form 10-K
 -------    --------------------------------------           ---------
 10.20(a)  Pall Corporation Supplementary Profit-
           Sharing Plan as amended and restated,
           effective as of September 19, 1994.                168-175

 10.21*(a) Pall Corporation Supplementary Pension Plan as amended to February 26, 1993, filed as
           Exhibit 10.20 to the 1993 10-K.

 10.22(a)  Pall Corporation Profit-Sharing Plan, as
           amended and restated on September 19, 1994         176-236

 10.23*(a) Pall Corporation 1993 Stock Option Plan, filed as Exhibit 10.22 to the 1993 10-K.

 10.24*(a) Pall Corporation 1991 Stock Option Plan, filed as Exhibit 10.42 to the 1991 10-K.

 10.25*(a) Pall Corporation 1988 Stock Option Plan, as amended through October 8, 1991, filed as Exhibit 10.32 to the 1991 10-K.

 13        Annual Report to Shareholders for the year
           ended July 30, 1994.                               237-290

 21        Subsidiaries of Pall Corporation.                    291

 23        Consent of Independent Auditors.                     292

 27        Financial Data Schedule (only filed
           electronically).

 * Incorporated herein by reference.

 (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


b. Reports on Form 8-K:

   The registrant filed no reports on Form 8-K during the three months ended July 30, 1994.

                                                                    Schedule I
PALL CORPORATION AND SUBSIDIARIES
MARKETABLE SECURITIES - OTHER INVESTMENTS
       JULY 30, 1994

                                            Number of shares              Amount at which
                                            or units - principal          shown in Balance
Name of                                     amounts of bonds              Sheet
Issuer and Title of Issue                   and notes
- -------------------------                   --------------------          ----------------
Short-term Investments
- ----------------------

  Bank Certificates of Deposit and               $12,200,000                $     12,200,000
  Other Bank Time Deposits

  Short-term paper - Repurchase                   38,600,000                      38,600,000
  Agreements
                                                                            ----------------
    Total                                                                   $     50,800,000(1)
                                                                            ================





Other Assets  (Benefit Protection Trust)
- ----------------------------------------

  U.S. Government Obligations                    $17,548,000                $     17,304,000

  Corporate and Other Bonds                        7,579,000                       7,342,000
                                                                            ----------------
    Total                                                                   $     24,646,000(2)
                                                                            ================

(1) Amounts shown at cost as fair value is approximately equal to the carrying value at year end.

(2) Amounts shown at fair value as it is lower than cost.

                       PALL CORPORATION AND SUBSIDIARIES             Schedule II

                    AMOUNTS RECEIVABLE FROM RELATED PARTIES,
        UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

COLUMN A                  COLUMN B         COLUMN C                 COLUMN D                            COLUMN E
- --------                  --------         --------                ---------                            --------
                                                                   Deductions                   Balance at end of period
                                                                   ----------                   ------------------------

Name                      Balance at                                            Amounts
of                        Beginning                            Amounts          Written                           Not
Debtor                    of Period        Additions           Collected        Off               Current         Current
- ------                    ---------        ---------           ---------        -------           -------         -------
Year ended
July 30, 1994
Joseph G. Adiletta      $    -0-          $  208,000            $  -0-        $  -0-              $  -0-    $  208,000 (A)
Leonard Bensch              39,000           107,000               5,000         -0-                 -0-       141,000 (B)
Joseph Campolong           118,000           197,000              60,000         -0-                 -0-       255,000 (C)
John Farris                109,000            38,000             147,000         -0-                 -0-         -0-
Robert Festa                75,000            63,000               -0-           -0-                 -0-       138,000 (D)
Frank Garcia                 -0-             134,000              48,000         -0-                 -0-        86,000 (E)
Steven Greco               127,000            38,000               -0-           -0-                 -0-       165,000 (F)
Charles Grimm               71,000            66,000               -0-           -0-                 -0-       137,000 (G)
Tom Gsell                   53,000            59,000               -0-           -0-                 -0-       112,000 (H)
Richard Haas                 -0-             121,000               -0-           -0-                 -0-       121,000 (I)
Maurice G. Hardy           153,000             -0-                 -0-           -0-                 -0-       153,000 (J)
Jeremy Hayward-Surry       117,000            75,000               -0-           -0-                 -0-       192,000 (K)
Patricia Iannucci          121,000            38,000               -0-           -0-                 -0-       159,000 (L)
Richard Jenks               99,000            89,000               -0-           -0-                 -0-       188,000 (M)
Hyman Katz                  74,000            33,000               -0-           -0-                 -0-       107,000 (N)
Erwin Kirnbauer            134,000           151,000               -0-           -0-                 -0-       285,000 (0)
Eric Krasnoff                -0-             298,000               -0-           -0-                 -0-       298,000 (P)
Vlado Matkovich              -0-             304,000             162,000         -0-                 -0-       142,000 (Q)
Nicholas Nickolaus         140,000           149,000             140,000         -0-                 -0-       149,000 (R)
David B. Pall                -0-             169,000               -0-           -0-                 -0-       169,000 (S)
Nicholas Renzi             273,000             -0-                 -0-           -0-                 -0-       273,000 (T)
Robert Simkins              84,000            38,000               -0-           -0-                 -0-       122,000 (U)
Stanley Wernick            376,000             -0-                97,000         -0-                 -0-       279,000 (V)
Derek Williams              66,000            64,000               -0-           -0-                 -0-       130,000 (W)
Charles Wolowitz             -0-             134,000               -0-           -0-                 -0-       134,000 (X)
Samuel Wortham               -0-             126,000               -0-           -0-                 -0-       126,000 (Y)
                        ----------        ----------            --------        -----               -----   ----------
  Total                 $2,229,000        $2,699,000            $659,000         -0-                 -0-    $4,269,000
                        ==========        ==========            ========        =====               =====   ==========

NOTES 2
       NOTES TO SCHEDULE II
       --------------------

A Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
               $99,000 loan secured by 10,000 shares, and $109,000 loan secured by 12,500 shares.

B Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
               $34,000 loan secured by 3,333 shares,
               $61,000 loan secured by 6,000 shares, and $46,000 loan secured by 5,666 shares.

C Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                $58,000 loan secured by 5,846 shares, and $197,000 loan secured by 24,154 shares.

D Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                $75,000 loan secured by 7,500 shares, and $63,000 loan secured by 7,500 shares.

E Represents an $86,000 non-interest bearing stock option loan payable on demand, secured by 8,500 shares of Pall Corporation common stock.

F Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                $76,000 loan secured by 7,500 shares,
                $38,000 loan secured by 3,749 shares, and $38,000 loan secured by 3,750 shares.

       Also includes a $13,000 9.22% stock option loan secured by 3,000 shares of Pall Corporation common stock, which loan is payable in January 1995.

G Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                $41,000 loan secured by 4,000 shares,
                $30,000 loan secured by 3,000 shares, and $66,000 loan secured by 8,000 shares.

H Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                $53,000 loan secured by 6,000 shares, and $59,000 loan secured by 6,000 shares.

I Represents non-interest bearing stock option loan payable on demand and secured by 15,000 shares of Pall Corporation common stock.

J Represents non-interest bearing stock option loan payable on demand and secured by 20,000 shares of Pall Corporation common stock.

K Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                $98,000 loan secured by 10,000 shares,
                $19,000 loan secured by 7,500 shares, and $75,000 loan secured by 7,500 shares.

L Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                $76,000 loan secured by 7,500 shares,
                $38,000 loan secured by 3,749 shares, and $38,000 loan secured by 3,750 shares.

        Also includes a $7,000 9.08% stock option loan secured by 1,500 shares of Pall Corporation common stock, which was paid in full in September 1994.

M Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                  $99,000 loan secured by 12,000 shares, and $89,000 loan secured by 10,500 shares.

N Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                  $38,000 loan secured by 3,733 shares,
                  $36,000 loan secured by 3,766 shares, and $33,000 loan secured by 3,750 shares.

O Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                  $134,000 loan secured by 15,000 shares, and $151,000 loan secured by 15,000 shares.

P Represents non-interest bearing stock option loan payable on demand and secured by 30,000 shares of Pall Corporation common stock.

Q Represents non-interest bearing stock option loan payable on demand and secured by 14,000 shares of Pall Corporation common stock.

R Represents non-interest bearing stock option loan payable on demand and secured by 15,000 shares of Pall Corporation common stock.

S Represents non-interest bearing stock option loan payable on demand and secured by 16,666 shares of Pall Corporation common stock.

T Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                  $122,000 loan secured by 12,000 shares,
                  $76,000 loan secured by 7,500 shares, and $75,000 loan secured by 7,500 shares.

U Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                  $46,000 loan secured by 4,700 shares,
                  $38,000 loan secured by 3,749 shares, and $38,000 loan secured by 3,750 shares.

V Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                  $131,000 loan secured by 13,292 shares,
                  $96,000 loan secured by 7,407 shares, and $52,000 loan secured by 3,843 shares.

W Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                  $66,000 loan secured by 6,666 shares, and $64,000 loan secured by 7,500 shares.

X Represents non-interest bearing stock option loans payable on demand and secured by shares of Pall Corporation common stock:
                  $50,000 loan secured by 5,000 shares, and $84,000 loan secured by 10,000 shares.

Y Represents non-interest bearing stock option loan payable on demand and secured by 15,000 shares of Pall Corporation common stock.

        All number of shares shown above reflect the 3-for-2 stock split declared by the Board on November 22, 1991, and the 4-for-3 stock split declared by the Board on November 20, 1992.

                                                                     SCHEDULE II

COLUMN A                 COLUMN B     COLUMN C        COLUMN D                   COLUMN E
- --------                 --------     --------        --------                   --------
                                                     Deductions           Balance at end of period
                                                     ----------           ------------------------
Name                   Balance at                              Amounts
of                     Beginning                Amounts        Written                     Not
Debtor                 of Period     Additions  Collected      Off            Current      Current
- ------                 ----------    ---------  ---------      -------        -------      -------
Year ended
July 31, 1993
Howard Abrams          $  197,000     $  -0-    $  113,000         $-0-          $-0-   $   84,000
Joseph Campolong          110,000       58,000      50,000          -0-           -0-      118,000
Peter Degen                73,000        -0-        73,000          -0-           -0-        -0-
John Farris                71,000       38,000       -0-            -0-           -0-      109,000
Steven Greco               89,000       38,000       -0-            -0-           -0-      127,000
Charles Grimm              95,000       30,000      54,000          -0-           -0-       71,000
Maurice G. Hardy          153,000        -0-         -0-            -0-           -0-      153,000
Jeremy Hayward-Surry      174,000        -0-        57,000          -0-           -0-      117,000
Hyman Katz                 72,000       36,000      34,000          -0-           -0-       74,000
Patricia Iannucci         121,000        -0-         -0-            -0-           -0-      121,000
Erwin Kirnbauer           164,000      134,000     164,000          -0-           -0-      134,000
Abraham Krasnoff          507,000        -0-       507,000          -0-           -0-        -0-
Nicholas Nickolaus        140,000        -0-         -0-            -0-           -0-      140,000
Nicholas Renzi            122,000      151,000       -0-            -0-           -0-      273,000
Stanley Wernick           376,000        -0-         -0-            -0-           -0-      376,000
                       ----------     --------  ----------         ----          ----   ----------
TOTAL                  $2,464,000     $485,000  $1,052,000         $-0-          $-0-   $1,897,000
                       ==========     ========  ==========         ====          ====   ==========

                                                                     SCHEDULE II

COLUMN A                 COLUMN B     COLUMN C        COLUMN D                   COLUMN E
- --------                 --------     --------        --------                   --------
                                                     Deductions           Balance at end of period
                                                     ----------           ------------------------
Name                   Balance at                              Amounts
of                     Beginning                Amounts        Written                     Not
Debtor                 of Period     Additions  Collected      Off            Current      Current
- ------                 ----------    ---------  ---------      -------        -------      -------
Year ended
August 1, 1992
Howard Abrams          $    7,000   $  197,000  $    7,000         $-0-          $-0-   $  197,000
Joseph Campolong          110,000        -0-         -0-            -0-           -0-      110,000
Peter Degen                53,000      146,000     126,000          -0-           -0-       73,000
Maurice G. Hardy          678,000        -0-       525,000          -0-           -0-      153,000
Jeremy Hayward-Surry       98,000       76,000       -0-            -0-           -0-      174,000
Patricia Iannucci          21,000      114,000      14,000          -0-           -0-      121,000
Mark Kachur               164,000        -0-       164,000          -0-           -0-        -0-
Erwin Kirnbauer           164,000        -0-         -0-            -0-           -0-      164,000
Abraham Krasnoff          307,000      200,000       -0-            -0-           -0-      507,000
Nicholas Nickolaus          -0-        140,000       -0-            -0-           -0-      140,000
Nicholas Renzi              -0-        152,000      30,000          -0-           -0-      122,000
Arnold Weiner              72,000        -0-        72,000          -0-           -0-        -0-
Stanley Wernick           295,000      148,000      67,000          -0-           -0-      376,000
                       ----------   ----------  ----------         ----          ----   ----------
TOTAL                  $1,969,000   $1,173,000  $1,005,000         $-0-          $-0-   $2,137,000
                       ==========   ==========  ==========         ====          ====   ==========

                                                                      Schedule V

                     PALL CORPORATION AND SUBSIDIARIES
                     PROPERTY, PLANT AND EQUIPMENT
                     YEAR ENDED JULY 30, 1994



                                     BALANCE AT        ADDITIONS       RETIREMENTS/    OTHER CHANGES        BALANCE AT
                                        7/31/93          AT COST  SALES/ WRITE OFFS     ADD (DEDUCT)           7/30/94
                                                             (A)                (A)              (B)
LAND                            $    24,716,000   $                 $                 $      310,000    $   25,026,000
BUILDINGS AND IMPROVEMENTS          196,238,000       31,956,000          (321,000)        3,469,000       231,342,000
MACHINERY AND EQUIPMENT             271,829,000       34,532,000        (2,341,000)        4,389,000       308,409,000
FURNITURE AND FIXTURES               39,131,000        3,962,000          (981,000)        2,103,000        44,215,000
TRANSPORTATION EQUIPMENT             12,088,000        2,904,000        (2,973,000)         (382,000)       11,637,000
                                ---------------   --------------    --------------    --------------    --------------
                                $   544,002,000   $   73,354,000    $   (6,616,000)   $    9,889,000    $  620,629,000
                                ===============   ==============    ==============    ==============    ==============

NOTES:

(A) FOREIGN SUBSIDIARY ADDITIONS AND RETIREMENTS/ SALES/ WRITE OFFS ARE TRANSLATED AT WEIGHTED AVERAGE EXCHANGE RATES.

(B) REFLECTS THE EFFECT ON CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT OF CHANGES IN THE EXCHANGE RATES USED TO TRANSLATE FOREIGN CURRENCY FIXED ASSETS BETWEEN THE RESPECTIVE BALANCE SHEET DATES.

                                                                      Schedule V

                                   PALL CORPORATION AND SUBSIDIARIES
                                   PROPERTY, PLANT AND EQUIPMENT
                                   YEARS ENDED JULY 31, 1993 AND AUGUST 1, 1992


                                       BALANCE AT          ADDITIONS         RETIREMENTS          OTHER CHANGES          BALANCE AT
                                           8/1/92            AT COST            OR SALES           ADD (DEDUCT)             7/31/93
YEAR ENDED JULY 31,1993                                          (A)                 (A)                    (B)
LAND                                $  24,370,000      $                  $                      $      346,000       $  24,716,000
BUILDINGS AND IMPROVEMENTS            188,039,000         24,149,000          (5,139,000)           (10,811,000)        196,238,000
MACHINERY AND EQUIPMENT               292,125,000         32,565,000         (34,944,000)           (17,917,000)        271,829,000
FURNITURE AND FIXTURES                 41,903,000          3,252,000          (1,693,000)            (4,331,000)         39,131,000
TRANSPORTATION EQUIPMENT               14,667,000          2,616,000          (2,612,000)            (2,583,000)         12,088,000
                                    -------------      -------------      --------------         --------------       -------------
                                    $ 561,104,000      $  62,582,000      $  (44,388,000)        $  (35,296,000)      $ 544,002,000
                                    =============      =============      ==============         ==============       =============

                                       BALANCE AT          ADDITIONS         RETIREMENTS          OTHER CHANGES           BALANCE AT
                                           8/3/91            AT COST            OR SALES           ADD (DEDUCT)               8/1/92
YEAR ENDED AUGUST 1, 1992                                        (A)                 (A)                    (B)
LAND                                $  23,689,000      $                  $                      $      681,000       $   24,370,000
BUILDINGS AND IMPROVEMENTS            163,687,000         13,321,000            (418,000)            11,449,000          188,039,000
MACHINERY AND EQUIPMENT               255,031,000         34,107,000          (5,200,000)             8,187.000          292,125,000
FURNITURE AND FIXTURES                 34,255,000          4,665,000            (816,000)             3,799,000           41,903.000
TRANSPORTATION EQUIPMENT               12,787,000          4,081.000          (3,803,000)             1,602,000           14,667,000
                                    -------------      -------------      --------------         --------------       --------------
                                    $ 489,449,000      $  56,174,000      $  (10,237,000)        $   25,718,000       $  561,104,000
                                    =============      =============      ==============         ==============       ==============

NOTES:
(A) FOREIGN SUBSIDIARY ADDITIONS AND RETIREMENTS ARE TRANSLATED AT WEIGHTED AVERAGE EXCHANGE RATES.

(B) PREDOMINANTLY DUE TO THE EFFECT ON CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT OF CHANGES IN THE EXCHANGE RATES USED TO TRANSLATE FOREIGN CURRENCY FIXED ASSETS BETWEEN THE RESPECTIVE BALANCE SHEET DATES.

                                                                     Schedule VI

                                   PALL CORPORATION AND SUBSIDIARIES
                                   ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                                   PROPERTY, PLANT AND EQUIPMENT
                                   YEAR ENDED JULY 30,1994


                                     BALANCE AT          ADDITIONS        RETIREMENTS/     OTHER CHANGES          BALANCE AT
                                        7/31/93            AT COST   SALES/ WRITE OFFS      ADD (DEDUCT)             7/30/94
                                                               (A)                 (A)               (B)
BUILDINGS AND IMPROVEMENTS       $   36,239,000    $     5,239,000      $     (242,000)    $     665,000      $   41,901,000
MACHINERY AND EQUIPMENT             120,011,000         25,723,000          (1,229,000)        2,857,000         147,362,000
FURNITURE AND FIXTURES               22,972,000          3,818,000            (550,000)        1,021,000          27,261,000
TRANSPORTATION EQUIPMENT              7,160,000          2,024,000          (2,246,000)         (450,000)          6,488,000
                                 --------------    ---------------      --------------     -------------      --------------
                                 $  186,382,000    $    36,804,000      $   (4,267,000)    $   4,093,000      $  223,012,000
                                 ==============    ===============      ==============     =============      ==============

NOTES:

(A) FOREIGN SUBSIDIARY ADDITIONS AND RETIREMENTS/ SALES/ WRITE OFFS ARE TRANSLATED AT WEIGHTED AVERAGE EXCHANGE RATES.

(B) REFLECTS THE EFFECT ON CONSOLIDATED ACCUMULATED DEPRECIATION AND AMORTIZATION OF CHANGES IN THE EXCHANGE RATES USED TO TRANSLATE FOREIGN CURRENCY AMOUNTS BETWEEN THE RESPECTIVE BALANCE SHEET DATES.

                                                                     Schedule VI

                                  PALL CORPORATION AND SUBSIDIARIES
                                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                                  PROPERTY, PLANT AND EQUIPMENT
                                  YEARS ENDED JULY 31, 1993 AND AUGUST 1, 1992


                                         BALANCE AT          ADDITIONS          RETIREMENTS         OTHER CHANGES        BALANCE AT
                                             8/1/92            AT COST             OR SALES          ADD (DEDUCT)           7/31/93
YEAR ENDED JULY 31, 1993                                           (A)                  (A)                   (B)
BUILDINGS AND IMPROVEMENTS           $   35,148,000     $    5,025,000     $     (2,492,000)     $     (1,442,000)   $   36,239,000
MACHINERY AND EQUIPMENT                 128,161,000         24,208,000          (24,128,000)           (8,230,000)      120,011,000
FURNITURE AND FIXTURES                   23,695,000          3,560,000           (1,319,000)           (2,964,000)       22,972,000
TRANSPORTATION EQUIPMENT                  8,037,000          2,395,000           (1,858,000)           (1,414,000)        7,160,000
                                     --------------     --------------     ----------------      ----------------    --------------
                                     $  195,041,000     $   35,188,000     $    (29,797,000)     $    (14,050,000)   $  186,382,000
                                     ==============     ==============     ================      ================    ==============


                                         BALANCE AT          ADDITIONS          RETIREMENTS         OTHER CHANGES        BALANCE AT
                                             8/3/91            AT COST             OR SALES          ADD (DEDUCT)            8/1/92
YEAR ENDED AUGUST 1, 1992                                          (A)                  (A)                   (B)
BUILDINGS AND IMPROVEMENTS           $   29,869,000     $    4,450,000     $       (233,000)     $      1,062,000    $   35,148,000
MACHINERY AND EQUIPMENT                 102,533,000         23,606,000           (2,202,000)            4,224,000       128,161,000
FURNITURE AND FIXTURES                   18,348,000          3,502,000             (273,000)            2,118,000        23,695,000
TRANSPORTATION EQUIPMENT                  6,866,000          2,802,000           (2,463,000)              832,000         8,037,000
                                     --------------     --------------     ----------------      ----------------    --------------
                                     $  157,616,000     $   34,360,000     $     (5,171,000)     $      8,236,000    $  195,041,000
                                     ==============     ==============     ================      ================    ==============


NOTES:
(A) FOREIGN SUBSIDIARY ADDITIONS AND RETIREMENTS ARE TRANSLATED AT WEIGHTED AVERAGE EXCHANGE RATES.

(B) PREDOMINANTLY DUE TO THE EFFECT ON CONSOLIDATED ACCUMULATED DEPRECIATION AND AMORTIZATION OF CHANGES IN THE EXCHANGE RATES USED TO TRANSLATE FOREIGN CURRENCY FIXED ASSETS BETWEEN THE RESPECTIVE BALANCE SHEET DATES.

                                                                   Schedule VIII

                                      PALL CORPORATION AND SUBSIDIARIES
                                      VALUATION AND QUALIFYING ACCOUNTS
                                      YEARS ENDED JULY 30, 1994,
                                      JULY 31, 1993 AND AUGUST 1, 1992


                                      Balance at               Charged to                Write-off of                 Balance
                                      Beginning                Costs and                 Uncollectible                at End
             Description              of Year                  Expenses                  Accounts                     of Year
             -----------              -----------              -----------               -------------                --------
Year ended July 3O, 1994:
  Allowance for doubtful
  accounts                          $    3,368,000           $     2,852,000           $      1,444,000            $      4,776,000

Year ended July 31, 1993:
  Allowance for doubtful
  accounts                          $    3,537,000           $     1,048,000           $      1,217,000            $      3,368,000

Year ended August 1, 1992:
  Allowance for doubtful
  accounts                          $    3,878,000           $     1,013,000           $      1,354,000            $      3,537,000

                                                                     Schedule IX

                                               PALL CORPORATION AND SUBSIDIARIES
                                                     SHORT-TERM BORROWINGS
                                                   YEARS ENDED JULY 30, 1994
                                               JULY 31, 1993 AND AUGUST 1, 1992

                   Category of          Balance at      Weighted         Maximum                  Average Amount    Weighted Average
                   Aggregate Short      Year End        Average          Outstanding              Outstanding       Interest Rate
                   Term Borrowings                      Interest         During Year              During Year       During Year
                                                        Rate at
                                                        Year End

                   ---------------------------------------------------------------------------------------------------------------
Year ended
July 30, 1994      Bank Loans        $  112,034,000      4.2%           $   167,234,000         $  132,252,000             3.5%

Year ended
July 31, 1993      Bank Loans        $  125,054,000      3.3%           $   131,506,000         $  112,950,000             3.8%

Year ended
August 1, 1992     Bank Loans        $  111,291,000      4.0%           $   120,927,000         $   87,984,000             5.3%

                                                                      Schedule X

                   PALL CORPORATION AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   YEARS ENDED JULY 30, 1994, JULY 31, 1993, AND AUGUST 1, 1992





ITEM                                                                CHARGED TO COSTS AND EXPENSES
- -------                                                             ----------------------------------
                                                    1994                         1993                         1992
                                             -----------                  -----------                  -----------
MAINTENANCE AND REPAIRS                      $14,119,000                  $13,674,000                  $13,018,000

ADVERTISING                                    7,955,000                    7,859,000                    7,728,000




Amounts for taxes, other than payroll and income taxes, royalties and amortization of intangibles do not exceed one percent of sales.

[KPMG PEAT MARKWICK LETTERHEAD]
                                                                            -29-





                   Independent Auditors' Report on Schedules
                   -----------------------------------------



The Board of Directors
Pall Corporation:


Under date of September 7, 1994, we reported on the consolidated balance sheets of Pall Corporation and subsidiaries as of July 30, 1994 and July 31, 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended July 30, 1994, as contained in the Company's fiscal 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's annual report on Form 10-K for fiscal year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the Income Taxes note to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on a prospective basis in fiscal year 1992.


                                        /s/ KPMG PEAT MARWICK LLP
                                        -------------------------
                                        KPMG PEAT MARWICK LLP


Jericho, New York
September 7, 1994

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                                  /s/ Jeremy Hayward-Surry
                                                 -------------------------
                                                 PALL CORPORATION
                                                 By: Jeremy Hayward-Surry
                                                     President and Treasurer
                                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

 /s/ Eric Krasnoff
- ------------------                 Chairman of the Board and           October 21, 1994
Eric Krasnoff                        Chief Executive Officer

 /s/ Jeremy Hayward-
   Surry
- ------------------                 President and Treasurer - Chief     October 21, 1994
Jeremy Hayward-                      Financial Officer and Director
  Surry

 /s/ Peter Schwartzman
- ----------------------             Chief Accountant (Chief             October 21, 1994
Peter Schwartzman                    Accounting Officer)

 /s/ Abraham Appel
- ------------------                 Director                            October 21, 1994
Abraham Appel

 /s/ Abraham Krasnoff
- ---------------------              Director                            October 21, 1994
Abraham Krasnoff

 /s/ David B. Pall
- ------------------                 Director                            October 21, 1994
David B. Pall


- ------------------                 Director                            October 21, 1994
Henry Petronis

 /s/ Chesterfield F. Seibert
- ----------------------------       Director                            October 21, 1994
Chesterfield F. Seibert

 /s/ Heywood Shelley
- --------------------               Director                            October 21, 1994
Heywood Shelley

 /s/ James D. Watson
- --------------------               Director                            October 21, 1994
James D. Watson

                    EXHIBIT INDEX
                    *************

                                                               Page
 Exhibit                                                     of 1994
  Number     Description of Exhibit                         Form 10-K
 -------    --------------------------------------          ---------
  3(i)     Restated Certificate of Incorporation of
           the registrant as amended through
           November 23, 1993                                 34- 49

  3(ii)    By-Laws as amended through July 11, 1994          50- 71

  4 Note: The exhibits filed herewith do not include the instruments with respect to long-term debt of the registrant and its subsidiaries, inasmuch as the total amount of debt authorized under any such instru-ment does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, pursuant to Item 601(b) (4) (iii) of
           Regulation S-K, that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

 10.1*(a)  Agreement made as of July 31, 1992 with
           David B. Pall, filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended August 1, 1992 (the
           "1992 10-K").

 10.2(a)   Employment Agreement dated April 1, 1994 with
           Eric Krasnoff.                                    72- 90

 10.3(a)   Amendment dated July 11, 1994 to Employment
           Agreement dated April 1, 1994 with Eric
           Krasnoff.                                           91

 10.4(a)   Employment Agreement dated August 1, 1994
           with Jeremy Hayward-Surry.                        92-109

 10.5*(a)  Service Agreement dated March 17, 1992 with
           Derek Thomas Donald Williams, filed as
           Exhibit 10.21 to the 1992 10-K.

 10.6*(a)  Service Agreement dated March 17, 1992 with
           Donald Guy Edward Nicholls, filed as
           Exhibit 10.20 to the 1992 10-K.


 * Incorporated herein by reference.

 (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                              Page
 Exhibit                                                    of 1994
  Number     Description of Exhibit                        Form 10-K
 -------    --------------------------------------         ---------
 10.7*(a)  Service Agreement dated October 21, 1988
           with Clifton Stanley Hutchings, filed as
           Exhibit 10.17 to the registrant's Annual
           Report on Form 10-K for the fiscal year
           ended July 31, 1993 (the "1993 10-K").

 10.8*(a)  Service Agreement dated June 21, 1989
           with Gerhard Friedrich Weich, filed as
           Exhibit 10.18 to the 1993 10-K.

 10.9*(a)  Employment Agreement dated February 1, 1992
           with Arnold Weiner, filed as Exhibit 10.32 to the 1992 10-K.

 10.10*(a) Amendment dated July 19, 1993 to Employment
           Agreement dated February 1, 1992 with
           Arnold Weiner, filed as Exhibit 10.14 to the 1993 10-K.

 10.11*(a) Employment Agreement dated February 1, 1992
           with Samuel Wortham, filed as Exhibit 10.15 to the 1992 10-K.

 10.12*(a) Amendment dated July 19, 1993 to Employment
           Agreement dated February 1, 1992 with Samuel
           Wortham, filed as Exhibit 10.4 to the 1993
           10-K.

 10.13(a)  Employment Agreement dated August 1, 1994
           with Peter Cope.                                  110-127

 10.14(a)  Employment Agreement dated August 1, 1994
           with Robert Simkins.                              128-145

 10.15*(a) Employment Agreement dated February 1, 1992 with Peter Schwartzman, filed as Exhibit
           10.33 to the 1992 10-K.

 10.16*(a) Amendment dated July 19, 1993 to Employment
           Agreement dated February 1, 1992 with Peter
           Schwartzman, filed as Exhibit 10.16 to the 1993 10-K.

 10.17(a)  Employment Agreement dated September 26, 1994
           with Donald B. Stevens.                           146-163

 10.18(a)  Agreement dated April 1, 1994 with Nicholas
           Nickolaus.                                        164-165

 10.19(a)  Agreement dated August 15, 1994 with Joseph
           Campolong.                                        166-167

 * Incorporated herein by reference.

 (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                              Page
 Exhibit                                                    of 1994
  Number     Description of Exhibit                        Form 10-K
 -------    --------------------------------------         ---------
 10.20(a)  Pall Corporation Supplementary Profit-
           Sharing Plan as amended and restated,
           effective as of September 19, 1994.              168-175

 10.21*(a) Pall Corporation Supplementary Pension Plan as amended to February 26, 1993, filed as
           Exhibit 10.20 to the 1993 10-K.

 10.22(a)  Pall Corporation Profit-Sharing Plan, as
           amended and restated on September 19, 1994       176-236

 10.23*(a) Pall Corporation 1993 Stock Option Plan, filed as Exhibit 10.22 to the 1993 10-K.

 10.24*(a) Pall Corporation 1991 Stock Option Plan, filed as Exhibit 10.42 to the 1991 10-K.

 10.25*(a) Pall Corporation 1988 Stock Option Plan, as amended through October 8, 1991, filed as Exhibit 10.32 to the 1991 10-K.

 13        Annual Report to Shareholders for the year
           ended July 30, 1994.                             237-290

 21        Subsidiaries of Pall Corporation.                  291

 23        Consent of Independent Auditors.                   292

 27        Financial Data Schedule (only filed
           electronically).

 * Incorporated herein by reference.

 (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.