Form 10-Q
period 1994-10-29
PALL CORP
filed 1994-12-07
CIK 75829

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 29, 1994

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
                                              Yes  X    No
                                                  ----    ----


At December 5, 1994, 115,324,144 shares of common stock of the Registrant were outstanding.

                               PALL CORPORATION

                              INDEX TO FORM 10-Q

COVER SHEET                                                                   1

INDEX TO FORM 10-Q                                                            2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

          Condensed consolidated balance sheets -
             October 29, 1994 and July 30, 1994                               3

          Condensed consolidated statements of earnings -
             three months ended October 29, 1994 and
             October 30, 1993                                                 4

          Condensed consolidated statements of cash flows -
             three months ended October 29, 1994 and
             October 30, 1993                                                 5

          Notes to condensed consolidated financial statements                6

   Item 2. Management's discussion and analysis of financial
             condition and results of operations                              7


PART II. OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K                                   8


SIGNATURES                                                                    8

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       PALL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


 (in thousands)                                   October 29,      July 30,
          ASSETS                                     1994            1994
                                                  -----------      --------
Current Assets:
   Cash and cash equivalents                        $ 50,976       $ 38,224
   Short-term investments                             49,900         50,800
   Accounts receivable, net of allowances
     for doubtful accounts of $4,702
     and $4,776, respectively                        174,699        207,159
   Inventories - Note 2                              147,511        138,382
   Deferred income taxes                              17,500         17,178
   Prepaid expenses                                   17,070         15,346
   Other current assets                                3,658          3,336
                                                    --------       --------
          Total Current Assets                       461,314        470,425
Property, plant and equipment, net of
   accumulated depreciation of $236,511
   and $223,012, respectively                        407,569        397,617
Other assets                                          92,722         91,537
                                                    --------       --------
          Total Assets                              $961,605       $959,579
                                                    ========       ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                           $109,302       $112,034
   Accounts payable                                   36,034         40,401
   Accrued liabilities:
     Salaries and commissions                         26,908         24,031
     Payroll taxes                                     4,808          5,185
     Income taxes                                     33,258         33,019
     Interest                                          1,443          1,232
     Pension and profit-sharing plans                 12,852         11,014
                                                    --------       --------
     Other                                            15,010         16,437
                                                      94,279         90,918
   Current portion of long-term debt                   2,562          2,819
   Dividends payable                                       0         10,667
                                                    --------       --------
          Total Current Liabilities                  242,177        256,839
Long-term debt, less current portion                  54,925         54,097
Deferred income taxes                                 32,056         31,450
Other non-current liabilities                         30,200         29,987
                                                    --------       --------
          Total Liabilities                          359,358        372,373
                                                    --------       --------
Stockholders' Equity:
   Common stock, $.10 par value                       11,735         11,735
   Capital in excess of par value                     53,769         53,769
   Retained earnings                                 574,225        572,388
   Treasury stock, at cost                           (35,084)       (35,144)
   Foreign currency translation adjustment            11,173         (1,816)
   Minimum pension liability adjustment               (4,638)        (4,711)
   Stock option loans                                 (8,282)        (8,432)
   Unrealized losses on investments                     (651)          (583)
                                                    --------       --------
          Total Stockholders' Equity                 602,247        587,206
                                                    --------       --------
          Total Liabilities and
             Stockholders' Equity                   $961,605       $959,579
                                                    ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


(in thousands, except                                     Three Months Ended
  per share data)                                     ----------------------------
                                                      Oct. 29,            Oct. 30,
                                                        1994                1993
                                                      --------            --------
Revenues:
   Net sales                                          $159,195            $141,874
   Interest earned                                       1,370               1,317
                                                      --------            --------
   Total revenues                                      160,565             143,191

Costs and expenses:
   Cost of sales                                        61,988              55,201
   Selling, general and
     administrative expenses                            67,223              61,132
   Research and development                             10,160               9,559
   Interest expense                                      2,182               1,919
                                                      --------            --------
   Total costs and expenses                            141,553             127,811

Earnings before income taxes
   and the cumulative effect of an
   accounting change                                    19,012              15,380
Provisions for income taxes                              5,703               4,307
                                                      --------            --------
Earnings before the cumulative
   effect of an accounting change                       13,309              11,073
Cumulative effect of a change in
   accounting for postemployment
   benefits - Note 3                                      (780)                  0
                                                      --------            --------
Net earnings                                          $ 12,529            $ 11,073
                                                      ========            ========
Earnings per share:
   Before the cumulative effect of
     an accounting change                                $0.12               $0.10
   Cumulative effect of a change in
     accounting for postemployment
     benefits - Note 3                                   (0.01)                  0
                                                      --------            --------
   Net earnings per share                                $0.11               $0.10
                                                      ========            ========
Dividends declared per share                             $0.09               $0.08

Average number of shares
   outstanding                                         115,321             115,905

See accompanying Notes to Condensed Consolidated Financial
Statements.

                       PALL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                            Three Months Ended
                                                                       ----------------------------
 (in thousands)                                                        Oct. 29,            Oct. 30,
                                                                         1994                1993
                                                                       --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $ 48,422            $ 34,369

INVESTING ACTIVITIES:
  Capital expenditures                                                  (14,282)            (21,225)
  Disposals of fixed assets                                                 703                 528
  Short-term investments                                                    900              24,700

                                                                       --------            --------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                        (12,679)              4,003

FINANCING ACTIVITIES:
  Net short-term borrowings                                              (3,693)             (7,415)
  Payments on long-term debt                                               (555)             (1,214)
  Net proceeds from exercise of stock options                               186                 987
  Dividends paid                                                        (21,334)            (18,558)
  Treasury stock                                                              0              (5,450)
                                                                       --------            --------
NET CASH (USED) BY FINANCING ACTIVITIES                                 (25,396)            (31,650)

CASH FLOW FOR PERIOD                                                     10,347               6,722

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           38,224              42,652

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   2,405                (117)
                                                                       --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 50,976            $ 49,257
                                                                       ========            ========

Supplemental disclosures:
   Interest paid (net of amount capitalized)                           $  2,062            $  1,771
   Income taxes paid (net of refunds)                                     5,998               7,712

See accompanying Notes to Condensed Consolidated Financial Statements.

                       PALL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

   The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at October 29, 1994 and July 30, 1994, (ii) the results of its operations for the three month periods ended October 29, 1994 and October 30, 1993, and (iii) its cash flows for the three month periods ended October 29, 1994 and October 30, 1993.


NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:


                                                                        Oct. 29,       July 30,
           (in thousands)                                                 1994           1994
                                                                        --------       --------
          Raw materials and components                                   $61,638        $58,999
          Work-in-process                                                 16,354         12,737
          Finished goods                                                  69,519         66,646
                                                                        --------       --------
          Total inventory                                               $147,511       $138,382
                                                                        ========       ========


NOTE 3 - CUMULATIVE EFFECT OF A CHANGE IN AN ACCOUNTING PRINCIPLE

   In the quarter ended October 29, 1994, the Company adopted Financial Accounting Standards Board Statement No. 112 (Employers' Accounting for Postemployment Benefits). The effect of initially applying this Statement ($1,200,000 pre-tax, $780,000 after taxes, 1 cent per share) is reported as the cumulative effect of a change in an accounting principle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

I. Results of Operations:
          Quarter ended October 29, 1994 compared to quarter ended October 30, 1993.

          Sales for the first quarter of 1995 increased 12% over the first quarter of 1994. If foreign exchange rates had remained unchanged relative to the first quarter of 1994, sales would have increased by 8 1/2%, all of which is attributable to unit growth.

          The Company's pre-tax margin increased to 11.9% of sales in the first quarter of 1995 from 10.8% in the 1994 period. A decrease in selling, general and administrative expenses as a percentage of sales to 42.2% in the 1995 period, from 43.1% in the 1994 period, was the principal factor in the improved pre-tax margin.

          The Company's effective tax rate increased to 30.0% in the first quarter of 1995 from 28.0% in the 1994 period, such increase resulting mainly from reduced benefits of the Puerto Rico operations due to changes in the U.S. tax laws.

          Prior to the cumulative effect of a change in an accounting principle, net earnings for the first quarter of fiscal 1995 increased 20% to $13.3 million from $11.1 million in the prior year period.

          In the first quarter of fiscal 1995, the Company adopted Financial Accounting Standards Board Statement No. 112 (Employers' Accounting for Postemployment Benefits). The effect of initially applying this Statement ($1,200,000 pre-tax, $780,000 after taxes, 1 cent per share) is reported as the cumulative effect of a change in an accounting principle.

II. Liquidity and Capital Resources:
          The Company's working capital increased by $5.6 million during the first quarter of fiscal 1995. Had foreign exchange rates not changed from July 30, 1994, working capital would have declined by $1.7 million.

          Capital expenditures totalled $14.3 million, and depreciation expense totalled $10.1 million, in the quarter ended
          October 29, 1994.

          On November 15, 1994, the Company announced that it reached an agreement in principle to acquire Filtron Technology Corporation. The transaction, valued at a revised price of $27.65 million, is subject to certain conditions, and is expected to be completed by the end of the Company's second quarter.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (b) Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the three months ended October 29, 1994.






                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PALL CORPORATION

 December 7, 1994                             /s/ Jeremy Hayward-Surry
- -------------------                           --------------------------------
     Date                                     Jeremy Hayward-Surry
                                              President and Treasurer -
                                                 Chief Financial Officer


 December 7, 1994                             /s/ Peter Schwartzman
- -------------------                           --------------------------------
     Date                                     Peter Schwartzman
                                              Secretary and Chief Corporate
                                                 Accountant

                                EXHIBIT INDEX
                                -------------


              EX. 27        Financial Data Schedule