Form 10-Q
period 1995-01-28
PALL CORP
filed 1995-03-10
CIK 75829

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 28, 1995

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
                                           Yes X  No
                                              ---   ---

At February 28, 1995, 116,073,613 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q


COVER SHEET                                                                    1

INDEX TO FORM 10-Q                                                             2

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Condensed consolidated balance sheets - January 28, 1995 and
              July 30, 1994                                                    3

            Condensed consolidated statements of earnings - three months
              and six months ended January 28, 1995 and January 29, 1994       4

            Condensed consolidated statements of cash flows - six months
              ended January 28, 1995 and January 29, 1994                      5

            Notes to condensed consolidated financial statements               6

   Item 2.  Management's discussion and analysis of financial
              condition and results of operations                              7


PART II. OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K                                    9


SIGNATURES                                                                     9

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       PALL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


 (in thousands)                                        January 28,     July 30,
         ASSETS                                           1995           1994
                                                       -----------     --------
Current Assets:
   Cash and cash equivalents                           $ 36,568        $ 38,224
   Short-term investments                                53,400          50,800
   Accounts receivable, net of allowances
     for doubtful accounts of $4,673
     and $4,776, respectively                           177,632         207,159
   Inventories - Note 2                                 148,556         138,382
   Deferred income taxes                                 17,600          17,178
   Prepaid expenses                                      16,736          15,346
   Other current assets                                   5,063           3,336
                                                       --------        --------
         Total Current Assets                           455,555         470,425
Property, plant and equipment, net of
   accumulated depreciation of $240,708
   and $223,012, respectively                           409,971         397,617
Other assets                                             94,064          91,537
                                                       --------        --------
         Total Assets                                  $959,590        $959,579
                                                       ========        ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                              $ 92,130       $ 112,034
   Accounts payable                                      37,376          40,401
   Accrued liabilities:
     Salaries and commissions                            20,047          24,031
     Payroll taxes                                        4,746           5,185
     Income taxes                                        33,956          33,019
     Interest                                             1,654           1,232
     Pension and profit-sharing plans                    11,744          11,014
     Other                                               16,836          16,437
                                                       --------        --------
                                                         88,983          90,918
   Current portion of long-term debt                      6,385           2,819
   Dividends payable                                     12,111          10,667
                                                       --------        --------
         Total Current Liabilities                      236,985         256,839
Long-term debt, less current portion                     48,943          54,097
Deferred income taxes                                    33,994          31,450
Other non-current liabilities                            30,442          29,987
                                                       --------        --------
         Total Liabilities                              350,364         372,373
                                                       --------        --------
Stockholders' Equity:
   Common stock, $.10 par value                          11,735          11,735
   Capital in excess of par value                        53,769          53,769
   Retained earnings                                    588,382         572,388
   Treasury stock, at cost                              (34,779)        (35,144)
   Foreign currency translation adjustment                3,321          (1,816)
   Minimum pension liability adjustment                  (4,566)         (4,711)
   Stock option loans                                    (8,136)         (8,432)
   Unrealized losses on investments                        (500)           (583)
                                                       --------        --------
         Total Stockholders' Equity                     609,226         587,206
                                                       --------        --------
         Total Liabilities and
            Stockholders' Equity                       $959,590        $959,579
                                                       ========        ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(in thousands, except                       Three Months Ended                Six Months Ended
  per share data)                         -----------------------        --------------------------
                                          Jan. 28,       Jan. 29,        Jan. 28,          Jan. 29,
                                            1995           1994            1995              1994
                                          --------       --------        --------          --------
Revenues:
   Net sales                              $192,847       $169,710        $352,042          $311,584
   Interest earned                           1,483          1,395           2,853             2,712
                                          --------       --------        --------          --------
   Total revenues                          194,330        171,105         354,895           314,296

Costs and expenses:
   Cost of sales                            73,165         64,069         135,153           119,270
   Selling, general and
     administrative expenses                69,392         63,816         136,615           124,948
   Research and development                 11,841         11,015          22,001            20,574
   Interest expense                          2,105          1,607           4,287             3,526
                                          --------       --------        --------          --------
   Total costs and expenses                156,503        140,507         298,056           268,318

Earnings before income taxes
   and the cumulative effect of
   an accounting change                     37,827         30,598          56,839            45,978
Provisions for income taxes                 11,346          8,567          17,049            12,874
                                          --------       --------        --------          --------
Earnings before the cumulative
   effect of an accounting change           26,481         22,031          39,790            33,104
Cumulative effect of a change in
   accounting for postemployment
   benefits - Note 3                             0              0            (780)                0
                                          --------       --------        --------          --------
Net earnings                              $ 26,481       $ 22,031        $ 39,010          $ 33,104
                                          ========       ========        ========          ========
Earnings per share:
   Before the cumulative effect of
     an accounting change                 $   0.23       $   0.19        $   0.35          $   0.29
   Cumulative effect of a change in
     accounting for postemployment
     benefits - Note 3                           0              0           (0.01)                0
                                          --------       --------        --------          --------
   Net earnings per share                 $   0.23       $   0.19        $   0.34          $   0.29
                                          ========       ========        ========          ========

Dividends declared per share              $   0.11       $   0.09        $   0.20          $   0.17

Average number of shares
   outstanding                             115,329        115,840         115,325           115,854

See accompanying Notes to Condensed Consolidated Financial Statements.

                       PALL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Six Months Ended
                                                     --------------------------
 (in thousands)                                      Jan. 28,          Jan. 29,
                                                       1995              1994
                                                     --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 73,378          $ 58,648

INVESTING ACTIVITIES:
  Capital expenditures                                (32,105)          (39,027)
  Disposals of fixed assets                             1,868             1,006
  Short-term investments                               (2,600)           13,500
  Acquisitions of license and of business of
    Australian distributor                                  0          (11,333)
                                                     --------          --------
NET CASH USED BY INVESTING ACTIVITIES                 (32,837)          (35,854)

FINANCING ACTIVITIES:
  Net short-term borrowings                           (20,337)           28,440
  Payments on long-term debt                           (1,813)           (5,039)
  Net proceeds from exercise of stock options             423             1,830
  Dividends paid                                      (21,334)          (18,558)
  Treasury stock                                            0           (15,381)
                                                     --------          --------
NET CASH USED BY FINANCING ACTIVITIES                 (43,061)           (8,708)

CASH FLOW FOR PERIOD                                   (2,520)           14,086

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         38,224            42,652

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   864               418
                                                     --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 36,568          $ 57,156
                                                     ========          ========

Supplemental disclosures:
   Interest paid (net of amount capitalized)         $  4,037          $  3,453
   Income taxes paid (net of refunds)                  12,888            11,688

See accompanying Notes to Condensed Consolidated Financial Statements.

                       PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

   The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at January 28, 1995 and July 30, 1994, (ii) the results of its operations for the three-month and six-month periods ended January 28, 1995 and January 29, 1994, and (iii) its cash flows for the six-month periods ended January 28, 1995 and January 29, 1994.


NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:

                                                   Jan. 28,    July 30,
 (in thousands)                                      1995        1994
                                                   --------    --------
       Raw materials and components                $ 59,397    $ 58,999
       Work-in-process                               18,752      12,737
       Finished goods                                70,407      66,646
                                                   --------    --------
       Total inventory                             $148,556    $138,382
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


I. Results of Operations:

A. Six months ended January 28, 1995 compared to the six months ended January 29, 1994.

   Sales for the first six months of fiscal 1995 were up 13% from the comparable period of the prior year. Had foreign exchange rates been unchanged, sales would have increased by 8%.

   The Company's pre-tax margin increased to 16.1% of sales in the first half of 1995 from 14.8% in the 1994 period. A decrease in selling, general and administrative expenses as a percentage of sales to 38.8% in the 1995 period, from 40.1% in the 1994 period, was the principal factor in the improved pre-tax margin.

   The Company's effective tax rate increased to 30.0% in the first half of fiscal 1995 from 28.0% in the first half of fiscal 1994, such increase resulting mainly from reduced benefits of the Puerto Rico operations due to changes in the U.S. tax laws.

   Prior to the cumulative effect of a change in an accounting principle, net earnings for the first half of fiscal 1995 increased 20% to $39.8 million from $33.1 million in the prior year period.

   In the first quarter of fiscal 1995, the Company adopted Financial Accounting Standards Board Statement No. 112 (Employers' Accounting for Postemployment Benefits). The effect of initially applying this Statement ($1,200,000 pre-tax, $780,000 after taxes, 1 cent per share) is reported as the cumulative effect of a change in an accounting principle.


B. Quarter ended January 28, 1995 compared to the quarter ended January 29,
   1994.

   Sales for the second quarter of fiscal 1995 increased 13 1/2% over the second quarter of fiscal 1994. Had foreign exchange rates not changed, sales would have increased by 8%.

   The Company's pre-tax margin increased to 19.6% in the second quarter of fiscal 1995, from 18.0% in the comparable period of the prior year. The increase resulted from the same factor mentioned in the six-month discussion above.

   The Company's effective tax rate increased to 30.0% in the second quarter of fiscal 1995 from 28.0% in the second quarter of fiscal 1994, for the same reason mentioned in the six-month discussion above.

   Net earnings for the second quarter of fiscal 1995 increased 20% to $26.5 million from $22.0 million in the prior year period.


II. Liquidity and Capital Resources:

   The Company's working capital increased by $5.0 million during the first six months of fiscal 1995. Had foreign exchange rates not changed from July 30, 1994, working capital would have increased by $2.4 million.

   Capital expenditures totalled $32.1 million, and depreciation expense totalled $20.4 million, in the six months ended January 28, 1995.

   On January 9, 1995, the Company's Board of Directors authorized a program to repurchase shares of its common stock. The Board authorized the expenditure of up to $50 million, and this program is ongoing. No shares were repurchased during the six months ended January 28, 1995.

   On November 15, 1994, the Company announced that it had reached an agreement to acquire Filtron Technology Corporation for a price of $27.65 million (consisting of $2.8 million in cash and 1.28 million shares of Company common stock). This transaction, which will be accounted for as a purchase, was completed at the end of January 1995.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the three months ended January 28, 1995.






                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PALL CORPORATION

 March 10, 1995                                 /s/ Jeremy Hayward-Surry
- ------------------                             -------------------------------
     Date                                      Jeremy Hayward-Surry
                                               President and Treasurer -
                                                  Chief Financial Officer


 March 10, 1995                                 /s/ Peter Schwartzman
- ------------------                             -------------------------------
     Date                                      Peter Schwartzman
                                               Secretary and Chief Corporate
                                                  Accountant

                                  EXHIBIT INDEX


                                                             Sequentially No.
Exhibit No.                        Description                          Page
- ----------                      -------------------                     -----
Ex-27                           Financial Data Schedule