Form 10-Q
period 1995-04-29
PALL CORP
filed 1995-06-08
CIK 75829

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 29, 1995

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
                                            Yes  X    No
                                                ----    ----

At May 31, 1995, 114,392,437 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q

COVER SHEET                                                                  1

INDEX TO FORM 10-Q                                                           2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

         Condensed consolidated balance sheets - April 29,
           1995 and July 30, 1994                                            3

         Condensed consolidated statements of earnings -
            three months and nine months ended April 29,
            1995 and April 30, 1994                                          4

         Condensed consolidated statements of cash flows -
            nine months ended April 29, 1995 and April 30,
            1994                                                             5

         Notes to condensed consolidated financial statements                6

   Item 2. Management's discussion and analysis of financial
            condition and results of operations                              8


PART II. OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K                                 11


SIGNATURES                                                                  11

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       PALL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

 (in thousands)                                  April 29,      July 30,
         ASSETS                                    1995           1994
Current Assets:                                 -----------    ---------
   Cash and cash equivalents                    $    50,101    $  38,224
   Short-term investments                            57,970       50,800
   Accounts receivable, net of allowances
     for doubtful accounts of $4,916
     and $4,776, respectively                       198,835      207,159
   Inventories - Note 2                             167,067      138,382
   Deferred income taxes                             17,825       17,178
   Prepaid expenses                                  17,272       15,346
   Other current assets                               4,654        3,336
                                                -----------    ---------
         Total Current Assets                       513,724      470,425
Property, plant and equipment, net of
   accumulated depreciation of $257,987
   and $223,012, respectively                       423,741      397,617
Other assets                                        121,416       91,537
                                                -----------    ---------
         Total Assets                           $ 1,058,881    $ 959,579
                                                ===========    =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                       $   125,612    $ 112,034
   Accounts payable                                  46,278       40,401
   Accrued liabilities:
     Salaries and commissions                        29,618       24,031
     Payroll taxes                                    5,595        5,185
     Income taxes                                    36,542       33,019
     Interest                                         1,569        1,232
     Pension and profit-sharing plans                 7,932       11,014
     Other                                           23,574       16,437
                                                -----------    ---------
                                                    104,830       90,918
   Current portion of long-term debt                  6,724        2,819
   Dividends payable                                 12,118       10,667
                                                -----------    ---------
         Total Current Liabilities                  295,562      256,839
Long-term debt, less current portion                 53,705       54,097
Deferred income taxes                                34,920       31,450
Other non-current liabilities                        32,088       29,987
                                                -----------    ---------
         Total Liabilities                          416,275      372,373
                                                -----------    ---------
Stockholders' Equity:
   Common stock, $.10 par value                      11,735       11,735
   Capital in excess of par value                    56,448       53,769
   Retained earnings                                609,754      572,388
   Treasury stock, at cost                          (38,629)     (35,144)
   Foreign currency translation adjustment           15,725       (1,816)
   Minimum pension liability adjustment              (4,422)      (4,711)
   Stock option loans                                (7,893)      (8,432)
   Unrealized losses on investments                    (112)        (583)
                                                -----------    ---------
         Total Stockholders' Equity                 642,606      587,206
                                                -----------    ---------
         Total Liabilities and
            Stockholders' Equity                $ 1,058,881    $ 959,579
                                                ===========    =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(in thousands, except                   Three Months Ended       Nine Months Ended
  per share data)                      --------------------    --------------------
                                       Apr. 29,    Apr. 30,    Apr. 29,    Apr. 30,
                                         1995        1994        1995        1994
Revenues:                              --------    --------    --------    --------
   Net sales                           $217,309    $177,814    $569,351    $489,398
   Interest earned                        1,711       1,440       4,564       4,152
                                       --------    --------    --------    --------
   Total revenues                       219,020     179,254     573,915     493,550

Costs and expenses:
   Cost of sales                         77,125      63,229     212,278     182,499
   Selling, general and
     administrative expenses             79,804      66,556     216,419     191,504
   Research and development              12,106      10,442      34,107      31,016
   Interest expense                       2,410       1,552       6,697       5,078
                                       --------    --------    --------    --------
   Total costs and expenses             171,445     141,779     469,501     410,097

Earnings before income taxes
   and the cumulative effect of
   an accounting change                  47,575      37,475     104,414      83,453
Provisions for income taxes              14,067       9,658      31,116      22,532
                                       --------    --------    --------    --------
Earnings before the cumulative
   effect of an accounting change        33,508      27,817      73,298      60,921
Cumulative effect of a change in
   accounting for postemployment
   benefits - Note 3                          0           0        (780)          0
                                       --------    --------    --------    --------
Net earnings                           $ 33,508    $ 27,817    $ 72,518    $ 60,921
                                       ========    ========    ========    ========
Earnings per share:
   Before the cumulative effect of
     an accounting change                 $0.29       $0.24       $0.64       $0.53
   Cumulative effect of a change in
     accounting for postemployment
     benefits - Note 3                        0           0       (0.01)          0
                                       --------    --------    --------    --------
   Net earnings per share                 $0.29       $0.24       $0.63       $0.53
                                       ========    ========    ========    ========

Dividends declared per share              $0.11       $0.09       $0.30       $0.27

Average number of shares
   outstanding                          115,560     115,632     115,418     115,786

See accompanying Notes to Condensed Consolidated Financial Statements.

                       PALL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Nine Months Ended
                                                         ----------------------
 (in thousands)                                           Apr. 29,     Apr. 30,
                                                            1995         1994
                                                         ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 116,306    $ 106,925

INVESTING ACTIVITIES:
  Capital expenditures                                     (47,039)     (53,760)
  Disposals of fixed assets                                  2,008          974
  Short-term investments                                    (7,170)      25,525
  Acquisitions of license, business of Australian
   distributor, and Filtron Technology Corporation,
   net of cash acquired                                       (230)     (11,333)
  Benefits protection trust                                 (2,450)      (2,567)
                                                         ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES                      (54,881)     (41,161)

FINANCING ACTIVITIES:
  Net short-term borrowings                                  8,266          189
  Payments on long-term debt                                (2,126)      (5,613)
  Net proceeds from exercise of stock options                1,353        5,983
  Dividends paid                                           (33,445)     (29,256)
  Treasury stock                                           (26,730)     (25,266)
                                                         ---------    ---------
NET CASH USED BY FINANCING ACTIVITIES                      (52,682)     (53,963)

CASH FLOW FOR PERIOD                                         8,743       11,801

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              38,224       42,652

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      3,134        1,316
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  50,101    $  55,769
                                                         =========    =========

Supplemental disclosures:
   Interest paid (net of amount capitalized)             $   6,340    $   4,796
   Income taxes paid (net of refunds)                       23,973       17,126
   Treasury stock issued upon acquisition of Filtron
     Technology Corporation                                 24,854          -

See accompanying Notes to Condensed Consolidated Financial Statements.

                       PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

   The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at April 29, 1995 and July 30, 1994, (ii) the results of its operations for the three-month and nine-month periods ended April 29, 1995 and April 30, 1994, and
(iii) its cash flows for the nine-month periods ended April 29, 1995 and April 30, 1994.

NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:

                                                 Apr. 29,   July 30,
          (in thousands)                           1995       1994
                                                 --------   --------
         Raw materials and components            $ 65,217   $ 58,999
         Work-in-process                           21,255     12,737
         Finished goods                            80,595     66,646
                                                 --------   --------
         Total inventory                         $167,067   $138,382
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

NOTE 4 - ACQUISITION OF FILTRON TECHNOLOGY CORPORATION

   On January 26, 1995, the Company acquired for approximately $28 million all of the outstanding shares of Filtron Technology Corporation, a manufacturer of ultrafiltration membranes and cassettes. This acquisition was financed through issuance of 1.28 million shares of the Company's treasury shares valued at approximately $25 million, and the remainder through working capital sources.
   The acquisition has been accounted for under the purchase method of accounting and accordingly the operations of Filtron are included in the Company's financial statements from the date of acquisition. The results of operations for the Company would not be materially affected had Filtron been included in fiscal 1995 from the beginning of the year, or had it been included in fiscal 1994.
   The purchase price exceeded the fair value of the tangible net assets acquired by approximately $22 million which is being amortized on a straight-line basis over 20 years.

NOTE 5 - CONTINGENCIES

   On April 19, 1995, a jury verdict for $7 million in damages was rendered against the Company in a product disparagement action. In the opinion of management and outside counsel, post-trial motions filed by the Company requesting the court to either (a) dismiss the jury verdict as a matter of law, or (b) grant a new trial, will be successful, resulting in no loss to the Company, and therefore, no accrual for the judgment has been made in the accompanying consolidated financial statements.

NOTE 6 - SUBSEQUENT EVENT

   On May 30, 1995, the Company announced that it had reached agreement in principle to acquire the assets of the Medical Plastics business of Bayer Corporation. This business is a leading producer of proprietary plastic disposable products and preservative solutions used in blood collection and storage. The purchase price will be about $41 million, subject to adjustment based on asset valuations at the time of closing.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

I. Results of Operations:

A. Nine months ended April 29, 1995 compared to the nine months ended April 30, 1994.

   Sales for the first nine months of fiscal 1995 increased 16 1/2% compared to the first nine months of the prior year. Had foreign exchange rates been unchanged, sales would have increased by 10 1/2%.

   The Company has announced that it expects sales for fiscal year 1995 to be in the range of $805 to $810 million. This would be a sales increase of about 15% for the year, including about 5% due to changes in foreign currency exchange rates.

   The Company's pre-tax margin increased to 18.3% of sales in the first nine months of 1995 from 17.1% in the 1994 period. A decrease in selling, general and administrative expenses as a percentage of sales to 38.0% in the 1995 period, from 39.1% in the 1994 period, was the principal factor in the improved profit margin. The dollar increase in selling, general and administrative expenses resulted from higher exchange rates, the acquisition of Filtron Technology Corporation at the beginning of the third quarter, and an increase in selling costs to better support the growing volume of sales.

   The Company's effective tax rate increased to 29.8% in the first nine months of fiscal 1995 from 27.0% in the first nine months of fiscal 1994, such increase resulting mainly from reduced benefits of the Puerto Rico operations due to changes in the U.S. tax laws.

   Prior to the cumulative effect of a change in an accounting principle, net earnings for the first nine months of fiscal 1995 increased 20 1/2% to $73.3 million from $60.9 million in the prior year period.

   In the first quarter of fiscal 1995, the Company adopted Financial Accounting Standards Board Statement No. 112 (Employers' Accounting for Postemployment Benefits). The effect of initially applying this Statement ($1,200,000 pretax, $780,000 after taxes, 1 cent per share) is reported as the cumulative effect of a change in an accounting principle.

B. Quarter ended April 29, 1995 compared to the quarter ended
  April 30, 1994.

   Sales for the third quarter of fiscal 1995 increased 22% over the third quarter of fiscal 1994. Had foreign currency exchange rates been unchanged, sales would have increased by 14%. Of this increase, 12% was due to volume and 2% to price increases. By segment, Fluid Processing sales increased 31 1/2%, Aeropower 23 1/2% and Health Care by 17%. In the quarter, backlogs increased in all three market segments.

   The Company's pre-tax margin increased to 21.9% in the third quarter of fiscal 1995, from 21.1% in the comparable period of the prior year. The increase resulted from the same factor mentioned in the nine-month discussion.

   The Company's effective tax rate increased to 29.6% in the third quarter of fiscal 1995 from 25.8% in the third quarter of fiscal 1994, for the same reason mentioned in the nine-month discussion.

   Net earnings for the third quarter of fiscal 1995 increased 20 1/2% to $33.5 million from $27.8 million in the prior year period.


II. Liquidity and Capital Resources:

   The Company's working capital increased by $4.6 million in the nine months ended April 29, 1995, principally as a result of changes in foreign currency exchange rates.

   The changes in the components of working capital were:

 (in millions)               Increase      Changes
                            (Decrease)      Due to
                            in Working    Exchange     Other
 Component                   Capital       Rates      Factors
 ---------                  ----------    --------    -------
Accounts receivable             ($8.3)      $12.4      ($20.7)
Inventories                      28.7         8.4        20.3
Other current assets              3.9         0.6         3.3
Short-term borrowings,
  net of cash and
  investments                     1.5        (2.5)        4.0
Payables and accruals           (17.7)       (5.8)      (11.9)
Income taxes payable             (3.5)       (0.4)       (3.1)
                                -----       -----      ------
Change in working
  capital                        $4.6       $12.7       ($8.1)

   Capital expenditures totalled $47.0 million, and depreciation expense totalled $31.1 million, in the nine months ended April 29, 1995.

   On January 9, 1995, the Company's Board of Directors authorized a program to repurchase shares of its common stock. The Board authorized the expenditure of up to $50 million, and this program was completed in May 1995. During the nine months ended April 29, 1995, $26.7 million was expended to reacquire 1.3 million shares.

   On November 15, 1994, the Company announced that it had reached an agreement to acquire Filtron Technology Corporation for a price of approximately $28 million (consisting of $2.8 million from working capital sources and 1.28 million shares of the Company's treasury shares, valued at approximately $25 million). This transaction, which is being accounted for as a purchase, was completed at the end of January 1995.

   On May 30, 1995, the Company announced that it had reached agreement in principle to acquire the assets of the Medical Plastics business of Bayer Corporation. This business is a leading producer of proprietary plastic disposable products and preservative solutions used in blood collection and storage. The purchase price will be about $41 million, subject to adjustment based on asset valuations at the time of closing.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the three months ended April 29, 1995.






                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PALL CORPORATION

 June 8, 1995                                    /s/ Jeremy Hayward-Surry
- --------------                                   -----------------------------
     Date                                        Jeremy Hayward-Surry
                                                 President and Treasurer -
                                                    Chief Financial Officer


 June 8, 1995                                    /s/ Peter Schwartzman
- --------------                                   -----------------------------
     Date                                        Peter Schwartzman
                                                 Secretary and Chief Corporate
                                                    Accountant

                                EXHIBIT INDEX



                    Exhibit 27 -- Financial Data Schedule