Form 10-K
period 1995-07-29
PALL CORP
filed 1995-10-23
CIK 75829

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 29, 1995

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

                                                 Yes  X    No
                                                     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this
Form 10-K.              /  /

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,403,364,000, based upon the closing price on October 2, 1995.

The number of common shares, $.10 par value outstanding of the registrant was 114,443,187 shares on October 2, 1995.

Total number of pages - 179          Exhibit index located on page 18

                     DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the proxy statement for the 1995 annual meeting of shareholders are incorporated by reference into Items 10, 11 and 12.

Portions of the Annual Report to shareholders for the year ended July 29, 1995 are incorporated by reference into items 1, 5, 7 and 8.

                         PART I

ITEM 1.  BUSINESS.

(a)  General development of business.

     Pall Corporation, incorporated in July 1946, and its subsidiaries (hereinafter collectively called "the Company" unless the context requires otherwise) is a leading supplier of fine filters mainly made by the Company using its proprietary filter media, and other fluid clarification and separations equipment for the removal of solid, liquid and gaseous contaminants from a wide variety of liquids and gases. The Company's business is best analyzed by the following three principal markets, or industry segments, in which it sells its products:

     (1) Health care.
     (2) Aeropower.
     (3) Fluid processing.

During the past five years, the Company has continued its development of fluid clarification and separations products and of their sale in a wide variety of markets.

(b)  Financial information about industry segments.

     Reference is made to page 33 of the registrant's 1995 Annual Report to Shareholders.

(c)  Narrative description of business.

     1) The Company sells its products in three principal markets. The products sold are mainly filters made with proprietary Pall filter media produced by chemical film casting, melt-blowing of polymer fibers, papermaking and metallurgical processes. Metal and plastic housings and a wide variety of appurtenant devices, are also made.

    (A)  Health Care Market:

         See the following sections of the registrant's 1995 Annual Report to Shareholders, which are incorporated herein by reference:

             Biomedical - pages 18 and 19.
             BioSupport - pages 20 and 21.
             Pharmaceutical, Biologicals and Bioprocessing - pages 22 and 23. Bioseparations - pages 24 and 25.

     Sales of Health Care products in fiscal 1995 were $396,907,000 or 48% of total sales. Sales in this market are made about equally through the Company's own personnel and through distributors. Backlog information is omitted, as it is not considered meaningful to an understanding of this segment of the Company's business.

     The Company feels that safety, efficacy, ease of use and technical support, rather than price, are the principal competitive factors in this market, although economy of use is important.

     (B)   Aeropower Market:

           See the following sections of the registrant's 1995 Annual Report to Shareholders, which are incorporated herein by reference:

             Industrial Hydraulics - pages 14 and 15.
             Aerospace - pages 16 and 17.

     Sales in fiscal 1995 were $212,796,000 or 26% of total sales. Backlog at July 29, 1995 was $61,456,000, a 27% increase from the prior year backlog of $48,448,000. The backlog at July 29, 1995 is equal to about three months of sales. The Company's sales to aerospace and military customers are made principally through its own personnel; sales to industrial customers are made in about equal proportions through Company personnel and through distributors and manufacturers' representatives.

     The Company believes that product performance and quality, and service to the customer, as well as price, are the principal competitive factors in this market segment.

     (C)  Fluid Processing Market:

          See the following sections of the registrant's 1995 Annual Report to Shareholders, which are incorporated herein by reference:

             Microelectronics - pages 6 and 7.
             Industrial Processing Group - pages 8 and 9.
             Hydrocarbon Processing, Chemical and Polymer - pages 10 and 11. Pall Advanced Separations Systems - pages 12 and 13.

     Sales in this market in fiscal 1995 were $213,120,000 or 26% of total sales. The Company's products are sold to customers in these markets in about equal proportions through its own personnel, and through distributors and manufacturers' representatives. Backlog information is omitted, as it is not considered material for an understanding of this segment of the Company's business.

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

   2) The following comments relate to the Company's business in general:

   (a) With limited exceptions, research activities conducted by the Company are Company-sponsored. Such expenditures totalled $45,142,000 in 1995, $41,283,000 in 1994 and $40,036,000 in 1993.

   (b) There was no one customer to whom sales were made totalling 10% or more of consolidated sales in fiscal 1995, 1994 or 1993.

   (c) There is no material effect on the Company's capital expenditures, earnings or competitive position resulting from compliance with Federal, state or local environmental protection laws.

   (d) At July 29, 1995, the Company employed approximately 6,500 persons.

(d) Financial information about foreign and domestic operations and export sales.

   Reference is made to page 34 of the registrant's 1995 Annual Report to Shareholders.

ITEM 2.  PROPERTIES.

                                                                          Size
                                                                         (square
Location                      Type            Industry Segment            feet)
------------------    -------------------    -------------------         -------
OWNED:
Glen Cove, NY         Office & laboratory    Research Center              65,000
East Hills, NY        Office, plant &        Executive Office &          317,000
                        warehouse              All Segments
Pt. Washington, NY    Office, laboratory     All                         215,000
                       & training center
Hauppauge, NY         Plant & office         Health Care & Fluid          75,000
                                               Processing
Cortland, NY          Plants                 Health Care & Fluid         346,000
                                               Processing
Putnam, CT            Plant                  All                          62,000
Pinellas Park, FL     Plant                  Aeropower                   152,000
Ft. Myers, FL         Plant                  Aeropower                   111,000
New Port Richey,      Plant                  Aeropower                   160,000
  FL
Fajardo, Puerto       Plants                 Health Care & Fluid         259,000
  Rico                                         Processing
Portsmouth, U.K.      Office & plants        All                         306,000
Ilfracombe, U.K.      Plant                  Health Care & Fluid         112,000
                                               Processing
Redruth, U.K.         Plant                  Aeropower                   111,000
Newquay, U.K.         Plant                  Health Care & Fluid         106,000
                                               Processing
Frankfurt,            Office & warehouse     All                          72,000
  Germany
Paris, France         Office & warehouse     All                          65,000
Limay, France         Warehouse              All                          23,000
Tsukuba, Japan        Plant & laboratory     All                          78,000

LEASED:
Pt. Washington, NY    Laboratory             All                          19,000
Northborough, MA      Plant                  Health Care & Fluid          35,000
                                               Processing
Toronto,              Office & warehouse     Health Care & Fluid          12,000
  Canada                                       Processing
Frankfurt, Germany    Office & warehouse     All                          46,000
Milan, Italy          Office & warehouses    All                          62,000
Vienna, Austria       Office & warehouse     All                          13,000
Muttenz,              Office & warehouse     All                           7,000
  Switzerland
Madrid, Spain         Office & warehouse     All                          28,000
Warsaw, Poland        Office                 All                           4,000
Tokyo, Japan          Offices                All                          33,000
Singapore             Office & warehouse     All                          17,000
Seoul, South Korea    Office         All                                   7,000
Beijing, China        Office & warehouse     All                           9,000
Melbourne & Sydney,   Office, warehouse      All                          14,000
  Australia             & laboratory
Hong Kong             Office                All                            2,000

In the opinion of management, these premises are suitable and adequate to meet the Company's requirements.

ITEM 3. LEGAL PROCEEDINGS.

   There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal year 1995.

                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   STOCKHOLDER MATTERS.

   Reference is made to page 43 of the registrant's 1995 Annual Report to shareholders.

ITEM 6.  SELECTED FINANCIAL DATA.

 (In thousands, except per share data)


                                            For the Years Ended
                            ---------------------------------------------------
                             July 29,   July 30,  July 31,   Aug. 1,   Aug. 3,
                              1995(a)    1994(b)   1993(c)   1992(d)    1991
                            ----------  --------  --------  --------  ---------
Results of operations:
  Net sales                 $  822,823  $700,848  $687,222  $685,068  $656,979
  Net earnings                 118,436    98,922    78,312    92,708    79,921
  Earnings per share              1.03       .86       .68       .79       .69
  Cash dividends per share         .41       .36       .31       .26       .21
Financial position:
  Total assets               1,074,922   959,579   902,273   912,876   786,654
  Long-term debt                68,814    54,097    24,540    59,003    51,605



(a) Fiscal 1995 includes a charge of $780 after income taxes ($1,200 pre-tax, 1 cent per share) reflecting the initial effect of the adoption of Financial Accounting Standards Board Statement
    No. 112 (Employers' Accounting for Postemployment Benefits).

(b) Fiscal 1994 includes a pre-tax charge of $3,696 ($2,332 after taxes, 2 cents per share) due principally to the restructuring of the German operations and to the write-off of a bad debt in the Aerospace operations.

(c) Fiscal 1993 includes a pre-tax charge of $26,710 ($17,310 after taxes, 15 cents per share) representing the cost of downsizing and further integrating the military portion of the Aeropower business with the Industrial Fluid Power business, and also writing off certain excess corporate leasehold improvements.

(d) Fiscal 1992 includes (i) a pre-tax charge of $3,690 (2 cents per share) from the settlement of certain promissory notes received in connection with the sale of the air dryer business in a leveraged buy-out reported in fiscal 1988, and (ii) an increase in net earnings of $2,475 (2 cents per share) as a result of adopting the Financial Accounting Standards Board Statement No. 109 (Accounting for Income Taxes).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Reference is made to pages 27 and 28 of the registrant's 1995 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Reference is made to pages 29 to 32 and 35 to 43 of the registrant's 1995 Annual Report to Shareholders.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

   None.

                     PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of directors:

    Reference is made to "Election of Directors" on page 1 of the registrant's Proxy Statement for the 1995 annual meeting of shareholders, previously filed.

    None of the persons listed in the section of the Proxy Statement referred to in the preceding paragraph has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S-K during the past five years.

(b) Identification of executive officers:

                                                                       Year in
                                                                    Which Service
                          Age at                                    as Officer of
                         Oct. 15,                                     Pall Corp.
  Name                     1995        Position Held                    Began
----------------         -------    --------------------------         -------
Eric Krasnoff*              43      Chairman and Chief                   1986
                                      Executive Officer
Jeremy Hayward-Surry*       52      President and Treasurer -            1989
                                      Chief Financial Officer
Derek T.D. Williams         63      Executive Vice President             1985
                                      and Chief Operating Officer
Donald G.E. Nicholls        60      Executive Vice President             1985
Clifton S. Hutchings        57      Group Vice President                 1993
Gerhard Weich               59      Group Vice President                 1993
Arnold Weiner               58      Group Vice President                 1986
Samuel T. Wortham           48      Group Vice President                 1990
Peter S. Cope               41      Senior Vice President                1994
Robert J. Festa             61      Senior Vice President                1991
Akio Satake                 58      Senior Vice President                1995
Robert Simkins              51      Senior Vice President                1994
Donald B. Stevens           50      Senior Vice President                1994
Peter Schwartzman           58      Secretary                            1972


* Member of the Executive Committee of the Board of Directors.

None of the persons listed above is related.

Messrs. Krasnoff, Hayward-Surry and Williams are directors of Pall Corporation.

For more than the past five years, the principal occupation of each person listed above has been in the employ of the registrant.

Executive officers are elected by the Board of Directors annually, to serve until the next annual organizational meeting of the Board.

None of the above persons has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S-K, during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION.

   Reference is made to "Compensation and Other Benefits of Senior Management" on page 4 of the registrant's Proxy Statement for the 1995 annual meeting of shareholders, previously filed.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Reference is made to "Beneficial Ownership of Common Stock" on page 21 of the registrant's Proxy Statement for the 1995 annual meeting of shareholders, previously filed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.

   Disclosure of information relating to delinquent filers required by Item 405 of Regulation S-K is set forth on page 22 of the registrant's Proxy Statement for the 1995 annual meeting of shareholders, previously filed, and is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


a. Certain documents filed as part of the Form 10-K:

     (1) The following documents are incorporated by reference to the indicated pages of the 1995 Annual Report to Shareholders, filed as Exhibit 13 hereto.

                                                                      Page(s) of
                                                                    Annual Report
                  Item                                             to Shareholders
         -----------------------------------------------------     ---------------
         Consolidated Statements of Earnings - years
            ended July 29, 1995, July 30, 1994 and
            July 31, 1993                                               29
         Independent Auditors' Report                                   29
         Consolidated Balance Sheets - as at July 29,
            1995 and July 30, 1994                                      30
         Consolidated Statements of Stockholders' Equity -
            years ended July 29, 1995, July 30, 1994 and
            July 31, 1993                                               31
         Consolidated Statements of Cash Flows - years ended
            July 29, 1995, July 30, 1994 and July 31, 1993              32
         Notes to Consolidated Financial Statements                    35-43

     (2) The following schedules are filed herewith:

         Schedule                                                   Page(s) of
          Number      Name of Schedule                              Form 10-K
          -------  -----------------------------------------        ----------
           II      Valuation and qualifying accounts                    15

                   Independent auditors' report on schedules            16

         Schedules not listed above have been omitted either because they are not applicable or the required information is shown in the financial statements or in the notes thereto.

      (3) Exhibits filed herewith:

                                                                        Page
 Exhibit                                                              of 1995
  Number       Description of Exhibit                                Form 10-K
 -------     ----------------------------------------                ---------
  3(i)*      Restated Certificate of Incorporation of
             the registrant as amended through
             November 23, 1993, filed as Exhibit 3(i)
             to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended July
             30, 1994 (the "1994 10-K").

  3(ii)      By-Laws as amended on April 18, 1995.                     21- 42

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

 10.2(a)     Agreement made as of March 17, 1995 with
             David B. Pall.                                           43- 45

 10.3*(a)    Employment Agreement dated April 1, 1994 with
             Eric Krasnoff, filed as Exhibit 10.2 to the 1994 10-K.

 10.4*(a)    Amendment dated July 11, 1994 to Employment
             Agreement dated April 1, 1994 with Eric
             Krasnoff, filed as Exhibit 10.3 to the 1994
             10-K.

 10.5*(a) Employment Agreement dated August 1, 1994 with Jeremy Hayward-Surry, filed as Exhibit
             10.4 to the 1994 10-K.

 * Incorporated herein by reference.

 (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                        Page
 Exhibit                                                              of 1995
  Number       Description of Exhibit                                Form 10-K
 -------     ----------------------------------------                ---------
 10.6*(a)    Service Agreement dated March 17, 1992 with
             Derek Thomas Donald Williams, filed as
             Exhibit 10.21 to the 1992 10-K.

 10.7*(a)    Service Agreement dated March 17, 1992 with
             Donald Guy Edward Nicholls, filed as
             Exhibit 10.20 to the 1992 10-K.

 10.8*(a) Service Agreement dated October 21, 1988 with Clifton Stanley Hutchings, filed as
             Exhibit 10.17 to the registrant's Annual
             Report on Form 10-K for the fiscal year
             ended July 31, 1993 (the "1993 10-K").

 10.9*(a)    Service Agreement dated June 21, 1989
             with Gerhard Friedrich Weich, filed as
             Exhibit 10.18 to the 1993 10-K.

 10.10*(a)   Employment Agreement dated February 1, 1992
             with Arnold Weiner, filed as Exhibit 10.32
             to the 1992 10-K.

 10.11*(a)   Amendment dated July 19, 1993 to Employment
             Agreement dated February 1, 1992 with
             Arnold Weiner, filed as Exhibit 10.14 to the
             1993 10-K.

 10.12*(a)   Employment Agreement dated February 1, 1992
             with Samuel Wortham, filed as Exhibit 10.15
             to the 1992 10-K.

 10.13*(a)   Amendment dated July 19, 1993 to Employment
             Agreement dated February 1, 1992 with Samuel
             Wortham, filed as Exhibit 10.4 to the 1993
             10-K.

 10.14*(a)   Employment Agreement dated August 1, 1994
             with Peter Cope, filed as Exhibit 10.13 to
             the 1994 10-K.

 10.15*(a)   Employment Agreement dated August 1, 1994
             with Robert Simkins, filed as Exhibit 10.14
             to the 1994 10-K.

 10.16*(a)   Employment Agreement dated February 1, 1992
             with Peter Schwartzman, filed as Exhibit
             10.33 to the 1992 10-K.

 10.17*(a)   Amendment dated July 19, 1993 to Employment
             Agreement dated February 1, 1992 with Peter
             Schwartzman, filed as Exhibit 10.16 to the
             1993 10-K.

 * Incorporated herein by reference.

 (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                        Page
 Exhibit                                                              of 1995
  Number       Description of Exhibit                                Form 10-K
 -------     ----------------------------------------                ---------
 10.18*(a)   Employment Agreement dated September 26,
             1994 with Donald B. Stevens, filed as
             Exhibit 10.17 to the 1994 10-K.

 10.19*(a)   Pall Corporation Supplementary Profit-
             Sharing Plan as amended and restated,
             effective as of August 1, 1993, filed as
             Exhibit 10.20 to the 1994 10-K.

 10.20(a)    Pall Corporation Supplementary Pension Plan
             As Amended and Restated Effective August 1,
             1995.                                                    46- 73

 10.21*(a)   Pall Corporation Profit-Sharing Plan, as
             amended and restated on September 19, 1994,
             filed as Exhibit 10.22 to the 1994 10-K.

 10.22*(a)   Pall Corporation 1993 Stock Option Plan,
             filed as Exhibit 10.22 to the 1993 10-K.

 10.23*(a)   Pall Corporation 1991 Stock Option Plan,
             filed as Exhibit 10.42 to the 1991 10-K.

 10.24*(a)   Pall Corporation 1988 Stock Option Plan,
             as amended through October 8, 1991, filed
             as Exhibit 10.32 to the 1991 10-K.

 10.25(a)    Principal Rules of the Pall Supplementary
             Pension Scheme                                           74-125

 13          Annual Report to Shareholders for the year
             ended July 29, 1995.                                    126-177

 21          Subsidiaries of Pall Corporation.                          178

 23          Consent of Independent Auditors.                           179

 27          Financial Data Schedule (only filed
             electronically).


 * Incorporated herein by reference.

 (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


b. Reports on Form 8-K:

   The registrant filed no reports on Form 8-K during the three months ended July 29, 1995.

                                                              SCHEDULE II
                       PALL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED JULY 29, 1995,
                        JULY 30, 1994 AND JULY 31, 1993


                               Balance at            Charged to            Write-off of             Balance
                               Beginning             Costs and             Uncollectible            at End
          Description          of Year               Expenses              Accounts                 of Year
          -----------          ----------            ----------            -------------            -------
Year ended July 29, 1995:
  Allowance for doubtful
  accounts                     $4,776,000            $  999,000            $  767,000               $5,008,000

Year ended July 30, 1994:
  Allowance for doubtful
  accounts                     $3,368,000            $2,852,000            $1,444,000               $4,776,000

Year ended July 31, 1993:
  Allowance for doubtful
  accounts                     $3,537,000            $1,048,000            $1,217,000               $3,368,000

                       [KPMG PEAT MARWICK LLP LETTERHEAD]



                    Independent Auditors' Report on Schedule



The Board of Directors
Pall Corporation:

Under date of September 5, 1995, we reported on the consolidated balance sheets of Pall Corporation and subsidiaries as of July 29, 1995 and July 30, 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended July 29, 1995, as contained in the Company's fiscal 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's annual report on Form 10-K for fiscal year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an option on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the Accounting Policies note to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" in fiscal year 1995.



                                     /s/ KPMG PEAT MARWICK LLP
                                     -------------------------
                                     KPMG PEAT MARWICK LLP

 Jericho, New York
 September 5, 1995

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                                /s/ Jeremy Hayward-Surry
                                                   ---------------------------
                                                   PALL CORPORATION
                                                   By: Jeremy Hayward-Surry
                                                       President and Treasurer -
                                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

 /s/ Eric Krasnoff
-----------------------------------------      Chairman of the Board and           October 23, 1995
Eric Krasnoff                                   Chief Executive Officer

 /s/ Jeremy Hayward-Surry
-----------------------------------------      President and Treasurer - Chief     October 23, 1995
Jeremy Hayward-Surry                             Financial Officer and Director


 /s/ Peter Schwartzman
-----------------------------------------      Chief Accountant (Chief             October 23, 1995
Peter Schwartzman                               Accounting Officer)

 /s/ Abraham Appel
-----------------------------------------      Director                            October 23, 1995
Abraham Appel

 /s/ Ulric S. Haynes
-----------------------------------------      Director                            October 23, 1995
Ulric S. Haynes

 /s/ David B. Pall
-----------------------------------------      Director                            October 23, 1995
David B. Pall


-----------------------------------------      Director                            October   , 1995
Chesterfield F. Seibert

 /s/ Heywood Shelley
-----------------------------------------      Director                            October 23, 1995
Heywood Shelley

 /s/ James D. Watson
-----------------------------------------      Director                            October 23, 1995
James D. Watson

 /s/ Derek T.D. Williams
-----------------------------------------      Director                            October 23, 1995
Derek T.D. Williams

             EXHIBIT INDEX
             -------------

                                                                        Page
 Exhibit                                                              of 1995
  Number       Description of Exhibit                                Form 10-K
 -------     ----------------------------------------                ---------
  3(i)*      Restated Certificate of Incorporation of
             the registrant as amended through
             November 23, 1993, filed as Exhibit 3(i)
             to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended July
             30, 1994 (the "1994 10-K").

  3(ii)      By-Laws as amended on April 18, 1995.                     21- 42

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

 10.2(a)     Agreement made as of March 17, 1995 with
             David B. Pall.                                           43- 45

 10.3*(a)    Employment Agreement dated April 1, 1994 with
             Eric Krasnoff, filed as Exhibit 10.2 to the 1994 10-K.

 10.4*(a)    Amendment dated July 11, 1994 to Employment
             Agreement dated April 1, 1994 with Eric
             Krasnoff, filed as Exhibit 10.3 to the 1994
             10-K.

 10.5*(a) Employment Agreement dated August 1, 1994 with Jeremy Hayward-Surry, filed as Exhibit
             10.4 to the 1994 10-K.

 * Incorporated herein by reference.

 (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                        Page
 Exhibit                                                              of 1995
  Number       Description of Exhibit                                Form 10-K
 -------     ----------------------------------------                ---------
 10.6*(a)    Service Agreement dated March 17, 1992 with
             Derek Thomas Donald Williams, filed as
             Exhibit 10.21 to the 1992 10-K.

 10.7*(a)    Service Agreement dated March 17, 1992 with
             Donald Guy Edward Nicholls, filed as
             Exhibit 10.20 to the 1992 10-K.

 10.8*(a) Service Agreement dated October 21, 1988 with Clifton Stanley Hutchings, filed as
             Exhibit 10.17 to the registrant's Annual
             Report on Form 10-K for the fiscal year
             ended July 31, 1993 (the "1993 10-K").

 10.9*(a)    Service Agreement dated June 21, 1989
             with Gerhard Friedrich Weich, filed as
             Exhibit 10.18 to the 1993 10-K.

 10.10*(a)   Employment Agreement dated February 1, 1992
             with Arnold Weiner, filed as Exhibit 10.32
             to the 1992 10-K.

 10.11*(a)   Amendment dated July 19, 1993 to Employment
             Agreement dated February 1, 1992 with
             Arnold Weiner, filed as Exhibit 10.14 to the
             1993 10-K.

 10.12*(a)   Employment Agreement dated February 1, 1992
             with Samuel Wortham, filed as Exhibit 10.15
             to the 1992 10-K.

 10.13*(a)   Amendment dated July 19, 1993 to Employment
             Agreement dated February 1, 1992 with Samuel
             Wortham, filed as Exhibit 10.4 to the 1993
             10-K.

 10.14*(a)   Employment Agreement dated August 1, 1994
             with Peter Cope, filed as Exhibit 10.13 to
             the 1994 10-K.

 10.15*(a)   Employment Agreement dated August 1, 1994
             with Robert Simkins, filed as Exhibit 10.14
             to the 1994 10-K.

 10.16*(a)   Employment Agreement dated February 1, 1992
             with Peter Schwartzman, filed as Exhibit
             10.33 to the 1992 10-K.

 10.17*(a)   Amendment dated July 19, 1993 to Employment
             Agreement dated February 1, 1992 with Peter
             Schwartzman, filed as Exhibit 10.16 to the
             1993 10-K.

 * Incorporated herein by reference.

 (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                        Page
 Exhibit                                                              of 1995
  Number       Description of Exhibit                                Form 10-K
 -------     ----------------------------------------                ---------
 10.18*(a)   Employment Agreement dated September 26,
             1994 with Donald B. Stevens, filed as
             Exhibit 10.17 to the 1994 10-K.

 10.19*(a)   Pall Corporation Supplementary Profit-
             Sharing Plan as amended and restated,
             effective as of August 1, 1993, filed as
             Exhibit 10.20 to the 1994 10-K.

 10.20(a)    Pall Corporation Supplementary Pension Plan
             As Amended and Restated Effective August 1,
             1995.                                                    46- 73

 10.21*(a)   Pall Corporation Profit-Sharing Plan, as
             amended and restated on September 19, 1994,
             filed as Exhibit 10.22 to the 1994 10-K.

 10.22*(a)   Pall Corporation 1993 Stock Option Plan,
             filed as Exhibit 10.22 to the 1993 10-K.

 10.23*(a)   Pall Corporation 1991 Stock Option Plan,
             filed as Exhibit 10.42 to the 1991 10-K.

 10.24*(a)   Pall Corporation 1988 Stock Option Plan,
             as amended through October 8, 1991, filed
             as Exhibit 10.32 to the 1991 10-K.

 10.25(a)    Principal Rules of the Pall Supplementary
             Pension Scheme                                           74-125

 13          Annual Report to Shareholders for the year
             ended July 29, 1995.                                    126-177

 21          Subsidiaries of Pall Corporation.                          178

 23          Consent of Independent Auditors.                           179

 27          Financial Data Schedule (only filed
             electronically).

 * Incorporated herein by reference.

 (a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.