Form 10-Q
period 1995-10-28
PALL CORP
filed 1995-12-11
CIK 75829

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 28, 1995

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
                                                 Yes  X    No
                                                     ----    ----

At December 1, 1995, 114,613,898 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q

COVER SHEET                                                       1

INDEX TO FORM 10-Q                                                2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

         Condensed consolidated balance sheets - October 28,
            1995 and July 29, 1995                                3

         Condensed consolidated statements of earnings -
            three months ended October 28, 1995 and October 29,
            1994                                                  4

         Condensed consolidated statements of cash flows -
            three months ended October 28, 1995 and October 29,
            1994                                                  5

         Notes to condensed consolidated financial statements     6

   Item 2. Management's discussion and analysis of financial
            condition and results of operations                   7


PART II. OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K                       9


SIGNATURES                                                        9

EXHIBIT INDEX                                                    10


                         PART I. FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS

                       PALL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

     (in thousands)                                   Oct. 28,     July 29,
             ASSETS                                     1995          1995
                                                     -----------   ---------
    Current Assets:
       Cash and cash equivalents                   $     23,265  $   37,913
       Short-term investments                            63,370      72,850
       Accounts receivable, net of allowances
         for doubtful accounts of $4,277
         and $5,008, respectively                       187,736     216,216
       Inventories - Note 2                             172,685     158,430
       Deferred income taxes                             20,125      19,443
       Prepaid expenses                                  18,595      15,546
       Other current assets                               3,488       4,369
                                                     ----------    --------
             Total Current Assets                       489,264     524,767
    Property, plant and equipment, net of
       accumulated depreciation of $271,001
       and $262,884, respectively                       442,614     427,931
    Other assets                                        137,237     122,224
                                                     ----------    --------
             Total Assets                          $  1,069,115  $1,074,922
                                                     ==========    ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
       Notes payable to banks                      $    112,189  $  117,489
       Accounts payable                                  45,983      47,814
       Accrued liabilities:
         Salaries                                        28,652      25,676
         Income taxes                                    27,283      34,311
         Other                                           42,688      40,935
                                                     ----------    --------
                                                         98,623     100,922
       Current portion of long-term debt                  9,428       9,494
       Dividends payable                                 12,021      12,014
                                                     ----------    --------
             Total Current Liabilities                  278,244     287,733
    Long-term debt, less current portion                 64,817      68,814
    Deferred income taxes                                32,837      33,444
    Other non-current liabilities                        39,856      33,132
                                                     ----------    --------
             Total Liabilities                          415,754     423,123
                                                     ----------    --------
    Stockholders' Equity:
       Common stock, $.10 par value                      11,735      11,735
       Capital in excess of par value                    56,180      56,304
       Retained earnings                                649,406     643,675
       Treasury stock, at cost                          (59,292)    (60,389)
       Foreign currency translation adjustment            7,945      13,036
       Minimum pension liability adjustment              (5,177)     (5,145)
       Stock option loans                                (7,623)     (7,580)
       Cumulative unrealized gains on investments           187         163
                                                     ----------    --------
             Total Stockholders' Equity                 653,361     651,799
                                                     ----------    --------
             Total Liabilities and
                Stockholders' Equity               $  1,069,115  $1,074,922
                                                     ==========    ========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                      PALL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

(in thousands, except                       Three Months Ended
  per share data)                            -----------------
                                            Oct. 28,    Oct. 29,
                                              1995        1994
                                            -------     -------
Revenues:
   Net sales                              $191,550    $159,195
   Interest earned                           1,972       1,370
                                            -------     -------
   Total revenues                          193,522     160,565

Costs and expenses:
   Cost of sales                            75,554      61,988
   Selling, general and
     administrative expenses                78,551      67,223
   Research and development                 10,928      10,160
   Interest expense                          2,763       2,182
                                            -------     -------
   Total costs and expenses                167,796     141,553

Earnings before income taxes
   and the cumulative effect of
   an accounting change                     25,726      19,012
Provisions for income taxes                  7,974       5,703
                                            -------     -------
Earnings before the cumulative
   effect of an accounting change           17,752      13,309
Cumulative effect of a change in
   accounting for postemployment
   benefits - Note 3                             0        (780)
                                            -------     -------
Net earnings                              $ 17,752    $ 12,529
                                            =======     =======
Earnings per share:
   Before the cumulative effect of
     an accounting change                    $0.16       $0.12
   Cumulative effect of a change in
     accounting for postemployment
     benefits - Note 3                           0       (0.01)
                                            -------     -------
   Net earnings per share                    $0.16       $0.11
                                            =======     =======

Dividends declared per share                $0.105     $0.0925

Average number of shares
   outstanding                             114,446     115,321

See accompanying Notes to Condensed Consolidated Financial
Statements.

                      PALL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Three Months Ended
                                                   -------------------
 (in thousands)                                     Oct. 28,  Oct. 29,
                                                      1995      1994
                                                    --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES         $  43,852   $  48,422

INVESTING ACTIVITIES:
  Acquisition of Medical Plastics business
     of Bayer Corporation                           (38,888)        -
  Capital expenditures                              (17,131)    (14,282)
  Disposals of fixed assets                             715         703
  Short-term investments                              9,480         900
                                                     --------    -------
NET CASH USED BY INVESTING ACTIVITIES               (45,824)    (12,679)

FINANCING ACTIVITIES:
  Net short-term borrowings                          (2,096)     (3,693)
  Long-term borrowings                                  134         -
  Payments on long-term debt                           (279)       (555)
  Net proceeds from exercise of stock options           930         186
  Dividends paid                                    (12,014)    (21,334)
                                                     --------    -------
NET CASH USED BY FINANCING ACTIVITIES               (13,325)    (25,396)

CASH FLOW FOR PERIOD                                (15,297)     10,347

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       37,913      38,224

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 649       2,405
                                                     --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  23,265   $  50,976
                                                     ========    =======

Supplemental disclosures:
   Interest paid (net of amount capitalized)      $   2,260   $   2,062
   Income taxes paid (net of refunds)                13,202       5,998

See accompanying Notes to Condensed Consolidated Financial Statements.

                      PALL CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
NOTE 1 - BASIS OF PRESENTATION

   The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at October 28, 1995 and July 29, 1995, (ii) the results of its operations for the three months ended October 28, 1995 and October 29, 1994, and (iii) its cash flows for the three months ended October 28, 1995 and October 29, 1994.


NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:

                                                       Oct. 28,  July 29,
          (in thousands)                                 1995      1995
                                                       --------  --------
         Raw materials and components                  $64,079   $61,436
         Work-in-process                                23,270    17,901
         Finished goods                                 85,336    79,093
                                                       --------  --------
         Total inventory                              $172,685  $158,430
                                                       ========  ========


NOTE 3 - CUMULATIVE EFFECT OF A CHANGE IN AN ACCOUNTING PRINCIPLE

   In the first quarter of fiscal 1995, the Company adopted Financial Accounting Standards Board Statement No. 112 (Employers' Accounting for Postemployment Benefits). The effect of initially applying this Statement ($1,200,000 pre-tax, $780,000 after taxes, 1 cent per share) was reported as the cumulative effect of a change in an accounting principle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

I. Results of Operations:
         Quarter ended October 28, 1995 compared to quarter ended October 29, 1994.

         Sales for the first quarter of 1996 increased 20 1/2% over the first quarter of 1995. If foreign exchange rates had remained unchanged relative to the first quarter of 1995, sales would have increased by 18 1/2%, all of which is attributable to unit growth. Approximately $5 1/2 million of the quarter's growth was from acquisitions, with contributions of $2 1/2 million from Medsep and $3 million from Pall Filtron.

         The Company's pretax margin increased to 13.4% of sales in the first quarter of 1996 from 11.9% in the 1995 period. Cost of sales increased to 39.4% of sales in the 1996 quarter from 38.9% in the 1995 period, principally due to increased system sales which have lower gross margins. Selling, general and administrative expenses and research and development, although increasing in dollars, together declined as a percentage of sales to 46.7% in the 1996 quarter from 48.6% in the prior year period.

         The Company's effective tax rate increased to 31% in the first quarter of 1996 from 30% in the 1995 period, such increase resulting mainly from reduced benefits of the Puerto Rico operations due to changes in the U.S. tax laws.

         Net earnings for the first quarter of fiscal 1996 increased 33 1/2% to $17.75 million from $13.3 million before an accounting change in the prior year period.

         In the first quarter of fiscal 1995, the Company adopted Financial Accounting Standards Board Statement No. 112 (Employers' Accounting for Postemployment Benefits). The effect of initially applying this Statement ($1,200,000 pre- tax, $780,000 after taxes, 1 cent per share) was reported as the cumulative effect of a change in an accounting principle.

II. Liquidity and Capital Resources:

         On September 29, 1995, the Company completed its acquisition of the Medical Plastics business of Bayer Corporation, for a total cost of approximately $44 million of which $37 million was paid in the quarter ended October 28, 1995. The balance of approximately $7 million will be paid in the second quarter of 1996.

         The Company's working capital decreased by $26.0 million during the first quarter of fiscal 1996. The effect of the Medsep acquisition on working capital is shown below:

         (in millions)              Increase
                                  (Decrease)
                                  in Working            Other
                                     Capital  Medsep   Factors
                                     -------  -------  -------
         Accounts receivable          ($28.5)     -     ($28.5)
         Inventories                    14.3    $15.1     (0.8)
         Other current assets            2.9      -        2.9
         Short-term borrowings, net
          of cash and investments      (18.8)   (37.1)    18.3
         Payables and accruals          (2.9)     -       (2.9)
         Income taxes payable            7.0      -        7.0
                                       -----    -----    -----
         Decrease in working capital  ($26.0)  ($22.0)   ($4.0)
                                       =====    =====    =====

         Capital expenditures totalled $17.1 million, and depreciation expense totalled $11.4 million, in the quarter ended October 28, 1995.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits.

         See the Exhibit Index immediately following this page.

   (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the three months ended October 28, 1995.





                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PALL CORPORATION

 December 11, 1995                    /s/ Jeremy Hayward-Surry
-------------------                   ------------------------------
     Date                             Jeremy Hayward-Surry
                                      President and Treasurer -
                                         Chief Financial Officer


 December 11, 1995                    /s/ Peter Schwartzman
-------------------                   ------------------------------
     Date                             Peter Schwartzman
                                      Secretary and Chief Corporate
                                         Accountant

                                EXHIBIT INDEX
                                *************

Exhibit                                                 Page of
 Number     Description of Exhibit                     Form 10-Q
-------   ---------------------------------------      ---------
 3(i)*    Restated Certificate of Incorporation of
          the registrant as amended through
          November 23, 1993, filed as Exhibit 3(i)
          to the Registrant's Annual Report on
          Form 10-K for the fiscal year ended July
          30, 1994.

 3(ii)    By-Laws of the Registrant as amended on
          November 21, 1995.                             11-32

10.26(a)  Pall Corporation Stock Option Plan for
          Non-Employee Directors.                        33-38

10.27(a)  Pall Corporation 1995 Employee Stock
          Option Plan.                                   39-46

27        Financial Data Schedule (only filed
          electronically).

* Incorporated herein by reference.
(a) Management contract or compensatory plan or arrangement.