Form 10-Q
period 1996-01-27
PALL CORP
filed 1996-03-05
CIK 75829

10Q296                                                                      -1-
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 27, 1996

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
                                                              Yes  X    No
                                                                  ----    ----


At February 27, 1996, 115,039,638 shares of common stock of the Registrant were outstanding.

10QIX296                                                                     -2-


                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                               -------------------
COVER SHEET                                                                       1

INDEX TO FORM 10-Q                                                                2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

                 Condensed consolidated balance sheets - January 27,
                    1996 and July 29, 1995                                        3

                 Condensed consolidated statements of earnings -
                    three months and six months  ended January 27, 1996
                    and January 28, 1995                                          4

                 Condensed consolidated statements of cash flows -
                    six months ended January 27, 1996 and January  28,
                    1995                                                          5

                 Notes to condensed consolidated financial statements             6

   Item 2. Management's discussion and analysis of financial
                    condition and results of operations                           7


PART II. OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K                                       9


SIGNATURES                                                                        9

10QBS296                                                                    -3-
                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

 (in thousands)                                                  Jan. 27,        July 29,
            ASSETS                                                 1996            1995
                                                               -----------     -----------
Current Assets:
   Cash and cash equivalents                                   $    30,723     $    37,913
   Short-term investments                                           69,350          72,850
   Accounts receivable, net of allowances
     for doubtful accounts of $4,334
     and $5,008, respectively                                      208,742         216,216
   Inventories - Note 2                                            168,230         158,430
   Deferred income taxes                                            22,125          19,443
   Prepaid expenses                                                 17,959          15,546
   Other current assets                                              3,194           4,369
                                                               -----------     -----------

            Total Current Assets                                   520,323         524,767
Property, plant and equipment, net of
   accumulated depreciation of $275,079
   and $262,884, respectively                                      442,158         427,931
Other assets                                                       141,150         122,224
                                                               -----------     -----------

            Total Assets                                       $ 1,103,631     $ 1,074,922
                                                               ===========     ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                                      $   142,450     $   117,489
   Accounts payable                                                 42,274          47,814
   Accrued liabilities:
     Salaries                                                       20,669          25,676
     Income taxes                                                   30,281          34,311
     Other                                                          47,472          40,935
                                                               -----------     -----------

                                                                    98,422         100,922
   Current portion of long-term debt                                 4,919           9,494
   Dividends payable                                                14,067          12,014
                                                               -----------     -----------

            Total Current Liabilities                              302,132         287,733
Long-term debt, less current portion                                62,209          68,814
Deferred income taxes                                               33,538          33,444
Other non-current liabilities                                       39,004          33,132
                                                               -----------     -----------

            Total Liabilities                                      436,883         423,123
                                                               -----------     -----------

Stockholders' Equity:
   Common stock, $.10 par value                                     11,735          11,735
   Capital in excess of par value                                   55,469          56,304
   Retained earnings                                               667,426         643,675
   Treasury stock, at cost                                         (53,673)        (60,389)
   Foreign currency translation adjustment                          (1,601)         13,036
   Minimum pension liability adjustment                             (5,181)         (5,145)
   Stock option loans                                               (7,770)         (7,580)
   Cumulative unrealized gains on investments                          343             163
                                                               -----------     -----------

            Total Stockholders' Equity                             666,748         651,799
                                                               -----------     -----------

            Total Liabilities and
              Stockholders' Equity                             $ 1,103,631     $ 1,074,922
                                                               ===========     ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

10QIS296                                                                    -4-
                        PALL CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                (Unaudited)

(in thousands, except                                    Three Months Ended                  Six Months Ended
  per share data)                                        ------------------                  ----------------
                                                       Jan. 27,      Jan. 28,            Jan. 27,        Jan. 28,
                                                          1996           1995                1996            1995
                                                      --------       --------            --------       ---------
Revenues:
   Net sales                                          $239,316       $192,847            $430,866       $ 352,042
   Interest earned                                       1,481          1,483               3,453           2,853
                                                      --------       --------            --------       ---------

   Total revenues                                      240,797        194,330             434,319         354,895

Costs and expenses:
   Cost of sales                                        95,488         73,165             171,042         135,153
   Selling, general and
     administrative expenses                            84,796         69,392             163,347         136,615
   Research and development                             11,664         11,841              22,592          22,001
   Interest expense                                      2,347          2,105               5,110           4,287
                                                      --------       --------            --------       ---------

   Total costs and expenses                            194,295        156,503             362,091         298,056

Earnings before income taxes
   and the cumulative effect of
   an accounting change                                 46,502         37,827              72,228          56,839
Provisions for income taxes                             14,416         11,346              22,390          17,049
                                                      --------       --------            --------       ---------

Earnings before the cumulative
   effect of an accounting change                       32,086         26,481              49,838          39,790
Cumulative effect of a change in
   accounting for postemployment
   benefits - Note 3                                         0              0                   0            (780)
                                                      --------       --------            --------       ---------

Net earnings                                          $ 32,086       $ 26,481            $ 49,838       $  39,010
                                                      ========       ========            ========       =========

Earnings per share:
   Before the cumulative effect of
     an accounting change                             $   0.28       $   0.23            $   0.44       $    0.35
   Cumulative effect of a change in
     accounting for postemployment
     benefits - Note 3                                       0              0                   0           (0.01)
                                                      --------       --------            --------       ---------

   Net earnings per share                             $   0.28       $   0.23            $   0.44       $    0.34
                                                      ========       ========            ========       =========


Dividends declared per share                          $   0.12       $   0.11            $   0.23       $    0.20

Average number of shares
   outstanding                                         114,624        115,329             114,543         115,325

See accompanying Notes to Condensed Consolidated Financial Statements.

10QCF296                                                                     -5-

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                        ----------------
 (in thousands)                                                 Jan. 27,            Jan. 28,
                                                                  1996                1995
                                                                --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $ 62,448            $ 73,378

INVESTING ACTIVITIES:
  Acquisition of Medical Plastics business
     of Bayer Corporation                                        (43,017)
  Capital expenditures                                           (35,601)            (32,105)
  Disposals of fixed assets                                        1,842               1,868
  Short-term investments                                           3,500              (2,600)
                                                                --------            --------

NET CASH USED BY INVESTING ACTIVITIES                            (73,276)            (32,837)

FINANCING ACTIVITIES:
  Net short-term borrowings                                       29,916             (20,337)
  Payments on long-term debt                                      (6,229)             (1,813)
  Net proceeds from exercise of stock options                      5,688                 423
  Dividends paid                                                 (24,035)            (21,334)
                                                                --------            --------

NET CASH PROVIDED/ ( USED) BY FINANCING ACTIVITIES                 5,340             (43,061)

CASH FLOW FOR PERIOD                                              (5,488)             (2,520)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    37,913              38,224

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (1,702)                864
                                                                --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 30,723            $ 36,568
                                                                ========            ========


Supplemental disclosures:
   Interest paid (net of amount capitalized)                    $  4,453            $  4,037
   Income taxes paid (net of refunds)                             26,110              12,888

See accompanying Notes to Condensed Consolidated Financial Statements.

10QNT296                                                                     -6-
                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              ----------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

   The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at January 27, 1996 and July 29, 1995, (ii) the results of its operations for the three-month and six-month periods ended January 27, 1996 and January 28, 1995, and (iii) its cash flows for the six-month periods ended January 27, 1996 and January 28, 1995.


NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:

                                                          Jan. 27,            July 29,
              (in thousands)                                1996                1995
                                                          --------           ---------
             Raw materials and components                 $ 66,142           $ 61,436
             Work-in-process                                25,083             17,901
             Finished goods                                 77,005             79,093
                                                           -------           --------

             Total inventory                              $168,230           $158,430
                                                           =======           ========



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

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

I. Results of Operations

A. Second quarter ended January 27, 1996 compared to second quarter ended January 28, 1995

Sales for the second quarter increased by 24%. Of this increase, 1% each was due to price increases and foreign currency exchange rates, 6% was due to acquisitions and the remaining 16% was due to unit growth.

Cost of sales as a percentage of sales increased 2%. Half of the increase was due to the acquisition of the Medical Plastics business of Bayer Corporation which operations brought with it lower gross margin products. The remaining half of the increase is attributable to product mix and foreign currency exchange rates. Selling, general and administrative expenses, as a percentage of sales, have decreased by 0.6% while research and development costs have decreased by 1.3%. The reduction in research and development costs does not constitute a decrease in efforts on the Company's part but more of a reevaluation to ensure that various research and development related activities across the world are working in concert.

The pretax profit rate of 19.4% is about the same as last year.

The Company's effective tax rate increased to 31% from 30% last year, mainly as a reduction in the tax benefits from its Puerto
Rican operations due to changes in the tax laws. Net earnings for the quarter increased by 21%.

B. Six months ended January 27, 1996 compared to six months ended January 28, 1995

Sales for the first six months of fiscal 1996 were up 22 1/2%.
Of this increase, 1 1/2% was due to foreign currency exchange rates and 5% was due to acquisitions.

Cost of sales as a percentage of sales increased by 1.3% for the similar reasons as explained above. Both selling, general and administrative expenses and research and development costs as a percentage of sales have decreased by about 1% each.

The Company's effective tax rate increased to 31% from 30% last year for the same reason mentioned above. Net earnings

                                                                             -8-
(excluding the effect of the accounting change in quarter one of last year - see Note 3 of the Condensed Consolidated Financial
Statements) increased by 25 1/2%.



II. Liquidity and Capital Resources

On September 29, 1995, the Company completed its acquisition of the Medical Plastics business of Bayer Corporation for a total cost of about $43 million.

The Company's working capital decreased by $18.8 million from the beginning of the year. Excluding the net effect of the above acquisition and the effects of foreign exchange rates, working capital would have increased by $18.6 million.

Capital expenditures and depreciation expense through the first six months totaled about $36 million and $23 million, respectively.

On February 27, 1996, the Company's Board of Directors authorized a program to purchase $40 million of its outstanding shares. The repurchased shares will be added to the shares already held in treasury and will be available for general corporate purposes including stock options and acquisitions.

10QOI296                                                                     -9-

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


   (b) Reports on Form 8-K.

                 The Company filed no reports on Form 8-K during the three months ended January 27, 1996.





                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PALL CORPORATION

March 5, 1996                            /s/ Jeremy Hayward-Surry
--------------------                     -----------------------------
Date                                     Jeremy Hayward-Surry
                                         President and Treasurer -
                                           Chief Financial Officer


March 5, 1996                            /s/ Peter Schwartzman
--------------------                     -----------------------------
Date                                     Peter Schwartzman
                                         Secretary and Chief Corporate
                                           Accountant

                                    EXHIBIT INDEX

Exhibit No.                         Description
----------                          -----------
EX-27                               Financial Data Schedule