Form 10-Q
period 1996-04-27
PALL CORP
filed 1996-06-07
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 27, 1996

Commission File No. 1-4311




                                PALL CORPORATION



Incorporated in New York State                   I.R.S. Employer Identification
                                                          # 11-1541330


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


At May 24, 1996, 115,331,198 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------

COVER SHEET                                                                    1

INDEX TO FORM 10-Q                                                             2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

                 Condensed consolidated balance sheets - April 27,
                    1996 and July 29, 1995                                     3

                 Condensed consolidated statements of earnings -
                    three months and nine months  ended April 27, 1996
                    and April 29, 1995                                         4

                 Condensed consolidated statements of cash flows -
                    nine months ended April 27, 1996 and April  29,
                    1995                                                       5

                 Notes to condensed consolidated financial statements          6

   Item 2. Management's discussion and analysis of financial
                    condition and results of operations                        7


PART II. OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K                                    9


SIGNATURES                                                                     9

EXHIBIT INDEX                                                                 10

                                 PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

 (in thousands)                                               Apr. 27,          July 29,
                 ASSETS                                         1996              1995
                                                                ----              ----
Current Assets:
   Cash and cash equivalents                                 $   44,549        $   37,913
   Short-term investments                                        68,860            72,850
   Accounts receivable, net of allowances
     for doubtful accounts of $4,618
     and $5,008, respectively                                   216,858           216,216
   Inventories - Note 2                                         182,349           158,430
   Deferred income taxes                                         22,625            19,443
   Prepaid expenses                                              18,126            15,546
   Other current assets                                           4,196             4,369
                                                             ----------        ----------

                 Total Current Assets                           557,563           524,767
Property, plant and equipment, net of
   accumulated depreciation of $282,394
   and $262,884, respectively                                   444,742           427,931
Other assets                                                    139,714           122,224
                                                             ----------        ----------

                 Total Assets                                $1,142,019        $1,074,922
                                                             ==========        ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                                    $  137,255        $  117,489
   Accounts payable                                              49,628            47,814
   Accrued liabilities:
     Salaries                                                    29,730            25,676
     Income taxes                                                27,495            34,311
     Other                                                       45,754            40,935
                                                             ----------        ----------

                                                                102,979           100,922
   Current portion of long-term debt                              4,940             9,494
   Dividends payable                                             14,122            12,014
                                                             ----------        ----------

                 Total Current Liabilities                      308,924           287,733
Long-term debt, less current portion                             61,448            68,814
Deferred income taxes                                            34,308            33,444
Other non-current liabilities                                    39,438            33,132
                                                             ----------        ----------

                 Total Liabilities                              444,118           423,123
                                                             ----------        ----------

Stockholders' Equity:
   Common stock, $.10 par value                                  11,735            11,735
   Capital in excess of par value                                54,167            56,304
   Retained earnings                                            691,268           643,675
   Treasury stock, at cost                                      (43,029)          (60,389)
   Foreign currency translation adjustment                       (2,263)           13,036
   Minimum pension liability adjustment                          (5,194)           (5,145)
   Stock option loans                                            (8,503)           (7,580)
   Cumulative unrealized (losses) gains on investments             (280)              163
                                                             ----------        ----------

                 Total Stockholders' Equity                     697,901           651,799
                                                             ----------        ----------

                 Total Liabilities and
                    Stockholders' Equity                     $1,142,019        $1,074,922
                                                             ==========        ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

(in thousands, except                       Three Months Ended             Nine Months Ended
  per share data)                         -----------------------       -----------------------

                                          Apr. 27,       Apr. 29,       Apr. 27,       Apr. 29,
                                            1996           1995           1996           1995
                                            ----           ----           ----           ----
Revenues:
   Net sales                              $247,874       $217,309       $678,740       $569,351
   Interest earned                           1,678          1,711          5,131          4,564
                                          --------       --------       --------       --------

   Total revenues                          249,552        219,020        683,871        573,915

Costs and expenses:
   Cost of sales                            95,553         77,125        266,595        212,278
   Selling, general and
     administrative expenses                85,788         79,804        249,135        216,419
   Research and development                 12,492         12,106         35,084         34,107
   Interest expense                          2,514          2,410          7,624          6,697
                                          --------       --------       --------       --------

   Total costs and expenses                196,347        171,445        558,438        469,501

Earnings before income taxes
   and the cumulative effect of
   an accounting change                     53,205         47,575        125,433        104,414
Provisions for income taxes                 15,240         14,067         37,630         31,116
                                          --------       --------       --------       --------

Earnings before the cumulative
   effect of an accounting change           37,965         33,508         87,803         73,298
Cumulative effect of a change in
   accounting for postemployment
   benefits - Note 3                             0              0              0           (780)
                                          --------       --------       --------       --------

Net earnings                              $ 37,965       $ 33,508       $ 87,803       $ 72,518
                                          ========       ========       ========       ========

Earnings per share:
   Before the cumulative effect of
     an accounting change                 $   0.33       $   0.29       $   0.77       $   0.64
   Cumulative effect of a change in
     accounting for postemployment
     benefits - Note 3                           0              0              0          (0.01)
                                          --------       --------       --------       --------

   Net earnings per share                 $   0.33       $   0.29       $   0.77       $   0.63
                                          ========       ========       ========       ========


Dividends declared per share              $   0.12       $   0.11       $   0.35       $   0.30

Average number of shares
   outstanding                             115,048        115,560        114,723        115,418

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                      -----------------

 (in thousands)                                                    Apr. 27,        Apr. 29,
                                                                     1996            1995
                                                                     ----            ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $106,427        $116,306

INVESTING ACTIVITIES:
  Acquisition of Medical Plastics business
     of Bayer Corporation and Filtron Technology Corporation
     (net of cash acquired)                                         (43,017)           (230)
  Capital expenditures                                              (52,556)        (47,039)
  Disposals of fixed assets                                           3,528           2,008
  Short-term investments                                              3,990          (7,170)
  Benefits protection trust                                          (2,596)         (2,450)
                                                                   --------        --------

NET CASH (USED) BY INVESTING ACTIVITIES                             (90,651)        (54,881)

FINANCING ACTIVITIES:
  Net short-term borrowings                                          24,218           8,266
  Payments on long-term debt                                         (7,386)         (2,126)
  Net proceeds from exercise of stock options                        14,300           1,353
  Dividends paid                                                    (38,102)        (33,445)
  Treasury stock                                                          0         (26,730)
                                                                   --------        --------

NET CASH ( USED) BY FINANCING ACTIVITIES                             (6,970)        (52,682)

CASH FLOW FOR PERIOD                                                  8,806           8,743

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       37,913          38,224

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (2,170)          3,134
                                                                   --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 44,549        $ 50,101
                                                                   ========        ========


Supplemental disclosures:
   Interest paid (net of amount capitalized)                       $  6,899        $  6,340
   Income taxes paid (net of refunds)                                43,931          23,973
   Treasury stock issued upon acquisition of Filtron
       Technology Corporation                                             0          24,854

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
- --------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at April 27, 1996 and July 29, 1995, (ii) the results of its operations for the three-month and nine-month periods ended April 27, 1996 and April 29, 1995, and
(iii) its cash flows for the nine-month periods ended April 27, 1996 and April 29, 1995.


NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:

                                                     Apr. 27,           July 29,
                  (in thousands)                       1996               1995
                                                       ----               ----
             Raw materials and components            $ 74,615           $ 61,436
             Work-in-process                           26,969             17,901
             Finished goods                            80,765             79,093
                                                       ------             ------

             Total inventory                         $182,349           $158,430
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I. Results of Operations

A. Third quarter ended April 27, 1996 compared to third quarter ended April 29, 1995

Sales for the third quarter increased 14%. Exchange rates reduced the sales by 4% this quarter. Before that effect, sales increased 18% including about $10 million due to the acquisition of the Medical Plastics business of Bayer Corporation. Price increases for the quarter were 1.5%.

Cost of sales as a percentage of sales increased 3.1%, mainly attributable to the effect of exchange rates, product mix and the acquisition of the Medical Plastics business of Bayer which operations brought with it lower gross margin products. Selling, general and administrative expenses as a percentage of sales decreased by 2.1%. During the quarter the company received $6.2 million as a partial payment of a judgment awarded Pall in a patent litigation with Micron Separations, Inc. involving one of Pall's nylon membrane patents. Offset against this were $3.9 million of related legal fees. The company also wrote off $1.2 million of fixed assets following the transfer of most industrial cartridge manufacturing from its Japanese plant into existing facilities elsewhere. The net pretax benefit of $1.1 million has been reflected as a reduction of selling, general and administrative expenses.

The company's pretax profit rate of 21.5% is about the same as last year's.

The company's effective tax rate for the quarter is 28.6% compared to 29.6% last year. However on a year-to-date basis the effective tax rate for nine months for both periods is about the same - 30%.

Net earnings grew 13.3% over quarter three of last year.

B. Nine months ended April 27, 1996 compared to nine months ended April 29, 1995

Sales for the nine months were up 19%. Exchange rates reduced sales by 1%. Excluding the effect of exchange rates, total sales increased by $113 million, of which $83 million was due to unit and price growth and the remainder was due to acquisitions.

Cost of sales as a percentage of sales for the nine months increased 2% mainly due to product mix and the acquisition of the Medical Plastics business of Bayer which operations brought with it lower gross margin products. Selling, general and administrative expenses as a percentage of sales decreased by 1.3%. Research and development expenses as a percentage of sales decreased by 0.8%. This reduction does not constitute a decrease in efforts on the Company's part but more of a reevaluation to ensure that various research and development related activities across the world are working in concert.

The company's pretax profit rate of 18.5% is about the same as last year's rate.

The company's effective tax rate for the nine month period is 30% which is about the same as last year's rate. Net earnings for the nine months (excluding the accounting change in quarter one of last year - see Note 3 above) grew 19.8% over last year.

II. Liquidity and Capital Resources

On September 29, 1995 the Company completed its acquisition of the Medical Plastics business of Bayer Corporation for a total cost of about $43 million.

Capital expenditures and depreciation expense through the first nine months totaled about $53 million and $35 million, respectively.

On February 27, 1996, the Company's Board of Directors authorized a program to purchase $40 million of its outstanding shares. The Company has not yet bought back any shares under this program.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


   (b) Reports on Form 8-K.

                 The Company filed no reports on Form 8-K during the three months ended April 27, 1996.





                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PALL CORPORATION

June 7, 1996                                      /s/ Jeremy Hayward-Surry
- -----------------------------                     ------------------------------
     Date                                         Jeremy Hayward-Surry
                                                  President and Treasurer -
                                                     Chief Financial Officer


June 7, 1996                                      /s/ Peter Schwartzman
- -----------------------------                     ------------------------------
     Date                                         Peter Schwartzman
                                                  Secretary and Chief Corporate
                                                     Accountant

                                EXHIBITS INDEX




EXHIBIT NO.                                      DESCRIPTION

   27                                       Financial Data Schedule