Form 10-K
period 1996-08-03
PALL CORP
filed 1996-10-24
CIK 75829

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 3, 1996

Commission File Number 1-4311

PALL CORPORATION
2200 Northern Boulevard, East Hills, N.Y.  11548
(516) 484-5400

Incorporated in New York State          I.R.S. Employer Identification
                                        Number 11-1541330

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Exchange
          Title of Class                         on Which Registered
    -------------------------                    -----------------------
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
                                                   Yes   X     No
                                                     -------  ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,963,763,000, based upon the closing price on October 4, 1996.

The number of common shares, $.10 par value outstanding of the registrant was 115,101,755 shares on October 4, 1996.

Total number of pages - 241          Exhibit index located on page 19

            DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 1996 annual meeting of shareholders are incorporated by reference into Items 10, 11 and 12.

Portions of the Annual Report to Shareholders for the year ended August 3, 1996 are incorporated by reference into items 1, 5, 7 and 8.

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

   Reference is made to page 37 of the registrant's 1996 Annual Report to Shareholders.

(c) Narrative description of business.

   1) The Company sells its products in three principal markets. The products sold are mainly filters made with proprietary Pall filter media produced by chemical film casting, melt-blowing of polymer fibers, papermaking and metallurgical processes. Metal and plastic housings and a wide variety of appurtenant devices, are also made.

   (A)   Health Care Market:

   See the following sections of the registrant's 1996 Annual Report to Shareholders, which are incorporated herein by reference:
   Hospital Products - pages 6 and 7.
   Blood Centers - pages 8 and 9.
   Pharmaceutical, Diagnostics and Membrane Technology - pages 10, 11, 12  and
      13.
   Bioseparations - pages 14 and 15
   Food and Beverage- pages 16 and 17.

   Sales of Health Care products in fiscal 1996 were $471,424,000 or 49% of total sales. Sales in this market are made about equally through the Company's own personnel and through distributors. Backlog information is omitted, as it is not considered meaningful to an understanding of this segment of the Company's business.

   The Company feels that safety, efficacy, ease of use and technical support, rather than price, are the principal competitive factors in this market, although economy of use is important. A principal list of competitors is included on the inside gate of the 1996 Annual Report to Shareholders.

   (B) Aeropower Market:

   See the following sections of the registrant's 1996 Annual Report to Shareholders, which are incorporated herein by reference:

            Industrial Hydraulics - pages 18 and 19.
            Aerospace - pages 20 and 21.

   Sales in fiscal 1996 were $235,101,000 or 25% of total sales. Backlog at August 3, 1996 was $60,476,000, a 2% decrease from the prior year backlog of $61,456,000. The backlog at August 3, 1996 is equal to about three months of sales. The Company's sales to aerospace and military customers are made principally through its own personnel; sales to industrial customers are made in about equal proportions through Company personnel and through distributors and manufacturers' representatives.

   The Company believes that product performance and quality, and service to the customer, as well as price, are the principal competitive factors in this market segment. A principal list of competitors is included on the inside gate of the 1996 Annual Report to Shareholders.

   (C) Fluid Processing Market:

   See the following sections of the registrant's 1996 Annual Report to Shareholders, which are incorporated herein by reference:

        Microelectronics - pages 22 and 23.
        Industrial Process Group - pages 24 and 25.
        Hydrocarbon Processing, Chemical and Polymer - pages 26 and 27. Pall Well Technology - pages 28 and 29.

   Sales in this market in fiscal 1996 were $253,851,000 or 26% of total sales. The Company's products are sold to customers in these markets in about equal proportions through its own personnel, and through distributors and manufacturers' representatives. Backlog information is omitted, as it is not considered material for an understanding of this segment of the Company's business.

   The Company believes that performance and quality of product and service, as well as price, are determinative in most sales. A principal list of competitors is included on the inside gate of the 1996 Annual Report to Shareholders.

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

   2) The following comments relate to the Company's business in general:

   (a) With limited exceptions, research activities conducted by the Company are company-sponsored. Such expenditures totalled $47,514,000 in 1996, $45,142,000 in 1995 and $41,283,000 in 1994.

   (b) There was no one customer to whom sales were made totalling 10% or more of consolidated sales in fiscal 1996, 1995 or 1994.

   (c) There is no material effect on the Company's capital expenditures, earnings or competitive position resulting from compliance with Federal, state or local environmental protection laws.

   (d) At August 3, 1996, the Company employed approximately 7,700 persons.

   (d) Financial information about foreign and domestic operations and export sales.

   Reference is made to page 38 of the registrant's 1996 Annual Report to Shareholders.

ITEM 2.  PROPERTIES.

Location                          Type                     Industry Segment                   Size
                                                                                     (square feet)
--------                          ----                     ----------------          -------------
OWNED:

Glen Cove, NY                     Office & laboratory      Research Center             65,000
East Hills, NY                    Office, plant &          Executive Office &
                                  warehouse                All Segments               326,000

Pt. Washington, NY                Office, laboratory       All                        215,000
                                  & training center

Hauppauge, NY                     Plant, office            Health Care & Fluid
                                  & laboratory             Processing                  75,000
Cortland, NY                      Plants, office           Health Care & Fluid
                                                           Processing                 346,000

Putnam, CT                        Plant                    All                         62,000
Pinellas Park, FL                 Plant                    Aeropower                  152,000
Ft. Myers, FL                     Plant                    Aeropower                  111,000
New Port Richey, FL               Plant                    Aeropower                  160,000
Covina, CA                        Plant, office &
                                  laboratory               Health Care                176,000
Fajardo, Puerto Rico              Plants                   Health Care & Fluid
                                                           Processing                 259,000

Portsmouth, U.K.                  Plant & office           All                        306,000
Ilfracombe, U.K.                  Plant & office           Health Care & Fluid
                                                           Processing                 112,000

Redruth, U.K.                     Plant, warehouse         Aeropower                  111,000
Newquay, U.K .                    Plant & office           Health Care & Fluid
                                                           Processing                 106,000

Frankfurt, Germany                Office & warehouse       All                         72,000
Paris, France                     Office & warehouse       All                         65,000
Limay, France                     Warehouse                All                         23,000
Tsukuba, Japan                    Plant & laboratory       All                         78,000

LEASED:
Northborough, MA                  Plant & office           Health Care                 38,000
East Brunswick, NJ                Office & warehouse       Health Care &
                                                           Fluid Processing            10,000
Toronto, Canada                   Office & warehouse       Health Care & Fluid
                                                           Processing                  12,000
Frankfurt, Germany                Office & warehouse       All                         46,000
Milan, Italy                      Office & warehouses      All                         62,000
Vienna, Austria                   Office & warehouse       All                         13,000
Muttenz, Switzerland              Office & warehouse       All                          7,000
Madrid, Spain                     Office & warehouse       All                         28,000
Warsaw, Poland                    Office                   All                          4,000
Tokyo, Japan                      Offices                  All                         33,000
Singapore                         Office & warehouse       All                         17,000
Seoul, South Korea                Office                   All                          7,000
Beijing, China                    Office & warehouse       All                          9,000
Melbourne, Sydney                 Office & warehouse
& Brisbane,  Australia                                     All                         20,000
Hong Kong                         Office                   All                          2,000

In the opinion of management, these premises are suitable and adequate to meet the Company's requirements.

ITEM 3. LEGAL PROCEEDINGS.

   There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal year 1996.

               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

   Reference is made to page 46 of the registrant's 1996 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA.
 (In thousands, except per share data)

                                                         For the Years Ended

                                 Aug. 3         July 29,      July 30,      July 31,       Aug. 1,
                                  1996           1995(a)       1994(b)       1993(c)       1992(d)
                                  ----           -------       -------       -------       -------
Results of operations:
  Net sales                      $960,376       $822,823      $700,848      $687,222       $685,068
  Net earnings                    138,498        118,436        98,922        78,312         92,708
  Earnings per share                 1.21           1.03           .86           .68            .79
  Cash dividends per share            .47            .41           .36           .31            .26

Financial position:
  Total assets                  1,184,958      1,074,922       959,579       902,273        912,876
  Long-term debt                   46,712         68,814        54,097        24,540         59,003

(a) Fiscal 1995 includes a charge of $780 after income taxes ($1,200 pre-tax) reflecting the initial effect of the adoption of Financial Accounting Standards Board Statement No. 112 (Employers' Accounting for Postemployment Benefits).

(b) Fiscal 1994 includes a pre-tax charge of $3,696 ($2,332 after taxes) due principally to the restructuring of the German operations and to the write-off of a bad debt in the Aerospace operations.

(c) Fiscal 1993 includes a pre-tax charge of $26,710 ($17,310 after taxes) representing the cost of downsizing and further integrating the military portion of the Aeropower business with the Industrial Fluid Power business, and also writing off certain excess corporate leasehold improvements.

(d) Fiscal 1992 includes (i) a pre-tax charge of $3,690 from the settlement of certain promissory notes received in connection with the sale of the air dryer business in a leveraged buy-out reported in fiscal 1988, and (ii) an increase in net earnings of $2,475 as a result of adopting the Financial Accounting Standards Board Statement No. 109 (Accounting for Income Taxes).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Reference is made to pages 31 and 32 of the registrant's 1996 Annual Report to Shareholders.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to pages 33 to 36 and 39 to 46 of the registrant's 1996 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of directors:

    Reference is made to "Election of Directors" on page 1 of the registrant's Proxy Statement for the 1996 annual meeting of shareholders, previously filed.

    None of the persons listed in the section of the Proxy Statement referred to in the preceding paragraph has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S-K during the past five years.

(b) Identification of executive officers:

                                                                                       Year in
                                                                                    Which Service
                                           Age at                                   as Officer of
                                          Oct. 15                                     Pall Corp.
  Name                                      1996              Position Held             Began
 -----                                      ----              -------------             -----
Eric Krasnoff*                              44       Chairman and Chief
                                                     Executive Officer                   1986
Jeremy Hayward-Surry*                       53       President and Treasurer -
                                                     Chief Financial Officer             1989
Derek T.D. Williams                         64       Executive Vice President
                                                     and Chief Operating Officer         1985
Clifton Hutchings                           58       Group Vice President                1993
Gerhard Weich                               60       Group Vice President                1993
Arnold Weiner                               59       Group Vice President                1986
Samuel T. Wortham                           49       Group Vice President                1990
Peter S. Cope                               42       Senior Vice President               1994
Paul Kohn                                   50       Senior Vice President               1996
Akio Satake                                 59       Senior Vice President               1995
Robert Simkins                              52       Senior Vice President               1994
Donald B. Stevens                           51       Senior Vice President               1994
Peter Schwartzman                           59       Secretary                           1972

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

ITEM 11.  EXECUTIVE COMPENSATION.

   Reference is made to "Compensation and Other Benefits of Senior Management" on page 5 of the registrant's Proxy Statement for the 1996 annual meeting of shareholders, previously filed.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Reference is made to "Beneficial Ownership of Common Stock" on page 16 of the registrant's Proxy Statement for the 1996 annual meeting of shareholders, previously filed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.

   Disclosure of information relating to delinquent filers required by Item 405 of Regulation S-K is set forth on page 17 of the registrant's Proxy Statement for the 1996 annual meeting of shareholders, previously filed, and is incorporated herein by reference.

           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a. Certain documents filed as part of the Form 10-K:

     (l) The following documents are incorporated by reference to the indicated pages of the 1996 Annual Report to Shareholders, filed as Exhibit 13 hereto.

                             Item
         Consolidated Statements of Earnings - years
           ended August 3, 1996, July 29, 1995 and July 30, 1994          33
         Independent Auditors' Report                                     33
         Consolidated Balance Sheets - as at August 3, 1996,
            and July 29, 1995                                             34
         Consolidated Statements of Stockholders' Equity -
            years ended August 3, 1996, July 29, 1995 and July 30, 1994   35
         Consolidated Statements of Cash Flows - years ended
             August 3, 1996, July 29, 1995 and July 30, 1994              36
         Notes to Consolidated Financial Statements                       39-45

     (2) The following schedules are filed herewith:

                             Name of Schedule

         II      Valuation and qualifying accounts                        16

                 Independent auditors' report on schedules                17

          Schedules not listed above have been omitted either because they are not applicable or the required information is shown in the financial statements or in the notes thereto.

                  (3) Exhibits filed herewith:

                                                                         Page
 Exhibit                                                                of 1996
  Number            Description of Exhibit                             Form 10-K
 -------            ----------------------                             ---------
  3(i)*        Restated Certificate of Incorporation of
               the registrant as amended through
               November 23, 1993, filed as Exhibit 3(i)
               to the registrant's Annual Report on
               Form 10-K for the fiscal year ended July
               30, 1994 (the "1994 10-K").

  3(ii)*       By-Laws as amended on November 21, 1995
               filed as Exhibit 3(ii) to the
               registrant's Form 10-Q for the quarterly period ended October 28, 1995.

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

 10.2*(a)      Agreement made as of March 17, 1995 with
               David B. Pall, filed as Exhibit 10.2 to
               the registrant's Annual Report on Form
               10-K for the fiscal year ended July 29,
               1995 (the "1995 10-K").

 10.3*(a) Employment Agreement dated April 1, 1994 with Eric Krasnoff, filed as Exhibit
               10.2 to the 1994 10-K.

 10.4*(a)      Amendment dated July 11, 1994 to
               Employment Agreement dated April 1, 1994 with Eric Krasnoff, filed as Exhibit
               10.3 to the 1994 10-K.

 10.5  (a)     Letter agreement dated August 2, 1996 with
               Eric Krasnoff.                                              23-24

* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                Page
 Exhibit                                                       of 1996
  Number            Description of Exhibit                    Form 10-K
 -------            ----------------------                    ---------
10.6*(a)  Employment Agreement dated August 1, 1994
          with Jeremy Hayward-Surry, filed as Exhibit
          10.4 to the 1994 10-K.

10.7(a)   Service Agreement dated November 28, 1995
          with Derek Thomas Donald Williams.                    25-36

10.8*(a)  Service Agreement dated March 17, 1992 with
          Donald Guy Edward Nicholls, filed as Exhibit
          10.20 to the 1992 10-K.

10.9(a)   Service Agreement dated November 28, 1995
          with Clifton Stanley Hutchings.                       37-48

10.10(a)  Service Agreement dated November 28,
          1995 with Gerhard Friedrich Weich.                    49-60

10.11*(a) Employment Agreement dated February 1, 1992 with Arnold Weiner, filed as Exhibit 10.32 to the 1992 10-K.

10.12*(a) Amendment dated July 19, 1993 to Employment
          Agreement dated February 1, 1992 with Arnold
          Weiner, filed as Exhibit 10.14 to the
          registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (the
          "1993 10-K").

10.13(a)  Second Amendment dated August 1, 1995 to
          Employment Agreement dated February 1, 1992
          with Arnold Weiner.                                   61-65

10.14*(a) Employment Agreement dated February 1, 1992
          with Samuel Wortham, filed as Exhibit 10.15 to the 1992 10-K.

10.15*(a) Amendment dated July 19, 1993 to Employment
          Agreement dated February 1, 1992 with Samuel
          Wortham, filed as Exhibit 10.4 to the 1993
          10-K.

10.16(a)  Second Amendment dated August 1, 1995 to
          Employment Agreement dated February 1, 1992
          with Samuel Wortham.                                  66-70

10.17*(a) Employment Agreement dated August 1, 1994 with Peter Cope, filed as Exhibit 10.13 to the 1994 10-K.

10.18(a)  Amendment dated August 1, 1995 to
          Employment Agreement dated August 1, 1994
          with Peter Cope.                                      71-75

* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                Page
 Exhibit                                                       of 1996
  Number            Description of Exhibit                    Form 10-K
--------            ----------------------                    ---------
10.19*(a) Employment Agreement dated August 1, 1994
          with Robert Simkins, filed as Exhibit 10.14
          to the 1994 10-K.

10.20(a)  Amendment dated August 1, 1995 to
          Employment Agreement dated August 1, 1994
          with Robert Simkins.                                  76-80

10.21*(a) Employment Agreement dated February 1, 1992 with Peter Schwartzman, filed as Exhibit
          10.33 to the 1992 10-K.

10.22*(a) Amendment dated July 19, 1993 to Employment
          Agreement dated February 1, 1992 with Peter
          Schwartzman, filed as Exhibit 10.16 to the 1993 10-K.

10.23*(a) Employment Agreement dated September 26, 1994 with Donald B. Stevens, filed as Exhibit
          10.17 to the 1994 10-K.

10.24 (a) Amendment dated August 1, 1995 to
          Employment Agreement dated September 26, 1994
          with Donald B. Stevens.                               81-85

10.25 (a) Employment Agreement dated August 5, 1996
          with Paul Kohn.                                       86-105

10.26 (a) Pall Corporation Supplementary Profit-
          Sharing Plan as amended and restated February
          15, 1995.                                             106-113

10.27*(a) Pall Corporation Supplementary Pension Plan
          As Amended and Restated Effective August 1,
          1995, filed as Exhibit 10.20 to the 1995
          10-K.

10.28 (a) Pall Corporation Profit-Sharing Plan, as amended and restated on October 25, 1995.
                                                                114-178

10.29*(a) Pall Corporation 1993 Stock Option Plan, filed as Exhibit 10.22 to the 1993 10-K.

10.30*(a) Pall Corporation 1991 Stock Option Plan, filed as Exhibit 10.42 to the registrant's
          Annual Report on Form 10-K for the fiscal year ended August 3, 1991 (the "1991 10-K").

10.31*(a) Pall Corporation 1988 Stock Option Plan, as amended through October 8, 1991, filed as
          Exhibit 10.32 to the 1991 10-K.

10.32*(a) Pall Corporation Stock Option Plan for
          Non-Employee Directors filed as Exhibit 10.26 to the registrant's Form 10-Q for the quarterly period ended October 28, 1995.

* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                Page
 Exhibit                                                       of 1996
  Number            Description of Exhibit                    Form 10-K
---------           ----------------------                    ---------
10.33*(a) Pall Corporation 1995 Employee Stock Option
          Plan filed as Exhibit 10.27 to the
          registrant's Form 10-Q for the quarterly
          period ended October 28, 1995.

10.34*(a) Principal Rules of the Pall Supplementary
          Pension Scheme, filed as Exhibit 10.25 to the 1995 10-K.

10.35 (a) Pall Deutschland GMBH, Dreieich, Concept
          Of An Additional Pension Plan For Senior
          Executives.                                           179-183

13        Annual Report to Shareholders for the year
          ended August 3, 1996.                                 184-239

21        Subsidiaries of Pall Corporation.                     240

23        Consent of Independent Auditors.                      241

27        Financial Data Schedule (only filed
          electronically).

 * Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


b. Reports on Form 8-K:

   The registrant filed no reports on Form 8-K during the three months ended August 3, 1996.

                                                                     SCHEDULE II

                        PALL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                        YEARS ENDED AUGUST 3, 1996
                        JULY 29, 1995 AND JULY 30, 1994

                                  Balance at        Charged to       Write-off of      Balance
                                  Beginning         Costs and        Uncollectible     at End
Description                       of Year           Expenses         Accounts          of Year
-----------                       -------           --------         --------          -------
Year ended August 3, 1996:
   Allowance for doubtful
   accounts                       $5,008,000        $ 989,000        $1,827,000        $4,170,000


Year ended July 29, 1995:
   Allowance for doubtful
   accounts                       $4,776,000        $ 999,000        $  767,000        $5,008,000

Year ended July 30, 1994:
   Allowance for doubtful
   accounts                       $3,368,000        $2,852,000       $1,444,000        $4,776,000

                                                                            17
                                 [Letterhead]




                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors
Pall Corporation:


        Under date of September 3, 1996, we reported on the consolidated balance sheets of Pall Corporation and subsidiaries as of August 3, 1996 and July 29, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended August 3, 1996, as contained in the Company's fiscal 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's annual report on Form 10-K for fiscal year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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



                                               /s/ KPMG Peat Marwick LLP
                                               -------------------------------
                                                   KPMG PEAT MARWICK LLP



Jericho, New York
September 3, 1996

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

/s/ Eric Krasnoff                           Chairman of the Board and               October 24, 1996
----------------------------------           Chief Executive Officer
Eric Krasnoff

/s/ Jeremy Hayward- Surry                   President and Treasurer - Chief         October 24, 1996
----------------------------------           Financial Officer and Director
Jeremy Hayward-Surry

/s/ Peter Schwartzman                       Chief Accountant (Chief                 October 24, 1996
----------------------------------           Accounting Officer)
Peter Schwartzman

/s/ Abraham Appel                           Director                                October 24, 1996
----------------------------------
Abraham Appel

/s/ Ulric S. Haynes, Jr.                    Director                                October 24, 1996
----------------------------------
Ulric S. Haynes

/s/ Edwin W. Martin                         Director                                October 24, 1996
----------------------------------
Edwin W. Martin

/s/ David B. Pall                           Director                                October 24, 1996
----------------------------------
David B. Pall

/s/ Katharine Plourde                       Director                                October 24, 1996
----------------------------------
Katharine L. Plourde

/s/ Chesterfield F. Seibert                 Director                                October 24, 1996
----------------------------------
Chesterfield F. Seibert

/s/ Heywood Shelley                         Director                                October 24, 1996
----------------------------------
Heywood Shelley

                                            Director                                October  , 1996
----------------------------------
Alan B. Slifka

/s/ James D. Watson                         Director                                October 24, 1996
----------------------------------
James D. Watson

/s/ Derek T.D. Williams                     Director                                October 24, 1996
----------------------------------
Derek T.D. Williams

                  EXHIBIT INDEX                                   Page
 Exhibit                                                         of 1996
  Number            Description of Exhibit                      Form 10-K
--------            ----------------------                      ---------
3(i)*             Restated Certificate of Incorporation
                  of the registrant as amended through
                  November 23, 1993, filed as Exhibit
                  3(i) to the registrant's Annual
                  Report on Form 10-K for the fiscal
                  year ended July 30, 1994 (the "1994
                  10-K").

3(ii)*            By-Laws as amended on November 21,
                  1995 filed as Exhibit 3(ii) to the
                  registrant's Form 10-Q for the
                  quarterly period ended October 28,
                  1995.

4                 Note: The exhibits filed herewith do
                  not include the instruments with
                  respect to long-term debt of the
                  registrant and its subsidiaries,
                  inasmuch as the total amount of debt
                  authorized under any such instru-
                  ment does not exceed 10% of the total
                  assets of the registrant and its
                  subsidiaries on a consolidated basis.
                  The registrant agrees, pursuant to
                  Item 601(b) (4) (iii) of Regulation
                  S-K, that it will furnish a copy of
                  any such instrument to the Securities
                  and Exchange Commission upon request.

10.1*(a)          Agreement made as of July 31, 1992
                  with David B. Pall, filed as Exhibit
                  10.3 to the registrant's Annual
                  Report on Form 10-K for the fiscal
                  year ended August 1, 1992 (the "1992
                  10-K").

10.2*a)           Agreement made as of March 17, 1995
                  with David B. Pall, filed as Exhibit
                  10.2 to the registrant's Annual
                  Report on Form 10-K for the fiscal
                  year ended July 29, 1995 (the "1995
                  10-K").

10.3*(a)          Employment Agreement dated April 1,
                  1994 with Eric Krasnoff, filed as
                  Exhibit 10.2 to the 1994 10-K.

10.4*(a)          Amendment dated July 11, 1994 to
                  Employment Agreement dated April 1,
                  1994 with Eric Krasnoff, filed as
                  Exhibit 10.3 to the 1994 10-K.

10.5(a)           Letter agreement dated August 2,
                  1996 with Eric Krasnoff.                      23-24

* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                  EXHIBIT INDEX                                         Page
 Exhibit                                                              of 1996
  Number            Description of Exhibit                           Form 10-K
 -------            ----------------------                           ---------
10.6*(a)           Employment Agreement dated August 1, 1994
                   with Jeremy Hayward-Surry, filed as Exhibit
                   10.4 to the 1994 10-K.

10.7(a)            Service Agreement dated November 28, 1995
                   with Derek Thomas Donald Williams.                25-36

10.8*(a)          Service Agreement dated March 17, 1992 with
                  Donald Guy Edward Nicholls, filed as
                  Exhibit 10.20 to the 1992 10-K.

10.9(a)           Service Agreement dated November 28, 1995
                  with Clifton Stanley Hutchings.                    37-48

10.10(a)          Service Agreement dated November 28, 1995
                  with Gerhard Friedrich Weich.                      49-60

10.11*(a)         Employment Agreement dated February 1, 1992
                  with Arnold Weiner, filed as Exhibit 10.32
                  to the 1992 10-K.

10.12*(a)         Amendment dated July 19, 1993 to Employment
                  Agreement dated February 1, 1992 with Arnold
                  Weiner, filed as Exhibit 10.14 to the registrant's
                  Annual Report on Form 10-K for the fiscal
                  year ended July 31, 1993 (the "1993 10-K").

10.13(a)          Second Amendment dated August 1, 1995 to
                  Employment Agreement dated February 1, 1992
                  with Arnold Weiner.                                61-65

10.14*(a)         Employment Agreement dated February 1, 1992
                  with Samuel Wortham, filed as Exhibit 10.15
                  to the 1992 10-K.

10.15*(a)        Amendment dated July 19, 1993 to Employment
                 Agreement dated February 1, 1992 with Samuel
                 Wortham, filed as Exhibit 10.4 to the 1993 10-K.

10.16(a)         Second Amendment dated August 1, 1995 to
                 Employment Agreement dated February 1, 1992
                 with Samuel Wortham.                                66-70

10.17*(a)        Employment Agreement dated August 1, 1994
                 with Peter Cope, filed as Exhibit 10.13 to the
                 1994 10-K.

10.18(a)         Amendment dated August 1, 1995 to Employment
                 Agreement dated August 1, 1994 with Peter Cope.     71-75

* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                      Page
 Exhibit                                                             of 1996
  Number            Description of Exhibit                           Form 10-K
 -------            ----------------------                           ---------
10.19*(a)         Employment Agreement dated August 1, 1994
                  with Robert Simkins, filed as Exhibit 10.14
                  to the 1994 10-K.

10.20(a)          Amendment dated August 1, 1995 to Employment
                  Agreement dated August 1, 1994 with Robert
                  Simkins.                                           76-80

10.21*(a)        Employment Agreement dated February 1, 1992
                 with Peter Schwartzman, filed as Exhibit 10.33
                 to the 1992 10-K.

10.22*(a)        Amendment dated July 19, 1993 to Employment
                 Agreement dated February 1, 1992 with Peter
                 Schwartzman, filed as Exhibit 10.16 to the
                 1993 10-K.

10.23*(a)        Employment Agreement dated September 26, 1994
                 with Donald B. Stevens, filed as  Exhibit 10.17
                 to the 1994 10-K.

10.24(a)         Amendment dated August 1, 1995 to Employment
                 Agreement dated September 26, 1994 with Donald
                 B. Stevens.                                         81-85

10.25(a)         Employment Agreement dated August 5, 1996 with
                 Paul Kohn.                                          86-105

10.26(a)         Pall Corporation Supplementary Profit-Sharing
                 Plan as amended and restated February 15 1995.      106-113

10.27*(a)        Pall Corporation Supplementary Pension Plan As
                 Amended and Restated Effective August 1, 1995,
                 filed as Exhibit 10.20 to the 1995 10-K.

10.28 (a)        Pall Corporation Profit-Sharing Plan, as amended
                 and restated on October 25, 1995.                   114-178

10.29*(a)        Pall Corporation 1993 Stock Option Plan, filed
                 as Exhibit 10.22 to the 1993 10-K.

10.30*(a)        Pall Corporation 1991 Stock Option Plan, filed
                 as Exhibit 10.42 to the registrant's Annual Report
                 on Form 10-K for the fiscal year ended August 3,
                 1991 (the "1991 10-K").

10.31*(a)        Pall Corporation 1988 Stock Option Plan, as amended
                 through October 8, 1991, filed as Exhibit 10.32 to
                 the 1991 10-K.

10.32*(a)        Pall Corporation Stock Option Plan for Non-Employee
                 Directors filed as Exhibit 10.26 to the registrant's
                 Form 10-Q for the quarterly period ended October 28,
                 1995.

* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                       Page
 Exhibit                                                             of 1996
  Number            Description of Exhibit                           Form 10-K
 -------            ----------------------                           ---------
10.33*(a)      Pall Corporation 1995 Employee Stock Option
               Plan filed as Exhibit 10.27 to the registrant's
               Form 10-Q for the quarterly period ended October
               28, 1995.

10.34*(a)      Principal Rules of the Pall Supplementary
               Pension Scheme, filed as Exhibit 10.25 to the
               1995 10-K.

10.35(a)       Pall Deutschland GMBH, Dreieich, Concept Of
               An Additional Pension Plan For Senior Executives.     179-183

13             Annual Report to Shareholders for the year
               ended August 3, 1996.                                 184-239

21             Subsidiaries of Pall Corporation.                     240

23             Consent of Independent Auditors.                      241

27             Financial Data Schedule (only filed
               electronically).

 * Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.