Form 10-Q
period 1996-11-02
PALL CORP
filed 1996-12-12
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 2, 1996

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
                                                          Yes  X      No
                                                              ---    ----


At December 5, 1996, 115,294,087 shares of common stock of the Registrant were outstanding.

                            PALL CORPORATION

                           INDEX TO FORM 10-Q


COVER SHEET                                                                      1

INDEX TO FORM 10-Q                                                               2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

         Condensed consolidated balance sheets - November 2, 1996
            and August 3, 1996                                                   3

         Condensed consolidated statements of earnings  - three months ended
            November 2, 1996 and October 28, 1995                                4

         Condensed consolidated statements of cash flows - three months ended
            November 2, 1996 and October 28, 1995                                5

         Notes to condensed consolidated financial statements                    6

   Item 2. Management's discussion and analysis of financial condition and
            results of operations                                                7


PART II. OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K                                       9


SIGNATURES                                                                        9

EXHIBIT INDEX                                                                    10

                                                                             -3-
                                 PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                      (in thousands)
                                                                              November 2,         August 3,
                 ASSETS                                                          1996               1996
                                                                             ------------       ------------
Current Assets:
   Cash and cash equivalents                                                 $    11,874        $    34,528
   Short-term investments                                                         74,900             71,450
   Accounts receivable, net of allowances
     for doubtful accounts of $4,458
     and $4,170, respectively                                                    206,418            242,157
   Inventories - Note 2                                                          209,360            193,764
   Deferred income taxes                                                          16,500             15,995
   Prepaid expenses                                                               19,910             19,151
   Other current assets                                                            5,404              4,160
                                                                             -----------        -----------
                 Total Current Assets                                            544,366            581,205
Property, plant and equipment, net of
   accumulated depreciation of $301,843
   and $290,308, respectively                                                    475,248            463,905
Other assets                                                                     139,085            139,848
                                                                             -----------        -----------
                 Total Assets                                                $ 1,158,699        $ 1,184,958
                                                                             ===========        ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                                                    $   119,977        $   139,957
   Accounts payable                                                               49,531             61,071
   Accrued liabilities:
     Salaries                                                                     32,383             31,985
     Other                                                                        49,273             44,213
                                                                             -----------        -----------
                                                                                  81,656             76,198
   Income taxes                                                                    7,556             21,699
   Current portion of long-term debt                                              16,360             17,163
   Dividends payable                                                              14,104             14,133
                                                                             -----------        -----------
                 Total Current Liabilities                                       289,184            330,221
Long-term debt, less current portion                                              47,004             46,712
Deferred income taxes                                                             37,542             36,134
Other non-current liabilities                                                     39,447             39,591
                                                                             -----------        -----------
                 Total Liabilities                                               413,177            452,658
                                                                             -----------        -----------
Stockholders' Equity:
   Common stock, $.10 par value                                                   11,735             11,735
   Capital in excess of par value                                                 53,769             53,769
   Retained earnings                                                             733,358            727,814
   Treasury stock, at cost                                                       (47,361)           (50,410)
   Foreign currency translation adjustment                                         6,749              2,901
   Minimum pension liability adjustment                                           (4,645)            (4,629)
   Stock option loans                                                             (8,085)            (8,652)
   Cumulative unrealized gains (losses) on investments                                 2               (228)
                                                                             -----------        -----------
                 Total Stockholders' Equity                                      745,522            732,300
                                                                             -----------        -----------
                 Total Liabilities and
                    Stockholders' Equity                                     $ 1,158,699        $ 1,184,958
                                                                             ===========        ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                          (in thousands,
                                                       except per share data)
                                                         Three Months Ended
                                                     ---------------------------
                                                      Nov. 2,           Oct. 28,
                                                       1996               1995
                                                     --------           --------
Net sales                                            $207,456           $191,550

Costs and expenses:
   Cost of sales                                       82,983             75,554
   Selling, general and
     administrative expenses                           83,362             78,551
   Research and development                            11,680             10,928
   Interest expense, net                                  630                791
                                                     --------           --------
Total costs and expenses                              178,655            165,824

Earnings before income taxes                           28,801             25,726
Provisions for income taxes                             8,641              7,974
                                                     --------           --------
Net earnings                                         $ 20,160           $ 17,752
                                                     ========           ========
Earnings per share                                   $   0.18           $   0.16

Dividends declared per share                         $ 0.1225           $ 0.1050

Average number of shares
   outstanding                                        115,045            114,446

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           (in thousands)
                                                         Three Months Ended
                                                       ------------------------
                                                       Nov. 2,         Oct. 28,
                                                         1996            1995
                                                       --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES              $ 30,135        $ 43,852

INVESTING ACTIVITIES:
  Acquisition of Medical Plastics business
     of Bayer Corporation                                               (38,888)
  Capital expenditures                                  (21,913)        (17,131)
  Disposals of fixed assets                                 517             715
  Short-term investments                                 (3,450)          9,480
                                                       --------        --------
NET CASH USED BY INVESTING ACTIVITIES                   (24,846)        (45,824)

FINANCING ACTIVITIES:
  Net short-term borrowings                             (17,906)         (2,096)
  Long-term borrowings                                    2,295             134
  Payments on long-term debt                             (1,169)           (279)
  Net proceeds from exercise of stock options             3,102             930
  Dividends paid                                        (14,133)        (12,014)
                                                       --------        --------
NET CASH  USED BY FINANCING ACTIVITIES                  (27,811)        (13,325)
                                                       --------        --------
CASH FLOW FOR PERIOD                                    (22,522)        (15,297)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           34,528          37,913

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (132)            649
                                                       --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 11,874        $ 23,265
                                                       ========        ========

Supplemental disclosures:
   Interest paid (net of amount capitalized)           $  2,131        $  2,260
   Income taxes paid (net of refunds)                    22,281          13,202

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
 ----------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

   The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at November 2, 1996 and August 3, 1996, (ii) the results of its operations for the three months ended November 2, 1996 and October 28, 1995, and (iii) its cash flows for the three months ended November 2, 1996 and October 28, 1995. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report and Form 10-K for the fiscal year ended August 3, 1996.


NOTE 2 - INVENTORIES

 The major classes of inventory are as follows:           (in thousands)

                                                      Nov. 2,            Aug. 3,
                                                       1996               1996
                                                     --------           --------
Raw materials and components                          $84,758            $82,402
Work-in-process                                        27,834             21,132
Finished goods                                         96,768             90,230
                                                     --------           --------
Total inventory                                      $209,360           $193,764
                                                     ========           ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I. Results of Operations

Quarter ended November 2, 1996 compared to quarter ended October 28, 1995

Sales for the quarter increased 8 1/2% (11 1/2% in local currency) compared to the same quarter last year. Of the increase, approximately $5 million was related to the acquisition of Medsep Corporation and there were no price increases during the quarter.

By market segment, Fluid Processing grew 14% in local currency. Within Fluid Processing, Microelectronics grew 10% and Hydrocarbon, Chemical and Polymer grew 41%. The Health Care market segment grew 12% in local currency. By subsegment, Patient Protection and Pharmaceutical, grew 18 1/2% and 11%, respectively. Growth in the Aeropower market segment was 8%. By subsegment, Industrial Hydraulics grew 15% and Commercial Aerospace grew 20%; however, Military Aerospace was down 25%.

By geography, Asia and Australia grew 24% in local currency, followed by 12% in the Western Hemisphere and 4 1/2% in Europe. Growth in Europe was held back by Germany where sales declined by 3%.

Cost of sales for the quarter increased to 40.0% from 39.4% last year. The increase in cost of sales is mainly due to product mix and the negative effect of foreign currency exchange rates. Selling, general and administrative expenses decreased from 41.0% last year to 40.2% this year, as sales grew at a rate faster than selling, general and administrative expenses. The pretax profit margin increased to 13.9% from 13.4% last year. The tax rate for the current quarter was 30% compared to 31% last year. The Company anticipates using a 30% tax rate for the remainder of the year. Net earnings quarter-on-quarter grew by 13 1/2%.

II. Liquidity and Capital Resources

Borrowings, net of cash and short-term investments at the end of the quarter are at $96.5 million, which is about the same as at the end of fiscal 1996. Capital expenditures for the quarter were $22 million and depreciation expense was $12.5 million.

On October 27, 1996 the Company signed a definitive merger agreement with Gelman Sciences Inc. Shareholders of Gelman will receive Pall common stock having a value of $33.00 for each share of Gelman common stock if the average closing price of Pall shares has been between $25.29 and $27.96 during the period of 30 trading days ending on the third business day before the Gelman shareholders' meeting. If during that 30-day period the average closing price of Pall has been $25.29 or less, the exchange ratio will be 1.3047 Pall shares for each Gelman share, and if the average closing price has been $27.96 or more, the exchange ratio will be 1.1804 Pall shares for each Gelman share. If the average Pall closing price during that period is less than $21.00, Gelman will have the right to terminate the merger agreement. The merger, which is subject to the approval of Gelman's shareholders, is intended to be a tax free reorganization to the Gelman shareholders and accounted for as a pooling of interests. Based on the Gelman shares outstanding on the date the definitive agreement was signed, the total value of the transaction is approximated at $270 million. The closing of the merger is expected to take place during the second or third quarter of fiscal 1997. The Company anticipates that there will be merger related expenses when the transaction closes and a one-time charge related to the reorganization of the two companies upon consummation of the transaction. The Company has just recently filed with the Securities and Exchange Commission a registration statement in connection with the Gelman merger.

On October 29, 1996 the Board of Directors of the Company withdrew its authorization for the balance of the expenditure of up to $40 million to buy back the Company's own shares. Under this program, announced February 28, 1996, the Company had already spent $10 million (433,000 shares). No additional shares were bought in the current quarter.

                  PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits.

         See the Exhibit Index immediately following this page.

   (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the three months ended November 2, 1996.





                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PALL CORPORATION

 December 12, 1996                   /s/ Jeremy Hayward-Surry
------------------                  ---------------------------
     Date                           Jeremy Hayward-Surry
                                    President and Treasurer -
                                       Chief Financial Officer


 December 12, 1996                   /s/ Peter Schwartzman
------------------                  ---------------------------
     Date                           Peter Schwartzman
                                    Secretary and Chief Corporate
                                       Accountant

             Exhibit Index
             -------------

Exhibit
Number       Description of Exhibit
-------      ----------------------

2* Agreement and Plan of Reorganization and Merger made on October 27, 1996, by and among the Registrant, Pall Acquisition Corporation and
             Gelman Sciences Inc., filed as Exhibit A to The
             Proxy Statement - Prospectus constituting Part I of the Registrant's Registration Statement on
             Form S-4 (Registration No. 333-17417).

3(i)* Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as
             Exhibit 3(i) to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended July 30, 1994.

3(ii)* By-Laws of the Registrant as amended on November 21, 1995, filed as Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995.

27           Financial Data Schedule (only filed electronically).


*  Incorporated herein by reference.