Form 10-Q
period 1997-02-01
PALL CORP
filed 1997-03-14
CIK 75829

                                                                             -1-
                              UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 1, 1997

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


At March 6, 1997, 126,465,885 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                       -----------------------------------

COVER SHEET                                                                    1

INDEX TO FORM 10-Q                                                             2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

            Condensed consolidated balance sheets - February 1, 1997
               and August 3, 1996                                              3

            Condensed consolidated statements of earnings -
               three months and six months ended February 1, 1997
               and January 27, 1996                                            4

            Condensed consolidated statements of cash flows -
               six months ended February 1, 1997 and January 27, 1996          5

            Notes to condensed consolidated financial statements               6

   Item 2. Management's discussion and analysis of financial condition and
               results of operations                                           7


PART II. OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K                                    9


SIGNATURES                                                                     9

EXHIBIT INDEX                                                                 10

                       PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       PALL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          (in thousands)
                                                                  February 1,         August 3,
                                                                     1997               1996
                                                                  -----------        -----------
            ASSETS
Current Assets:
   Cash and cash equivalents                                      $    24,543        $    34,528
   Short-term investments                                              87,000             71,450
   Accounts receivable, net of allowances
     for doubtful accounts of $4,646
     and $4,170, respectively                                         212,416            242,157
   Inventories - Note 2                                               208,714            193,764
   Deferred income taxes                                               17,502             15,995
   Prepaid expenses                                                    19,940             19,151
   Other current assets                                                 6,341              4,160
                                                                  -----------        -----------
            Total Current Assets                                      576,456            581,205
Property, plant and equipment, net of
   accumulated depreciation of $308,706
   and $290,308, respectively                                         478,378            463,905
Other assets                                                          139,662            139,848
                                                                  -----------        -----------
            Total Assets                                          $ 1,194,496        $ 1,184,958
                                                                  ===========        ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                                         $   155,269        $   139,957
   Accounts payable                                                    42,680             61,071
   Accrued liabilities:
     Salaries                                                          22,031             31,985
     Other                                                             43,492             44,213
                                                                  -----------        -----------
                                                                       65,523             76,198
   Income taxes                                                        10,236             21,699
   Current portion of long-term debt                                   15,404             17,163
   Dividends payable                                                   16,193             14,133
                                                                  -----------        -----------
            Total Current Liabilities                                 305,305            330,221
Long-term debt, less current portion                                   51,077             46,712
Deferred income taxes                                                  38,814             36,134
Other non-current liabilities                                          38,707             39,591
                                                                  -----------        -----------
            Total Liabilities                                         433,903            452,658
                                                                  -----------        -----------
Stockholders' Equity:
   Common stock, $.10 par value                                        11,735             11,735
   Capital in excess of par value                                      53,939             53,769
   Retained earnings                                                  743,221            727,814
   Treasury stock, at cost                                            (32,582)           (50,410)
   Foreign currency translation adjustment                             (2,110)             2,901
   Minimum pension liability adjustment                                (4,658)            (4,629)
   Stock option loans                                                  (8,843)            (8,652)
   Cumulative unrealized (losses) on investments                         (109)              (228)
                                                                  -----------        -----------
            Total Stockholders' Equity                                760,593            732,300
                                                                  -----------        -----------
            Total Liabilities and
               Stockholders' Equity                               $ 1,194,496        $ 1,184,958
                                                                  ===========        ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                              PALL CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                          (Unaudited)

                                                  (in thousands,                               (in thousands,
                                               except per share data)                      except per share data)

                                                 Three Months Ended                            Six Months Ended
                                           -------------------------------               -------------------------------
                                            Feb. 1,               Jan. 27,               Feb. 1,                Jan. 27,
                                             1997                   1996                   1997                   1996
                                           --------               --------               --------               --------
Net sales                                  $233,958               $239,316               $441,414               $430,866

Costs and expenses:
   Cost of sales                             95,509                 95,488                178,492                171,042
   Selling, general and
     administrative expenses                 86,657                 84,796                170,019                163,347
   Research and development                  11,557                 11,664                 23,237                 22,592
   Interest expense, net                        662                    866                  1,292                  1,657
                                           --------               --------               --------               --------
Total costs and expenses                    194,385                192,814                373,040                358,638

Earnings before income taxes                 39,573                 46,502                 68,374                 72,228
Provisions for income taxes                  11,871                 14,416                 20,512                 22,390
                                           --------               --------               --------               --------
Net earnings                               $ 27,702               $ 32,086               $ 47,862               $ 49,838
                                           ========               ========               ========               ========
Earnings per share                         $   0.24               $   0.28               $   0.42               $   0.44

Dividends declared per share               $ 0.1400               $ 0.1200               $ 0.2625               $ 0.2300

Average number of shares
   outstanding                              115,432                114,624                115,253                114,543



See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 (in thousands)
                                                                 Six Months Ended
                                                            -----------------------
                                                             Feb. 1,        Jan. 27,
                                                               1997          1996
                                                             -------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $37,393       $ 62,448

INVESTING ACTIVITIES:
  Acquisition of Medical Plastics business
     of Bayer Corporation                                         --        (43,017)
  Acquisition of License                                      (2,000)            --
  Capital expenditures                                       (43,879)       (35,601)
  Disposals of fixed assets                                      777          1,842
  Short-term investments                                     (15,550)         3,500
                                                             -------       --------
NET CASH USED BY INVESTING ACTIVITIES                        (60,652)       (73,276)

FINANCING ACTIVITIES:
  Net short-term borrowings                                   20,528         29,916
  Long-term borrowings                                         8,596             --
  Payments on long-term debt                                  (2,455)        (6,229)
  Net proceeds from exercise of stock options                 12,274          5,688
  Sale of treasury stock                                       3,375             --
  Dividends paid                                             (28,237)       (24,035)
                                                             -------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     14,081          5,340
                                                             -------       --------
CASH FLOW FOR PERIOD                                          (9,178)        (5,488)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                34,528         37,913

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (807)        (1,702)
                                                             -------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $24,543       $ 30,723
                                                             =======       ========

Supplemental disclosures:
   Interest paid (net of amount capitalized)                 $ 4,174       $  4,453
   Income taxes paid (net of refunds)                         30,141         26,110


See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

   The financial information included herein is unaudited. However, such information reflects all material adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at February 1, 1997 and August 3, 1996, (ii) the results of its operations for the three months and six months periods ended February 1, 1997 and January 27, 1996, and (iii) its cash flows for the six months ended February 1, 1997 and January 27, 1996. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report and Form 10-K for the fiscal year ended August 3, 1996.




NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:

                                                 (in thousands)
                                              Feb. 1,        Aug. 3,
                                               1997           1996
                                             --------       --------
          Raw materials and components       $ 95,737       $ 82,402
          Work-in-process                      25,644         21,132
          Finished goods                       87,333         90,230
                                             --------       --------
          Total inventory                    $208,714       $193,764
                                             ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I. Results of Operations

A. Quarter ended February 1, 1997 compared to quarter ended January 27, 1996.

Sales for the quarter in local currency were flat. Including exchange rate effects, sales declined by 2 1/2%. By market segment, before the effects of exchange rates, Health Care was down 3%, Aeropower grew 7% and Fluid Processing was down 1/2%. Within the Health Care sub-segment, Pharmaceuticals grew 7 1/2%, led by Asia which grew 34% and Western Hemisphere grew 21%; however, Europe declined by 5%. Food & Beverage increased 15%, which included 20% growth in Asia. Patient Protection decreased 7% and BioSupport fell 36%. The reduction in BioSupport sales relates to an overstocking at one of the customers who has now started ordering again. Patient Protection sales decreased 7% and by geography, Western Hemisphere was down 8%, Europe was down 16% and Asia grew 19%. Breaking it down further, blood filter sales overall were down 4%, including a reduction of 3% related to pricing. Bedside blood filter sales were up 2% and sales to blood centers were down 12%. However, in the Western Hemisphere, sales of blood filters increased 2%, led by a 7% increase in sales to blood centers. The company noted widespread reduction in Europe, particularly in Germany, France und the UK where Health Care costs are under pressure. The Fluid Processing sub-segment, excluding Microelectronics showed 4% growth in sales. Growth was strong in Europe and Asia where sales increases were greater than 17%; however, Western Hemisphere declined by 10 1/2% due to reductions in Power Generation and sales of our Stratapac technology. Microelectronics sales decreased 8%, all of which was in the Western Hemisphere which fell 28% following an 86% increase in the same quarter last year. Sales in the Aeropower segment increased 7%. Commercial Aerospace increased 17 1/2%, and Military Aerospace grew 13%. Commercial Aerospace now represents 55% of Aerospace sales, up from 50% last year. Industrial Hydraulics was flat with a 19% growth rate in the Western Hemisphere offset by an 8% reduction in Europe.

By geography, sales in Asia grew by 15 1/2% in local currency, whereas Europe and Western Hemisphere sales declined by 4 1/2% and 2 1/2%, respectively.

Cost of sales in the second quarter increased nearly 1% of sales due to the effect of foreign currency exchange rates, particularly by the Yen and the Deutschmark. Selling, general and administrative expenses were up about 2% in dollars but as sales declined, this represented an increase of 1 1/2% as a percentage of sales. Pre-tax margins decreased 2 1/2% over the same quarter last year mainly as sales for the quarter were flat. The tax rate for the current quarter was 30% compared to 31% last year. The Company anticipates using a 30% tax rate for the remainder of the year. Net earnings quarter-on-quarter declined by 13 1/2%.

B. Six months ended February 1, 1997 compared to six months ended January 27,
1996

Sales for the first six months in local currency were up 5%. By market, Aeropower sales increased 7 1/2%, Fluid Processing 6% and Health Care 3 1/2%. By geography, sales in Asia increased 19 1/2 % and Western Hemisphere increased 4%. Europe sales decreased by 1/2%.

For the six months, cost of sales increased by nearly 1% of sales for the same reasons as mentioned above. Selling, general and administrative expenses as a percentage of sales were up just over 1/2% mainly because sales for the first six months grew at a rate lower than the increase in selling, general and administrative expenses. Pre-tax margins declined by nearly 1 1/2% over the same six month period last year mainly due to lower sales growth. The tax rate for the first six months was 30% compared to 31% last year. Net earnings for the first six months declined by 4% over the same period last year.

II. Liquidity and Capital Resources

Borrowings, net of cash and short-term investments, at the end of the quarter came to $110 million which represents an increase of $12 million over the end of the fiscal year. Capital expenditures for the first six months were $44 million and depreciation expense for the same period was $26 million.

On February 3, 1997 the Company completed its merger with Gelman Sciences Inc. Gelman Sciences will operate as a subsidiary of Pall Corporation and will be responsible for the sale of Gelman and Pall products to the Laboratory, Medical OEM and specialty materials markets. Pursuant to the terms of the merger agreement, Gelman shareholders received 1.3047 shares of Pall common stock for each share of Gelman common stock. Pall Corporation is issuing approximately 10,600,000 shares of its common stock in exchange for all the outstanding shares of Gelman Sciences Inc. The Company will account for the merger as pooling-of-interests. Condensed comparative proforma results of the merged operations for the second quarter and the six months ended February 1, 1997 are as follows -

(Amounts in thousands, except per share data)

                          Second Quarter Ended               Six Months Ended
                          --------------------               ----------------
                       Feb 1,1997     Jan 27,1996       Feb 1,1997         Jan 27,1996
                       ----------     -----------       ----------         -----------
Net sales                $260,759       $266,440       $   496,550          $485,325
Net earnings             $ 28,967       $ 33,942       $    46,251(a)       $ 53,616
Earnings per share       $   0.23       $   0.27       $      0.37(a)       $   0.43


(a) Includes $3,911 ($3,600 net of taxes) merger related expenses incurred by Gelman Sciences in connection with the termination of its proposed merger transaction with Memtec Ltd. Excluding this expense, net earnings would be $49,851 ($0.40 per share).

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits.

                 See the Exhibit Index immediately following this page.

   (b) Reports on Form 8-K.

                 The Company filed no reports on Form 8-K during the three months ended February 1, 1997.





                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PALL CORPORATION

 March 14, 1997                                     /s/ Jeremy Hayward-Surry
---------------                                     ----------------------------
     Date                                           Jeremy Hayward-Surry
                                                    President, Treasurer and
                                                       Chief Financial Officer

                        Exhibit Index
                        -------------
Exhibit
Number                  Description of Exhibit
-------                 ----------------------

2 * Agreement and Plan of Reorganization and Merger made on October 27, 1996, by and among the Registrant, Pall Acquisition Corporation and
                        Gelman Sciences Inc., filed as Exhibit A to The
                        Proxy Statement - Prospectus constituting Part I of the Registrant's Registration Statement on
                        Form S-4 (Registration No. 333-17417).

3 ( i )* Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as
                        Exhibit 3 ( i ) to the Registrant's Annual Report on
                        Form 10-K for the fiscal year ended July 30, 1994.

3 (ii )*                By-Laws of the Registrant as amended on November
                        21, 1995, filed as Exhibit 3 (ii) to the Registrant's
                        Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995.

10               (a)    Employment Agreement dated October 27, 1996 among
                        the Registrant, Gelman Sciences Inc. and Kim A. Davis.

27                      Financial Data Schedule (only filed electronically).


* Incorporated herein by reference.
(a) Management contract or compensatory plan or arrangement.