Form 10-Q
period 1997-05-03
PALL CORP
filed 1997-06-13
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 3, 1997

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


At June 5, 1997, 127,225,531 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                       -----------------------------------

COVER SHEET                                                       1

INDEX TO FORM 10-Q                                                2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

         Condensed consolidated balance sheets - May 3, 1997
            and August 3, 1996                                    3

         Condensed consolidated statements of earnings -
            three months and nine months ended May 3, 1997
            and April 27, 1996                                    4

         Condensed consolidated statements of cash flows -
            nine months ended May 3, 1997 and April 27, 1996      5

         Notes to condensed consolidated financial statements     6

   Item 2. Management's discussion and analysis of financial
            condition and results of operations                   9


PART II. OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K                      13


SIGNATURES                                                       14

EXHIBIT INDEX                                                    15

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           (in thousands)
                                                       May 3,        August 3,
         ASSETS                                         1997            1996
                                                    -----------     -----------
Current Assets:
   Cash and cash equivalents                        $    24,153     $    44,118
   Short-term investments                                76,300          71,450
   Accounts receivable, net of allowances
     for doubtful accounts of $6,784
     and $5,998, respectively                           250,191         268,599
   Inventories                                          201,201         205,515
   Deferred income taxes                                 15,250          15,995
   Prepaid expenses                                      17,491          19,151
   Other current assets                                  24,960           8,365
                                                    -----------     -----------
         Total Current Assets                           609,546         633,193
Property, plant and equipment, net of
   accumulated depreciation of $337,498
   and $331,451, respectively                           497,422         498,029
Other assets                                            145,367         141,956
                                                    -----------     -----------
         Total Assets                               $ 1,252,335     $ 1,273,178
                                                    ===========     ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                           $   147,793     $   139,957
   Accounts payable                                      49,523          66,060
   Accrued liabilities:
     Salaries                                            35,783          35,492
     Other                                               67,247          47,454
                                                    -----------     -----------
                                                        103,030          82,946
   Income taxes                                              --          22,028
   Current portion of long-term debt                     10,366          17,326
   Dividends payable                                     17,803          14,133
                                                    -----------     -----------
         Total Current Liabilities                      328,515         342,450
Long-term debt, less current portion                     56,002          54,416
Deferred income taxes                                    20,326          36,781
Other non-current liabilities                            51,203          42,543
                                                    -----------     -----------
         Total Liabilities                              456,046         476,190
                                                    -----------     -----------
Stockholders' Equity:
   Common stock, $.10 par value                          12,796          12,771
   Capital in excess of par value                        92,893          90,362
   Retained earnings                                    726,311         755,864
   Treasury stock, at cost                              (16,746)        (50,410)
   Foreign currency translation adjustment               (4,469)          2,060
   Minimum pension liability adjustment                  (4,668)         (4,629)
   Stock option loans                                    (9,633)         (8,802)
   Cumulative unrealized (losses) on investments           (195)           (228)
                                                    -----------     -----------
         Total Stockholders' Equity                     796,289         796,988
                                                    -----------     -----------
         Total Liabilities and
            Stockholders' Equity                    $ 1,252,335     $ 1,273,178
                                                    ===========     ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                             (in thousands,          (in thousands,
                                        except per share data)   except per share data)

                                          Three Months Ended        Nine Months Ended
                                        ----------------------    --------------------
                                          May 3,      Apr. 27,     May 3,     Apr. 27,
                                           1997         1996        1997        1996
                                        ---------     --------    --------    --------
Net sales                               $ 275,339     $277,376    $771,889    $762,701

Costs and expenses:
   Cost of sales                          139,099      109,696     346,974     307,552
   Selling, general and
     administrative expenses               92,190       96,141     282,368     278,270
   Research and development                13,761       14,135      39,569      39,682
   Gelman merger and
        restructuring charges              26,710           --      30,621          --
   Other charges                           43,360           --      43,360          --
   Interest expense, net                      629          890       2,022       2,732
                                        ---------     --------    --------    --------
Total costs and expenses                  315,749      220,862     744,914     628,236

(Loss) / earnings before income taxes     (40,410)      56,514      26,975     134,465
Income taxes                              (18,206)      15,916       2,927      40,251
                                        ---------     --------    --------    --------
Net (loss) / earnings                   $ (22,204)    $ 40,598    $ 24,048    $ 94,214
                                        =========     ========    ========    ========

(Loss) / earnings per share             ($   0.18)    $   0.32    $   0.19    $   0.75

Dividends declared per share            $    0.14     $   0.12    $   0.40    $   0.35

Average number of shares
   outstanding                            126,684      125,373     126,027     124,973

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     (in thousands)
                                                    Nine Months Ended
                                                  ----------------------
                                                   May 3,       Apr. 27,
                                                    1997          1996
                                                  --------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES         $ 62,677     $ 113,952

INVESTING ACTIVITIES:
  Investments and acquisitions                      (7,000)      (43,017)
  Capital expenditures                             (69,724)      (56,864)
  Disposals of fixed assets                            999         3,530
  Short-term investments                            (4,850)        3,990
  Benefits protection trust                         (1,109)       (2,596)
                                                  --------     ---------
NET CASH USED BY INVESTING ACTIVITIES              (81,684)      (94,957)

FINANCING ACTIVITIES:
  Net short-term borrowings                         15,341        24,218
  Long-term borrowings                               8,731           685
  Payments on long-term debt                        (9,637)       (8,495)
  Net proceeds from exercise of stock options       26,521        15,649
  Sale of treasury stock                             3,375            --
  Dividends paid                                   (44,430)      (38,102)
                                                  --------     ---------
NET CASH USED BY FINANCING ACTIVITIES                  (99)       (6,045)
                                                  --------     ---------
CASH FLOW FOR PERIOD                               (19,106)       12,950

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      44,118        40,923

EFFECT OF EXCHANGE RATE CHANGES ON CASH               (859)       (2,314)
                                                  --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 24,153     $  51,559
                                                  ========     =========
Supplemental disclosures:
   Interest paid (net of amount capitalized)      $  7,108     $   7,382
   Income taxes paid (net of refunds)               54,369        44,573

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              ----------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

   At the beginning of the quarter the Company completed its acquisition of Gelman Sciences. The Company accounted for the acquisition as pooling-of-interests and, as such, all financial information contained herein is presented on a merged basis.

   The financial information included herein is unaudited. However, such information reflects all material adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at May 3, 1997 and August 3, 1996, (ii) the results of its operations for the three months and nine months periods ended May 3, 1997 and April 27, 1996, and (iii) its cash flows for the nine months ended May 3, 1997 and April 27, 1996. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's and Gelman's Annual Reports and Forms 10-K for the fiscal year ended August 3, 1996 and July 31, 1996, respectively.




NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:

                                                     (in thousands)
                                                    May 3,     Aug. 3,
                                                     1997       1996
                                                  --------------------
         Raw materials and components             $ 80,752    $ 87,065
         Work-in-process                            28,287      22,159
         Finished goods                             92,162      96,291
                                                  --------------------
         Total inventory                          $201,201    $205,515
                                                  ====================





NOTE 3 - GELMAN MERGER AND OTHER CHARGES

    At the beginning of the quarter, the Company completed its merger with Gelman Sciences Inc. The combined companies incurred merger related expenses of $10,519. These expenses include amounts paid to investment advisors, attorneys, accountants, change in control payments to certain executive officers of Gelman and other incidental expenses related to the merger. Also, during the first quarter, Gelman paid $3,911 in connection with the termination of its proposed merger transaction with Memtec Ltd.

Upon consummation of the merger, the combined companies restructured their operations to streamline the manufacturing, sales and overhead functions . As a result, the combined companies recorded a pre-tax charge of $19,645 in the current quarter.

Along with the Gelman restructuring, the Company performed a comprehensive review of its existing business segments. In the Aeropower segment, the Company has decided to further consolidate its US production and operating facilities to maintain greater efficiency in manufacturing and overhead functions and to recognize inventory write-downs due to changes in demand. As a result, the Company recorded a pre-tax charge of $6,114 in the current quarter. In the Health Care and Fluid Processing segments, the review identified certain products that have been superseded by the introduction of new products. As the gross margins on the older products continue to decline, the Company decided to write-down these products. The review also identified certain manufacturing, sales and overhead personnel who were made redundant. The total pre-tax charge related to these items was $23,670 which the Company recorded in the current quarter. The Company also wrote-down machinery and equipment (including the impact of SFAS No.121) and recorded a pre-tax charge of $15,571 in the current quarter. Factors leading to the write-down were new product introductions, a decline in the gross margins of older products and inadequate cash-flows.

On April 19, 1995, a jury verdict for $7,000 was rendered against the Company. The Company appealed the judgment; however, on April 9, 1997, the judgment was affirmed. The Company estimates that its obligation under the judgment including insurance recoveries and legal costs will be approximately $6,500 and a pre-tax charge for this amount was recorded in the current quarter. On May 9, 1997, Gelman Sciences received a permit from the State of Michigan to clean up contaminated water. The permit requires that all processed water discharged meet the standards set by the State. Based on the permit obtained from the State of Michigan and upon review of environmental issues at its other facilities the Company decided to record a pre-tax charge of $10,000 in the current quarter.

At the end of the quarter approximately $32,000 of accruals related to special charges are reflected on the balance sheet. $20,000 relates to environmental and legal matters and the remainder represents provisions for severance and other obligations related to the one-time charges recorded in the current quarter.

A detailed summary of all the charges is given below -



                                  Gelman
                              Merger and        Other Charges
                           Restructuring    --------------------
                                 Charges    Aeropower      Other      Total
                           -------------    ---------     ------     ------
Merger related expenses           14,430          --         --      14,430    (a)
Asset write-offs                  11,662        2,625     15,571     29,858
Severance                          1,514          771      4,091      6,376    (b)
Environmental and Legal              --           --      16,500     16,500
Other                              3,015          242      3,560      6,817
                           -------------       ------     ------     ------
Sub-total                         30,621        3,638     39,722     73,981
Inventory write-downs              3,454        2,476     16,019     21,949    (c)
                           -------------       ------     ------     ------
Total pre-tax charges             34,075        6,114     55,741     95,930
                           -------------       ------     ------     ------

Cash                              18,003        1,013     22,688     41,704
Non-cash                          16,072        5,101     33,053     54,226
                           -------------       ------     ------     ------
Total                             34,075        6,114     55,741     95,930
                           -------------       ------     ------     ------

Total after pro forma
  tax effect                                                         62,385
                                                                     ------


            (a) Gelman paid $3,911 in connection with the termination of its proposed merger transaction with Memtec Ltd. This amount was charged in the first quarter of this year.

            (b) Approximately 250 employees were made redundant due to work-force reduction.

            (c)   The inventory write-downs are included in cost of sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I. Results of Operations

Sales for the quarter were $275,339, a decrease of 1/2% compared to $277,376 in the same quarter last year. Excluding the effects of exchange rates, sales in local currency increased by 3 1/2%. For the nine months, sales were $771,889 an increase of 1% compared to $762,701 in the same period last year. Excluding the effects of exchange rates, sales in local currency increased by 4 1/2%. A detailed summary of sales by market and geographies for the quarter and nine months is as follows:


SALES BY MARKET FOR THE THIRD QUARTER AND NINE MONTHS - FY97 VS FY96

                      THIRD QUARTER ENDED
                      --------------------               EXCHANGE     % GROWTH
                       MAY 3,     APR. 27,        %      RATE         IN LOCAL
                        1997       1996        CHANGE    EFFECTS      CURRENCY
------------------------------------------------------------------------------
Patient Protection    $ 65,452   $ 67,953     (3 1/2)    $ (2,756)        1/2
Other                   77,719     80,047     (3)          (3,534)      1 1/2
                      --------   --------                --------
Total Health Care      143,171    148,000     (3 1/2)      (6,290)      1

Microelectronics        24,446     29,147    (16)          (1,599)    (10 1/2)
Other                   43,357     39,702      9           (2,185)     14 1/2
                      --------   --------                --------
Total
  Fluid Processing      67,803     68,849     (1 1/2)      (3,784)      4

Aeropower               64,365     60,527      6 1/2       (2,144)     10
                      --------   --------                --------
TOTAL                 $275,339   $277,376      (1/2)     $(12,218)      3 1/2
                      --------   --------                --------

                        NINE MONTHS ENDED
                       -------------------              EXCHANGE     % GROWTH
                        MAY 3,    APR. 27,       %      RATE         IN LOCAL
                         1997       1996      CHANGE    EFFECTS      CURRENCY
-----------------------------------------------------------------------------
Patient Protection    $186,945    $188,943    (1)       $ (5,632)     2
Other                  220,016     220,256     --         (6,289)     3
                      --------    --------              --------
Total Health Care      406,961     409,199    (1/2)      (11,921)     2 1/2

Microelectronics        69,694      76,607    (9)         (3,880)    (4)
Other                  120,658     112,309     7 1/2      (4,290)    11 1/2
                      --------    --------              --------
Total
  Fluid Processing     190,352     188,916     1          (8,170)     5

Aeropower              174,576     164,586     6          (3,634)     8 1/2
                      --------    --------              --------
TOTAL                 $771,889    $762,701     1        $(23,725)     4 1/2
                      --------    --------              --------

SALES BY GEOGRAPHIES FOR THE THIRD QUARTER AND NINE MONTHS - FY97 VS FY96


                 THIRD QUARTER ENDED
                ---------------------                EXCHANGE     % GROWTH
                  MAY 3,     APR. 27,        %       RATE         IN LOCAL
                   1997        1996       CHANGE     EFFECTS      CURRENCY
--------------------------------------------------------------------------
Asia            $ 47,191     $ 48,307    (2 1/2)     $ (5,844)    10
Europe            95,071       99,651    (4 1/2)       (6,352)     2
Western
  Hemisphere     133,077      129,418     3               (22)     3
                --------     --------                --------
TOTAL           $275,339     $277,376    (1/2)       $(12,218)     3 1/2
                --------     --------                --------

                  NINE MONTHS ENDED
                 --------------------                EXCHANGE      % GROWTH
                 MAY 3,      APR. 27,       %        RATE          IN LOCAL
                  1997         1996      CHANGE      EFFECTS       CURRENCY
---------------------------------------------------------------------------
Asia            $141,841     $134,218     5 1/2      $(13,904)     16
Europe           271,508      279,343    (3)           (9,784)        1/2
Western
  Hemisphere     358,540      349,140     2 1/2           (37)      2 1/2
                --------     --------                --------
TOTAL           $771,889     $762,701     1          $(23,725)      4 1/2
                --------     --------                --------





For the quarter, Health Care sales increased by 1%. Blood Filter sales increased by 1%, net of a world-wide price reduction of approximately 2%. Within the Aeropower segment, Aerospace sales increased by 23%. Split further, Commercial Aerospace sales increased by 33% and Military Aerospace increased by 12%. Sales in the Industrial Hydraulics segment of Aeropower were flat.

By geography, sales to Europe in the quarter increased 2%. Germany was flat and sales in France increased 5 1/2%. Patient Protection sales decreased by 6%, most of which was attributable to price reductions. Aeropower sales in Europe increased 6 1/2%, while sales in the Fluid Processing segment decreased 3%. Sales in Asia increased 10%, led by the Health Care and Fluid Processing segments. The Fluid Processing segment grew 13%, despite an 11% decrease in the Microelectronics segment. Growth in the Western Hemisphere continued to be led by the Aeropower segment; sales in the Aerospace segment increased 24%. Fluid Processing sales increased 1%, despite a 17% reduction in the Microelectronics segment.

Cost of sales as a percentage of sales for the quarter (before the inventory write-downs) increased to 42 1/2% from 39 1/2%, much of which is attributable to strengthening of the US dollar against foreign currencies and product mix. For the nine months, cost of sales increased by nearly 2% for similar reasons. Quarter-on-quarter selling, general and administrative expenses as a percentage of sales showed improvement, in part due to the benefits of the Gelman restructuring, which was initiated during the quarter.

During the quarter, the Company recorded a one-time pre-tax charge of $92 million. $30 million related to the acquisition and restructuring expenses for the merger with Gelman Sciences, which was completed at the beginning of the quarter. Along with the Gelman restructuring, the Company performed a comprehensive review of its existing business segments which resulted in a pre-tax charge of $6 million for the Aeropower segment and $39 million for the Health Care and Fluid Processing segments. The charge in the Aeropower segment reflects the Company's decision to further consolidate its US production and operating facilities to maintain greater efficiency in manufacturing and overhead functions and to recognize inventory write-downs due to changes in demand. In the Health Care and Fluid Processing segments, the review identified certain products that have been superseded by the introduction of new products and certain manufacturing, sales and overhead personnel who were made redundant.

On April 19, 1995, a jury verdict for $7 million was rendered against the Company. The Company appealed the judgment; however, on April 9, 1997, the judgment was affirmed. The Company estimates that its obligation under the judgment, including insurance recoveries and legal costs, will be approximately $6.5 million and a pre-tax charge was recorded in the quarter.

On May 9, 1997, Gelman Sciences received a permit from the State of Michigan to clean up contaminated water. The permit requires that all processed water discharged meet the standards set by the State. Based on the permit obtained from the State of Michigan and upon review of environmental issues at its other facilities the Company decided to record a pre-tax charge of $10 million in the current quarter.

Of the total pre-tax charge of $92 million, approximately $38 million will result in cash expenditures. A detailed summary of all the charges is included in Note 3.

Pre-tax margins (before one-time charges), decreased approximately 1 1/2% for the quarter and nine months, mainly due to the reduction in gross margins. The tax rate for the quarter (before one-time charges) was 29%, compared to 28% in the same quarter last year. The tax rate for the nine months (before one-time charges) for both years was 30%. Loss per share for the quarter was 18 cents. Excluding the effect of one-time charges (47 cents per share after pro forma tax effect), earnings per share for the quarter would have been 29 cents compared to 32 cents in the same quarter last year. Earnings per share for the nine months was 19 cents. Excluding the effect of one-time charges (50 cents per share after pro forma tax effect), earnings per share for the nine months would have been 69 cents compared to 75 cents in the same period last year.

II. Liquidity and Capital Resources

The amount of borrowings, net of cash and short-term investments, at the end of the quarter was $114 million, representing an $18 million increase over the end of the fiscal year. Other current assets increased by $17 million, mainly as a result of tax refunds expected from the effect of one-time charges. Accrued liabilities and other non-current liabilities increased by $29 million, mainly as a result of one-time charge accruals for severance and environmental and legal provisions.

Capital expenditures for the nine months were $70 million and depreciation expense for the same period was $42 million. During the quarter, the Company acquired a 20% interest in Oiltools International Ltd ("Oiltools") for $5 million. Oiltools, which specializes in oilfield service, currently sells, distributes and provides certain manufacturing services for the Company's family of Stratapac sand control products for use in oil and gas wells.

On February 3, 1997, the Company completed its merger with Gelman Sciences Inc. Pursuant to the terms of the merger agreement, the Company issued 10,607,000 shares of its common stock to the holders of Gelman common stock. The Company accounted for the acquisition as pooling-of-interests. All financial information presented herein is presented on a merged basis.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

         See the Exhibit Index on page 15.

   (b) Reports on Form 8-K

         During the three-month period ending May 3, 1997, the following reports were filed on Form 8-K under

             Item 2.    Acquisition or Disposition of Assets  and
             Item 7.    Financial Statements and Exhibits

         1. The report bearing cover date of February 3, 1997 and filed February 14, 1997 concerning the Registrant's acquisition of Gelman Sciences Inc. ("Gelman"). Financial Statements of Gelman were not required in this Report. Pro forma financial information giving effect to the acquisition was previously reported in the Registrant's Registration Statement on Form S-3, Registration No. 333-18971.

             Item 5. Other Events

         2. The report bearing cover date and filed on March 19, 1997, filed pursuant to section 7.13 of the Agreement and Plan of Reorganization and Merger made on October 27, 1996, by and among the Registrant, Pall Acquisition Corporation and Gelman, containing unaudited condensed results of the combined operations of the Registrant and Gelman for the month ended March 1, 1997 and February 24, 1996 and for the seven months ended March 1, 1997 and February 24, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PALL CORPORATION


June 13, 1997                   /s/ Jeremy Hayward-Surry
------------------              ------------------------------------
  Date                          President, Treasurer and
                                  Chief Financial Officer




June 13, 1997                   /s/ Viraj Patel
------------------              ------------------------------------
  Date                          Chief Corporate
                                  Accountant

             Exhibit Index
             ------------------
Exhibit
Number       Description of Exhibit
--------     ----------------------

2 *          Agreement and Plan of Reorganization and Merger made on October
             27, 1996, by and among the Registrant, Pall Acquisition Corporation and Gelman Sciences Inc., filed as Exhibit A to The Proxy Statement
             - Prospectus constituting Part I of the Registrant's Registration Statement on Form S-4 (Registration No. 333-17417).

3 (i)* Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3 (i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3 (ii)* By-Laws of the Registrant as amended on November 21, 1995, filed as Exhibit 3 (ii) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995.

27           Financial Data Schedule (only filed electronically).













*  Incorporated herein by reference.