Form 10-K
period 1997-08-02
PALL CORP
filed 1997-10-24
CIK 75829

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 2, 1997

Commission File Number 1-4311

PALL CORPORATION
2200 Northern Boulevard, East Hills, N.Y.  11548
(516) 484-5400

Incorporated in New York State                    I.R.S. Employer Identification
                                                          Number 11-1541330

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Exchange
        Title of Class                                  on Which Registered
        --------------                                  -------------------
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

                                  Yes X  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,698,000,000, based on the closing price on October 7, 1997.

The number of common shares, $.10 par value outstanding of the registrant was 127,420,359 shares on October 7, 1997.

Total number of pages - 205                     Exhibit index located on page 19

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 1997 annual meeting of shareholders are incorporated by reference into Items 10, 11 and 12.

Portions of the Annual Report to Shareholders for the year ended August 2, 1997 are incorporated by reference into items 1, 5, 7 and 8.

PART I

ITEM 1.  BUSINESS.

(a) General development of business.

   Pall Corporation, incorporated in July 1946, and its subsidiaries (hereinafter collectively called "the Company" unless the context requires otherwise) is a leading supplier of fine filters mainly made by the Company using its proprietary filter media, and other fluid clarification and separations equipment for the removal of solid, liquid and gaseous contaminants from a wide variety of liquids and gases. On February 3, 1997 the Company acquired Gelman Sciences Inc. ("Gelman"). The acquisition was effected through the exchange of 1.3047 shares of Company common stock for each share of Gelman common stock. The Company issued 10,607,000 shares of its common stock for the acquisition. The transaction was accounted for as a pooling-of-interests and, accordingly, all financial data for periods presented have been restated.

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

   Reference is made to page 30 of the registrant's 1997 Annual Report to Shareholders.

(c) Narrative description of business.

   1) The Company sells its products in three principal markets. The products sold are mainly filters made with proprietary Pall filter media produced by chemical film casting, melt-blowing of polymer fibers, papermaking and metallurgical processes. Metal and plastic housings and a wide variety of appurtenant devices, are also made.

   (A)   Health Care Segment:

    The Health Care Segment includes the following markets: Laboratory, Diagnostic, Pharmaceutical, Food & Beverage and Patient Protection. For a description of these markets refer to pages 6, 7, 10 - 15 of the registrant's 1997 Annual Report which is incorporated herein by reference. Sales of Health Care products in fiscal 1997 were $555,378,000 or 52% of total sales. Sales in this market are made through the Company's own personnel and through distributors. Backlog information is omitted, as it is not considered meaningful to an understanding of this segment of the Company's business. The Company feels that safety, efficacy, ease of use, technical support, as well as price, are the principal competitive factors in this market, although economy of use is important. A principal list of competitors is included on page 7 of the 1997 Annual Report to Shareholders.

   (B)   Aeropower Segment:

   The Aeropower segment includes the following markets: Airborne, Military Land and Marine and Industrial and Mobile Fluid Power. For a description of these markets refer to pages 6, 7 and 16-17 of the registrant's 1997 Annual Report which is incorporated herein by reference. Sales in fiscal 1997 were $243,207,000 or 23% of total sales. Backlog at August 2, 1997 was $65,350,000.
The backlog at August 2, 1997 is equal to about three months of sales. The Company's sales to aerospace and military customers are made principally through its own personnel; sales to industrial customers are made through Company personnel and through distributors and manufacturers' representatives. The Company believes that product performance and quality, and service to the customer, as well as price, are the principal competitive factors in this market segment. A principal list of competitors is included on page 7 of the 1997 Annual Report to Shareholders.

   (C)   Fluid Processing Segment:

   The Fluid Processing Segment encompasses the following markets:
Microelectronics, Data Storage and Photographic Film, Oil/Gas, Chemical/Petrochemical and Power Generation. For a description of these markets refer to pages 6, 7, 10, 11 and 18-21 of the registrant's 1997 Annual Report which is incorporated herein by reference. Sales in this market in fiscal 1997 were $263,423,000 or 25% of total sales. The Company's products are sold to customers in these markets through its own personnel, and through distributors and manufacturers' representatives. Backlog information is omitted, as it is not considered material for an understanding of this segment of the Company's business. The Company believes that performance and quality of product and service, as well as price, are determinative in most sales. A principal list of competitors is included on page 7 of the 1997 Annual Report to Shareholders.

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


   2)    The following comments relate to the Company's business in general:

   (a) With limited exceptions, research activities conducted by the Company are company-sponsored. Such expenditures totaled $53,747,000 in 1997, $53,772,000 in 1996 and $50,640,000 in 1995.

   (b) There was no one customer to whom sales were made totaling 10% or more of consolidated sales in fiscal 1997, 1996 or 1995.

   (c) The Company is in substantial compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. To date there has not been a material effect upon the Company's capital expenditures or competitive position.

         In May 1997, the Company's newly acquired subsidiary, Gelman Sciences received a permit from the State of Michigan which requires that all processed water discharged meet the standards set by the State. Based on the permit obtained from the State and upon review of environmental issues at its other facilities, the Company decided to record a pre-tax charge of $10,000,000 in the third quarter. In the opinion of management, the Company is in substantial compliance with applicable environmental laws. Because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments will not cause the Company to incur material environmental liabilities or costs. For a further description of the environmental issues see Item 3, Legal Proceedings.

   (d)   At August 2, 1997, the Company employed approximately 8,500 persons.


(d) Financial information about foreign and domestic operations and export sales.

   Reference is made to page 31 of the registrant's 1997 Annual Report to Shareholders.

ITEM 2.  PROPERTIES.

Location                    Type                        Industry Segment          Size (square feet)
--------                    ----                        ----------------          ------------------
 OWNED:

Glen Cove, NY               Office & laboratory         Research Center                 65,000
East Hills, NY              Office, plant &             Executive Office &
                            warehouse                   All Segments                   326,000
Pt. Washington, NY          Office, laboratory          All                            215,000
                            & training center
Hauppauge, NY               Plant, office               Health Care & Fluid
                            & laboratory                Processing                      75,000
Cortland, NY                Plants, office              Health Care & Fluid
                                                        Processing                     338,000
Putnam, CT                  Plant                       All                             62,000
Pinellas Park, FL           Plant, office               Aeropower                      152,000
Ft. Myers, FL               Plant, warehouse            Aeropower                      114,000
New Port Richey, FL         Plant                       Aeropower                      160,000
Pensacola, FL               Plant                       Health Care & Fluid
                                                        Processing                      58,000
Covina, CA                  Plant, office &
                            laboratory                  Health Care                    176,000
Ann Arbor, MI               Plant & office              Health Care & Fluid
                                                        Processing                     180,000
Fajardo, Puerto Rico        Plants                      Health Care & Fluid
                                                        Processing                     259,000
Portsmouth, U.K.            Plant, office, warehouse    All                            331,000
Ilfracombe, U.K.            Plant & office              Health Care & Fluid
                                                        Processing                     112,000
Redruth, U.K.               Plant, warehouse            Aeropower                      111,000
Newquay, U.K      .         Plant & office              Health Care & Fluid
                                                        Processing                     106,000
Tipperary, Ireland          Plant                       Health Care                    178,000
Frankfurt, Germany          Office & warehouse          All                             72,000
Paris, France               Office & warehouse          All                             65,000
Limay, France               Warehouse                   All                             23,000
Tsukuba, Japan              Plant, laboratory &
                            warehouse                   All                            109,000

LEASED:
New Iberia, LA              Plant                       Fluid Processing                60,000
Northborough, MA            Plant & office              Health Care                     38,000
Ann Arbor, MI               Plant & office              Health Care                     32,000
Exton, PA                   Office                      Fluid Processing                13,000
Pleasanton, CA              Plant & office              Health Care                     24,000
Toronto, Canada             Office & warehouse          Health Care & Fluid
                                                        Processing                      12,000
Frankfurt, Germany          Office & warehouse          All                             46,000
Milan, Italy                Office & warehouses         All                             62,000
Vienna, Austria             Office & warehouse          All                             13,000
Basel, Switzerland          Office & warehouse          All                             13,000
Madrid, Spain               Office & warehouse          All                             28,000
Warsaw, Poland              Office                      All                              4,000
Tokyo, Japan                Offices                     All                             33,000
Singapore                   Office & warehouse          All                             17,000
Seoul, South Korea          Office                      All                              7,000
Beijing, China              Office & warehouse          All                              9,000
Melbourne, Sydney           Office & warehouse
& Brisbane,  Australia                                  All                             24,000
Hong Kong                   Office                      All                              2,000

In the opinion of management, these premises are suitable and adequate to meet the Company's requirements.

ITEM 3. LEGAL PROCEEDINGS.

   In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan ("Court") by the State of Michigan ("State") against Gelman Sciences Inc. ("Gelman") (a subsidiary acquired by the Company in February 1997) requesting reimbursement of costs the State had expended in investigating contamination near Gelman's Ann Arbor facility, which the State alleged was caused by Gelman's disposal of waste water from its manufacturing process. Pursuant to a consent judgement entered into by Gelman and the State in October 1992 and amended in September 1996, which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In July 1997 and in October 1997 the State notified Gelman that it believes that Gelman is not in full compliance with the consent judgement and that Gelman is potentially liable for stipulated penalties of more than $100,000, which penalties may continue to accrue. Gelman disputes these assertions and will vigorously contest them.

Reference is also made to Commitments and Contingencies on page 39 of the registrant's 1997 Annual Report to Shareholders incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal year 1997.


                  PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   STOCKHOLDER MATTERS.

   Reference is made to page 40 of the registrant's 1997 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per share data)

                                                        For the Years Ended

                                  Aug. 2,      Aug. 3,       July 29,      July 30,      July 31,
                                  1997(a)      1996(b)       1995(c)        1994(d)       1993(e)
                                ------------------------------------------------------------------
Results of operations:
    Net sales                   $1,062,008    $1,072,433    $  926,326    $  795,811    $  773,431
    Net earnings                    67,318       142,834       125,058       103,859        81,014
    Earnings per share                0.53          1.14          1.00          0.84          0.66
    Cash dividends per share          0.54          0.47          0.41          0.36          0.31

Financial position:
   Total assets                  1,265,624     1,291,186     1,156,703     1,031,266       965,768
   Long-term debt                   62,126        54,416        74,307        75,917        47,030

(a) Fiscal 1997 includes a pre-tax charge of $95,930 related to the Gelman merger, restructuring and other charges.

(b) Fiscal 1996 includes a pre-tax charge of $2,800 related to Gelman's environmental remediation costs.

(c) Fiscal 1995 includes a charge of $780 after income taxes ($1,200 pre-tax) reflecting the initial effect of the adoption of Financial Standards Board Statement No. 112 (Employers' Accounting for Postemployment Benefits).

(d) Fiscal 1994 includes a pre-tax charge of $3,696 due principally to the restructuring of the German operations and to the write-off of a bad debt in the Aerospace operations.

(e) Fiscal 1993 includes a pre-tax charge of $26,710 representing the cost of downsizing and further integrating the military portion of the Aeropower business with the Industrial Fluid Power business, and also writing off certain excess corporate leasehold improvements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


   Reference is made to pages 23-25 of the registrant's 1997 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Reference is made to pages 26-29 and 32-40 of the registrant's 1997 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

   None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of directors:

    Reference is made to "Election of Directors" on page 3 of the registrant's Proxy Statement for the 1997 annual meeting of shareholders, previously filed.

    None of the persons listed in the section of the Proxy Statement referred to in the preceding paragraph has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S-K during the past five years.

(b) Identification of executive officers:


                                                                                              Year in which
                                                                                              Service as
                                  Age at                                                      Officer of
                                  Oct. 15                                                     Pall Corp.
Name                               1997              Position Held                            Began
----                               ----              -------------                            -----
Eric Krasnoff*                      45                Chairman and Chief
                                                        Executive Officer                         1986
Jeremy Hayward-Surry*               54                President and Treasurer -
                                                        Chief Financial Officer                   1989
Derek T.D. Williams                 65                Executive Vice President
                                                        and Chief Operating Officer               1985
Peter S. Cope                       43                Group Vice President                        1994
Clifton Hutchings                   59                Group Vice President                        1993
Donald B. Stevens                   52                Group Vice President                        1994
Gerhard Weich                       61                Group Vice President                        1993
Arnold Weiner                       60                Group Vice President                        1986
Samuel T. Wortham                   50                Group Vice President                        1990
Kim A. Davis                        46                Senior Vice President                       1997
Paul Kohn                           51                Senior Vice President                       1996
Akio Satake                         60                Senior Vice President                       1995
Robert Simkins                      53                Senior Vice President                       1994


* Member of the Executive Committee of the Board of Directors.

None of the persons listed above is related.

Messrs. Krasnoff, Hayward-Surry and Williams are directors of Pall Corporation.

For more than the past five years, the principal occupation of each person listed above has been in the employ of the registrant with the exception of Mr. Davis. Before joining the Company in February 1997, Mr. Davis served as President and Chief Operating Officer of Gelman Sciences Inc., Ann Arbor, Michigan since 1993 and as a director since 1995. From 1991 until 1993, Mr. Davis was Chief Operating Officer of Promega Corporation, a Wisconsin based biotechnology company.

Executive officers are elected by the Board of Directors annually, to serve until the next annual organizational meeting of the Board.

None of the above persons has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S-K, during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION.

   Reference is made to "Compensation and Other Benefits of Senior Management" on page 6 of the registrant's Proxy Statement for the 1997 annual meeting of shareholders, previously filed.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Reference is made to "Beneficial Ownership of Common Stock" on page 17 of the registrant's Proxy Statement for the 1997 annual meeting of shareholders, previously filed.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.


    Disclosure of information relating to delinquent filers required by Item 405 of Regulation S-K is set forth on the last page of the registrant's Proxy Statement for the 1997 annual meeting of shareholders, previously filed, and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a. Certain documents filed as part of the Form 10-K:

    (l) The following documents are incorporated by reference to the indicated pages of the 1997 Annual Report to Shareholders, filed as Exhibit 13 hereto.


                  Item

         Consolidated Statements of Earnings - years
            ended  August 2, 1997, August 3, 1996 and July 29, 1995               26
         Independent Auditors' Report                                             26
         Consolidated Balance Sheets - as at  August 2, 1997,
            and August 3, 1996                                                    27
         Consolidated Statements of Stockholders' Equity -
            years ended  August 2, 1997, August 3, 1996 and July 29, 1995         28
         Consolidated Statements of Cash Flows - years ended
             August 2, 1997, August 3, 1996 and July 29, 1995                     29
         Notes to Consolidated Financial Statements                               32-39

    (2)  The following schedules are filed herewith:


                           Name of Schedule

                    II      Valuation and qualifying accounts                     16

                            Independent auditors' report on schedules             17

        Schedules not listed above have been omitted either because they are not applicable or the required information is shown in the financial statements or in the notes thereto.

    (3) Exhibits filed herewith:                                              12



                                                                                      Page
Exhibit                                                                               of 1997
Number            Description of Exhibit                                              Form 10-K
2*          Agreement and Plan of Reorganization and Merger made on October 27,
            1996, by and among the Registrant, Pall Acquisition Corporation and
            Gelman Sciences Inc., filed as Exhibit A to The Proxy Statement
            Prospectus constituting Part I of the Registrant's Registration
            Statement on Form S-4 (Registration No. 333-17417).

3(i)* Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended July 30, 1994
            (the "1994 10-K").

3(ii)*      By-Laws of the Registrant as amended on November 21, 1995 filed as
            Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995.

4 Note: The exhibits filed herewith do not include the instruments with respect to long-term debt of the Registrant and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The
            Registrant agrees, pursuant to Item 601(b) (4) (iii) of Regulation
            S-K, that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1*(a)    Agreement made as of July 31, 1992 with David B. Pall, filed as
            Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 1, 1992 (the "1992 10-K").

10.2*(a)    Agreement made as of March 17, 1995 with David B. Pall, filed as
            Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1995 (the "1995 10-K").

10.3(a)     Amended And Restated Employment Agreement dated October 6, 1997 with
            Eric Krasnoff.                                                            23-45

10.4(a)     Letter agreement dated July 17, 1997 with Eric Krasnoff.                  46-47

10.5(a)     Amended And Restated Employment Agreement dated October 6, 1997 with
            Jeremy Hayward-Surry.                                                     48-69

10.6*(a)    Service Agreement dated November 28, 1995 with Derek Thomas Donald
            Williams, filed as Exhibit 10.7 to the 1996 10-K.

10.7*(a)    Service Agreement dated November 28, 1995 with Clifton Stanley
            Hutchings, filed as Exhibit 10.9 to the 1996 10-K


* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                                      Page
Exhibit                                                                               of 1997
Number            Description of Exhibit                                              Form 10-K
10.8*(a)    Service Agreement dated November 28, 1995 with Gerhard Friedrich
            Weich, filed as Exhibit 10.10 to the 1996 10-K.

10.9*(a) Employment Agreement dated February 1, 1992 with Arnold Weiner, filed as Exhibit 10.32 to the 1992 10-K.

10.10*(a)   Amendment dated July 19, 1993 to Employment Agreement dated February
            1, 1992 with Arnold Weiner, filed as Exhibit 10.14 to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended
            July 31, 1993 (the "1993 10-K").

10.11*(a)   Second Amendment dated August 1, 1995 to Employment Agreement dated
            February 1, 1992 with Arnold Weiner, filed as Exhibit 10.13 to the
            1996 10-K.

10.12(a)    Third Amendment dated October 6, 1997 to Employment Agreement dated
            February 1, 1992 with Arnold Weiner.                                      70

10.13*(a)   Employment Agreement dated February 1, 1992 with Samuel Wortham, filed as Exhibit 10.15 to the 1992 10-K.

10.14*(a)   Amendment dated July 19, 1993 to Employment Agreement dated February
            1, 1992 with Samuel Wortham, filed as Exhibit 10.4 to the 1993 10-K.

10.15*(a)   Second Amendment dated August 1, 1995 to Employment Agreement dated
            February 1, 1992 with Samuel Wortham, filed as Exhibit 10.16 to the
            1996 10-K.

10.16*(a)   Employment Agreement dated August 1, 1994 with Peter Cope, filed as
            Exhibit 10.13 to the 1994 10-K.

10.17*(a)   Amendment dated August 1, 1995 to Employment Agreement dated August
            1, 1994 with Peter Cope, filed as Exhibit 10.18 to the 1996 10-K.

10.18*(a)   Employment Agreement dated August 1, 1994 with Robert Simkins, filed as Exhibit 10.14 to the 1994 10-K.

10.19*(a)   Amendment dated August 1, 1995 to Employment Agreement dated August
            1, 1994 with Robert Simkins, filed as Exhibit 10.20 to the 1996
            10-K.

10.20*(a)   Employment Agreement dated September 26, 1994 with Donald B.
            Stevens, filed as Exhibit 10.17 to the 1994 10-K.

10.21*(a)   Amendment dated August 1, 1995 to Employment Agreement dated
            September 26, 1994 with Donald B. Stevens, filed as Exhibit 10.24 to the 1996 10-K.

10.22*(a)   Employment Agreement dated August 5, 1996 with Paul Kohn, filed as
            Exhibit 10.25 to the 1996 10-K.


* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                                      Page
Exhibit                                                                               of 1997
Number            Description of Exhibit                                              Form 10-K
10.23*(a)   Employment Agreement dated October 27, 1996 among the Registrant,
            Gelman Sciences Inc. and Kim A. Davis, filed as Exhibit 10 to the
            Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 1, 1997.

10.24*(a)   Pall Corporation Supplementary Profit Sharing Plan as amended and restated February 15, 1995, filed as Exhibit 10.26 to the 1996 10-K.

10.25(a)    Pall Corporation Supplementary Pension Plan (As Amended Effective
            October 6, 1997).                                                         71-99


10.26(a)    Pall Corporation Profit Sharing Plan, as amended and restated as of
            January 1, 1997.                                                          100-157

10.27*(a)   Pall Corporation 1993 Stock Option Plan, filed as Exhibit 10.22 to the 1993 10-K.

10.28*(a)   Pall Corporation 1991 Stock Option Plan, filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 3, 1991 (the "1991 10-K").

10.29*(a)   Pall Corporation 1988 Stock Option Plan, as amended through October
            8, 1991, filed as Exhibit 10.32 to the 1991 10-K.

10.30*(a)   Pall Corporation Stock Option Plan for Non-Employee Directors filed as Exhibit 10.26 to the Registrant's Form 10-Q for the quarterly period ended October 28, 1995.

10.31*(a)   Pall Corporation 1995 Employee Stock Option Plan filed as Exhibit
            10.27 to the Registrant's Form 10-Q for the quarterly period ended
            October 28, 1995.

10.32*(a)   Principal Rules of the Pall Supplementary Pension Scheme, filed as
            Exhibit 10.25 to the 1995 10-K.

10.33*(a)   Pall Deutschland GMBH, Dreieich, Concept Of An Additional Pension
            Plan For Senior Executives, filed as Exhibit 10.35 to the 1996 10-K.


* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                                      Page
Exhibit                                                                               of 1997
Number            Description of Exhibit                                              Form 10-K
13          Annual Report to Shareholders for the year ended August 2, 1997           158-203

21          Subsidiaries of Pall Corporation.                                         204

23          Consent of Independent Auditors.                                          205

27          Financial Data Schedule (only filed electronically).


b. Reports on Form 8-K:

   The registrant filed no reports on Form 8-K during the three months ended August 2, 1997.

                        PALL CORPORATION AND SUBSIDIARIES            SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                       YEARS ENDED AUGUST 2, 1997, AUGUST
                            3, 1996 AND JULY 29, 1995



                                 Balance at       Charged to       Write-off of     Balance
                                 Beginning        Costs and        Uncollectible    at End
   Description                   of Year          Expenses         Accounts         of Year
   -----------                   -------          --------         --------         -------
Year ended August 2, 1997:
   Allowance for doubtful
   accounts                      $5,998,000       $1,417,000       $  813,000       $6,602,000


Year ended August 3, 1996:
   Allowance for doubtful
   accounts                      $6,318,000       $1,851,000       $2,171,000       $5,998,000


Year ended July 29, 1995:
   Allowance for doubtful
   accounts                      $5,566,000       $1,549,000       $  797,000       $6,318,000

                      [KPMG Peat Marwick LLP Letterhead]





                   Independent Auditors' Report on Schedule
                   ----------------------------------------



The Board of Directors
Pall Corporation:


Under date of September 2, 1997, we reported on the consolidated balance sheets of Pall Corporation and subsidiaries as of August 2, 1997 and August 3, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended August 2, 1997, as contained in the Company's fiscal 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's annual report on Form 10-K for fiscal year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in the Accounting Policies note to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 112. "Employers' Accounting for Postemployment Benefits" in fiscal year 1995.



                                                  /s/ KPMG PEAT MARWICK  LLP
                                                  --------------------------
                                                    KPMG PEAT MARWICK LLP



Jericho, New York
September 2, 1997

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    /s/ Jeremy Hayward-Surry
                                    -----------------------------------------
                                    PALL CORPORATION
October 24, 1997                    By: Jeremy Hayward-Surry
                                        President and Treasurer -
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eric Krasnoff                   Chairman of the Board and                   October 24, 1997
-------------------------------     Chief Executive Officer
Eric Krasnoff


/s/ Jeremy Hayward-Surry            President and Treasurer - Chief             October 24, 1997
-------------------------------     Financial Officer and Director
Jeremy Hayward-Surry


/s/ Viraj J. Patel                  Chief Accountant (Chief                     October 24, 1997
-------------------------------     Accounting Officer)
Viraj J. Patel


/s/ Abraham Appel                   Director                                    October 24, 1997
-------------------------------
Abraham Appel


/s/ Ulric S. Haynes, Jr.            Director                                    October 24, 1997
-------------------------------
Ulric S. Haynes, Jr.


/s/ Edwin W. Martin                 Director                                    October 24, 1997
-------------------------------
Edwin W. Martin


/s/ David B. Pall                   Director                                    October 24, 1997
-------------------------------
David B. Pall


/s/ Katharine Plourde               Director                                    October 24, 1997
-------------------------------
Katharine L. Plourde


/s/ Chesterfield F. Seibert         Director                                    October 24, 1997
-------------------------------
Chesterfield F. Seibert


/s/ Heywood Shelley                 Director                                    October 24, 1997
-------------------------------
Heywood Shelley


/s/ Alan B. Slifka                  Director                                    October 24, 1997
-------------------------------
Alan B. Slifka


/s/ James D. Watson                 Director                                    October 24, 1997
-------------------------------
James D. Watson


/s/ Derek T.D. Williams             Director                                    October 24, 1997
-------------------------------
Derek T.D. Williams

                                  EXHIBIT INDEX

                                                                                      Page
Exhibit                                                                               of 1997
Number            Description of Exhibit                                              Form 10-K
2*          Agreement and Plan of Reorganization and Merger made on October 27,
            1996, by and among the Registrant, Pall Acquisition Corporation and
            Gelman Sciences Inc., filed as Exhibit A to The Proxy Statement-
            Prospectus constituting Part I of the Registrant's Registration
            Statement on Form S-4 (Registration No. 333-17417).

3(i)* Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended July 30, 1994
            (the "1994 10-K").

3(ii)*      By-Laws of the Registrant as amended on November 21, 1995 filed as
            Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995.

4 Note: The exhibits filed herewith do not include the instruments with respect to long-term debt of the Registrant and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The
            Registrant agrees, pursuant to Item 601(b) (4) (iii) of Regulation
            S-K, that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1*(a)    Agreement made as of July 31, 1992 with David B. Pall, filed as
            Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 1, 1992 (the "1992 10-K").

10.2*(a)    Agreement made as of March 17, 1995 with David B. Pall, filed as
            Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1995 (the "1995 10-K").

10.3(a)     Amended And Restated Employment Agreement dated October 6, 1997 with
            Eric Krasnoff.                                                            23-45

10.4(a)     Letter agreement dated July 17, 1997 with Eric Krasnoff.                  46-47

10.5(a)     Amended And Restated Employment Agreement dated October 6, 1997 with
            Jeremy Hayward-Surry.                                                     48-69

10.6*(a)    Service Agreement dated November 28, 1995 with Derek Thomas Donald
            Williams, filed as Exhibit 10.7 to the 1996 10-K.

10.7*(a)    Service Agreement dated November 28, 1995 with Clifton Stanley
            Hutchings, filed as Exhibit 10.9 to the 1996 10-K


* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                                      Page
Exhibit                                                                               of 1997
Number            Description of Exhibit                                              Form 10-K
10.8*(a)    Service Agreement dated November 28, 1995 with Gerhard Friedrich
            Weich, filed as Exhibit 10.10 to the 1996 10-K.

10.9*(a) Employment Agreement dated February 1, 1992 with Arnold Weiner, filed as Exhibit 10.32 to the 1992 10-K.

10.10*(a)   Amendment dated July 19, 1993 to Employment Agreement dated February
            1, 1992 with Arnold Weiner, filed as Exhibit 10.14 to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended
            July 31, 1993 (the "1993 10-K").

10.11*(a)   Second Amendment dated August 1, 1995 to Employment Agreement dated
            February 1, 1992 with Arnold Weiner, filed as Exhibit 10.13 to the
            1996 10-K.

10.12(a)    Third Amendment dated October 6, 1997 to Employment Agreement dated
            February 1, 1992 with Arnold Weiner.                                          70

10.13*(a)   Employment Agreement dated February 1, 1992 with Samuel Wortham, filed as Exhibit 10.15 to the 1992 10-K.

10.14*(a)   Amendment dated July 19, 1993 to Employment Agreement dated February
            1, 1992 with Samuel Wortham, filed as Exhibit 10.4 to the 1993 10-K.

10.15*(a)   Second Amendment dated August 1, 1995 to Employment Agreement dated
            February 1, 1992 with Samuel Wortham, filed as Exhibit 10.16 to the
            1996 10-K.

10.16*(a)   Employment Agreement dated August 1, 1994 with Peter Cope, filed as
            Exhibit 10.13 to the 1994 10-K.

10.17*(a)   Amendment dated August 1, 1995 to Employment Agreement dated August
            1, 1994 with Peter Cope, filed as Exhibit 10.18 to the 1996 10-K.

10.18*(a)   Employment Agreement dated August 1, 1994 with Robert Simkins, filed as Exhibit 10.14 to the 1994 10-K.

10.19*(a)   Amendment dated August 1, 1995 to Employment Agreement dated August
            1, 1994 with Robert Simkins, filed as Exhibit 10.20 to the 1996
            10-K.

10.20*(a)   Employment Agreement dated September 26, 1994 with Donald B.
            Stevens, filed as Exhibit 10.17 to the 1994 10-K.

10.21*(a)   Amendment dated August 1, 1995 to Employment Agreement dated
            September 26, 1994 with Donald B. Stevens, filed as Exhibit 10.24 to the 1996 10-K.

10.22*(a)   Employment Agreement dated August 5, 1996 with Paul Kohn, filed as
            Exhibit 10.25 to the 1996 10-K.


* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                                      Page
Exhibit                                                                               of 1997
Number            Description of Exhibit                                              Form 10-K
10.23*(a)   Employment Agreement dated October 27, 1996 among the Registrant,
            Gelman Sciences Inc. and Kim A. Davis, filed as Exhibit 10 to the
            Registrant's Quarterly Report on Form 10-Q for the quarterly period ended February 1, 1997.

10.24*(a)   Pall Corporation Supplementary Profit Sharing Plan as amended and restated February 15, 1995, filed as Exhibit 10.26 to the 1996 10-K.

10.25(a)    Pall Corporation Supplementary Pension Plan (As Amended Effective
            October 6, 1997).                                                         71-99


10.26(a)    Pall Corporation Profit Sharing Plan, as amended and restated as of
            January 1, 1997.                                                          100-157

10.27*(a)   Pall Corporation 1993 Stock Option Plan, filed as Exhibit 10.22 to the 1993 10-K.

10.28*(a)   Pall Corporation 1991 Stock Option Plan, filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 3, 1991 (the "1991 10-K").

10.29*(a)   Pall Corporation 1988 Stock Option Plan, as amended through October
            8, 1991, filed as Exhibit 10.32 to the 1991 10-K.

10.30*(a)   Pall Corporation Stock Option Plan for Non-Employee Directors filed as Exhibit 10.26 to the Registrant's Form 10-Q for the quarterly period ended October 28, 1995.

10.31*(a)   Pall Corporation 1995 Employee Stock Option Plan filed as Exhibit
            10.27 to the Registrant's Form 10-Q for the quarterly period ended
            October 28, 1995.

10.32*(a)   Principal Rules of the Pall Supplementary Pension Scheme, filed as
            Exhibit 10.25 to the 1995 10-K.

10.33*(a)   Pall Deutschland GMBH, Dreieich, Concept Of An Additional Pension
            Plan For Senior Executives, filed as Exhibit 10.35 to the 1996 10-K.


* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                                      Page
Exhibit                                                                               of 1997
Number            Description of Exhibit                                              Form 10-K
13          Annual Report to Shareholders for the year ended August 2, 1997           158-203

21          Subsidiaries of Pall Corporation.                                         204

23          Consent of Independent Auditors.                                          205

27          Financial Data Schedule (only filed electronically).