Form 10-Q
period 1997-11-01
PALL CORP
filed 1997-12-12
CIK 75829

                                                                             -1-
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 1, 1997

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

                                                     Yes /X/  No / /

At December 8, 1997, 124,766,593 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------
COVER SHEET                                                                           1

INDEX TO FORM 10-Q                                                                    2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

                 Condensed consolidated balance sheets - November 1, 1997
                    and August 2, 1997                                                3

                 Condensed consolidated statements of earnings -
                    three months ended November 1, 1997 and November 2, 1996          4

                 Condensed consolidated statements of cash flows -
                    three months ended November 1, 1997 and November 2, 1996          5

                 Notes to condensed consolidated financial statements                 6

   Item 2. Management's discussion and analysis of financial condition and
                    results of operations                                             7


PART II. OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K                                          10


SIGNATURES                                                                           10

EXHIBIT INDEX                                                                        11

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                        (in thousands)
                                                                               November 1,           August 2,
                 ASSETS                                                            1997                1997
Current Assets:                                                                -----------          -----------
   Cash and cash equivalents                                                   $    31,433          $    17,972
   Short-term investments                                                           50,400               37,500
   Accounts receivable, net of allowances
     for doubtful accounts of $7,449
     and $6,602, respectively                                                      248,522              266,604
   Inventories - Note 2                                                            203,579              198,080
   Taxes receivable                                                                 42,551               40,262
   Deferred income taxes                                                            19,500               20,971
   Other                                                                            29,428               25,215
                                                                               -----------          -----------
                 Total Current Assets                                              625,413              606,604
Property, plant and equipment, net of
   accumulated depreciation of $362,457
   and $345,493, respectively                                                      511,650              504,046
Other assets                                                                       162,708              154,974
                                                                               -----------          -----------
                 Total Assets                                                  $ 1,299,771          $ 1,265,624
                                                                               ===========          ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                                                      $   102,646          $   123,974
   Accounts payable                                                                 55,308               53,200
   Accrued liabilities:
     Salaries and commissions                                                       34,676               34,239
     Other                                                                          69,424               57,319
                                                                               -----------          -----------
                                                                                   104,100               91,558
   Income taxes                                                                     24,427               27,620
   Current portion of long-term debt                                                12,588                4,677
   Dividends payable                                                                17,801                   --
                                                                               -----------          -----------
                 Total Current Liabilities                                         316,870              301,029
Long-term debt, less current portion                                               109,598               62,126
Deferred income taxes                                                               29,103               27,678
Other non-current liabilities                                                       49,898               49,958
                                                                               -----------          -----------
                 Total Liabilities                                                 505,469              440,791
                                                                               -----------          -----------
Stockholders' Equity:
   Common stock, $.10 par value                                                     12,796               12,796
   Capital in excess of par value                                                   92,893               92,893
   Retained earnings                                                               750,321              749,923
   Treasury stock, at cost                                                         (50,583)             (12,837)
   Foreign currency translation                                                      1,841               (4,722)
   Minimum pension liability                                                        (4,361)              (4,348)
   Stock option loans                                                               (8,382)              (8,820)
   Cumulative unrealized investment losses                                            (223)                 (52)
                                                                               -----------          -----------
                 Total Stockholders' Equity                                        794,302              824,833
                                                                               -----------          -----------
                 Total Liabilities and
                    Stockholders' Equity                                       $ 1,299,771          $ 1,265,624
                                                                               ===========          ===========


     See accompanying Notes to Condensed Consolidated Financial Statements

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                          (in thousands,
                                       except per share data)

                                        Three Months Ended
                                     -------------------------
                                      Nov. 1,          Nov. 2,
                                       1997             1996
                                     --------         --------
Net sales                            $237,351         $235,791

Costs and expenses:
   Cost of sales                      105,611           98,248
   Selling, general and
     administrative expenses           90,987           93,950
   Research and development            14,190           13,138
   Merger related expenses                 --            3,911
   Interest expense, net                  988              656
                                     --------         --------
Total costs and expenses              211,776          209,903

Earnings before income taxes           25,575           25,888
Provisions for income taxes             7,161            8,604
                                     --------         --------
Net earnings                         $ 18,414         $ 17,284
                                     ========         ========
Earnings per share                   $   0.15         $   0.14

Dividends declared per share         $ 0.1400         $ 0.1225

Average number of shares
   outstanding                        126,956          125,437


     See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             (in thousands)
                                                           Three Months Ended
                                                       --------------------------
                                                        Nov. 1,           Nov. 2,
                                                         1997              1996
                                                       --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES              $ 57,159          $ 29,466

INVESTING ACTIVITIES:
  Investments and licenses                               (6,171)               --
  Capital expenditures                                  (20,276)          (23,534)
  Disposals of fixed assets                                 214               528
  Short-term investments                                (12,900)           (3,450)
                                                       --------          --------
NET CASH USED BY INVESTING ACTIVITIES                   (39,133)          (26,456)

FINANCING ACTIVITIES:
  Net short-term borrowings                             (24,808)          (17,906)
  Long-term borrowings                                   59,044             2,728
  Payments on long-term debt                             (1,400)           (1,288)
  Net proceeds from exercise of stock options             1,494             4,265
  Purchase of treasury stock                            (39,017)               --
  Dividends paid                                             --           (14,133)
                                                       --------          --------
NET CASH  USED BY FINANCING ACTIVITIES                   (4,687)          (26,334)
                                                       --------          --------
CASH FLOW FOR PERIOD                                     13,339           (23,324)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           17,972            44,118

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     122              (133)
                                                       --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 31,433          $ 20,661
                                                       ========          ========

Supplemental disclosures:
   Interest paid (net of amount capitalized)           $  1,851          $  2,248
   Income taxes paid (net of refunds)                    11,024            22,281


     See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

   The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at November 1, 1997 and August 2, 1997, (ii) the results of its operations for the three months ended November 1, 1997 and November 2, 1996, and (iii) its cash flows for the three months ended November 1, 1997 and November 2, 1996. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report and Form 10-K for the fiscal year ended August 2, 1997.


NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:            (in thousands)
                                                          Nov. 1,         Aug. 2,
                                                           1997             1997
                                                       -------------------------
            Raw materials and components               $ 80,402         $ 79,545
            Work-in-process                              26,882           22,065
            Finished goods                               96,295           96,470
                                                       -------------------------
            Total inventory                            $203,579         $198,080
                                                       =========================


NOTE 3 - LONG-TERM DEBT

     On October 27, 1997, the Company entered into a long-term debt agreement to borrow $40 million at 6.31%. Payments are due in installments through the year 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I. Results of Operations

Sales for the quarter were $237.4 million, an increase of 1/2%, compared to $235.8 million last year. Excluding the adverse effects of exchange rates of $11.1 million, sales would have increased by 5 1/2%. A detailed summary of sales by market and geographic region is given below.


Sales by Market

                                 FIRST QUARTER ENDED
                              -------------------------                        EXCHANGE         % CHANGE
                               NOV. 1,          NOV. 2,          %               RATE           IN LOCAL
                                1997             1996          CHANGE         DIFFERENCE        CURRENCY
---------------------------------------------------------------------------------------------------------
Patient Protection           $ 54,544         $ 58,248         (6 1/2)         $ (2,561)        (2)
Other                          67,081           68,701         (2 1/2)           (3,386)         2 1/2
                             --------         --------                         --------
Total Health Care             121,625          126,949         (4)               (5,947)         1/2

Microelectronics               22,251           22,439         (1)               (1,436)         5 1/2
Other                          37,326           36,155          3                (1,474)         7 1/2
                             --------         --------                         --------
Total
    Fluid Processing           59,577           58,594          1 1/2             (2,910)         6 1/2

Aeropower                      56,149           50,248         11 1/2            (2,235)         16
                             --------         --------

TOTAL                        $237,351         $235,791            1/2          $(11,092)         5 1/2
                             --------         --------                         --------


Sales by Geographic Region

                                 FIRST QUARTER ENDED
                              ------------------------                         EXCHANGE         % CHANGE
                               NOV. 1,          NOV. 2,          %               RATE           IN LOCAL
                                1997             1996          CHANGE         DIFFERENCE        CURRENCY
--------------------------------------------------------------------------------------------------------
Asia                          $ 45,121         $ 46,410         (3)            $ (3,723)         5
Europe                          80,327           83,457         (4)              (7,307)         5
Western
    Hemisphere                 111,903          105,924          5 1/2              (62)         5 1/2
                              --------         --------                        --------
TOTAL                         $237,351         $235,791            1/2         $(11,092)         5 1/2
                              --------         --------                        --------

The Aeropower market had the best performance for the quarter. Sales in this market increased 16% in local currency led by a sales increase of 37% in the Aerospace segment. This growth, which was mostly in the Western Hemishpere, came from both Military and Commercial segments which grew 42% and 34%, respectively. Sales in the Health Care market were flat with the Patient Protection segment decreasing 2%; blood filter sales in this segment decreased by 2%, whereas, the rest of the Health Care market increased by 2 1/2% led by a 21% increase in the Food & Beverage segment.

On a geographic basis, sales in each region grew between 5% and 5 1/2% in local currency.

Quarter-on-quarter, cost of sales as a percentage of sales increased by nearly 3% over last year, mainly due to the effects of exchange rates and product mix. This was partially offset by a reduction in selling, general and administrative expenses (SG&A), which decreased 1 1/2%; the reduction in SG&A is in line with expectations and reflects the savings as a result of the restructuring last year.

Pretax margins for the quarter and before merger expenses last year declined by nearly 2% mainly due to the reduction in the gross profit. Earnings per share for the quarter were 15 cents compared to 14 cents last year (17 cents last year, after pro forma tax effect, excluding merger expenses). The Company estimates that earnings per share for the current quarter were further reduced by about 4 cents due to the effects of exchange rates.

The tax rate for the current quarter was 28% compared to 30% (before effects of merger expenses) last year. The reduction in the tax rate is mainly due to increased tax benefits as a result of changes made in the Puerto Rico operations and increased manufacturing at the plant in Ireland.

II. Liquidity and Capital Resources

Net cash provided by operating activities increased by about $28 million mainly due to increases in accounts payable, accruals and taxes payable. At the end of the current quarter approximately $13 million of accruals relating to environmental and other expenses incurred in the third quarter of fiscal 1997 are reflected on the balance sheet.

For the quarter, capital expenditures and depreciation and amortization were $20 million and $17 million, respectively. The Company also spent $6 million for investments and licenses during the quarter. Long-term debt increased by $58 million and short-term borrowings decreased by $25 million.

On October 6, 1997, the Company announced a stock buy-back program of up to $150 million. The repurchased shares will be available for general corporate purposes including the exercise of stock options. Through the end of the quarter $39 million has been expended resulting in the buy-back of 1.8 million shares.

Also on October 6, 1997, the Company announced that it had signed an agreement to purchase all of the outstanding capital stock of the Swiss holding company Argentaurum AG, including its Rochem subsidiaries. Rochem manufactures and sells proprietary advance design reverse osmosis nanofiltration and ultrafiltration systems for treating and desalinizing sea water, purifying landfill leachate and other municipal and industrial waste water applications. The Company expects to pay between $48 - $64 million depending on the operating profits earned by Argentaurum in the current calendar year. The closing of this transaction is expected before the end of January 1998. The transaction will be accounted for as an asset purchase.

On November 6, 1997, the Company announced that it had signed a Letter of Intent to establish a strategic alliance with V.I. Technologies (VITEX) for viral inactivation technology for red blood cells and platelets. Under the agreement, Pall and VITEX will jointly develop this proprietary technology, leading to an exclusive worldwide distribution agreement for the Company. The Company will make milestone-driven equity payments to VITEX of up to $26 million over 5 years, including a commitment to invest at the time of VITEX's initial public offering. The Company expects to sign a definitive agreement within 4 months.

On November 17, 1997, the Company announced that it had reached a settlement with Micron Separations Inc. (MSI) to resolve their twelve year patent dispute. Under the terms agreed , MSI will pay the Company $13.5 million which is in addition to the $6 million previously paid by MSI during 1996. The current quarter financial statements do not include the $13.5 million payment which is expected to be received before the end of March 1998.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits.

                 See the Exhibit Index immediately following this page.

   (b) Reports on Form 8-K.

                 The Company filed no reports on Form 8-K during the three months ended November 1, 1997.





                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PALL CORPORATION

 December 12, 1997                              /s/ Jeremy Hayward-Surry
--------------------                           --------------------------------
     Date                                      Jeremy Hayward-Surry
                                               President and Treasurer -
                                                  Chief Financial Officer


 December 12, 1997                              /s/ Viraj J. Patel
--------------------                           --------------------------------
     Date                                      Viraj J. Patel
                                               Chief Corporate
                                                  Accountant

                        Exhibit Index
                        ------------------
Exhibit
Number                  Description of Exhibit
-------------           ------------------------------
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

10 (a) Employment Agreement made as of January 5, 1998 between the Registrant and John Adamovich.

27                      Financial Data Schedule (only filed electronically).


*  Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement.