Form 10-Q
period 1998-01-31
PALL CORP
filed 1998-03-13
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 1998

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


At March 9, 1998, 124,090,501 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                       -----------------------------------

COVER SHEET                                                                     1

INDEX TO FORM 10-Q                                                              2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

         Condensed consolidated balance sheets - January 31, 1998
            and August 2, 1997                                                  3

         Condensed consolidated statements of earnings -
            three months and six months ended January 31, 1998                  4
            and February 1, 1997.

         Condensed consolidated statements of cash flows -
            six months ended January 31, 1998 and February 1, 1997              5

         Notes to condensed consolidated financial statements                   6

   Item 2. Management's discussion and analysis of financial condition and
            results of operations                                               8


PART II. OTHER INFORMATION

   Item 4. Submission of matters to a vote of security holders                 12

   Item 6. Exhibits and reports on Form 8-K                                    12


SIGNATURES                                                                     13

EXHIBIT INDEX                                                                  14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)                            (in thousands)
                                                                January 31,              August 2,
         ASSETS                                                     1998                    1997
                                                               -----------             -----------
Current Assets:
   Cash and cash equivalents                                   $    10,814             $    17,972
   Short-term investments                                           57,700                  37,500
   Accounts receivable, net of allowances
     for doubtful accounts of $7,343
     and $6,602, respectively                                      246,439                 266,604
   Inventories - Note 2                                            207,094                 198,080
   Taxes receivable                                                 40,774                  40,262
   Deferred income taxes                                            18,750                  20,971
   Other                                                            40,447                  25,215
                                                               -----------             -----------
         Total Current Assets                                      622,018                 606,604
Property, plant and equipment, net of
   accumulated depreciation of $371,689
   and $345,493, respectively                                      507,516                 504,046
Other assets                                                       177,818                 154,974
                                                               -----------             -----------
         Total Assets                                          $ 1,307,352             $ 1,265,624
                                                               ===========             ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                                      $   162,360             $   123,974
   Accounts payable                                                 58,678                  53,200
   Accrued liabilities:
     Salaries and commissions                                       25,694                  34,239
     Other                                                          57,114                  57,319
                                                               -----------             -----------
                                                                    82,808                  91,558
   Income taxes                                                     27,505                  27,620
   Current portion of long-term debt                                12,452                   4,677
   Dividends payable                                                19,227                      --
                                                               -----------             -----------
         Total Current Liabilities                                 363,030                 301,029
Long-term debt, less current portion                               105,914                  62,126
Deferred income taxes                                               30,314                  27,678
Other non-current liabilities                                       51,179                  49,958
                                                               -----------             -----------
         Total Liabilities                                         550,437                 440,791
                                                               -----------             -----------
Stockholders' Equity:
   Common stock, $.10 par value                                     12,796                  12,796
   Capital in excess of par value                                   92,893                  92,893
   Retained earnings                                               758,219                 749,923
   Treasury stock, at cost                                         (85,374)                (12,837)
   Foreign currency translation                                     (9,319)                 (4,722)
   Minimum pension liability                                        (3,916)                 (4,348)
   Stock option loans                                               (8,040)                 (8,820)
   Cumulative unrealized investment losses                            (344)                    (52)
                                                               -----------             -----------
         Total Stockholders' Equity                                756,915                 824,833
                                                               -----------             -----------
         Total Liabilities and
            Stockholders' Equity                               $ 1,307,352             $ 1,265,624
                                                               ===========             ===========

See accompanying Notes to Condensed Consolidated Financial Statements

                                          PALL CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                     (Unaudited)

                                                   (in thousands,                             (in thousands,
                                                except per share data)                    except per share data)

                                                  Three Months Ended                         Six Months Ended
                                           -------------------------------            -------------------------------
                                             Jan.31,               Feb. 1,             Jan.31,                Feb. 1,
                                              1998                  1997                 1998                  1997
                                           ---------             ---------            ---------             ---------
Net sales                                  $ 259,004             $ 260,759            $ 496,355             $ 496,550

Costs and expenses:
   Cost of sales                             115,384               109,627              220,995               207,875
   Selling, general and
     administrative expenses                  97,626                96,228              188,613               190,178
   Research and development                   14,565                12,670               28,755                25,808
   Other (income) expenses, net               (7,778)                   --               (7,778)                3,911
   Interest expense, net                       1,728                   737                2,716                 1,393
                                           ---------             ---------            ---------             ---------
Total costs and expenses                     221,525               219,262              433,301               429,165

Earnings before income taxes                  37,479                41,497               63,054                67,385
Provisions for income taxes                    9,933                12,529               17,094                21,133
                                           ---------             ---------            ---------             ---------
Net earnings                               $  27,546             $  28,968            $  45,960             $  46,252
                                           =========             =========            =========             =========
Earnings per share
      Basic                                $    0.22             $    0.23            $    0.37             $    0.37
      Diluted                              $    0.22             $    0.23            $    0.36             $    0.36

Dividends declared per share               $   0.155             $    0.14            $   0.295             $  0.2625

Average number of shares
   outstanding
      Basic                                  124,714               125,974              125,861               125,711
      Diluted                                125,461               127,288              126,561               127,138


See accompanying Notes to Condensed Consolidated Financial Statements.


                                                          4

                           PALL CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                                 (in thousands)
                                                                Six Months Ended
                                                          -----------------------------
                                                          Jan. 31,              Feb. 1,
                                                            1998                 1997
                                                          --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $ 66,070             $ 34,604

INVESTING ACTIVITIES:
  Investments and licenses                                 (19,162)              (2,000)
  Capital expenditures                                     (37,058)             (46,815)
  Disposals of fixed assets                                    796                  784
  Short-term investments                                   (20,200)             (15,550)
                                                          --------             --------
NET CASH USED BY INVESTING ACTIVITIES                      (75,624)             (63,581)

FINANCING ACTIVITIES:
  Net short-term borrowings                                 37,047               20,528
  Long-term borrowings                                      60,576                9,284
  Payments on long-term debt                                (4,380)              (2,626)
  Net proceeds from exercise of stock options                2,605               14,838
  Purchase of treasury stock                               (74,999)                  --
  Sale of treasury stock                                        --                3,375
  Dividends paid                                           (17,801)             (28,237)
                                                          --------             --------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                   3,048               17,162
                                                          --------             --------
CASH FLOW FOR PERIOD                                        (6,506)             (11,815)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              17,972               44,118

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (652)                (915)
                                                          --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 10,814             $ 31,388
                                                          ========             ========

Supplemental disclosures:
   Interest paid (net of amount capitalized)              $  5,156             $  4,384
   Income taxes paid (net of refunds)                       12,133               30,141

See accompanying Notes to Condensed Consolidated Financial Statements.


                                           5

                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
 -------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

   The financial information included herein is unaudited. However, such information reflects all material adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at January 31, 1998 and August 2, 1997, (ii) the results of its operations for the three months and six months periods ended January 31, 1998 and February 1, 1997, and (iii) its cash flows for the six months ended January 31, 1998 and February 1, 1997. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report and Form 10-K for the fiscal year ended August 2, 1997.


NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:

                                               (in thousands)
                                        Jan. 31,             Aug. 2,
                                          1997                1997
                                        ----------------------------
Raw materials and components            $ 82,475            $ 79,545
Work-in-process                           29,900              22,065
Finished goods                            94,719              96,470
                                        ----------------------------
Total inventory                         $207,094            $198,080
                                        ============================


NOTE 3 - NEW ACCOUNTING STANDARD

The Company adopted SFAS No. 128, Earnings per Share in the current quarter. This statement mandates dual presentation of basic and diluted earnings per share. Dilutive earnings per share considers the potential effect of dilution on earnings assuming exercise of all stock options that meet certain criteria. Basic and dilutive earnings per share are the same in the current quarter and for the comparable quarter last year. For the six months, calculation of dilutive earnings per share resulted in one cent dilution in both periods.

NOTE 4 - OTHER MATTERS

On October 6, 1997, the Company announced a stock buy-back program of up to $150 million. The repurchased shares will be available for general corporate purposes, including the exercise of stock options. Through the end of the second quarter, the Company reacquired 3.4 million of its shares for $75 million.

Also on October 6, 1997, the Company announced that it had signed an agreement to purchase all of the outstanding capital stock of the Swiss holding company Argentaurum AG, including its Rochem subsidiaries. The Company completed its acquisition in January 1998. Through the end of the current quarter the Company has made an advance payment of $13 million against the expected total purchase price of approximately $60 million. The final amount will be determined and paid in April 1998 upon completion of an audit by Rochem's external auditors. The Company will account for this transaction under the purchase method of accounting and expects to take a one-time charge in the third quarter for acquired in-process research and development. The effect of including Rochem's sales and earnings for the month of January did not have a material impact on the current quarter's results of operations.

On October 27, 1997, the Company entered into a long-term debt agreement to borrow $ 40 million at 6.31%. Payments are due in installments through the year 2002. Proceeds from the borrowings were used principally for the stock buy-back as discussed above.

On October 6, 1997, the Company announced a stock buy-back program of up to $150 million. The repurchased shares will be available for general corporate purposes, including the exercise of stock options. Through the end of the second quarter, the Company reacquired 3.4 million of its shares for $75 million.

Also on October 6, 1997, the Company announced that it had signed an agreement to purchase all of the outstanding capital stock of the Swiss holding company Argentaurum AG, including its Rochem subsidiaries. The Company completed its acquisition in January 1998. Through the end of the current quarter the Company has made an advance payment of $13 million against the expected total purchase price of approximately $60 million. The final amount will be determined and paid in April 1998 upon completion of an audit by Rochem's external auditors. The Company will account for this transaction under the pruchase method of accounting and expects to take a one-time charge in the third quarter for acquired in-process research and development. The effect of including Rochem's sales and earnings for the month of January did not have a material impact on the current quarter's results of operations.

On October 27, 1997, the Company entered into a long-term debt agreement to borrow $40 million at 6.31%. Payments are due in installments through the year 2002. Proceeds from the borrowings were used principally for the stock buy-back as discussed above.

The second quarter of fiscal 1998 includes one-time income of $13.5 million from Micron Separations Inc., which was found to have infringed the Company's Nylon membrane patent. The one-time income from the patent litigation settlement is reported net of legal and professional fees related to the patent litigation; a settlement, including costs, of $2.5 million with the Department of Defense concerning a long standing disagreement over a sale dating back nearly 10 years; and a write-off of $2.2 million of inventory and equipment due to the acquisition of new technology.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I. Results of Operations

Sales for the quarter were $259.0 million, a decrease of 1/2%, compared to $260.8 million last year. Excluding the adverse effects of exchange rates, sales in local currency increased by 4 1/2%. Sales for the six months were flat and in local currency were up 5%. Price increases had no effect on sales in the second quarter and the first half of the year. A detailed summary of sales by market and geographic region is given below.

Sales by market

                  SECOND QUARTER ENDED           EXCHANGE     % CHANGE
                   JAN. 31,   FEB. 1,     %      RATE         IN LOCAL
                     1998       1997    CHANGE   DIFFERENCE   CURRENCY
----------------------------------------------------------------------

Patient Protection $ 62,638   $ 63,245   (1)     $ (3,100)    4
Other                69,218     73,596   (6)       (4,047)     (1/2)
                    -------    -------            --------
Total Health Care   131,856    136,841   (3 1/2)   (7,147)    1 1/2

Microelectronics     22,996     22,809    1        (1,796)    8 1/2
Other                40,577     41,146   (1 1/2)   (2,209)    4
                    -------    -------            --------
Total
  Fluid Processing   63,573     63,955     (1/2)   (4,005)    5 1/2

Aeropower            63,575     59,963    6        (2,862)    11
                    -------    -------             -------

TOTAL              $259,004   $260,759     (1/2) $(14,014)    4 1/2
                    -------    -------            --------

                    SIX MONTHS ENDED              EXCHANGE     % CHANGE
                    JAN. 31,    FEB. 1,    %       RATE         IN LOCAL
                     1998       1997    CHANGE    DIFFERENCE   CURRENCY
-----------------------------------------------------------------------

Patient Protection $117,182   $121,493   (3 1/2)  $ (5,661)    1
Other               136,299    142,297   (4)        (7,433)    1
                    -------    -------             --------
Total Health Care   253,481    263,790   (4)       (13,094)    1

Microelectronics     45,247     45,248    -         (3,232)    7
Other                77,903     77,301    1         (3,683)    5 1/2
                    -------    -------             --------
Total
  Fluid Processing  123,150    122,549      1/2     (6,915)    6

Aeropower           119,724    110,211    8 1/2     (5,097)    13 1/2
                    -------    -------              -------

TOTAL              $496,355   $496,550     -      $(25,106)    5
                    -------    -------             --------

Sales by geographic region

               SECOND QUARTER ENDED            EXCHANGE     % CHANGE
               JAN. 31,    FEB. 1,      %      RATE         IN LOCAL
                 1998        1997     CHANGE   DIFFERENCE   CURRENCY
---------------------------------------------------------------------

Asia          $ 42,415     $ 48,240   (12)     $( 5,517)      (1/2)
Europe          90,866       92,980   (2 1/2)   ( 8,356)     6 1/2
Western
  Hemisphere   125,723      119,539    5           (141)     5 1/2
               -------      -------              -------
TOTAL         $259,004     $260,759   (1/2)    $(14,014)     4 1/2
               -------      -------             --------

                 SIX MONTHS ENDED               EXCHANGE     % CHANGE
                 JAN. 31,    FEB. 1,      %      RATE         IN LOCAL
                  1998        1997     CHANGE   DIFFERENCE   CURRENCY
---------------------------------------------------------------------

Asia          $ 87,536     $ 94,650   (7 1/2)  $( 9,240)     2 1/2
Europe         171,193      176,437   (3)       (15,663)     6
Western
  Hemisphere   237,626      225,463    5 1/2       (203)     5 1/2
               -------      -------              -------
TOTAL         $496,355     $496,550    -       $(25,106)     5
               -------      -------             --------

For the quarter, Health Care sales were up 1 1/2% in local currency. Within this market, the Patient Protection segment grew 4%, led by Europe which grew 7% and the US which grew 6%, while Asia declined by 7%. The growth in Europe was helped by additional countries adopting national blood filtration policies. The Western Hemisphere amounts benefited from the adoption of 100% platelet filtration in Canada. Worldwide, sales of blood filters increased 2% with sales to blood centers up 8%, however, sales to hospitals decreased by 2%.

Sales within the Pharmaceuticals segment increased by 3%. Sales in the Western Hemisphere and Europe increased by 7% and 5%, respectively, while sales in Asia declined by 15%.

For the quarter, Aeropower sales increased by 11% led by the Aerospace segment with 13% growth and Industrial Hydraulics 9%. Within the Aerospace segment commercial sales increased by 25%, while military sales were flat.

Sales in the Fluid Processing market, excluding Microelectronics, increased by 4% led by Asia with 24% growth. Sales in the US grew 4% due mainly to a 78% increase in Stratapac filter sales. Sales in Europe declined by 12% due to weakness in the Power Generation market, particularly in the United Kingdom. Sales in the Microelectronics segment increased by 8 1/2%, with increases of 13% in the US, 8% in Europe and 6% in Asia.

Cost of sales as a percentage of sales increased by about 2.5% for the quarter and six months mainly due to the effects of currency. Net interest expense is higher for the quarter and the six months on a comparable basis as the Company's average debt, net of cash and short-term investments was also higher for the same comparable periods. Excluding special items, pretax margins for the quarter and six months declined by 4.4% and 3.2%, respectively, partly due to the adverse effects of exchange rates and the increase in total costs and expenses.

During the quarter the Company recorded one-time income of $13.5 million from the patent litigation settlement with Micron Separations, Inc. Offset against this income were related legal and professional fees; a settlement, including costs, of $2.5 million with the Department of Defense concerning a long standing disagreement over a sale dating back nearly 10 years; and a write-off of $2.2 million of inventory and equipment due to the acquisition of new technology.

The underlying tax rate for the six months was 26%. The reduction in the tax rate is due principally to the Company's efforts to move production into manufacturing facilities in Ireland and Puerto Rico as well as proportionately lower profits in high tax rate countries.

Earnings per share on a diluted basis for the quarter and six months were 22 cents and 36 cents, respectively, compared to 23 cents and 36 cents for the same periods last year.

II. Liquidity and Capital Resources

Net cash provided by operating activities increased by about $32 million, mainly as a result of increases in accounts payable and accruals and a decrease in the inventory levels. At the end of the quarter approximately $11 million of accruals related to the environmental matters are reflected on the balance sheet.

For the six months, capital expenditures and depreciation and amortization expenses were $37 million and $35 million, respectively. The Company also spent $19 million for investments and licenses which included a $13 million advance payment for the acquisition of the Swiss holding company Argentaurum AG, including its Rochem subsidiaries. The Company expects the total purchase price for this acquisition will be approximately $60 million. The final amount will be determined and paid in April 1998 upon completion of an audit by Rochem's external auditors. In connection with this acquisition the Company expects to take a one-time charge in the third quarter for acquired in-process research and development.

On October 6, 1997, the Company announced a stock buy-back program of up to $150 million. The repurchased shares will be available for general corporate purposes, including the exercise of stock options. Through the end of the second quarter, the Company reacquired 3.4 million of its shares for $75 million.

Debt and short-term borrowings, net of cash and short-term investments increased by $77 million from the beginning of the year for the reasons mentioned above. Proceeds were principally used for the stock buy-back mentioned above.

Compliance With Year 2000

The Company has been assessing the impact that the Year 2000 issue will have on its computer systems since 1996. In response to these assessments, which are ongoing, the Company has developed a plan to inventory critical systems and develop solutions to those systems that are found to have date-related deficiencies. Project plans call for the completion of the solution implementation phase and testing of those solutions prior to any anticipated impact on our systems. The Company is also surveying critical suppliers and customers to determine the status of their Year 2000 compliance programs. Based on the work to date, and assuming that the project plans, which continue to evolve, can be implemented as planned, the Company believes that future costs relating to the Year 2000 issue will not have a material impact on its consolidated financial position, results of operations or cash flows.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   (a) The Annual Meeting of Shareholders of the Company was held November 20, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

   (b)   Not required.

   (c) The election of four directors, each to serve for a three year term, was voted upon at the meeting. Holders of 110,032,795 shares of common stock voted either in person or by proxy. The number of votes cast for each nominee were as indicated below:

         Eric Krasnoff
               For:        108,205,484          Withheld:     1,827,311

         David B. Pall
               For:        108,252,822          Withheld:     1,779,973

         Chesterfield F. Seibert
               For:        108,190,214          Withheld:     1,842,581

         James D. Watson
               For:        108,244,303          Withheld:     1,788,492

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits.

           See the Exhibit Index on page 14.

   (b)   Reports on Form 8-K.

           The Company filed no reports on Form 8-K during the three months ended January 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PALL CORPORATION

 March  13, 1998                    /s/ John Adamovich, Jr.
------------------                  ------------------------------------
     Date                           John Adamovich, Jr.
                                    Chief Financial Officer
                                       and Treasurer


 March  13, 1998                    /s/ Viraj J. Patel
------------------                  ------------------------------------
     Date                           Viraj J. Patel
                                    Chief Corporate
                                       Accountant

             Exhibit Index
             ------------------
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

10       (a) Employment Agreement made as of January 12, 1998
             between the Registrant and Steven Chisolm.

27           Financial Data Schedule (only filed electronically).



* Incorporated herein by reference.
(a) Management contract or compensatory plan or arrangement.