Form 10-Q
period 1998-05-02
PALL CORP
filed 1998-06-15
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 2, 1998

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


At June 11, 1998, 123,996,150 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                       -----------------------------------


COVER SHEET                                                                        1

INDEX TO FORM 10-Q                                                                 2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

                 Condensed consolidated balance sheets - May 2, 1998
                   and August 2, 1997                                              3

                 Condensed consolidated statements of earnings -
                   three months and nine months ended May 2, 1998                  4
                   and May 3, 1997

                 Condensed consolidated statements of cash flows -
                   nine months ended May 2, 1998 and May 3, 1997                   5

                 Notes to condensed consolidated financial statements              6

   Item 2. Management's discussion and analysis of financial condition and
                 results of operations                                             8


PART II. OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K                                       13

SIGNATURES                                                                        13

EXHIBIT INDEX                                                                     14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                            (in thousands)
                                                                                     May 2,                August 2,
                          ASSETS                                                      1998                    1997
                                                                                  -----------             -----------
Current Assets:
   Cash and cash equivalents                                                      $    41,376             $    17,972
   Short-term investments                                                              24,800                  37,500
   Accounts receivable, net of allowances
     for doubtful accounts of $6,911
     and $6,602, respectively                                                         275,495                 266,604
   Inventories - Note 2                                                               230,116                 198,080
   Taxes receivable                                                                    46,473                  40,262
   Deferred income taxes                                                               20,000                  20,971
   Other                                                                               32,962                  25,215
                                                                                  -----------             -----------
                 Total Current Assets                                                 671,222                 606,604
Property, plant and equipment, net of
   accumulated depreciation of $387,974
   and $345,493, respectively                                                         519,345                 504,046
Other assets                                                                          196,593                 154,974
                                                                                  -----------             -----------
                    Total Assets                                                  $ 1,387,160             $ 1,265,624
                                                                                  ===========             ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                                                         $   113,416             $   123,974
   Accounts payable                                                                    63,031                  53,200
   Accrued liabilities:
     Salaries and commissions                                                          38,339                  34,239
     Other                                                                            112,420                  57,319
                                                                                  -----------             -----------
                                                                                      150,759                  91,558
   Income taxes                                                                        27,809                  27,620
   Current portion of long-term debt                                                   22,500                   4,677
   Dividends payable                                                                   19,272                      --
                                                                                  -----------             -----------
                 Total Current Liabilities                                            396,787                 301,029
Long-term debt, less current portion                                                  149,959                  62,126
Deferred income taxes                                                                  32,672                  27,678
Other non-current liabilities                                                          52,640                  49,958
                                                                                  -----------             -----------
                 Total Liabilities                                                    632,058                 440,791
                                                                                  -----------             -----------
Stockholders' Equity:
   Common stock, $.10 par value                                                        12,796                  12,796
   Capital in excess of par value                                                      92,893                  92,893
   Retained earnings                                                                  744,774                 749,923
   Treasury stock, at cost                                                            (78,921)                (12,837)
   Foreign currency translation                                                        (4,598)                 (4,722)
   Minimum pension liability                                                           (3,926)                 (4,348)
   Stock option loans                                                                  (7,883)                 (8,820)
   Cumulative unrealized investment losses                                                (33)                    (52)
                                                                                  -----------             -----------
                 Total Stockholders' Equity                                           755,102                 824,833
                                                                                  -----------             -----------
                 Total Liabilities and
                   Stockholders' Equity                                           $ 1,387,160             $ 1,265,624
                                                                                  ===========             ===========

See accompanying Notes to Condensed Consolidated Financial Statements

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                         (in thousands,                         (in thousands,
                                                     except per share data)                  except per share data)

                                                     Three Months Ended                        Nine Months Ended
                                                -----------------------------             ----------------------------
                                                  May 2,              May 3,               May 2,              May 3,
                                                  1998                 1997                 1998                1997
                                                --------            ---------             --------            --------
Net sales                                       $289,171            $ 275,339             $785,526            $771,889

Costs and expenses:
   Cost of sales                                 122,791              139,099              343,786             346,974
   Selling, general and
     administrative expenses                     101,630               92,190              290,243             282,368
   Research and development                       15,271               13,761               44,026              39,569
   Gelman merger and
     restructuring charges                            --               26,710                   --              30,621
   Other charges, net                             27,000               43,360               19,222              43,360
   Interest expense, net                           2,257                  629                4,973               2,022
                                                --------            ---------             --------            --------
Total costs and expenses                         268,949              315,749              702,250             744,914

Earnings (loss) before income taxes               20,222              (40,410)              83,276              26,975
Income taxes                                      12,275              (18,206)              29,369               2,927
                                                --------            ---------             --------            --------
Net earnings (loss)                             $  7,947            $ (22,204)            $ 53,907            $ 24,048
                                                ========            =========             ========            ========
Earnings (loss) per share
      Basic                                     $   0.06            ($   0.18)            $   0.43            $   0.19
      Diluted                                   $   0.06            ($   0.18)            $   0.43            $   0.19

Dividends declared per share                    $  0.155            $   0.140             $  0.450            $  0.403

Average number of shares
   outstanding
      Basic                                      124,186              126,684              125,373             126,027
      Diluted                                    124,742              126,684              126,025             127,293

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                (in thousands)
                                                               Nine Months Ended
                                                          ------------------------------
                                                            May 2,               May 3,
                                                             1998                 1997
                                                          ---------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $ 153,666             $ 62,677

INVESTING ACTIVITIES:
  Acquisition of Rochem, net of cash acquired               (62,094)                  --
  Investments and licenses                                  (11,928)              (7,000)
  Capital expenditures                                      (60,840)             (69,724)
  Disposals of fixed assets                                   2,032                  999
  Short-term investments                                     12,700               (4,850)
  Benefits protection trust                                  (4,095)              (1,109)
                                                          ---------             --------
NET CASH USED BY INVESTING ACTIVITIES                      (124,225)             (81,684)

FINANCING ACTIVITIES:
  Net short-term borrowings                                 (12,422)              15,341
  Long-term borrowings                                      119,959                8,731
  Payments on long-term debt                                 (7,559)              (9,637)
  Net proceeds from exercise of stock options                 7,095               26,521
  Purchase of treasury stock                                (74,999)                  --
  Sale of treasury stock                                         --                3,375
  Dividends paid                                            (37,028)             (44,430)
                                                          ---------             --------
NET CASH  USED BY FINANCING ACTIVITIES                       (4,954)                 (99)
                                                          ---------             --------
CASH FLOW FOR PERIOD                                         24,487              (19,106)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               17,972               44,118

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (1,083)                (859)
                                                          ---------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  41,376             $ 24,153
                                                          =========             ========

Supplemental disclosures:
   Interest paid (net of amount capitalized)              $   8,622             $  7,108
   Income taxes paid (net of refunds)                        29,875               54,369

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited. However, such information reflects all material adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at May 2, 1998 and August 2, 1997, (ii) the results of its operations for the three months and nine months ended May 2, 1998 and May 3, 1997, and
(iii) its cash flows for the nine months ended May 2, 1998 and May 3, 1997. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 1997.


NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:

                                                          (in thousands)
                                                      May 2,            August 2,
                                                      1998                1997
                                                    --------            --------
            Raw materials and components            $ 88,858            $ 79,545
            Work-in-process                           31,279              22,065
            Finished goods                           109,979              96,470
                                                    --------            --------
            Total inventory                         $230,116            $198,080
                                                    ========            ========

NOTE 3 - NEW ACCOUNTING STANDARD

The Company adopted SFAS No. 128, Earnings per Share in the second quarter. This statement mandates dual presentation of basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share considers the potential effect of dilution on basic earnings per share assuming exercise of all stock options that meet certain criteria. Basic and dilutive earnings (loss) per share are the same in the current quarter and for the comparable quarter last year, as well as for the nine month periods in both years.

NOTE 4 - OTHER MATTERS

On October 6, 1997, the Company announced a stock buy-back program of up to $150 million. The repurchased shares will be available for general corporate purposes, including the exercise of stock options. Through the end of the third quarter, the Company reacquired 3.4 million of its shares for $75 million. In early June 1998, management purchased another $7 million of the Company's shares.

On October 27, 1997, the Company entered into a long-term debt agreement to borrow $40 million at 6.31%. Payments are due in installments through the year 2002. Proceeds from the borrowings were used principally for the stock buy-back program initiated in October 1997.

Effective January 1, 1998 , the Company acquired all of the outstanding capital stock of the Swiss holding company Argentaurum AG, including its Rochem subsidiaries (Rochem). Rochem manufactures and sells proprietary advanced design reverse osmosis nanofiltration and ultrafiltration systems for treating and desalinizing sea water, purifying landfill leachate and other municipal and industrial wastewater applications. The final purchase price of approximately $62 million, which exceeded the fair market value of the net assets acquired by approximately $48 million, was determined in May 1998 following completion of an audit by Rochem's external auditors. In the third quarter of fiscal 1998 the Company wrote off $27 million attributable to in-process research and development acquired and the remaining amount was allocated to goodwill and patents. This acquisition was accounted for under the purchase method of accounting and accordingly the operations of Rochem are included in the Company's financial statements from the date of acquisition. The result of operations for the Company would not be materially affected had Rochem been included in fiscal 1998 from the beginning of the year, or had it been included in fiscal year 1997.

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

On April 7, 1998, the Company entered into a long-term debt agreement to borrow $50 million at 5.99%. Payments are due in installments through the year 2003. Proceeds from the borrowings were used for the acquisition of Rochem.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion & analysis may contain "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current Company expectations and are subject to risks and uncertainties which could cause actual results to differ materially. In addition to foreign exchange rates, such risks and uncertainties include, but are not limited to, regulatory approval, market acceptance of new technologies, economic conditions and market demand.

I. Results of Operations

Sales for the quarter increased 5% to $289 million, compared to last year's $275 million. In local currency, sales increased 8%. Adverse foreign currency exchange rates reduced sales $8 million or 3%. For the nine months, sales increased 2% to $786 million, compared to last year's $772 million. In local currency, sales for the nine months increased 6%. Adverse foreign currency exchange rates reduced sales $33 million or 4%. There was no effect from price increases on sales in either the third quarter or nine months. The acquisition of the Rochem business in January 1998 accounted for a 2 1/2% and 1% increase in sales for the quarter and nine months, respectively. A detailed summary of sales by market and geographic region is given below.


Sales by market

                             THIRD QUARTER ENDED
                           ------------------------                   EXCHANGE       % CHANGE
                            MAY 2,          MAY 3,        %             RATE         IN LOCAL
                             1998           1997        CHANGE       DIFFERENCE      CURRENCY
                             ----           ----        ------       ----------      --------
Patient Protection        $ 70,071        $ 65,452        7          $ (1,844)       10
Other                       77,993          77,719          1/2        (2,555)        3  1/2
                          --------        --------                    -------
Total Health Care          148,064         143,171        3 1/2        (4,399)        6  1/2

Microelectronics            23,214          24,446        (5)          (1,061)          (1/2)
Other                       51,131          43,357        18           (1,187)        20 1/2
                          --------        --------                    -------
Total
  Fluid Processing          74,345          67,803        9 1/2        (2,248)        13

Aeropower                   66,762          64,365        3 1/2        (1,692)        6  1/2
                          --------        --------                    -------

TOTAL                     $289,171        $275,339        5           $(8,339)        8
                          --------        --------                    -------

                              NINE MONTHS ENDED
                          ------------------------                     EXCHANGE      % CHANGE
                         MAY 2,           MAY 3,           %             RATE        IN LOCAL
                         1998             1997          CHANGE        DIFFERENCE     CURRENCY
----------------------------------------------------------------------------------------------
Patient Protection     $187,253           $186,945         -          $ (7,505)          4
Other                   214,292            220,016      (2 1/2)         (9,988)          2
                       --------           --------                    --------
Total Health Care       401,545            406,961      (1 1/2)        (17,493)          3

Microelectronics         68,461             69,694      (2)             (4,293)          4 1/2
Other                   129,034            120,658       7              (4,870)         11
                       --------           --------                    --------
Total
  Fluid Processing      197,495            190,352       4              (9,163)          8 1/2

Aeropower               186,486            174,576       7              (6,789)         10 1/2
                       --------           --------                    --------

TOTAL                  $785,526           $771,889       2            $(33,445)          6
                       --------           --------                    --------

Sales by geographic region

                            THIRD QUARTER ENDED
                         -------------------------                     EXCHANGE       % CHANGE
                         MAY 2,              MAY 3,        %             RATE         IN LOCAL
                         1998                 1997      CHANGE        DIFFERENCE      CURRENCY
--------------------------------------------------------------------------------------------------------
Asia                   $ 45,099           $ 47,191      (4 1/2)       $ (4,020)          4
Europe                  108,116             95,071      13 1/2          (4,208)         18
Western
  Hemisphere            135,956            133,077       2                (111)          2 1/2
                       --------           --------                    ---------
TOTAL                  $289,171           $275,339       5            $ (8,339)          8
                       --------           --------                    --------

                            NINE MONTHS ENDED
                        ---------------------------                    EXCHANGE      % CHANGE
                         MAY 2,             MAY 3,         %             RATE         IN LOCAL
                         1998                1997       CHANGE        DIFFERENCE      CURRENCY
-----------------------------------------------------------------------------------------------------------
Asia                   $132,635           $141,841      (6 1/2)       $(13,260)          3
Europe                  279,309            271,508       3             (19,871)         10
Western
  Hemisphere            373,582            358,540       4                (314)          4 1/2
                       --------           --------                    ----------
TOTAL                  $785,526           $771,889       2            $(33,445)          6
                       --------           --------                    ----------

By market segment for the quarter, in local currency, sales in Health Care and Aeropower each grew 6 1/2%, while Fluid Processing increased 13%.

In the Health Care segment, in local currency, sales increased in both Patient Protection and Pharmaceuticals, the two largest subsegments of this market. Patient Protection grew 10%, led by Europe which grew 17%. Sales in the US were up 7 1/2%. The European growth was helped by Austria's launch of a universal filtration policy. The Western Hemisphere amounts benefited from the adoption of 100% platelet filtration in Canada. Worldwide, sales of blood filters grew 9% as the momentum towards universal filtration of transfused blood products grew.

Pharmaceuticals grew 7% in local currency. Asia led the Pharmaceuticals subsegment with growth of 13%, followed by Europe which grew 10% and the Western Hemisphere, which grew 4%.

Aeropower growth continued to be led by double-digit growth in Commercial Aerospace. Military Aerospace declined 5% but Industrial Hydraulics, led by Europe, grew a healthy 9% in local currency. Fluid Processing, excluding Microelectronics, increased 20 1/2% in local currency. Sales in Europe grew 67% due mainly to Rochem. Sales in Asia grew 7 1/2% and growth in the Western Hemisphere was 5 1/2%. Microelectronics was flat in local currency, as growth of 11% in Asia and 3 1/2% in Europe was offset by a 14% decrease in the US. Overall local currency sales in Europe (including Rochem) increased 18%. Sales in Asia also increased 4% in local currency despite all of the economic turmoil in that region.

Quarter-on-quarter, cost of sales (excluding inventory write-downs last year) as a percentage of sales remained constant at 42 1/2%. The decrease in margins due to adverse exchange rate effects was offset by improvement in manufacturing efficiencies and favorable product mix. For the nine months, cost of sales (excluding inventory write-downs last year) increased nearly 2% primarily due to the adverse effects of exchange rates. Quarter-on-quarter and year-on-year, selling, general and administrative expenses (SG&A) are up $9 million and $8 million, respectively as current year amounts include SG&A of distributors that were acquired in the latter part of fiscal 1997 and Rochem, acquired in January 1998.

Other charges, net for the quarter, represents a $27 million write-off of in-process research and development acquired in connection with the Rochem acquisition. For the nine months, other charges, net includes the $27 million write-off related to Rochem's acquired research and development and non-recurring income of $13.5 million related to the payment by MSI to Pall in settlement of patent litigation, net of certain one-time costs.

At the beginning of the third quarter last year, the Company completed its merger with Gelman Sciences. Upon completion of the merger the Company restructured its operations and wrote off $30 million related to the Gelman acquisition and $45 million related to the restructuring of its other business lines. The Company also recorded a charge of $16.5 million for environmental clean up costs and a judgment awarded against it.

Net interest expense is higher for the quarter and nine months on a comparable basis as the Company's average debt, net of cash and short-term investments, was also higher for the same comparable periods. Increases in debt were used to finance the Company's share buy-backs and the Rochem acquisition.

The underlying tax rate for the nine months is 26% compared to 30% last year. The reduction in the tax rate is due principally to the Company's efforts to move production into manufacturing facilities in Ireland and Puerto Rico as well as proportionately lower profits in high tax rate countries.

Earnings per share on a diluted basis for the quarter and nine months were 6 cents and 43 cents, respectively, compared to a loss per share of 18 cents and earnings per share of 19 cents, respectively, for comparable periods last year. Excluding non-recurring items (after pro forma tax effects), diluted earnings per share for the third quarter would be 28 cents compared to 29 cents last year and for the nine months diluted earnings per share would be 60 cents compared to 68 cents last year.

II. Liquidity and Capital Resources

Net cash provided by operating activities increased by $91 million; $47 million representing accrual for the final Rochem acquisition payment which was made in May. The remaining increase primarily relates to changes in accounts and taxes payable balances. At the end of the quarter approximately $11 million of accruals related to environmental matters are reflected on the balance sheet.

Capital expenditures and depreciation and amortization expenses for the nine months were $61 million and $54 million, respectively. The Company spent $74 million for investments and licenses, including $62 million for the Rochem acquisition.

On October 6, 1997, the Company announced a stock buy-back program of up to $150 million. The repurchased shares will be available for general corporate purposes, including the exercise of stock options. Through the end of the second quarter, the Company reacquired 3.4 million of its shares for $75 million. The Company is continuing its buy-back program in the fourth quarter.

Debt and short-term borrowings, net of cash and short-term investments, increased $84 million from the beginning of the fiscal year mainly as a result of the stock buy-back program.

Compliance With Year 2000


The Company has been assessing the impact that the Year 2000 issue will have on its computer systems since 1996. In response to these assessments, which are ongoing, the Company has developed a plan to inventory critical systems and develop solutions to those systems that are found to have date-related deficiencies. Project plans call for the completion of the solution implementation phase and testing of those solutions prior to any anticipated impact on our systems. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have a material impact on its financial statements.

The Company is also surveying critical suppliers, service providers and distributors to determine the status of their Year 2000 compliance programs. The Company's reliance on suppliers, service providers and distributors, and therefore, proper functioning of their information systems and software means that failure by such suppliers, service providers and distributors to address Year 2000 issues could have a material impact on its financial statements.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits.

                See the Exhibit Index immediately following this page.

   (b) Reports on Form 8-K.

                The Company filed no reports on Form 8-K during the three months ended May 2, 1998.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PALL CORPORATION

 June  15, 1998                                   /s/ John Adamovich, Jr.
-----------------------                          ------------------------------
     Date                                         John Adamovich, Jr.
                                                  Chief Financial Officer
                                                    and Treasurer


 June 15, 1998                                        /s/ Viraj J. Patel
-----------------------                          ------------------------------
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