Form 10-K
period 1998-08-01
PALL CORP
filed 1998-10-28
CIK 75829

                                                                               1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 1, 1998

Commission File Number 1-4311

PALL CORPORATION
2200 Northern Boulevard, East Hills, N.Y.  11548
(516) 484-5400

Incorporated in New York State                    I.R.S. Employer Identification
                                                               Number 11-1541330

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Exchange
          Title of Class                               on Which Registered
    -------------------------                     -----------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,737,000,000, based on the closing price on October 8, 1998.

The number of common shares, $.10 par value outstanding of the registrant was 124,247,002 shares on October 8, 1998.

Total number of pages - 162                     Exhibit index located on page 18

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement for the 1998 annual meeting of shareholders, previously filed, (hereinafter referred to as the "Proxy Statement") are incorporated by reference into Items 10, 11, 12 and 13.

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended August 1, 1998, filed as Exhibit 13 hereto, (hereinafter referred to as the "Annual Report to Shareholders") are incorporated by reference into items 1, 3, 5, 7 and 8.

                                                                               2
                  PART I
                  ------

ITEM 1.  BUSINESS.
-----------------------------
(a) General development of business.

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

   Reference is made to page 28 of the Annual Report to Shareholders.

(c) Narrative description of business.

   1) Reference is made to the section titled "Company Profile" contained in the inside cover of the Annual Report to Shareholders. The products sold are mainly filters made with proprietary Pall filter media produced by chemical film casting, melt-blowing of polymer fibers, papermaking and metallurgical processes. Metal and plastic housings and a wide variety of appurtenant devices, are also made.

   (A)   Health Care Segment:

The Health Care Segment consists of two sub segments: BioPharmaceuticals and Medical. The BioPharmaceuticals sub segment includes the following markets:
BioPharmaceuticals, Specialty Materials, Food & Beverage; sales in the Medical sub segment are primarily to hospitals and blood centers. For a description of these markets refer to the inside cover and pages 6, 7, 10 and 11 of the Annual Report to Shareholders. BioPharmaceutical sales in fiscal 1998 were $294,202,000 or 27% of total sales; Medical sales in fiscal 1998 were $260,124,000 or 24% of total sales. Sales in this market are made through the Company's own personnel and through distributors. Backlog information is omitted, as it is not considered meaningful to an understanding of this segment of the Company's business. The Company feels that safety, efficacy, ease of use, technical support, as well as price, are the principal competitive factors in this market, although economy of use is important. A principal list of competitors is included in the inside cover of the Annual Report to Shareholders.

   (B) Aeropower Segment:

The Aeropower segment includes the following markets: Aerospace and Industrial Hydraulics. For a description of these markets refer to the inside cover and pages 14, 15, 18 and 19 of the Annual Report to Shareholders. Sales in fiscal 1998 were $258,490,000 or 24% of total sales. Backlog at August 1, 1998 was approximately $76,360,000. The backlog at August 1, 1998 is equal to about three months of sales. The Company's sales to aerospace and military customers are made principally through its own personnel and manufacturers' representatives; sales to Industrial Hydraulics customers are made through Company personnel and through distributors. The Company believes that product performance and quality, and service to the customer, as well as price, are the principal competitive factors in this market segment. A principal list of competitors is included in the inside cover of the Annual Report to Shareholders.

   (C) Fluid Processing Segment:

The Fluid Processing Segment encompasses the following markets: Microelectronics and Industrial Process. For a description of these markets refer to the inside cover and pages 8, 9, 12, 13, 16 and 17 of the Annual Report to Shareholders. Sales in this market in fiscal 1998 were $274,469,000 or 25% of total sales. The Company's products are sold to customers in these markets through its own personnel, and through distributors and manufacturers' representatives. Backlog information is omitted, as it is not considered material for an understanding of this segment of the Company's business. The Company believes that performance and quality of product and service, as well as price, are determinative in most sales. A principal list of competitors is included in the inside cover of the Annual Report to Shareholders.

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


2)       The following comments relate to the Company's business in general:

         (a) With limited exceptions, research activities conducted by the Company are company-sponsored. Such expenditures totaled $58,540,000 in 1998, $53,747,000 in 1997 and $53,772,000 in
                  1996.

         (b) There was no one customer to whom sales were made totaling 10% or more of consolidated sales in fiscal 1998, 1997 or 1996.

         (c) The Company is in substantial compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, compliance with environmental matters has not had a material effect upon the Company's capital expenditures or competitive position.

         In May 1997, the Company's newly acquired subsidiary, Gelman Sciences received a permit from the State of Michigan which requires that all processed water discharged meet the standards set by the State. Based on the permit obtained from the State and upon review of environmental issues at its other facilities, the Company decided to record a pre-tax charge of $10,000,000 in the third quarter of fiscal year 1997. The Company started the clean up process at its Ann Arbor facility in fiscal 1998. In the opinion of management, the Company is in substantial compliance with applicable environmental laws. Because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments will not cause the Company to incur material environmental liabilities or costs. For a further description of the environmental issues see Item 3, Legal Proceedings.

   (d) At August 1, 1998, the Company employed approximately 8,900 persons.


(d) Financial information about foreign and domestic operations and export sales.

     Reference is made to page 29 of the Annual Report to Shareholders.

ITEM 2.  PROPERTIES.
Location                            Type                        Industry Segment              Size (square feet)
--------                            ----                        ----------------              ------------------
 OWNED:
Glen Cove, NY                       Office & laboratory         Research Center                     65,000
East Hills, NY                      Office, plant &             Executive Office &
                                    warehouse                   All Segments                       326,000
Pt. Washington, NY                  Office, laboratory          All                                215,000
                                    & training center
Hauppauge, NY                       Plant, office               Health Care & Fluid
                                    & laboratory                Processing                          75,000
Cortland, NY                        Plants, office              Health Care & Fluid
                                                                Processing                         338,000
Putnam, CT                          Plant                       All                                 62,000
Pinellas Park, FL                   Plant, office               Aeropower                          152,000
Ft. Myers, FL                       Plant, warehouse            Aeropower                          111,000
New Port Richey, FL                 Plant                       Aeropower                          164,000
Pensacola, FL                       Plant                       Health Care                         58,000
Covina, CA                          Plant, office &
                                    laboratory                  Health Care                        176,000
Ann Arbor, MI                       Plant & office              Health Care                        180,000
Fajardo, Puerto Rico                Plants                      Health Care & Fluid
                                                                Processing                         259,000
Portsmouth, U.K.                    Plant, office, warehouse    All                                331,000
Ilfracombe, U.K.                    Plant & office              Health Care & Fluid
                                                                Processing                         112,000
Redruth, U.K.                       Plant, warehouse            Aeropower                          123,000
Newquay, U.K.                       Plant & office              Health Care & Fluid
                                                                Processing                         106,000
Tipperary, Ireland                  Plant                       Health Care, Aeropower             178,000
Frankfurt, Germany                  Office & warehouse          All                                 72,000
Paris, France                       Office & warehouse          All                                 65,000
Limay, France                       Warehouse                   All                                 23,000
Tsukuba, Japan                      Plant, laboratory &
                                    warehouse                   All                                119,000

LEASED:
Clearwater, FL                      Office                      Aeropower                           23,000
New Iberia, LA                      Plant                       Fluid Processing                    60,000
Houston, TX                         Plant & office              Fluid Processing                    40,000
Northborough, MA                    Plant & office              Health Care                         38,000
Exton, PA                           Office                      Fluid Processing                    13,000
Toronto, Montreal, Canada           Office & warehouse          Health Care & Fluid
                                                                Processing                          18,000
Frankfurt, Hamburg, Germany         Office & warehouse          All                                104,000
Oud Beijerland, Netherlands         Plant, office, warehouse    Fluid Processing                    12,000
Milan, Italy                        Office & warehouses         All                                 54,000
Vienna, Austria                     Office & warehouse          All                                 13,000
Basel, Switzerland                  Office & warehouse          All                                 13,000
Madrid, Spain                       Office & warehouse          All                                 28,000
Warsaw, Poland                      Office                      All                                  4,000
Tokyo, Osaka, Japan                 Offices                     All                                 39,000
Singapore                           Office & warehouse          All                                 17,000
Seoul, South Korea                  Office                      All                                  7,000
Beijing, China                      Office & warehouse          All                                  9,000
Melbourne, Sydney                   Office & warehouse
& Perth, Australia                                              All                                 21,000
Hong Kong                           Office                      All                                  2,000
Auckland, New Zealand               Office & warehouse          All                                  6,000

In the opinion of management, these premises are suitable and adequate to meet the Company's requirements.

ITEM 3. LEGAL PROCEEDINGS.

   In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan ("Court") by the State of Michigan ("State") against Gelman Sciences Inc. ("Gelman")(a subsidiary acquired by the Company in February 1997) requesting reimbursement of costs the State had expended in investigating contamination near Gelman's Ann Arbor facility, which the State alleged was caused by Gelman's disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 and amended in September 1996, which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In July 1997 and in October 1997 the State notified Gelman that it believes that Gelman is not in full compliance with the consent judgment and that Gelman is potentially liable for stipulated penalties of more than $100,000, which penalties may continue to accrue. Gelman disputes these assertions and has been vigorously contesting them.

Reference is also made to Commitments and Contingencies on page 37 of the Annual Report to Shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal year 1998.

                                                                               7
                  PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

Reference is made to the section titled "Common Stock Prices and Cash Dividends" on page 38 of the Annual Report to Shareholders.



ITEM 6. SELECTED FINANCIAL DATA.

Reference is made to page 39 of the Annual Report to Shareholders.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to pages 21-23 of the Annual Report to Shareholders.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to pages 24-38 (excluding the sections titled "Common Stock Prices and Cash Dividends" and "Six-Year Sales" on page 38) of the Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                   PART III                                    8


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of directors:

    Reference is made to "Election of Directors" on page 3 of the Proxy
    Statement.

    None of the persons listed in the section of the Proxy Statement referred to in the preceding paragraph has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S-K during the past five years.

(b) Identification of executive officers:

                                                                                                      Year in which
                                                                                                      Service as
                                            Age at                                                    Officer of
                                            Oct. 15                                                   Pall Corp.
Name                                        1998              Position Held                           Began
----                                        ----              -------------                           -----
Eric Krasnoff*                              46                Chairman and Chief
                                                              Executive Officer                           1986
Jeremy Hayward-Surry*                       55                President                                   1989
Derek T.D. Williams**                       66                Executive Vice President
                                                                and Chief Operating Officer               1985
John Adamovich, Jr.                         45                Group Vice President and Treasurer,
                                                                Chief Financial Officer                   1998
Peter S. Cope                               44                Group Vice President                        1994
Clifton Hutchings                           60                Group Vice President                        1993
Paul Kohn                                   52                Group Vice President                        1996
Donald B. Stevens                           53                Group Vice President                        1994
Gerhard Weich                               62                Group Vice President                        1993
Arnold Weiner                               61                Group Vice President                        1986
Marcus Wilson                               43                Group Vice President                        1998
Samuel T. Wortham                           51                Group Vice President                        1990
Steven Chisolm                              40                Senior Vice President                       1998
Charles Grimm                               58                Senior Vice President                       1998
Akio Satake                                 61                Senior Vice President                       1995
Robert Simkins                              54                Senior Vice President                       1994

*  Member of the Executive Committee of the Board of Directors.
** Retires effective October 31, 1998.

None of the persons listed above is related.

Messrs. Krasnoff, Hayward-Surry and Williams are directors of Pall Corporation.

For more than the past five years, the principal occupation of each person listed above has been their employ by the registrant, except for Mr. Adamovich, who joined the Company in January 1998. Previously, Mr. Adamovich was partner-in-charge of Professional Practice in the Long Island office of KPMG Peat Marwick LLP and while at that firm, he served as engagement partner for its audits of the Company's financial statements for each of the years in the seven year period ending July 29, 1995.

Executive officers are elected by the Board of Directors annually, to serve until the next annual organizational meeting of the Board.

None of the above persons has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S-K, during the past five years.

                                                                               9
ITEM 11.  EXECUTIVE COMPENSATION.

   Reference is made to "Compensation and Other Benefits of Senior Management" beginning on page 6 of the Proxy Statement.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Reference is made to "Beneficial Ownership of Common Stock" on page 22 of the Proxy Statement.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.


    Disclosure of information relating to delinquent filers required by Item 405 of Regulation S-K is set forth on the last page of the Proxy Statement.

                           PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a. Certain documents filed as part of the Form 10-K:

    (l) The following documents are incorporated by reference to the indicated pages of the 1998 Annual Report to Shareholders, filed as Exhibit 13 hereto.


                  Item
         Independent Auditors' Report                                                            24
         Consolidated Statements of Earnings - years ended
            August 1, 1998, August 2, 1997 and August 3, 1996                                    24
         Consolidated Balance Sheets - August 1, 1998
            and August 2, 1997                                                                   25
         Consolidated Statements of Stockholders' Equity -
            years ended  August 1, 1998, August 2, 1997 and August 3, 1996                       26
         Consolidated Statements of Cash Flows - years ended
             August 1, 1998, August 2, 1997 and August 3, 1996                                   27
         Notes to Consolidated Financial Statements                                              28-38

    (2) The following schedules are filed herewith:


                           Name of Schedule

                    II      Valuation and qualifying accounts                                    15

                            Independent auditors' report on schedules                            16

          Schedules not listed above have been omitted either because they are not applicable or the required information is shown in the financial statements or in the notes thereto.

                         (3) Exhibits filed herewith:                         11


                                                                       Page
 Exhibit                                                               of 1998
 Number             Description of Exhibit                             Form 10-K
--------------------------------------------------------------------------------
3(i)* Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 30, 1994 (the "1994 10-K").

3(ii)    By-Laws of the Registrant as amended on October 9, 1998.          22-42


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

10.1*(a) Amended And Restated Employment Agreement dated October 6,
         1997 between the Registrant and Eric Krasnoff, filed as
         Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 2, 1997 (the "1997 10-K").

10.2*(a) Letter agreement dated July 17, 1997 between the Registrant and Eric Krasnoff, filed as Exhibit 10.4 to the 1997 10-K.

10.3*(a) Amended And Restated Employment Agreement dated October 6,
         1997 between the Registrant and Jeremy Hayward-Surry, filed as Exhibit 10.5 to the 1997 10-K.

10.4*(a) Service Agreement dated November 28, 1995 between Pall Europe
         Limited and Derek Thomas Donald Williams, filed as Exhibit
         10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 3, 1996 (the "1996 10-K").

10.5*(a) Service Agreement dated November 28, 1995 between Pall Europe
         Limited and Clifton Stanley Hutchings, filed as Exhibit 10.9 to the 1996 10-K.

10.6*(a) Service Agreement dated November 28, 1995 between Pall
         Deutschland GmbH Holding and Gerhard Friedrich Weich, filed as Exhibit 10.10 to the 1996 10-K.

10.7*(a) Employment Agreement dated February 1, 1992 between the
         Registrant and Arnold Weiner, filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 1, 1992 (the "1992 10-K").

10.8*(a) Amendment dated July 19, 1993 to Employment Agreement dated
         February 1, 1992 between the Registrant and Arnold Weiner, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (the "1993 10-K").




* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                       Page
 Exhibit                                                               of 1998
 Number             Description of Exhibit                             Form 10-K

10.9*(a) Second Amendment dated August 1, 1995 to Employment Agreement dated February 1, 1992 between the Registrant and Arnold Weiner, filed as Exhibit 10.13 to the 1996 10-K.

10.10*(a) Third Amendment dated October 6, 1997 to Employment
          Agreement dated February 1, 1992 between the Registrant and Arnold Weiner, filed as Exhibit 10.12 to the 1997 10-K.

10.11(a)  Fourth Amendment dated August 1, 1998 to Employment Agreement    43-47
          dated February 1, 1992 between the Registrant and Arnold Weiner.

10.12*(a) Employment Agreement dated February 1, 1992 between the
          Registrant and Samuel Wortham, filed as Exhibit 10.15 to the 1992 10-K.

10.13*(a) Amendment dated July 19, 1993 to Employment Agreement dated
          February 1, 1992 between the Registrant and Samuel Wortham, filed as Exhibit 10.4 to the 1993 10-K.

10.14*(a) Second Amendment dated August 1, 1995 to Employment
          Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as Exhibit 10.16 to the 1996 10-K.

10.15(a)  Third Amendment dated August 1, 1998 to Employment Agreement dated February 1, 1992 between the Registrant and Samuel
          Wortham.                                                         48-53

10.16*(a) Employment Agreement dated August 1, 1994 between the
          Registrant and Peter Cope, filed as Exhibit 10.13 to the 1994
          10-K.

10.17*(a) Amendment dated August 1, 1995 to Employment Agreement dated
          August 1, 1994 between the Registrant and Peter Cope, filed as Exhibit 10.18 to the 1996 10-K.

10.18(a)  Second Amendment dated August 1, 1998 to Employment Agreement
          dated August 1, 1994 between the Registrant and Peter Cope.      54-59

10.19*(a) Employment Agreement dated August 1, 1994 between the
          Registrant and Robert Simkins, filed as Exhibit 10.14 to the 1994 10-K.

10.20*(a) Amendment dated August 1, 1995 to Employment Agreement dated
          August 1, 1994 between the Registrant and Robert Simkins, filed as Exhibit 10.20 to the 1996 10-K.






* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                              13
                                                                       Page
Exhibit                                                                of 1998
Number             Description of Exhibit                              Form 10-K

10.21(a)  Second Amendment dated August 1, 1998 to Employment
          Agreement dated August 1, 1994 between the Registrant and
          Robert Simkins.                                                  60-65

10.22*(a) Employment Agreement dated September 26, 1994 between the
          Registrant and Donald B. Stevens, filed as Exhibit 10.17 to the 1994 10-K.

10.23*(a) Amendment dated August 1, 1995 to Employment Agreement dated
          September 26, 1994 between the Registrant and Donald B.
          Stevens, filed as Exhibit 10.24 to the 1996 10-K.

10.24(a)  Second Amendment dated August 1, 1998 to Employment
          Agreement dated September 26, 1994 between the Registrant
          and Donald B. Stevens.                                           66-71

10.25*(a) Employment Agreement dated August 5, 1996 between the
          Registrant and Paul Kohn, filed as Exhibit 10.25 to the 1996
          10-K.

10.26(a)  First Amendment dated August 1, 1998 to Employment Agreement
          dated August 5, 1996 between the Registrant and Paul Kohn.       72-76

10.27*(a) Employment Agreement made as of January 5, 1998 between the
          Registrant and John Adamovich, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 1997.

10.28*(a) Employment Agreement made as of January 12, 1998 between the
          Registrant and Steven Chisolm, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998.

10.29(a)  First Amendment dated August 1, 1998 to Employment Agreement dated January 12, 1998 between the Registrant and Steven
          Chisolm.                                                         77-82

10.30(a)  Employment Agreement made as of August 1, 1998 between the
          Registrant and Charles R. Grimm.                                83-102

10.31(a)  Service Agreement dated August 1, 1998 between Pall Europe
          Limited and Marcus Albert Wilson.                              103-114

10.32*(a) Pall Corporation Supplementary Profit Sharing Plan as amended and restated February 15, 1995, filed as Exhibit
          10.26 to the 1996 10-K.

10.33*(a) Pall Corporation Supplementary Pension Plan (As amended effective October 6, 1997), filed as Exhibit 10.25 to the 1997 10-K.

10.34*(a) Pall Corporation Profit Sharing Plan, as amended and restated as of January 1, 1997, filed as Exhibit 10.26 to the 1997 10-K.






* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                              14
                                                                      Page
 Exhibit                                                              of 1998
 Number             Description of Exhibit                            Form 10-K
--------------------------------------------------------------------------------
10.35*(a) Pall Corporation 1993 Stock Option Plan, filed as Exhibit
          10.22 to the 1993 10-K.

10.36*(a) Pall Corporation 1991 Stock Option Plan, filed as Exhibit
          10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 3, 1991 (the "1991 10-K").

10.37*(a) Pall Corporation 1988 Stock Option Plan, as amended through
          October 8, 1991, filed as Exhibit 10.32 to the 1991 10-K.

10.38*(a) Pall Corporation Stock Option Plan for Non-Employee
          Directors, filed as Exhibit 10.26 to the Registrant's Form 10-Q for the quarterly period ended October 28, 1995.

10.39*(a) Pall Corporation 1995 Employee Stock Option Plan, filed as
          Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended October 28, 1995.

10.40*(a) Principal Rules of the Pall Supplementary Pension Scheme, filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1995 (the "1995 10-K").

10.41*(a) Pall Deutschland GmbH Holding, Concept Of An Additional
          Pension Plan For Senior Executives, filed as Exhibit 10.35 to the 1996 10-K.

13        Annual Report to Shareholders for the year ended August 1,
          1998                                                           115-160

21        Subsidiaries of Pall Corporation.                                  161

23        Consent of Independent Auditors.                                   162

27        Financial Data Schedule (only filed electronically).





* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.





b. Reports on Form 8-K:

   The registrant filed no reports on Form 8-K during the three months ended August 1, 1998.

                                                                     SCHEDULE II
                                              PALL CORPORATION AND SUBSIDIARIES
                                              VALUATION AND QUALIFYING ACCOUNTS
                                              YEARS ENDED  AUGUST 1, 1998,
                                              AUGUST 2, 1997 AND AUGUST 3, 1996



                                              Balance at             Charged to            Write-off of           Balance
                                              Beginning              Costs and             Uncollectible          at End
                  Description                 of Year                Expenses              Accounts               of Year
                  ---------------             ----------------       ---------------       ----------------       ----------------
Year ended August 1, 1998:
   Allowance for doubtful
   accounts                                 $       6,602,000             1,915,000      $       2,638,000      $       5,879,000


Year ended August 2, 1997:
   Allowance for doubtful
   accounts                                 $       5,998,000             1,417,000      $         813,000      $       6,602,000


Year ended August 3, 1996:
   Allowance for doubtful
   accounts                                 $       6,318,000             1,851,000      $       2,171,000      $       5,998,000

                      [KPMG PEAT MARWICK LLP LETTERHEAD]

Independent Auditors' Report on Schedule



The Board of Directors
Pall Corporation:


Under date of September 2, 1998, we reported on the consolidated balance sheets of Pall Corporation and subsidiaries as of August 1, 1998 and August 2, 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended August 1, 1998, as contained in the Company's fiscal 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's annual report on Form 10-K for fiscal year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                  /s/ KPMG PEAT MARWICK LLP
                                  -------------------------
                                      KPMG Peat Marwick LLP

Melville, New York
September 2, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 /s/ Jeremy Hayward-Surry
                                                 PALL CORPORATION
October 27, 1998                                 By: Jeremy Hayward-Surry
                                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eric Krasnoff                Chairman of the Board and       October 28, 1998
-----------------                Chief Executive Officer
Eric Krasnoff


 /s/ Jeremy Hayward-Surry        President and Director          October 28, 1998
-------------------------
Jeremy Hayward-Surry


/s/ John Adamovich, Jr.          Chief Financial Officer         October 28, 1998
-----------------------          and Treasurer
John Adamovich, Jr.


 /s/ Viraj J. Patel              Chief Accountant (Chief         October 28, 1998
-------------------              Accounting Officer)
Viraj J. Patel


 /s/ Abraham Appel               Director                        October 28, 1998
------------------
Abraham Appel


/s/ John H. F. Haskell, Jr.      Director                        October 28, 1998
---------------------------
John H. F. Haskell, Jr.


/s/ Ulric S. Haynes, Jr.         Director                        October 28, 1998
------------------------
Ulric S. Haynes, Jr.


/s/ Edwin W. Martin              Director                        October 28, 1998
-------------------
Edwin W. Martin


/s/ Katharine Plourde            Director                        October 28, 1998
---------------------
Katharine L. Plourde


/s/ Chesterfield F. Seibert      Director                        October 28, 1998
---------------------------
Chesterfield F. Seibert


 /s/ Heywood Shelley             Director                        October 28, 1998
--------------------
Heywood Shelley


/s/ Alan B. Slifka               Director                        October 28, 1998
------------------
Alan B. Slifka


 /s/ James D. Watson             Director                        October 28, 1998
--------------------
James D. Watson


 /s/ Derek T.D. Williams         Director                        October 28, 1998
------------------------
Derek T.D. Williams

                                                                              18
EXHIBIT INDEX
                                                                       Page
 Exhibit                                                               of 1998
 Number             Description of Exhibit                             Form 10-K

3(i)* Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 30, 1994 (the "1994 10-K").

3(ii)     By-Laws of the Registrant as amended on October 9, 1998.         22-42

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

10.1*(a) Amended And Restated Employment Agreement dated October 6, 1997 between the Registrant and Eric Krasnoff, filed as
          Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 2, 1997 (the "1997 10-K").

10.2*(a) Letter agreement dated July 17, 1997 between the Registrant and Eric Krasnoff, filed as Exhibit 10.4 to the 1997 10-K.

10.3*(a) Amended And Restated Employment Agreement dated October 6, 1997 between the Registrant and Jeremy Hayward-Surry, filed as Exhibit 10.5 to the 1997 10-K.

10.4*(a) Service Agreement dated November 28, 1995 between Pall Europe Limited and Derek Thomas Donald Williams, filed as
          Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 3, 1996 (the "1996 10-K").

10.5*(a)  Service Agreement dated November 28, 1995 between Pall
          Europe Limited and Clifton Stanley Hutchings, filed as
          Exhibit 10.9 to the 1996 10-K.

10.6*(a)  Service Agreement dated November 28, 1995 between Pall
          Deutschland GmbH Holding and Gerhard Friedrich Weich, filed as Exhibit 10.10 to the 1996 10-K.

10.7*(a)  Employment Agreement dated February 1, 1992 between the
          Registrant and Arnold Weiner, filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 1, 1992 (the "1992 10-K").

10.8*(a) Amendment dated July 19, 1993 to Employment Agreement dated February 1, 1992 between the Registrant and Arnold Weiner, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (the "1993 10-K").




* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                              19
                                                                       Page
 Exhibit                                                               of 1998
 Number             Description of Exhibit                             Form 10-K

10.9*(a)  Second Amendment dated August 1, 1995 to Employment
          Agreement dated February 1, 1992 between the Registrant and Arnold Weiner, filed as Exhibit 10.13 to the 1996 10-K.

10.10*(a) Third Amendment dated October 6, 1997 to Employment
          Agreement dated February 1, 1992 between the Registrant and Arnold Weiner, filed as Exhibit 10.12 to the 1997 10-K.

10.11(a)  Fourth Amendment dated August 1, 1998 to Employment              43-47
          Agreement dated  February 1, 1992 between the
          Registrant and Arnold Weiner.

10.12*(a) Employment Agreement dated February 1, 1992 between the
          Registrant and Samuel Wortham, filed as Exhibit 10.15 to the 1992 10-K.

10.13*(a) Amendment dated July 19, 1993 to Employment Agreement dated
          February 1, 1992 between the Registrant and Samuel Wortham, filed as Exhibit 10.4 to the 1993 10-K.

10.14*(a) Second Amendment dated August 1, 1995 to Employment
          Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as Exhibit 10.16 to the 1996 10-K.

10.15(a)  Third Amendment dated August 1, 1998 to Employment Agreement dated February 1, 1992 between the Registrant and Samuel
          Wortham.                                                         48-53

10.16*(a) Employment Agreement dated August 1, 1994 between the
          Registrant and Peter Cope, filed as Exhibit 10.13 to the 1994 10-K.

10.17*(a) Amendment dated August 1, 1995 to Employment Agreement dated
          August 1, 1994 between the Registrant and Peter Cope, filed as Exhibit 10.18 to the 1996 10-K.

10.18(a)  Second Amendment dated August 1, 1998 to Employment
          Agreement dated August 1, 1994 between the Registrant and
          Peter Cope.                                                      54-59

10.19*(a) Employment Agreement dated August 1, 1994 between the
          Registrant and Robert Simkins, filed as Exhibit 10.14 to the 1994 10-K.

10.20*(a) Amendment dated August 1, 1995 to Employment Agreement dated
          August 1, 1994 between the Registrant and Robert Simkins, filed as Exhibit 10.20 to the 1996 10-K.






* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                       Page
 Exhibit                                                               of 1998
 Number             Description of Exhibit                             Form 10-K

10.21(a)  Second Amendment dated August 1, 1998 to Employment
          Agreement dated August 1, 1994 between the Registrant and
          Robert Simkins.                                                  60-65

10.22*(a) Employment Agreement dated September 26, 1994 between the
          Registrant and Donald B. Stevens, filed as Exhibit 10.17 to the 1994 10-K.

10.23*(a) Amendment dated August 1, 1995 to Employment Agreement dated
          September 26, 1994 between the Registrant and Donald B.
          Stevens, filed as Exhibit 10.24 to the 1996 10-K.

10.24(a)  Second Amendment dated August 1, 1998 to Employment
          Agreement dated September 26, 1994 between the Registrant
          and Donald B. Stevens.                                           66-71

10.25*(a) Employment Agreement dated August 5, 1996 between the
          Registrant and Paul Kohn, filed as Exhibit 10.25 to the 1996
          10-K.

10.26(a)  First Amendment dated August 1, 1998 to Employment Agreement
          dated August 5, 1996 between the Registrant and Paul Kohn.       72-76

10.27*(a) Employment Agreement made as of January 5, 1998 between the
          Registrant and John Adamovich, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 1997.

10.28*(a) Employment Agreement made as of January 12, 1998 between the
          Registrant and Steven Chisolm, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998.

10.29(a)  First Amendment dated August 1, 1998 to Employment Agreement dated January 12, 1998 between the Registrant and Steven
          Chisolm.                                                         77-82

10.30(a)  Employment Agreement made as of August 1, 1998 between the
          Registrant and Charles R. Grimm.                                83-102

10.31(a)  Service Agreement dated August 1, 1998 between Pall Europe
          Limited and Marcus Albert Wilson.                              103-114

10.32*(a) Pall Corporation Supplementary Profit Sharing Plan as amended and restated February 15, 1995, filed as Exhibit
          10.26 to the 1996 10-K.

10.33*(a) Pall Corporation Supplementary Pension Plan (As amended effective
          October 6, 1997), filed as Exhibit 10.25 to the 1997 10-K.

10.34*(a) Pall Corporation Profit Sharing Plan, as amended and restated as of January 1, 1997, filed as Exhibit 10.26 to the 1997 10-K.






* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                       Page
 Exhibit                                                               of 1998
 Number             Description of Exhibit                             Form 10-K

10.35*(a) Pall Corporation 1993 Stock Option Plan, filed as Exhibit
          10.22 to the 1993 10-K.

10.36*(a) Pall Corporation 1991 Stock Option Plan, filed as Exhibit
          10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 3, 1991 (the "1991 10-K").

10.37*(a) Pall Corporation 1988 Stock Option Plan, as amended through
          October 8, 1991, filed as Exhibit 10.32 to the 1991 10-K.

10.38*(a) Pall Corporation Stock Option Plan for Non-Employee
          Directors, filed as Exhibit 10.26 to the Registrant's Form 10-Q for the quarterly period ended October 28, 1995.

10.39*(a) Pall Corporation 1995 Employee Stock Option Plan, filed as
          Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended October 28, 1995.

10.40*(a) Principal Rules of the Pall Supplementary Pension Scheme, filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1995 (the "1995 10-K").

10.41*(a) Pall Deutschland GmbH Holding, Concept Of An Additional
          Pension Plan For Senior Executives, filed as Exhibit 10.35 to the 1996 10-K.

13        Annual Report to Shareholders for the year ended August 1,
          1998                                                           115-160

21        Subsidiaries of Pall Corporation.                                  161

23        Consent of Independent Auditors.                                   162

27        Financial Data Schedule (only filed electronically).





* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.