Form 10-Q
period 1998-10-31
PALL CORP
filed 1998-12-15
CIK 75829

                                                                             -1-
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 1998

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


At December 7, 1998, 124,417,033 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------

COVER SHEET                                                                    1

INDEX TO FORM 10-Q                                                             2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

                  Condensed consolidated balance sheets - October 31, 1998
                  and August 1, 1998                                           3

                  Condensed consolidated statements of earnings -
                  three months ended October 31, 1998 and November 1, 1997     4

                  Condensed consolidated statements of cash flows -
                  three months ended October 31, 1998 and November 1, 1997     5

                  Notes to condensed consolidated financial statements         6

   Item 2. Management's discussion and analysis of financial condition and
                  results of operations                                        7


PART II. OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K                                   11


SIGNATURES                                                                    11

EXHIBIT INDEX                                                                 12

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                     (in thousands)
                                                                              October 31,           August 1,
                          ASSETS                                                 1998                1998
                                                                              -----------         -----------
Current Assets:
   Cash and cash equivalents                                                  $    23,792         $    12,125
   Short-term investments                                                          22,300              16,800
   Accounts receivable, net of allowances
     for doubtful accounts of $6,552
     and $5,879, respectively                                                     287,962             291,535
   Inventories - Note 2                                                           245,472             227,254
   Taxes receivable                                                                 5,520               6,941
   Deferred income taxes                                                           18,000              15,915
   Other                                                                           35,956              31,919
                                                                              -----------         -----------
                  Total Current Assets                                            639,002             602,489
Property, plant and equipment, net of
   accumulated depreciation of $422,407
   and $399,821, respectively                                                     529,156             520,592
Other assets                                                                      220,280             223,838
                                                                              -----------         -----------
                    Total Assets                                              $ 1,388,438         $ 1,346,919
                                                                              ===========         ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                                                     $   155,647         $   134,615
   Accounts payable                                                                59,469              66,773
   Accrued liabilities:
       Salaries and commissions                                                    41,126              39,998
       Other                                                                       73,589              61,271
                                                                              -----------         -----------
                                                                                  114,715             101,269

   Income taxes                                                                    21,209              21,939
   Current portion of long-term debt                                               54,385              50,292
   Dividends payable                                                               19,279              19,202
                                                                              -----------         -----------
                  Total Current Liabilities                                       424,704             394,090
Long-term debt, less current portion                                              112,860             111,469
Deferred income taxes                                                              20,893              21,514
Other non-current liabilities                                                      56,605              54,231
                                                                              -----------         -----------
                  Total Liabilities                                               615,062             581,304
                                                                              -----------         -----------
Stockholders' Equity:
   Common stock, $.10 par value                                                    12,796              12,796
   Capital in excess of par value                                                  92,893              92,893
   Retained earnings                                                              756,477             764,927
   Treasury stock, at cost                                                        (77,504)            (87,281)
   Stock option loans                                                              (7,472)             (7,140)
   Accumulated other comprehensive income (loss):
        Foreign currency translation adjustment                                     2,121             (10,416)
        Minimum pension liability                                                  (4,082)             (4,062)
        Unrealized investment (losses) gains                                       (1,853)              3,898
                                                                              -----------         -----------
                                                                                   (3,814)            (10,580)

                  Total Stockholders' Equity                                      773,376             765,615
                                                                              -----------         -----------
                  Total Liabilities and
                    Stockholders' Equity                                      $ 1,388,438         $ 1,346,919
                                                                              ===========         ===========


     See accompanying Notes to Condensed Consolidated Financial Statements

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                          (in thousands,
                                      except per share data)

                                       Three Months Ended
                                    ------------------------
                                    Oct. 31,         Nov. 1,
                                      1998            1997
                                    --------        --------
Net sales                           $249,850        $237,351

Costs and expenses:
   Cost of sales                     115,773         105,611
   Selling, general and
     administrative expenses          96,887          90,987
   Research and development           14,935          14,190
   Interest expense, net               2,948             988
                                    --------        --------
Total costs and expenses             230,543         211,776

Earnings before income taxes          19,307          25,575
Income taxes                           4,827           7,161
                                    --------        --------
Net earnings                        $ 14,480        $ 18,414
                                    ========        ========
Earnings per share
      Basic                         $   0.12        $   0.15
      Diluted                       $   0.12        $   0.14

Dividends declared per share        $  0.155        $  0.140

Average number of shares
   outstanding
      Basic                          124,107         126,956
      Diluted                        124,618         127,609

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           (in thousands)
                                                         Three Months Ended
                                                      -------------------------
                                                      Oct. 31,          Nov. 1,
                                                        1998             1997
                                                      --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 37,000         $ 57,159

INVESTING ACTIVITIES:
  Investments and licenses                              (4,246)          (6,171)
  Capital expenditures                                 (15,800)         (20,276)
  Disposals of fixed assets                              1,099              214
  Short-term investments                                (5,500)         (12,900)
                                                      --------         --------
NET CASH USED BY INVESTING ACTIVITIES                  (24,447)         (39,133)

FINANCING ACTIVITIES:
  Net short-term borrowings (repayments)                17,001          (24,808)
  Long-term borrowings                                     396           59,044
  Payments on long-term debt                            (5,858)          (1,400)
  Net proceeds from exercise of stock options           16,165            1,494
  Purchase of treasury stock                           (10,000)         (39,017)
  Dividends paid                                       (19,202)              --
                                                      --------         --------
NET CASH  USED BY FINANCING ACTIVITIES                  (1,498)          (4,687)
                                                      --------         --------
CASH FLOW FOR PERIOD                                    11,055           13,339

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          12,125           17,972

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    612              122
                                                      --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 23,792         $ 31,433
                                                      ========         ========

Supplemental disclosures:
   Interest paid (net of amount capitalized)          $  4,152         $  1,851
   Income taxes paid (net of refunds)                    4,697           11,024


     See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

   The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly (i) the financial position of the Company at October 31, 1998 and August 1, 1998, (ii) the results of its operations for the three months ended October 31, 1998 and November 1, 1997, and (iii) its cash flows for the three months ended October 31, 1998 and November 1, 1997. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1998.


NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:

                                                     (in thousands)
                                                 Oct. 31,        Aug. 1,
                                                  1998            1998
                                                --------        --------
            Raw materials and components        $ 99,055        $ 95,861
            Work-in-process                       30,307          24,168
            Finished goods                       116,110         107,225
                                                --------        --------
            Total inventory                     $245,472        $227,254
                                                ========        ========


NOTE 3 - NEW ACCOUNTING STANDARD

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. Total comprehensive income for the three months ended October 31, 1998 and November 1, 1997 was comprised of the following:


                                                           Oct. 31,          Nov. 1
                                                             1998             1997
                                                           --------         --------
Net income                                                 $ 14,480         $ 18,414

Foreign currency translation adjustment, net of tax
     $255 and $346, respectively                             12,537            6,563

Minimum pension liability adjustment, net of
     tax benefit $11 and $7, respectively                       (20)             (13)

Unrealized investment loss, net of tax
     benefit  $3,096 and $65, respectively                   (5,751)            (171)
                                                           --------         --------

Total comprehensive income                                 $ 21,246         $ 24,793
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

I. Results of Operations

Sales for the quarter were $250 million, an increase of 5 1/2%, compared to $237 million last year. Negative effects of exchange rates and price reductions reduced sales by 1/2% and 1%, respectively; excluding these, sales would have increased by 7%. The acquisition of Rochem in the second quarter of the prior fiscal year increased current quarter sales by about $8 million. A detailed summary of sales by industry and geographic segments is given below.

Sales by Market
($ = 000)

                                        FIRST QUARTER ENDED
                                     -------------------------                        EXCHANGE             % CHANGE
                                      OCT. 31,         NOV. 1,             %          RATE                 IN LOCAL
                                        1998            1997            CHANGE        DIFFERENCE           CURRENCY
                                        ----            ----            ------        ----------           --------
Medical                              $ 60,050        $ 54,544              10         $   (237)              10 1/2
BioPharmaceuticals                     71,178          67,081               6             (104)               6 1/2
                                     --------        --------                           ------
Total Health Care                     131,228         121,625               8             (341)               8

Aerospace                              29,901          25,782              16              171               15 1/2
Industrial Hydraulics                  30,371          30,367              --              (35)              --
                                     --------        --------                           ------
Total Aeropower                        60,272          56,149               7 1/2          136                7

Microelectronics                       11,698          22,251             (47 1/2)        (567)             (45)
Industrial Process                     46,652          37,326              25             (776)              27
                                     --------        --------                           ------
Total
  Fluid Processing                     58,350          59,577              (2)          (1,343)              --
                                     --------        --------                           ------
Total                                $249,850        $237,351               5 1/2       (1,548)               6
                                     --------        --------                           ------

Sales by Geographic Region
($ = 000)

                 FIRST QUARTER ENDED
               ----------------------                  EXCHANGE        % CHANGE
                OCT. 31,      NOV. 1,        %         RATE             IN LOCAL
                  1998         1997        CHANGE      DIFFERENCE       CURRENCY
                  ----         ----        ------      ----------       --------
Asia           $ 37,297     $ 45,121      (17 1/2)      $(4,530)        (7 1/2)
Europe           99,662       80,327       24             3,282         20
Western
  Hemisphere    112,891      111,903        1              (300)         1
               --------     --------                    -------
Total          $249,850     $237,351        5 1/2        (1,548)         6
               --------     --------                    -------

In local currency, sales in the Health Care market increased by 8%, led by a 10 1/2% increase in the Medical segment; blood filter sales, a major portion of this segment, increased 11% after a rebate to the American Red Cross (ARC) under a new two-year agreement. The increase in blood filter sales reflects movement in the U.S. and several European countries towards 100% leukocyte depletion of blood. BioPharmaceuticals sales increased 6 1/2%. The growth in this segment was led by the Specialty Materials division where sales increased by 24%. By geography, total Health Care sales in each region increased by about 8%.

Sales in the Aeropower market increased by 7% led by strong growth of 15 1/2% in the Aerospace segment; Commercial Aerospace sales grew 19% and sales to Military customers increased nearly 10%. Sales were flat in the Industrial Hydraulics segment, which tends to be cyclical. By geography, Aeropower sales in Europe increased by 18%, Western Hemisphere sales increased marginally and Asia, which represents a small portion of the total, declined by 5%.

Sales in the Fluid Processing market were flat due to the downturn in the Microelectronics segment, where sales declined by 45%. Sales in the Industrial Process segment increased by 27%, due to increased sales in the Hydrocarbon, Chemical and Polymer markets and the acquisition of Rochem, which accounted for 22% of the increase. By geography, Fluid Processing sales increased by 61% in Europe (excluding Rochem the increase was 6 1/2%), while sales in the Western Hemisphere and Asia each declined by approximately 20%.

Quarter-on-quarter, cost of sales as a percentage of sales increased by nearly 2%, mainly as a result of the ARC rebate discussed above, Hurricane Georges, which increased our costs in Puerto Rico, as well as changes in product mix. Net interest expense increased nearly $2 million, reflecting higher debt levels due to the purchase of Rochem in last year's second quarter and stock buy-backs. Pretax margins declined by 3% for the reasons mentioned above. The tax rate for the current quarter was 25% compared to 28% in the same period last year. The reduction in the tax rate reflects the increase in products manufactured in Puerto Rico and Ireland, which have lower tax rates. For the quarter, earnings per share on a diluted basis were 12 cents compared to 14 cents last year.

II. Liquidity and Capital Resources

The Company's balance sheet is affected by the spot exchange rates used at the end of the quarter. In local currency, accounts receivable declined by $18 million as sales in the current quarter were lower than the previous quarter. Inventory in local currency is up $8 million. This build-up is normal in the anticipation of sales for the remainder of the year. In local currency, debt and short-term borrowings, net of cash and short-term investments, are about the same as at the beginning of the year.

For the quarter, capital expenditures were $16 million and depreciation and amortization expense was $20 million. During the quarter, the Company acquired assets of its distributor in Argentina for approximately $4 million. The Company also bought back an additional $10 million of its common stock during the quarter. The Company expects to complete the purchase of the remaining $55 million authorized under its current buy-back program during the remainder of fiscal year 1999.

III. Other Matters

Compliance With Year 2000

Since 1996, the Company has been assessing the impact that the Year 2000 issue will have on its information systems. In response to these assessments, the Company developed a plan to inventory critical systems and develop solutions to those systems that are found to have date-related deficiencies. Project plans call for the completion of the solution implementation phase and testing of those solutions prior to any anticipated impact on our systems. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have a material impact on its financial statements. At the current time, the Company expects that its critical systems and applications will be compliant by the end of fiscal 1999 and it estimates that the expenditures necessary to achieve compliance will not be material to its financial statements.

The Company is also surveying critical suppliers, service providers and distributors to determine the status of their Year 2000 compliance programs. The Company's reliance on suppliers, service providers and distributors, and therefore, proper functioning of their information systems and software means that failure by such suppliers, service providers and distributors to address their own Year 2000 issues could have a material impact on the Company's plan to achieve Year 2000 compliance and therefore, its financial statements.

New European Currency

A new European currency (Euro) is planned for introduction in January 1999 to replace the separate currency of eleven individual countries. This will entail changes in our operations as we modify systems and commercial arrangements to deal with the new currency. Modifications will be necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems. A three-year transition period is expected during which transactions can be made in the legacy currencies. This may require dual currency processes for our operations. We have identified issues involved and are developing and implementing solutions. The cost of this effort is not expected to have a material effect on our business or results of operations. There is no guarantee, however, that all problems will be foreseen and corrected, or that no material disruption of our business will occur. The conversion to the Euro may have competitive implications on our pricing and marketing strategies; however, any such impact is not known at this time.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          See the Exhibit Index immediately following this page.

     (b) Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the three months ended October 31, 1998.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PALL CORPORATION

 December  15, 1998                              /s/ John Adamovich, Jr.
----------------------------                     ------------------------------
     Date                                        John Adamovich, Jr.
                                                 Chief Financial Officer
                                                   and Treasurer


 December  15, 1998                              /s/ Viraj J. Patel
----------------------                           ------------------------------
     Date                                        Viraj J. Patel
                                                 Chief Corporate
                                                   Accountant

                    Exhibit Index
                    ------------------

Exhibit
Number              Description of Exhibit
-------------       ------------------------------
3(i)*               Restated  Certificate of  Incorporation of the Registrant as
                    amended  through  November 23,  1993, filed as  Exhibit 3(i)
                    to the  Registrant's  Annual  Report  on Form  10-K  for the
                    fiscal year ended July 30, 1994.

3(ii)* By-Laws of the Registrant as amended on October 9, 1998, filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 2, 1998.

10.1(a)             1991 Stock  Option Plan (as amended  effective  November 19,
                    1998).

10.2(a)             1993 Stock  Option Plan (as amended  effective  November 19,
                    1998).

10.3(a)             1995  Employee  Stock  Option  Plan  (as  amended  effective
                    November 19, 1998).

10.4*(a)            1998  Employee  Stock  Option  Plan,  filed as exhibit 99 to
                    the Registrant's   Registration   Statement  on   Form   S-8
                    (Registration No. 333-68371).

10.5(a) Stock Option Plan for Non-Employee Directors (as amended effective November 19, 1998).

27                  Financial Data Schedule (only filed electronically).


*     Incorporated herein by reference.

(a)   Management contract or compensatory plan or arrangement.