Form 10-Q
period 1999-01-30
PALL CORP
filed 1999-03-16
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 30, 1999

Commission File No. 1-4311

                                PALL CORPORATION

Incorporated in New York State                         I.R.S. Employer Identifi-
                                                          cation # 11-1541330

                 2200 Northern Boulevard, East Hills, N.Y. 11548
                         Telephone Number (516) 484-5400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

At March 8, 1999, 124,643,311 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------

COVER SHEET                                                                    1

INDEX TO FORM 10-Q                                                             2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

            Condensed consolidated balance sheets - January  30, 1999
             and August 1, 1998                                                3

            Condensed consolidated statements of earnings -
             three months and six months ended January 30, 1999
             and January 31, 1998                                              4

            Condensed consolidated statements of cash flows -
             six months ended January 30, 1999 and January 31, 1998            5

            Notes to condensed consolidated financial statements               6

   Item 2. Management's discussion and analysis of financial condition and
             results of operations                                             8

PART II. OTHER INFORMATION

   Item 4. Submission of matters to a vote of security holders                14

   Item 6. Exhibits and reports on Form 8-K                                   14

SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                              (in thousands)
                                                        January 30,      August 1,
                  ASSETS                                    1999           1998
                                                        -----------    -----------
Current Assets:
   Cash and cash equivalents                            $    15,276    $    12,125
   Short-term investments                                    34,000         16,800
   Accounts receivable, net of allowances
     for doubtful accounts of $6,412
     and $5,879, respectively                               292,191        291,535
   Inventories - Note 2                                     239,867        227,254
   Taxes receivable                                           4,098          6,941
   Deferred income taxes                                     18,500         15,915
   Other                                                     35,792         31,919
                                                        -----------    -----------
                  Total Current Assets                      639,724        602,489
Property, plant and equipment, net of
   accumulated depreciation of $433,445
   and $399,821, respectively                               530,569        520,592
Other assets                                                225,987        223,838
                                                        -----------    -----------
                  Total Assets                          $ 1,396,280    $ 1,346,919
                                                        ===========    ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                               $   201,248    $   134,615
   Accounts payable                                          55,562         66,773
   Accrued liabilities:
       Salaries and commissions                              30,528         39,998
       Other                                                 65,281         61,271
                                                        -----------    -----------
                                                             95,809        101,269

   Income taxes                                              16,283         21,939
   Current portion of long-term debt                         54,194         50,292
   Dividends payable                                         19,952         19,202
                                                        -----------    -----------
                  Total Current Liabilities                 443,048        394,090
Long-term debt, less current portion                        109,753        111,469
Deferred income taxes                                        22,655         21,514
Other non-current liabilities                                55,833         54,231
                                                        -----------    -----------
                  Total Liabilities                         631,289        581,304
                                                        -----------    -----------
Stockholders' Equity:
   Common stock, $.10 par value                              12,796         12,796
   Capital in excess of par value                            92,893         92,893
   Retained earnings                                        751,295        764,927
   Treasury stock, at cost                                  (74,934)       (87,281)
   Stock option loans                                        (8,829)        (7,140)
   Accumulated other comprehensive (loss) income:
        Foreign currency translation adjustment              (3,581)       (10,416)
        Minimum pension liability                            (4,095)        (4,062)
        Unrealized investment (losses) gains                   (554)         3,898
                                                        -----------    -----------
                                                             (8,230)       (10,580)

                  Total Stockholders' Equity                764,991        765,615
                                                        -----------    -----------
                  Total Liabilities and
                  Stockholders' Equity                  $ 1,396,280    $ 1,346,919
                                                        ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                            (in thousands,           (in thousands,
                                        except per share data)   except per share data)

                                          Three Months Ended        Six Months Ended
                                        ---------------------    ---------------------
                                         Jan. 30,    Jan. 31,     Jan. 30,    Jan. 31,
                                           1999        1998         1999        1998
                                        ---------   ---------    ---------   ---------
Net sales                               $ 278,255   $ 259,004    $ 528,105   $ 496,355

Costs and expenses:
   Cost of sales                          129,564     115,384      245,337     220,995
   Selling, general and
     administrative expenses              105,684      97,626      202,571     188,613
   Research and development                15,034      14,565       29,969      28,755
   Other (income) expenses, net                 -      (7,778)           -      (7,778)
   Interest expense, net                    3,035       1,728        5,983       2,716
                                        ---------   ---------    ---------   ---------
Total costs and expenses                  253,317     221,525      483,860     433,301

Earnings before income taxes               24,938      37,479       44,245      63,054
Income taxes                                6,234       9,933       11,061      17,094
                                        ---------   ---------    ---------   ---------
Net earnings                            $  18,704   $  27,546    $  33,184   $  45,960
                                        =========   =========    =========   =========
Earnings per share:
      Basic                                 $0.15       $0.22        $0.27       $0.37
      Diluted                               $0.15       $0.22        $0.27       $0.36

Dividends declared per share               $0.160      $0.155       $0.315      $0.295

Average number of shares outstanding:
      Basic                               124,595     124,714      124,339     125,861
      Diluted                             125,067     125,461      124,831     126,561

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             (in thousands)
                                                            Six Months Ended
                                                         ----------------------
                                                          Jan.30,       Jan.31,
                                                           1999          1998
                                                         --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 43,884      $ 66,070

INVESTING ACTIVITIES:
  Investments and licenses                                 (9,435)      (19,162)
  Capital expenditures                                    (36,251)      (37,058)
  Disposals of fixed assets                                 1,198           796
  Short-term investments                                  (17,200)      (20,200)
                                                         --------      --------
NET CASH USED BY INVESTING ACTIVITIES                     (61,688)      (75,624)

FINANCING ACTIVITIES:
  Net short-term borrowings                                64,305        37,047
  Long-term borrowings                                      2,960        60,576
  Payments on long-term debt                              (11,524)       (4,380)
  Net proceeds from exercise of stock options              33,445         2,605
  Purchase of treasury stock                              (30,000)      (74,999)
  Dividends paid                                          (38,481)      (17,801)
                                                         --------      --------
NET CASH  PROVIDED  BY FINANCING ACTIVITIES                20,705         3,048
                                                         --------      --------
CASH FLOW FOR PERIOD                                        2,901        (6,506)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             12,125        17,972

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       250          (652)
                                                         --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 15,276      $ 10,814
                                                         ========      ========

Supplemental disclosures:
   Interest paid (net of amount capitalized)             $  8,081      $  5,156
   Income taxes paid (net of refunds)                      13,449        12,133

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

      The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods presented herein. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report on Form 10-K for the fiscal year ended August 1, 1998.

NOTE 2 - INVENTORIES

      The major classes of inventory are as follows:

                                                             (in thousands)
                                                       Jan. 30,          Aug. 1,
                                                         1999             1998
                                                       -------------------------
Raw materials and components                           $ 94,371         $ 95,861
Work-in-process                                          28,718           24,168
Finished goods                                          116,778          107,225
                                                       -------------------------
Total inventory                                        $239,867         $227,254
                                                       =========================

NOTE 3 - COMPREHENSIVE INCOME

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. Total comprehensive income for the three months and six months ended January 30, 1999 and January 31, 1998 was comprised of the following:

                                                               (in thousands)
                                                Three months ended       Six months ended
                                               Jan. 30,    Jan. 31,    Jan. 30,    Jan. 31,
                                                 1999        1998        1999        1998
                                               --------    --------    --------    --------
Net income                                     $ 18,704    $ 27,546    $ 33,184    $ 45,960

Foreign currency translation adjustment          (6,067)    (11,497)      6,724      (4,589)
Income taxes                                        365         337         111          (8)
                                               --------    --------    --------    --------
Foreign currency translation adjustment, net     (5,702)    (11,160)      6,835      (4,597)

Minimum pension liability adjustment                (20)        684         (50)        664
Income taxes                                          7        (239)         17        (232)
                                               --------    --------    --------    --------
Minimum pension liability adjustment, net           (13)        445         (33)        432

Unrealized investment gains (losses)              1,999         (58)     (6,848)       (164)
Income taxes                                       (700)        (63)      2,396        (128)
                                               --------    --------    --------    --------
Unrealized investment  gains (losses), net        1,299        (121)     (4,452)       (292)

Total comprehensive income                     $ 14,288    $ 16,710    $ 35,534    $ 41,503
                                               ========    ========    ========    ========

Note 4 - OTHER MATTERS

In March 1999, the Company announced that it will be restructuring its business with targeted payroll and expense cost reductions of over $50 million annually. The restructuring will involve all parts of the Company and is expected to include some relocations and consolidations in manufacturing locations, the closure of ancillary facilities, and changes in product distribution throughout Europe. Employment levels globally are expected to be reduced by a minimum 350 people or about 4% of the Company's workforce. The Company will take a one-time charge in the third quarter as part of the restructuring.

The Company bought back an additional $10 million and $20 million of its common stock during the first and second quarters, respectively and expects to complete the purchase of the remaining $35 million authorized under its current buy-back program during calendar year 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion & analysis may contain "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. In addition to foreign exchange rates, such risks and uncertainties include, but are not limited to, regulatory approval, market acceptance of new technologies, economic conditions and market demand.

I. Results of Operations

Sales for the quarter were $278 million, an increase of 7 1/2%, compared to $259 million last year. Exchange rates and acquisitions increased sales by 3% and 2%, respectively. Sales for the six months increased 6 1/2% while exchange rates and businesses acquired increased sales by 1% and 2 1/2%, respectively. Price reductions reduced six months sales by about 1%. A detailed summary of sales by industry and geographic segments is given below.

Sales by Market
($ = 000)

                       SECOND QUARTER ENDED
                       --------------------             EXCHANGE     % CHANGE
                        JAN. 30,   JAN. 31,        %    RATE         IN LOCAL
                            1999       1998     CHANGE  DIFFERENCE   CURRENCY
-----------------------------------------------------------------------------
Medical                 $ 66,039   $ 62,638      5 1/2   $  1,497      3
BioPharmaceuticals        82,223     69,218     19          1,791     16
                        --------   --------              --------
Total Health Care        148,262    131,856     12 1/2      3,288     10

Aerospace                 32,061     30,966      3 1/2        662      1 1/2
Industrial Hydraulics     32,651     32,609     --            844     (2 1/2)
                        --------   --------              --------
Total Aeropower           64,712     63,575      2          1,506       (1/2)

Microelectronics          14,202     22,996    (38)           650    (41)
Industrial Process        51,079     40,577     26          1,531     22
                        --------   --------              --------
Total
  Fluid Processing        65,281     63,573      2 1/2      2,181       (1/2)
                        --------   --------              --------

TOTAL                   $278,255   $259,004      7 1/2   $  6,975      4 1/2
                        --------   --------              --------

                          SIX MONTHS ENDED
                        --------------------               EXCHANGE     % CHANGE
                        JAN. 30,    JAN. 31,         %     RATE         IN LOCAL
                          1999        1998        CHANGE   DIFFERENCE   CURRENCY
--------------------------------------------------------------------------------
Medical                 $126,089    $117,182       7 1/2    $  1,260      6 1/2
BioPharmaceuticals       153,401     136,299      12 1/2       1,687     11 1/2
                        --------    --------                --------
Total Health Care        279,490     253,481      10 1/2       2,947      9

Aerospace                 61,962      56,748       9             833      7 1/2
Industrial Hydraulics     63,022      62,976      --             809     (1)
                        --------    --------                --------
Total Aeropower          124,984     119,724       4 1/2       1,642      3

Microelectronics          25,900      45,247     (43)             83    (43)
Industrial Process        97,731      77,903      25 1/2         755     24 1/2
                        --------    --------                --------
Total
  Fluid Processing       123,631     123,150         1/2         838       (1/2)
                        --------    --------                --------

TOTAL                   $528,105    $496,355       6 1/2    $  5,427      5 1/2
                        --------    --------                --------

Sales by geographic region
($ = 000)

                   SECOND QUARTER ENDED
                   --------------------                 EXCHANGE        % CHANGE
                  JAN. 30,      JAN. 31,         %      RATE            IN LOCAL
                    1999          1998        CHANGE    DIFFERENCE      CURRENCY
--------------------------------------------------------------------------------
Asia              $ 45,412      $ 42,415       7          $ 2,278         1 1/2
Europe             112,050        90,866      23 1/2        4,899        18
Western
  Hemisphere       120,793       125,723      (4)            (202)       (4)
                  --------      --------                  -------

TOTAL             $278,255      $259,004       7 1/2      $ 6,975         4 1/2
                  --------      --------                  -------

                    SIX MONTHS ENDED
                    ----------------                      EXCHANGE      % CHANGE
                  JAN. 30,      JAN. 31,      %           RATE          IN LOCAL
                    1999          1998        CHANGE      DIFFERENCE    CURRENCY
--------------------------------------------------------------------------------
Asia              $ 82,709      $ 87,536      (5 1/2)      $(2,252)      (3)
Europe             211,712       171,193      23 1/2         8,181       19
Western
  Hemisphere       233,684       237,626      (1 1/2)         (502)      (1 1/2)
                  --------      --------                   -------

TOTAL             $528,105      $496,355       6 1/2       $ 5,427        5 1/2
                  --------      --------                   -------

For the quarter, the Health Care segment's sales increased 10% in local currency. This increase was fueled by sales growth of 16% in the BioPharmaceuticals market as the Medical market sales were up only 3%. Each BioPharmaceuticals submarket experienced double-digit growth during the quarter (Pharmaceuticals 16%; Food & Beverage 13%; and Specialty Materials 25%). Sales growth in the Medical market was sluggish as blood filter sales continue to move from the hospitals to the blood centers. Sales to blood centers were up 32% while sales to hospitals declined by 19%. Even with this decline, sales to hospitals of $21 million were 47% of total blood filter sales in the quarter. By geography, sales to blood centers in Europe increased by 48%. In the US they increased by 26% as the Company continues to see momentum towards universal blood filtration. Many countries in Europe have already mandated universal blood filtration.

Sales in the Aeropower segment were relatively flat. Sales in the Aerospace market increased 1 1/2% as Military sales increased by 12% while commercial aerospace sales declined by 6 1/2%. The decrease in commercial aerospace sales is the reverse of what we have seen in the past several quarters. In the US, Aerospace sales increased by 4 1/2% but declined by 4% in Europe. Sales in the Industrial Hydraulics market decreased by 2 1/2% mostly due to sales decline in the US by 22%. Industrial Hydraulics is a cyclical business and the market is currently anemic. Additionally, the decline was partly due to a change in the Company's distribution practices relating to delivery and inventory levels.

Sales in the Fluid Processing segment decreased by 1/2% in the quarter as the decline in the Microelectronics sales of 41% continued to affect this segment's performance. Sales in the Industrial Process market increased by 22%, assisted by the acquisition of Rochem last year and increased sales in the refinery market.

By geography, sales in Europe increased by 18%, led by growth in Fluid Processing 43%, Health Care 19% and Aeropower 4%. The increase in the Fluid Processing sales is primarily driven by Rochem and increased sales in the refinery market. Sales in the Western Hemisphere declined by 4% as this region continued to be affected by lower sales in Microelectronics. Sales in the BioPharmaceuticals market increased by 9% but the Medical market declined by 6%. Sales in Asia increased 1 1/2% with sales to the Health Care segment increasing 22%, however, this region continues to be affected by Microelectronics where sales declined by 33%.

Cost of sales as a percentage of sales increased by 2% for the quarter and six months mainly due to reduced gross margins on blood filter sales to blood centers, and lower margins on Microelectronics and Industrial systems sales. Gross margins on blood filter sales to blood centers are lower than sales to hospitals, whereas pricing pressures in Microelectronics eroded gross margins. The gross margins on Industrial systems are lower as the learning curve has proven more expensive than anticipated on greater sales volume. Net interest expense is higher for the quarter and six months on a comparable basis as the Company's average debt, net of cash and short-term investments, was also higher for the same comparable periods. Excluding special items in the second quarter last year, pretax margins for the quarter and six months declined by about 2.5% for the reasons cited above. The underlying tax rate for the six months was 25% compared to 26% last year. The reduction in the tax rate reflects the increase in products manufactured in Puerto Rico and Ireland, which have lower tax rates.

During the second quarter last year, the Company recorded one-time income of $13.5 million from Micron Separations, Inc., which was found to have infringed the Company's Nylon membrane patent. Offset against this income were related legal and professional fees; a settlement, including costs, of $2.5 million with the Department of Defense concerning a long standing disagreement over a sale dating back nearly 10 years; and a write-off of $2.2 million of inventory and equipment due to the acquisition of new technology.

For the quarter and six months earnings per share on a diluted basis were 15 cents and 27 cents compared to 22 cents and 36 cents, respectively. The second quarter of last year included 4 cents per share (after proforma tax effect) of one-time income, net of certain one-time charges as discussed above.

The Company recently announced that it will take a one-time charge related to restructuring its operations in the third quarter. The restructuring relates to all parts of the Company's business and is expected to include changes in distribution practices in Europe, consolidation of manufacturing facilities and closing of ancillary facilities. As a result of this restructuring the Company expects to reduce its employment levels by at least 350 people. The restructuring has targeted payroll and expense reductions of $50 million annually. The Company expects that its current year earnings per share (before one-time charges) will be about 10% to 15% below last year's amounts (before one-time charges)

II. Liquidity and Capital Resources

The Company's balance sheet is affected by the spot exchange rates used at the end of the second quarter for translating local currency amounts into US dollars. In general the local currency amounts have strengthened against the US dollar at the end of the second quarter when compared to the end of last year.

Net cash provided from operating activities has decreased by $22 million mainly as a result of lower net earnings and reduction in accounts payable and accruals. During the last six months the Company acquired the assets of its distributors in Argentina and South Africa for approximately $7 million. The Company also utilized the proceeds received from stock options exercised to buy back an additional $30 million of its common stock. Capital expenditures and depreciation and amortization for the six months were $36 million and $39 million, respectively. In local currency, debt and short-term borrowings, net of cash and short-term investments, increased $34 million. At the end of the quarter, approximately $9 million of accruals related to environmental matters are reflected on the balance sheet.

The Company recently signed an agreement to sell its Well Technology business. It is anticipated that the sale will close during the third quarter. In fiscal

1998 this segment generated $12 million in revenues. The Company decided to sell this business as it does not consider this segment to be part of its core business.

III. Other Matters

Year 2000 Readiness

Since 1996, the Company has been assessing the impact that the Year 2000 (Y2K) issue will have on its information systems. In March 1998, a formal Y2K Committee was established. The Y2K Committee is chaired by the Company's Chief Financial Officer. The Committee has developed a comprehensive plan to enable the Company to achieve Y2K compliance and is responsible to regularly determine that training, guidance and resources, both human and financial, are available to carry out the overall plan on a consistent basis worldwide. Throughout the process, the Committee has utilized the Company's internal audit department and a team of geographic leaders (that report directly to the Committee) and support personnel to visit numerous global locations to conduct training and assess the progress being made toward site readiness.

To date, the Company has inventoried critical systems that may be impacted by Y2K and inquired of those vendors that support its critical systems. Many of the vendors have acknowledged that their current systems are Y2K compliant; however, the Company plans to test certain critical systems to ensure Y2K compliance. (The Company does not plan to test systems of service providers such as banks, the New York Stock Exchange, utility services and similar service providers as it does not have the resources to test their systems). The Company expects to finish the testing during its fourth quarter. Non-critical systems have also been inventoried and, in many cases, tested with a goal of completing the testing of these non-critical systems by the end of the Company's fourth quarter. If these systems are found to be Y2K deficient, then contingency plans call for replacements, upgrades and/or migrating to other available systems. At the current time, the Company expects that its systems will be compliant by the end of fiscal 1999 and it estimates that the expenditures necessary to achieve compliance will not be material to its financial statements.

The Company has also surveyed critical suppliers, service providers and distributors to determine the status of their Y2K compliance programs. The Company's reliance on suppliers, service providers and distributors, and therefore, proper functioning of their information systems and software means that failure by such suppliers, service providers and distributors to address their own Y2K issues could have a material impact on the Company's plan to achieve Y2K compliance.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. Due to the uncertainty inherent in the Y2K problem, the Company is unable to determine, at this time, whether the consequences of Y2K failures will have a material impact on the Company's results of operations. The Y2K project is expected to reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its suppliers, service providers and distributors. The Company believes that, with the completion of the project as scheduled, the possibility of a material interruption of normal operations should be reduced.

New European Currency

A new European currency (Euro) was introduced in January 1999 to replace the separate currency of eleven individual countries. This will entail changes in our operations as we modify systems and commercial arrangements to deal with the new currency. Modifications will be necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems. A three-year transition period is expected during which transactions can be made in the legacy currencies. This may require dual currency processes for our operations. We have identified issues involved and are developing and implementing solutions. The cost of this effort is not expected to have a material effect on our business or results of operations. There is no guarantee, however, that all problems will be foreseen and corrected, or that no material disruption of our business will occur. The conversion to the Euro may have competitive implications on our pricing and marketing strategies; however, any such impact is not known at this time.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The Annual Meeting of Shareholders of the Company was held November 19, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

      (b)   Not required.

      (c) The matters voted upon and the results of the voting were as follows:

            1. Holders of 106,391,662 shares of common stock voted either in person or by proxy for the election of four directors. The number of votes cast for each nominee were as indicated below:

      John H.F. Haskell, Jr.
            For:                    105,782,273       Withheld:         609,389

      Katherine L. Plourde
            For:                    105,760,293       Withheld:         631,369

      Heywood Shelley
            For:                    105,731,695       Withheld:         659,967

      Alan B. Slifka
            For:                    102,828,202       Withheld:       3,563,460

            2. The proposal to adopt the 1998 Employee Stock Option Plan was approved by a vote of 101,997,660 for, 3,815,921 against and 578,081 abstensions.

      (d)   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

                  See the Exhibit Index on page 16.

      (b)   Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the three months ended January 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PALL CORPORATION


 March 16, 1999                                      /s/ John Adamovich, Jr.
----------------                                     --------------------------
     Date                                            John Adamovich, Jr.
                                                     Chief Financial Officer
                                                        and Treasurer


 March 16, 1999                                      /s/ Viraj J. Patel
----------------                                     --------------------------
     Date                                            Viraj J. Patel
                                                     Chief Corporate Accountant

                        Exhibit Index

Exhibit
Number                  Description of Exhibit
-------                 ----------------------
3 (i)*                  Restated Certificate of Incorporation of the Registrant
                        as amended through November 23, 1993, filed as Exhibit 3
                        (i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3 (ii)* By-Laws of the Registrant as amended on October 9, 1998, filed as Exhibit 3 (ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 2, 1998.

27                      Financial Data Schedule (only filed electronically).

*  Incorporated herein by reference.