Form 10-Q
period 1999-05-01
PALL CORP
filed 1999-06-10
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 1, 1999

Commission File No. 1- 4311



                                PALL CORPORATION



Incorporated in New York State                      I.R.S. Employer
                                                    Identification #11-1541330

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


At June 8, 1999, 124,097,307 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                              --------------------

COVER SHEET                                                                  1

INDEX TO FORM 10-Q                                                           2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

             Condensed consolidated balance sheets - May  1, 1999
             and August 1, 1998                                              3

             Condensed consolidated statements of operations -
             three months and nine months ended May 1, 1999
             and May 2, 1998                                                 4

             Condensed consolidated statements of cash flows -
             nine months ended May 1, 1999 and May 2, 1998                   5

             Notes to condensed consolidated financial statements            6

   Item 2. Management's discussion and analysis of financial condition
             and results of operations                                      10


PART II. OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds                        18

   Item 6. Exhibits and reports on Form 8-K                                 21

SIGNATURES                                                                  21

EXHIBIT INDEX                                                               22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                (in thousands)
                                                                        May 1,                   August 1,
                          ASSETS                                         1999                      1998
                                                                     -----------                -----------
Current Assets:
   Cash and cash equivalents                                         $    87,601                $    12,125
   Short-term investments                                                 29,500                     16,800
   Accounts receivable, net of allowances
     for doubtful accounts of $6,867
     and $5,879, respectively                                            289,203                    291,535
   Inventories - Note 2                                                  201,570                    227,254
   Taxes receivable                                                        5,898                      6,941
   Deferred income taxes                                                  20,682                     15,915
   Other                                                                  36,875                     31,919
                                                                     -----------                -----------
                  Total Current Assets                                   671,329                    602,489
Property, plant and equipment, net of
   accumulated depreciation of $421,168
   and $399,821, respectively                                            504,276                    520,592
Other assets                                                             219,591                    223,838
                                                                     -----------                -----------
                    Total Assets                                     $ 1,395,196                $ 1,346,919
                                                                     ===========                ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                                            $   249,831                $   134,615
   Accounts payable                                                       54,460                     66,773
   Accrued liabilities:
       Salaries and commissions                                           49,501                     39,998
       Other                                                              89,456                     61,271
                                                                     -----------                -----------
                                                                         138,957                    101,269

   Income taxes                                                            4,899                     21,939
   Current portion of long-term debt                                      53,804                     50,292
   Dividends payable                                                      19,878                     19,202
                                                                     -----------                -----------
                  Total Current Liabilities                              521,829                    394,090
Long-term debt, less current portion                                     103,496                    111,469
Deferred income taxes                                                     17,229                     21,514
Other non-current liabilities                                             60,504                     54,231
                                                                     -----------                -----------
                  Total Liabilities                                      703,058                    581,304
                                                                     -----------                -----------
Stockholders' Equity:
   Common stock, $.10 par value                                           12,796                     12,796
   Capital in excess of par value                                         92,893                     92,893
   Retained earnings                                                     699,315                    764,927
   Treasury stock, at cost                                               (84,052)                   (87,281)
   Stock option loans                                                     (8,110)                    (7,140)
   Accumulated other comprehensive (loss) income:
        Foreign currency translation adjustment                          (12,839)                   (10,416)
        Minimum pension liability                                         (4,108)                    (4,062)
        Unrealized investment (losses) gains                              (3,757)                     3,898
                                                                     -----------                -----------
                                                                         (20,704)                   (10,580)
                                                                     -----------                -----------
                  Total Stockholders' Equity                             692,138                    765,615
                                                                     -----------                -----------
                  Total Liabilities and
                  Stockholders' Equity                               $ 1,395,196                $ 1,346,919
                                                                     ===========                ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       (in thousands,                      (in thousands,
                                                    except per share data)              except per share data)

                                                      Three Months Ended                  Nine Months Ended
                                                ----------------------------         ---------------------------
                                                  May 1,             May 2,            May 1,             May 2,
                                                  1999               1998              1999               1998
                                                ---------          ---------         ---------          ---------
Net sales                                       $ 299,896          $ 289,171         $ 828,001          $ 785,526

Costs and expenses:
   Cost of sales                                  159,529            122,791           410,633            343,786
   Selling, general and
     administrative expenses                      103,502            101,630           306,073            290,243
   Research and development                        13,452             15,271            43,421             44,026
   Restructuring and other charges, net            64,695             27,000            64,695             19,222
   Interest expense, net                            3,620              2,257             9,603              4,973
                                                ---------          ---------         ---------          ---------
Total costs and expenses                          344,798            268,949           834,425            702,250

(Loss) earnings before income taxes               (44,902)            20,222            (6,424)            83,276
Income taxes                                      (16,579)            12,275            (7,536)            29,369
                                                ---------          ---------         ---------          ---------
Net (loss) earnings                             $ (28,323)         $   7,947         $   1,112          $  53,907
                                                =========          =========         =========          =========
(Loss) earnings per share:
       Basic                                    ($   0.23)         $    0.06         $    0.01          $    0.43
       Diluted                                  ($   0.23)         $    0.06         $    0.01          $    0.43

Average number of shares
   outstanding:
       Basic                                      124,515            124,186           124,380            125,373
       Diluted                                    124,782            124,742           124,797            126,025

Dividends declared per share                    $   0.160          $   0.155         $   0.475          $   0.450

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              (in thousands)
                                                                            Nine Months Ended
                                                                   ----------------------------------
                                                                      May 1,                  May 2,
                                                                      1999                    1998
                                                                   ---------                ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $ 104,395                $ 153,666

INVESTING ACTIVITIES:
  Acquisition of  Rochem, net of cash acquired                            --                  (62,094)
  Investments and licenses                                            (9,376)                 (11,928)
  Sale of Stratapac business                                           5,600                       --
  Capital expenditures                                               (54,062)                 (60,840)
  Disposals of fixed assets                                            2,015                    2,032
  Short-term investments                                             (12,700)                  12,700
  Benefits protection trust                                              (58)                  (4,095)
                                                                   ---------                ---------
NET CASH USED BY INVESTING ACTIVITIES                                (68,581)                (124,225)

FINANCING ACTIVITIES:
  Net short-term borrowings                                          117,174                  (12,422)
  Long-term borrowings                                                 3,703                  119,959
  Payments on long-term debt                                         (17,364)                  (7,559)
  Net proceeds from exercise of stock options                         34,271                    7,095
  Purchase of treasury stock                                         (39,256)                 (74,999)
  Dividends paid                                                     (58,433)                 (37,028)
                                                                   ---------                ---------
NET CASH  PROVIDED/ ( USED)  BY FINANCING ACTIVITIES                  40,095                   (4,954)
                                                                   ---------                ---------
CASH FLOW FOR PERIOD                                                  75,909                   24,487

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        12,125                   17,972

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (433)                  (1,083)
                                                                   ---------                ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  87,601                $  41,376
                                                                   =========                =========

Supplemental disclosures:
   Interest paid (net of amount capitalized)                       $  12,688                $   8,622
   Income taxes paid (net of refunds)                                 17,881                   29,875

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

NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:

                                                       (in thousands)
                                                     May 1,        Aug. 1,
                                                     1999           1998
                                                    ----------------------
           Raw materials and components             $80,513        $95,861
           Work-in-process                           27,145         24,168
           Finished goods                            93,912        107,225
                                                   -----------------------
           Total inventory                         $201,570       $227,254
                                                   =======================



NOTE 3 - COMPREHENSIVE INCOME

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. Total comprehensive income for the three months and nine months ended May 1, 1999 and May 2, 1998 was comprised of the following:

                                                                                     (in thousands)
                                                                    Three months ended              Nine months ended
                                                                  May 1,          May 2,          May 1,          May 2,
                                                                  1999            1998            1999            1998
                                                                --------          ------          ------          ------
Net (loss) earnings                                             ($28,323)        $ 7,947        $ 1,112           $53,907

Foreign currency translation adjustment                           (8,950)          4,822         (2,226)              233
Income taxes                                                        (308)           (101)          (197)             (109)
                                                                --------         -------        -------           -------
Foreign currency translation adjustment, net                      (9,258)          4,721         (2,423)              124

Minimum pension liability adjustment                                 (20)            (15)           (70)              649
Income taxes                                                           7               5             24              (227)
                                                                --------         -------        -------           -------
Minimum pension liability adjustment, net                            (13)            (10)           (46)              422

Unrealized investment (losses) gains                              (4,928)            200        (11,776)               35
Income taxes                                                       1,725             111          4,121               (16)
                                                                --------         -------        -------           -------
Unrealized investment  (losses) gains, net                        (3,203)            311         (7,655)               19

Total comprehensive income                                      ($40,797)        $12,969        ($9,012)          $54,472
                                                                ========         =======        =======           =======

NOTE 4 - RESTRUCTURING AND OTHER CHARGES, NET

During the third quarter of fiscal 1999, the Company announced and implemented a plan to restructure its operations with targeted payroll and expense cost reductions of over $50 million per annum. The Company initiated the restructuring to bring operating costs in line with lower than anticipated gross margins. The major restructuring details are as follows:

o  Consolidation of European inventory warehousing and distribution functions
o  Restructuring of Japanese operations
o  Relocation and consolidation of certain manufacturing
o Rationalization of the research and development and scientific and laboratory services resources
o  Realignment of the Medical division sales forces
o  Discontinuance of certain non-strategic product lines

As a result of the restructuring the Company's global work force will be reduced by approximately 500 people. Through the end of the third quarter more than 300 employees have been terminated with most of the remaining terminations expected to occur before the end of the year. Upon consolidation of the European inventory warehousing and distribution functions and restructuring of the Japanese operations, the Company identified excess inventory that could not be sold within the normal product life cycle. Consequently, the Company wrote-off and will scrap inventory of approximately $14 million. The total cost related to all restructuring related activities resulted in a charge of $44 million in the current quarter.

Along with the restructuring, the Company performed a comprehensive review of its business. Across all business lines, the review identified instances where certain products have been superseded by newer products and some excess inventory that resulted from competitive conditions and adverse changes in product demand. As a result, the Company wrote-off and will scrap approximately $7 million in inventory and provide an incremental reserve of approximately $4 million to reflect current market conditions and shorter product life cycles. The review also identified write-downs of $27 million on certain fixed and other assets, principally to provide for the impairment of certain patents and licenses that are not fully recoverable due to lower than anticipated market potential; and, to reflect further impairment of land and building held for sale and write-off certain redundant fixed assets that will no longer be used.

The Company continues the clean up of contaminated water at its Ann Arbor, Michigan facility that began in fiscal 1998. Costs incurred during this year indicate that the anticipated future costs for remediation will exceed the estimate originally established. As a result, the reserve for future environmental remediation costs has been increased.

A summary of the restructuring and other charges included in the third quarter of fiscal 1999 are presented below.

                                                 Other
                              Restructuring     Charges          Total
                              -------------     -------          -----
Severance                       $18,243         $  --           $18,243
Fixed asset write-offs            4,977          14,208          19,185
Other asset write-offs             --            12,753          12,753
Lease termination costs           2,877            --             2,877
Environmental                      --             6,000           6,000
Other                             4,004           1,633           5,637
                                -------         -------         -------
Sub-totals                       30,101          34,594          64,695
Inventory write-down             13,811          10,927          24,738 (@)
                                -------         -------         -------

Total pretax charges            $43,912         $45,521         $89,433
                                -------         -------         -------
Cash                            $25,124         $ 7,633         $32,757
Non-cash                         18,788          37,888          56,676
                                -------         -------         -------
Total                           $43,912         $45,521         $89,433
                                -------         -------         -------

(@) Amounts included in cost of sales; approximately $21 million of the inventory will be scrapped

During the third quarter of 1999, the Company adopted the AICPA's Statement of Position 98-5, "Reporting the Costs of Start-Up Activities," retroactive to the beginning of the fiscal year. As a result, previously capitalized start-up costs of approximately $5.7 million have been expensed. The effect of adopting this statement resulted in a charge of $1.5 million and $4.2 million in the first and second quarters of fiscal 1999, respectively. Such amounts are included in cost of sales in the accompanying condensed consolidated statements of operations.

The accompanying statements of operations reflect the restructuring and other charges and the adoption of SOP 98-5 discussed above in the following line items:

 Three Months Ended              Restructuring/
    May 1, 1999:                 Other Charges
 ------------------              -------------
 Cost of Sales                     $24,738
 Restructuring and
  other charges                     64,695
                                   -------
                                   $89,433
                                   =======


 Nine Months Ended            Restructuring/   Start-Up
   May 1, 1999:               Other Charges     Costs      Total
------------------            -------------    --------    -----
 Cost of Sales                   $24,738        $5,767    $30,505
 Restructuring and
  other charges                   64,695            --     64,695
                                  ------        ------     ------
                                 $89,433        $5,767    $95,200
                                 -------        ------    -------

Other charges, net for the third quarter last year, represents a $27 million write-off of in-process research and development acquired in connection with the Company's purchase of Rochem. For the nine months, other charges, net includes the $27 million write-off related to Rochem's acquired research and development and non-recurring income of $13.5 million related to the payment by MSI to Pall in settlement of patent litigation, net of certain one-time costs.

NOTE 5 - OTHER MATTERS

The Company completed the sale of its Well Technology Division to Oiltools International Limited (OilTools) during the third quarter. Coincident with this transaction, Oiltools was recapitalized. The recapitalization resulted in a loss of control and, as such, the Company no longer accounts for its investment in OilTools under the equity method. The sales transaction was not material to the Company's financial statements.

The Company purchased an additional $9 million of its shares in the current quarter. To date, in the current fiscal year, it has purchased $40 million of its shares. The Company expects to purchase the remaining $25 million authorized under the current buy-back program during 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis may contain "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current Company expectations and are subject to risks and uncertainties which could cause actual results to differ materially. In addition to foreign exchange rates, such risks and uncertainties include, but are not limited to, regulatory approval, market acceptance of new technologies, economic conditions and market demand.

Results of Operations
---------------------

Sales for the quarter were up 3 1/2% at $300 million compared to $289 million in last year's third quarter. Foreign exchange rates increased sales 1/2% or $2.5 million. In local currency, sales were up 3%. Sales for the nine months grew
5 1/2% to $828 million compared to $786 million reported for the comparable period last year. Foreign exchange added $8 million or 1% to sales for the nine months. Price reductions decreased sales by 1% each during the quarter and for the nine months; this was principally due to a 5% price reduction in the Medical subsegment. A detailed summary of sales by industry and geographic segments is given below.


Sales by Market
($ = 000)
                          THIRD QUARTER ENDED
                          -------------------         EXCHANGE    % CHANGE
                          MAY 1,     MAY 2,    %      RATE        IN LOCAL
                          1999       1998    CHANGE   DIFFERENCE  CURRENCY
---------------------------------------------------------------------------
Medical                 $ 68,362   $ 70,071   (2 1/2)  $  732     (3 1/2)
BioPharmaceuticals        90,006     77,993   15 1/2      617     14 1/2
                        --------   --------            ------
Total Health Care        158,368    148,064    7        1,349      6

Aerospace                 36,881     32,538   13 1/2     (138)    14
Industrial Hydraulics     32,471     34,224   (5)         181     (5 1/2)
                        --------   --------            ------
Total Aeropower           69,352     66,762    4           43      4

Microelectronics          17,936     23,214  (22 1/2)     612    (25 1/2)
Industrial Process        54,240     51,131    6          499      5
                        --------   --------            ------
Total
  Fluid Processing        72,176     74,345   (3)       1,111     (4 1/2)
                        --------   --------            ------

Total                   $299,896   $289,171    3 1/2   $2,503      3
                        --------   --------            ------

                                                                             11
                         NINE MONTHS ENDED
                         -----------------           EXCHANGE    % CHANGE
                         MAY 1,      MAY 2,    %      RATE        IN LOCAL
                         1999        1998    CHANGE   DIFFERENCE  CURRENCY
--------------------------------------------------------------------------
Medical                $194,451   $187,253    4       $1,992       3
BioPharmaceuticals      243,407    214,292   13 1/2    2,304      12 1/2
                       --------   --------            ------
Total Health Care       437,858    401,545    9        4,296       8

Aerospace                98,843     89,286   10 1/2      695      10
Industrial Hydraulics    95,493     97,200   (2)         990      (3)
                       --------   --------            ------
Total Aeropower         194,336    186,486    4        1,685       3 1/2

Microelectronics         43,836     68,461  (36)         695     (37)
Industrial Process      151,971    129,034   18        1,254      17
                       --------   --------            ------
Total
  Fluid Processing      195,807    197,495   (1)       1,949      (2)
                       --------   --------            ------

Total                  $828,001   $785,526    5 1/2   $7,930       4 1/2
                       --------   --------            ------


Sales by Geographic Region
($ = 000)

                THIRD QUARTER ENDED
                -------------------             EXCHANGE     % CHANGE
                 MAY 1,      MAY 2,      %      RATE         IN LOCAL
                  1999        1998     CHANGE   DIFFERENCE   CURRENCY
-----------------------------------------------------------------------

Asia           $ 46,538     $ 45,099    3       $2,646      (2 1/2)
Europe          119,789      108,116   11            4      11
Western
  Hemisphere    133,569      135,956   (2)        (147)     (1 1/2)
               --------     --------            -------
Total          $299,896     $289,171    3 1/2   $2,503       3
               --------     --------            ------


                 NINE MONTHS ENDED
                 -----------------              EXCHANGE     % CHANGE
                 MAY 1,      MAY 2,      %      RATE         IN LOCAL
                  1999        1998     CHANGE   DIFFERENCE   CURRENCY
----------------------------------------------------------------------

Asia           $129,247    $132,635    (2 1/2)  $  394      (3)
Europe          331,501     279,309    18 1/2    8,185      16
Western
  Hemisphere    367,253     373,582    (1 1/2)    (649)     (1 1/2)
               --------    --------             -------
Total          $828,001    $785,526     5 1/2   $7,930       4 1/2
               --------    --------             ------


For the quarter, the growth in the Health Care segment was again led by a strong BioPharmaceuticals subsegment, which grew 14 1/2% in local currency. Within this subsegment, Pharmaceuticals grew 17% and Food and Beverage was up 14%. In the Medical subsegment, sales reduced 3 1/2%, mainly due to the Critical Care area. Overall, blood filter sales were relatively flat as the 2% increase in sales to blood centers was offset by a 4% decline in sales to hospitals. The volume of blood filter sales continues to increase, however the 5% pricing reduction based upon the continuing growth of units shipped to blood banks partially offsets the unit shipment growth. Even with the 2% decrease, sales to hospitals of $23 million represent 49% of total blood filter sales this quarter.

Sales in the Aeropower segment grew 4% in local currency, led by the Aerospace subsegment, which increased 14%. Sales to the commercial aerospace sector were relatively flat, while there was strong double-digit growth in Military sales, continuing a trend that began in the first quarter. Revenues in the Industrial Hydraulics subsegment declined 5 1/2%, somewhat offsetting this increase.

Fluid Processing, excluding Microelectronics, grew 5% in local currency. Included in the sales last year were about $3.2 million in sales of Stratapac(R) products, a business the Company sold during this quarter. Excluding Stratapac(R) sales last year, sales grew 11%. Microelectronics' sales were down 25 1/2%; sequentially this decline is an improvement from the previous quarters this year.

By geography, Europe was again a strong performer, showing 11% growth led by growth in Health Care 13%, Fluid Processing 12% and Aeropower 6%. Sales in Asia reduced 2 1/2%, due to the economic downturn in Japan. Outside of Japan, sales in Asia increased 14%. Sales in the Western Hemisphere were down 1 1/2%, largely due to reductions in Medical, Microelectronics and the Industrial Process portion of Fluid Processing.

Cost of sales as a percentage of sales (before restructuring and other charges, net - see below) increased by 2 1/2% for the quarter and 2% for the nine months mainly due to lower gross margins on increased blood filter sales to blood centers, and lower margins on Microelectronics and Industrial systems sales. Sequentially, cost of sales improved 1.7% due to product mix and some restructuring related savings.

Selling, general and administrative expenses and research and development expenses, as a percentage of sales, have improved over the comparable quarter last year and have reduced sequentially nearly $3.8 million, principally due to the restructuring that was implemented during the quarter.

During the third quarter of fiscal 1999, the Company announced and implemented a plan to restructure its operations with targeted payroll and expense cost reductions of over $50 million per annum. The Company initiated the restructuring to bring operating costs in line with lower than anticipated gross margins. The major restructuring details are as follows:

o    Consolidation of European inventory warehousing and distribution functions
o    Restructuring of Japanese operations
o    Relocation and consolidation of certain manufacturing
o Rationalization of the research and development and scientific and laboratory services resources
o    Realignment of the Medical division sales forces
o    Discontinuance of certain non-strategic product lines

As a result of the restructuring the Company's global work force will be reduced by approximately 500 people. Through the end of the third quarter more than 300 employees have been terminated with most of the remaining terminations expected to occur before the end of the year. Upon consolidation of the European inventory warehousing and distribution functions and restructuring of the Japanese operations, the Company identified excess inventory that could not be sold within the normal product life cycle. Consequently, the Company wrote-off and will scrap inventory of approximately $14 million. The total cost related to all restructuring related activities resulted in a charge of $44 million in the current quarter.

Along with the restructuring, the Company performed a comprehensive review of its business. Across all business lines, the review identified instances where certain products have been superseded by newer products and some excess inventory that resulted from competitive conditions and adverse changes in product demand. As a result, the Company wrote-off and will scrap approximately $7 million in inventory and provide an incremental reserve of approximately $4 million to reflect current market conditions and shorter product life cycles. The review also identified write-downs of $27 million on certain fixed and other assets, principally to provide for the impairment of certain patents and licenses that are not fully recoverable due to lower than anticipated market potential; and, to reflect further impairment of land and building held for sale and write-off of certain redundant fixed assets that will no longer be used.

The Company continues the clean up of contaminated water at its Ann Arbor, Michigan facility that began in fiscal 1998. Costs incurred during this year indicate that the anticipated future costs for remediation will exceed the estimate originally established. As a result, the reserve for future environmental remediation costs has been increased.

A summary of the restructuring and other charges included in the third quarter of fiscal 1999 are presented below.

                                                 Other
                              Restructuring     Charges          Total
                              -------------     -------          -----
Severance                       $18,243         $  --           $18,243
Fixed asset write-offs            4,977          14,208          19,185
Other asset write-offs             --            12,753          12,753
Lease termination costs           2,877            --             2,877
Environmental                      --             6,000           6,000
Other                             4,004           1,633           5,637
                                -------         -------         -------
Sub-totals                       30,101          34,594          64,695
Inventory write-down             13,811          10,927          24,738 (@)
                                -------         -------         -------
Total pretax charges            $43,912         $45,521         $89,433
                                -------         -------         -------

Cash                            $25,124         $ 7,633         $32,757
Non-cash                         18,788          37,888          56,676
                                -------         -------         -------
Total                           $43,912         $45,521         $89,433
                                -------         -------         -------

(@) Amounts included in cost of sales; approximately $21 million of the inventory will be scrapped

During the third quarter of 1999, the Company adopted the AICPA's Statement of Position 98-5, "Reporting the Costs of Start-Up Activities," retroactive to the beginning of the fiscal year. As a result, previously capitalized start-up costs of approximately $5.7 million have been expensed. The effect of adopting this statement resulted in a charge of $1.5 million and $4.2 million in the first and second quarters of fiscal 1999, respectively. Such amounts are included in cost of sales in the accompanying condensed consolidated statements of operations.

The accompanying statements of operations reflect the restructuring and other charges and the adoption of SOP 98-5 discussed above in the following line items:

 Three Months Ended              Restructuring/
    May 1, 1999:                 Other Charges
 ------------------              -------------
 Cost of Sales                     $24,738
 Restructuring and
  other charges                     64,695
                                   -------
                                   $89,433
                                   -------

 Nine Months Ended            Restructuring/   Start-Up
   May 1, 1999:               Other Charges     Costs      Total
------------------            -------------     -----      -----
 Cost of Sales                   $24,738        $5,767    $30,505
 Restructuring and
  other charges                   64,695            --     64,695
                                  ------        ------     ------
                                 $89,433        $5,767    $95,200
                                 -------        ------    -------

Other charges, net for the third quarter last year represents a $27 million write-off of in-process research and development acquired in connection with the Company's purchase of Rochem. For the nine months, other charges, net includes the $27 million write-off related to Rochem's acquired research and development and non-recurring income of $13.5 million related to the payment by MSI to Pall in settlement of patent litigation, net of certain one-time costs.

Net interest expense in the quarter and for the nine months is higher on a comparable basis as the Company's average debt, net of cash and short-term investments, was also higher for the same comparable periods. Pretax margins for the nine months have declined by about 2.5% for the reasons cited above.

The underlying tax rate for the nine months is 23% compared to 26% last year. The reduction in the tax rate reflects reductions in the statutory tax rates in the United Kingdom, Germany and Japan, as well as the increase in products manufactured in Puerto Rico and Ireland, which have lower tax rates. The Company expects to at least maintain this rate through fiscal year 2000.

For the third quarter, net earnings, excluding restructuring and other charges, were $35.2 million or 28 cents per share, as compared to $35 million or 28 cents last year. The earnings per share effect of the restructuring and other charges is equal to 51 cents per share (after pro forma tax effect); for the comparable quarter last year the effect was 22 cents per share. Including restructuring and other charges, the Company incurred a net loss for this year's third quarter of $28.3 million or 23 cents per share, compared to net earnings of $7.9 million or 6 cents per share in last year's third quarter.

For the nine months, net earnings, excluding restructuring and other charges and the effect of adopting the new accounting standard this year, were $68.4 million or 55 cents per share compared to $75.9 million or 60 cents per share last year. After restructuring and other charges and the adoption of the new accounting principle for start-up costs, the Company's net earnings amounted to $1.1 million or 1 cent per share this year compared to net earnings of $53.9 million or 43 cents per share last year. The reported earnings for this year's nine months include a charge of 51 cents per share (after pro forma tax effect) related to the restructuring and other charges mentioned above, as well as, a charge of 3 cents per share (after pro forma tax effect) to write-off previously capitalized start-up costs pursuant to the adoption of the AICPA's Statement of Position 98-5, "Reporting the Costs of Start-Up Activities," retroactive to the beginning of this fiscal year. As SOP 98-5 requires retroactive restatement in the year of adoption, the prior quarters of this fiscal year will be restated to include a charge of 1 cent in the first quarter and 2 cents in the second quarter. The earnings for the nine months of last year include a charge of 17 cents per share (after pro forma tax effect) for other charges, net.

When the Company released its second quarter results it expected earnings per share for the fiscal year to be lower by 10% and 15% compared to the 92 cents it earned last year (before restructuring and other charges, net). The Company now expects that it will do better than this with the earnings per share reduction being in the 5% to 10% range (before the effects of restructuring and other charges, net).

Liquidity and Capital Resources
-------------------------------

The Company's balance sheet is affected by spot exchange rates used at the end of the third quarter for translating local currency amounts into US dollars. In relation to the spot exchange rates at the end of last year, the European currencies have weakened against the US dollar whereas the Asian currencies have strengthened against the US dollar.

Net cash provided by operating activities decreased by $50 million mainly because last year's amounts included the accrual for the Rochem acquisition. During the year the Company acquired the assets of its distributors in Argentina and South Africa for approximately $7 million. The Company purchased an additional $9 million of its shares in the current quarter. To date, in the current fiscal year, it has purchased $40 million of its shares. The proceeds for these buybacks were principally funded through stock option exercises. Capital expenditures and depreciation and amortization for the nine months were $54 million and $57 million, respectively. In local currency, debt and short-term borrowings, net of cash and short-term investments, increased $14 million. At the end of the quarter approximately $18 and $15 million in accruals related to restructuring and environmental matters are reflected on the balance sheet.

Other Matters
-------------

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

To date, the Company has inventoried critical systems that may be impacted by Y2K and inquired of those vendors that support its critical systems. Many of the vendors have acknowledged that their current systems are Y2K compliant. In addition, the Company is currently testing certain critical systems to ensure Y2K compliance (the Company does not plan to test systems of service providers such as banks, the New York Stock Exchange, utility services and similar service providers as it does not have the resources to test their systems). The Company expects to finish the testing during its fourth quarter. Non-critical systems have also been inventoried and, in many cases, tested with a goal of completing the testing of these non-critical systems by the end of the Company's fourth quarter. If these systems are found to be Y2K deficient, then contingency plans call for replacements, upgrades and/or migrating to other available systems. At the current time, the Company expects that its systems will be compliant by the end of fiscal 1999 and it estimates that the expenditures necessary to achieve compliance will not be material to its financial statements.

The Company has also surveyed critical suppliers, service providers and distributors to determine the status of their Y2K compliance programs. The Company's reliance on suppliers, service providers and distributors, and therefore, proper functioning of their products, information systems and software means that failure by such suppliers, service providers and distributors to address their own Y2K issues could have a material impact on the Company's plan to achieve Y2K compliance.

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

                                                                             18
                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Material Modifications

                  At the Annual Meeting of the Shareholders of Pall Corporation (the "Registrant") held on November 17, 1989, a proposal was adopted by majority vote advising the Board to adopt a Shareholder Rights Plan. At a meeting of the Board of Directors held following said Annual Meeting, the Board adopted a Rights Agreement dated as of November 17, 1989, between the Registrant and United States Trust Company of New York, as Rights Agent (the "Prior Rights Agreement"), and pursuant thereto declared a dividend of one Common Share Purchase Right (a "Right") for each outstanding share of the Registrant's Common Stock, par value $.25 per share (the "Common Stock").* The dividend distribution was made to the holders of record of Common Stock outstanding on December 1, 1989, and the Registrant has continued and is continuing to issue Rights with all shares of Common Stock issued after December 1, 1989, until the earliest to occur of the "Distribution Date," the date on which the Rights are redeemed, and the expiration date of the Rights.

         The "Distribution Date" is defined as the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (other than the Registrant, any subsidiary of the Registrant, any employee benefit plan of the Registrant or of any subsidiary of the Registrant, or any entity holding Common Stock for or pursuant to the terms of such plan) has acquired beneficial ownership of 20% or more of the outstanding Common Stock (such person or group being defined as an "Acquiring Person"), or
(ii) 10 business days (or such later date as may be determined by action of the Registrant's Board prior to such time as any person or group becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group (other than the Registrant, any subsidiary of the Registrant, any employee benefit plan of the Registrant or of any subsidiary of the Registrant, or any entity holding Common Stock for or pursuant to the terms of such plan) of 20% or more of such outstanding Common Stock.

         Until the Distribution Date, the Rights (i) will not be exercisable,
(ii) will be evidenced by the certificates for the Common Stock registered in the names of the holders thereof and not by separate Right certificates, and
(iii) will be transferable with and only with the Common Stock, and one Right will be associated with each share of Common Stock, subject to adjustment in certain events. Each Right, when it becomes exercisable, will entitle the registered holder to purchase from the Registrant one share of Common Stock at a price of $80, which price is subject to adjustment in certain events (the "Purchase Price").

----------
         * In November 1993, the par value of the Common Stock was reduced from $.25 per share to $.10 per share.

         In the event that the Registrant is acquired by any person in a merger or other business combination transaction, or 50% or more of its consolidated assets or earning power are sold, each holder of a Right will thereafter have the right to receive, upon the exercise of the Right at the then current Purchase Price of the Right, that number of shares of the most powerful voting capital stock of the acquiring company which at the time of such business combination or sale had a market value of two times the Purchase Price. In the event that (i) any person becomes an Acquiring Person, or (ii) during such time as there is an Acquiring Person, there shall be a reclassification of securities or a recapitalization or a reorganization of the Registrant or other transaction or series of transactions involving the Registrant which has the effect of increasing by more than 1% the proportionate share of the outstanding shares of any class of equity securities of the Registrant or any of its subsidiaries beneficially owned by the Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which Rights will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of Common Stock (or other securities, cash or property) which at the time of such event had a market value of two times the Purchase Price of the Right.

         At any time after any person becomes an Acquiring Person and prior to the acquisition by a person or group (other than the Registrant, any employee benefit plan of the Registrant or of any subsidiary of the Registrant, or any entity holding Common Stock for or pursuant to the terms of such plan) of beneficial ownership of 50% or more of the outstanding Common Stock (other than Common Stock into which nonvoting securities of the Registrant beneficially owned by such person or group can be converted), the Board of Directors of the Registrant may exchange the Rights (other than Rights beneficially owned by an Acquiring Person, which Rights will thereafter be void), in whole or in part, at an exchange ratio of one share of Common Stock per Right (subject to adjustment in certain events).

         At any time prior to such time as any person or group becomes an Acquiring Person, the Board of Directors of the Registrant may redeem the Rights in whole, but not in part, at a price of one-third of a cent per Right, which price has been adjusted to reflect stock splits declared since the date of the Prior Rights Agreement, and is subject to further adjustment in certain events (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

         On April 20, 1999, the Board of Directors of the Registrant adopted amendments to the Prior Rights Agreement, which amendments are set forth in Amendment No. 1, dated as of April 20, 1999, to the Prior Rights Agreement (the "Amendment"). The only substantive amendments to the Prior Rights Agreement effected by the Amendment were (i) the extension of the expiration date of the Rights from December 1, 1999, to December 1, 2009, and (ii) the increase of the Purchase Price from $60 to $80, effective April 20, 1999.

         Additional information concerning the Rights and the Prior Rights Agreement as amended by the Amendment appears in Amendment No. 1, dated April 20, 1999, to the Registrant's Registration Statement on Form 8-A for the registration of the Rights pursuant to Section 12(b) of the Securities Exchange Act of 1934.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

          See the Exhibit Index on the next page.

    (b) Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the three months ended May 1, 1999.




                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PALL CORPORATION


 June 10, 1999                                /s/ John Adamovich, Jr.
-----------------------                       -------------------------------
     Date                                     John Adamovich, Jr.
                                              Chief Financial Officer
                                                and Treasurer



 June 10, 1999                                /s/ Viraj J. Patel
-----------------------                       -------------------------------
     Date                                     Viraj J. Patel
                                              Chief Corporate Accountant

               Exhibit Index
               -------------
Exhibit
Number         Description of Exhibit
-------        ----------------------
3.1*           Restated Certificate of Incorporation of the Registrant
               as amended through November 23, 1993, filed as
               Exhibit 3.1 to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended July 30, 1994.

3.2*           By-Laws of the Registrant as amended on October
               9, 1998, filed as Exhibit 3.2 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended August 2, 1998.

4.1* Rights Agreement dated as of November 17, 1989, between the Registrant and United States Trust Company of New
               York, as Rights Agent, filed as Exhibit I to the Registrant's Registration Statement on Form 8-A dated September 10,
               1992, for the registration of the Rights pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the "Form 8-A").

4.2* Amendment No. 1, dated as of April 20, 1999, to the above Rights Agreement (the "Amendment"), filed as Exhibit III to Amendment No. 1, dated April 20, 1999, to the Form 8-A.

4.3*           Form of Right Certificate, filed as Exhibit A to the Amendment.
               Pursuant to the Rights Agreement, as amended, separate
               Right Certificates will not be issued until as soon as practicable after the Distribution Date.

27             Financial Data Schedule (only filed electronically).


*  Incorporated herein by reference.