Form 10-K
period 1999-07-31
PALL CORP
filed 1999-10-27
CIK 75829

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 1999

Commission File Number 1- 4311

PALL CORPORATION
2200 Northern Boulevard, East Hills, N.Y.  11548
(516) 484-5400

Incorporated in New York State      I.R.S. Employer Identification
                                                 Number 11-1541330

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of Exchange
        Title of Class                               on Which Registered
    -------------------------                        ---------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,715,000,000, based on the closing price on October 4, 1999.

The number of common shares, $.10 par value outstanding of the registrant was 124,167,433 shares on October 4, 1999.

Total number of pages - 103                     Exhibit index located on page 18

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement for the 1999 annual meeting of shareholders, previously filed, (hereinafter referred to as the "Proxy Statement") are incorporated by reference into Part III.

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended July 31, 1999, filed as Exhibit 13 hereto, (hereinafter referred to as the "Annual Report to Shareholders") are incorporated by reference into Parts I, II and IV of this report.

                                                                               2
                                     PART I
                                     ------

ITEM 1.  BUSINESS.
------------------
(a) General development of business.

Pall Corporation, incorporated in July 1946, and its subsidiaries (hereinafter collectively called "the Company" unless the context requires otherwise) is a leading supplier of fine filters, principally made by the Company using its proprietary filter media, and other fluid clarification and separations equipment for the removal of solid, liquid and gaseous contaminants from a wide variety of liquids and gases.

The Company's business is best analyzed by the following four principal markets, or industry segments, in which it sells its products:

    (1)  BioPharmaceuticals.
    (2)  Medical.
    (3)  Aeropower.
    (4)  Fluid processing.

During the past five years, the Company has continued its development and sale of fluid clarification and separations products in a wide variety of markets.

(b) Financial information about market segment information.

    Reference is made to page 43 of the Annual Report to Shareholders.

(c) Narrative description of business.

    1) The Company is a specialty materials and engineering company with the broadest-based filtration, separations and purification capabilities in the world. Its proprietary products are used to discover, develop and produce pharmaceuticals, to protect hospital patients, to enhance the quality and efficiency of manufacturing processes, to keep equipment running efficiently and to protect the environment. Reference is made to the section titled "Pall creates 100's of commercially successful products every year...." on pages 20-23 of the Annual Report to Shareholders. The products sold are principally filters made with proprietary Pall filter media produced by chemical film casting, melt-blowing of polymer fibers, papermaking and metallurgical processes. Metal and plastic housings and a wide variety of appurtenant devices, are also made.

    (A) BioPharmaceuticals Segment:

The BioPharmaceuticals segment includes the following markets:
BioPharmaceuticals, Specialty Materials and Food & Beverage. For information about the BioPharmaceuticals segment, reference is made to the section titled "Health Care: BioPharmaceuticals" on page 6 and pages 8 and 9 of the Annual Report to Shareholders.

    (B) Medical Segment:

The Medical segment includes the following markets: Blood and Critical Care. For information about the Medical segment, reference is made to the section titled "Health Care: Medical" on page 6 and pages 10 and 11 of the Annual Report to Shareholders.

Sales in the BioPharmaceuticals and the Medical markets are made through the Company's own personnel and through distributors. Backlog information is omitted, as it is not considered meaningful to an understanding of these segments of the Company's business. The Company feels that safety, efficacy, ease of use, technical support, as well as price, are the principal competitive factors in this market, although economy of use is important. A principal list of competitors is included on page 6 of the Annual Report to Shareholders.

    (C) Aeropower Segment:

The Aeropower segment includes the following markets: Aerospace and Industrial Hydraulics. For information about the Aeropower segment, reference is made to the section titled "Aeropower" on page 7 and pages 12 and 13 of the Annual Report to Shareholders. Backlog at July 31, 1999 was approximately $73,746,000 and is equal to about three months of sales. The Company's sales to aerospace and military customers are made principally through its own personnel and manufacturers' representatives; sales to Industrial Hydraulics customers are made through Company personnel and through distributors. The Company believes that product performance and quality, and service to the customer, as well as price, are the principal competitive factors in this market segment. A principal list of competitors is included on page 7 of the Annual Report to Shareholders.

    (D) Fluid Processing Segment:

The Fluid Processing Segment encompasses the following markets: Microelectronics and Industrial Process. For information about the Fluid Processing segment, reference is made to the section titled "Fluid Processing" on page 7 and pages 14-19 of the Annual Report to Shareholders. The Company's products are sold to customers in these markets through its own personnel, and through distributors and manufacturers' representatives. Backlog information is omitted, as it is not considered material for an understanding of this segment of the Company's business. The Company believes that performance and quality of product and service, as well as price, are determinative in most sales. A principal list of competitors is included on page 7 of the Annual Report to Shareholders.

    (E) The following comments relate to the four segments discussed above:

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

2) The following comments relate to the Company's business in general:

(a) With limited exceptions, research activities conducted by the Company are company-sponsored. Such expenditures totaled $56,490,000 in 1999, $58,540,000 in 1998 and $53,747,000 in 1997.

(b) There was no one customer to whom sales were made totaling 10% or more of consolidated sales in fiscal 1999, 1998 or 1997.

(c) The Company is in substantial compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, compliance with environmental matters has not had a material effect upon the Company's capital expenditures or competitive position.

       The Company continues the clean up of contaminated water at its Ann Arbor, Michigan facility that began in fiscal 1998. Costs incurred during this year indicate that the anticipated future costs for remediation will exceed the estimate originally established. As a result, the reserve for future environmental remediation costs has been increased by $6,000. In the opinion of management, the Company is in substantial compliance with applicable environmental laws. Because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments will not cause the Company to incur material environmental liabilities or costs. For a further description of the environmental issues see Item 3, Legal Proceedings.

   (d) At July 31, 1999, the Company employed approximately 8,600 persons.


(d) Financial information about geographic areas.

     Reference is made to page 44 of the Annual Report to Shareholders.

ITEM 2.  PROPERTIES.
--------------------

Location                            Type                      Industry Segment              Size (square feet)
--------                            ----                      ----------------              ------------------
OWNED:

East Hills, NY                      Office, plant &           Executive Office &
                                    warehouse                 All Segments                       326,000
Pt. Washington, NY                  Office, laboratory        All                                215,000
                                    & training center
Hauppauge, NY                       Plant, office             Medical & Fluid
                                    & laboratory              Processing                          75,000
Cortland, NY                        Plants, office            BioPharmaceuticals & Fluid
                                                              Processing                         338,000
Putnam, CT                          Plant                     All                                 62,000
Ft. Myers, FL                       Plant, warehouse          Aeropower                          111,000
New Port Richey, FL                 Plant, office             Aeropower                          165,000
Pensacola, FL                       Plant                     Medical, BioPharmaceuticals         58,000
Covina, CA                          Plant, office &
                                    laboratory                Medical                            176,000
Ann Arbor, MI                       Plant & office            Medical, BioPharmaceuticals        180,000
Fajardo, Puerto Rico                Plants                    Medical, BioPharmaceuticals
                                                              & Fluid Processing                 259,000
Portsmouth, U.K.                    Plant, office, warehouse  All                                331,000
Ilfracombe, U.K.                    Plant & office            BioPharmaceuticals & Fluid
                                                              Processing                         112,000
Redruth, U.K.                       Plant, warehouse          Aeropower                          123,000
Newquay, U.K.                       Plant & office            Medical & Fluid
                                                              Processing                         106,000
Tipperary, Ireland                  Plant                     Medical, Aeropower                 178,000
Frankfurt, Germany                  Office & warehouse        All                                 72,000
Paris, France                       Office & warehouse        All                                 65,000
Limay, France                       Warehouse                 All                                 23,000
Tsukuba, Japan                      Plant, laboratory &
                                    warehouse                 All                                119,000
Johannesburg, South Africa          Office & warehouse        All                                  7,000

LEASED:
Clearwater, FL                      Office                    Aeropower                           23,000
Houston, TX                         Plant & office            Fluid Processing                    40,000
Northborough, MA                    Plant & office            BioPharmaceuticals                  38,000
Exton, PA                           Office                    BioPharmaceuticals &
                                                              Fluid Processing                    13,000
Toronto, Montreal, Canada           Office & warehouse        BioPharmaceuticals, Medical
                                                              & Fluid Processing                  18,000
Frankfurt, Hamburg, Germany         Office & warehouse        All                                104,000
Oud Beijerland, Netherlands         Plant, office, warehouse  Fluid Processing                    12,000
Milan, Italy                        Office & warehouses       All                                 54,000
Vienna, Austria                     Office & warehouse        All                                 13,000
Basel, Switzerland                  Office & warehouse        All                                 13,000
Madrid, Spain                       Office & warehouse        All                                 28,000
Brussels, Belgium                   Office & warehouse        All                                 12,000
Oslo, Norway                        Office & warehouse        All                                  6,000
Warsaw, Poland                      Office                    All                                  4,000
Buenos Aires, Argentina             Office                    All                                  3,000
Tokyo, Osaka, Nagoya, Japan         Offices                   All                                 39,000
Singapore                           Office & warehouse        All                                 17,000
Seoul, South Korea                  Office                    All                                  7,000
Beijing, China                      Plant, office, warehouse  All                                 46,000
Melbourne, Sydney
& Perth, Australia                  Office & warehouse        All                                 21,000
Auckland, New Zealand               Office & warehouse        All                                  6,000

In the opinion of management, these premises are suitable and adequate to meet the Company's requirements.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

   In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan ("Court") by the State of Michigan ("State") against Gelman Sciences Inc. ("Gelman")(a subsidiary acquired by the Company in February 1997) requesting reimbursement of costs the State had expended in investigating contamination near Gelman's Ann Arbor facility, which the State alleged was caused by Gelman's disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In July 1997 and in October 1997 the State notified Gelman that it believes that Gelman is not in full compliance with the consent judgment and that Gelman is potentially liable for stipulated penalties of more than $100,000, which penalties may continue to accrue. Gelman disputes these assertions and has been vigorously contesting them.

Reference is also made to Contingencies and Commitments on page 42 of the Annual Report to Shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal year 1999.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.
------------------------------------------------------------

Reference is made to the section titled "Common Stock Prices and Cash Dividends" on page 46 of the Annual Report to Shareholders.



ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

Reference is made to page 47 of the Annual Report to Shareholders.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------

Reference is made to pages 25-28 of the Annual Report to Shareholders.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

Reference is made to pages 29-45 of the Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
-------------------------------------------------------------------

None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

(a) Identification of directors:

   Reference is made to "Election of Directors" on page 3 of the Proxy
Statement.

   None of the persons listed in the section of the Proxy Statement referred to in the preceding paragraph has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S-K during the past five years.

(b) Identification of executive officers:

                                                                                                    Year in which
                                                                                                    Service as
                                            Age at                                                  Officer of
                                            Oct. 15                                                 Pall Corp.
Name                                        1999              Position Held                         Began
----                                        ----              -------------                         -----
Eric Krasnoff*                              47                Chairman and Chief
                                                              Executive Officer                          1986
Jeremy Hayward-Surry*                       56                President                                  1989
John Adamovich, Jr.                         46                Group Vice President and Treasurer,
                                                              Chief Financial Officer                    1998
Peter S. Cope                               45                Group Vice President                       1994
Clifton Hutchings                           61                Group Vice President                       1993
Paul Kohn                                   53                Group Vice President                       1996
Donald B. Stevens                           54                Group Vice President                       1996
Gerhard Weich                               63                Group Vice President                       1993
Marcus Wilson                               44                Group Vice President                       1998
Samuel T. Wortham                           52                Group Vice President                       1990
Steven Chisolm                              41                Senior Vice President                      1998
Charles Grimm                               59                Senior Vice President                      1998
Erwin Kirnbauer                             64                Senior Vice President                      1999
Akio Satake                                 62                Senior Vice President                      1995

*  Member of the Executive Committee of the Board of Directors.

None of the persons listed above is related.

Messrs. Krasnoff and Hayward-Surry are directors of Pall Corporation.
For more than the past five years, the principal occupation of each person listed above has been their employ by the registrant, except for Mr. Adamovich, who joined the Company in January 1998. Previously, Mr. Adamovich was partner-in-charge of Professional Practice in the Long Island office of KPMG LLP and while at that firm, he served as engagement partner for its audits of the Company's financial statements for each of the years in the seven year period ending July 29, 1995.

Mr. Kirnbauer also served as executive officer from 1982 until 1992.

Executive officers are elected by the Board of Directors annually, to serve until the next annual organizational meeting of the Board.

None of the above persons has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S-K, during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

Reference is made to "Compensation and Other Benefits of Senior Management" beginning on page 6 of the Proxy Statement.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

Reference is made to "Beneficial Ownership of Common Stock" beginning on page 26 of the Proxy Statement.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

None.


Disclosure of information relating to delinquent filers required by Item 405 of Regulation S-K is set forth on page 28 of the Proxy Statement.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

a.  Documents filed as part of the Form 10-K:

    (1)  The following financial statements are incorporated by reference to the indicated pages of the 1999 Annual Report to Shareholders, filed as Exhibit 13 hereto.
                                                                  Page Number in
                                                                  Annual Report
                                                                  --------------

         Independent Auditors' Report                                29
         Consolidated Statements of Earnings - years ended
            July 31, 1999, August 1, 1998 and August 2, 1997         29
         Consolidated Balance Sheets - July 31, 1999
            and  August 1, 1998                                      30
         Consolidated Statements of Stockholders' Equity -
             years ended  July 31, 1999, August 1, 1998 and
             August 2, 1997                                          31
         Consolidated Statements of Cash Flows - years ended
             July 31, 1999, August 1, 1998 and August 2, 1997        32
         Notes to Consolidated Financial Statements                  33-45


    (2)  Financial Statement Schedule

         The following schedules are filed herewith:
                                                                  Page Number in
                                                                  Form 10-K
                                                                  --------------
         Report of Independent Auditors on Financial Statement
             Schedule                                                15
         Schedule II -  Valuation and Qualifying Accounts            16

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or in the notes thereto.

    (3)  Exhibits filed herewith:


 Exhibit
 Number             Description of Exhibit
--------------------------------------------------------------------------------

 3(i)* Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 30, 1994 (the "1994 10-K").

 3(ii)    By-Laws of the Registrant as amended on October 5, 1999.

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

10.4*(a) Service Agreement dated November 28, 1995 between Pall Europe Limited and Clifton Stanley Hutchings, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 3, 1996 (the "1996 10-K").

10.5*(a) Service Agreement dated November 28, 1995 between Pall Deutschland GmbH Holding and Gerhard Friedrich Weich, filed as Exhibit 10.10 to the 1996 10-K.

10.6*(a) Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 1, 1992 (the "1992 10-K").

10.7*(a) Amendment dated July 19, 1993 to Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as Exhibit
          10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (the "1993 10-K").

10.8*(a) Second Amendment dated August 1, 1995 to Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as
          Exhibit 10.16 to the 1996 10-K.

* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                              12
 Exhibit
 Number             Description of Exhibit
--------------------------------------------------------------------------------

10.9*(a) Third Amendment dated August 1, 1998 to Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as
          Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 1, 1998 (the "1998 10-K").

10.10*(a) Employment Agreement dated August 1, 1994 between the Registrant and
          Peter Cope, filed as Exhibit 10.13 to the 1994 10-K.

10.11*(a) Amendment dated August 1, 1995 to Employment Agreement dated August 1,
          1994 between the Registrant and Peter Cope, filed as Exhibit 10.18 to the 1996 10-K.

10.12*(a) Second Amendment dated August 1, 1998 to Employment Agreement dated
          August 1, 1994 between the Registrant and Peter Cope, filed as Exhibit
          10.18 to the 1998 10-K.

10.13*(a) Employment Agreement dated September 26, 1994 between the Registrant and Donald B. Stevens, filed as Exhibit 10.17 to the 1994 10-K.

10.14*(a) Amendment dated August 1, 1995 to Employment Agreement dated September
          26, 1994 between the Registrant and Donald B. Stevens, filed as
          Exhibit 10.24 to the 1996 10-K.

10.15*(a) Second Amendment dated August 1, 1998 to Employment Agreement dated
          September 26, 1994 between the Registrant and Donald B. Stevens, filed as Exhibit 10.24 to the 1998 10-K.

10.16*(a) Employment Agreement dated August 5, 1996 between the Registrant and
          Paul Kohn, filed as Exhibit 10.25 to the 1996 10-K.

10.17*(a) First Amendment dated August 1, 1998 to Employment Agreement dated
          August 5, 1996 between the Registrant and Paul Kohn, filed as Exhibit
          10.26 to the 1998 10-K.

10.18*(a) Employment Agreement made as of January 5, 1998 between the Registrant and John Adamovich, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 1997.

10.19*(a) Employment Agreement made as of January 12, 1998 between the
          Registrant and Steven Chisolm, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998.

10.20*(a) First Amendment dated August 1, 1998 to Employment Agreement dated
          January 12, 1998 between the Registrant and Steven Chisolm, filed as
          Exhibit 10.29 to the 1998 10-K.

* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 Exhibit
 Number             Description of Exhibit
--------------------------------------------------------------------------------

10.21*(a) Employment Agreement made as of August 1, 1998 between the Registrant and Charles R. Grimm, filed as Exhibit 10.30 to the 1998 10-K.

10.22*(a) Service Agreement dated August 1, 1998 between Pall Europe Limited and
          Marcus Albert Wilson, filed as Exhibit 10.31 to the 1998 10-K.

10.23*(a) Employment Agreement made as of February 1, 1992 between the
          Registrant and Erwin A. Kirnbauer, filed as Exhibit 10.26 to the 1992 10-K.

10.24(a) Amendment dated July 19, 1993 to Employment Agreement dated February 1, 1992 between the Registrant and Erwin A. Kirnbauer.

10.25*(a) Pall Corporation Supplementary Profit Sharing Plan as amended and restated February 15, 1995, filed as Exhibit 10.26 to the 1996 10-K.

10.26*(a) Pall Corporation Supplementary Pension Plan (As amended effective
          October 6, 1997), filed as Exhibit 10.25 to the 1997 10-K.

10.27*(a) Pall Corporation Profit Sharing Plan, as amended and restated as of January 1, 1997, filed as Exhibit 10.26 to the 1997 10-K.

10.28*(a) Pall Corporation 1988 Stock Option Plan, as amended through October 8,
          1991, filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 3, 1991 (the "1991 10-K").

10.29*(a) Pall Corporation 1991 Stock Option Plan, as amended effective November
          19, 1998, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.30*(a) Pall Corporation 1993 Stock Option Plan, as amended effective November
          19, 1998, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.31*(a) Pall Corporation 1995 Employee Stock Option Plan, as amended effective
          November 19, 1998, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.32*(a) Pall Corporation 1998 Employee Stock Option Plan, filed as Exhibit 99 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-68371).

10.33*(a) Pall Corporation Stock Option Plan for Non-Employee Directors, as amended effective November 19, 1998, filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 Exhibit
 Number             Description of Exhibit
--------------------------------------------------------------------------------

10.34*(a)  Pall Corporation Management Stock Purchase Plan, filed as Exhibit 99 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-82469).

 10.35*(a) Principal Rules of the Pall Supplementary Pension Scheme, filed as
           Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1995.

 10.36*(a) Pall Deutschland GmbH Holding, Concept Of An Additional Pension
           Plan For Senior Executives, filed as Exhibit 10.35 to the 1996 10-K.

 13        Annual Report to Shareholders for the year ended July 31, 1999.

 21        Subsidiaries of Pall Corporation.

 23        Consent of Independent Auditors.

 27        Financial Data Schedule (only filed electronically).


* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.





b. Reports on Form 8-K:

   The Registrant filed no reports on Form 8-K during its fourth fiscal quarter ended July 31, 1999.

[KPMG LLP LETTERHEAD]







                    Independent Auditors' Report on Schedule



The Board of Directors
Pall Corporation:


Under date of September 1, 1999, we reported on the consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 1999 and August 1, 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1999, as contained in the Company's fiscal 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's annual report on Form 10-K for fiscal year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                             /s/ KPMG LLP
                                                             -------------------
                                                                 KPMG LLP


Melville, New York
September 1, 1999

                                  SCHEDULE II

                       PALL CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED JULY 31, 1999,
                       AUGUST 1, 1998 AND AUGUST 2, 1997


                             Balance at   Charged to   Write-off of   Balance
                             Beginning    Costs and    Uncollectible  at End
        Description          of Year      Expenses     Accounts       of Year
        -----------          ----------   ----------   -------------  ----------

Year ended July 31, 1999:
  Allowance for doubtful
    accounts                 $5,879,000   $1,891,000   $1,147,000     $6,623,000

Year ended August 1, 1998:
  Allowance for doubtful
    accounts                 $6,602,000   $1,915,000   $2,638,000     $5,879,000

Year ended August 2, 1997:
  Allowance for doubtful
    accounts                 $5,998,000   $1,417,000   $  813,000     $6,602,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Pall Corporation

October 27, 1999                              By: /s/ Jeremy Hayward-Surry
                                                  ------------------------------
                                                      Jeremy Hayward-Surry
                                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eric Krasnoff
---------------------------   Chairman of the Board and         October 27, 1999
    Eric Krasnoff             Chief Executive Officer

/s/ Jeremy Hayward-Surry
---------------------------   President and Director            October 27, 1999
    Jeremy Hayward-Surry

/s/ John Adamovich, Jr.
---------------------------   Chief Financial Officer           October 27, 1999
    John Adamovich, Jr.       and Treasurer

/s/ Viraj J. Patel
---------------------------   Chief Accountant                  October 27, 1999
    Viraj J. Patel            (Chief Accounting Officer)

/s/ Abraham Appel
---------------------------   Director                          October 27, 1999
    Abraham Appel

/s/ Daniel J. Carroll, Jr.
---------------------------   Director                          October 27, 1999
    Daniel J. Carroll, Jr.

/s/ John H. F. Haskell, Jr.
---------------------------   Director                          October 27, 1999
    John H. F. Haskell, Jr.

/s/ Ulric S. Haynes, Jr.
---------------------------   Director                          October 27, 1999
    Ulric S. Haynes, Jr.

/s/ Edwin W. Martin
---------------------------   Director                          October 27, 1999
    Edwin W. Martin

/s/ Katharine L. Plourde
---------------------------   Director                          October 27, 1999
    Katharine L. Plourde

/s/ Chesterfield F. Seibert
---------------------------   Director                          October 27, 1999
    Chesterfield F. Seibert

 /s/ Heywood Shelley
---------------------------   Director                          October 27, 1999
     Heywood Shelley

/s/ Alan B. Slifka
---------------------------   Director                          October 27, 1999
    Alan B. Slifka

 /s/ James D. Watson
---------------------------   Director                          October 27, 1999
    James D. Watson

EXHIBIT INDEX

 Exhibit
 Number             Description of Exhibit
--------------------------------------------------------------------------------

 3(i)* Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 30, 1994 (the "1994 10-K").

 3(ii)    By-Laws of the Registrant as amended on October 5, 1999.

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

10.4*(a) Service Agreement dated November 28, 1995 between Pall Europe Limited and Clifton Stanley Hutchings, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 3, 1996 (the "1996 10-K").

10.5*(a) Service Agreement dated November 28, 1995 between Pall Deutschland GmbH Holding and Gerhard Friedrich Weich, filed as Exhibit 10.10 to the 1996 10-K.

10.6*(a) Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 1, 1992 (the "1992 10-K").

10.7*(a) Amendment dated July 19, 1993 to Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as Exhibit
          10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (the "1993 10-K").

10.8*(a) Second Amendment dated August 1, 1995 to Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as
          Exhibit 10.16 to the 1996 10-K.

* Incorporated herein by reference.

(b) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 Exhibit
 Number             Description of Exhibit
--------------------------------------------------------------------------------

10.9*(a) Third Amendment dated August 1, 1998 to Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as
           Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 1, 1998 (the "1998 10-K").

10.10*(a)  Employment Agreement dated August 1, 1994 between the Registrant and
           Peter Cope, filed as Exhibit 10.13 to the 1994 10-K.

10.11*(a)  Amendment dated August 1, 1995 to Employment Agreement dated August 1
           1994 between the Registrant and Peter Cope, filed as Exhibit 10.18 to the 1996 10-K.

10.12*(a)  Second Amendment dated August 1, 1998 to Employment Agreement dated
           August 1, 1994 between the Registrant and Peter Cope, filed as
           Exhibit 10.18 to the 1998 10-K.

10.13*(a)  Employment Agreement dated September 26, 1994 between the Registrant and Donald B. Stevens, filed as Exhibit 10.17 to the 1994 10-K.

10.14*(a)  Amendment dated August 1, 1995 to Employment Agreement dated
           September 26, 1994 between the Registrant and Donald B. Stevens, filed as Exhibit 10.24 to the 1996 10-K.

10.15*(a)  Second Amendment dated August 1, 1998 to Employment Agreement dated
           September 26, 1994 between the Registrant and Donald B. Stevens, filed as Exhibit 10.24 to the 1998 10-K.

10.16*(a)  Employment Agreement dated August 5, 1996 between the Registrant and
           Paul Kohn, filed as Exhibit 10.25 to the 1996 10-K.

10.17*(a)  First Amendment dated August 1, 1998 to Employment Agreement dated
           August 5, 1996 between the Registrant and Paul Kohn, filed as Exhibit
           10.26 to the 1998 10-K.

10.18*(a)  Employment Agreement made as of January 5, 1998 between the
           Registrant and John Adamovich, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 1997.

10.19*(a)  Employment Agreement made as of January 12, 1998 between the
           Registrant and Steven Chisolm, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998.

10.20*(a)  First Amendment dated August 1, 1998 to Employment Agreement dated
           January 12, 1998 between the Registrant and Steven Chisolm, filed as
           Exhibit 10.29 to the 1998 10-K.

* Incorporated herein by reference.

(b) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 Exhibit
 Number             Description of Exhibit
--------------------------------------------------------------------------------

10.21*(a) Employment Agreement made as of August 1, 1998 between the Registrant and Charles R. Grimm, filed as Exhibit 10.30 to the 1998 10-K.

10.22*(a) Service Agreement dated August 1, 1998 between Pall Europe Limited and
          Marcus Albert Wilson, filed as Exhibit 10.31 to the 1998 10-K.

10.23*(a) Employment Agreement made as of February 1, 1992 between the
          Registrant and Erwin A. Kirnbauer, filed as Exhibit 10.26 to the 1992 10-K.

10.24(a) Amendment dated July 19, 1993 to Employment Agreement dated February 1, 1992 between the Registrant and Erwin A. Kirnbauer.

10.25*(a) Pall Corporation Supplementary Profit Sharing Plan as amended and restated February 15, 1995, filed as Exhibit 10.26 to the 1996 10-K.

10.26*(a) Pall Corporation Supplementary Pension Plan (As amended effective
          October 6, 1997), filed as Exhibit 10.25 to the 1997 10-K.

10.27*(a) Pall Corporation Profit Sharing Plan, as amended and restated as of January 1, 1997, filed as Exhibit 10.26 to the 1997 10-K.

10.28*(a) Pall Corporation 1988 Stock Option Plan, as amended through October 8,
          1991, filed as Exhibit 10.32 to the Registrant's Annual Report on
          Form 10-K for the fiscal year ended August 3, 1991 (the "1991 10-K").

10.29*(a) Pall Corporation 1991 Stock Option Plan, as amended effective
          November 19, 1998, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.30*(a) Pall Corporation 1993 Stock Option Plan, as amended effective
          November 19, 1998, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.31*(a) Pall Corporation 1995 Employee Stock Option Plan, as amended effective November 19, 1998, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.32*(a) Pall Corporation 1998 Employee Stock Option Plan, filed as Exhibit
          99 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-68371).

10.33*(a) Pall Corporation Stock Option Plan for Non-Employee Directors, as amended effective November 19, 1998, filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.


* Incorporated herein by reference.

(b) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 Exhibit
 Number             Description of Exhibit
--------------------------------------------------------------------------------

10.34*(a)  Pall Corporation Management Stock Purchase Plan, filed as Exhibit 99 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-82469).

10.35*(a)  Principal Rules of the Pall Supplementary Pension Scheme, filed as
           Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1995.

10.36*(a)  Pall Deutschland GmbH Holding, Concept Of An Additional Pension
           Plan For Senior Executives, filed as Exhibit 10.35 to the 1996 10-K.

13         Annual Report to Shareholders for the year ended July 31, 1999.

21         Subsidiaries of Pall Corporation.

23         Consent of Independent Auditors.

27         Financial Data Schedule (only filed electronically).



* Incorporated herein by reference.

(b) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.