Form 10-Q
period 1999-10-30
PALL CORP
filed 1999-12-14
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 30, 1999

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


At December 6, 1999, 124,002,979 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                               -------------------

COVER SHEET                                                                    1

INDEX TO FORM 10-Q                                                             2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

           Condensed consolidated balance sheets - October 30, 1999
             and July 31, 1999                                                 3

           Condensed consolidated statements of earnings -
              three months ended October 30, 1999 and October 31, 1998         4

           Condensed consolidated statements of cash flows -
              three months ended October 30, 1999 and October 31, 1998         5

           Notes to condensed consolidated financial statements                6

   Item 2. Management's discussion and analysis of financial condition and
              results of operations                                            9


PART II. OTHER INFORMATION

   Item 6. Exhibits and reports on Form 8-K                                   13


SIGNATURES                                                                    13

EXHIBIT INDEX                                                                 14

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  PALL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)                   (in thousands)
                                                     October 30,July 31,
         ASSETS                                        1999       1999
Current Assets:                                    ----------  ---------
   Cash and cash equivalents                       $   65,003  $   86,677
   Short-term investments                              45,900      50,500
   Accounts receivable, net of allowances
     for doubtful accounts of $7,280
     and $6,623, respectively                         296,868     326,197
   Inventories - Note 2                               210,252     205,867
   Taxes receivable                                    12,430      12,648
   Deferred income taxes                               32,537      33,412
   Other                                               32,542      28,888
                                                   ----------  ----------
         Total Current Assets                         695,532     744,189
Property, plant and equipment, net of
   accumulated depreciation of $445,234
   and $429,012, respectively                         514,333     507,016
Other assets                                          238,250     237,122
                                                   ----------  ----------
         Total Assets                              $1,448,115  $1,488,327
                                                   ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                          $  238,844  $  301,647
   Accounts payable                                    64,313      63,525
   Accrued liabilities:
       Salaries and commissions                        44,968      44,515
       Other                                           74,656      71,068
                                                   ----------  ----------
                                                      119,624     115,583

   Income taxes                                        20,310      20,147
   Current portion of long-term debt                   59,631      37,506
   Dividends payable                                   19,869      19,871
                                                   ----------  ----------
         Total Current Liabilities                    522,591     558,279
Long-term debt, less current portion                  102,272     116,815
Deferred income taxes                                  21,607      21,232
Other non-current liabilities                          65,712      61,337
                                                   ----------  ----------
         Total Liabilities                            712,182     757,663
                                                   ----------  ----------
Stockholders' Equity:
   Common stock, $.10 par value                        12,796      12,796
   Capital in excess of par value                      92,893      92,893
   Retained earnings                                  737,782     732,970
   Treasury stock, at cost                            (82,076)    (82,283)
   Stock option loans                                  (6,334)     (7,216)
   Accumulated other comprehensive loss:
        Foreign currency translation adjustment       (11,322)    (12,149)
        Minimum pension liability                      (2,156)     (1,937)
        Unrealized investment losses                   (5,650)     (4,410)
                                                   ----------  ----------
                                                      (19,128)    (18,496)

         Total Stockholders' Equity                   735,933     730,664
                                                   ----------  ----------
         Total Liabilities and
            Stockholders' Equity                   $1,448,115  $1,488,327
                                                   ==========  ==========
See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                   (in thousands,
                                               except per share data)

                                                  Three Months Ended
                                              ------------------------
                                              Oct. 30,        Oct. 31,
                                                1999            1998
                                              --------        --------
Net sales                                     $267,122        $249,850

Costs and expenses:
   Cost of sales - Note 1                      124,746         117,340
   Selling, general and
     administrative expenses                    94,733          96,887
   Research and development                     11,818          14,935
   Interest expense, net                         3,490           2,948
                                              --------        --------
Total costs and expenses                       234,787         232,110

Earnings before income taxes                    32,335          17,740
Income taxes                                     7,437           4,279
                                              --------        --------
Net earnings                                  $ 24,898        $ 13,461
                                              ========        ========
Earnings per share
      Basic                                   $   0.20        $   0.11
      Diluted                                 $   0.20        $   0.11

Dividends declared per share                  $  0.160        $  0.155

Average number of shares
   outstanding
      Basic                                    124,178         124,107
      Diluted                                  125,161         124,618

See accompanying Notes to Condensed Consolidated Financial Statements.

                  PALL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     (in thousands)
                                                     Three Months Ended
                                                  -----------------------
                                                  Oct. 30,       Oct. 31,
                                                    1999           1998
                                                  --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES         $ 72,546       $ 37,000

INVESTING ACTIVITIES:
  Investments and licenses                             (55)        (4,246)
  Capital expenditures                             (18,434)       (15,800)
  Disposals of fixed assets                          3,165          1,099
  Short-term investments                             4,600         (5,500)
                                                  --------       --------
NET CASH USED BY INVESTING ACTIVITIES              (10,724)       (24,447)

FINANCING ACTIVITIES:
  Net short-term borrowings                        (64,207)        17,001
  Long-term borrowings                               7,827            396
  Payments on long-term debt                        (8,175)        (5,858)
  Net proceeds from exercise of stock options        2,486         16,165
  Purchase of treasury stock                        (1,613)       (10,000)
  Dividends paid                                   (19,871)       (19,202)
                                                  --------       --------
NET CASH  USED BY FINANCING ACTIVITIES             (83,553)        (1,498)
                                                  --------       --------
CASH FLOW FOR PERIOD                               (21,731)        11,055

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      86,677         12,125

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 57            612
                                                  --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 65,003       $ 23,792
                                                  ========       ========

Supplemental disclosures:
   Interest paid (net of amount capitalized)      $  5,126       $  4,152
   Income taxes paid (net of refunds)                4,962          4,697

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
              ----------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods presented herein. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

The results of operations for the first quarter of fiscal 1999 have been adjusted to include $1,567 (1 cent per share) of previously capitalized start-up costs expensed in cost of sales when the Company adopted Statement of Position 98-5, "Reporting the Costs of Start-up Activities" in the third quarter of fiscal year 1999.


NOTE 2 - INVENTORIES

     The major classes of inventory are as follows:   (in thousands)

                                                    Oct. 30,     July 31,
                                                      1999         1999
                                                    --------     --------
         Raw materials and components                $78,868     $ 77,092
         Work-in-process                              25,044       25,127
         Finished goods                              106,340      103,648
                                                    --------     --------
         Total inventory                            $210,252     $205,867
                                                    ========     ========


NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended October 30, 1999 and October 31, 1998 were comprised of the following:

                                                    Oct. 30,      Oct. 31,
                                                      1999         1998
                                                     -------      -------

Net income                                           $24,898      $13,461

Foreign currency translation adjustment, net of tax
     benefit of $824 and tax of $255, respectively       827       12,537

Minimum pension liability adjustment, net of
     tax benefit of $176 and $11, respectively          (219)         (20)

Unrealized investment loss, net of tax
     benefit of $668 and $3,096, respectively         (1,240)      (5,751)
                                                     -------      -------

Total comprehensive income                           $24,266      $20,227
                                                     =======      =======

NOTE 4 - SEGMENT INFORMATION

Market Segment Information:                            Three  Months Ended
(in thousands)                                         OCT. 30,     OCT. 31,
                                                         1999         1998
----------------------------------------------------------------------------
Sales to Unaffilitated Customers:
Blood                                                 $  48,572    $  39,439
Critical Care                                            18,578       20,611
                                                      ---------    ---------
     Medical                                             67,150       60,050
                                                      ---------    ---------
BioPharmaceuticals                                       52,940       50,935
Food and Beverage                                        12,991       11,183
Specialty Materials                                       8,648        9,060
                                                      ---------    ---------
     BioPharmaceuticals                                  74,579       71,178
                                                      ---------    ---------
     Health Care                                        141,729      131,228
                                                      ---------    ---------
Aerospace                                                30,013       29,901
Industrial Hydraulics                                    31,291       30,371
                                                      ---------    ---------
      Aeropower                                          61,304       60,272
                                                      ---------    ---------
Microelectronics                                         18,822       11,698
Industrial Process                                       45,267       46,652
                                                      ---------    ---------
     Fluid Processing                                    64,089       58,350
                                                      ---------    ---------
Total                                                 $ 267,122    $ 249,850
----------------------------------------------------------------------------

Operating Profit:
Medical                                               $  14,503    $   9,837
BioPharmaceuticals                                       13,786       10,494
                                                      ---------    ---------
     Health Care                                         28,289       20,331
     Aeropower                                           14,366       14,380
     Fluid Processing                                     7,656        2,345 (a)
                                                      ---------    ---------
     Subtotal                                            50,311       37,056
General corporate expenses                              (14,486)     (16,368)
Interest expense, net                                    (3,490)      (2,948)
                                                      ---------    ---------
Earnings before income taxes                          $  32,335    $  17,740
----------------------------------------------------------------------------

Geographic Segment Information:                         Three  Months Ended
(in thousands)                                         OCT. 30,     OCT. 31,
                                                         1999         1998
                                                      ----------------------
Sales to Unaffilitated Customers:
Western Hemisphere                                    $ 122,715    $ 112,891
Europe                                                   97,458       99,662
Asia                                                     46,949       37,297
                                                      ---------    ---------
Total                                                 $ 267,122    $ 249,850
----------------------------------------------------------------------------
Operating Profit:
Western Hemisphere                                    $  29,073    $  12,822 (a)
Europe                                                   20,002       23,493
Asia                                                      5,433          914
Eliminations                                             (4,197)        (173)
                                                      ---------    ---------
     Subtotal                                            50,311       37,056
General corporate expenses                              (14,486)     (16,368)
Interest expense, net                                    (3,490)      (2,948)
                                                      ---------    ---------
Earnings before income taxes                          $  32,335    $  17,740
----------------------------------------------------------------------------

(a) Adjusted to include $1,567 of previously capitalized start-up costs expensed in cost of sales when the Company adopted Statement of Position 98-5 "Reporting the Costs of Start-Up Activities" in the third quarter of fiscal 1999.

NOTE 5 - OTHER MATTERS

On November 17, 1999, shareholders approved the two stock purchase plans (a management stock purchase plan and an employee stock purchase plan) approved by the Board of Directors at its June 1999 meeting.

The Company bought back an additional $1.6 million of its common stock during the first quarter and $4.9 million at this filing date in the second quarter. The Company expects to complete the purchase of the remaining $18.5 million authorized under its current buy-back program during calendar year 2000.

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

I. RESULTS OF OPERATIONS

Review of Consolidated Results
Sales for the quarter were $267.1 million, an increase of 7% compared to $249.9 million in the same quarter last year. Foreign exchange rates decreased sales 1/2% or approximately $1 million. In local currency, sales were up 7 1/2%. Price reductions decreased sales by 1%.

Cost of sales as a percentage of sales improved slightly to 46.7% from 47.0% last year, despite the change in mix of blood filter sales. This was largely due to improvements in Fluid Processing margins. On an annual basis our aim is to maintain gross margins at fiscal 1999 levels so the results so far in fiscal year 2000 are in line with this aim.

Selling, general and administrative expenses and research and development costs were the principal beneficiaries of the restructuring initiated in last year's third quarter. On a comparative basis, the combination of SG&A and R&D were down nearly $5.3 million and represent 39.9% of sales compared to 44.8% last year. The nearly 5% reduction of these items as a percentage of sales is in line with the aim to reduce them on an annual basis by at least 2%.

Part of the restructuring plan involved the consolidation of certain facilities. The results for the first quarter of fiscal 2000 include a profit of $1.3 million from the sale of a property located in the United Kingdom.

The effective tax rate for the first quarter of fiscal 2000 was 23%, consistent with the underlying tax rate for fiscal year 1999. The effective tax rate for the first quarter of fiscal year 1999 was 25%.

Review of Market and Geographic Segments

Medical sales grew 12 1/2% in local currency with total blood filter sales up 24%. Blood filter sales to blood centers grew 59%. Sales to blood centers nearly doubled in Europe as more and more countries move towards 100% leukodepletion. Sales to blood centers in the US and Canada, which are twice as much as sales in Europe, also increased well at 42% with pricing at similar rates to last year. Blood filter sales to hospitals were down 16% as the routine filtration of blood continues to move to the blood centers. Critical care sales were down largely due to fewer sales of low margin bags.

BioPharmaceuticals sales increased 6% in local currency. Double-digit growth in Food & Beverage continued, while Specialty Material sales were flat. Sales to pharmaceutical producers and laboratory products customers grew 5%.

Aeropower sales were lifted by a return to growth in the Industrial Hydraulics sub-segment, where sales increased 5 1/2% in local currency. Industrial Hydraulics sales in the US, which suffered through reduced sales last year, posted a sales gain of 6 1/2%. Aerospace sales grew 1% in local currency. Sales in the military area grew at 21% while commercial aerospace sales were down 11% due to the timing of OEM business in the quarter. Overall, Aerospace is still expected to be flat for this fiscal year due to non-repeating orders in the fiscal year 1999 comparison.

Fluid Processing sales increased 7 1/2% in local currency. Microelectronics sales grew 52% in local currency even while backlog increased substantially. Sales in Microelectronics more than doubled in the US. In Europe and Asia, Microelectronics sales growth exceeded 20%. Sales in Industrial Process, Fluid Processing's other sub-segment, were about flat after taking into account the sale of the Stratapac business in the third quarter of last year. Within Industrial Process, power generation sales grew 25% and water processing sales were down 36% reflecting the effects of some big system sales in the quarter last year.

The consolidated operating profit was 18.8% compared to 14.8% last year. The restructuring initiated in the third quarter of last fiscal year has improved the operating margin in our Medical, BioPharmaceutical and Fluid Processing segments and BioPharmaceutical and Fluid Processing benefited from the decision to eliminate low margin business. By market the operating profit for Medical increased 5% reflecting the increase in blood center sales as more and more countries move towards 100% leukodepletion. BioPharmaceuticals' operating profit was 18.5% compared to 14.7% last year and operating profit in the Aeropower market was essentially unchanged, as sales were fairly flat. Fluid Processing's operating profit increased 5.2%, (excluding $1,567 for previously capitalized start-up costs expensed in the third quarter of fiscal year 1999) reflecting the recovery in Microelectronics and the decision to eliminate low margin business.

Sales in the Western Hemisphere increased 8.7% while operating profit increased from 11.4% last year to 23.7% as it benefited substantially from the cost cuts following our restructuring last year and as gross margins improved in the Fluid Processing segment. Reported growth in sales in Asia was 25.9% with a local currency growth of 9%. The profit in Asia grew from 2.5% last year to 11.6% this year as Asia benefited from the strong yen as well as from last year's cost cutting. Europe's reported sales declined 2.2% due to the weakness of the Euro but grew 5% on a local currency basis. While operating profit was still strong at 20.5%, this was down from 23.6% last year due to the currency weakness.

II. Liquidity and Capital Resources

The Company's balance sheet is affected by spot exchange rates used at the end of the quarter for translating local currency amounts into US dollars. In relation to the spot exchange rates at the end of last year, the European currencies have weakened against the dollar, except for the British Pound. The Asian currencies have strengthened against the dollar. During the first quarter of this fiscal year, net debt declined by $28.9 million which is also reflected in a similar reduction in accounts receivable as is normal in the first quarter when sales reduce from the prior quarter on a seasonal basis. The decline in net debt is comprised of net reductions of $37.9 million being offset by foreign exchange effects of $9 million (principally in Japan).

Net cash provided by operating activities increased by $35.5 million. Capital expenditures and depreciation and amortization expense for the quarter were $18.4 million and $17.5 million, respectively. The Company also bought back an additional $1.6 million of its common stock during the quarter and expects to complete the current buy-back program in calendar year 2000.

III. Other Matters

Year 2000 Compliance

In 1996, the Company began to assess the impact that the Year 2000 (Y2K) issue will have on its information systems and operations. In March 1998, a formal Y2K Committee was established. The Y2K Committee is chaired by the Company's Chief Financial Officer. The Committee has a comprehensive plan to enable the Company to achieve Y2K compliance and is responsible to regularly determine that training, guidance and resources are available to carry out the plan on a consistent basis, worldwide. Throughout the process, the Committee has utilized the Company's internal audit department, a team of geographic leaders and support personnel to visit numerous global locations to conduct training and assess the progress being made toward location Y2K readiness.

To date, the Company has inventoried its critical and non-critical systems that may be impacted by Y2K, and inquired of those vendors who support these systems, as to their Y2K readiness. Most of those vendors queried have acknowledged that their current systems are compliant or are expected to be Y2K compliant. In addition, the Company has tested its critical and certain non-critical systems to ensure Y2K compliance. (The Company does not plan to test systems of service providers such as the New York Stock Exchange, banks, utility companies and similar service providers, as it does not have the resources to test their systems). The Company believes that its systems are either compliant or has contingency plans in place. Continuity plans covering the Y2K rollover period are also in place. The expenditures necessary to achieve compliance have not been material to the Company's financial statements.

The Company has also surveyed critical suppliers and distributors to determine the status of their Y2K compliance programs. The Company has evaluated the responses it has received and is taking appropriate steps as necessary. Contingency plans are in place. The Company's reliance on suppliers and distributors, and therefore, proper functioning of their products, information systems and software means that failure by such suppliers and distributors to address their own Y2K issues could have a material impact on the Company's plan to achieve Y2K compliance.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. Due to the uncertainty inherent in the Y2K problem, the Company is unable to determine, at this time, whether the consequences of Y2K failures will have a material impact on the Company's results of operations. The Y2K project has reduced the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its vendors and distributors. The Company believes that, as a result of the activities performed to date and those planned during the Y2K rollover period, the possibility of a material interruption of normal operations should be reduced.

Euro Currency Conversion

A new European currency (Euro) was introduced in January 1999 to replace the separate (legacy) currencies of eleven individual countries. This will entail changes in our operations as we modify systems and commercial arrangements to deal with the new currency. Modifications will be necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems. A three-year transition period is expected during which transactions can be made in the legacy currencies. This may require dual currency processes for our operations. We have identified issues involved and are developing and implementing solutions. The cost of this effort is not expected to have a material effect on our business or results of operations. There is no guarantee, however, that all problems will be foreseen and corrected, or that no material disruption of our business will occur. The conversion to the Euro may have competitive implications on our pricing and marketing strategies; however, any such impact is not known at this time.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits.

         See the Exhibit Index immediately following this page.

   (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the three months ended October 30, 1999.





                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PALL CORPORATION

December 14, 1999                   /s/ John Adamovich, Jr.
-----------------                  ---------------------------
Date                               John Adamovich, Jr.
                                   Chief Financial Officer
                                     and Treasurer

           Exhibit Index
           --------------
Exhibit
Number     Description of Exhibit
-------    ----------------------
3 ( i )* Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as
           Exhibit 3 ( i ) to the Registrant's Annual Report on
           Form 10-K for the fiscal year ended July 30, 1994.

3 (ii )* By-Laws of the Registrant as amended on October 5, 1999, filed as Exhibit 3 (ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10  (a)    Pall Corporation Management Stock Purchase Plan, as
           amended on October 1, 1999.

27         Financial Data Schedule.

27.1       Financial Data Schedule amended for period ended July 31, 1999.

27.2       Financial Data Schedule amended for period ended May 1, 1999.

27.3 Financial Data Schedule amended and restated for period ended January 30, 1999.

27.4 Financial Data Schedule amended and restated for period ended October 31, 1998.

27.5       Financial Data Schedule amended for period ended August 1, 1998.

27.6       Financial Data Schedule amended for period ended May 2, 1998.

27.7       Financial Data Schedule amended for period ended January 31, 1998.

27.8       Financial Data Schedule amended for period ended November 1, 1997.

27.9       Financial Data Schedule amended  for period ended August 2, 1997.


*  Incorporated herein by reference.
(a) Management contract or compensatory plan or arrangement.

                                PALL CORPORATION

                         MANAGEMENT STOCK PURCHASE PLAN

                                      -----


1.       Purpose.

         This document sets forth the Pall Corporation Management Stock Purchase Plan as adopted effective June 29, 1999 and amended effective October 1, 1999.

         The purpose of the Plan is to encourage key employees of the Corporation and its Affiliated Companies to increase their ownership of shares of the Corporation's Common Stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of Restricted Units, and to have additional matching Restricted Units credited with respect thereto.

         The Plan also provides certain employees with an opportunity to elect to defer payment with respect to the Restricted Units credited to them that become vested. With respect to these provisions, the Plan is intended to constitute an unfunded plan of deferred compensation for "a select group of management or highly compensated employees" within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

2.       Definitions.

         As used herein, the following terms shall have the following meanings:

         "Account" and "Subaccount" shall mean, respectively, the account, and each Subaccount within such Account, that is established for a Participant pursuant to Section 8.

         "Affiliated Companies" shall mean each direct or indirect subsidiary of the Corporation.

         "Beneficiary" shall mean the person or persons designated by a Participant in accordance with Section 12 to receive any payment that is required to be made under the Plan upon the Participant's death.

         "Board of Directors" shall mean the Board of Directors of the Corporation.

         "Bonus" shall mean, with respect to any Eligible Employee for any Plan Year , the Bonus payable to such Eligible Employee during such year under the Corporation's Executive Incentive Bonus Plan, or, if applicable, under the terms of the Eligible Employee's employment agreement with the Corporation, or under any other plan, program or arrangement of annual incentive compensation maintained by the Corporation or any of its Affiliated Companies.

         "Bonus Payment Date" shall mean each date on which Bonus payments are made under the Corporation's Executive Incentive Bonus Plan.

         "Business Day" shall mean any day on which the Corporation's principal office in the U.S. is open for business.

         "CEO" shall mean the Chief Executive Officer of the Corporation.

         "Change in Control" means the occurrence of any of the following:

                  (a) the "Distribution Date" as defined in Section 3 of the Rights Agreement dated as of November 17, 1989 between the Corporation and United States Trust Company of New York, as Rights Agent as the same may have been amended or extended to the time in question or in any successor agreement (the "Rights Agreement"); or

                  (b) any event described in Section 11(a)(ii)(B) of the Rights Agreement; or

                  (c) any event described in Section 13 of the Rights Agreement; or

                  (d) the date on which the number of duly elected and qualified directors of the Corporation who were not either elected by the Board of Directors or nominated by the Board of Directors or its Nominating Committee for election by the shareholders shall equal or exceed one-third of the total number of directors of the Corporation as fixed by its by-laws;

provided, however, that no Change in Control shall be deemed to have occurred, and no rights arising upon a Change in Control as provided in Section 6 shall exist, to the extent that the Board of Directors so determines by resolution adopted prior to the Change in Control.

         "Closing Price" shall mean, as of any date, the closing price of a share of Common Stock as reported on the New York Stock Exchange Composite Tape for such date.

         "Committee" shall mean the CEO and such other officers of the Corporation as the CEO in his discretion may appoint from time to time. The CEO shall have the power to remove any other member of the Committee at any time.

         "Common Stock" shall mean the shares of common stock ($0.10 par value) of the Corporation.

         "Compensation Committee" shall mean the Compensation Committee of the Board of Directors.

         "Corporation" shall mean Pall Corporation.

         "Crediting Date" shall mean, with respect to any Initial Award Restricted Unit Subaccount, Purchased Restricted Unit Subaccount or Matching Restricted Unit Subaccount maintained for a Participant under Section 8, the date as of which Restricted Units, or Matching Restricted Units, were first credited to such Subaccount pursuant to Section 5(a), (b), (c), (d), or (e).

         "Deferred Vested Units" shall mean Vested Units with respect to which the Participant has elected to defer payment in accordance with the provisions of Section 7(d) hereof.

         "Dividend Equivalent Units" shall mean additional Restricted Units or additional Deferred Vested Units credited to a Participant's Account pursuant to
Section 5(f) or Section 7(d)(vi).

         "Dividend Payment Date" shall mean each date on which the Corporation pays a dividend on its Common Stock.

         "Eligible Employee" shall mean, with respect to any Plan Year, any Employee who has been designated under Section 4 as eligible to be credited with Restricted Units for such Plan Year.

         "Employee" shall mean any person employed by the Corporation or any of its Affiliated Companies.

         "Involuntary Termination" shall mean the termination of a Participant's employment with the Corporation and all of its Affiliated Companies by the Corporation, or by any of its Affiliated Companies, for any reason other than for disability or for cause.

         "Matching Restricted Units" shall mean Restricted Units that are credited to a Participant's Account pursuant to Section 5(e), to match Restricted Units that are credited to the Participant's Account under Section 5(b), (c) or (d).

         "Participant" shall mean any Employee for whom an Account has been established, and is being maintained, pursuant to Section 8 hereof.

         "Plan" shall mean the Pall Corporation Management Stock Purchase Plan as set forth herein and as amended from time to time.

         "Plan Year" shall mean the period beginning on August 1 of each calendar year and ending on July 31 of the following calendar year.

         "Restricted Unit" shall mean a Unit credited to a Participant pursuant to Section 5 that has not yet become vested in accordance with the provisions of
Section 6.

         "Retirement" shall mean the termination of a Participant's employment with the Corporation and all of its Affiliated Companies, if at the time of such termination of employment the Participant has attained age 62 and is eligible to receive (i) a Retirement Benefit under Section 3.1, 3.2 or 3.3 of the Pall Corporation Pension Plan or (ii), in the case of any Participant who is not a resident of the U.S., a similar type of benefit under any plan or program maintained by the Corporation or any of its Affiliated Companies (or to which the Corporation or any of its Affiliated Companies makes contributions) that provides benefits to Employees upon their retirement.

         "Trading Day" shall mean any day on which the New York Stock Exchange is open for trading.

         "Unit" shall mean a unit of measurement equivalent to one share of Common Stock, with none of the attendant rights of a shareholder of such share, including, without limitation, the right to vote such share and the right to receive dividends thereon, except to the extent otherwise specifically provided herein.

         "Vested Unit" shall mean a Unit credited to a Participant pursuant to
Section 5 that has become vested in accordance with the provisions of Section 6.

         "Vesting Date" shall mean, with respect to any Restricted Units credited to a Participant's Account, the date on which such Restricted Units become vested in accordance with the provisions of Section 6.

3.       Maximum Number of Shares of Common Stock Available.

         The number of shares of Common Stock that may be distributed with respect to Restricted Units and Deferred Vested Units credited to Participants under the Plan, (including Dividend Equivalent Units credited with respect to such Units) shall be limited to 1,000,000 shares of Common Stock. If any Restricted Units initially credited to a Participant shall be forfeited, the number of shares of Common Stock no longer payable with respect to the Restricted Units so forfeited shall thereupon be released and shall thereafter be available for the crediting of new Restricted Units under the Plan. The limitation provided under this Section 3 shall be subject to adjustment as provided in Section 9.

         The shares of Common Stock distributed under the Plan may be authorized and unissued shares, shares held in the treasury of the Corporation, or shares purchased on the open market by the Corporation at such time or times and in such manner as it may determine. The Corporation shall be under no obligations to acquire shares of Common Stock for distribution to Participants before payment in Common Stock is due.

4.       Eligibility.

         An Employee shall be eligible to be credited with Restricted Units under Section 5 during any Plan Year only if he or she has been designated by the Compensation Committee as an Eligible Employee with respect to such year.

         Upon the recommendation of the CEO, the Compensation Committee may select as an Eligible Employee for any Plan Year any Employee who is expected to make significant contributions during the course of such year to the success of the Corporation and its Affiliated Companies and to the growth of their businesses.

         Any person who has been selected as an Eligible Employee for any Plan Year shall continue to be an Eligible Employee in the Plan for each subsequent Plan Year during the period of his or her employment, subject, however, to the Compensation Committee's right to terminate such individual's eligibility effective beginning as of the first base salary payment date or, if earlier, the first Bonus Payment Date occurring after the date on which the Compensation Committee makes its determination to terminate such individual's eligibility.

5.       Crediting of Restricted Units.

         For each Plan Year, Eligible Employees shall be credited with Restricted Units in accordance with the following provisions:

         (a) Initial Award Units. Each Employee who is an Eligible Employee for the Plan Year that begins on August 1, 1999 shall be credited as of such date with such number of Restricted Units as the Compensation Committee in its sole discretion may determine for such Employee. To the extent that the Compensation Committee in its sole discretion so determines, any Employee who is designated as an Eligible Employee at any time after August 1, 1999 shall be credited, as of the date specified by the Compensation Committee in such determination, with such number of Restricted Units as the Compensation Committee may determine for such Employee.

         (b) Bonus Units. Each Employee who is an Eligible Employee for any Plan Year beginning on or after August 1, 1999 may elect to have any part or all of any Bonus that may become payable to the Participant during such year paid in the form of Restricted Units that will be credited to his or her Account hereunder and distributed in accordance with the provisions of this Plan, instead of being paid to the Eligible Employee in cash. If an Eligible Employee has so elected, the Eligible Employee's Account shall be credited on the first Bonus Payment Date during such year with a number of Restricted Units determined by dividing (i) the total amount of the portion of the Eligible Employee's Bonus payable during such year which the Eligible Employee elected to have paid in the form of Restricted Units, by (ii) the Closing Price of a share of Common Stock on such Bonus Payment Date or, if such date is not a Trading Day, on the next following day that is a Trading Day.

         (c) Base Salary Units. Each Employee who is an Eligible Employee for any Plan Year beginning on or after August 1, 1999 may elect to have up to 50% of the amount of the base salary otherwise payable to the Eligible Employee on each payday during such year paid in the form of Restricted Units that will be credited to his or her Account hereunder and distributed in accordance with the provisions of this Plan, instead of being paid to the Eligible Employee in cash. If an Eligible Employee has so elected, the amount specified in such election shall be withheld from the payment of base salary otherwise required to be made to the Eligible Employee on each payday during such year, and the Eligible Employee's Account shall be credited on January 31 and on July 31 of such year, with a number of Restricted Units determined by dividing (i) the aggregate amount so withheld from the start of such year, in the case of the Restricted Units to be credited on January 31, or from January 31, in the case of the Restricted Units to be credited on July 31, by (ii) the Closing Price of a share of Common Stock on the applicable crediting date or, if such date is not a Trading Day, on the next following day that is a Trading Day.

         (d) Cash Payment Units. Each Employee who is an Eligible Employee for any Plan Year beginning on or after August 1, 1999 may make a direct cash payment to the Corporation at least seven days prior to any Bonus Payment Date during such year and in consideration thereof, have his or her Account credited on such Bonus Payment Date with a number of Restricted Units determined by dividing (i) the amount of such cash payment by (ii) the Closing Price of a share of Common Stock on such Bonus Payment Date or, if such date is not a Trading Day, on the next following day that is a Trading Day.

         The aggregate amount of the direct cash payments that an Eligible Employee may make under this Section 5(d) during any Plan Year shall not exceed the sum of (x) the amount by which 50% of the Eligible Employee's base salary for such year exceeds the portion thereof which the Eligible Employee has elected under Section 5(c) to have paid in the form of Restricted Units, plus
(y) the amount by which the Bonus payable to the Eligible Employee during such Plan Year exceeds the portion thereof which the Eligible Employee elected under
Section 5(b) to have paid in the form of Restricted Units.

         (e) Matching Units. On each date on which any Restricted Units are credited to an Eligible Employee's Account pursuant to the provisions of paragraphs (b), (c) or (d) of this Section 5, there shall also be credited to the Eligible Employee's Account on that date a number of Matching Restricted Units equal to (i) 50% of the number of Restricted Units credited on such date, in the case of Restricted Units credited during the Plan Year beginning on August 1, 1999, and (ii) 33_% of the number of Restricted Units credited on such date, in the case of Restricted Units credited during each Plan Year beginning on or after August 1, 2000.

         (f) Dividend Equivalents. Until the Vesting Date for the Restricted Units that have been credited to a Participant's Account pursuant to paragraphs
(a), (b), (c), (d) and (e) of this Section 5, additional Restricted Units shall be credited to the Participant's Account, with respect to the Restricted Units so credited, as of each Dividend Payment Date. The number of additional Restricted Units to be so credited shall be determined separately for each Initial Award Restricted Unit Subaccount, for each Purchased Restricted Unit Subaccount, and for each Matching Restricted Unit Subaccount, maintained for a Participant pursuant to Section 8. The number of additional Restricted Units to be credited to each such Subaccount shall be determined by first multiplying (A) the total number of Restricted Units standing to the Participant's credit in such Subaccount on the day immediately preceding such Dividend Payment Date (including all Dividend Equivalent Units credited to such Subaccount on all previous Dividend Payment Dates), by (B) the per-share dollar amount of the dividend paid on such Dividend Payment Date and then, dividing the resulting amount by the Closing Price of one share of Common Stock on such Dividend Payment Date.

         (g) Election Procedures. Any election made by an Eligible Employee under paragraph (b) or (c) of this Section 5 shall be made in accordance with, and shall be subject to, the provisions set forth below.

                  (i) any such election shall be made in writing, on a form furnished to the Eligible Employee for such purpose by the Committee and filed by the Eligible Employee with the Committee.

                  (ii) An election under Section 5(b) with respect to the Bonus payable to an Eligible Employee during the Plan Year beginning on August 1, 1999 shall be made by no later than July 23, 1999. An election under Section 5(b) with respect to the Bonus payable to an Eligible Employee during any Plan Year beginning on or after August 1, 2000 shall be made by no later than April 30 of the immediately preceding Plan Year. An election under Section 5(c) with respect to the base salary payable to an Eligible Employee during any Plan Year shall be made on or prior to the last Business Day preceding the start of such Plan Year. Notwithstanding the foregoing, any Employee who is hired after the start of a Plan Year but who is designated under
         Section 4 as an Eligible Employee for such year may make election under
         Section 5(c) with respect to his or her base salary for such year at any time during the 30-day period commencing on his or her date of hire; provided, however, that any election so made shall be effective only with respect to base salary payable to the Eligible Employee for periods of service beginning after the date on which he or she files such election with the Committee.

                  (iii) In his or her election form, the Eligible Employee shall specify, by dollar amount (which shall be an even multiple of $100) or by percentage (which shall be an even multiple of 1%), the portion of his or her Bonus and/or base salary that the Eligible Employee wishes to have paid in the form of Restricted Units credited to his or her Account, instead of in cash. The dollar amount or percentage so specified shall be at least equal to any minimum amount or percentage which the Committee in its discretion may have determined to be applicable to elections under Section 5(b) and/or Section 5(c) for the Plan Year.

                  (iv) Any election made under Section 5(b) or (c) for any Plan Year shall be irrevocable.

         (h) Other Election Rules. Elections made under Section 5(b) or (c) shall be subject to the following rules:

                  (i) If an Eligible Employee who has made an election under
         Section 5(b) with respect to the Bonus payable to the Eligible Employee during any Plan Year terminates employment with the Company and all of its Affiliated Companies for any reason prior to any Bonus Payment Date for such Bonus but is nevertheless entitled to receive a Bonus payment on such date, the portion of such payment that is otherwise required to be paid by means of the crediting of Restricted Units to the Eligible Employee's Account pursuant to his or her election under Section 5(b) shall not be paid in such form, but shall be paid instead in the form of a single lump sum cash payment. Such payment shall be made as soon as practicable after such Bonus Payment Date.

                  (ii) If an Eligible Employee who has made an election under
         Section 5(c) with respect to the base salary payable to the Eligible Employee during any Plan Year terminates employment with the Company and all of its Affiliated Companies for any reason prior to any date on which Restricted Units are to be credited to his or her Account with respect to amounts withheld from his or her base salary pursuant to such election, no Restricted Units shall be so credited on such date but instead, the aggregate amount so withheld as of the date of the Eligible Employee's termination of employment shall be paid to the Eligible Employee, without interest thereon, in a single lump sum cash payment. Payment shall be made on such termination date, or as soon thereafter as is practicable.

                  (iii) Any election made by an Eligible Employee under Section 5(b) or (c) shall not be given effect if, at any time during the 12-month period ending on the date as of which any Restricted Units are otherwise required to be credited to his or her Account pursuant to such election, the Eligible Employee received a hardship withdrawal under Section 7.2 of the Pall Corporation Profit-Sharing Plan.

6.       Vesting of Units.

         Restricted Units credited to a Participant's Account, and Dividend Equivalent Units credited with respect thereto, shall become vested in accordance with the provisions set forth below.

         (a) All Restricted Units standing to a Participant's credit in any Initial Award Restricted Unit Subaccount, Purchased Restricted Unit Subaccount or Matching Restricted Unit Subaccount maintained for the Participant under
Section 8 (including, in each case, all such Units that are Dividend Equivalent Units) shall become vested on the earliest to occur of the following dates:

                  (i) the third anniversary of the Crediting Date for such Subaccount,

                  (ii)  the date of the Participant's death,

                  (iii) the date as of which the Participant first incurs a disability that entitles the Participant to a Social Security certificate of disability award under the Federal Social Security Act, or

                  (iv) the date on which a Change in Control occurs.

         (b) If a Participant's employment with the Corporation and all of its Affiliated Companies terminates as a result of Retirement or Involuntary Termination prior to the third anniversary of the Crediting Date for any Initial Reward Restricted Unit Subaccount, Purchased Restricted Unit Subaccount or Matching Restricted Unit Subaccount maintained for the Participant under Section 8 and prior to the occurrence of a Change in Control, as of the date of such termination of the Participant's employment

                  (i) all Units in any such Purchased Restricted Unit Subaccount (including all such Units that are Dividend Equivalent Units), shall become vested;

                  (ii) the Earned Portion (as defined below) of all Units in any such Initial Award Restricted Unit Subaccount and in any such Matching Restricted Unit Subaccount (including all such Units that are Dividend Equivalent Units), shall become vested; and

                  (iii) the Unearned Portion (as defined below) of all Units in any such Initial Award Restricted Unit Subaccount and in any such Matching Restricted Unit Subaccount (including all such Units that are Dividend Equivalent Units) shall be forfeited, and the Participant shall have no further rights with respect thereto.

         For purposes of the foregoing, the "Earned Portion" of the Units in any Initial Award Restricted Unit Subaccount and in any Matching Restricted Unit Subaccount maintained for a Participant shall mean the percentage of such Units determined by dividing by 36 the number of months in the period beginning on the Crediting Date for such Subaccount and ending on the date of the Participant's termination of employment, with any fraction of a month included in such period treated as a full month; and the "Unearned Portion" of the Units in any such Subaccount shall mean the percentage of such Units determined by subtracting from 100% the Earned Portion of such Units, as determined under the preceding clause.

         (c) If a Participant's employment with the Corporation and all of its Affiliated Companies terminates for any reason other than death, disability, Retirement or Involuntary Termination prior to the third anniversary of the Crediting Date for any Initial Award Restricted Unit Subaccount, Purchased Restricted Unit Subaccount or Matching Restricted Unit Subaccount maintained for the Participant under Section 8 and prior to the occurrence of a Change in Control, upon such termination of the Participant's employment

                  (i) all Units in any such Initial Award Restricted Unit Subaccount and in any such Matching Restricted Unit Subaccount (including all such Units that are Dividend Equivalent Units), shall be forfeited, and the Participant shall have no further rights with respect thereto; and

                  (ii) all Units in any such Purchased Restricted Unit Subaccount shall become vested.

7.       Payment for Vested Units.

         Payment with respect to a Participant's Vested Units shall be made in accordance with the provisions set forth below.

         (a) Time for Payment. Payment with respect to a Participant's Vested Units shall be made to the Participant or, in the event of the Participant's death, to his or her Beneficiary, as soon as practicable after the Vesting Date for such Units, except as otherwise provided in paragraph (d) below.

         (b) Form of Payment. Except as provided in paragraph (c) below, payment to be made in accordance with paragraph (a) above with respect to all Restricted Units that have become vested on any Vesting Date shall be made in the form of a single lump sum payment consisting of (i) a number of shares of Common Stock equal to the total number of whole Restricted Units that have become vested on such Vesting Date, and (ii) a cash payment for any fractional part of a Restricted Unit that has become vested on such Vesting Date. The amount of such cash payment shall be determined by multiplying such fractional part by the Closing Price of a share of Common Stock on the first Trading Day preceding the date of payment.

         (c) Payment on Termination. Payment to be made in accordance with paragraph (a) above with respect to all Restricted Units that have become vested pursuant to Section 6(c)(ii) on any Vesting Date shall be made by the issuance of a number of shares of Common Stock determined by dividing the lesser of (x) the aggregate value of such Units determined by multiplying the number of such Units by the Closing Price of a share of Common Stock on the date or dates as of which such Units were credited to the Participant's Account, or (y) the aggregate value of such Units determined by multiplying the number of such Units by the Closing Price of a share of Common Stock on such Vesting Date, by (z) the Closing Price of a share of Common Stock on such Vesting Date. If such Vesting Date was not a Trading Day, the Closing Price of a share of Common Stock on the first Trading Day following such Vesting Date shall be used for purposes of the preceding sentence. If the number of shares of Common Stock determined in accordance with the provisions of the second preceding sentence includes a fractional part of a share, payment with respect to such fractional part shall be made in cash, in an amount determined by multiplying such fractional part by the Closing Price of a share of Common Stock on the first Trading Day preceding the date of payment.

         (d) Deferred Payment. Subject to the provisions of paragraph (e) below, payment with respect to part or all of a Participant's Restricted Units that become vested on any Vesting Date pursuant to Section 6(a)(i) shall be deferred, and shall be made at the time and in the manner hereinafter set forth, if the Participant so elects in accordance with the following provisions:

                  (i) An election by the Participant hereunder with respect to any Restricted Units that become vested on any Vesting Date shall be made in writing, on a form furnished to the Participant for such purpose by the Committee. The form shall be filed with the Committee at least one year prior to such Vesting Date.

                  (ii) In the Participant's election form, the Participant shall specify the number of such Restricted Units with respect to which the Participant wishes to defer payment, and the date on which payment with respect to such Units shall be made (the "Payment Date").

                  (iii) The Participant may select, as the Payment Date for such Units (A) the first Business Day of the calendar year following the date of termination of his or her employment with the Corporation or any of its Affiliated Companies for any reason, or (B) the first Business Day of any earlier calendar month but no earlier than the first Business Day of the third calendar year following the calendar year in which the Vesting Date for such Units occurs.

                  (iv) Any election made hereunder by the Participant shall be irrevocable.

                  (v) As of the Vesting Date for any Restricted Units covered by a deferral election made by a Participant hereunder, the number of such Units shall be transferred from the Restricted Unit Subaccount or Matching Restricted Unit Subaccount in which such Units were recorded to the appropriate Deferred Vested Unit Subaccount established for the Participant under Section 8.

                  (vi) Until payment has been made with respect to all of the Units in any Deferred Vested Unit Subaccount maintained for the Participant under Section 8, there shall be credited to each such Subaccount, as of each Dividend Payment Date, a number of additional Deferred Vested Units determined by first multiplying (A) the total number of Deferred Vested Units standing to the Participant's credit in such Subaccount on the day immediately preceding such Dividend Payment Date (including all Dividend Equivalent Units credited to such Subaccount on all previous Dividend Payment Dates), by (B) the per-share dollar amount of the dividend paid on such Dividend Payment Date and then, dividing the resulting amount by the Closing Price of one share of Common Stock on such Dividend Payment Date.

                  (vii) Except as provided in subparagraph (viii) below, payment with respect to the Deferred Vested Units in any Deferred Vested Unit Subaccount maintained for the Participant shall be made on the Payment Date specified by the Participant in his or her deferral election with respect to such Units. Payment with respect to the Deferred Vested Units payable on any Payment Date shall be made (A) by the issuance of one share of Common Stock for each whole Deferred Vested Unit payable on such Payment Date, and (B) by a cash payment for any fractional part of a Deferred Vested Unit payable on such Payment Date. The amount of such cash payment shall be determined by multiplying such fractional part by the Closing Price of a share of Common Stock on the first Trading Day preceding the date of payment.

                  (viii) Notwithstanding any other provision in this Section 7 to the contrary, payment with respect to any part or all of any Deferred Vested Unit Subaccount maintained for a Participant may be made to the Participant on any date earlier than the Payment Date specified by the Participant in his deferral election for such Units if
         (A) the Participant requests such early payment and (B) the Committee, in its sole discretion, determines that such early payment is necessary to help the Participant meet an "unforeseeable emergency" within the meaning of Section 1.457-2(h)(4) of the federal income tax regulations. The amount that may be so paid may not exceed the amount necessary to meet such emergency.

         (e) Limitations on Deferrals. A deferral election otherwise permitted to be made under paragraph (d) above shall be subject to the following limitations:

                  (i) The Committee may deny any Participant the right to make such election if it determines, in its sole discretion, that such deferral election by the Participant might cause the Plan to fail to be treated as a plan of deferred compensation "for a select group of management or highly compensated employees" for purposes of ERISA.

                  (ii) If a Change in Control should occur after the date on which the Participant's election form is filed with the Committee but before the date that otherwise would have been the Vesting Date under
         Section 6(a)(i) for the Units designated in such form, the Participant's deferral election shall not be given effect, and payment with respect to such Units shall be made in accordance with the other applicable provisions of this Section 7.

                  (iii) No deferral election shall be effective hereunder if, at any time during the 12-month period ending on the Vesting Date, the Participant received a hardship withdrawal under Section 7.2 of the Pall Corporation Profit-Sharing Plan.

                  (iv) No amount may be deferred with respect to the Participant's Vested Units pursuant to a Participant's deferral election hereunder to the extent that any tax is required to be withheld with respect to such amount pursuant to applicable federal, state or local law.

8.       Accounts.

         There shall be established on the books and records of the Corporation, for bookkeeping purposes only, a separate Account for each Participant, to reflect the Participant's interest under the Plan.

         Within each Account so established for each Participant there shall be established and maintained the following Subaccounts: an "Initial Award Restricted Unit Subaccount" to reflect all Restricted Units to be credited to the Participant's Account on any Crediting Date pursuant to Section 5(a); a "Purchased Restricted Unit Subaccount" to reflect all Restricted Units to be credited to the Participant's account on any Crediting Date pursuant to Section 5(b), (c) or (d); a "Matching Restricted Unit Subaccount" to reflect all Matching Restricted Units to be credited to the Participant's Account on any Crediting Date pursuant to Section 5(e); and a "Deferred Vested Unit Subaccount" to reflect all Vested Units with respect to which a Participant has elected to defer payment, and for which the Participant has selected the same Payment Date, pursuant to Section 7(d).

         A Participant's Account and Subaccounts shall be adjusted from time to time to reflect all Dividend Equivalent Units to be credited thereto pursuant to
Section 5(f) and Section 7(d)(vi), all payments made with respect to the Units reflected therein pursuant to Section 7, and, in the case of any Initial Award Restricted Unit Subaccount, Purchased Restricted Unit Subaccount or Matching Restricted Unit Subaccount maintained for a Participant, any forfeitures of Units reflected therein pursuant to Section 6.

         A Participant's interest in any Deferred Vested Unit Subaccount maintained for the Participant shall be fully vested and nonforfeitable at all times.

9.       Certain Adjustments to Plan Shares.

         In the event of any change in the shares of Common Stock by reason of any stock dividend, stock split, recapitalization, reorganization, merger, consolidation, split-up, combination or exchange of shares, or any rights offering to purchase shares of Common Stock at a price substantially below fair market value, or any similar change affecting the shares of Common Stock, the number and kind of shares represented by Units credited to Participants' Accounts shall be appropriately adjusted consistent with such change in such manner as the Compensation Committee, in its sole discretion, may deem equitable to prevent substantial dilution or enlargement of the rights granted to, or available for, the Participants hereunder. The Committee shall give notice to each Participant of any adjustment made pursuant to this Section and, upon such notice, such adjustment shall be effective and binding for all purposes.

10.      Listing and Qualification of Common Stock.

         The Corporation, in its discretion, may postpone the issuance, delivery, or distribution of shares of Common Stock with respect to any Vested Units until completion of such stock exchange listing or other qualification of such shares under any state or federal law, rule or regulation as the Corporation may consider appropriate, and may require any Participant or Beneficiary to make such representations and furnish such information as it may consider appropriate in connection with the issuance or delivery of the shares in compliance with applicable laws, rules and regulations.

11.      Taxes.

         The Corporation or any of its Affiliated Companies may make such provisions and take such steps as it may deem necessary or appropriate for the withholding of all federal, state and local taxes required by law to be withheld with respect to any payments to be made under the Plan including, but not limited to (i) deducting the amount so required to be withheld from any other amount then or thereafter payable to a Participant or Beneficiary, and/or (ii) requiring a Participant or Beneficiary to pay to the Corporation or any of its Affiliated Companies the amount so required to be withheld as a condition of the issuance, delivery, or distribution of any shares of Common Stock. With the approval of the Compensation Committee, the Committee may permit such amount to be paid in shares of Common Stock previously owned by the Participant, or a portion of the shares of Common Stock that otherwise would be distributed to such Participant in respect to his or her Vested Units, or a combination of cash and shares of Common Shares.

12.      Designation and Change of Beneficiary.

         Each Participant shall file with the Committee a written designation of one or more persons as the Beneficiary who shall be entitled to receive any amount, or any shares of Common Stock, payable under the Plan upon his or her death. A Participant may, from time to time, revoke or change his or her Beneficiary designation without the consent of any previously designated Beneficiary by filing a new designation with the Committee. The last such designation received by the Committee shall be controlling; provided, however, that no designation, or change or revocation thereof, shall be effective unless received by the Committee prior to the Participant's death, and in no event shall it be effective as of a date prior to such receipt. If at the date of a Participant's death, there is no designation of a Beneficiary in effect for the Participant pursuant to the provisions of this Section 12, or if no Beneficiary designated by the Participant in accordance with the provisions hereof survives to receive any amount, or any shares of Common Stock, payable under the Plan by reason of the Participant's death, the Participant's estate shall be treated as the Participant's Beneficiary for purposes of the Plan.

13.      Rights of Participants.

         A Participant's rights and interests under the Plan shall be subject to the following provisions:

         (a) A Participant shall have the status of a general unsecured creditor of the Corporation with respect to his or her right to receive any payment under the Plan. The Plan shall constitute a mere promise by the Corporation or the applicable Affiliated Company to make payments in the future of the benefits provided for herein. It is intended that the arrangements reflected in the Plan be treated as unfunded for tax purposes, as well as for purposes of any applicable provisions of Title I of ERISA.

         (b) A Participant's rights to payments under the Plan shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Participant or his or her Beneficiary.

         (c) Neither the Plan nor any action taken hereunder shall be construed as giving any Participant any right to be retained in the employment of the Corporation or any of its Affiliated Companies.

         (d) No Participant shall have the right, by virtue of having been selected as an Eligible Employee with respect to any Plan Year, to be automatically treated as an Eligible Employee with respect to any subsequent Plan Year.

         (e) No Restricted Units credited to a Participant's Account, and no payments made with respect to such Units upon or after they become vested, shall be considered as compensation under any employee benefit plan of the Corporation or any of its Affiliated Companies, except as specifically provided in any such plan or as otherwise determined by the Board of Directors.

14.      Administration.

         The Plan shall be administered by the Committee. A majority of the members of the Committee shall constitute a quorum. The Committee may act at a meeting, including a telephone meeting, by action of a majority of the members present, or without a meeting by unanimous written consent. In addition to the responsibilities and powers assigned to the Committee elsewhere in the Plan, the Committee shall have the authority, in its discretion, to establish from time to time guidelines or regulations for the administration of the Plan, interpret the Plan, and make all determinations considered necessary or advisable for the administration of the Plan; provided, however, that any questions as to the rights under the Plan of any person who is an Elected Officer under Section 4.01(a), of the By-Laws of the Corporation, as amended on June 29, 1999 or thereafter, shall be determined by the Compensation Committee instead of by the Committee.

         The Committee may delegate any ministerial or nondiscretionary function pertaining to the administration of the Plan to any one or more officers of the Corporation.

         All decisions, actions or interpretations of the Committee or the Compensation Committee under the Plan shall be final, conclusive and binding upon all parties. Notwithstanding the foregoing, any determination made by the Committee or the Compensation Committee after the occurrence of a Change in Control that denies in whole or in part any claim made by any individual for benefits under the Plan shall be subject to judicial review, under a "de novo", rather than a deferential standard.

15.      Amendment or Termination.

         The Board of Directors may, with prospective or retroactive effect, amend, suspend or terminate the Plan or any portion thereof at any time; provided, however, that no amendment, suspension or termination of the Plan shall adversely affect the rights of any Participant with respect to any Units previously credited to the Participant's Account, without his or her written consent.

16.      Successor Corporation.

         The obligations of the Corporation under the Plan shall be binding upon any successor corporation or organization resulting from the merger, consolidation or other reorganization of the Corporation, or upon any successor corporation or organization succeeding to substantially all of the assets and business of the Corporation. The Corporation agrees that it will make appropriate provision for the preservation of Participants' rights under the Plan in any agreement or plan which it may enter into or adopt to effect any such merger, consolidation, reorganization or transfer of assets.

17.      Governing Law.

         The Plan shall be governed by and construed in accordance with the laws of the State of New York.

18.      Effective Date.

         The Plan was adopted effective as of June 29, 1999 by the Board of Directors, acting by the Compensation Committee, subject, however, to approval by the shareholders of the Corporation by a majority of the votes cast in person or by proxy at the 1999 annual meeting of the Corporation's shareholders. Restricted Units may be credited to the Accounts of Eligible Employees as provided herein prior to such shareholder approval, subject to such approval being obtained at such meeting.


As adopted by the Compensation Committee of the Board of Directors on June 29, 1999, amended by that Committee by Consent dated
October 1, 1999, and approved by shareholders at the annual meeting on November 17, 1999.