Form 10-Q
period 2000-01-29
PALL CORP
filed 2000-03-14
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 29, 2000

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


At March 6, 2000, 123,649,516 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------

COVER SHEET                                                                    1

INDEX TO FORM 10-Q                                                             2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

              Condensed consolidated balance sheets - January  29, 2000
               and July 31, 1999                                               3

              Condensed consolidated statements of earnings -
               three months and six months ended January 29, 2000              4
               and January 30, 1999

              Condensed consolidated statements of cash flows -
               six months ended January 29, 2000 and January 30, 1999          5

              Notes to condensed consolidated financial statements             6

   Item 2. Management's discussion and analysis of financial condition and
              results of operations                                            9


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                  13

   Item 4. Submission of matters to a vote of security holders                13

   Item 6. Exhibits and reports on Form 8-K                                   14


SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

                                   PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                            (in thousands)
                                                                             January 29,                 July 31,
                  ASSETS                                                        2000                       1999
Current Assets:                                                           -----------------          -----------------
   Cash and cash equivalents                                            $            81,945        $            86,677
   Short-term investments                                                            40,500                     50,500
   Accounts receivable, net of allowances
     for doubtful accounts of $7,171
     and $6,623, respectively                                                       283,096                    326,197
   Inventories - Note 2                                                             203,950                    205,867
   Other current assets                                                              79,348                     74,948
                                                                          -----------------          -----------------
                  Total Current Assets                                              688,839                    744,189

Property, plant and equipment, net of
   accumulated depreciation of $436,298
   and $429,012, respectively                                                       506,063                    507,016
Other assets                                                                        241,087                    237,122
                                                                          -----------------          -----------------
                  Total Assets                                          $         1,435,989        $         1,488,327
                                                                          =================          =================
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to banks                                               $           258,067        $           301,647
   Accounts payable and
       other current liabilities                                                    179,456                    198,979
   Income taxes                                                                      25,955                     20,147
   Current portion of long-term debt                                                 52,308                     37,506
                                                                          -----------------          -----------------
                  Total Current Liabilities                                         515,786                    558,279

Long-term debt, less current portion                                                100,863                    116,815
Deferred taxes and other
      non-current liabilities                                                        86,935                     82,569
                                                                          -----------------          -----------------
                  Total Liabilities                                                 703,584                    757,663
                                                                          -----------------          -----------------
Stockholders' Equity:
   Common stock, $.10 par value                                                      12,796                     12,796
   Capital in excess of par value                                                    92,894                     92,893
   Retained earnings                                                                750,979                    732,970
   Treasury stock, at cost                                                          (92,608)                   (82,283)
   Stock option loans                                                                (5,865)                    (7,216)
   Accumulated other comprehensive loss:
        Foreign currency translation adjustment                                     (20,105)                   (12,149)
        Minimum pension liability                                                    (2,141)                    (1,937)
        Unrealized investment losses                                                 (3,545)                    (4,410)
                                                                          -----------------          -----------------
                                                                                    (25,791)                   (18,496)

                  Total Stockholders' Equity                                        732,405                    730,664
                                                                          -----------------          -----------------
                  Total Liabilities and
                     Stockholders' Equity                               $         1,435,989        $         1,488,327
                                                                          =================          =================

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                            (in thousands,                             (in thousands,
                                                        except per share data)                    except per share data)
                                                          Three Months Ended                         Six Months Ended
                                                   -------------------------------          ---------------------------------
                                                      Jan. 29,            Jan. 30,             Jan. 29,             Jan. 30,
                                                       2000                1999                  2000                 1999
                                                   -----------         -----------          -------------         ------------
Net sales                                          $   294,699         $   278,255          $     561,821         $    528,105

Costs and expenses:
   Cost of sales - Note 1                              136,683             133,764                261,429              251,104
   Selling, general and
     administrative expenses                            98,857             105,684                193,590              202,571
   Research and development                             11,680              15,034                 23,498               29,969
   Interest expense, net                                 3,546               3,035                  7,036                5,983
                                                   -----------         -----------          -------------         ------------
Total costs and expenses                               250,766             257,517                485,553              489,627

Earnings before income taxes                            43,933              20,738                 76,268               38,478
Income taxes                                            10,105               4,764                 17,542                9,043
                                                   -----------         -----------          -------------         ------------
Net earnings                                       $    33,828         $    15,974          $      58,726         $     29,435
                                                   ===========         ===========          =============         ============
Earnings per share:
      Basic                                              $0.27               $0.13                  $0.47                $0.24
      Diluted                                            $0.27               $0.13                  $0.47                $0.24

Dividends declared per share                            $0.165              $0.160                 $0.325               $0.315

Average number of shares
 outstanding:
   Basic                                               123,952             124,595                124,049              124,339
   Diluted                                             124,860             125,067                124,994              124,831

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    (in thousands)
                                                                                   Six Months Ended
                                                                           ------------------------------
                                                                              Jan. 29,           Jan. 30,
                                                                                2000               1999
                                                                           ------------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $   112,818         $   43,884

INVESTING ACTIVITIES:
  Investments and licenses                                                      (3,248)            (9,435)
  Capital expenditures                                                         (28,414)           (36,251)
  Disposals of fixed assets                                                      3,165              1,198
  Short-term investments                                                        10,000            (17,200)
                                                                           -----------         ----------
NET CASH USED BY INVESTING ACTIVITIES                                          (18,497)           (61,688)

FINANCING ACTIVITIES:
  Net short-term (repayments) borrowings                                       (41,919)            64,305
  Long-term borrowings                                                          14,878              2,960
  Payments on long-term debt                                                   (20,976)           (11,524)
  Net proceeds from exercise of stock options                                    5,097             33,445
  Purchase of treasury stock                                                   (14,604)           (30,000)
  Dividends paid                                                               (39,739)           (38,481)
                                                                           -----------         ----------
NET CASH (USED) PROVIDED  BY FINANCING ACTIVITIES                              (97,263)            20,705
                                                                           -----------         ----------
CASH FLOW FOR PERIOD                                                            (2,942)             2,901

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  86,677             12,125

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (1,790)               250
                                                                           -----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    81,945         $   15,276
                                                                           ===========         ==========

Supplemental disclosures:
   Interest paid (net of amount capitalized)                               $    10,336         $    8,081
   Income taxes paid (net of refunds)                                           17,881             13,449

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

The results of operations for the first and second quarters of fiscal 1999 have been adjusted to include $1,567 (1 cent per share) and $4,200 (2 cents per share), respectively, of previously capitalized start-up costs expensed in cost of sales when the Company adopted Statement of Position 98-5, "Reporting the Costs of Start-up Activities" in the third quarter of fiscal year 1999.


NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:             (in thousands)
                                                         Jan. 29,     July 31,
                                                          2000          1999
                                                        --------      --------
           Raw materials and components                 $ 75,327      $ 77,092
           Work-in-process                                27,193        25,127
           Finished goods                                101,430       103,648
                                                        --------      --------
           Total inventory                              $203,950      $205,867
                                                        ========      ========



NOTE 3 - COMPREHENSIVE INCOME

   The components of comprehensive income for the three months and six months ended January 29, 2000 and January 30, 1999 were comprised of the following:

                                                                                          (in thousands)
                                                                       Three months ended            Six months ended
                                                                   --------------------------   --------------------------
                                                                   Jan. 29,          Jan. 30,     Jan. 29,        Jan. 30,
                                                                     2000              1999         2000            1999
                                                                   --------          --------   ----------        --------
Net income                                                         $33,828           $15,974      $58,726         $29,435

Foreign currency translation adjustment                             (8,057)           (6,067)      (8,054)          6,724
Income taxes                                                          (726)              365           98             111
                                                                   -------           --------     -------         -------
Foreign currency translation adjustment, net                        (8,783)           (5,702)      (7,956)          6,835

Minimum pension liability adjustment                                    27               (20)        (368)            (50)
Income taxes                                                           (12)                7          164              17
                                                                   -------           -------      -------         -------
Minimum pension liability adjustment, net                               15               (13)        (204)            (33)

Unrealized investment  gains (losses)                                3,238             1,999        1,330          (6,848)
Income taxes                                                        (1,133)             (700)        (465)          2,396
                                                                   -------           -------      -------          ------
Unrealized investment  gains (losses), net                           2,105             1,299          865          (4,452)

Total comprehensive income                                         $27,165           $11,558      $51,431          $31,785
                                                                   =======           =======      =======          =======

NOTE 4 - SEGMENT INFORMATION                                                 -7-

                                                      Three  Months Ended                             Three Months    Six Months
                                                   ---------------------------    Six Months Ended      Ended            Ended
Market Segment Information:                         Oct. 30,          Jan. 29,        Jan. 29,         Jan. 30,         Jan. 30,
(in thousands)                                        1999              2000            2000            1999              1999
------------------------------------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers:
Blood                                              $ 48,572           $ 52,387       $100,959          $ 44,803       $ 84,242
Critical Care                                        18,578             23,752         42,330            21,236         41,847
                                                   --------           --------       --------          --------       --------
     Medical                                         67,150             76,139        143,289            66,039        126,089
                                                   --------           --------       --------          --------       --------
BioPharmaceuticals                                   52,940             56,517        109,457            59,086        110,021
Food and Beverage                                    12,991             13,325         26,316            13,358         24,541
Specialty Materials                                   8,648              9,215         17,863             9,779         18,839
                                                   --------           --------       --------          --------       --------
      BioPharmaceuticals                             74,579             79,057        153,636            82,223        153,401
                                                   --------           --------       --------          --------       --------
      Health Care                                   141,729            155,196        296,925           148,262        279,490
                                                   --------           --------       --------          --------       --------
Aerospace                                            30,013             31,083         61,096            32,061         61,962
Industrial Hydraulics                                31,291             34,477         65,768            32,651         63,022
                                                   --------           --------       --------          --------       --------
       Aeropower                                     61,304             65,560        126,864            64,712        124,984
                                                   --------           --------       --------          --------       --------
Microelectronics                                     18,822             24,678         43,500            14,202         25,900
Industrial Process                                   45,267             49,265         94,532            51,079         97,731
                                                   --------           --------       --------          --------       --------
      Fluid Processing                               64,089             73,943        138,032            65,281        123,631
                                                   --------           --------       --------          --------       --------
Total                                              $267,122           $294,699       $561,821          $278,255       $528,105
------------------------------------------------------------------------------------------------------------------------------

Operating Profit: (a)
Medical                                            $ 14,745           $ 22,050       $ 36,795          $ 13,925       $ 23,762
BioPharmaceuticals                                   15,733             17,557         33,290             9,214         19,708
                                                   --------           --------       --------          --------       --------
     Health Care                                     30,478             39,607         70,085            23,139         43,470
                                                   --------           --------       --------          --------       --------
     Aeropower                                       14,865             14,773         29,638            13,184         27,564
     Fluid Processing                                 4,968              6,413         11,381             3,434          5,779
                                                   --------           --------       --------          --------       --------
     Subtotal                                        50,311             60,793        111,104            39,757         76,813
General corporate expenses                          (14,486)           (13,314)       (27,800)          (15,984)       (32,352)
Interest expense, net                                (3,490)            (3,546)        (7,036)           (3,035)        (5,983)
                                                   --------           --------       --------          --------       --------
Earnings before income taxes                       $ 32,335           $ 43,933       $ 76,268          $ 20,738       $ 38,478
------------------------------------------------------------------------------------------------------------------------------


Geographic Segment Information:
(in thousands)

Sales to Unaffiliated Customers:
Western Hemisphere                                 $122,715           $133,600       $256,315          $120,793       $233,684
Europe                                               97,458            106,104        203,562           112,050        211,712
Asia                                                 46,949             54,995        101,944            45,412         82,709
                                                   --------           --------       --------          --------       --------
Total                                              $267,122           $294,699       $561,821          $278,255       $528,105
------------------------------------------------------------------------------------------------------------------------------

Operating Profit:
Western Hemisphere                                 $ 29,073           $ 31,079       $ 60,152          $ 19,003       $ 31,825
Europe                                               20,002             22,139         42,141            23,770         47,263
Asia                                                  5,433              8,922         14,355             2,556          3,470
Eliminations                                         (4,197)            (1,347)        (5,544)           (5,572)        (5,745)
                                                   --------           --------       --------          --------       --------
     Subtotal                                        50,311             60,793        111,104            39,757         76,813
General corporate expenses                          (14,486)           (13,314)       (27,800)          (15,984)       (32,352)
Interest expense, net                                (3,490)            (3,546)        (7,036)           (3,035)        (5,983)
                                                   --------           --------       --------          --------       --------
Earnings before income taxes                       $ 32,335           $ 43,933       $ 76,268          $ 20,738       $ 38,478
------------------------------------------------------------------------------------------------------------------------------

(a) Certain components of market segment operating profit for the three months ended October 30, 1999 have been reclassified to conform to the second quarter presentation.

Note 5 - OTHER MATTERS

On January 20, 2000, the Board of Directors extended the Company's current stock buy-back program by three years with an authorization to expend up to an additional $200 million. The repurchased shares will be available for general corporate purposes, including the exercise of stock options. The Company bought back an additional $1.6 million and $13 million of its common stock during the first and second quarters, respectively, and has $10 million remaining under the October 1997 $150 million authorization program.

On January 31, 2000, the Company purchased a new manufacturing facility, equipment and certain other assets from Laboratory SpA, a publicly traded company in Italy, for approximately $15 million. Additional consideration of approximately $3 million will be paid over the next three years as certain production levels are achieved. The new facility will be used in the manufacture of blood product systems.

Gelman continues to remediate the contamination at its Ann Arbor, Michigan facility, pursuant to a Consent Judgment entered into by the State of Michigan and Gelman. On February 2, 2000, the State of Michigan advised Gelman of its intention to file a court motion seeking approximately $4.2 million in penalties for alleged violations of the Consent Judgment. Gelman disputes these assertions and has been vigorously contesting them.

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

I. Results of Operations

Review of Consolidated Results

Sales for the quarter were $294.7 million, an increase of 6%, compared to $278.3 million in the second quarter of last year. Exchange rates, principally the weakness of certain European currencies partially offset by the strength of the Japanese Yen against the U.S. dollar, decreased sales by 2%, or $6.1 million. In local currency, sales increased 8%; excluding the effect of the Stratapac(R) business divested in the third quarter of fiscal 1999, sales increased 9%. Sales of $561.8 for the six months, increased 6 1/2% over the prior year's sales of $528.1 million. In local currency, sales improved by 7 1/2% over the prior period and 8 1/2% excluding the effect of the 1999 divestiture. Increased blood filter and Microelectronic sales fueled the growth while, in local currency, Aeropower contributed to the growth with moderate improvement and Biopharmaceutical was essentially flat.

Cost of sales at 46.4% and 46.5% as a percentage of sales for the quarter and six months, respectively, has improved by 1.7% and 1%, respectively, despite the continued change in mix of blood filter sales. This was largely due to improvements in the Fluid Processing margins.

Selling, general and administrative expenses and research and development expenses of $110.5 and $217.1 in the aggregate, for the quarter and six months were 37.5% and 38.6% of sales. Compared to the same prior year periods, these costs decreased $10.2 million, or nearly 6%, and $15.5 million or 5 1/2%, respectively, principally due to the restructuring initiated in the third quarter of 1999. Part of the restructuring plan involved the consolidation of certain facilities. The results for the six months of fiscal 2000 include a profit of $1.3 million from the sale of a property located in the United Kingdom.

The effective income tax rate for the quarter and six months of both years was approximately 23%.

The benefits of the restructuring started in the third quarter last year coupled with on-going cost reduction efforts and local currency growth in the top-line, can clearly be seen in the earnings. For the second quarter, earnings per diluted share increased 112% to 27 cents from the 13 cents reported last year. For the six months, earnings per share increased to 47 cents from 24 cents per diluted share in the prior year. The prior year amounts have been reduced by two cents for the quarter and three cents for the six months for a change in an accounting principle related to start-up costs.

The Company started the year with three goals to help increase its earnings per share by 30% (excluding last year's one-time charge) and achieve at least a 19% return on equity. Those goals were:

o Increase local currency sales growth in the range of 8% to 10%
o Stop the reduction in gross margins
o Reduce selling, general and administrative expenses plus R & D as a percentage of sales by at least 2 percentage points.

These goals are fully intact and the Company believes it can exceed the goal of 30% growth in earnings per share compared to last year's 92 cents (before restructuring and one-time charges).

Review of Market and Geographic Segments

For the quarter and six months, Medical's sales grew by 17 1/2% and 15%, respectively, in local currency. Overall, blood filter sales have grown by 18 1/2% in the quarter and 21% for the six months. The sales mix continues to shift to blood centers, which represented approximately 69% of total blood filter sales as of the end of the second quarter compared to approximately 53% for the first six months of 1999. Blood center sales have increased by more than 50% in the quarter and during the six months reflecting the growth trends in both Europe and the United States as more countries move towards 100% leukodepletion. Hospital sales have declined by 23% and 20% in the quarter and for the six months, respectively. On a year to date basis, Critical Care sales have increased approximately 3 1/2%.

Based on reported amounts, Biopharmaceutical sales declined 4% in the quarter attributable to the general weakening of certain European currencies against the U.S. dollar. However, on a local currency basis, Biopharmaceutical sales were essentially flat for the quarter and up approximately 2% year to date over the prior year. Growth in Food and Beverage continued with sales up 4% and 10% for the quarter and six months in local currency. Sales to pharmaceutical producers and laboratories declined slightly in the quarter and year to date due to the timing of large system sales last year as well as some pharmaceutical plant closures in the United States.

On a reported basis, sales in the Aeropower business segment were essentially flat for the quarter and six months. On a local currency basis, sales in the Aeropower segment were up approximately 4% in the quarter buoyed by an 11% increase in Industrial Hydraulics sales. Industrial Hydraulics sales in the United States, which suffered in the prior year, have increased 19% in the quarter and over 12% year to date. Aerospace sales, which were down approximately 2% during the quarter, were affected by a large military sale in Europe last year. On a year to date basis, Aeropower sales have increased 4%.

Fluid Processing sales increased 13 1/2% and 10 1/2%, in local currency, during the quarter and year to date. Driving this growth is the Microelectronics subsegment, which had 69% local currency growth in the quarter as it benefited from growth in the semiconductor market. Microelectronic sales have grown by more than 50% in both Europe and Asia, and doubled in the United States. Sales in Industrial Process have declined slightly in the quarter and six months. However after adjusting for the divested Stratapac(R) business, comparable sales increased by approximately 3% for the quarter and are flat for the six months. Within Industrial Process, IH Power Generation sales increased 26% in the quarter and water processing grew by 13%, both driven by growth in the United States.

During the quarter, consolidated operating profits grew to 20.6% compared to 14.3%, benefiting from the restructuring initiated in the third quarter of 1999. For the six months, consolidated profit margins were 19.8%, an increase of 5.2% over the prior year. Operating profit margins have improved in all business segments. In Medical, the operating profit margin for the quarter has increased 8% and 7% for the six months reflecting the combined effect of the increased sales volume to blood centers and the restructured selling organization. Operating profit in Biopharmaceutical improved 11% in the quarter and approximately 9% year to date due to the joint effect of reduced systems sales and the restructuring. Aeropower's operating profits grew approximately 2% for the quarter and remained flat for the six months. Operating profit in Fluid Processing, which has benefited from improved margins in systems sales, has grown to 8.7% and 8.2% in the quarter and six months from 5.3% and 4.7% last year, respectively.

By geography, Western Hemisphere sales have increased 10 1/2% and 9 1/2% for the quarter and year to date, respectively, while operating profit has improved by 7.6% and 10%, respectively, reflecting the restructuring cost cuts as well as improved gross margins in Fluid Processing. Reported sales in Asia, which benefited from the strong Yen, increased 21% and 23% in the quarter and six months, respectively. In local currency, sales in Asia have increased 11% and 10% for the quarter and year to date, respectively, fueled by growth in Microelectronics and overall growth in Korea and Singapore . Operating margins in Asia improved approximately 10% in both the quarter and year to date. In Europe, reported sales decreased by 5 1/2% in the quarter and 4% for the six months. However, in local currency, sales have increased by 4 1/2% for both periods, reflecting the negative impact the weak Euro has had on sales. Operating profits have declined slightly for the quarter from 21.2% to 20.9% also as a result of the weak Euro. For the six months, Europe's operating profit of 20.7% represents a decrease of 1.6% compared to last year.

II. Liquidity and Capital Resources

The Company's balance sheet is affected by the spot exchange rates used at the end of the quarter for translating local currency amounts into US dollars. In relation to the spot exchange rates at the end of last year, the European currencies, except for the British Pound, have generally weakened against the dollar while the Asian currencies have strengthened against the dollar. During the six months, net debt declined by approximately $30 million and was flat during the quarter. The reduction in the six months was comprised of net reductions of approximately $35 million partially offset by the effect of foreign currency exchange, primarily in Japan, of approximately $5 million.

Net cash provided by operating activities has increased by $68.9 million attributable to increased net earnings and collection of receivables partially offset by decreased payables. During the quarter, the Board of Directors authorized an extension of the Company's existing stock repurchase program and also authorized expenditure of up to another $200 million to repurchase the Company's shares. The Company purchased $14.6 million of treasury stock during the six months. Capital expenditures and depreciation and amortization expense for the six months were $28.4 million and $34.9 million, respectively. At the beginning of the third quarter, the Company closed the purchase of a manufacturing facility in Italy for a purchase price of $15 million. The purchase price was paid with cash generated from the Company's operating cash flows.

III. Other Matters

Year 2000 Compliance

The Company satisfactorily completed its Year 2000 (Y2K) project as scheduled. During the Y2K rollover period and to date, the Company's information systems and operations have not experienced any major Y2K related problems. Additionally, the Company is not aware of any significant Y2K problems impacting its major customers or suppliers. Although the Company believes its information systems and operations are Y2K compliant, uncertainties remain relating to whether Y2K problems may arise in the future. In the event that Y2K issues do arise, the Company's previously developed Y2K contingency plans remain intact. The expenditures necessary to achieve Y2K compliance were not material to the Company's financial statements

Euro Currency Conversion

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan ("Court") by the State of Michigan ("State") against Gelman Sciences Inc. ("Gelman") (a subsidiary acquired by the Company in February 1997) seeking to compel Gelman to investigate and remediate the contamination near Gelman's Ann Arbor facility, which the State alleged was caused by Gelman's disposal of waste water from its manufacturing process. Pursuant to a consent judgement entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000 the State filed a Motion to Enforce Consent Judgement in the Court seeking approximately $4.2 million in stipulated penalties for alleged violations of the Consent Judgement and additional injunctive relief. Gelman disputes these assertions and has been vigorously contesting them.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The Annual Meeting of Shareholders of the Company was held November 17, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     (b) Not required.

     (c) The matters voted upon and the results of the voting were as follows:

         1. Holders of 108,986,355 shares of common stock voted either in person or by proxy for the election of five directors. The number of votes cast for each nominee were as indicated below:


             Director                             For            Withheld
             --------                             ---            --------

             Abraham Appel                    106,362,119       2,624,236

             Daniel J. Carroll, Jr.           106,404,909       2,581,446

             Ulric Haynes, Jr.                106,397,445       2,588,910

             Jeremy Hayward-Surry             106,359,509       2,626,846

             Edwin W. Martin, Jr.             106,399,371       2,586,984


         2. The proposal to adopt a management stock purchase plan was approved as follows: for 95,904,978; against 12,389,135 and 692,242 abstensions.

         3. The proposal to adopt an employee stock purchase plan was approved as follows: for 107,263,950; against 1,131,497 and 590,908 abstensions.

     (d) Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

           See the Index to Exhibits for a list of exhibits filed herewith.

  (b) Reports on Form 8-K.

           The Company filed no reports on Form 8-K during the three months ended January 29, 2000.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         PALL CORPORATION

March 14, 2000                                           /s/ John Adamovich, Jr.
--------------                                           -----------------------
     Date                                                John Adamovich, Jr.
                                                         Chief Financial Officer
                                                                and Treasurer


 March 14, 2000                                          /s/ Lisa Kobarg
---------------                                          -----------------------
     Date                                                Lisa Kobarg
                                                         Chief Corporate
                                                           Accountant

                      Exhibit Index
                      -------------
Exhibit
Number                Description of Exhibit
--------              ----------------------
3 (i)*                Restated Certificate of Incorporation of the Registrant
                      as amended through November 23, 1993, filed as
                      Exhibit 3 ( i ) to the Registrant's Annual Report on
                      Form 10-K for the fiscal year ended July 30, 1994.

3 (ii)*               By-Laws of the Registrant as amended on October
                      5, 1999, filed as Exhibit 3 (ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

10(a) Pall Corporation Management Stock Purchase Plan, as amended on January 19, 2000.

27                    Financial Data Schedule.

 *  Incorporated herein by reference.
(a) Management contract or compensatory plan or arrangement.