Form 10-Q
period 2000-04-29
PALL CORP
filed 2000-06-12
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 29, 2000

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


At June 6, 2000, 123,378,412 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                       -----------------------------------

COVER SHEET                                                                   1

INDEX TO FORM 10-Q                                                            2

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements:

               Condensed consolidated balance sheets - April 29, 2000
                  and July 31, 1999                                           3

               Condensed consolidated statements of earnings -
                  three months and nine months ended April 29, 2000           4
                  and May 1, 1999

               Condensed consolidated statements of cash flows -
                  nine months ended April 29, 2000 and May 1, 1999            5

               Notes to condensed consolidated financial statements           6

  Item 2. Management's discussion and analysis of financial condition and
                   results of operations                                      9


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                   13

  Item 6. Exhibits and reports on Form 8-K                                    13


SIGNATURES                                                                    14

EXHIBIT INDEX                                                                 15

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                       (in thousands)
                                                                              April 29,                July 31,
                                                                                 2000                    1999
                                                                          -----------------       -----------------
                    ASSETS
Current Assets:
   Cash and cash equivalents                                               $    71,624             $     86,677
   Short-term investments                                                       65,400                   50,500
   Accounts receivable, net of allowances
     for doubtful accounts of $6,944
     and $6,623, respectively                                                  303,177                  326,197
   Inventories - Note 2                                                        208,315                  205,867
   Other current assets                                                         76,409                   74,948
                                                                           -----------              -----------
                  Total Current Assets                                         724,925                  744,189

Property, plant and equipment, net of
   accumulated depreciation of $443,395
   and $429,012, respectively                                                  503,896                  507,016
Other assets                                                                   238,675                  237,122
                                                                           -----------              -----------
                  Total Assets                                             $ 1,467,496              $ 1,488,327
                                                                           ===========              ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to banks                                                  $   267,794              $   301,647
   Accounts payable and
       other current liabilities                                               197,631                  198,979
   Income taxes                                                                 27,725                   20,147
   Current portion of long-term debt                                            58,589                   37,506
                                                                           -----------              -----------
                  Total Current Liabilities                                    551,739                  558,279

Long-term debt, less current portion                                            87,765                  116,815
Deferred taxes and other
      non-current liabilities                                                   78,969                   82,569
                                                                           -----------              -----------
                  Total Liabilities                                            718,473                  757,663
                                                                           -----------              -----------
Stockholders' Equity:
   Common stock, $.10 par value                                                 12,796                   12,796
   Capital in excess of par value                                               97,554                   92,893
   Retained earnings                                                           771,887                  732,970
   Treasury stock, at cost                                                     (89,229)                 (82,283)
   Stock option loans                                                           (5,644)                  (7,216)
   Accumulated other comprehensive loss:
        Foreign currency translation adjustment                                (32,327)                 (12,149)
        Minimum pension liability                                               (2,127)                  (1,937)
        Unrealized investment losses                                            (3,887)                  (4,410)
                                                                           -----------              -----------
                                                                               (38,341)                 (18,496)

                  Total Stockholders' Equity                                   749,023                  730,664
                                                                           -----------              -----------
                  Total Liabilities and
                     Stockholders' Equity                                  $ 1,467,496              $ 1,488,327
                                                                           ===========              ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                               (in thousands,                             (in thousands,
                                                           except per share data)                     except per share data)

                                                           Three Months Ended                            Nine Months Ended
                                                    ---------------------------------------    -------------------------------------
                                                       April 29,                May 1,               April 29,             May 1,
                                                         2000                   1999                 2000                  1999
                                                    -----------------    -----------------     -----------------    ----------------
Net sales                                           $       318,049      $       299,896       $        879,870     $       828,001

Costs and expenses:
   Cost of sales                                            143,568              159,529                404,997             410,633
   Selling, general and
     administrative expenses                                103,585              103,502                297,175             306,073
   Research and development                                  12,762               13,452                 36,260              43,421
   Restructuring and other charges, net                           -               64,695                      -              64,695
   Interest expense, net                                      3,860                3,620                 10,896               9,603
                                                    ---------------      ---------------       ----------------     ---------------
Total costs and expenses                                    263,775              344,798                749,328             834,425

Earnings (loss) before income taxes (Note 1)                 54,274              (44,902)               130,542              (6,424)
Income taxes                                                 12,482              (16,579)                30,024              (7,536)
                                                    ---------------      ---------------       ----------------     ---------------
Net earnings (loss)                                 $        41,792      $       (28,323)      $        100,518     $         1,112
                                                    ===============      ===============       ================     ===============
Earnings (loss) per share (Note 1):
      Basic                                                   $0.34               ($0.23)                 $0.81               $0.01
      Diluted                                                 $0.34               ($0.23)                 $0.81               $0.01

Dividends declared per share                                 $0.165               $0.160                 $0.490              $0.475

Average number of shares
   outstanding:
      Basic                                                 123,692              124,515                123,947             124,380
      Diluted                                               124,504              124,782                124,848             124,797


See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            (in thousands)
                                                                                           Nine Months Ended
                                                                                 ----------------------------------------
                                                                                    April 29,              May 1,
                                                                                      2000                   1999
                                                                                 ------------------   ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $       159,732      $       104,395

INVESTING ACTIVITIES:
  (Acquisition) sale of businesses                                                       (15,380)               5,600
  Investments and licenses                                                                (3,248)              (9,434)
  Capital expenditures                                                                   (43,168)             (54,062)
  Disposals of fixed assets                                                                4,355                2,015
  Short-term investments                                                                 (14,900)             (12,700)
                                                                                 ---------------       --------------
NET CASH USED BY INVESTING ACTIVITIES                                                    (72,341)             (68,581)

FINANCING ACTIVITIES:
  Net short-term (repayments) borrowings                                                 (26,446)             117,174
  Long-term borrowings                                                                    14,878                3,703
  Payments on long-term debt                                                             (27,040)             (17,364)
  Net proceeds from stock plans                                                           12,901               34,271
  Purchase of treasury stock                                                             (14,604)             (39,256)
  Dividends paid                                                                         (60,144)             (58,433)
                                                                                 ---------------      ---------------
NET CASH (USED) PROVIDED  BY FINANCING ACTIVITIES                                       (100,455)              40,095
                                                                                 ---------------      ---------------
CASH FLOW FOR PERIOD                                                                     (13,064)              75,909

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            86,677               12,125

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (1,989)                (433)
                                                                                 ---------------      ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $        71,624      $        87,601
                                                                                 ===============      ===============

Supplemental disclosures:
   Interest paid (net of amount capitalized)                                     $        16,013      $        12,688
   Income taxes paid (net of refunds)                                                     17,074               17,881

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

The third quarter of 1999 results of operations include restructuring and other charges of $89,433 (including $24,738 contained in cost of sales) or 51 cents per share (after pro forma tax effect).


NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:
                                                             (in thousands)
                                                       April 29,       July 31,
                                                         2000            1999
                                                    ------------     -----------
         Raw materials and components                  $ 80,578       $  77,092
         Work-in-process                                 25,007          25,127
         Finished goods                                 102,730         103,648
                                                      ---------       ---------
         Total inventory                              $ 208,315       $ 205,867
                                                      =========       =========

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) for the three months and nine months ended April 29, 2000 and May 1, 1999 were comprised of the following:

                                                                                          (in thousands)
                                                                       Three months ended                Nine months ended
                                                                   --------------------------       --------------------------
                                                                    April 29,        May 1,         April 29,           May 1,
                                                                      2000            1999            2000               1999
                                                                     -------        --------         -------           -------
Net earnings (loss)                                                  $41,792        ($28,323)       $100,518            $1,112

Foreign currency translation adjustment                              (11,786)         (8,950)        (19,840)           (2,226)
Income taxes                                                            (436)           (308)           (338)             (197)
                                                                     -------        --------         -------           -------
Foreign currency translation adjustment, net                         (12,222)         (9,258)        (20,178)           (2,423)

Minimum pension liability adjustment                                      24             (20)           (344)              (70)
Income taxes                                                             (10)              7             154                24
                                                                     -------        --------         -------           -------
Minimum pension liability adjustment, net                                 14             (13)           (190)              (46)

Unrealized investment (losses) gains, net                               (525)         (4,928)            805           (11,776)
Income taxes                                                             183           1,725            (282)            4,121
                                                                     -------        --------         -------           -------
Unrealized investment (losses) gains, net                               (342)         (3,203)            523            (7,655)

Total comprehensive income (loss)                                    $29,242        ($40,797)        $80,673           ($9,012)
                                                                     =======        ========         =======           =======

                                       -6-

NOTE 4 - SEGMENT INFORMATION

Market Segment Information:                         Three  Months Ended                         Nine  Months Ended
(in thousands)                                 -----------------------------             -----------------------------
                                                April 29,             May 1,              April 29,               May 1,
                                                 2000                 1999                  2000                  1999
-------------------------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers:
Blood                                          $ 53,981             $ 47,297              $154,940              $131,539
Critical Care                                    22,474               21,065                64,804                62,912
                                               --------             --------              --------              --------
     Medical                                     76,455               68,362               219,744               194,451
                                               --------             --------              --------              --------
BioPharmaceuticals                               61,499               65,008               170,956               175,029
Food and Beverage                                13,591               14,720                39,907                39,261
Specialty Materials                               8,581               10,278                26,444                29,117
                                               --------             --------              --------              --------
     BioPharmaceuticals                          83,671               90,006               237,307               243,407
                                               --------             --------              --------              --------
         Health Care                            160,126              158,368               457,051               437,858
                                               --------             --------              --------              --------
Aerospace                                        34,875               36,881                95,971                98,843
Industrial Hydraulics                            35,477               32,471               101,245                95,493
                                               --------             --------              --------              --------
      Aeropower                                  70,352               69,352               197,216               194,336
                                               --------             --------              --------              --------
Microelectronics                                 27,774               17,936                71,274                43,836
Industrial Process                               59,797               54,240               154,329               151,971
                                               --------             --------              --------              --------
     Fluid Processing                            87,571               72,176               225,603               195,807
                                               --------             --------              --------              --------
Total                                          $318,049             $299,896              $879,870              $828,001
------------------------------------------------------------------------------------------------------------------------

Operating Profit:
Medical                                        $ 21,341             $ 19,834              $ 58,136              $ 43,596
BioPharmaceuticals                               19,335               19,144                52,625                38,852
                                               --------             --------              --------              --------
     Health Care                                 40,676               38,978               110,761                82,448
                                               --------             --------              --------              --------
Aeropower                                        16,913               17,400                46,551                44,964
Fluid Processing                                 15,310                8,612                26,691                14,391
                                               --------             --------              --------              --------
     Subtotal                                    72,899               64,990               184,003               141,803
Restructuring and other charges, net                  -              (89,433)                    -               (89,433)
General corporate expenses                      (14,765)             (16,839)              (42,565)              (49,191)
Interest expense, net                            (3,860)              (3,620)              (10,896)               (9,603)
                                               --------             --------              --------              --------
Earnings (loss) before income taxes            $ 54,274             $(44,902)             $130,542              $ (6,424)
-------------------------------------------------------------------------------------------------------------------------

Geographic Segment Information:
(in thousands)
Sales to Unaffiliated Customers:
Western Hemisphere                             $150,156             $133,569              $406,471              $367,253
Europe                                          111,282              119,789               314,844               331,501
Asia                                             56,611               46,538               158,555               129,247
                                               --------             --------              --------              --------
Total                                          $318,049             $299,896              $879,870              $828,001
-------------------------------------------------------------------------------------------------------------------------

Operating Profit:
Western Hemisphere                             $ 41,210             $ 27,737              $101,362              $ 59,562
Europe                                           23,928               30,292                66,069                77,555
Asia                                             10,017                5,762                24,372                 9,232
Eliminations                                     (2,256)               1,199                (7,800)               (4,546)
                                               --------             --------              --------              --------
     Subtotal                                    72,899               64,990               184,003               141,803
Restructuring and other charges, net                  -              (89,433)                    -               (89,433)
General corporate expenses                      (14,765)             (16,839)              (42,565)              (49,191)
Interest expense, net                            (3,860)              (3,620)              (10,896)               (9,603)
                                               --------             --------              --------              --------
Earnings (loss) before income taxes            $ 54,274             $(44,902)             $130,542             $  (6,424)
-------------------------------------------------------------------------------------------------------------------------

                                       -7-

Note 5 - OTHER MATTERS

On January 20, 2000, the Board of Directors extended the Company's current stock buy-back program by three years with an authorization to expend up to an additional $200 million. The repurchased shares will be available for general corporate purposes, including the exercise of stock options. The Company bought back an additional $14.6 million of its common stock in the first nine months of the current fiscal year and an additional $10.4 million so far in the fourth quarter, thereby completing the October 1997 $150 million authorization program.

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

I. Results of Operations

Review of Consolidated Results

Sales for the quarter were $318.0 million, an increase of 6%, compared to $299.9 million in the third quarter of last year. Exchange rates, principally the weakness of European currencies partially offset by the strength of the Japanese Yen against the U.S. dollar, decreased sales by 2%, or $5.9 million. In local currency, sales increased 8%. Sales of $879.9 for the nine months increased
6 1/2% over the prior year's sales of $828.0 million. In local currency, sales improved by 8% over the prior period and 8 1/2% excluding the effect of the divestiture of the Company's Stratapac(R) division which occurred in the third quarter of last year. Blood filter and Microelectronic sales were the principal contributors to the sales growth. Pricing decreased sales by 1% during the quarter and for the nine months, principally due to the Medical segment.

Cost of sales, at 45.1% and 46.0% as a percentage of sales (before restructuring and other charges last year) has remained flat and improved by 60 basis points for the quarter and nine months, respectively, despite the continued change in mix of blood filter sales. This was largely due to improvements in the Fluid Processing margins.

Selling, general and administrative expenses combined with R&D expenses were $116.3 and $333.4 in the aggregate, for the quarter and nine months which represents 36.6% and 37.9% of sales, respectively. Compared to last year's third quarter, these costs improved 2.4% as a percentage of sales. During the nine months, a 4.3% improvement, or $16.1 million, occurred principally due to the restructuring initiated in the third quarter of 1999. The results for the nine months of fiscal 2000 include a profit of $1.3 million from the sale of a property located in the United Kingdom.

The underlying effective income tax rate was approximately 23% for all periods presented. The as-reported effective income tax rate for the third quarter last year of 21% reflects the benefit attributable to reducing the effective income tax rate from 25% to 23% in the third quarter.

Top-line growth coupled with savings achieved as a result of on-going cost reduction efforts and the restructuring initiated in last year's third quarter can be readily seen in earnings. For the third quarter, earnings per diluted share increased 21% to 34 cents from the 28 cents (before restructuring and other charges) reported last year. For the nine months, earnings per diluted share increased to 81 cents from 52 cents (before restructuring and other charges) in the prior year.

The Company recently announced the planned closing of three manufacturing facilities in the U.S. and the reorganization of its medical manufacturing structure to lower costs. These actions and others will result in a charge in the fourth quarter of this year which is not expected to exceed $10 million.

The Company started the year with three goals to help increase its earnings per share by 30% (excluding last year's restructuring and other charges) and achieve at least a 19% return on equity. Those goals were:

o    Increase local currency sales growth in the range of 8% to 10%
o    Stop the reduction in gross margins
o Reduce selling, general and administrative expenses plus R & D as a percentage of sales by at least 2 percentage points.

These goals remain intact and the Company believes it will exceed the goal of 30% growth in earnings per share (excluding the impact of the aforementioned fourth quarter charge) compared to last year's 92 cents (before restructuring and other charges).

Review of Market and Geographic Segments

For the quarter and nine months, Medical's sales grew by 13 1/2% and 14 1/2%, respectively, in local currency, despite some pricing reduction due to the continued shift in mix of sales towards blood centers. Overall, blood filter sales have grown by 15% in the quarter and 19% for the nine months. This growth was fueled by blood center sales which have increased by 37% in the quarter and 50% during the nine months reflecting the growth trends in both Europe and the United States as more countries move towards 100% leukodepletion. Hospital sales have declined by 7% and 15% in the quarter and for the nine months, respectively. Critical Care's upward sales trend noted last quarter continued as sales have increased by 9% in the quarter and 5% for the nine months.

In local currency, Biopharmaceutical sales declined 4 1/2% for the quarter and were flat year to date. Food and Beverage sales are up on a year-to-date basis by 5%. However, compared to last year's third quarter, sales decreased 4%. Sales to pharmaceutical producers and laboratories declined slightly in the quarter and year to date due to the timing of large system sales last year as well as some pharmaceutical plant closures in the United States. For the quarter and nine months, Specialty Materials sales have decreased 15% and 8%, respectively.

On a local currency basis, sales in the Aeropower segment were up 5% in the quarter with another strong quarter from Industrial Hydraulics which was up 15%. Industrial Hydraulics sales in Asia, which suffered in the prior year, have increased 35% in the quarter and 21% year to date. Aerospace sales, which were down 4% during the quarter, were affected by a large military sale in Europe last year. On a year to date basis, Aeropower sales have increased 4 1/2% in local currency. The increase was led by Industrial Hydraulics.

Fluid Processing sales increased 21 1/2% and 14 1/2%, in local currency, during the quarter and year to date, respectively. Driving this growth is the Microelectronics subsegment, which had 52 1/2% local currency growth in the quarter as it benefited from growth in the semiconductor market. Microelectronic sales have grown by more than 40% in both United States and Asia, and 77% in Europe. Sales in Industrial Process have increased 11 1/2% in the quarter and 2% for the nine months. However after adjusting for the divested Stratapac(R) business, comparable sales increased by approximately 4 1/2% for the nine months. Within Industrial Process, Power Generation sales doubled in the quarter due to sales for the construction of two reactor plants in Taiwan and Hydrocarbon, Chemical & Polymer grew by 23%, both driven by growth in the United States. In the third quarter, Water Processing's sales were down 25%; however orders have more than doubled from $8 million to $17 million.

During the quarter, consolidated operating profits grew to 22.9% compared to 21.7%, benefiting from the restructuring initiated in the third quarter of 1999. For the nine months, consolidated profit margins were 20.9%, an increase of 3.8% over the prior year. In Medical, the operating profit margin for the quarter has decreased 1% due to additional costs for the new plant in Italy, the added cost of strengthening management and price reductions. For the nine months medical increased 4% reflecting the combined effect of the increased sales volume to blood centers and the restructured selling organization. Operating profit in Biopharmaceutical improved 2% in the quarter and approximately 6% year to date due to the joint effect of reduced systems sales and the restructuring. Aeropower's operating profits were essentially flat for the quarter and for the nine months. Operating profit in Fluid Processing, which was driven by rapid growth in sales and improved margins in systems business, has grown to 17.5% from 11.9% in the quarter and to 11.8% from 7.3% in the nine months.

By geography, Western Hemisphere sales have increased 12 1/2% and 10 1/2% for the quarter and year to date, respectively, while operating profit as a percentage of sales has improved by 6.6% and 8.7%, respectively, reflecting the restructuring cost cuts as well as improved gross margins in Fluid Processing. Reported sales in Asia, which benefited from the strong Yen, increased 21 1/2% and 22 1/2% in the quarter and nine months, respectively. In local currency, sales in Asia have increased 13% and 11 1/2% for the quarter and year to date, respectively, fueled by growth in Microelectronics and overall growth in Japan and Korea . Operating margins in Asia improved by 5.3% in the quarter and 8.3% year to date. In Europe, reported sales decreased by 7% in the quarter and 5% for the nine months. In local currency, sales in Europe were flat and increased 3 1/2% for the quarter and year to date, reflecting the negative impact the weak Euro has had on sales. Operating profits have declined for the quarter from 25.3% to 21.5% also as a result of the weak Euro. For the nine months, Europe's operating profit of 21% decreased 2.4% compared to last year.

II. Liquidity and Capital Resources

The Company's balance sheet is affected by the spot exchange rates used at the end of the quarter for translating local currency amounts into US dollars. In relation to the spot exchange rates at the end of last year, the European currencies have generally weakened against the dollar while the Asian currencies have strengthened against the dollar.

Net cash provided by operating activities has increased by $55.3 million attributable to increased net earnings, income taxes payable and accounts payable partially offset by decreased accrued liabilities. The Company purchased $14.6 million of treasury stock during the nine months and an additional $10.4 million so far in the fourth quarter, completing the October 1997 $150 million authorization program. Capital expenditures and depreciation and amortization expense for the nine months were $43.2 million and $53.6 million, respectively. During the quarter, the Company acquired a blood systems manufacturing facility in Italy for approximately $15 million. The purchase price was paid with cash generated from the Company's operating cash flows.

Net debt declined by approximately $42 million and $12 million during the nine months and the quarter, respectively. At April 29, 2000 net debt as a percentage of net debt plus equity was 27% compared to 30% at the end of fiscal year 1999. During the fourth quarter the Company plans to refinance on a long-term basis approximately $160 million borrowed under uncommitted lines of credit which are included in Notes Payable in the accompanying balance sheets. The refinancing will result in a marked improvement in the Company's working capital. The increase in interest rates (which is normally associated with longer term financing) is estimated to result in additional interest expense of approximately $2 million (or 1 cent per share) on an annual basis, beginning in fiscal year 2001.

III. Other Matters

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

    (b) Reports on Form 8-K.

               The Company filed no reports on Form 8-K during the three months ended April 29, 2000.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PALL CORPORATION

 June 12, 2000                                /s/ John Adamovich, Jr.
------------------                           -----------------------
     Date                                    John Adamovich, Jr.
                                             Chief Financial Officer
                                                    and Treasurer


 June 12, 2000                                /s/ Lisa Kobarg
------------------                           -----------------------
     Date                                    Lisa Kobarg
                                             Chief Corporate
                                                Accountant

                      Exhibit Index
                      ------------------
Exhibit
Number                Description of Exhibit
-------------         ------------------------------
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

10.1 (a) Employment Agreement made as of February 1, 1992 between the Registrant and John Miller.

10.2 (a)              Amendment dated July 19, 1993 to Employment
                      Agreement dated February 1, 1992 between the
                      Registrant and John D. Miller.

10.3 (a) Employment Agreement made as of June 7, 2000 between Pall Europe Limited and Neil MacDonald.

27                    Financial Data Schedule.







*   Incorporated herein by reference.
(a) Management contract or compensatory plan or arrangement.