Form 10-K
period 2000-07-29
PALL CORP
filed 2000-10-26
CIK 75829

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 29, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,466,000,000, based on the closing price on October 6, 2000.

The number of common shares, $.10 par value outstanding of the registrant was 122,477,260 shares on October 6, 2000.

Total number of pages - 72                      Exhibit index located on page 18

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement for the 2000 annual meeting of shareholders, previously filed, (hereinafter referred to as the "Proxy Statement") are incorporated by reference into Part III.

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended July 29, 2000, filed as Exhibit 13 hereto, (hereinafter referred to as the "Annual Report to Shareholders") are incorporated by reference into Parts I, II and IV of this report.

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

The Company serves customers in two distinct businesses: Health Care and Industrial. These businesses include the following major markets:
BioPharmaceuticals and Medical (which comprise the Health Care business) and Aeropower and Fluid Processing (which comprise the Industrial business).

During the past five years, the Company has continued its development and sale of fluid clarification and separations products in a wide variety of markets.

(b)  Financial information about market segment information.

     Reference is made to page 39 of the Annual Report to Shareholders.

(c)  Narrative description of business.

     1) The Company is a specialty materials and engineering company with the broadest-based filtration, separations and purification capabilities in the world. Its proprietary products are used to discover, develop and produce pharmaceuticals, produce safe drinking water, protect hospital patients, enhance the quality and efficiency of manufacturing processes, keep equipment running efficiently and to protect the environment. The Company actively pursues only those applications in which Pall products can make a substantial difference to the customer. The products sold are principally filters made with proprietary Pall filter media produced by chemical film casting, melt-blowing of polymer fibers, papermaking and metallurgical processes. Metal and plastic housings for its filters and a wide variety of appurtenant devices, are also made. Competition is intense in all of the Company's markets and includes many large and small companies in its global markets, however no one company has a significant presence in all of the Company's markets.

     (A)  Health Care business:

          (i)  BioPharmaceuticals market:

The BioPharmaceuticals market includes the following sub-markets:
BioPharmaceuticals, Food & Beverage and Specialty Materials. For information about the BioPharmaceuticals market, reference is made to the section titled "Health Care: BioPharmaceuticals" on pages 12-13 and 18 of the Annual Report to Shareholders.

          (ii) Medical market:

The Medical market includes the following sub-markets: Blood and Critical Care. For information about the Medical market, reference is made to the section titled "Health Care: Medical" on pages 12-13, 16 and 19 of the Annual Report to Shareholders.

Sales in the BioPharmaceuticals and the Medical markets are made through the Company's own personnel and through distributors. Backlog information is omitted, as it is not considered meaningful to an understanding of these portions of the Company's business.

The Company feels that safety, efficacy, ease of use, technical support, as well as price, are the principal competitive factors in this business, although economy of use is important. The Company believes that its principal competitors in the BioPharmaceutical market include Millipore, Sartorius and CUNO. The principal competitors in the Medical market are Asahi Medical, Maco Pharma, Terumo and Fresenius.

     (B)  Industrial business:

          (i)  Aeropower market:

The Aeropower market includes the following sub-markets: Industrial Hydraulics and Aerospace. For information about the Aeropower sub-market, reference is made to the section titled " Industrial: Aeropower" on pages 12-13 and 15 of the Annual Report to Shareholders. Backlog at July 29, 2000 was approximately $78,874,000 and is equal to about three months of sales. The Company's sales to aerospace and military customers are made principally through its own personnel and distributors; sales to Industrial Hydraulics customers are made through Company personnel and through distributors. The Company believes that product performance and quality, and service to the customer, as well as price, are the principal competitive factors in this market. The principal competitors in this market include Donaldson, Parker Hannifin, Hydac, Schroeder, Taisei and ESCO Technologies Inc.

          (ii) Fluid Processing market:

The Fluid Processing market encompasses the following sub-markets: Industrial Process and Microelectronics. For information about the Fluid Processing market, reference is made to the section titled "Industrial: Fluid Processing" on pages 12-13 and pages 14 and 17 of the Annual Report to Shareholders. The Company's products are sold to customers in these sub-markets through its own personnel, and through distributors and manufacturers' representatives. Backlog information is omitted, as it is not considered material for an understanding of this part of the Company's business. The Company believes that performance and quality of product and service, as well as price, are determinative in most sales. The principal competitors in this market are US Filter/Vivendi, CUNO, Millipore, Ronnigen-Petter and Fuji.

     (C)  The following comments relate to the four markets discussed above:

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

     2)   The following comments relate to the Company's business in general:

     (a) With limited exceptions, research activities conducted by the Company are company-sponsored. Such expenditures totaled $51,434,000 in 2000, $56,490,000 in 1999 and $58,540,000 in 1998.

     (b) There was no one customer to whom sales were made totaling 10% or more of consolidated sales in fiscal 2000, 1999 or 1998.

     (c) The Company is in substantial compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, compliance with environmental matters has not had a material effect upon the Company's capital expenditures or competitive position.

          The Company continues the cleanup of contaminated water at its Ann Arbor, Michigan facility that began in fiscal 1998. On February 2, 2000, the state of Michigan filed a court motion seeking approximately $4,900,000 in penalties for alleged violations of a consent judgment entered into between Gelman Sciences Inc., a subsidiary of the Company, and the state concerning the cleanup.The court took the matter of penalties "under advisement" and clearly stated its intent to assure completion of the cleanup program already under way. The Company's balance sheet at July 29, 2000 reflects $14,600,000 of accruals related to environmental matters, mainly pertaining to the Ann Arbor site. In the opinion of management, the Company is in substantial compliance with applicable environmental laws. Because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments will not cause the Company to incur material environmental liabilities or costs. For a further description of the environmental issues see Item 3, Legal Proceedings.

     (d)  At July 29, 2000, the Company employed approximately 8,800 persons.


(d)  Financial information about geographic areas.

     Reference is made to page 40 of the Annual Report to Shareholders.

ITEM 2.  PROPERTIES.

Location                      Type                      Markets                 Size (square feet)
--------                      ----                      -------                 ------------------
 OWNED:
East Hills, NY                Office, plant &           Executive Office &
                              warehouse                 All markets                        326,000
Pt. Washington, NY            Office, laboratory        All                                215,000
                                  & training center
Hauppauge, NY                 Plant, office             Medical & Fluid
                                  & laboratory          Processing                          75,000
Cortland, NY                  Plants, office            BioPharmaceuticals & Fluid
                                                        Processing                         338,000
Putnam, CT                    Plant                     All                                 62,000
Ft. Myers, FL                 Plant, office, warehouse  Aeropower, Fluid Processing        111,000
New Port Richey, FL           Plant, office             Aeropower                          175,000
Pensacola, FL                 Plant                     BioPharmaceuticals                  73,000
Covina, CA                    Plant, office &
                                  laboratory            Medical                            176,000
Ann Arbor, MI                 Plant , office, warehouse Medical, BioPharmaceuticals        180,000
Fajardo, Puerto Rico          Plants, warehouse         Medical, BioPharmaceuticals
                                                        & Fluid Processing                 259,000
Portsmouth, U.K.              Plant, office, warehouse  All                                248,000
Ilfracombe, U.K.              Plant & office            BioPharmaceuticals & Fluid
                                                        Processing                         112,000
Redruth, U.K.                 Plant, office, warehouse  Aeropower                          163,000
Newquay, U.K      .           Plant & office            Medical & Fluid
                                                        Processing                         106,000
Tipperary, Ireland            Plant                     Medical, Aeropower                 178,000
Ascoli, Italy                 Plant                     Medical                             71,000
Frankfurt, Germany            Office & warehouse        All                                 72,000
Paris, France                 Office & warehouse        All                                 65,000
Limay, France                 Warehouse                 All                                 23,000
Tsukuba, Japan                Plant, laboratory &
                                  warehouse             All                                119,000
Johannesburg, South Africa    Office & warehouse        All                                  7,000

LEASED:

Clearwater, FL                Office                    Aeropower                           23,000
Cortland, NY                  Warehouse                 Fluid Processing                    20,000
Northborough, MA              Plant & office            BioPharmaceuticals                  38,000
Exton, PA                     Office                    BioPharmaceuticals &
                                                        Fluid Processing                    13,000
Toronto, Montreal, Canada     Office & warehouse        BioPharmaceuticals, Medical
                                                        & Fluid Processing                  18,000
Frankfurt, Hamburg, Germany   Office & warehouse        All                                100,000
Tijuana, Mexico               Plant                     Medical                             65,000
Oud Beijerland, Netherlands   Plant, office, warehouse  Fluid Processing                    12,000
Milan, Italy                  Office & warehouses       All                                 54,000
Vienna, Austria               Office & warehouse        All                                 13,000
Basel, Switzerland            Office & warehouse        All                                 13,000
Madrid, Spain                 Office & warehouse        All                                 28,000
Brussels, Belgium             Office & warehouse        All                                 12,000
Oslo, Norway                  Office & warehouse        All                                  6,000
Warsaw, Poland                Office & warehouse        All                                  4,000
Buenos Aires, Argentina       Office                    All                                  3,000
Tokyo, Osaka, Nagoya, Japan   Offices                   All                                 39,000
Singapore                     Office & warehouse        All                                 15,000
Seoul, South Korea            Office                    All                                  2,000
Beijing, China                Plant, office, warehouse  All                                 46,000
Melbourne, Sydney
& Perth, Australia            Office & warehouse        All                                 36,000
Auckland, New Zealand         Office & warehouse        All                                  6,000

In the opinion of management, these premises are suitable and adequate to meet the Company's requirements.

ITEM 3. LEGAL PROCEEDINGS.

In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan ("Court") by the State of Michigan ("State") against Gelman Sciences Inc. ("Gelman")(a subsidiary acquired by the Company in February 1997) requesting reimbursement of costs the State had expended in investigating contamination near Gelman's Ann Arbor facility, which the State alleged was caused by Gelman's disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgement in the Court seeking approximately $4,900,000 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions and in July 2000, the Court took the matter of penalties "under advisement" and clearly stated its intent to assure completion of the cleanup program already under way. Also during the fourth quarter of 2000, the Company received funds aggregating approximately $5,000,000 from its insurance carrier as final settlement of its insurance obligations for the Gelman remediation. These funds were added to the reserve for environmental matters, principally to cover revised estimates for the future costs of remediation and ongoing legal expenses. The reserve of nearly $14,600,000 of accruals reflected in the Company's balance sheet at July 29, 2000 relates mainly to the aforementioned proceedings. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate.

Reference is also made to Contingencies and Commitments on page 37 of the Annual Report to Shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal year 2000.

                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

Reference is made to the section titled "Common Stock Prices and Cash Dividends" on page 41 of the Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

Reference is made to page 42 of the Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Reference is made to pages 21-24 of the Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate risk in connection with its uncommitted credit lines and senior revolving credit facility. The interest rate with respect to this facility is based on LIBOR. Changes in these variable interest rates will have a positive or negative effect on the Company's interest expense. Reference is made to page 24 (Liquidity and Capital Resources) of the Company's Annual Report to Shareholders.

In addition, the Company is exposed to market risk resulting from adverse changes in foreign currency exchange rates. Reference is made to page 38 of the Annual Report to Shareholders under the caption "Financial Instruments and Risks and Uncertainties".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to pages 25-41 of the Annual Report to Shareholders.

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

(b)  Identification of executive officers:


                                                                   Year in which
                                                                      Service as
                         Age at                                       Officer of
                         Oct. 16                                      Pall Corp.
Name                     2000     Position Held                            Began
----                     ----     -------------                         --------

Eric Krasnoff*           48       Chairman and Chief
                                     Executive Officer                      1986
Jeremy Hayward-Surry*    57       President                                 1989
John Adamovich, Jr.      47       Group Vice President and Treasurer,
                                     Chief Financial Officer                1998
Clifton Hutchings        62       Group Vice President                      1993
Paul Kohn                54       Group Vice President                      1996
Donald B. Stevens        55       Group Vice President                      1996
Marcus Wilson            45       Group Vice President                      1998
Samuel T. Wortham        53       Group Vice President                      1990
Steven Chisolm           42       Senior Vice President                     1998
Charles Grimm            60       Senior Vice President                     1998
Heinz Ulrich Hensgen     48       Senior Vice President                     2000
Neil MacDonald           50       Senior Vice President                     2000
John Miller              55       Senior Vice President                     2000
Akio Satake              63       Senior Vice President                     1995

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to "Beneficial Ownership of Common Stock" beginning on page 23 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to "Election of Directors" starting on page 3 of the Proxy Statement.

Reference is made to "Indebtedness of Officers and Directors under Stock Option Plans" beginning on page 10 of the Proxy Statement.

Disclosure of information relating to delinquent filers required by Item 405 of Regulation S-K is set forth on page 24 of the Proxy Statement.

                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a.   Documents filed as part of the Form 10-K:

     (1) The following financial statements are incorporated by reference to the indicated pages of the 2000 Annual Report to Shareholders, filed as Exhibit 13 hereto.

                                                                  Page Number in
                                                                  Annual Report
                                                                  --------------

          Independent Auditors' Report                                    25
          Consolidated Statements of Earnings - years ended
              July 29, 2000, July 31, 1999 and August 1, 1998             25
          Consolidated Balance Sheets - July 29, 2000
             and  July 31, 1999                                           26
          Consolidated Statements of Stockholders' Equity -
             years ended July 29, 2000, July 31, 1999 and August 1, 1998 27 Consolidated Statements of Cash Flows - years ended
              July 29, 2000, July 31, 1999 and August 1, 1998             28
          Notes to Consolidated Financial Statements                      29-41


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

3(ii)*   By-Laws of the Registrant as amended on October 5, 1999, filed as
         Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (the "1999 10-K").

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

10.10*(a) Employment Agreement dated September 26, 1994 between the Registrant and Donald B. Stevens, filed as Exhibit 10.17 to the 1994 10-K.

10.11*(a) Amendment dated August 1, 1995 to Employment Agreement dated September
          26, 1994 between the Registrant and Donald B. Stevens, filed as
          Exhibit 10.24 to the 1996 10-K.

10.12*(a) Second Amendment dated August 1, 1998 to Employment Agreement dated
          September 26, 1994 between the Registrant and Donald B. Stevens, filed as Exhibit 10.24 to the 1998 10-K.

10.13*(a) Employment Agreement dated August 5, 1996 between the Registrant and
          Paul Kohn, filed as Exhibit 10.25 to the 1996 10-K.

10.14*(a) First Amendment dated August 1, 1998 to Employment Agreement dated
          August 5, 1996 between the Registrant and Paul Kohn, filed as Exhibit
          10.26 to the 1998 10-K.

10.15*(a) Employment Agreement made as of January 5, 1998 between the Registrant and John Adamovich, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 1997.

10.16*(a) Employment Agreement made as of January 12, 1998 between the
          Registrant and Steven Chisolm, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998.

10.17*(a) First Amendment dated August 1, 1998 to Employment Agreement dated
          January 12, 1998 between the Registrant and Steven Chisolm, filed as
          Exhibit 10.29 to the 1998 10-K.

10.18*(a) Employment Agreement made as of August 1, 1998 between the Registrant and Charles R. Grimm, filed as Exhibit 10.30 to the 1998 10-K.

10.19*(a) Service Agreement dated August 1, 1998 between Pall Europe Limited and
          Marcus Albert Wilson, filed as Exhibit 10.31 to the 1998 10-K.

10.20*(a) Employment Agreement made as of February 1, 1992 between the
          Registrant and John Miller, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000.

* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

Exhibit
Number             Description of Exhibit
--------------------------------------------------------------------------------

10.21*(a) Amendment dated July 19, 1993 to Employment Agreement dated February
          1, 1992 between the Registrant and John D. Miller, filed as Exhibit
          10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000.

10.22*(a) Employment Agreement made as of June 7, 2000 between Pall Europe
          Limited and Neil MacDonald, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000.

10.23*(a) Pall Corporation Supplementary Profit Sharing Plan as amended and restated February 15, 1995, filed as Exhibit 10.26 to the 1996 10-K.

10.24*(a) Pall Corporation Supplementary Pension Plan (As amended effective
          October 6, 1997), filed as Exhibit 10.25 to the 1997 10-K.

10.25*(a) Pall Corporation Profit Sharing Plan, as amended and restated as of January 1, 1997, filed as Exhibit 10.26 to the 1997 10-K.

10.26*(a) Pall Corporation 1988 Stock Option Plan, as amended through October 8,
          1991, filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 3, 1991 (the "1991 10-K").

10.27*(a) Pall Corporation 1991 Stock Option Plan, as amended effective November
          19, 1998, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.28*(a) Pall Corporation 1993 Stock Option Plan, as amended effective November
          19, 1998, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.29*(a) Pall Corporation 1995 Employee Stock Option Plan, as amended effective
          November 19, 1998, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.30*(a) Pall Corporation 1998 Employee Stock Option Plan, filed as Exhibit 99 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-68371).

10.31*(a) Pall Corporation Stock Option Plan for Non-Employee Directors, as amended effective November 19, 1998, filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

Exhibit
Number             Description of Exhibit
--------------------------------------------------------------------------------

10.32*(a) Pall Corporation Management Stock Purchase Plan, as amended on January
          19, 2000, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2000.

10.33*(a) Principal Rules of the Pall Supplementary Pension Scheme, filed as
          Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1995.

10.34*(a) Pall Deutschland GmbH Holding, Concept Of An Additional Pension Plan
          For Senior Executives, filed as Exhibit 10.35 to the 1996 10-K.

13    Annual Report to Shareholders for the year ended July 29, 2000.

21    Subsidiaries of Pall Corporation.

23    Consent of Independent Auditors.

27    Financial Data Schedule.



* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

b.   Reports on Form 8-K:

     The Registrant filed no reports on Form 8-K during its fourth fiscal quarter ended July 29, 2000.

KPMG LETTERHEAD



                    Independent Auditors' Report on Schedule

The Board of Directors
Pall Corporation:

Under date of August 30, 2000, we reported on the consolidated balance sheets of Pall Corporation and subsidiaries as of July 29, 2000 and July 31, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended July 29, 2000, as contained in the Company's fiscal 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's annual report on Form 10-K for fiscal year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               /s/ KPMG LLP
                                                   --------
                                                   KPMG LLP

Melville, New York
August 30, 2000

              PALL CORPORATION AND SUBSIDIARIES                      SCHEDULE II
              VALUATION AND QUALIFYING ACCOUNTS
              YEARS ENDED JULY 29, 2000,
              JULY 31, 1999 AND AUGUST 1, 1998

                                  Balance at            Charged to          Write-off of          Balance
                                  Beginning             Costs and           Uncollectible         at End
              Description         of Year               Expenses            Accounts              of Year
              -----------         ----------            ----------          -------------        ----------
Year ended July 29, 2000:
   Allowance for doubtful
   accounts                       $6,623,000            2,468,000            1,259,000           $7,832,000

Year ended July 31, 1999:
   Allowance for doubtful
   accounts                       $5,879,000            1,891,000            1,147,000           $6,623,000

Year ended August 1, 1998:
   Allowance for doubtful
   accounts                       $6,602,000            1,915,000            2,638,000           $5,879,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Pall Corporation

October 26, 2000                                  By:  /s/ Jeremy Hayward-Surry
                                                       ------------------------
                                                           Jeremy Hayward-Surry
                                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eric Krasnoff               Chairman of the Board and       October 26, 2000
---------------------------     Chief Executive Officer
    Eric Krasnoff

/s/ Jeremy Hayward-Surry        President and Director          October 26, 2000
---------------------------
    Jeremy Hayward-Surry

/s/ John Adamovich, Jr.         Chief Financial Officer         October 26, 2000
---------------------------     and Treasurer
    John Adamovich, Jr.

/s/ Lisa Kobarg                 Chief Accountant (Chief         October 26, 2000
---------------------------     Accounting Officer)
    Lisa Kobarg

/s/ Abraham Appel               Director                        October 26, 2000
---------------------------
    Abraham Appel

/s/ Daniel J. Carroll, Jr.      Director                        October 26, 2000
---------------------------
    Daniel J. Carroll, Jr.

/s/ John H. F. Haskell, Jr.     Director                        October 26, 2000
---------------------------
    John H. F. Haskell, Jr.

/s/ Ulric S. Haynes, Jr.        Director                        October 26, 2000
---------------------------
    Ulric S. Haynes, Jr.

/s/ Edwin W. Martin             Director                        October 26, 2000
---------------------------
    Edwin W. Martin

/s/ Katharine L. Plourde        Director                        October 26, 2000
---------------------------
    Katharine L. Plourde

/s/ Chesterfield F. Seibert     Director                        October 26, 2000
---------------------------
    Chesterfield F. Seibert

/s/ Heywood Shelley             Director                        October 26, 2000
---------------------------
    Heywood Shelley

/s/ Alan B. Slifka              Director                        October 26, 2000
---------------------------
    Alan B. Slifka

 /s/ James D. Watson            Director                        October 26, 2000
---------------------------
     James D. Watson

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

3(ii)*    By-Laws of the Registrant as amended on October 5, 1999, filed as
          Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (the "1999 10-K").

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

10.10*(a) Employment Agreement dated September 26, 1994 between the Registrant and Donald B. Stevens, filed as Exhibit 10.17 to the 1994 10-K.

10.11*(a) Amendment dated August 1, 1995 to Employment Agreement dated September
          26, 1994 between the Registrant and Donald B. Stevens, filed as
          Exhibit 10.24 to the 1996 10-K.

10.12*(a) Second Amendment dated August 1, 1998 to Employment Agreement dated
          September 26, 1994 between the Registrant and Donald B. Stevens, filed as Exhibit 10.24 to the 1998 10-K.

10.13*(a) Employment Agreement dated August 5, 1996 between the Registrant and
          Paul Kohn, filed as Exhibit 10.25 to the 1996 10-K.

10.14*(a) First Amendment dated August 1, 1998 to Employment Agreement dated
          August 5, 1996 between the Registrant and Paul Kohn, filed as Exhibit
          10.26 to the 1998 10-K.

10.15*(a) Employment Agreement made as of January 5, 1998 between the Registrant and John Adamovich, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 1997.

10.16*(a) Employment Agreement made as of January 12, 1998 between the
          Registrant and Steven Chisolm, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998.

10.17*(a) First Amendment dated August 1, 1998 to Employment Agreement dated
          January 12, 1998 between the Registrant and Steven Chisolm, filed as
          Exhibit 10.29 to the 1998 10-K.

10.18*(a) Employment Agreement made as of August 1, 1998 between the Registrant and Charles R. Grimm, filed as Exhibit 10.30 to the 1998 10-K.

10.19*(a) Service Agreement dated August 1, 1998 between Pall Europe Limited and
          Marcus Albert Wilson, filed as Exhibit 10.31 to the 1998 10-K.

10.20*(a) Employment Agreement made as of February 1, 1992 between the
          Registrant and John Miller, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000.

* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

Exhibit
Number             Description of Exhibit
--------------------------------------------------------------------------------

10.21*(a) Amendment dated July 19, 1993 to Employment Agreement dated February
          1, 1992 between the Registrant and John D. Miller, filed as Exhibit
          10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000.

10.22*(a) Employment Agreement made as of June 7, 2000 between Pall Europe
          Limited and Neil MacDonald, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000.

10.23*(a) Pall Corporation Supplementary Profit Sharing Plan as amended and restated February 15, 1995, filed as Exhibit 10.26 to the 1996 10-K.

10.24*(a) Pall Corporation Supplementary Pension Plan (As amended effective
          October 6, 1997), filed as Exhibit 10.25 to the 1997 10-K.

10.25*(a) Pall Corporation Profit Sharing Plan, as amended and restated as of January 1, 1997, filed as Exhibit 10.26 to the 1997 10-K.

10.26*(a) Pall Corporation 1988 Stock Option Plan, as amended through October 8,
          1991, filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 3, 1991 (the "1991 10-K").

10.27*(a) Pall Corporation 1991 Stock Option Plan, as amended effective November
          19, 1998, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.28*(a) Pall Corporation 1993 Stock Option Plan, as amended effective November
          19, 1998, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.29*(a) Pall Corporation 1995 Employee Stock Option Plan, as amended effective
          November 19, 1998, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.30*(a) Pall Corporation 1998 Employee Stock Option Plan, filed as Exhibit 99 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-68371).

10.31*(a) Pall Corporation Stock Option Plan for Non-Employee Directors, as amended effective November 19, 1998, filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

Exhibit
Number             Description of Exhibit
--------------------------------------------------------------------------------

10.32*(a) Pall Corporation Management Stock Purchase Plan, as amended on January
          19, 2000, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2000.

10.33*(a) Principal Rules of the Pall Supplementary Pension Scheme, filed as
          Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1995.

10.34*(a) Pall Deutschland GmbH Holding, Concept Of An Additional Pension Plan
          For Senior Executives, filed as Exhibit 10.35 to the 1996 10-K.

13    Annual Report to Shareholders for the year ended July 29, 2000.

21    Subsidiaries of Pall Corporation.

23    Consent of Independent Auditors.

27    Financial Data Schedule.



* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.