Form 10-Q
period 2000-10-28
PALL CORP
filed 2000-12-12
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 28, 2000

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


At December 6, 2000, 122,598,648 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------


COVER SHEET                                                                    1

INDEX TO FORM 10-Q                                                             2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

             Condensed consolidated balance sheets - October 28, 2000
                and July 29, 2000                                              3

             Condensed consolidated statements of earnings -
                three months ended October 28, 2000 and October 30, 1999       4

             Condensed consolidated statements of cash flows -
                three months ended October 28, 2000 and October 30, 1999       5

             Notes to condensed consolidated financial statements              6

   Item 2. Management's discussion and analysis of financial condition and
                results of operations                                         10


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                  14

   Item 6. Exhibits and reports on Form 8-K                                   14


SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

                                                                             -3-
                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)                                  (in thousands)
                                                                            October 28,      July 29,
             ASSETS                                                             2000           2000
                                                                            -----------    -----------
Current Assets:
   Cash and cash equivalents                                                $    66,811    $    81,008
   Short-term investments                                                        77,300         60,700
   Accounts receivable, net of allowances
     for doubtful accounts of $7,754
     and $7,832, respectively                                                   303,045        337,806
   Inventories - Note 2                                                         213,143        202,959
   Other current assets                                                          75,164         70,703
                                                                            -----------    -----------
             Total Current Assets                                               735,463        753,176

Property, plant and equipment, net of
   accumulated depreciation of $447,567
   and $443,875, respectively                                                   499,024        503,755
Other assets                                                                    250,028        250,321
                                                                            -----------    -----------
             Total Assets                                                   $ 1,484,515    $ 1,507,252
                                                                            ===========    ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to banks                                                   $   111,068    $   112,543
   Accounts payable and
       other current liabilities                                                205,894        214,079
   Income taxes                                                                  24,040         31,055
   Current portion of long-term debt                                             59,037         80,002
                                                                            -----------    -----------
             Total Current Liabilities                                          400,039        437,679

Long-term debt, less current portion                                            260,659        223,915
Deferred taxes and other
      non-current liabilities                                                    82,259         84,352
                                                                            -----------    -----------
             Total Liabilities                                                  742,957        745,946
                                                                            -----------    -----------
Stockholders' Equity:
   Common stock, $.10 par value                                                  12,796         12,796
   Capital in excess of par value                                               106,227        103,935
   Retained earnings                                                            798,228        793,491
   Treasury stock, at cost                                                     (116,832)      (104,625)
   Stock option loans                                                            (5,574)        (5,584)
   Accumulated other comprehensive loss:
        Foreign currency translation adjustment                                 (47,046)       (33,350)
        Minimum pension liability                                                (1,155)        (1,271)
        Unrealized investment losses                                             (5,182)        (4,086)
        Unrealized gains on derivatives - Note 3                                     96             --
                                                                            -----------    -----------
                                                                                (53,287)       (38,707)

             Total Stockholders' Equity                                         741,558        761,306
                                                                            -----------    -----------
             Total Liabilities and
                Stockholders' Equity                                        $ 1,484,515    $ 1,507,252
                                                                            ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                  (in thousands,
                                               except per share data)

                                                Three Months Ended
                                               ---------------------
                                                Oct. 28,    Oct. 30,
                                                  2000        1999
                                               ---------   ---------
Net sales                                      $ 278,151   $ 267,122
                                               ---------   ---------
Costs and expenses:
   Cost of sales                                 127,990     124,746
   Selling, general and
       administrative expenses                    99,609      96,053
   Research and development                       13,104      11,818
   Gain on sale of property                         --        (1,320)
   Interest expense, net                           4,227       3,490
                                               ---------   ---------
Total costs and expenses                         244,930     234,787
                                               ---------   ---------
Earnings before income taxes                      33,221      32,335
Income taxes                                       7,641       7,437
                                               ---------   ---------
Net earnings                                   $  25,580   $  24,898
                                               =========   =========
Earnings per share:
      Basic                                    $    0.21   $    0.20
      Diluted                                  $    0.21   $    0.20

Dividends declared per share                   $   0.165   $   0.160

Average number of shares outstanding:
      Basic                                      122,937     124,178
      Diluted                                    123,843     125,161

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            (in thousands)
                                                           Three Months Ended
                                                         ---------------------
                                                          Oct. 28,    Oct. 30,
                                                            2000        1999
                                                         ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $  38,581    $  72,546
                                                         ---------    ---------
INVESTING ACTIVITIES:
  Capital expenditures                                     (18,868)     (18,434)
  Disposals of fixed assets                                  1,499        3,165
  Short-term investments                                   (16,600)       4,545
  Benefits protection trust                                 (3,947)        --
  Acquisitions of businesses, net of cash acquired          (1,426)        --
                                                         ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES                      (39,342)     (10,724)
                                                         ---------    ---------
FINANCING ACTIVITIES:
  Notes payable                                           (166,530)     (64,207)
  Long-term borrowings                                     212,803        7,827
  Payments on long-term debt                               (26,714)      (8,175)
  Net proceeds from stock plans                              4,187        2,486
  Purchase of treasury stock                               (14,977)      (1,613)
  Dividends paid                                           (20,358)     (19,871)
                                                         ---------    ---------
NET CASH USED BY FINANCING ACTIVITIES                      (11,589)     (83,553)
                                                         ---------    ---------
CASH FLOW FOR PERIOD                                       (12,350)     (21,731)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              81,008       86,677

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (1,847)          57
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  66,811    $  65,003
                                                         =========    =========

Supplemental disclosures:
   Interest paid                                         $   4,400    $   5,126
   Income taxes paid (net of refunds)                       15,571        4,962

See accompanying Notes to Condensed Consolidated Financial Statements

                                                                             -6-
                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
        ----------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

   The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods presented herein. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report on Form 10-K for the fiscal year ended July 29, 2000.



NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:           (in thousands)
                                                        Oct. 28,     July 29,
                                                          2000         2000
                                                      -----------  -----------
                Raw materials and components          $    83,316  $    85,171
                Work-in-process                            23,417       18,044
                Finished goods                            106,410       99,744
                                                      -----------  -----------
                Total inventory                       $   213,143  $   202,959
                                                      ===========  ===========



NOTE 3 - NEW ACCOUNTING STANDARD

On July 30, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which, as amended, is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are required to be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivatives designated as effective cash flow hedges qualify for hedge accounting and, therefore changes in fair values are recognized in other comprehensive income. Changes in fair values related to the ineffective portion of cash flow hedges, as well as fair value hedges, must be recognized immediately in earnings.

The Company uses derivative instruments primarily to manage exposures related to foreign currency denominated receivables and payables and variable rate debt instruments. To accomplish this, the Company uses certain contracts, primarily foreign currency forward contracts and interest rate swaps, which minimize cash flow risks from changes in foreign currency exchange rates and increases in interest rates. Based on management's review, the Company has determined that these contracts are effective cash flow hedges. The cumulative effect of the change in accounting was not significant.

                                                                             -7-
NOTE 4 - COMPREHENSIVE INCOME

   The components of comprehensive income for the three months ended October 28, 2000 and October 30, 1999 were comprised of the following:

                                                             (in thousands)
                                                          --------------------

                                                          Oct. 28,    Oct. 30,
                                                            2000        1999
                                                          --------    --------

Net income                                                $ 25,580    $ 24,898
                                                          --------    --------

Foreign currency translation adjustment                    (13,260)          3
Income taxes                                                  (436)        824
                                                          --------    --------
Foreign currency translation adjustment, net               (13,696)        827
                                                          --------    --------

Minimum pension liability adjustment                           193        (395)
Income taxes                                                   (77)        176
                                                          --------    --------
Minimum pension liability adjustment, net                      116        (219)
                                                          --------    --------

Unrealized investment losses                                (1,685)     (1,908)
Income taxes                                                   589         668
                                                          --------    --------
Unrealized investment losses, net                           (1,096)     (1,240)
                                                          --------    --------

Unrealized gains on derivatives                                148        --
Income taxes                                                   (52)       --
                                                          --------    --------
Unrealized gains on derivatives, net - Note 3                   96        --
                                                          --------    --------

Total comprehensive income                                $ 11,000    $ 24,266
                                                          ========    ========




NOTE 5 - SEGMENT INFORMATION

The Company applies the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in disclosing segment information in the footnotes to its consolidated financial statements. SFAS No. 131 requires the reporting of certain information about the Company's operating segments (markets) on a basis consistent with the way in which the Company is managed and operated.

Toward the end of fiscal 2000 and in the first quarter of fiscal 2001, the Company undertook certain business realignments that changed the way the Company is managed and operated. Aeropower and Fluid Process, previously managed as two operating segments, were consolidated under the management of one segment, Industrial. In addition, Food and Beverage and Specialty Materials were transferred out of BioPharmaceuticals to the Industrial segment and Medical sub-segment, respectively.

As a result of these changes, the composition of the Company's operating segments has changed such that the Company has identified two operating segments: Health Care and Industrial. Health Care is comprised of two newly defined sub-segments: Medical and BioPharmaceuticals. Medical is further defined into two additional product lines: Blood and Critical Care, which includes Specialty Materials. The Industrial sub-segments are now Aerospace, Microelectronics and General Industrial, which includes the Food and Beverage product line.

The Company's underlying accounting records continue to be maintained on a legal entity basis for statutory and public reporting purposes. Many of the legal entities operate in more than one sub-segment. For internal reporting purposes,the Company has historically categorized and monitored sales by the sub-segments, and further, by product lines which comprise its two principal markets. However, the Company does not categorize other required segment disclosures by the sub-segments and product lines within its two principal markets. Accordingly, operating profit is disclosed for the two principal markets only.

The prior year amounts have been restated to reflect this change.

Market Segment Information:                      Three  Months Ended
                                              ----------------------
(in thousands)                                Oct. 28,       Oct. 30,
                                                 2000           1999
-------------------------------------------------------------------------
Sales to Unaffiliated Customers:
Blood                                         $    50,067    $    48,572
Critical Care                                      24,072         27,226
                                              ------------   ------------
Medical                                            74,139         75,798
BioPharmaceuticals                                 52,260         52,940
                                              ------------   ------------
Total Health Care                                 126,399        128,738

General Industrial                                 87,738         89,549
Aerospace                                          33,806         30,013
Microelectronics                                   30,208         18,822
                                              ------------   ------------
Total Industrial                                  151,752        138,384
                                              ------------   ------------

Total                                         $   278,151    $   267,122
-------------------------------------------------------------------------

Operating Profit:
Health Care                                   $    25,993    $    29,249
Industrial                                         27,299         19,742
                                              ------------   ------------
     Subtotal                                      53,292         48,991
Gain on sale of property                                -          1,320
General corporate expenses                        (15,844)       (14,486)
Interest expense, net                              (4,227)        (3,490)
                                              ------------   ------------
Earnings before income taxes                  $    33,221    $    32,335
-------------------------------------------------------------------------


Geographic Segment Information (a):
(in thousands)

Sales to Unaffiliated Customers:
Western Hemisphere                            $   132,545    $   122,715
Europe                                             86,637         95,964
Asia                                               58,969         48,443
                                              ------------   ------------
Total                                         $   278,151    $   267,122
-------------------------------------------------------------------------

Operating Profit:
Western Hemisphere                            $    30,323    $    29,073
Europe                                             15,071         18,541
Asia                                               10,365          5,574
Eliminations                                       (2,467)        (4,197)
                                              ------------   ------------
     Subtotal                                      53,292         48,991
Gain on sale of property                                -          1,320
General corporate expenses                        (15,844)       (14,486)
Interest expense, net                              (4,227)        (3,490)
                                              ------------   ------------
Earnings before income taxes                  $    33,221    $    32,335
-------------------------------------------------------------------------

(a) Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

During the quarter, the Company completed a $100 million private placement of 7.83% unsecured senior notes due in 2010. In addition, the Company closed a $200 million unsecured senior revolving credit facility, of which $150 million expires in 2005 and $50 million renews annually. Borrowings under this facility bear interest at a floating rate based upon LIBOR. The agreements contain various covenants, including financial covenants pertaining to interest coverage, funded debt and minimum net worth. As a result of these transactions, uncommitted lines of credit amounting to $230 million were cancelled and the immediate credit availability of the Company increased $70 million. $170.2 million of then outstanding notes payable, which were immediately repaid with proceeds of these transactions, were classified as long-term debt in the consolidated balance sheet at July 29, 2000. However, such proceeds are reflected in the consolidated statement of cash flows during the first quarter of fiscal 2001.


NOTE 7 - OTHER MATTERS

The Company bought back an additional $15 million of its common stock during the first quarter and $20 million year-to-date leaving $175 million remaining under the current $200 million authorization program.

The results of operations for the first quarter of fiscal 2000 include a $1,320 gain on the sale of a property in the United Kingdom, which was included in Restructuring and other charges, net, in the fiscal 2000 Statement of Earnings.

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

I. Results of Operations

Review of Consolidated Results

Sales for the quarter were $278.2 million, an increase of 4%, compared to $267.1 million in the first quarter of last year. Exchange rates, primarily the weakness of European currencies against the U.S. dollar, decreased sales by 6%, or $16.2 million. In local currency, sales increased 10%. Microelectronics and Aerospace sales within the Industrial segment were the principal contributors to the sales growth. Overall, pricing was flat in the quarter. A 2% price decline in Medical sales was offset by price increases in other products.

Cost of sales, as a percentage of sales has improved to 46.0% from 46.7% last year, despite the continued change in the mix of blood filter product line sales within the Medical portion of the Health Care segment. This was largely due to improvements in the Industrial segment margins which benefited from Microelectronics and Aerospace sales growth.

Selling, general and administrative expenses as a percentage of sales reduced
 .2% while R&D expenses increased $1.3 million, or .3% as a percentage of sales, due to increased R&D with V.I. Technologies, Inc.

The effective income tax rate for the quarter in both years was 23%.

Net earnings were $25.6 million, or 21 cents per share, compared to last year's $24.9 million, or 20 cents per share. Excluding a one-time gain of $0.9 million (after pro forma tax effect), or one cent per share, on the sale of a property in the U.K. in last year's first quarter, earnings increased 10 1/2%.

The Company started the year with the following goals:

o    Increase local currency sales growth in the range of 8% to 10%.
o    Gross margins no worse than flat.
o Reduce selling, general and administrative expenses as a percentage of sales by at least 1 percentage point.
o    Increase earnings before interest and taxes at a faster rate than sales.

Based upon performance in the first quarter, these goals remain intact.

Review of Market and Geographic Segments

Toward the end of fiscal 2000 and in the first quarter of fiscal 2001, the Company undertook certain business realignments that changed the way the Company is managed and operated. Aeropower and Fluid Process, previously managed as two operating segments, were consolidated under the management of one segment, Industrial. In addition, Food and Beverage and Specialty Materials were transferred out of BioPharmaceutical to the Industrial segment and Medical sub-segment, respectively.

As a result of these changes, the composition of the Company's operating segments has changed such that the Company has identified two operating segments: Health Care and Industrial. Health Care is comprised of two newly defined sub-segments: Medical and BioPharmaceuticals. Medical is further defined into two product lines: Blood and Critical Care, which includes Specialty Materials. The Industrial sub-segments are now Aerospace, Microelectronics and General Industrial, which includes the Food and Beverage product line. The prior year amounts have been restated to reflect this change and the discussion that follows is consistent with this presentation.

Health Care sales increased 3 1/2% in local currency; however, the weakness of foreign currency exchange rates, particularly the Euro, turned the local currency growth into a reported decrease of 2%. A 6 1/2% local currency increase in blood filter sales reflects the continued shift in sales away from hospitals to blood centers where sales decreased 15% and increased 17%, respectively. Sales to blood centers now represent about three-quarters of total blood filter sales. Competitive conditions in the blood market have contributed to price reductions of approximately 2% compared to last year's first quarter. Critical Care sales, including Specialty Materials, decreased 5 1/2% in local currency primarily due to the timing of OEM orders in the United States which was partially offset by growth in both Europe and Asia. Within Critical Care, Specialty Materials was down 10% in local currency, again primarily in the United States with offsetting growth in Europe and Asia. BioPharmaceutical local currency sales increased 6% with classic BioPharmaceutical and biotechnology growth of 8 1/2% partially offset by flat Laboratory products sales.

Industrial sales increased 16 1/2% in local currency led by the Microelectronics and Aerospace sub-segments where sales grew 65 1/2% and 17%, respectively. In reported amounts, Industrial sales were up 9 1/2%. Microelectronics sales were strong in all geographies, up 60% in the Western Hemisphere, 80% in Europe and 63 1/2% in Asia in local currencies. Aerospace sales posted double digit growth in the Western Hemisphere and Europe, where the Commercial product line sales benefited from the introduction of a new two-stage jet engine filter and were partially offset by a 4 1/2% decrease in Military product line sales. Sales in the General Industrial sub-segment, increased 5 1/2% in local currency. Within General Industrial sales increased in the following product lines in local currency: Machinery & Equipment - 8%, Power Generation - 9%, Industrial Process
- 5% and Water - 31%. Also, within this sub-segment, sales in Food & Beverage and Fuels and Chemicals were down slightly.

During the quarter, consolidated operating profits grew to 19.2% compared to 18.3% last year. In Health Care, the operating profit margin for the quarter has decreased approximately 2% to 20.6% due to additional costs for the new plant in Italy, increased research and development costs relating to V.I. Technologies, Inc. and price reductions in the blood filter product line. Operating profit in Industrial, which was driven by strong growth in Microelectronics and Aerospace sales and improved margins in systems business, has grown to 18.0% from 14.3% in the same quarter last year.

By geography, Western Hemisphere sales have increased 8% for the quarter, while operating profit as a percentage of sales has decreased from 23.7% to 22.9%, reflecting increased research and development costs relating to V.I. Technologies, Inc. and price reductions in the blood filter product line. Local currency sales in Europe increased 6%; however, reported sales decreased by 9 1/2% reflecting the negative impact of the weak Euro. Operating profits in Europe have declined for the quarter from 19.3% to 17.4% also as a result of the weak Euro. Reported sales in Asia increased 21 1/2% in the quarter. In local currency, sales in Asia have increased 23 1/2% fueled by growth in Microelectronics and overall growth in Japan and Korea. Operating margins in Asia improved by 6.1% in the quarter to 17.6% due to increased sales volume.

II. Liquidity and Capital Resources

The Company's balance sheet is affected by the spot exchange rates used at the end of the quarter for translating local currency amounts into U.S. dollars. In relation to the spot exchange rates at the end of last year, the European currencies have generally weakened against the dollar while the Asian currencies have been stable.

Compared to the first quarter last year, net cash provided by operating activities has decreased by approximately $34 million primarily due to increased inventory levels, lower first quarter accounts receivable collection and a reduction in income taxes payable. The Company purchased approximately $15 million of treasury stock during the quarter and $20 million year-to-date leaving $175 million of the $200 million authorized by the Board of Directors last January. Capital expenditures and depreciation and amortization expense for the quarter were $18.9 million and $17.6 million, respectively. Capital expenditures are expected to be approximately $90 million for fiscal 2001. In addition, the Company expects to make an additional $4 million milestone investment in V.I. Technologies, Inc. coincident with the beginning of phase II clinical trials of the commercialized pathogen inactivation technology in the second quarter of fiscal 2001. An offer to purchase all of the outstanding shares of a publicly traded entity in the U.K. in which the Company has an investment was made during the quarter. The transaction is subject to the approval of the entity's shareholders. As a result, the Company anticipates it will record a realized loss of approximately $0.8 million in the second quarter of fiscal 2001 and will receive approximately $0.7 million in proceeds upon the sale of the shares.

During the quarter, the Company completed a $100 million private placement of 7.83% unsecured senior notes due in 2010. In addition, the Company closed a $200 million unsecured senior revolving credit facility, of which $150 million expires in 2005 and $50 million renews annually. Borrowings under this facility bear interest at a floating rate based upon LIBOR. The agreements contain various covenants, including financial covenants pertaining to interest coverage, funded debt and minimum net worth. As a result of these transactions, uncommitted lines of credit amounting to $230 million were cancelled and the immediate credit availability of the Company increased $70 million. $170.2 million of then outstanding notes payable were immediately repaid with proceeds of these transactions. Overall, net debt increased approximately $11.9 million from year-end. This represented 28% of net debt plus equity compared to 27% at year-end.

III. Other Matters

Euro Currency Conversion

A new European currency (Euro) was introduced in January 1999 to replace the separate (legacy) currencies of eleven individual countries. This will entail changes in our operations as we modify systems and commercial arrangements to deal with the new currency. Modifications will be necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems. A three-year transition period is expected during which transactions can be made in the legacy currencies. This may require dual currency processes for our operations. We have identified issues involved and are developing and implementing solutions. The cost of this effort is not expected to have a material effect on our business or results of operations. There is no guarantee, however, that all problems will be foreseen and corrected, or that no material disruption of our business will occur. The conversion to the Euro may have competitive implications on our pricing and marketing strategies; however, any such impact is not known at this time. Currently, about 25% of the Company's sales are in countries that have adopted the Euro.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan ("Court") by the State of Michigan ("State") against Gelman Sciences Inc. ("Gelman") (a subsidiary acquired by the Company in February 1997) requesting reimbursement of costs the State had expended in investigating contamination near Gelman's Ann Arbor facility, which the State alleged was caused by Gelman's disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000 the State Assistant Attorney General filed a Motion to Enforce Consent Judgement in the Court seeking approximately $4.9 million in stipulated penalties for alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions and in July 2000, the Court took the matter of penalties "under advisement" and clearly stated its intent to assure completion of the cleanup program already under way. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

               See the Index to Exhibits for a list of exhibits filed herewith.

    (b) Reports on Form 8-K.

               The Company filed no reports on Form 8-K during the three months ended October 28, 2000.

                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      PALL CORPORATION

 December 12, 2000                                    /s/ John Adamovich, Jr.
-----------------------                               ------------------------
     Date                                             John Adamovich, Jr.
                                                      Chief Financial Officer
                                                          and Treasurer


 December 12, 2000                                     /s/ Lisa Kobarg
-----------------------                               ------------------------
     Date                                             Lisa Kobarg
                                                      Chief Corporate
                                                         Accountant

                     Exhibit Index
                     ------------------
Exhibit
Number               Description of Exhibit
-------------        ------------------------------
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

4 Credit Agreement dated as of August 30, 2000 by and among the Registrant and Fleet Bank, National Association as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and The Lenders Party Thereto.

                     The exhibits filed herewith do not include other instruments with respect to long-term debt of the Registrant and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees, pursuant to Item 601 (b) (4) (iii) of Regulation S-K, that it will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10 (a)* Pall Corporation 1998 Employee Stock Option plan as amended effective July 12, 2000, filed as Exhibit 99 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-51090).

27                   Financial Data Schedule.






* Incorporated herein by reference.
(a) Management contract or compensatory plan or arrangement.