Form 10-Q
period 2001-01-27
PALL CORP
filed 2001-03-13
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 27, 2001

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

At March 6, 2001, 122,792,517 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------


COVER SHEET                                                                        1

INDEX TO FORM 10-Q                                                                 2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

                 Condensed consolidated balance sheets - January  27, 2001
                    and July 29, 2000                                              3

                 Condensed consolidated statements of earnings -
                    three months and six months ended January 27, 2001             4
                    and January 29, 2000

                 Condensed consolidated statements of cash flows -
                    six months ended January 27, 2001 and January 29, 2000         5

                 Notes to condensed consolidated financial statements              6

   Item 2. Management's discussion and analysis of financial condition and
                    results of operations                                         10


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                      15

   Item 4. Submission of matters to a vote of security holders                    15

   Item 6. Exhibits and reports on Form 8-K                                       16


SIGNATURES                                                                        17

EXHIBIT INDEX                                                                     18


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                                (In thousands)
                                                                                        January 27,            July 29,
                                                                                           2001                  2000
                                                                                     -----------------     -----------------
                 ASSETS
Current Assets
   Cash and cash equivalents ...............................................          $    53,861           $    81,008
   Short-term investments ..................................................               72,600                60,700
   Accounts receivable, net of allowances
     for doubtful accounts of $8,340
     and $7,832, respectively ..............................................              309,410               337,806
   Inventories - Note 2 ....................................................              221,601               202,959
   Other current assets ....................................................               67,368                70,703
                                                                                      -----------           -----------
                 Total Current Assets ......................................              724,840               753,176

Property, plant and equipment, net of
   accumulated depreciation of $463,514
   and $443,875, respectively ..............................................              506,320               503,755
Other assets ...............................................................              258,566               250,321
                                                                                      -----------           -----------
                 Total Assets ..............................................          $ 1,489,726           $ 1,507,252
                                                                                      ===========           ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to banks ..................................................          $    85,111           $   112,543
   Accounts payable and
       other current liabilities ...........................................              214,803               214,079
   Income taxes ............................................................               30,984                31,055
   Current portion of long-term debt .......................................               58,425                80,002
                                                                                      -----------           -----------
                 Total Current Liabilities .................................              389,323               437,679

Long-term debt, less current portion .......................................              263,289               223,915
Deferred taxes and other
      non-current liabilities ..............................................               80,339                84,352
                                                                                      -----------           -----------
                 Total Liabilities .........................................              732,951               745,946
                                                                                      -----------           -----------
Stockholders' Equity:
   Common stock, $.10 par value ............................................               12,796                12,796
   Capital in excess of par value ..........................................              106,657               103,935
   Retained earnings .......................................................              806,561               793,491
   Treasury stock, at cost .................................................             (119,362)             (104,625)
   Stock option loans ......................................................               (5,460)               (5,584)
   Accumulated other comprehensive loss:
        Foreign currency translation adjustment ............................              (39,810)              (33,350)
        Minimum pension liability ..........................................               (1,155)               (1,271)
        Unrealized investment losses .......................................               (3,147)               (4,086)
        Unrealized losses on derivatives - Note 3 ..........................                 (305)                 --
                                                                                      -----------           -----------
                                                                                          (44,417)              (38,707)

                 Total Stockholders' Equity ................................              756,775               761,306
                                                                                      -----------           -----------
                 Total Liabilities and
                    Stockholders' Equity ...................................          $ 1,489,726           $ 1,507,252
                                                                                      ===========           ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                             (in thousands,                 (in thousands,
                                                                          except per share data)         except per share data)

                                                                           Three Months Ended                Six Months Ended
                                                                 ----------------------------------    ---------------------------
                                                                    Jan. 27,            Jan. 29,          Jan. 27,       Jan. 29,
                                                                      2001                2000              2001          2000
                                                                 -----------------  ---------------   --------------    ---------
Net sales ...............................................         $ 304,697           $ 294,699         $ 582,848       $ 561,821
                                                                  ---------           ---------         ---------       ---------
Costs and expenses:
   Cost of sales ........................................           143,227             136,683           271,217         261,429
   Selling, general and
     administrative expenses ............................           105,131              98,857           204,740         194,910
   Research and development .............................            14,147              11,680            27,251          23,498
   Gain on sale of property .............................              --                  --                --            (1,320)
   Interest expense, net ................................             4,270               3,546             8,497           7,036
                                                                  ---------           ---------         ---------       ---------
Total costs and expenses ................................           266,775             250,766           511,705         485,553
                                                                  ---------           ---------         ---------       ---------
Earnings before income taxes ............................            37,922              43,933            71,143          76,268
Income taxes ............................................             8,011              10,105            15,652          17,542
                                                                  ---------           ---------         ---------       ---------
Net earnings ............................................         $  29,911           $  33,828         $  55,491       $  58,726
                                                                  =========           =========         =========       =========
Earnings per share:
      Basic .............................................         $    0.24           $    0.27         $    0.45       $    0.47
      Diluted ...........................................         $    0.24           $    0.27         $    0.45       $    0.47

Dividends declared per share ............................         $   0.170           $   0.165         $   0.335       $   0.325

Average number of shares outstanding:

      Basic .............................................           122,402             123,952           122,686         124,049
      Diluted ...........................................           123,347             124,860           123,611         124,994


See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 (in thousands)
                                                                                 Six Months Ended
                                                                            --------------------------
                                                                                Jan. 27,    Jan. 29,
                                                                                 2001        2000
                                                                            ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................................   $  88,481    $ 112,818
                                                                             ---------    ---------
INVESTING ACTIVITIES:
  Capital expenditures ...................................................     (40,023)     (28,414)
  Disposals of fixed assets ..............................................       2,022        3,165
  Short-term investments .................................................     (11,900)      10,000
  Benefits protection trust ..............................................      (3,947)        --
  Investments and licenses ...............................................      (4,005)      (3,248)
  Acquisitions of businesses, net of cash acquired .......................      (1,426)        --
                                                                             ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES ....................................     (59,279)     (18,497)
                                                                             ---------    ---------
FINANCING ACTIVITIES:
  Notes payable ..........................................................    (194,931)     (41,919)
  Long-term borrowings ...................................................     223,236       14,878
  Payments on long-term debt .............................................     (30,085)     (20,976)
  Net proceeds from stock plans ..........................................      11,773        5,097
  Purchase of treasury stock .............................................     (24,977)     (14,604)
  Dividends paid .........................................................     (40,523)     (39,739)
                                                                             ---------    ---------
NET CASH USED BY FINANCING ACTIVITIES ....................................     (55,507)     (97,263)
                                                                             ---------    ---------
CASH FLOW FOR PERIOD .....................................................     (26,305)      (2,942)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...........................      81,008       86,677

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................        (842)      (1,790)
                                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................   $  53,861    $  81,945
                                                                             =========    =========

Supplemental disclosures:
   Interest paid .........................................................   $   8,516    $  10,336
   Income taxes paid (net of refunds) ....................................      12,110       17,881


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

NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:

                                                           (in thousands)
                                                      Jan. 27,        July 29,
                                                       2001            2000
                                                     ----------       --------
                 Raw materials and components        $   84,818       $ 85,171
                 Work-in-process                         27,137         18,044
                 Finished goods                         109,646         99,744
                                                     ----------       --------
                 Total inventory                     $  221,601       $202,959
                                                     ==========       ========



NOTE 3 - NEW ACCOUNTING STANDARD


On July 30, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS No. 133) which, as amended, is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are required to be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivatives designated as effective cash flow hedges qualify for hedge accounting and, therefore changes in fair values are recognized in other comprehensive income. Changes in fair values related to the ineffective portion of cash flow hedges, as well as fair value hedges, must be recognized immediately in earnings.

The Company uses derivative instruments primarily to manage exposures related to foreign currency denominated receivables and payables and variable rate debt instruments. To accomplish this, the Company uses certain contracts, primarily foreign currency forward contracts and interest rate swaps, which minimize cash flow risks from changes in foreign currency exchange rates and increases in interest rates. Based on management's review, the Company has determined that the interest rate swaps are effective cash flow hedges as defined by SFAS No.
133. The cumulative effect of the change in accounting was not significant.

NOTE 4 - COMPREHENSIVE INCOME                                               -7-

   The components of comprehensive income for the three months and six months ended January 27, 2001 and January 29, 2000 were comprised of the following:



                                                                                           (in thousands)
                                                                           Three months ended              Six months ended
                                                                      --------------------------        --------------------------
                                                                       Jan. 27,         Jan. 29,         Jan. 27,       Jan. 29,
                                                                         2001             2000             2001           2000
                                                                      ----------       ---------        ---------      -----------
Net income ...................................................        $ 29,911         $ 33,828         $ 55,491         $ 58,726
                                                                      --------         --------         --------         --------

Foreign currency translation adjustment ......................           7,379           (8,057)          (5,881)          (8,054)
Income taxes .................................................            (143)            (726)            (579)              98
                                                                      --------         --------         --------         --------
Foreign currency translation adjustment, net .................           7,236           (8,783)          (6,460)          (7,956)
                                                                      --------         --------         --------         --------

Minimum pension liability adjustment .........................            --                 27              193             (368)
Income taxes .................................................            --                (12)             (77)             164
                                                                      --------         --------         --------         --------
Minimum pension liability adjustment, net ....................            --                 15              116             (204)
                                                                      --------         --------         --------         --------

Unrealized investment gains ..................................           3,129            3,238            1,444            1,330
Income taxes .................................................          (1,094)          (1,133)            (505)            (465)
                                                                      --------         --------         --------         --------
Unrealized investment gains, net .............................           2,035            2,105              939              865
                                                                      --------         --------         --------         --------

Unrealized losses on derivatives .............................            (618)            --               (470)            --
Income taxes .................................................             217             --                165             --
                                                                      --------         --------         --------         --------
Unrealized losses on derivatives, net - Note 3 ...............            (401)            --               (305)            --
                                                                      --------         --------         --------         --------

Total comprehensive income ...................................        $ 38,781         $ 27,165         $ 49,781         $ 51,431
                                                                      ========         ========         ========         ========



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

As a result of these changes, the composition of the Company's operating segments has changed such that the Company has identified two operating segments: Life Sciences (formerly Health Care) and Industrial. Life Sciences is comprised of two newly defined sub-segments: Medical and BioPharmaceuticals. Medical is further defined into two additional product lines: Blood and Critical Care, which includes Specialty Materials. The Industrial sub-segments are now Aerospace, Microelectronics and General Industrial, which includes the Food and Beverage product line.

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

The prior year amounts have been restated to reflect this change.



                                                                    Three  Months Ended                    Six  Months Ended
                                                                 --------------------------            --------------------------
Market Segment Information (a):                                  Jan. 27            Jan. 29            Jan. 27            Jan. 29
(in thousands)                                                      2001               2000               2001               2000
----------------------------------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers:
Blood ................................................         $  56,228          $  52,387          $ 106,294          $ 100,959
Critical Care ........................................            27,071             32,967             51,144             60,193
                                                               ---------          ---------          ---------          ---------
Medical ..............................................            83,299             85,354            157,438            161,152
BioPharmaceuticals ...................................            57,435             56,517            109,695            109,457
                                                               ---------          ---------          ---------          ---------
Total Life Sciences ..................................           140,734            141,871            267,133            270,609
                                                               ---------          ---------          ---------          ---------

General Industrial ...................................            96,258             97,067            183,996            186,616
Aerospace ............................................            34,785             31,083             68,591             61,096
Microelectronics .....................................            32,920             24,678             63,128             43,500
                                                               ---------          ---------          ---------          ---------
Total Industrial .....................................           163,963            152,828            315,715            291,212
                                                               ---------          ---------          ---------          ---------

Total ................................................         $ 304,697          $ 294,699          $ 582,848          $ 561,821
----------------------------------------------------------------------------------------------------------------------------------

Operating Profit:
Life Sciences ........................................         $  27,029          $  39,362          $  53,022          $  68,611
Industrial ...........................................            31,250             21,431             58,549             41,173
                                                               ---------          ---------          ---------          ---------
     Subtotal ........................................            58,279             60,793            111,571            109,784
Gain on sale of property .............................              --                 --                 --                1,320
General corporate expenses ...........................           (16,087)           (13,314)           (31,931)           (27,800)
Interest expense, net ................................            (4,270)            (3,546)            (8,497)            (7,036)
                                                               ---------          ---------          ---------          ---------
Earnings before income taxes .........................         $  37,922          $  43,933          $  71,143          $  76,268
----------------------------------------------------------------------------------------------------------------------------------

Geographic Segment Information (a):
(in thousands)

Sales to Unaffiliated Customers:
Western Hemisphere ...................................         $ 141,432          $ 133,600          $ 273,977          $ 256,315
Europe ...............................................           100,061            104,658            186,698            200,622
Asia .................................................            63,204             56,441            122,173            104,884
                                                               ---------          ---------          ---------          ---------
Total ................................................         $ 304,697          $ 294,699          $ 582,848          $ 561,821
----------------------------------------------------------------------------------------------------------------------------------

Operating Profit:
Western Hemisphere ...................................         $  27,721          $  31,079          $  58,044          $  60,152
Europe ...............................................            17,606             21,832             32,677             40,373
Asia .................................................            11,654              9,229             22,019             14,803
Eliminations .........................................             1,298             (1,347)            (1,169)            (5,544)
                                                               ---------          ---------          ---------          ---------
     Subtotal ........................................            58,279             60,793            111,571            109,784
Gain on sale of property .............................              --                 --                 --                1,320
General corporate expenses ...........................           (16,087)           (13,314)           (31,931)           (27,800)
Interest expense, net ................................            (4,270)            (3,546)            (8,497)            (7,036)
                                                               ---------          ---------          ---------          ---------
Earnings before income taxes .........................         $  37,922          $  43,933          $  71,143          $  76,268
----------------------------------------------------------------------------------------------------------------------------------


(a) Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

In the first quarter, the Company completed a $100 million private placement of 7.83% unsecured senior notes due in 2010. In addition, the Company closed a $200 million unsecured senior revolving credit facility, of which $150 million expires in 2005 and $50 million renews annually. Borrowings under this facility bear interest at a floating rate based upon LIBOR. The agreements contain various covenants, including financial covenants pertaining to interest coverage, funded debt and minimum net worth. As a result of these transactions, uncommitted lines of credit amounting to $230 million were cancelled and the immediate credit availability of the Company increased $70 million. $170.2 million of then outstanding notes payable, which were immediately repaid with proceeds of these transactions, were classified as long-term debt in the consolidated balance sheet at July 29, 2000. However, such proceeds are reflected in the condensed consolidated statement of cash flows in the current year.

NOTE 7 - OTHER MATTERS

The Company bought back an additional $15 million and $10 million of its common stock during the first and second quarters, respectively, leaving $170 million remaining under the current $200 million authorization program.

The results of operations for the first quarter of fiscal 2000 include a $1,320 gain on the sale of a property in the United Kingdom, which was included in Restructuring and other charges, net, in the fiscal 2000 Statement of Earnings.

During the quarter the Company made an additional investment of $4 million in V.I. Technologies, Inc. ("VITEX") in accordance with the terms of the agreements between the Company and VITEX. As of January 27, 2001, the Company's investment in VITEX amounts to $16 million, representing a 10.8% interest in VITEX common shares. The agreements contemplate that the Company will make milestone-driven equity payments to VITEX of up to another $10 million over the next three years at the then-current market price of VITEX common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion & analysis may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to: fluctuations in foreign currency exchange rates; regulatory approval and market acceptance of new technologies; changes in product mix and product pricing and in interest rates and cost of raw materials; the Company's success in enforcing its patents and protecting its proprietary products and manufacturing techniques; global and regional economic conditions and legislative, regulatory and political developments; and domestic and international competition in the Company's global markets.

I.  Results of Operations

Review of Consolidated Results

Sales for the quarter and six months of $304.7 million and $582.8 million, respectively, increased 3 1/2% over both the quarter and six months last year. Exchange rates, particularly the Euro and the Yen, reduced sales by $17.6 million, or 6%, and $33.9 million, or 6 1/2%, compared to last year's second quarter and first half. Overall, pricing was flat in the quarter and year to date with a 2% price decline in Medical being recovered by price increases in other parts of the business. For a detailed discussion of sales, refer to the paragraphs below under "Review of Market and Geographic Segments".

Cost of sales, as a percentage of sales, increased .6% to 47% in the quarter compared to last year's second quarter. A charge of $1.8 million to accrue costs to update certain membrane filtration systems in the BioPharmaceutical market as well as the effect of exchange rates negatively impacted cost of sales. Year to date, cost of sales, as a percentage of sales, has remained flat at 46.5%.

Selling, general and administrative expenses as a percentage of sales increased 1% during the quarter and .4% for the six months. As approximately half of these expenses are incurred in the United States and about 55% of sales occur in foreign locations, the negative impact of exchange rates on sales also negatively impacts the comparison to sales. Increased compensation and travel costs to support a bigger sales group contributed to the increase. Also, a loss on the sale of an investment of approximately $1 million was incurred during the quarter.

R&D expenses increased to 4.6% of sales during the quarter and 4.7% of sales for the six months as the Company continues to fund the development of pathogen inactivation technology with V.I. Technologies, Inc.

Due to the continued movement of manufacturing to lower tax jurisdictions such as Puerto Rico and Ireland, the geographic mix of the Company's taxable income has changed the Company's effective tax rate from 23%, the rate utilized in the first quarter and for fiscal 2000, to 22% for the six months. Management believes that a rate of 22% will be sustained through the end of fiscal 2002.

Net earnings were $29.9 million, or 24 cents per share, in the quarter compared with $33.8 million, or 27 cents per share, in last year's second quarter. For the six months, net earnings were $55.5 million, or 45 cents per share compared with $58.7 million, or 47 cents per share, last year. Excluding a one-time gain of $0.9 million (after pro forma tax effect), or one cent per share, on the sale of a property in the U.K. last year, earnings were 46 cents per share during the first half of last year.

The Company started the year with the following goals:

    o    Increase local currency sales growth in the range of 8% to 10%.

    o    Gross margins no worse than flat.

    o Reduce selling, general and administrative expenses as a percentage of sales by at least 1 percentage point.

    o Increase earnings before interest and taxes at a faster rate than sales.

Based upon performance in the first half of this year, the sales growth and gross margin goals are still intact. The goal to reduce selling, general and administrative expenses may be unattainable due to the negative impact of exchange rates to sales. Management has taken actions to reduce the level of increase for the balance of the year to mitigate this impact. Based upon the results for the first half of this year, management believes earnings per share will increase 1% to 5% for the year over fiscal 2000's $1.24, which is before restructuring and one-time charges, net.

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

As a result of these changes, the composition of the Company's operating segments has changed such that the Company has identified two operating segments: Life Sciences (formerly Health Care) and Industrial. Life Sciences is comprised of two newly defined sub-segments: Medical and BioPharmaceuticals. Medical is further defined into two product lines: Blood and Critical Filtration, which includes Specialty Materials. The Industrial sub-segments are now Aerospace, Microelectronics and General Industrial, which includes the Food and Beverage product line. The prior year amounts have been restated to reflect this change and the discussion that follows is consistent with this presentation.

During the quarter, Life Sciences sales increased 4% in local currency; however, the weakness of the Yen, and more particularly the Euro, turned the local currency increase into a reported decrease of 1%. Similarly, Life Sciences sales were up 4% in local currency during the first half but down 1 1/2% in reported amounts.

In local currency, Medical sales increased 1 1/2% in the quarter and 2% for the six months. The increase in Medical sales reflects the increase in Blood filter sales partially offset by decreased Critical Filtration sales. Blood filter local currency sales, which increased 10 1/2% and 8 1/2% in the quarter and six months, respectively, continue to reflect the shift in sales away from higher priced systems to sterile dockable filters, a trend we began to see in the fourth quarter of last fiscal year, as well as, a continued shift of sales from hospitals to blood centers. Local currency sales to hospitals were up 1 1/2% in the quarter but down overall for the six months by 7%. Sales to blood centers increased 15% and 16%, respectively, in the quarter and six months. Overall, unit sales for the quarter and six months increased by approximately 22%. Strong Western Hemisphere sales in both the quarter and six months were partially offset by decreased sales in Europe reflecting the strong market in the United States and tough comparisons last year as customers were stocking up in Europe. Critical Care sales declined 12 1/2% and 9 1/2% in the quarter and six months, respectively. The decline is mainly attributable to decreased sales in the Western Hemisphere due to a reduction in sales to certain OEM Specialty Materials customers as well as revenue recognized in the second quarter of last year from an unfulfilled supply agreement.

BioPharmaceuticals sales grew 8% and 7% in local currency during the quarter and six months. This was comprised of a 9% increase in BioPharmaceuticals for both the quarter and the six months and 5% and 2% growth in the lab portion of the business in the quarter and six months, respectively. Sales grew well in all geographies.

Local currency sales in Industrial improved 14% in the quarter and 15% for the first half. In reported amounts, Industrial's sales increased 7 1/2% and 8 1/2% in the quarter and first half, respectively.

The growth in Industrial was again led by growth in Microelectronics which grew 41% and 51 1/2% in local currency for the quarter and six months, respectively. All of the geographies had high double digit growth in Microelectronics during the quarter and six months; however, growth is expected to decrease during the last half of the year given the difficult comparison to last year's second half and the predicted slowdown in the Microelectronics industry. Microelectronics growth is expected to be in the range of 20% to 25% for the full year.

Aerospace sales increased 15 1/2% in the quarter and 16% during the first half in local currency. The growth was led by sales in the Commercial aerospace market with 24 1/2% and 30% growth in the quarter and six months, respectively. Military sales were flat with last year for the six months and up 4 1/2% in the quarter.

In local currency, General Industrial had 7% growth in the quarter and 6 1/2% growth for the six months. This reflects growth in Fuels and Chemicals of 26% in the quarter and notable growth in Municipal Water. Partially offsetting this growth was a decline in Power Generation of 18% in the quarter and 4 1/2% in the six months as last year reflected a large sale to a power plant in Taiwan.

Overall, operating profit was 19.1% for the quarter and six months compared with 20.6% in last year's second quarter and 19.5% in the first half of last year. In Life Sciences, operating profit of 19.2% and 19.8% in the quarter and six months, respectively, reduced from 27.7% and 25.4%, respectively, in the same periods last year. The reduced profit reflects the ramp up costs of the blood system plant purchased in the third quarter of last year, increased R&D for the development of pathogen inactivation, price reductions of approximately 2% due to competitive conditions, reduced high margin sales in Critical Filtration, as well as the costs to upgrade certain membrane filtration systems in the BioPharmaceutical market.

Operating profit in Industrial increased to 19.1% from 14% in the second quarter and to 18.5% from 14.1% for the six months. Strong sales in Microelectronics drove the increase and solid growth in Aerospace coupled with improved Industrial systems margins contributed to the growth.

General corporate expenses were 21% and 15% higher in the quarter and six months, respectively. This reflects increased compensation related costs, the loss on the sale of an investment in the quarter and increased Corporate R&D expenditures.

By geography, Western Hemisphere sales grew 6% and 7% over last year's second quarter and first half, respectively, while operating profit declined to 19.6% from 23.3% in the quarter and to 21.2% from 23.5% in the first half. Contributing to the profit decline were increased R&D costs related to V.I. Technologies, Inc., the loss of high margin Critical Filtration sales as well as price reductions in the blood filter product line. Local currency sales for Europe increased 7% and 6 1/2% for the quarter and six months. The weak Euro is reflected in the 4 1/2% and 7% decrease in reported second quarter and six month's sales, respectively. The weak Euro decreased Europe's sales by $12.1 million and $27.3 million in the quarter and six months, respectively. Operating profit in Europe of 17.6% and 17.5% declined from 20.9% and 20.1% in the quarter and the first six months, respectively, as a result of the weak Euro as well as the costs to ramp up the blood systems plant bought in the third quarter of last year. Asia's local currency sales increased 21 1/2% in the quarter and 22 1/2% in the six months driven by strong Microelectronic sales and strong growth in Japan and Korea. A late weakening of the Yen in the quarter caused the reported sales increases to be less than the local currency increase by 9 1/2%, or $5.4 million, in the quarter and 6%, or $6.4 million, in the six months. Operating profit in Asia improved in the quarter to 18.4% from 16.4% last year and, in the six months, to 18% from 14.1% from last year due to strong sales volume, particularly in Microelectronics.

II. Liquidity and Capital Resources

The Company's balance sheet is affected by the spot exchange rates used at the end of the quarter for translating local currency amounts into U.S. dollars. In relation to the spot exchange rates at the end of last year, the Yen has weakened against the dollar, while the Euro was relatively flat.

Compared to the first six months of last year, net cash provided by operating activities has decreased by approximately $24 million primarily due to changes in the components of working capital, principally related to inventory, deposits from customers for long term contracts and accounts receivable. The Company purchased approximately $10 million of treasury stock in the quarter and $25 million year to date leaving $170 million of the $200 million authorized by the Board of Directors last January. Capital expenditures were $40 million during the first half, of which $21.1 million was spent in the second quarter. Depreciation and amortization expense was $18 million and $35.6 million in the quarter and six months, respectively. In addition, the Company made a $4 million milestone investment in V.I. Technologies, Inc. coincident with the achievement of beginning Phase II FDA clinical trials during the quarter.

During the first quarter, the Company completed a $100 million private placement of 7.83% unsecured senior notes due in 2010. In addition, the Company closed a $200 million unsecured senior revolving credit facility, of which $150 million expires in 2005 and $50 million renews annually. Borrowings under this facility bear interest at a floating rate based upon LIBOR. The agreements contain various covenants, including financial covenants pertaining to interest coverage, funded debt and minimum net worth. As a result of these transactions, uncommitted lines of credit amounting $230 million were cancelled and the immediate credit availability of the Company increased $70 million. $170.2 million of then outstanding notes payable were immediately repaid with proceeds of these transactions. Overall, net debt increased approximately $5.6 million from year-end, which represents 27% of net debt plus equity, consistent with year-end.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan ("Court") by the State of Michigan ("State") against Gelman Sciences Inc. ("Gelman") (a subsidiary acquired by the Company in February 1997) requesting reimbursement of costs the State had expended in investigating contamination near Gelman's Ann Arbor facility, which the State alleged was caused by Gelman's disposal of waste water from its manufacturing process. A Consent Judgement entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999) resolved that litigation. In February 2000 the State Assistant Attorney General filed a Motion to Enforce Consent Judgement in the Court seeking approximately $4.9 million in stipulated penalties for alleged violations of the Consent Judgement and additional injunctive relief. Gelman disputed these assertions. In July 2000 the Court continued to hold under "advisement" the matter of penalties, but held that Gelman was not in violation of the Consent Judgement . The Court issued a Remediation Enforcement Order requiring Gelman to complete the cleanup within 5 years under a Court approved plan. Gelman is now remediating the contamination pursuant to this plan. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The Annual Meeting of Shareholders of the Company was held November 15, 2000.

     (b) Not required. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     (c) The matters voted upon and the results of the voting were as follows:

          1. Holders of 105,290,047 shares of common stock voted either in person or by proxy for the election of four directors. The number of votes cast for each nominee were as indicated below:

                 Director                     For               Withheld
                 --------                     ---               --------

                 Daniel J. Carroll, Jr.       103,550,496       1,739,551

                 Eric Krasnoff                103,440,027       1,850,020

                 Edward L. Snyder             103,330,503       1,959,544

                 James D. Watson              103,531,140       1,758,907



           2. A proposal to amend the 1998 employee stock option plan was approved as follows:

              for 91,054,996; against or withheld 13,428,166 and 806,885 abstensions.

     (d) Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

              See the Index to Exhibits for a list of exhibits filed herewith.

    (b) Reports on Form 8-K.

              The Company filed no reports on Form 8-K during the three months ended January 27, 2001.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PALL CORPORATION

 March 13, 2001                               /s/ John Adamovich, Jr.
------------------                           -------------------------------
     Date                                    John Adamovich, Jr.
                                             Chief Financial Officer
                                                    and Treasurer

 March 13, 2001                               /s/ Lisa Kobarg
------------------                           -------------------------------
     Date                                    Lisa Kobarg
                                             Chief Corporate
                                               Accountant

                      Exhibit Index
                      -------------
Exhibit
Number                Description of Exhibit
-------------         ----------------------
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

4 * Credit Agreement dated as of August 30, 2000 by and among the Registrant and Fleet Bank, National Association as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and The Lenders Party Thereto, filed as Exhibit 4 to the Registrants quarterly report on Form 10-Q for the quarterly period ended October 28, 2000.

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

* Incorporated herein by reference.