Form 10-Q
period 2001-04-28
PALL CORP
filed 2001-06-12
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 28, 2001

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

At June 6, 2001, 122,539,684 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------

COVER SHEET                                                                  1

INDEX TO FORM 10-Q                                                           2

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements:

            Condensed consolidated balance sheets - April 28, 2001
               and July 29, 2000                                             3

            Condensed consolidated statements of earnings -
               three months and nine months ended April 28, 2001             4
               and April 29, 2000

            Condensed consolidated statements of cash flows -
               nine months ended April 28, 2001 and April 29, 2000           5

            Notes to condensed consolidated financial statements             6

 Item 2. Management's discussion and analysis of financial condition and
                    results of operations                                    10

 Item 3. Quantitative and qualitative disclosures about market risk          16

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                   18

 Item 6. Exhibits and reports on Form 8-K                                    18


SIGNATURES                                                                   19

EXHIBIT INDEX                                                                20

                                                                             -3-
                                  PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                            (in thousands)
                                                                                       April 28,        July 29,
                  ASSETS                                                                 2001             2000
Current Assets:                                                                       ----------       ----------
   Cash and cash equivalents                                                          $   45,525       $   81,008
   Short-term investments                                                                 65,900           60,700
   Accounts receivable, net of allowances
     for doubtful accounts of $8,505
     and $7,832, respectively                                                            327,570          337,806
   Inventories - Note 2                                                                  225,055          202,959
   Other current assets                                                                   69,604           70,703
                                                                                      ----------       ----------
                  Total Current Assets                                                   733,654          753,176

Property, plant and equipment, net of
   accumulated depreciation of $472,955
   and $443,875, respectively                                                            502,457          503,755
Other assets                                                                             254,454          250,321
                                                                                      ----------       ----------
                  Total Assets                                                        $1,490,565       $1,507,252
                                                                                      ==========       ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to banks                                                             $   66,990       $  112,543
   Accounts payable and
       other current liabilities                                                         222,447          214,079
   Income taxes                                                                           31,531           31,055
   Current portion of long-term debt                                                      50,499           80,002
                                                                                      ----------       ----------
                  Total Current Liabilities                                              371,467          437,679

Long-term debt, less current portion                                                     273,335          223,915
Deferred taxes and other
      non-current liabilities                                                             79,816           84,352
                                                                                      ----------       ----------
                  Total Liabilities                                                      724,618          745,946
                                                                                      ----------       ----------
Stockholders' Equity:
   Common stock, $.10 par value                                                           12,796           12,796
   Capital in excess of par value                                                        107,378          103,935
   Retained earnings                                                                     821,483          793,491
   Treasury stock, at cost                                                              (118,918)        (104,625)
   Stock option loans                                                                     (4,862)          (5,584)
   Accumulated other comprehensive loss:
        Foreign currency translation adjustment                                          (48,232)         (33,350)
        Minimum pension liability                                                         (1,258)          (1,271)
        Unrealized investment losses                                                      (1,861)          (4,086)
        Unrealized losses on derivatives - Note 4                                           (579)               -
                                                                                      ----------       ----------
                                                                                         (51,930)         (38,707)

                  Total Stockholders' Equity                                             765,947          761,306
                                                                                      ----------       ----------
                  Total Liabilities and
                     Stockholders' Equity                                             $1,490,565       $1,507,252
                                                                                      ==========       ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                   (in thousands,              (in thousands,
                                                               except per share data)      except per share data)
                                                                 Three Months Ended          Nine Months Ended
                                                               ----------------------      ----------------------
                                                               April 28,     April 29,     April 28,     April 29,
                                                                 2001          2000          2001          2000
                                                               --------      --------      --------      --------
Net sales                                                      $321,057      $318,049      $903,905      $879,870
                                                               --------      --------      --------      --------
Costs and expenses:
   Cost of sales                                                151,816       143,568       423,033       404,997
   Selling, general and
     administrative expenses                                    102,870       103,585       307,610       298,495
   Research and development                                      14,778        12,762        42,029        36,260
   Gain on sale of property                                        -             -             -           (1,320
   Interest expense, net                                          4,343         3,860        12,840        10,896
                                                               --------      --------      --------      --------
Total costs and expenses                                        273,807       263,775       785,512       749,328
                                                               --------      --------      --------      --------
Earnings before income taxes                                     47,250        54,274       118,393       130,542
Income taxes                                                     10,395        12,482        26,047        30,024
                                                               --------      --------      --------      --------
Net earnings                                                   $ 36,855      $ 41,792      $ 92,346      $100,518
                                                               ========      == =====      ========      ========
Earnings per share:
      Basic                                                    $   0.30      $   0.34      $   0.75      $   0.81
      Diluted                                                  $   0.30      $   0.34      $   0.75      $   0.81

Dividends declared per share                                   $  0.170      $  0.165      $  0.505      $  0.490

Average number of shares outstanding:
      Basic                                                     122,472       123,692       122,631       123,947
      Diluted                                                   123,721       124,504       123,705       124,848

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                           (in thousands)
                                                                                                         Nine Months Ended
                                                                                               -----------------------------------
                                                                                                  April 28,            April 29,
                                                                                                    2001                 2000
                                                                                               ---------------      --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      $       120,311      $      159,732
                                                                                               ---------------      --------------
INVESTING ACTIVITIES:
  Capital expenditures                                                                                 (56,517)            (43,168)
  Disposals of fixed assets                                                                              2,305               4,355
  Short-term investments                                                                                (5,200)            (14,900)
  Benefits protection trust                                                                             (3,947)                  -
  Investments and licenses                                                                              (4,221)             (3,248)
  Acquisitions of businesses, net of cash acquired                                                      (1,426)            (15,380)
                                                                                               ---------------      --------------
NET CASH USED BY INVESTING ACTIVITIES                                                                  (69,006)            (72,341)
                                                                                               ---------------      --------------
FINANCING ACTIVITIES:
  Notes payable                                                                                       (210,821)            (26,446)
  Long-term borrowings                                                                                 243,789              14,878
  Payments on long-term debt                                                                           (44,275)            (27,040)
  Net proceeds from stock plans                                                                         23,159              12,901
  Purchase of treasury stock                                                                           (35,635)            (14,604)
  Dividends paid                                                                                       (61,334)            (60,144)
                                                                                               ---------------      --------------
NET CASH USED BY FINANCING ACTIVITIES                                                                  (85,117)           (100,455)
                                                                                               ---------------      --------------
CASH FLOW FOR PERIOD                                                                                   (33,812)            (13,064)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                          81,008              86,677

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                 (1,671)             (1,989)
                                                                                               ---------------      --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $        45,525      $       71,624
                                                                                               ===============      ==============

Supplemental disclosures:
   Interest paid                                                                               $        16,754      $       16,013
   Income taxes paid (net of refunds)                                                                   18,555              17,074

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                                             -6-
                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
         ---------------------------------------------------------------

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



NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:             (in thousands)
                                                            April 28,   July 29,
                                                              2001       2000
                                                            --------   --------
            Raw materials and components                    $ 80,696   $ 85,171
            Work-in-process                                   29,584     18,044
            Finished goods                                   114,775     99,744
                                                            --------   --------
            Total inventory                                 $225,055   $202,959
                                                            ========   ========

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

   Other comprehensive income includes $891 of cumulative unrealized losses on derivatives of which $701 is expected to be reclassified into earnings within one year.

NOTE 4 - COMPREHENSIVE INCOME

   The components of comprehensive income for the three months and nine months ended April 28, 2001 and April 29, 2000 were comprised of the following:

                                                                                          (in thousands)
                                                                          Three months ended           Nine months ended
                                                                         -------------------          --------------------
                                                                         April 28,  April 29,         April 28,   April 29,
                                                                           2001       2000              2001        2000
                                                                         -------    --------          --------    --------
Net income                                                               $36,855    $ 41,792          $ 92,346    $100,518
                                                                         -------    --------          --------    -------

Foreign currency translation adjustment                                   (7,728)    (11,786)          (13,609)    (19,840)
Income taxes                                                                (694)       (436)           (1,273)       (338)
                                                                         -------    --------          --------    --------
Foreign currency translation adjustment, net                              (8,422)    (12,222)          (14,882)    (20,178)
                                                                         -------    --------          --------    --------

Minimum pension liability adjustment                                        (186)         24                 7        (344)
Income taxes                                                                  83         (10)                6         154
                                                                         -------    --------          --------    --------
Minimum pension liability adjustment, net                                   (103)         14                13        (190)
                                                                         -------    --------          --------    --------

Unrealized investment gains (losses)                                       1,979        (525)            3,423         805
Income taxes                                                                (693)        183            (1,198)       (282)
                                                                         -------    --------          --------    --------
Unrealized investment  gains (losses), net                                 1,286        (342)            2,225         523
                                                                         -------    --------          --------    --------

Unrealized losses on derivatives                                            (421)         -               (891)        -
Income taxes                                                                 147          -                312         -
                                                                         -------    --------          --------    --------
Unrealized losses on derivatives, net - Note 3                              (274)         -               (579)        -
                                                                         -------    --------          --------    --------

Total comprehensive income                                               $29,342    $ 29,242          $ 79,123    $ 80,673
                                                                         =======    ========          ========    ========

NOTE 5 - SEGMENT INFORMATION AND GEOGRAPHIES

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

   The prior year amounts have been reclassified to reflect this change.

                                                                             -8-

Market Segment Information (a):                            Three  Months Ended         Nine Months Ended
                                                          ----------------------      ---------------------
(in thousands)                                            April 28,    April 29,      April 28,    April 29,
                                                            2001         2000           2001         2000
-----------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers:
Blood                                                     $ 58,187     $  53,981      $164,481     $154,940
Critical Care                                               30,933        31,055        82,077       91,248
                                                          --------     ---------      --------     --------
Medical                                                     89,120        85,036       246,558      246,188
BioPharmaceuticals                                          62,514        61,499       172,209      170,956
                                                          --------     ---------      --------     --------
Total Life Sciences                                        151,634       146,535       418,767      417,144
                                                          --------     ---------      --------     --------

General Industrial                                         103,065       108,865       287,061      295,481
Aerospace                                                   39,680        34,875       108,271       95,971
Microelectronics                                            26,678        27,774        89,806       71,274
                                                          --------     ---------      --------     --------
Total Industrial                                           169,423       171,514       485,138      462,726
                                                          --------     ---------      --------     --------
Total                                                     $321,057     $ 318,049      $903,905     $879,870
-----------------------------------------------------------------------------------------------------------
Operating Profit:
Life Sciences                                             $ 30,833     $  40,500      $ 83,855     $109,111
Industrial                                                  32,897        32,399        91,446       73,572
                                                          --------     ---------      --------     --------
     Subtotal                                               63,730        72,899       175,301      182,683
Gain on sale of property                                      -               -           -           1,320
General corporate expenses                                 (12,137)      (14,765)      (44,068)     (42,565)
Interest expense, net                                       (4,343)       (3,860)      (12,840)     (10,896)
                                                          --------     ---------      --------     --------
Earnings before income taxes                              $ 47,250     $  54,274      $118,393     $130,542
-----------------------------------------------------------------------------------------------------------
Geographies (a):
(in thousands)

Sales to Unaffiliated Customers:
Western Hemisphere                                        $148,912     $ 150,156      $422,889     $406,471
Europe                                                     112,114       110,062       298,812      310,684
Asia                                                        60,031        57,831       182,204      162,715
                                                          --------     ---------      --------     --------
Total                                                     $321,057     $ 318,049      $903,905     $879,870
-----------------------------------------------------------------------------------------------------------

Operating Profit:
Western Hemisphere                                        $ 28,718     $  41,210      $ 86,762     $101,362
Europe                                                      23,085        23,864        55,762       64,237
Asia                                                        10,995        10,081        33,014       24,884
Eliminations                                                   932        (2,256)         (237)      (7,800)
                                                          --------     ---------      --------     --------
     Subtotal                                               63,730        72,899       175,301      182,683
Gain on sale of property                                      -             -                -        1,320
General corporate expenses                                 (12,137)      (14,765)      (44,068)     (42,565)
Interest expense, net                                       (4,343)       (3,860)      (12,840)     (10,896)
                                                          --------     ---------      --------     --------
Earnings before income taxes                              $ 47,250     $  54,274      $118,393     $130,542
-----------------------------------------------------------------------------------------------------------

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


NOTE 7 - OTHER MATTERS

   The Company bought back $10.7 million and $35.7 million of its common stock during the quarter and nine months ended April 28, 2001, respectively, leaving $159 million remaining under the current $200 million authorization program.

   The results of operations for the first quarter of fiscal 2000 include a $1.3 million gain on the sale of a property in the United Kingdom, which was included in Restructuring and other charges, net, in the fiscal 2000 Statement of Earnings.

   During the second quarter the Company made an additional investment of $4 million in V.I. Technologies, Inc. ("VITEX") in accordance with the terms of the agreements between the Company and VITEX. As of April 28, 2001, the Company's investment in VITEX amounts to $16 million, representing a 10.6% interest in VITEX common shares. The agreements contemplate that the Company will make milestone-driven equity payments to VITEX of up to another $10 million over the next three years at the then- current market price of VITEX common shares.

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

I.  Results of Operations

Review of Consolidated Results

Sales for the quarter and nine months of $321.1 million and $903.9 million, respectively, increased 1% and 2 1/2%, over the same period last year. Exchange rates, particularly the Euro and the Yen, reduced sales by $15.7 million, or 5%, and $49.6 million, or 6%, compared to last year's third quarter and nine months, respectively. Overall, pricing increased 1% in the quarter and year to date with a 1% year to date price decline in Medical being recovered by price increases in other parts of the business. For a detailed discussion of sales, refer to the paragraphs below under "Review of Market Segments and Geographies".

Cost of sales, as a percentage of sales, increased 2.2% to 47.3% in the quarter compared to last year's third quarter. A $3.6 million reserve for blood bank product inventories in Europe and the Western Hemisphere negatively impacted cost of sales in the quarter. Year to date, cost of sales, as a percentage of sales, increased .8% to 46.8%. This increase is attributable to the aforementioned reserve for blood bank product inventories and a charge of $1.8 million to accrue costs to update membrane filtration systems in the BioPharmaceutical market in the second quarter.

Selling, general and administrative expenses as a percentage of sales declined
 .6% during the quarter and increased slightly for the nine months. The decline in the quarter reflects the accrual of a $2.5 million property tax refund, partly offset by increased compensation and travel costs to support a larger sales group. The year to date increase reflects the loss on the sale of an investment in the second quarter as well as the effect of exchange rates on the comparison of expenses to sales. Because approximately half of SG&A expenses are incurred in the United States and about 55% of sales occur in foreign locations, the negative impact of exchange rates on sales also negatively impacted the comparison of expenses to sales.

R&D expenses increased to 4.6% of sales for the quarter and 4.7% for the nine month period as the Company continues to fund the development of pathogen inactivation technology with V.I. Technologies, Inc.

As part of its efforts to control costs and adapt to current business conditions, the Company plans on reducing its workforce by approximately 500 positions, or 5%. This action will be substantially completed in the fourth quarter and will result in a severance charge under $10 million. Estimated annual payroll related savings of $20 to $25 million are expected.

Due to the continued movement of manufacturing to lower tax jurisdictions such as Puerto Rico and Ireland, the geographic mix of the Company's taxable income has changed the Company's effective tax rate from 23%, the rate utilized in the first quarter and for fiscal 2000, to 22% for the three and nine months. Management believes that a rate of 22% will be sustained through the end of fiscal 2002.

Net earnings were $36.9 million, or 30 cents per share, in the quarter compared with $41.8 million, or 34 cents per share, in last year's third quarter. For the nine months, net earnings were $92.3 million, or 75 cents per share compared with $100.5 million, or 81 cents per share, last year. Excluding a one-time gain of $0.9 million (after pro forma tax effect), or one cent per share, on the sale of a property in the U.K. last year, earnings were 80 cents per share during the nine months of last year. Foreign exchange decreased earnings per share by an estimated 5 cents and 11 cents for the quarter and the nine months, respectively.

Based upon the results for the first nine months of this year as well as the continued expected downturn in the Microelectronics business in the fourth quarter, fiscal 2001 sales are expected to increase approximately 7% in local currency and foreign exchange is expected to reduce earnings per share by 16 to 18 cents per share compared to fiscal 2000. Earnings per share is expected to be in the range of $1.08-$1.13 for the year compared to $1.24 achieved in fiscal 2000, which is before restructuring and one-time charges, net.

Review of Market Segments and Geographies

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

Medical is further defined into two product lines: Blood and Critical Filtration, which includes Specialty Materials. The Industrial sub-segments are now Aerospace, Microelectronics and General Industrial, which includes the Food and Beverage product line. The prior year amounts have been reclassified to reflect this change and the discussion that follows is consistent with this presentation.

During the quarter, Life Sciences sales increased 8% in local currency; however, the reported increase was 3 1/2%, due to the weakness of the Yen, and more particularly the Euro. Similarly, Life Sciences sales were up 5 1/2% in local currency for the nine months, however, in reported amounts sales were flat.

In local currency, Medical sales increased 8 1/2% in the quarter and 4% for the nine months. The increase in Medical sales for the quarter reflects increases in both Blood Filter and Critical Filtration sales. For the nine months, increases in Blood Filter sales were partly offset by decreased Critical Filtration sales. Blood filter local currency sales, which increased 11% and 9 1/2% in the quarter and nine months, respectively, continue to reflect the shift in sales away from higher priced systems to sterile dockable filters, a trend we began to see in the fourth quarter of last fiscal year, as well as, a continued shift of sales from hospitals to blood centers. Local currency sales to hospitals were down
20 1/2% and 12% for the quarter and nine months, respectively. Sales to blood centers increased 32% and 21%, respectively, in the quarter and nine months. Overall, unit sales for the quarter and nine months increased by approximately 20% and 22%, respectively. Strong Western Hemisphere sales in both the quarter and nine months were partially offset by decreased sales in Europe reflecting the strong market in the United States as well as tough comparisons to last year as customers were stocking up in Europe. Critical Filtration local currency sales increased 4 1/2% for the quarter, however, declined 5% for the nine month period. The growth in Critical Filtration for the quarter was attributable to double digit growth in both Europe and Asia. The decline for the nine months is mainly attributable to decreased sales in the Western Hemisphere due to a reduction in sales to certain OEM Specialty Materials customers as well as revenue recognized in the second quarter of last year from an unfulfilled supply agreement.

BioPharmaceuticals sales grew 7% in local currency for both the quarter and the nine months. This was comprised of a 9 1/2% and 9% increase in Pharmaceuticals for the quarter and nine months, respectively. Sales in the Lab portion of the business declined 1/2% in the quarter and increased 1% for the nine months. Sales grew well in all geographies with the exception of the Western Hemisphere, which experienced a decline in the quarter.

Local currency sales in Industrial improved 4% and 11% for the quarter and nine months, respectively. In reported amounts, Industrial's sales declined 1% in the quarter and increased 5% for the nine month period.

The growth in Industrial was led by Aerospace in the quarter and by both Microelectronics and Aerospace for the nine month period. Microelectronics sales in local currency grew 3% and 32 1/2% for the quarter and nine months, respectively. All of the geographies had high double digit growth in

Microelectronics for the nine month period, however, as expected, growth slowed in the quarter given the difficult comparison to last year and the anticipated slowdown in the Microelectronics industry. The slowdown is now expected to result in a down fourth quarter reducing Microelectronics' full year local currency growth expectation to approximately 10%.

Aerospace sales in local currency increased 16 1/2% for both the quarter and the nine months led by Military sales in the quarter and Commercial Aerospace sales for the nine months. Military sales in local currency grew 23% and 8% for the quarter and nine months, respectively. Commercial Aerospace sales in local currency grew 12% and 23% for the quarter and nine months, respectively. Asia and the Western Hemisphere led sales growth in the quarter with 21% and 19 1/2% growth, respectively. For the nine months both the Western Hemisphere and Europe, which increased 13 1/2% and 26 1/2%, respectively, fueled sales growth.

In local currency, General Industrial was flat in the quarter and had 4% growth for the nine months. This reflects growth in Municipal Water of 64% for the quarter, largely offset by a decline in Power Generation of 41% as last year reflected a large sale to a power plant in Taiwan. For the nine months, growth in Municipal Water of 34% was partially offset by a decline in Power Generation of 22%.

Overall, operating profit was 19.9% for the quarter and 19.4% for the nine months compared with 22.9% in last year's third quarter and 20.8% for the nine months of last year. In Life Sciences, operating profit of 20.3% and 20.0% in the quarter and nine months, respectively, reduced from 27.6% and 26.2%, respectively, in the same periods last year. The reduced profit reflects start-up costs of new medical manufacturing facilities in Mexico and Italy, the blood products inventory provision made in the third quarter, costs to upgrade certain membrane filtration systems in the BioPharmaceutical market in the second quarter, increased R&D for the development of pathogen inactivation, price reductions of approximately 1% due to competitive conditions, as well as reduced high margin Specialty Materials sales in Critical Filtration.

Operating profit in Industrial increased to 19.4% from 18.9% in the third quarter and to 18.8% from 15.9% for the nine months. For the nine months, the principal driver of this increase was strong sales in Microelectronics. Growth in Aerospace coupled with improved Industrial systems margins contributed to the growth during the quarter and the nine months.

General corporate expenses declined 18% in the quarter, which reflects the accrual of a $2.5 million property tax refund. For the nine months, General corporate expenses increased 3 1/2%. This reflects increased compensation related costs, the loss on the sale of an investment in the second quarter and increased Corporate R&D expenditures partly offset by the benefit of the aforementioned tax refund.

By geography, Western Hemisphere sales were flat compared to last year's third quarter and increased 4% for the nine months, while operating profit declined to 19.3% from 27.4% in the quarter and to 20.5% from 24.9% in the nine months.

Contributing to the profit decline were the blood products inventory provision, R&D costs related to V.I. Technologies, Inc., costs for a new blood set manufacturing facility in Mexico, costs to upgrade certain membrane filtration systems in the BioPharmaceutical market in the second quarter, the loss of high margin Critical Filtration sales as well as price reductions in the blood filter product line.

Local currency sales for Europe increased 9% and 7 1/2% for the quarter and nine months, respectively. On a reported basis, sales increased 2% for the quarter and declined 4% for the nine months reflecting the impact of the weakened Euro. The effect of the weakened Euro decreased Europe's sales by $8 million and $35.3 million in the quarter and nine months, respectively. Operating profit in Europe of 20.6% and 18.7% declined from 21.7% and 20.7% in the quarter and the nine months, respectively, as a result of the weak Euro, the blood products inventory provision, as well as the costs to ramp up the blood systems plant bought in the third quarter of last year.

Asia's local currency sales increased 17% in the quarter. For the nine months, sales growth was 20 1/2%, driven by strong sales in Japan and Korea. A weakening of the Yen late last quarter caused the reported sales increases to be less than the local currency increase by $7.5 million, or 13% in the quarter and $13.9 million, or 8 1/2% in the nine months. Operating profit in Asia improved in the quarter to 18.3% from 17.4% last year and, in the nine months, to 18.1% from 15.3% last year due to strong sales volume, particularly in Microelectronics.

II. Liquidity and Capital Resources

The Company's balance sheet is affected by the spot exchange rates used at the end of the quarter for translating local currency amounts into U.S. dollars. In relation to the spot exchange rates at the end of last year, the Yen has weakened against the dollar, while the Euro was relatively flat.

Compared to the first nine months of last year, net cash provided by operating activities has decreased by approximately $39.4 million primarily due to changes in the components of working capital, principally related to inventory, deposits from customers for long term contracts and accounts receivable. The Company purchased approximately $10.7 million of treasury stock in the quarter and $35.6 million year to date leaving $159 million of the $200 million authorized by the Board of Directors last January. Partially offsetting the cash outlays to purchase stock were proceeds of $23.2 million from stock plans. Capital expenditures were $56.5 million during the first nine months, of which $16.5 million was spent in the third quarter. Depreciation and amortization expense was $17.7 million and $53.4 million in the quarter and nine months, respectively. In addition, the Company made a $4 million milestone investment in V.I. Technologies, Inc. coincident with the achievement of beginning Phase II FDA clinical trials during the second quarter. The Company expects Phase III FDA clinical trials to commence by the end of the calendar year, at which time the Company will make a milestone investment of $4 million.

During the first quarter, the Company completed a $100 million private placement of 7.83% unsecured senior notes due in 2010. In addition, the Company closed a $200 million unsecured senior revolving credit facility, of which $150 million expires in 2005 and $50 million renews annually. Borrowings under this facility bear interest at a floating rate based upon LIBOR. The agreements contain various covenants, including financial covenants pertaining to interest coverage, funded debt and minimum net worth. As a result of these transactions, uncommitted lines of credit amounting to $230 million were cancelled and the immediate credit availability of the Company increased $70 million. $170.2 million of then outstanding notes payable were immediately repaid with proceeds of these transactions. When operating the business day-to-day, including funding capital expenditures and buying back common stock, the Company's guideline is to keep net debt (debt, net of cash and cash equivalents) at 25% to 30% of total capitalization (net debt plus equity). Overall, net debt, which increased approximately $4.6 million from year-end, represents 27% of total capitalization consistent with year-end.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risks relate to adverse changes in foreign currency exchange rates and interest rates. The sensitivity analyses presented below assume simultaneous shifts in each respective rate and quantify the impact on the Company's earnings and cash flows. The changes used for the purpose of these analyses reflect the Company's view of changes that are reasonably possible over a one year period. Actual changes that differ from the changes used for these analyses could yield materially different results.

Foreign Currency

The Company's reporting currency is the U.S. dollar. Because the Company operates through subsidiaries or branches in over thirty countries around the world, its earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. dollar.

Most of the Company's products are manufactured in the U.S., including Puerto Rico, and the United Kingdom, and then sold into many countries. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. dollar to the British Pound ("the Pound"), the Japanese Yen ("the Yen") and the Euro, as well as, adverse changes in the relationship of the Pound to the Euro. Exposure exists when the functional currency of the buying subsidiaries weakens against the U.S. dollar or the Pound, thus causing an increase of the product cost to the buying subsidiary, which adversely affects the Company's consolidated gross margin and net income. A partial natural hedge exists for the movement of the European currencies against the U.S. dollar because of the significant level of manufacturing done in Europe. The deterioration of the Yen against the U.S. dollar has a greater proportional adverse effect on the Company's earnings because the majority of Japan's purchases are sourced from the U.S.

During fiscal 2000, the adverse change in the relationships of these exchange rates decreased net income by approximately 4 cents per share when compared with the exchange rates in effect during fiscal 1999. In fiscal year 2000, the Euro and the Pound depreciated by approximately 11% and 3 1/2%, respectively, against the U.S. dollar compared to the exchange rates in effect in fiscal 1999, while the Yen appreciated by approximately 14%. Additionally, the Euro depreciated against the Pound by approximately 8%.

During the nine months ended April 28, 2001, the Company continued to be exposed to risk related to the same primary currency relationships. When compared with the exchange rates in effect during the same period of fiscal 2000, earnings per share were negatively impacted by approximately 11 cents per share. For the nine months of 2001, compared to the same period of 2000, the Euro, Pound and Yen depreciated by approximately 11%, 10% and 7%, respectively, against the U.S. dollar. Additionally, the Euro depreciated by approximately 1 1/2% against the Pound.

The Company is also exposed to transaction risk from adverse changes in exchange rates. These short-term transaction exposures are primarily Yen denominated receivables held in the U.S. and Euro denominated receivables held in the United Kingdom. These short-term exposures to changing foreign currency exchange rates are managed by purchasing forward foreign exchange contracts ("forwards") to offset the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. In addition, the Company enters into foreign currency denominated loans to offset the earnings and cash flow impact of nonfunctional currency denominated receivables. The Company does not enter into forwards for trading purposes. At April 28, 2001, these exposures amounted to approximately $15 million and were offset by forwards with a notional principal amount of $19.4 million. If a hypothetical 10% simultaneous adverse change occurs in exchange rates, the effect to net earnings would be immaterial.

Interest Rates

The Company is exposed to changes in interest rates, primarily due to its financing and cash management activities, which include long and short-term debt as well as cash and certain short-term, highly liquid investments considered to be cash equivalents. When operating the business day-to-day, including funding capital expenditures and buying back common stock, the Company's guideline is to keep net debt (debt, net of cash and cash equivalents) at 25% to 30% of total capitalization (net debt plus equity). At April 28, 2001 and July 29, 2000, net debt was 27% of total capitalization.

The Company's debt portfolio is comprised of a combination of fixed rate and floating rate borrowings. The Company's primary interest rate exposure relates to potential near term decreases in earnings and cash flows due to increases in variable interest rates. The Company hedges these exposures by entering into "receive variable, pay fixed" interest rate swap agreements and also by natural hedges (such as keeping excess funds invested in interest bearing securities that earn interest at floating rates). The cash flows on the interest rate swaps typically mirror the cash flows of the underlying debt instruments and are therefore considered to be effective hedges. The Company does not enter into interest rate swaps for trading purposes. As of April 28, 2001, the Company had interest rate swaps with notional amounts of $62.3 million outstanding. The fair value of the Company's interest rate swaps at April 28, 2001 is immaterial.

For the year ended July 29, 2000, interest expense, net of interest income, was $14.1 million, of which $8.6 million was incurred on un-hedged variable rate net debt. A hypothetical 10% increase in market interest rates over the actual fiscal 2000 average rate would have had an immaterial impact to net interest expense and net earnings.

For the nine months ended April 28, 2001, interest expense, net of interest income, was $12.8 million, of which $3.8 million was incurred on un-hedged variable rate net debt. A hypothetical 10% increase in market interest rates over the nine months ended April 28, 2001 average rate would have had an immaterial impact to net interest expense and net earnings.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan ("Court") by the State of Michigan ("State") against Gelman Sciences Inc. ("Gelman") (a subsidiary acquired by the Company in February 1997) requesting reimbursement of costs the State had expended in investigating contamination near Gelman's Ann Arbor facility, which the State alleged was caused by Gelman's disposal of waste water from its manufacturing process. A Consent Judgement entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999) resolved that litigation. In February 2000 the State Assistant Attorney General filed a Motion to Enforce Consent Judgement in the Court seeking approximately $4.9 million in stipulated penalties for alleged violations of the Consent Judgement and additional injunctive relief. Gelman disputed these assertions. In July 2000 the Court continued to hold under "advisement" the matter of penalties, but held that Gelman was not in violation of the Consent Judgement. The Court issued a Remediation Enforcement Order requiring Gelman to complete the cleanup within 5 years under a Court approved plan. Gelman is now remediating the contamination pursuant to this plan. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

                 See the Index to Exhibits for a list of exhibits filed herewith.

    (b) Reports on Form 8-K.

                 The Company filed no reports on Form 8-K during the three months ended April 28, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         PALL CORPORATION

June 12, 2001                                            /s/ John Adamovich, Jr.
-----------------                                        -----------------------
     Date                                                John Adamovich, Jr.
                                                         Chief Financial Officer
                                                            and Treasurer

June 12, 2001                                            /s/ Lisa Kobarg
-----------------                                        -----------------------
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

4 * Credit Agreement dated as of August 30, 2000 by and among the Registrant and Fleet Bank, National Association as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and The Lenders Party Thereto, filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.

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

10.1 (a) Pall Corporation Management Stock Purchase Plan, as amended effective March 28, 2001.

10.2 (a) Employment Agreement made as of January 22, 2001 between the Registrant and Donald B. Stevens.




* Incorporated herein by reference.
(a) Management contract or compensatory plan or arrangement.