Form 10-K
period 2001-07-28
PALL CORP
filed 2001-10-26
CIK 75829

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 28, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,266,961,538, based on the closing price on September 27, 2001.

The number of common shares, $.10 par value outstanding of the registrant was 121,958,649 shares on September 27, 2001.

Total number of pages - 91                     Exhibit index located on page 18

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement for the 2001 annual meeting of shareholders, previously filed, (hereinafter referred to as the "Proxy Statement") are incorporated by reference into Part III.

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended July 28, 2001, filed as Exhibit 13 hereto, (hereinafter referred to as the "Annual Report to Shareholders") are incorporated by reference into Parts I, II and IV of this report.

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

    The Company serves customers in two principal markets: Life Sciences (formerly Health Care) and Industrial. The two principal markets are further divided into five sub-segments: Blood and Bio-Pharmaceuticals (which comprise the Life Sciences business) and General Industrial, Aerospace and Microelectronics (which comprise the Industrial business). Reference is made to pages 38 and 39 of the Annual Report to Shareholders.

    During the past five years, the Company has continued its development and sale of fluid clarification and separations products in a wide variety of markets.

(b) Financial information about market segment information.

    Reference is made to page 40 of the Annual Report to Shareholders.

(c) Narrative description of business.

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

    Life Sciences business:

       Blood:

    Includes sales of disposable blood filtration and cardiovascular filtration products primarily to blood centers and hospitals. For information about the Blood market, reference is made to the sections titled "Pall Life Sciences" on pages 1, 4 and 5 and the "Review of Market Segments and Geographies" on page 18 of the Annual Report to Shareholders.

         BioPharmaceuticals:

    The BioPharmaceuticals market includes sales of separation systems and disposable filters primarily to pharmaceutical, biotechnology and laboratory companies. For information about the BioPharmaceuticals market, reference is made to the section titled "Pall Life Sciences" on pages 1, 4 and 5 of the Annual Report to Shareholders.

    Sales in the Blood and BioPharmaceuticals markets are made through the Company's own personnel and through distributors. Backlog information is omitted, as it is not considered meaningful to an understanding of these portions of the Company's business.

    The Company feels that safety, efficacy, ease of use, technical support, as well as price, are the principal competitive factors in this business, although economy of use is important.

    The Company believes that its principal competitors in the Life Sciences markets include Millipore, Baxter, Sartorius, CUNO, Asahi Medical, Maco Pharma, Terumo and Fresenius.

Industrial business:

         General Industrial:

    Included in this diverse market are sales of filters, coalescers and separation systems for hydraulic, fuel and lubrication systems on manufacturing equipment across many industries as well as to producers of oil, gas, electricity, chemicals, food and beverages, municipal water and paper. For information about the General Industrial sub-market, reference is made to the section titled "Pall Industrial" on pages 1 and 4 of the Annual Report to Shareholders. Backlog at July 28, 2001 was approximately $60,142,000 and is equal to about two months of sales. The Company's sales to General Industrial customers are made through Company personnel, through distributors and manufacturers' representatives. The Company believes that product performance and quality, and service to the customer, as well as price, are the principal competitive factors in this market.

           Aerospace:

    The Aerospace market includes sales of filtration, fluid monitoring equipment and shipboard water/waste water filtration to the aerospace industry for use on commercial and military aircraft, ships and land-based vehicles. Commercial and Military sales represented 52% and 41%, respectively of total Aerospace sales. For information about the Aerospace market, reference is made to the section titled "Pall Industrial" on pages 1 and 4 and "Review of Market Segments and Geographies" on page 18 of the Annual Report to Shareholders. The Company's products are sold to customers in this sub-segment through its own personnel, and through distributors. Backlog at July 28, 2001 was approximately $73,202,000 and is equal to about six months sales. The Company believes that performance and quality of product and service, as well as price, are determinative in most sales.

         Microelectronics:

    Included in this market are sales of disposable filtration products to producers of semiconductors, computer terminals, fiber optics, disc drives, thin film rigid discs and photographic film. For information about the Microelectronics market, reference is made to the section titled "Pall Industrial" on pages 1 and 4 of the Annual Report to Shareholders. The Company's products are sold to customers in this segment through its own personnel, through distributors and manufacturers' representatives. Backlog at July 28, 2001 was approximately $10,487,000. The Company believes that performance and quality of product and service, as well as price, are determinative in most sales.

The principal competitors in the Industrial market are US Filter/Vivendi, CUNO, Mykrolis, Ronnigen-Petter, Fuji, Donaldson, Parker Hannifin, Hydac, Schroeder, Taisei and ESCO Technologies Inc.

For information about Pall proprietary products sold in all five of the above sub-segments, reference is made to pages 7-15 of the Annual Report to Shareholders.

         The following comments relate to the five sub-segments discussed above:

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



The following comments relate to the Company's business in general:

   (a) With limited exceptions, research activities conducted by the Company are company-sponsored. Such expenditures totaled $56,041,000 in 2001, $51,434,000 in 2000 and $56,490,000 in 1999.

   (b) There was no one customer to whom sales were made totaling 10% or more of consolidated sales in fiscal 2001, 2000 or 1999.

   (c) The Company is in substantial compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, compliance with environmental matters has not had a material effect upon the Company's capital expenditures or competitive position.

         The Company continues the cleanup of contaminated water at its Ann Arbor, Michigan facility that began in fiscal 1998. In February 2000, the state of Michigan filed a court motion seeking approximately $4,900,000 in penalties for alleged violations of a consent judgment entered into between Gelman Sciences Inc., a subsidiary of the Company, and the state concerning the cleanup. In July 2000, the court took the matter of penalties "under advisement" but held that Gelman was not in violation of the consent judgment. The court issued a remediation enforcement order requiring Gelman to complete the cleanup within five years under a court approved plan. Also in July 2000, the Company received funds aggregating approximately $5,000,000 from its insurance carrier as final settlement of its insurance obligation. These funds were added to the Company's reserve for estimated future environmental remediation costs and in the fourth quarter of 2001 the Company reviewed and increased this reserve by $8,200,000. The Company's balance sheet at July 28, 2001 reflects $18,200,000 of accruals related to environmental matters, mainly pertaining to the Ann Arbor site. In the opinion of management, the Company is in substantial compliance with applicable environmental laws. Because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments will not cause the Company to incur material environmental liabilities or costs. For a further description of the environmental issues see Item 3, Legal Proceedings.

   (d)   At July 28, 2001, the Company employed approximately 9,400 persons.


(d) Financial information about geographic areas.

     Reference is made to page 41 of the Annual Report to Shareholders.


ITEM 2.  PROPERTIES.
-------------------
Location                            Type                      Markets                       Size (square feet)
--------                            ----                      ---------                     -----------------
OWNED:

East Hills, NY                      Office, plant &           Executive Office, Head-
                                        warehouse             quarters & all markets             326,000
Pt. Washington, NY                  Office, laboratory
                                        & training center     Life Sciences, Industrial          215,000
Hauppauge, NY                       Plant, office             Life Sciences, Industrial           75,000
Cortland, NY                        Plants, office            Life Sciences, Industrial          338,000
Putnam, CT                          Plant                     Life Sciences, Industrial           62,000
Ft. Myers, FL                       Plant, office, warehouse  Industrial                         111,000
New Port Richey, FL                 Plant, office             Industrial                         166,000
Pensacola, FL                       Plant                     Life Sciences                       73,000
Covina, CA                          Plant, office &
                                        laboratory            Life Sciences                      176,000
Ann Arbor, MI                       Plant, office, warehouse  Life Sciences                      180,000
Fajardo, Puerto Rico                Plants, warehouse,
                                        laboratory            Life Sciences, Industrial          259,000
Ilfracombe, U.K.                    Plant & office            Life Sciences, Industrial          112,000
Newquay, U.K      .                 Plant & office            Life Sciences, Industrial          106,000
Portsmouth, U.K.                    Plant, office, warehouse,
                                        laboratory            Life Sciences, Industrial          248,000
Redruth, U.K.                       Plant, office, warehouse  Industrial                         163,000
Tipperary, Ireland                  Plant                     Life Sciences, Industrial          178,000
Ascoli, Italy                       Plant, office, warehouse  Life Sciences                       71,000
Frankfurt, Germany                  Office & warehouse        Life Sciences, Industrial           72,000
Oud Beijerland, Netherlands         Plant, office, warehouse  Industrial                          12,000
Paris, France                       Office & warehouse        Life Sciences, Industrial           65,000
Tsukuba, Japan                      Plant, laboratory &
                                        warehouse             Life Sciences, Industrial          119,000
Johannesburg, South Africa          Office & warehouse        Life Sciences, Industrial            7,000

LEASED:
Clearwater, FL                      Office                    Industrial                          23,000
Cortland, NY                        Warehouse                 Industrial                          20,000
Covina, CA                          Plant, warehouse          Life Sciences                       66,000
Exton, PA                           Office                    Industrial                          13,000
Toronto, Montreal, Canada           Office & warehouse        Life Sciences, Industrial           18,000
Frankfurt, Hamburg, Germany         Office & warehouse        Life Sciences, Industrial          100,000
Tijuana, Mexico                     Plant                     Life Sciences                       55,000
Milan, Italy                        Office & warehouses       Life Sciences, Industrial           54,000
Vienna, Austria                     Office & warehouse        Life Sciences, Industrial           10,000
Basel, Switzerland                  Office & warehouse        Life Sciences, Industrial           13,000
Madrid, Spain                       Office & warehouse        Life Sciences, Industrial           28,000
Brussels, Belgium                   Office & warehouse        Life Sciences, Industrial           12,000
Oslo, Norway                        Office & warehouse        Life Sciences, Industrial            6,000
Warsaw, Poland                      Office & warehouse        Life Sciences, Industrial            4,000
Buenos Aires, Argentina             Office                    Life Sciences, Industrial            3,000
Tokyo, Osaka, Nagoya, Japan         Offices                   Life Sciences, Industrial           39,000
Singapore                           Office & warehouse        Life Sciences, Industrial           15,000
Seoul, South Korea                  Office                    Life Sciences, Industrial            2,000
Beijing, China                      Plant, office, warehouse  Life Sciences, Industrial          137,000
Melbourne, Sydney
& Perth, Australia                  Office & warehouse        Life Sciences, Industrial           33,000
Auckland, New Zealand               Office & warehouse        Life Sciences, Industrial            6,000


In the opinion of management, these premises are suitable and adequate to meet the Company's requirements.

ITEM 3. LEGAL PROCEEDINGS.

In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan ("Court") by the State of Michigan ("State") against Gelman Sciences Inc. ("Gelman")(a subsidiary acquired by the Company in February 1997) requesting reimbursement of costs the State had expended in investigating contamination near Gelman's Ann Arbor facility, which the State alleged was caused by Gelman's disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgement in the Court seeking approximately $4,900,000 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. In July 2000, the Court took the matter of penalties "under advisement" and held that Gelman was not in violation of the Consent Judgement. The Court issued a Remediation Enforcement Order requiring Gelman to complete the cleanup within five years under a Court approved plan. Also during the fourth quarter of 2000, the Company received funds aggregating approximately $5,000,000 from its insurance carrier as final settlement of its insurance obligations for the Gelman remediation. These funds were added to the reserve for environmental matters, principally to cover revised estimates for the future costs of remediation and ongoing legal expenses. In the fourth quarter of 2001 the Company recorded a charge of $8,200,000 for future environmental remediation costs. The reserve of nearly $18,200,000 of accruals reflected in the Company's balance sheet at July 28, 2001 relates mainly to the aforementioned proceedings. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate.

Reference is also made to Contingencies and Commitments on page 37 of the Annual Report to Shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal year 2001.

                  PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

Reference is made to the section titled "Common Stock Prices and Cash Dividends" on page 42 of the Annual Report to Shareholders.



ITEM 6. SELECTED FINANCIAL DATA.

Reference is made to page 43 of the Annual Report to Shareholders.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to pages 17-21 of the Annual Report to Shareholders.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Reference is made to pages 21 and 22 of the Annual Report to Shareholders.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to pages 23-42 of the Annual Report to Shareholders.


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

(b) Identification of executive officers:



                                                                                          Year in which
                                                                                            Service as
                                   Age at                                                   Officer of
                                   Oct. 16                                                  Pall Corp.
Name                               2001           Position Held                               Began
----                               ----           -------------                             --------
Eric Krasnoff*                     49             Chairman and Chief
                                                       Executive Officer                      1986
Jeremy Hayward-Surry*              58             President                                   1989
Donald B. Stevens                  56             Executive Vice President                    1996
Marcus Wilson                      46             Executive Vice President                    1998
John Adamovich, Jr.                48             Group Vice President and Treasurer,
                                                       Chief Financial Officer                1998
Paul Kohn                          55             Group Vice President                        1996
Samuel T. Wortham                  54             Group Vice President                        1990
Steven Chisolm                     43             Senior Vice President                       1998
Charles Grimm                      61             Senior Vice President                       1998
Heinz Ulrich Hensgen               49             Senior Vice President                       2000
Neil MacDonald                     51             Senior Vice President                       2000
John Miller                        56             Senior Vice President                       2000
Riichi Inoue                       53             Senior Vice President                       2001


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

ITEM 11.  EXECUTIVE COMPENSATION.

Reference is made to "Compensation and Other Benefits of Senior Management" beginning on page 7 of the Proxy Statement.



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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a.       Documents filed as part of the Form 10-K:

(1) The following financial statements are incorporated by reference to the indicated pages of the 2001 Annual Report to Shareholders, filed as Exhibit 13 hereto.


                                                                                        Page Number in
                                                                                        Annual Report
                                                                                        ---------------
         Independent Auditors' Report                                                        23
         Consolidated Statements of Earnings - years ended
             July 28, 2001, July 29, 2000 and July 31, 1999                                  23
         Consolidated Balance Sheets - July 28, 2001
            and  July 29, 2000                                                               24
         Consolidated Statements of Stockholders' Equity -
            years ended July 28, 2001, July 29, 2000 and July 31, 1999                       25
         Consolidated Statements of Cash Flows - years ended
             July 28, 2001, July 29, 2000 and July 31, 1999                                  26
         Notes to Consolidated Financial Statements                                          27-42


(2)      Financial Statement Schedule

         The following schedules are filed herewith:                                     Page Number in
                                                                                             Form 10-K
                                                                                         ---------------
         Report of Independent Auditors on Financial Statement Schedule                      15
         Schedule II -  Valuation and Qualifying Accounts                                    16


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or in the notes thereto.

                  (3) Exhibits filed herewith:


 Exhibit
 Number             Description of Exhibit
-------------------------------------------------------------------------------

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

4* Credit Agreement dated as of August 30, 2000 by and among the Registrant and, Fleet Bank, National Association as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and The Lenders Party Thereto, filed as
            Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.

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

10.4*(a) Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 1, 1992 (the "1992 10-K").

10.5*(a) Amendment dated July 19, 1993 to Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as Exhibit
            10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (the "1993 10-K").


* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 Exhibit
 Number             Description of Exhibit
-------------------------------------------------------------------------------

10.6*(a) Second Amendment dated August 1, 1995 to Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as
            Exhibit 10.16 to the Registrants Annual Report on Form 10-K for the fiscal year ended August 3, 1996 (the "1996 10-K").

10.7*(a) Third Amendment dated August 1, 1998 to Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as
            Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 1, 1998 (the "1998 10-K").

10.8*(a) Employment Agreement dated January 22, 2001 between the Registrant and Donald B. Stevens, filed as Exhibit 10.2 (a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001.

10.9*(a) Employment Agreement dated August 5, 1996 between the Registrant and Paul Kohn, filed as Exhibit 10.25 to the 1996 10-K.

10.10*(a)   First Amendment dated August 1, 1998 to Employment Agreement dated
            August 5, 1996 between the Registrant and Paul Kohn, filed as
            Exhibit 10.26 to the 1998 10-K.

10.11*(a)   Employment Agreement made as of January 5, 1998 between the
            Registrant and John Adamovich, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 1997.

10.12*(a)   Employment Agreement made as of January 12, 1998 between the
            Registrant and Steven Chisolm, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998.

10.13*(a)   First Amendment dated August 1, 1998 to Employment Agreement dated
            January 12, 1998 between the Registrant and Steven Chisolm, filed as
            Exhibit 10.29 to the 1998 10-K.

10.14*(a)   Employment Agreement made as of August 1, 1998 between the
            Registrant and Charles R. Grimm, filed as Exhibit 10.30 to the 1998
            10-K.

10.15*(a)   Service Agreement dated August 1, 1998 between Pall Europe Limited and Marcus Albert Wilson, filed as Exhibit 10.31 to the 1998 10-K.


10.16*(a)   Employment Agreement made as of February 1, 1992 between the
            Registrant and John Miller, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000.



* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                              13
 Exhibit
 Number             Description of Exhibit
-------------------------------------------------------------------------------

10.17*(a)   Amendment dated July 19, 1993 to Employment Agreement dated February
            1, 1992 between the Registrant and John D. Miller, filed as Exhibit
            10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000.

10.18*(a)   Employment Agreement made as of June 7, 2000 between Pall Europe
            Limited and Neil MacDonald, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000.

10.19 (a)   Service Contract dated February 26, 2001 between Pall Deutschland
            GmbH Holding and Heinz Ulrich Hensgen.

10.20*(a)   Pall Corporation Supplementary Profit Sharing Plan as amended and restated February 15, 1995, filed as Exhibit 10.26 to the 1996 10-K.

10.21*(a)   Pall Corporation Supplementary Pension Plan (As amended effective
            October 6, 1997), filed as Exhibit 10.25 to the 1997 10-K.

10.22*(a)   Pall Corporation Profit Sharing Plan, as amended and restated as of
            January 1, 1997, filed as Exhibit 10.26 to the 1997 10-K.

10.23*(a)   Pall Corporation 1988 Stock Option Plan, as amended through October
            8, 1991, filed as Exhibit 10.32 to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended August 3, 1991.

10.24*(a)   Pall Corporation 1991 Stock Option Plan, as amended effective
            November 19, 1998, filed as Exhibit 10.1 to the Registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended October
            31, 1998.

10.25*(a)   Pall Corporation 1993 Stock Option Plan, as amended effective
            November 19, 1998, filed as Exhibit 10.2 to the Registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended October
            31, 1998.

10.26*(a)   Pall Corporation 1995 Employee Stock Option Plan, as amended effective November 19, 1998, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.27*(a)   Pall Corporation 1998 Employee Stock Option Plan as amended effective July 12, 2000, filed as Exhibit 99 to the Registrant's
            Registration Statement on Form S-8 (Registration No.333-51090).

10.28*(a)   Pall Corporation Stock Option Plan for Non-Employee Directors, as
            amended effective November 19, 1998, filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 Exhibit
 Number             Description of Exhibit
-------------------------------------------------------------------------------

10.29*(a)   Pall Corporation Management Stock Purchase Plan, as amended effective March 28, 2001, filed as Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001.

10.30*(a)   Principal Rules of the Pall Supplementary Pension Scheme, filed as
            Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1995.

10.31*(a)   Pall Deutschland GmbH Holding, Concept Of An Additional Pension Plan
            For Senior Executives, filed as Exhibit 10.35 to the 1996 10-K.

13      Annual Report to Shareholders for the year ended July 28, 2001.

21      Subsidiaries of Pall Corporation.

23      Consent of Independent Auditors.



* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.



b. Reports on Form 8-K:

   The Registrant filed no reports on Form 8-K during its fourth fiscal quarter ended July 28, 2001.

KPMG LETTERHEAD



                    Independent Auditors' Report on Schedule


The Board of Directors
Pall Corporation:


Under date of August 29, 2001, we reported on the consolidated balance sheets of Pall Corporation and subsidiaries as of July 28, 2001 and July 29, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended July 28, 2001, as contained in the Company's fiscal 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's annual report on Form 10-K for fiscal year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                          /s/ KPMG LLP
                                                          ------------
                                                              KPMG LLP

Melville, New York
August 29, 2001

                                                                  SCHEDULE II

                        PALL CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   YEARS ENDED
                                 JULY 28, 2001,
                                JULY 29, 2000 AND
                                  JULY 31, 1999
                                 (in thousands)




                                                        Balance at         Charged to                               Balance
                                                         Beginning          Costs and         Write-offs             at End
Description                                                of Year           Expenses                               of Year
--------------------------------------------------      ----------         ------------       -----------         ----------
Allowance for doubtful accounts:

Year ended July 28, 2001                                   $ 7,832              2,491              3,126            $ 7,197

Year ended July 29, 2000                                   $ 6,623              2,468              1,259            $ 7,832

Year ended July 31, 1999                                   $ 5,879              1,891              1,147            $ 6,623


Reserve for inventory obsolescence:

Year ended July 28, 2001                                   $14,043              5,032              2,770            $16,305

Year ended July 29, 2000                                   $13,317              6,766  (a)         6,040            $14,043

Year ended July 31, 1999                                   $ 8,382             27,890  (b)        22,955            $13,317


(a) Includes $3,421 related to the restructuring and other charges
(b) Includes $24,738 related to the restructuring and other charges

                                                                              17
                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Pall Corporation

October 26, 2001                             By:  /s/ Jeremy Hayward-Surry
                                                  ------------------------
                                                  Jeremy Hayward-Surry
                                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Eric Krasnoff                           Chairman of the Board and           October 26, 2001
-----------------                           Chief Executive Officer
     Eric Krasnoff

 /s/ Jeremy Hayward-Surry                   President and Director              October 26, 2001
-------------------------
      Jeremy Hayward-Surry

/s/ John Adamovich, Jr.                     Chief Financial Officer             October 26, 2001
---------------------------                 and Treasurer
     John Adamovich, Jr.

 /s/ Lisa Kobarg                            Chief Corporate                     October 26, 2001
---------------------------                 Accountant
     Lisa Kobarg

 /s/ Abraham Appel                          Director                            October 26, 2001
------------------
     Abraham Appel

/s/ Daniel J. Carroll, Jr.                  Director                            October 26, 2001
--------------------------
     Daniel J. Carroll, Jr.

/s/ John H. F. Haskell, Jr.                 Director                            October 26, 2001
---------------------------
     John H. F. Haskell, Jr.

/s/ Ulric S. Haynes, Jr.                    Director                            October 26, 2001
---------------------------
     Ulric S. Haynes, Jr.

/s/ Edwin W. Martin                         Director                            October 26, 2001
-------------------
     Edwin W. Martin

/s/ Katharine L. Plourde                    Director                            October 26, 2001
------------------------
     Katharine L. Plourde

/s/ Heywood Shelley                         Director                            October 26, 2001
---------------------------
      Heywood Shelley

/s/ Alan B. Slifka                          Director                            October 26, 2001
------------------
     Alan B. Slifka

/s/ Edward L. Snyder                        Director                            October 26, 2001
---------------------------
     Edward L. Snyder

 /s/ James D. Watson                        Director                            October 26, 2001
--------------------
     James D. Watson


EXHIBIT INDEX

Exhibit
 Number             Description of Exhibit
-------------------------------------------------------------------------------

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

4* Credit Agreement dated as of August 30, 2000 by and among the Registrant and, Fleet Bank, National Association as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and The Lenders Party Thereto, filed as
            Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.

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

10.4*(a) Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 1, 1992 (the "1992 10-K").

10.5*(a) Amendment dated July 19, 1993 to Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as Exhibit
            10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (the "1993 10-K").


* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 Exhibit
 Number             Description of Exhibit
-------------------------------------------------------------------------------


10.6*(a) Second Amendment dated August 1, 1995 to Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as
            Exhibit 10.16 to the Registrants Annual Report on Form 10-K for the fiscal year ended August 3, 1996 (the "1996 10-K").

10.7*(a) Third Amendment dated August 1, 1998 to Employment Agreement dated February 1, 1992 between the Registrant and Samuel Wortham, filed as
            Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 1, 1998 (the "1998 10-K").

10.8*(a) Employment Agreement dated January 22, 2001 between the Registrant and Donald B. Stevens, filed as Exhibit 10.2 (a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001.

10.9*(a) Employment Agreement dated August 5, 1996 between the Registrant and Paul Kohn, filed as Exhibit 10.25 to the 1996 10-K.

10.10*(a)   First Amendment dated August 1, 1998 to Employment Agreement dated
            August 5, 1996 between the Registrant and Paul Kohn, filed as
            Exhibit 10.26 to the 1998 10-K.

10.11*(a)   Employment Agreement made as of January 5, 1998 between the
            Registrant and John Adamovich, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 1997.

10.12*(a)   Employment Agreement made as of January 12, 1998 between the
            Registrant and Steven Chisolm, filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998.

10.13*(a)   First Amendment dated August 1, 1998 to Employment Agreement dated
            January 12, 1998 between the Registrant and Steven Chisolm, filed as
            Exhibit 10.29 to the 1998 10-K.

10.14*(a)   Employment Agreement made as of August 1, 1998 between the
            Registrant and Charles R. Grimm, filed as Exhibit 10.30 to the 1998
            10-K.

10.15*(a)   Service Agreement dated August 1, 1998 between Pall Europe Limited and Marcus Albert Wilson, filed as Exhibit 10.31 to the 1998 10-K.


10.16*(a)   Employment Agreement made as of February 1, 1992 between the
            Registrant and John Miller, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000.


* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 Exhibit
 Number             Description of Exhibit
-------------------------------------------------------------------------------

10.17*(a)   Amendment dated July 19, 1993 to Employment Agreement dated February
            1, 1992 between the Registrant and John D. Miller, filed as Exhibit
            10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000.

10.18*(a)   Employment Agreement made as of June 7, 2000 between Pall Europe
            Limited and Neil MacDonald, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2000.

10.19 (a)   Service Contract dated February 26, 2001 between Pall Deutschland
            GmbH Holding and Heinz Ulrich Hensgen.

10.20*(a)   Pall Corporation Supplementary Profit Sharing Plan as amended and restated February 15, 1995, filed as Exhibit 10.26 to the 1996 10-K.

10.21*(a)   Pall Corporation Supplementary Pension Plan (As amended effective
            October 6, 1997), filed as Exhibit 10.25 to the 1997 10-K.

10.22*(a)   Pall Corporation Profit Sharing Plan, as amended and restated as of
            January 1, 1997, filed as Exhibit 10.26 to the 1997 10-K.

10.23*(a)   Pall Corporation 1988 Stock Option Plan, as amended through October
            8, 1991, filed as Exhibit 10.32 to the Registrant's Annual Report on
            Form 10-K for the fiscal year ended August 3, 1991.

10.24*(a)   Pall Corporation 1991 Stock Option Plan, as amended effective
            November 19, 1998, filed as Exhibit 10.1 to the Registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended October
            31, 1998.

10.25*(a)   Pall Corporation 1993 Stock Option Plan, as amended effective
            November 19, 1998, filed as Exhibit 10.2 to the Registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended October
            31, 1998.

10.26*(a)   Pall Corporation 1995 Employee Stock Option Plan, as amended effective November 19, 1998, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.27*(a)   Pall Corporation 1998 Employee Stock Option Plan as amended effective July 12, 2000, filed as Exhibit 99 to the Registrant's
            Registration Statement on Form S-8 (Registration No.333-51090).

10.28*(a)   Pall Corporation Stock Option Plan for Non-Employee Directors, as
            amended effective November 19, 1998, filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.



* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 Exhibit
 Number             Description of Exhibit
-------------------------------------------------------------------------------

10.29*(a)   Pall Corporation Management Stock Purchase Plan, as amended effective March 28, 2001, filed as Exhibit 10.1(a) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2001.

10.30*(a)   Principal Rules of the Pall Supplementary Pension Scheme, filed as
            Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1995.

10.31*(a)   Pall Deutschland GmbH Holding, Concept Of An Additional Pension Plan
            For Senior Executives, filed as Exhibit 10.35 to the 1996 10-K.

13      Annual Report to Shareholders for the year ended July 28, 2001.

21      Subsidiaries of Pall Corporation.

23      Consent of Independent Auditors.




* Incorporated herein by reference.

(a) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.