Form 10-Q
period 2001-10-27
PALL CORP
filed 2001-12-11
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 27, 2001

Commission File No. 1-4311



                                PALL CORPORATION



Incorporated in New York State       I.R.S. Employer Identification # 11-1541330


                 2200 Northern Boulevard, East Hills, N.Y. 11548
                         Telephone Number (516) 484-5400



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  [X]   No  [ ]


At December 6, 2001, 122,142,304 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q


COVER SHEET                                                                   1

INDEX TO FORM 10-Q                                                            2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

             Condensed consolidated balance sheets - October  27, 2001
                and July 28, 2001                                             3

             Condensed consolidated statements of earnings -
                three months ended October 27, 2001 and October 28, 2000      4

             Condensed consolidated statements of cash flows -
                three months ended October 27, 2001 and October 28, 2000      5

             Notes to condensed consolidated financial statements             6

   Item 2. Management's discussion and analysis of financial condition and
                     results of operations                                   11


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                 16

   Item 6. Exhibits and reports on Form 8-K                                  16


SIGNATURES                                                                   17

EXHIBIT INDEX                                                                18

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     (in thousands)
                                                                October 27,     July 28,
                                                                   2001           2001
                                                                -----------    -----------
                 ASSETS
Current Assets:
   Cash and cash equivalents                                    $    51,719    $    54,927
   Short-term investments                                            75,200        146,600
   Accounts receivable, net of allowances
     for doubtful accounts of $7,588
     and $7,197, respectively                                       304,714        309,171
   Inventories                                                      213,648        209,499
   Other current assets                                              58,659         58,791
                                                                -----------    -----------
                 Total Current Assets                               703,940        778,988

Property, plant and equipment, net of
   accumulated depreciation of $488,081
   and $477,232, respectively                                       506,799        503,016
Goodwill, net                                                        54,131         54,044
Intangible assets, net of accumulated amortization of
   $25,717 and $24,606, respectively                                 36,437         37,009
Other assets                                                        178,328        175,453
                                                                -----------    -----------
                 Total Assets                                   $ 1,479,635    $ 1,548,510
                                                                ===========    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to banks                                       $    43,108    $    57,089
   Accounts payable and
       other current liabilities                                    187,893        203,647
   Income taxes                                                      22,213         27,531
   Current portion of long-term debt                                 31,485         25,582
                                                                -----------    -----------
                 Total Current Liabilities                          284,699        313,849

Long-term debt, less current portion                                329,001        359,094
Deferred taxes and other
      non-current liabilities                                       104,429        105,525
                                                                -----------    -----------
                 Total Liabilities                                  718,129        778,468
                                                                -----------    -----------
Stockholders' Equity:
   Common stock, $.10 par value                                      12,796         12,796
   Capital in excess of par value                                   109,838        108,164
   Retained earnings                                                823,564        825,247
   Treasury stock, at cost                                         (128,616)      (120,431)
   Stock option loans                                                (4,211)        (4,635)
   Accumulated other comprehensive loss:
        Foreign currency translation adjustment                     (48,100)       (49,947)
        Minimum pension liability                                    (1,754)        (1,799)
        Unrealized investment (losses) gains                           (325)         1,704
        Unrealized losses on derivatives                             (1,686)        (1,057)
                                                                -----------    -----------
                                                                    (51,865)       (51,099)

                 Total Stockholders' Equity                         761,506        770,042
                                                                -----------    -----------
                 Total Liabilities and
                    Stockholders' Equity                        $ 1,479,635    $ 1,548,510
                                                                ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                  (in thousands,
                                                              except per share data)

                                                                Three Months Ended
                                                            -------------------------
                                                            Oct. 27,         Oct. 28,
                                                              2001             2000
                                                            --------         --------
Net sales                                                   $274,119         $278,151
                                                            --------         --------
Costs and expenses:
   Cost of sales                                             135,070          129,757
   Selling, general and
       administrative expenses                                98,074           97,842
   Research and development                                   12,847           13,104
   Interest expense, net                                       3,263            4,227
                                                            --------         --------
Total costs and expenses                                     249,254          244,930
                                                            --------         --------
Earnings before income taxes                                  24,865           33,221
Income taxes                                                   5,473            7,641
                                                            --------         --------
Net earnings                                                $ 19,392         $ 25,580
                                                            ========         ========
Earnings per share:
      Basic                                                 $   0.16         $   0.21
      Diluted                                               $   0.16         $   0.21

Dividends declared per share                                $  0.170         $  0.165

Average number of shares
   outstanding:
      Basic                                                  122,190          122,937
      Diluted                                                123,486          123,843

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               (in thousands)
                                                             Three Months Ended
                                                        ----------------------------
                                                          Oct. 27,        Oct. 28,
                                                            2001            2000
                                                        ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES, NET OF
         EFFECT OF ACQUISITIONS                         $     16,614    $     38,581
                                                        ------------    ------------
INVESTING ACTIVITIES:
  Capital expenditures                                       (19,374)        (18,868)
  Disposals of fixed assets                                      595           1,499
  Short-term investments                                      71,400         (16,600)
  Benefits protection trust                                       --          (3,947)
  Acquisitions of businesses, net of cash acquired                --          (1,426)
                                                        ------------    ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              52,621         (39,342)
                                                        ------------    ------------
FINANCING ACTIVITIES:
  Notes payable                                              (14,786)       (166,530)
  Long-term borrowings                                         1,497         212,803
  Payments on long-term debt                                 (31,711)        (26,714)
  Net proceeds from stock plans                                3,193           4,187
  Purchase of treasury stock                                 (10,000)        (14,977)
  Dividends paid                                             (20,808)        (20,358)
                                                        ------------    ------------
NET CASH USED BY FINANCING ACTIVITIES                        (72,615)        (11,589)
                                                        ------------    ------------
CASH FLOW FOR PERIOD                                          (3,380)        (12,350)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                54,927          81,008

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          172          (1,847)
                                                        ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $     51,719    $     66,811
                                                        ============    ============

Supplemental disclosures:
   Interest paid                                        $      7,511    $      4,400
   Income taxes paid (net of refunds)                         11,103          15,571

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                                             -6-
                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods presented herein. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company's Annual Report on Form 10-K for the fiscal year ended July 28, 2001.


NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:

                                                       Oct. 27,           July 28,
                                                         2001               2001
                                                     ------------       ------------
Raw materials and components                         $     77,147       $     78,487
Work-in-process                                            29,002             22,104
Finished goods                                            107,499            108,908
                                                     ------------       ------------
Total inventory                                      $    213,648       $    209,499
                                                     ============       ============


NOTE 3 - NEW ACCOUNTING STANDARDS

In fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10 Accounting for Shipping and Handling Fees. Accordingly, the Company reclassified freight costs incurred to deliver products to customers, which were historically included in "Selling, general and administrative expenses" to "Cost of sales". The amount of freight cost reclassified to cost of sales approximated $1,767 for the quarter ended October 28, 2000.

Effective July 29, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred.

Upon the adoption of SFAS No. 142, the Company reassessed the useful lives of its intangible assets to make any necessary amortization period adjustments. No adjustments resulted from this assessment. The Company's intangible assets, which are comprised almost entirely of patents, are subject to amortization. Amortization expense for these intangible assets for the three months ended October 27, 2001 and October 28, 2000 was $1,194 and $1,062, respectively. Amortization expense is estimated to be $3,588 for the remainder of fiscal 2002, $4,709 in 2003, $4,700 in 2004, $3,728 in 2005 and $3,240 in 2006.

The statement provides a six-month transitional period from the date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. The assessment requires the comparison of the fair value of each of the Company's operating segments, or a component thereof, to the carrying value of its respective net assets, including allocated goodwill. If the fair value is below the carrying value, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year.

As stated in the Segment Information and Geographies footnote in the Company's fiscal 2001 Annual Report, certain assets are shared amongst the operating segments and are, therefore, not specifically identifiable to them. As such, balance sheets, which are maintained and managed on a geographic basis, are not maintained for the Company's operating segments. Likewise, and as also noted in the aforementioned footnote, certain of the Company's assets and liabilities, though they may directly or indirectly relate to a segment, such as goodwill, are managed at the Corporate level and are not allocated to the segments.

Because of the extensive effort needed to complete the impairment indication assessment, including the creation of estimated segment balance sheets solely for the purpose of carrying out the impairment tests required by SFAS No. 142, the Company has not yet completed this assessment. However, as there have been no events or circumstances that would indicate that there is any impairment, management believes that this assessment will indicate no impairment of goodwill exists.

The following table presents goodwill, net of accumulated amortization prior to the adoption of SFAS No. 142, allocated by reportable segment solely for purposes of SFAS No. 142 disclosure as of October 27, 2001 and July 28, 2001:


                                                    Oct. 27,             July 28,
                                                      2001                 2001
                                                    -------              -------
Blood                                               $18,465              $18,349
BioPharmaceutical                                    15,321               15,302
                                                    -------              -------
Life Sciences                                        33,786               33,651
                                                    -------              -------

General Industrial                                   14,183               14,234
Aerospace                                             6,033                6,032
Microelectronics                                        129                  127
                                                    -------              -------
Industrial                                           20,345               20,393
                                                    -------              -------

Total                                               $54,131              $54,044
                                                    -------              -------


There was no goodwill acquired or disposed of during the first quarter of 2001. The change in the carrying amount of goodwill is entirely attributable to the translation of goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.

Pro forma net earnings and earnings per share for the quarter ended October 28, 2000, adjusted to exclude goodwill amortization expense (net of taxes), is as follows.

                                                                Basic           Diluted
                                                               earnings        earnings
                                                               per share       per share
Reported net earnings                          $     25,580   $       0.21    $       0.21
Goodwill amortization, net of tax                       695             --              --
                                               ------------   ----------------------------
Pro forma net earnings                         $     26,275   $       0.21    $       0.21
                                               ============   ============================

                                                                             -8-
NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

During the three months ended October 28, 2000, the Company completed a $100 million private placement of 7.83% unsecured senior notes due in 2010. In addition, the Company closed a $200 million unsecured senior revolving credit facility, of which $150 million expires in 2005 and $50 million renews annually. Borrowings under this facility bear interest at a floating rate based upon LIBOR. The agreements contain various covenants, including financial covenants pertaining to interest coverage, funded debt and minimum net worth. As a result of these transactions, uncommitted lines of credit amounting to $230 million were cancelled and the immediate credit availability of the Company increased $70 million. Such proceeds are reflected in the consolidated statement of cash flows during the first quarter of fiscal 2001.


NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income was comprised of the following for the three months ended October 27, 2001 and October 28, 2000:


                                                        Oct. 27,       Oct. 28,
                                                          2001           2000
                                                        --------       --------
Net income                                              $ 19,392       $ 25,580
                                                        --------       --------

Foreign currency translation adjustment                    1,589        (13,260)
Income taxes                                                 258           (436)
                                                        --------       --------
Foreign currency translation adjustment, net               1,847        (13,696)
                                                        --------       --------

Minimum pension liability adjustment                         (14)           193
Income taxes                                                  59            (77)
                                                        --------       --------
Minimum pension liability adjustment, net                     45            116
                                                        --------       --------

Unrealized investment losses                              (3,120)        (1,685)
Income taxes                                               1,091            589
                                                        --------       --------
Unrealized investment losses, net                         (2,029)        (1,096)
                                                        --------       --------

Unrealized (losses) gains on derivatives                    (967)           148
Income taxes                                                 338            (52)
                                                        --------       --------
Unrealized (losses) gains on derivatives, net               (629)            96
                                                        --------       --------

Total comprehensive income                              $ 18,626       $ 11,000
                                                        ========       ========

NOTE 6 - SEGMENT INFORMATION AND GEOGRAPHIES

Market Segment Information:                             Three  Months Ended
                                                    Oct. 27,           Oct. 28,
                                                      2001               2000
--------------------------------------------------------------------------------
Sales to Unaffiliated Customers:
Blood                                              $  52,273          $  52,084
BioPharmaceuticals                                    79,691             74,315
                                                   ---------          ---------
Total Life Sciences                                  131,964            126,399
                                                   ---------          ---------

General Industrial                                    79,957             73,755
Aerospace                                             37,644             36,511
Microelectronics                                      24,554             41,486
                                                   ---------          ---------
Total Industrial                                     142,155            151,752
                                                   ---------          ---------

Total                                              $ 274,119          $ 278,151
--------------------------------------------------------------------------------

Operating Profit:
Blood                                              $   4,037          $  11,955
BioPharmaceuticals                                    17,480             14,038
                                                   ---------          ---------
Total Life Sciences                                   21,517             25,993
                                                   ---------          ---------

General Industrial                                    10,464             12,884
Aerospace                                             11,465              9,668
Microelectronics                                          30              4,747
                                                   ---------          ---------
Total Industrial                                      21,959             27,299
                                                   ---------          ---------
     Subtotal                                         43,476             53,292
General corporate expenses                           (15,348)           (15,844)
Interest expense, net                                 (3,263)            (4,227)
                                                   ---------          ---------
Earnings before income taxes                       $  24,865          $  33,221
--------------------------------------------------------------------------------

Geographies (a):

Sales to Unaffiliated Customers:
Western Hemisphere                                 $ 125,692          $ 132,545
Europe                                                94,736             88,533
Asia                                                  53,691             57,073
                                                   ---------          ---------
Total                                              $ 274,119          $ 278,151
--------------------------------------------------------------------------------

Intercompany Sales between
       Geographic Areas:
Western Hemisphere                                 $  28,055          $  29,393
Europe                                                12,080             12,127
Asia                                                     401              1,426
                                                   ---------          ---------
Total                                              $  40,536          $  42,946
--------------------------------------------------------------------------------

Total Sales:
Western Hemisphere                                 $ 153,747          $ 161,938
Europe                                               106,816            100,660
Asia                                                  54,092             58,499
Eliminations                                         (40,536)           (42,946)
                                                   ---------          ---------
Total                                              $ 274,119          $ 278,151
--------------------------------------------------------------------------------

Operating Profit:
Western Hemisphere                                 $  18,235          $  30,323
Europe                                                15,486             15,327
Asia                                                   8,804             10,109
Eliminations                                             951             (2,467)
                                                   ---------          ---------
     Subtotal                                         43,476             53,292
General corporate expenses                           (15,348)           (15,844)
Interest expense, net                                 (3,263)            (4,227)
                                                   ---------          ---------
Earnings before income taxes                       $  24,865          $  33,221
--------------------------------------------------------------------------------

(a) Certain prior year amounts have been reclassified to conform to the current year presentation.

As stated in the Segment Information and Geographies footnote in the Company's 2001 Annual Report, the Company undertook certain business realignments which changed the way the market-based part of the business is managed and operated. The following table reflects these fourth quarter business realignments for the four quarters of fiscal year 2001:


Market Segment Information:                                      Three  Months Ended
(in thousands)                            -----------------------------------------------------------------       Year ended
                                            Oct. 28,          Jan. 27,          Apr. 28,          Jul. 28,         Jul. 28,
                                              2000              2001              2001              2001             2001
-----------------------------------------------------------------------------------------------------------       -----------
Sales to Unaffiliated Customers:
Blood                                     $    52,084       $    58,613       $    60,080       $    62,548       $   233,325
BioPharmaceuticals                             74,315            82,121            91,554            94,177           342,167
                                          -----------------------------------------------------------------       -----------
Total Life Sciences                           126,399           140,734           151,634           156,725           575,492
                                          -----------------------------------------------------------------       -----------

General Industrial                             73,755            83,289            86,933           102,482           346,459
Aerospace                                      36,511            35,738            43,504            42,557           158,310
Microelectronics                               41,486            44,936            38,986            29,754           155,162
                                          -----------------------------------------------------------------       -----------
Total Industrial                              151,752           163,963           169,423           174,793           659,931
                                          -----------------------------------------------------------------       -----------

Total                                     $   278,151       $   304,697       $   321,057       $   331,518       $ 1,235,423
-----------------------------------------------------------------------------------------------------------       -----------
Operating Profit:
Blood                                     $    11,955       $    12,619       $     5,760       $     9,905       $    40,239
BioPharmaceuticals                             14,038            14,410            25,073            30,014            83,535
                                          -----------------------------------------------------------------       -----------
Total Life Sciences                            25,993            27,029            30,833            39,919           123,774
                                          -----------------------------------------------------------------       -----------

General Industrial                             12,884            15,890            15,086            14,144            58,004
Aerospace                                       9,668             9,611            13,942            12,875            46,096
Microelectronics                                4,747             5,749             3,869             2,944            17,309
                                          -----------------------------------------------------------------       -----------
Total Industrial                               27,299            31,250            32,897            29,963           121,409
                                          -----------------------------------------------------------------       -----------
     Subtotal                                  53,292            58,279            63,730            69,882           245,183
Restructuring and other charges, net               --                --                --           (17,248)          (17,248)
General corporate expenses                    (15,844)          (16,087)          (12,137)          (16,904)          (60,972)
Interest expense, net                          (4,227)           (4,270)           (4,343)           (3,803)          (16,643)
                                          -----------------------------------------------------------------       -----------
Earnings before income taxes              $    33,221       $    37,922       $    47,250       $    31,927       $   150,320
-----------------------------------------------------------------------------------------------------------       -----------

NOTE 7 - OTHER MATTERS

The Company bought back an additional $10 million of its common stock during the first quarter of fiscal 2002 leaving $140 million remaining under the current $200 million authorization program.

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

I.  Results of Operations

Review of Consolidated Results


Sales for the quarter were $274.1 million as compared to $278.1 million in the first quarter of last year. Exchange rates reduced reported sales by $3.1 million, or 1% as the recent strength of the Euro was offset by continued weakness of the Yen. Excluding the effects of exchange rates, sales were essentially level with last year. Overall, pricing reduced sales 2% in the quarter, although increased volume offset the impact of the pricing decline. The first quarter sales results were achieved in spite of an extremely difficult operating environment. Excluding Microelectronics sales, which have been negatively impacted by the continued downturn in the semiconductor industry, sales in local currency for the balance of our business increased 6 1/2% in the quarter. For a detailed discussion of sales, refer to paragraphs below under "Review of Market Segments and Geographies".

In fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, Accounting for Shipping and Handling Fees. Accordingly, the Company reclassified freight costs incurred to deliver products to customers, which were historically included in selling, general and administrative expenses to cost of sales. The amount of freight cost reclassified to cost of sales approximated $1.8 million for the quarter ended October 28, 2000.

Cost of sales, as a percentage of sales, increased 2.7% to 49.3% from 46.6% last year. The increase reflects the reduced pricing related to a contract with a major blood customer that was signed in the fourth quarter of fiscal 2001. We expect the contract to have a similar effect on margins for the balance of the year.

Selling, general and administrative expenses and R&D, as a percentage of sales for the quarter were 35.8% and 4.7%, respectively. In both dollars and as a percentage of sales, selling, general and administrative expenses and R&D were similar to the levels achieved in the first quarter of last year as we continue to contain costs and use resources efficiently. Increased costs such as compensation & benefits, insurance and utilities were offset by the savings achieved as a result of the headcount reductions and restructuring implemented in the fourth quarter of fiscal 2001.

Net interest expense decreased $1 million compared to the first quarter of last year. The reduction in interest expense reflects the benefits reaped from a "receive fixed, pay variable" interest rate swap that we entered into on our $100 million private placement fixed rate debt.

Due to increased sourcing from lower tax jurisdictions such as Puerto Rico and Ireland, our underlying effective tax rate was reduced from 23% to 22% in the second quarter of fiscal 2001. Management believes that a rate of 22% will be sustained at least through the end of fiscal 2002.

Net earnings were $19.4 million, or 16 cents per share for the quarter, compared with net earnings of $25.6 million, or 21 cents per share last year. It is estimated that earnings per share in the quarter decreased approximately 1 cent due to the negative effect of foreign currency exchange rates.

The Company implemented accounting standard SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") in the first quarter of fiscal 2002. On a pro forma basis, if SFAS No. 142 had been implemented in last year's first quarter, earnings per share would have been unchanged from the 21 cents per share reported. The full year effect was $3 million, after pro forma tax effect, or 2 cents per share.

Review of Market Segments and Geographies

The sales growth by segment and geographies discussion below is in local currency unless indicated otherwise.

Life Sciences segment sales in the quarter grew 5% compared to the first quarter of last year. Life Sciences represents approximately 48% of our total sales.

Overall Blood segment sales increased 1 1/2% in the quarter. The growth in sales was attributable to a 15% increase in unit sales offset by a 13% decrease in pricing that reflects the signing of a major long-term supply agreement with a large blood bank customer in the Western Hemisphere that was effective May 1, 2001. Blood Center sales, which comprise 74% of our total Blood sales, grew by 1%. Blood segment sales excluding Blood Centers grew by 2%.

By geography, Western Hemisphere Blood sales, which represent about two-thirds of worldwide sales held steady with last year. This was achieved despite the pricing decrease in the aforementioned long-term supply agreement by achieving increased volume. Strong growth in Blood sales in Asia, primarily to Hospitals, was offset by a decline in Europe. In Europe, Blood sales declined 7 1/2%, primarily related to a lower level of business in the United Kingdom.

BioPharmaceuticals sales grew 7 1/2% reflecting increases in the Pharmaceuticals and BioSciences sub-markets of 12% and 3%, respectively. The strong sales growth in Pharmaceuticals was driven by robust sales to the biotechnology sector. Pharmaceuticals sales grew well in all geographies. In the BioSciences sub-market, lower ordering activity for the weeks immediately following September 11th, held sales growth to the low single digit range.

Sales in our Industrial segment, which accounts for 52% of total sales, declined 5% in the quarter compared to last year. Excluding Microelectronics, sales for the balance of our Industrial business grew 7 1/2% in spite of a difficult operating environment.

General Industrial sales increased 10% fueled by double-digit growth in all of our sub-markets with the exception of Machinery & Equipment. Reflecting some softness in its marketplace, Machinery & Equipment sales declined 7%. By geography, the sales growth was driven by Fuels and Chemicals in Europe and Asia where sales increased overall by 14 1/2% and 19 1/2%, respectively. In the Western Hemisphere we continued to be affected by the slowdown in the U.S. Industrial arena and as a result sales declined 4% in the quarter.

Aerospace sales increased 3% in the quarter, in spite of the commercial airline slump and a difficult comparison to last year's first quarter when sales grew 21%. Military sales grew by 46 1/2%, while Commercial sales declined 20%. In the Western Hemisphere, where over two-thirds of the Aerospace business is generated, a similar trend in sales was evident. In Europe, sales decreased by 1% overall as declines in Commercial and Marine Water sales more than offset an increase in Military sales.

Microelectronics sales declined 38% in the quarter due to the continued slump in the semiconductor industry and a difficult comparison to the first quarter of last year when sales grew 43 1/2%. All geographies reported double-digit declines in Microelectronics sales. In dollars, the Western Hemisphere and Asia were hit the hardest. It is believed the recovery in the semiconductor industry is more likely to start in our fiscal 2002 fourth quarter, rather than the third quarter as originally expected.

The consolidated operating profit as a percentage of sales for the first quarter declined to 15.9% compared to 19.2% last year. In Life Sciences, overall operating profit declined to 16.3% from 20.6% last year. Within Life Sciences, Blood operating profit of 7.7% declined from 23.0% last year primarily because of a price decrease to a major blood bank customer as mentioned above. Operating profit in BioPharmaceuticals increased to 21.9% from 18.9% last year, attributable to strong sales in Pharmaceuticals and fewer systems sales as compared to last year.

Operating profit in Industrial decreased to 15.4% from 18.0% last year, reflecting the effect of lower overall sales in the quarter. In General Industrial, operating profit declined to 13.1% compared to 17.5% last year. Contributing to the profit decline were increased systems business in the Water Processing and Food & Beverage sub-markets in the current quarter and a large sale for a nuclear power plant in the Power Generation sub-market last year. Aerospace operating profit increased to 30.5% from 26.5% last year attributable to improved margins on Military sales and the change in mix with higher Military sales and lower Commercial sales. Microelectronics broke even as operating profit declined compared to last year reflecting the effects of the continued slump in the semiconductor industry as mentioned above.

General corporate expenses were flat compared to last year reflecting our cost containment programs.

By geography, Western Hemisphere sales decreased 5% compared to last year, while operating profit declined to 11.9% from 18.7% last year. The decline in operating profit reflects the reduced pricing in the Blood Bank contract mentioned above as well as the effects of lower General Industrial sales.

In Europe, sales increased 7% on a reported basis reflecting the recent improvement in the Euro, which added $1.9 million, or 2% to sales. Operating profit in Europe declined slightly to 14.5% from 15.2%.

Asia's sales increased 2 1/2% compared to last year. A weakening of the Yen reduced sales by $4.8 million turning local currency sales growth into a 6% reduction in Asian sales, as reported. Operating profit in Asia declined to 16.3% from 17.3% primarily due to the effects of the weakening Yen.

II. Liquidity and Capital Resources


The Company's balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates to those at the end of fiscal 2001, the Asian currencies (especially the Yen) have weakened against the U.S. dollar, while the European currencies (especially the Euro) have strengthened.

Compared to the first quarter of fiscal 2001, net cash provided by operating activities has decreased by approximately $22 million primarily due to the decrease in earnings as well as the payment of a rebate to a major blood bank customer in the first quarter of fiscal 2002.

The Company purchased approximately $10 million of treasury stock during the first quarter leaving $140 million of the $200 million authorized by the Board of Directors in January 2000. Partially offsetting the cash outlays to purchase stock were proceeds of $3.2 million from stock plans. Capital expenditures and depreciation and amortization expense for the quarter were $19.4 million and $17.5 million, respectively. The Company anticipates that it will spend in the range of $80 - 90 million for capital expenditures in fiscal 2002.

The Company continues to work with its partner V.I. Technologies on a pathogen inactivation co-funded R&D program. Phase II clinical trials have been completed and FDA approval to begin Phase III is pending. Phase III is expected to commence by early calendar year 2002 at which time the Company will make a milestone investment of $4 million through the purchase of VITEX stock. R&D costs for this project are currently running at about $1.5 million per quarter.

When operating the business day-to-day, including funding capital expenditures and buying back common stock, the Company's guideline is to keep net debt (debt, net of cash and cash equivalents) at 25% to 30% of total capitalization (net debt plus equity). Debt and short-term borrowings, net of cash and short-term investments, increased by $36.4 million compared to year-end fiscal 2001. Overall, net debt, as a percentage of total capitalization, was 27% at the end of the first quarter of fiscal 2002 as compared to 24% at year-end fiscal 2001. The Company considers its existing lines of credit along with the cash it generates from operations to be sufficient for future growth.

III. Other Matters

In October 2001, the Financial Accounting Standards Board issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets " effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company will adopt the statement in fiscal year 2003, which begins August 4, 2002. We are currently assessing the impact of this new statement on our consolidated financial position and results of operations and have not yet determined the impact of adoption.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.


Information about market risks for the three months ended October 27, 2001 does not differ materially from that discussed under Quantitative and Qualitative Disclosure About Market Risk in the Company's Annual Report on form 10-K for 2001.

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

    (b) Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the three months ended October 27, 2001.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PALL CORPORATION

December 11, 2001                         /s/ John Adamovich, Jr.
-----------------                         -------------------------------------
     Date                                 John Adamovich, Jr.
                                          Chief Financial Officer and Treasurer


December 11, 2001                         /s/ Lisa Kobarg
-----------------                         --------------------------
     Date                                 Lisa Kobarg
                                          Chief Corporate Accountant

                      Exhibit Index

Exhibit
Number                Description of Exhibit
------                ----------------------

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

10.1 (a) Pall Corporation Supplementary Profit-Sharing Plan as amended and restated December 4, 2000 effective as of January 1, 1999.

10.2 (a) Pall Corporation Supplementary Pension Plan as amended and restated on July 11, 2000 and July 17, 2001.

10.3 (a)              Pall Corporation 2001 Stock Option Plan for Non-Employee
                      Directors.

10.4 (a)              Pall Corporation Executive Incentive Bonus Plan.

*   Incorporated herein by reference.
(a) Management contract or compensatory plan or arrangement.