Form 10-Q
period 2002-01-26
PALL CORP
filed 2002-03-12
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 26, 2002

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


At March 6, 2002, 122,335,030 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                       -----------------------------------

COVER SHEET                                                                    1

INDEX TO FORM 10-Q                                                             2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

            Condensed consolidated balance sheets - January 26, 2002
               and July 28, 2001                                              3

            Condensed consolidated statements of earnings -
               three months and six months ended January 26, 2002             4
               and January 27, 2001

            Condensed consolidated statements of cash flows -
               six months ended January 26, 2002 and January 27, 2001         5

            Notes to condensed consolidated financial statements              6

   Item 2. Management's discussion and analysis of financial condition
                    and results of operations                                 11


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                  18

   Item 4. Submission of matters to a vote of security holders                18

   Item 6. Exhibits and reports on Form 8-K                                   19


SIGNATURES                                                                    20

EXHIBIT INDEX                                                                 21

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)          (in thousands)
                                                                  January 26,      July 28,
                 ASSETS                                              2002            2001
Current Assets:                                                  ----------      ----------
   Cash and cash equivalents                                     $   59,058      $   54,927
   Short-term investments                                            68,700         146,600
   Accounts receivable, net of allowances
     for doubtful accounts of $8,451
     and $7,197, respectively                                       283,306         309,171
   Inventories                                                      199,244         209,499
   Other current assets                                              58,363          58,791
                                                                 ----------      ----------
                 Total Current Assets                               668,671         778,988

Property, plant and equipment, net of
   accumulated depreciation of $493,736
   and $477,232, respectively                                       499,391         503,016
Goodwill, net                                                        53,592          54,044
Intangible assets, net of accumulated amortization of
   $27,471 and $24,606, respectively                                 36,268          37,009
Other assets                                                        164,660         175,453
                                                                 ----------      ----------
                 Total Assets                                    $1,422,582      $1,548,510
                                                                 ==========      ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to banks                                        $   38,861      $   57,089
   Accounts payable and
       other current liabilities                                    167,004         203,647
   Income taxes                                                      18,774          27,531
   Current portion of long-term debt                                 27,136          25,582
                                                                 ----------      ----------
                 Total Current Liabilities                          251,775         313,849

Long-term debt, less current portion                                312,016         359,094
Deferred taxes and other
      non-current liabilities                                       103,392         105,525
                                                                 ----------      ----------
                 Total Liabilities                                  667,183         778,468
                                                                 ----------      ----------
Stockholders' Equity:
   Common stock, $.10 par value                                      12,796          12,796
   Capital in excess of par value                                   110,250         108,164
   Retained earnings                                                820,239         825,247
   Treasury stock, at cost                                         (120,869)       (120,431)
   Stock option loans                                                (3,735)         (4,635)
   Accumulated other comprehensive loss:
        Foreign currency translation adjustment                     (58,204)        (49,947)
        Minimum pension liability                                    (1,734)         (1,799)
        Unrealized investment (losses) gains                         (1,929)          1,704
        Unrealized losses on derivatives                             (1,415)         (1,057)
                                                                 ----------      ----------
                                                                    (63,282)        (51,099)

                 Total Stockholders' Equity                         755,399         770,042
                                                                 ----------      ----------
                 Total Liabilities and
                    Stockholders' Equity                         $1,422,582      $1,548,510
                                                                 ===========     ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                             (in thousands,              (in thousands,
                                         except per share data)       except per share data)

                                          Three Months Ended            Six Months Ended
                                    --------------------------       -----------------------
                                     Jan. 26,        Jan. 27,          Jan. 26,     Jan. 27,
                                       2002            2001              2002         2001
                                    ----------      ----------       ----------   ----------
Net sales                           $  285,435      $ 304,697        $ 559,554    $ 582,848
                                    ----------      ----------       ----------   ----------
Costs and expenses:
   Cost of sales                       145,394        145,163          280,464      274,920
   Selling, general and
       administrative expenses         101,152        103,195          199,226      201,037
   Research and development             12,468         14,147           25,315       27,251
   Interest expense, net                 2,815          4,270            6,078        8,497
                                    ----------      ----------       ----------   ----------
Total costs and expenses               261,829        266,775          511,083      511,705
                                    ----------      ----------       ----------    ---------
Earnings before income taxes            23,606         37,922           48,471       71,143
Income taxes                             5,191          8,011           10,664       15,652
                                    ----------      ----------       ----------   ----------
Net earnings                        $   18,415      $  29,911        $  37,807    $  55,491
                                    ==========      =========        =========    =========
Earnings per share:
      Basic                         $     0.15      $    0.24        $    0.31    $    0.45
      Diluted                       $     0.15      $    0.24        $    0.31    $    0.45

Dividends declared per share        $    0.170      $   0.170           $0.340    $   0.335

Average number of shares outstanding:
      Basic                            122,151        122,402          122,200      122,686
      Diluted                          123,408        123,347          123,530      123,611

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              (in thousands)
                                                             Six Months Ended
                                                          ---------------------
                                                          Jan. 26,     Jan. 27,
                                                            2002         2001
                                                         ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES, NET OF
         EFFECT OF ACQUISITIONS                          $  63,603   $  88,481
                                                         ---------   ---------
INVESTING ACTIVITIES:
  Capital expenditures                                     (33,919)    (40,023)
  Disposals of fixed assets                                  1,164       2,022
  Short-term investments                                    77,900     (11,900)
  Benefits protection trust                                 (1,562)     (3,947)
  Investments and licenses                                       -      (4,005)
  Acquisitions of businesses, net of cash acquired               -      (1,426)
                                                         ---------   ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES            43,583     (59,279)
                                                         ---------   ---------
FINANCING ACTIVITIES:
  Notes payable                                            (17,931)   (194,931)
  Long-term borrowings                                       1,034     223,236
  Payments on long-term debt                               (44,530)    (30,085)
  Net proceeds from stock plans                             10,993      11,773
  Purchase of treasury stock                               (10,000)    (24,977)
  Dividends paid                                           (41,542)    (40,523)
                                                         ---------   ---------
NET CASH USED BY FINANCING ACTIVITIES                     (101,976)    (55,507)
                                                         ---------   ---------
CASH FLOW FOR PERIOD                                         5,210     (26,305)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              54,927      81,008

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (1,079)       (842)
                                                         ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  59,058   $  53,861
                                                         =========   =========

Supplemental disclosures:
   Interest paid                                         $  10,245   $   8,516
   Income taxes paid (net of refunds)                       19,483      12,110

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



NOTE 2 - INVENTORIES

   The major classes of inventory are as follows:
                                                          Jan. 26,    July 28,
                                                            2002        2001
                                                         ----------   ---------
                   Raw materials and components           $ 71,759     $ 78,487
                   Work-in-process                          28,016       22,104
                   Finished goods                           99,469      108,908
                                                         ----------   ---------
                   Total inventory                       $ 199,244    $ 209,499
                                                         ==========   =========



NOTE 3 - NEW ACCOUNTING STANDARDS

In fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force Consensus No. 00-10 Accounting for Shipping and Handling Fees. Accordingly, the Company reclassified freight costs incurred to deliver products to customers, which were historically included in "Selling, general and administrative expenses" to "Cost of sales". The amount of freight cost reclassified to cost of sales approximated $1,935 and $3,702 for the three months and six months ended January 27, 2001, respectively.

Effective July 29, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred.

Upon the adoption of SFAS No. 142, the Company reassessed the useful lives of its intangible assets to make any necessary amortization period adjustments. No adjustments resulted from this assessment. The Company's intangible assets, which are comprised almost entirely of patents, are subject to amortization. Amortization expense for these intangible assets for the three months and six months ended January 26, 2002 was $1,317 and $2,511, respectively. In fiscal year 2001, amortization expense for the three months and six months ended January 27, 2001 was $1,111 and $2,173, respectively. Amortization expense is estimated to be $2,300 for the remainder of fiscal 2002, $4,700 in 2003, $4,700 in 2004, $3,700 in 2005 and $3,200 in 2006.

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

The Company has completed this impairment test on goodwill in the current quarter, including the creation of estimated segment balance sheets solely for the purpose of carrying out the impairment tests required by SFAS No. 142. The assessment indicates that no impairment of goodwill exists.

The following table presents goodwill, net of accumulated amortization prior to the adoption of SFAS No. 142, allocated by reportable segment solely for purposes of SFAS No. 142 disclosure as of January 26, 2002 and July 28, 2001:

                                              Jan. 26,       July 28,
                                                2002          2001
                                           -----------    ----------

Blood                                      $    18,298    $   18,349
BioPharmaceutical                               15,151        15,302
                                           -----------    ----------
Life Sciences                                   33,449        33,651
                                           -----------    ----------

General Industrial                              13,983        14,234
Aerospace                                        6,035         6,032
Microelectronics                                   125           127
                                           -----------    ----------
Industrial                                      20,143        20,393
                                           -----------    ----------

Total                                      $    53,592    $   54,044
                                           -----------    ----------


There was no goodwill acquired or disposed of during the first six months of 2001. The change in the carrying amount of goodwill is entirely attributable to the translation of goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.

Pro forma net earnings and earnings per share for the quarter and six months ended January 27, 2001, adjusted to exclude goodwill amortization expense (net of taxes), is as follows.


                                             Three months                                   Six months
                                                ended                                         ended
                                             Jan. 27, 2001                                 Jan. 27, 2001
                               -----------------------------------------     ---------------------------------------
                                                Basic          Diluted                         Basic        Diluted
                                               earnings       earnings                        earnings      earnings
                                              per share       per share                      per share     per share

Reported net earnings          $ 29,911         $ 0.24         $ 0.24        $ 55,491         $ 0.45       $   0.45
Goodwill amortization,
     net of tax                     740           0.01           0.01           1,435           0.01           0.01
                               --------       --------       --------        --------       --------       --------
Pro forma net earnings         $ 30,651       $   0.25         $ 0.25        $ 56,926       $   0.46       $   0.46
                               ========       ========       ========        ========       ========       ========

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

During the three months ended October 28, 2000, the Company completed a $100 million private placement of 7.83% unsecured senior notes due in 2010. In addition, the Company closed a $200 million unsecured senior revolving credit facility, of which $150 million expires in 2005 and $50 million renews annually. Borrowings under this facility bear interest at a floating rate based upon LIBOR. The agreements contain various covenants, including financial covenants pertaining to interest coverage, funded debt and minimum net worth. As a result of these transactions, uncommitted lines of credit amounting to $230 million were cancelled and the immediate credit availability of the Company increased $70 million. Such proceeds are reflected in the consolidated statement of cash flows for the six months of fiscal 2001.




NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income was comprised of the following for the three months and six months ended January 26, 2002 and January 27, 2001:


                                                            Three months ended        Six months ended
                                                          ------------------------------------------------
                                                           Jan. 26,     Jan. 27,     Jan. 26,      Jan. 27,
                                                             2002         2001         2002          2001
                                                          --------     --------     --------      --------

Net income                                                $ 18,415     $ 29,911     $ 37,807      $ 55,491
                                                          --------     --------     --------      --------

Foreign currency translation adjustment                     (9,177)       7,379       (7,588)       (5,881)
Income taxes                                                  (927)        (143)        (669)         (579)
                                                          --------     --------     --------      --------
Foreign currency translation adjustment, net               (10,104)       7,236       (8,257)       (6,460)
                                                          --------     --------     --------      --------

Minimum pension liability adjustment                            39            -           25           193
Income taxes                                                   (19)           -           40           (77)
                                                          --------     --------     --------      --------
Minimum pension liability adjustment, net                       20            -           65           116
                                                          --------     --------     --------      --------

Unrealized investment (losses) gains                        (2,528)       3,129       (5,648)        1,444
Income taxes                                                   924       (1,094)       2,015          (505)
                                                          --------     --------     --------      --------
Unrealized investment (losses) gains, net                   (1,604)       2,035       (3,633)          939
                                                          --------     --------     --------      --------

Unrealized gains (losses) on derivatives                       417         (618)        (550)         (470)
Income taxes                                                  (146)         217          192           165
                                                          --------     --------     --------      --------
Unrealized gains (losses) on derivatives, net                  271         (401)        (358)         (305)
                                                          --------     --------     --------      --------

Total comprehensive income                                $  6,998     $ 38,781     $ 25,624      $ 49,781
                                                          ========     ========     ========      ========

NOTE 6 - SEGMENT INFORMATION AND GEOGRAPHIES

Market Segment Information:                              Three  Months Ended              Six  Months Ended
                                                      ----------------------              -----------------
                                                       Jan. 26,    Jan. 27,              Jan. 26,   Jan. 27,
                                                        2002         2001                  2002       2001
------------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers (a):
Blood                                                $ 54,814    $  58,613             $ 107,087   $110,697
BioPharmaceuticals                                     86,264       82,121               165,955    156,436
                                                     --------    ---------             ---------   --------
Total Life Sciences                                   141,078      140,734               273,042    267,133
                                                     --------    ---------             ---------   --------

General Industrial                                     80,738       83,289               160,695    157,044
Aerospace                                              38,738       35,738                76,382     72,249
Microelectronics                                       24,881       44,936                49,435     86,422
                                                     --------    ---------             ---------   --------
Total Industrial                                      144,357      163,963               286,512    315,715
                                                     --------    ---------             ---------   --------

Total                                                $285,435    $ 304,697             $ 559,554   $582,848
-----------------------------------------------------------------------------------------------------------

Operating Profit (a):
Blood                                                $  9,527    $  12,619             $  13,564  $  24,574
BioPharmaceuticals                                     18,420       14,410                35,900     28,448
                                                     --------    ---------             ---------  ---------
Total Life Sciences                                    27,947       27,029                49,464     53,022
                                                     --------    ---------             ---------  ---------

General Industrial                                      5,832       15,890                16,296     28,774
Aerospace                                               7,246        9,611                18,711     19,279
Microelectronics                                          114        5,749                   144     10,496
                                                     --------    ---------             ----------  --------
Total Industrial                                       13,192       31,250                35,151     58,549
                                                     --------    ---------             ----------  --------
     Subtotal                                          41,139       58,279                84,615    111,571
General corporate expenses                            (14,718)     (16,087)              (30,066)   (31,931)
Interest expense, net                                  (2,815)      (4,270)               (6,078)    (8,497)
                                                     ---------   ---------             ----------  --------
Earnings before income taxes                         $ 23,606    $  37,922             $  48,471   $ 71,143
-----------------------------------------------------------------------------------------------------------

Geographies (a):

Sales to Unaffiliated Customers:
Western Hemisphere                                  $ 126,320    $ 141,432             $ 252,012  $ 273,977
Europe                                                105,284      101,699               200,020    190,232
Asia                                                   53,831       61,566               107,522    118,639
                                                    ---------    ---------             ---------  ---------
Total                                               $ 285,435    $ 304,697             $ 559,554  $ 582,848
-----------------------------------------------------------------------------------------------------------

Intercompany Sales between
       Geographic Areas:
Western Hemisphere                                  $  26,808    $  32,841             $  54,863  $  62,234
Europe                                                 14,285       15,627                26,365     27,754
Asia                                                      565        1,461                   966      2,887
                                                    ----------   ---------             ----------  --------
Total                                               $  41,658    $  49,929             $  82,194  $  92,875
-----------------------------------------------------------------------------------------------------------

Total Sales:
Western Hemisphere                                  $ 153,128    $ 174,273             $ 306,875  $ 336,211
Europe                                                119,569      117,326               226,385    217,986
Asia                                                   54,396       63,027               108,488    121,526
Eliminations                                          (41,658)     (49,929)              (82,194)   (92,875)
                                                    ---------    ---------             ----------  --------
Total                                               $ 285,435    $ 304,697             $ 559,554  $ 582,848
-----------------------------------------------------------------------------------------------------------

Operating Profit:
Western Hemisphere                                  $  13,348    $  27,721             $  31,583  $  58,044
Europe                                                 19,198       17,769                34,684     33,096
Asia                                                    8,763       11,491                17,567     21,600
Eliminations                                             (170)       1,298                   781     (1,169)
                                                    ---------   ----------             ---------  ---------
     Subtotal                                          41,139       58,279                84,615    111,571
General corporate expenses                            (14,718)     (16,087)              (30,066)   (31,931)
Interest expense, net                                  (2,815)      (4,270)               (6,078)    (8,497)
                                                    ---------    ---------             ----------  --------
Earnings before income taxes                        $  23,606    $  37,922             $  48,471  $  71,143
-----------------------------------------------------------------------------------------------------------

(a) Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 7 - SUBSEQUENT EVENT

On February 14, 2002, the Company signed a definitive agreement to purchase the Filtration and Separations Group ("FSG") from USFilter Corporation, an indirect wholly-owned subsidiary of Vivendi Environnement (Paris Bourse:VIE and NYSE:VE) for total cash consideration of $360 million. FSG engages in the design, manufacture and sale of filtration products for the separation and purification of liquids and gases.

The transaction is expected to be completed by mid-April, and is subject to regulatory approval and other customary closing conditions. In connection with the transaction, the Company will borrow $360 million on a long term basis and, beginning in the third quarter of fiscal 2002, it has reduced the quarterly dividend to $.09 from the current $0.17 level. The approximately $40 million in cash conserved annually may be used for future investments, debt reduction or other means of creating shareholder value.

The acquisition will be accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations.



NOTE 8 - OTHER MATTERS

The Company bought back an additional $10 million of its common stock during the first six months of fiscal 2002 leaving $140 million remaining under the current $200 million authorization program.

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

I. Acquisition

On February 14, 2002, we signed a definitive agreement to purchase the Filtration and Separations Group ("FSG") from USFilter Corporation, an indirect wholly-owned subsidiary of Vivendi Environnement for total cash consideration of $360 million. The transaction is expected to be completed by mid-April, and is subject to regulatory approval and other customary closing conditions. The acquisition will be accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations".

FSG, with approximately $270 million in sales in 2001, is a pioneer and global leader in the design, manufacture and sale of filtration products for the separation and purification of liquids and gases. The company serves the food & beverage, industrial, biotech and pharmaceutical industries, among others. With a diversified portfolio of filter media, FSG provides end-users with an array of filter elements, housings and systems with high technology and superior performance. The acquisition of FSG complements our global franchise with outstanding branded products and technology, enabling us to provide the fullest range of integrated filtration products and services. This acquisition also broadens our exposure to the growth and stability of the food and beverage sector and enhances our ability to better serve our customers.

In connection with the transaction, we plan to raise the purchase price of $360 million by the issuance of long-term debt and will reduce our quarterly dividend to $0.09 from the current $0.17 level. The reduction in the quarterly dividend brings our dividend payout ratio to a level consistent with industry averages. The approximately $40 million in cash we will conserve annually may be used for future investments, debt reduction or other more tax-efficient means of creating value for our shareholders. The dividend action does not reflect a fundamental change in our earnings or asset quality outlook for 2002.

II. Results of Operations

Review of Consolidated Results

Sales for the quarter were $285.4 million as compared to $304.7 million in the second quarter of last year. For the six months, sales were $559.6 million as compared to $582.9 million last year. Exchange rates reduced reported sales for the quarter and six months by $7.7 million, or 2 1/2% and $10.7 million, or 2%, respectively, reflecting the weakness of the Yen and to a lesser extent the European currencies. Excluding the effects of exchange rates, sales declined 4% in the quarter and 2% for the six months. Overall, pricing was flat for the quarter and for the six months pricing reduced sales by 1%. The second quarter and six months sales results were achieved in spite of the extremely difficult operating environments in the U.S. industrial markets and globally in the semiconductor industry. Excluding Microelectronics sales, which have been negatively impacted by the continued downturn in the semiconductor industry, sales in local currency for the balance of our business increased 2 1/2% and 4 1/2% for the quarter and six months, respectively. For a detailed discussion of sales, refer to paragraphs below under "Review of Market Segments and Geographies".

In fiscal 2001, we adopted the provisions of Emerging Issues Task Force Consensus No. 00-10, Accounting for Shipping and Handling Fees. Accordingly, freight costs incurred to deliver products to customers, that were historically included in selling, general and administrative expenses were reclassified to cost of sales. The reclassification to cost of sales was approximately $1.9 million and $3.7 million for the quarter and six months ended January 27, 2001, respectively.

Cost of sales, as a percentage of sales, increased to 50.9% in the quarter from 47.6% last year. For the six months, cost of sales was 50.1% as compared to 47.2% last year. The increases for the quarter and six months reflect the reduced pricing related to multiple long-term contracts with large blood center customers, most of which took effect in the fourth quarter of fiscal 2001. Additionally, a change in business mix in the industrial business contributed to the increase in cost of sales.

Selling, general and administrative expenses for the quarter and six months declined by $2.0 million and $1.8 million, respectively as compared to the same periods last year. R&D declined $1.7 million and $1.9 million for the quarter and six months, respectively. The decreases in selling, general and administrative expenses and R&D reflect our continued efforts to contain costs and use resources efficiently.

Net interest expense declined as compared to last year by $1.5 million and $2.4 million for the quarter and six months, respectively. The reduction in interest expense reflects decreased interest rates and lower debt levels as compared to last year, as well as the benefits reaped from a "receive fixed, pay variable" interest rate swap that we entered into on our $100 million private placement fixed rate debt at the end of the fourth quarter of fiscal 2001.

The underlying effective tax rate was 22% in the quarter, the same rate achieved in last year's second quarter when we were able to reduce our underlying effective tax rate from 23% to 22% due to increased sourcing from lower tax jurisdictions such as Puerto Rico and Ireland. Management believes that a rate of approximately 22% will be sustained at least through the end of fiscal 2002, including the effect of the acquisition of FSG.

Net earnings were $18.4 million, or 15 cents per share for the quarter, compared with net earnings of $29.9 million, or 24 cents per share last year. For the six months, net earnings were $37.8 million, or 31 cents per share as compared with net earnings of $55.5 million, or 45 cents per share last year. The majority of the decline in net earnings relates to lower sales, principally in Microelectronics, and a lower gross profit margin, partly offset by the benefits of lower expenses. In addition, it is estimated that earnings per share decreased approximately 2 cents in the quarter and 3 cents for the six-month period, due to the negative effect of foreign currency exchange rates, primarily the Yen.

We implemented SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") in the first quarter of fiscal 2002. On a pro forma basis, if SFAS No. 142 had been implemented in last year's first quarter, earnings per share for the second quarter and six months of fiscal 2001 would have been 25 cents and 46 cents per share, respectively. The full year effect on fiscal 2001 was $3 million, after pro forma tax effect, or 2 cents per share.


Review of Market Segments and Geographies

The sales growth by segment and geographies discussion below is in local currency unless indicated otherwise.

Life Sciences sales for the quarter and six months grew 2% and 3 1/2%, respectively, as compared to the same periods last year. Life Sciences represented approximately 49% of our total sales in the quarter and year-to-date.

Overall Blood segment sales declined in the quarter and six months by 5% and 2%, respectively, as compared to last year. A reduction in pricing related to multiple long-term supply agreements with large blood bank customers, which took effect in the fourth quarter of last year, reduced sales by 7% and 10% in the quarter and six months, respectively. In addition, sales of better margin, lower priced dockable filters reduced the top line. This was offset by increases in unit sales of 12% and 13% in the quarter and six months. Sales in the quarter were also negatively impacted by OEM sales delayed to the third quarter. Sales to blood centers continue to comprise approximately three quarters of our worldwide blood filter sales.

By geography, Western Hemisphere Blood sales, which represent about two-thirds of worldwide Blood sales, declined 6% and 3 1/2% in the quarter and six months, respectively, primarily due to decreased hospital and cardiovascular product sales. Blood center sales increased 2 1/2% in the quarter and 2% year-to-date despite the aforementioned change in product mix and the pricing decreases in the long-term supply agreements, by achieving increased volume. In Europe, Blood sales declined 4 1/2% and 6% for the quarter and six-month period, respectively, as growth in hospital sales were offset by declines in blood center sales. Blood sales in Asia were flat in the quarter, however for the six-month period grew 15%, primarily related to increases in both blood center and hospital business.

BioPharmaceuticals sales grew 7 1/2% in both the quarter and six-month period as compared to last year. The growth in the BioPharmaceuticals segment was driven by Pharmaceutical products sales which grew 10% and 11% for the quarter and six months, respectively, reflecting robust sales in the biotechnology sector. Pharmaceutical product sales were particularly strong in Europe and Asia. BioSciences product sales increased 4% in the quarter and 3 1/2% year-to-date.

Sales in our Industrial business, which accounts for approximately 51% of total sales in the quarter and for the six months, declined 9% in the quarter and 7% for the six-month period compared to last year. Excluding Microelectronics, sales for the balance of our Industrial business grew 3% and 5% in the quarter and six months, respectively.

General Industrial segment sales, which comprise the largest portion of our Industrial business, were flat in the quarter and grew 5% for the six-month period, despite a tenuous worldwide industrial environment. For the quarter and six months, strong growth was achieved in the Power Generation, Food & Beverage and Water Processing product lines, as these are generally non-cyclical in nature. Fuels & Chemicals, although down in the quarter, posted near double-digit growth for the six-month period. Sales in Machinery & Equipment, the largest product line of General Industrial, declined 7% in the quarter and 6% for the six months, primarily as a result of the malaise in the U.S. industrial marketplace. By geography, Asia reported growth in the quarter and six months of 15 1/2% and 17 1/2%, respectively, reflecting double-digit gains in most of the General Industrial product lines. Sales in Europe increased 2% in the quarter and 7 1/2% for the six months, driven by growth in all of the product lines with the exception of Machinery & Equipment. In the Western Hemisphere, we continued to be affected by the slowdown in the U.S. Industrial arena. As a result, sales declined 12% in the quarter and 8 1/2% for the six-month period. Despite the overall decline, growth was achieved in the Food & Beverage, Power Generation and Water Processing product lines.

Aerospace sales increased 9 1/2% in the quarter and 6% for the six-month period, in spite of the commercial airline slump and a difficult comparison to the same periods last year when sales grew 10% and 15%, respectively. In the quarter, Military Aerospace sales grew 41%, while the Commercial side of the business declined by 11 1/2%. For the six-month period a similar trend was evident. Military comprised 51% of the total Aerospace business in the quarter as compared to 40% last year. Strong growth in the Commercial Marine Water product line in the quarter and six-month period also buoyed the Aerospace growth. By geography, Europe reported growth of 32 1/2% in the quarter, reflecting strong Military and Marine Water sales, partly offset by a decline in the balance of the Commercial business. For the six months, sales in Europe increased 16% with a similar trend evident. In the Western Hemisphere, where approximately 60% of the Commercial Aerospace business is generated, sales declined 4% in the quarter and 1% year-to-date, as the declines in Commercial sales more than offset strong growth in Military.

Microelectronics sales declined 41% in the quarter due to the continued slump in the semiconductor industry and a difficult comparison to the second quarter of last year when sales grew 28%. For the six-month period, sales declined 39 1/2%. Again, the comparison is difficult as last year's six months sales grew 35%. All geographies reported double-digit declines in Microelectronics sales in the quarter and six months. In dollars, the Western Hemisphere and Asia were hit the hardest. We believe the recovery in the semiconductor industry will start in early summer, which coincides with our fiscal 2002 fourth quarter.

The consolidated operating profit as a percentage of sales for the second quarter declined to 14.4% from 19.1% last year. For the six months, operating profit declined to 15.1% from 19.1% last year. In Life Sciences, overall operating profit in the quarter increased to 19.8% from 19.2% last year. Within Life Sciences, Blood operating profit for the quarter of 17.4% declined from 21.5% last year primarily due to price decreases related to contracts with major blood bank customers as mentioned previously. Operating profit in BioPharmaceuticals increased to 21.4% from 17.5% last year, attributable to increased sales volume and pricing increases, as well as a charge taken in last year's second quarter for costs to update certain membrane filtration systems. For the six-month period, Life Sciences operating profit declined from 19.8% last year to 18.1% this year as the decline in Blood operating profit offset the increase in BioPharmaceuticals. Blood operating profit improved on a sequential quarter basis from 7.7% in the first quarter to 17.4% in the current quarter, reflecting manufacturing labor savings through automation of processes in our plant in Italy and in our California facility by utilizing lower cost labor in Mexico. Additionally, both the average selling price and business with independent blood centers increased in the U.S.

Overall operating profit in Industrial decreased to 9.1% from 19.1% last year, reflecting the effect of lower overall sales in the quarter coupled with a change in product mix. For the six-month period the same trend was evident as operating profit declined to 12.3% from 18.5% last year. In General Industrial, operating profit declined in the quarter to 7.2% from 19.1% last year and for the six-month period declined to 10.1% from 18.3%. Contributing to the profit declines were decreased Machinery & Equipment sales and increased systems business in the Water Processing and Food & Beverage sub-markets. Aerospace operating profit in the quarter declined to 18.7% from 26.9% last year and for the six months declined to 24.5% from 26.7%, primarily due to a change in product mix. Reflecting the sales volume reduction, Microelectronics broke even for the quarter and six-month period as compared to operating profit margins of 12.8% and 12.1% for the same periods last year.

General corporate expenses were reduced $1.4 million in the quarter and $1.9 million for the six months as compared to the same periods last year, reflecting our continued efforts to contain costs.

By geography, sales in the Western Hemisphere decreased 10 1/2% in the quarter compared to last year, while operating profit declined to 8.7% from 15.9%. For the six-month period, sales declined 8%, while operating profit declined to 10.3% from 17.3% last year. The shortfalls in operating profit reflect the reduced pricing in the blood bank contracts mentioned above as well as the effects of lower Industrial sales coupled with a change in the Industrial product mix.

In Europe, sales increased 6% and 5 1/2% for the quarter and six months, respectively. The weakening of European currencies negatively impacted sales in the quarter and six months by $2.5 million and $.6 million, respectively, reducing sales growth on a reported basis to 3 1/2% and 5%. Operating profit for the quarter increased to 16.1% from 15.1% last year and for the six-month period improved to 15.3% from 15.2%. The improvements in operating profit were primarily due to increased sales volume.

Asia's sales declined 4 1/2% and 1% for the quarter and six months, respectively. A weakening of the Yen reduced sales by $5 million and $9.8 million in the quarter and six months, resulting in a decline in sales on a reported basis of 12 1/2% and 9 1/2%, respectively. Operating profit declined in the quarter to 16.1% from 18.2% last year and for the six months to 16.2% from 17.8%, primarily due to the effects of the weakening Yen and the shortfall in Microelectronics sales.


III.     Liquidity and Capital Resources

Our balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates to those at the end of fiscal 2001, the Asian currencies (especially the Yen) and the European Currencies (especially the Euro and the Pound Sterling) have weakened against the U.S. dollar.

In the second quarter, net cash provided by operating activities decreased by $2.9 million, as a decline in earnings was largely offset by decreased inventory and accounts receivable. The decrease in inventory reflects improved inventory turnover that resulted from improvements in supply chain management. Compared to the first six months of fiscal 2001, net cash provided by operating activities has decreased by approximately $24.9 million primarily due to the decrease in earnings as well as the payment of a rebate to a major blood bank customer in the first quarter of fiscal 2002, partly offset by a decline in inventory.

We purchased approximately $10 million of treasury stock during the first six months, all of which was purchased in the first quarter, leaving $140 million of the $200 million authorized by the Board of Directors in January 2000. Partially offsetting the cash outlays to purchase stock were proceeds from stock plans of $7.8 million in the quarter and $11 million year-to-date. Capital expenditures were $33.9 million during the first half of fiscal 2002, of which $14.5 million was spent in the second quarter. Depreciation and amortization expense was $17.5 million and $35 million in the quarter and six months, respectively. Our goal is to keep capital expenditures at or below $85 million in fiscal 2002.

We continue to work with our partner V.I. Technologies on a pathogen inactivation co-funded R&D program. Phase II clinical trials have been completed and we have applied for FDA approval to commence Phase III clinical trials. Upon commencement of Phase III, we will make a milestone investment of $4 million through the purchase of VITEX stock. R&D costs for this project are currently running at about $1.5 million per quarter.

When operating the business day-to-day, excluding acquisitions but including funding capital expenditures and buying back common stock, our guideline is to keep net debt (debt, net of cash and cash equivalents) at 25% to 30% of total capitalization (net debt plus equity). Debt and short-term borrowings, net of cash and short-term investments, increased by $10 million, compared to year-end fiscal 2001. Overall, net debt, as a percentage of total capitalization, was 25% at the end of the second quarter of fiscal 2002 as compared to 24% at year-end fiscal 2001.

We consider our existing lines of credit along with the cash generated from operations to be sufficient for future growth. As indicated above, it is our intent to finance the $360 million purchase price for FSG through the issuance of long-term debt.


IV.      Other Matters

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. We will adopt the statement in fiscal year 2003, which begins August 4, 2002. We are currently assessing the impact of this new statement on our consolidated financial position and results of operations and have not yet determined the impact of adoption.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information about market risks for the three months ended January 26, 2002 does not differ materially from that discussed under Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on form 10-K for 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The Annual Meeting of Shareholders of the Company was held November 14, 2001.

      (b) Not required. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's director nominees as listed in the proxy statement and all of management's nominees were elected.

      (c) The matters voted upon and the results of the voting were as follows:

            1. Holders of 101,334,858 shares of common stock voted either in person or by proxy for the election of four directors. The number of votes cast for each nominee were as indicated below:

                  Director                                For         Withheld
                  --------                                ---         --------

                  John H.F. Haskell, Jr.              99,750,351      1,584,507

                  Katharine L. Plourde                99,679,217      1,655,641

                  Heywood Shelley                     99,159,194      2,175,664

                  Edward Travaglianti                 99,140,602      2,194,256


            2.    The Executive Incentive Bonus Plan was approved as follows:

                         For                Against             Abstain
                         ---                -------             -------

                      84,799,036           15,819,292           716,530

            3. The 2001 Stock Option Plan for Non-Employee Directors was approved as follows:

                                                                   Broker
                        For           Against        Abstain     Non Votes
                        ---           -------        -------     ---------

                     88,761,646     11,931,999       607,913      33,300


     (d) Not applicable.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

                See the Index to Exhibits for a list of exhibits filed herewith.

    (b) Reports on Form 8-K.

                The Company filed no reports on Form 8-K during the three months ended January 26, 2002.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PALL CORPORATION

 March 12, 2002                                   /s/ John Adamovich, Jr.
---------------                                  ------------------------
     Date                                        John Adamovich, Jr.
                                                 Chief Financial Officer
                                                        and Treasurer


 March 12, 2002                                   /s/ Lisa Kobarg
---------------                                  ------------------------
     Date                                        Lisa Kobarg
                                                 Chief Corporate
                                                    Accountant

                 Exhibit Index
                 ------------------
Exhibit
Number           Description of Exhibit
-------------    ------------------------------

2 Stock Purchase Agreement by and between United States Filter Corporation and Pall Corporation dated February 14, 2002. This agreement as filed does not include the schedules and exhibits to such agreement listed in the table of contents thereto. The Registrant undertakes to furnish such schedules and exhibits to the Commission upon its request.

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

10.1 (a) Employment agreement dated December 18, 2001 between the Registrant and Eric Krasnoff.

10.2 (a) Employment agreement dated December 18, 2001 between the Registrant and Jeremy Hayward-Surry.

10.3 (a) Employment agreement dated November 15, 2001 between the Registrant and Donald B. Stevens.


* Incorporated herein by reference.
(a) Management contract or compensatory plan or arrangement.

                 Exhibit Index
                 ------------------
Exhibit
Number           Description of Exhibit
-------------    ------------------------------

10.4 (a) Employment agreement dated November 15, 2001 between the Registrant and John Adamovich.

10.5 (a) Employment agreement dated November 15, 2001 between the Registrant and Steven Chisolm.

10.6 (a) Employment agreement dated November 15, 2001 between the Registrant and Charles Grimm.

10.7 (a) Employment agreement dated November 15, 2001 between the Registrant and Paul Kohn.

10.8 (a) Employment agreement dated November 15, 2001 between the Registrant and Samuel Wortham.

10.9 (a) Employment agreement dated November 15, 2001 between the Registrant and John Miller.

10.10 (a)        Employment agreement dated November 15, 2001 between
                 the Registrant and Reed Sarver.

10.11 (a)        Pall Corporation Employee Stock Purchase Plan.














* Incorporated herein by reference.
(a) Management contract or compensatory plan or arrangement.