Form 10-Q
period 2002-04-27
PALL CORP
filed 2002-06-11
CIK 75829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 27, 2002

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


At June 5, 2002, 122,733,108 shares of common stock of the Registrant were outstanding.

                                PALL CORPORATION

                               INDEX TO FORM 10-Q
                             ----------------------

COVER SHEET                                                                    1

INDEX TO FORM 10-Q                                                             2

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements:

                 Condensed consolidated balance sheets - April 27, 2002
                    and July 28, 2001                                          3

                 Condensed consolidated statements of earnings -
                    three months and nine months ended April 27, 2002          4
                    and April 28, 2001

                 Condensed consolidated statements of cash flows -
                    nine months ended April 27, 2002 and April 28, 2001        5

                 Notes to condensed consolidated financial statements          6

   Item 2. Management's discussion and analysis of financial condition and
                    results of operations                                     14


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                  23

   Item 6. Exhibits and reports on Form 8-K                                   23


SIGNATURES                                                                    24

EXHIBIT INDEX                                                                 25

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        PALL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        (in thousands)
                                                                     April 27,      July 28,
                  ASSETS                                               2002          2001
Current Assets:                                                    -----------    -----------
   Cash and cash equivalents                                       $ 75,181       $  54,927
   Short-term investments                                            53,000         146,600
   Accounts receivable, net of allowances
     for doubtful accounts of $12,907
     and $7,197, respectively                                       367,477         309,171
   Inventories (Note - 4)                                           272,395         209,499
   Other current assets                                              95,569          58,791
                                                                  --------       ---------
                  Total Current Assets                              863,622         778,988

Property, plant and equipment, net of
   accumulated depreciation of $507,141
   and $477,232, respectively                                       597,319         503,016
Excess cost over book value of net
   assets acquired of FSG (Note - 2)                                190,400               -
Goodwill, net (Note - 3)                                             54,776          54,044
Intangible assets, net of accumulated amortization of
   $28,662 and $24,606, respectively                                 38,991          37,009
Other assets                                                        163,984         175,453
                                                                 ----------      ----------
                  Total Assets                                   $1,909,092      $1,548,510
                                                                 ==========      ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable to banks                                        $  383,257  $       57,089
   Accounts payable and
       other current liabilities                                    243,450         203,647
   Income taxes                                                      39,340          27,531
   Current portion of long-term debt                                 27,840          25,582
                                                                 ----------      ----------
                  Total Current Liabilities                         693,887         313,849

Long-term debt, less current portion                                309,622         359,094
Deferred taxes and other
      non-current liabilities                                       124,810         105,525
                                                                 ----------      ----------
                  Total Liabilities                               1,128,319         778,468
                                                                 ----------      ----------
Stockholders' Equity:
   Common stock, $.10 par value                                      12,796          12,796
   Capital in excess of par value                                   110,843         108,164
   Retained earnings                                                835,469         825,247
   Treasury stock, at cost                                         (120,359)       (120,431)
   Stock option loans                                                (3,612)         (4,635)
   Accumulated other comprehensive loss:
        Foreign currency translation adjustment                     (46,603)        (49,947)
        Minimum pension liability                                    (1,751)         (1,799)
        Unrealized investment (losses) gains                         (4,896)          1,704
        Unrealized losses on derivatives                             (1,114)         (1,057)
                                                                 ----------      ----------
                                                                    (54,364)        (51,099)

                  Total Stockholders' Equity                        780,773         770,042
                                                                 ----------      ----------
                  Total Liabilities and
                     Stockholders' Equity                        $1,909,092      $1,548,510
                                                                 ==========      ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                     PALL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                               (in thousands,                       (in thousands,
                                           except per share data)                except per share data)

                                            Three Months Ended                     Nine Months Ended
                                        ---------------------------          ---------------------------
                                         April 27,        April 28,           April 27,         April 28,
                                           2002             2001                2002              2001
                                        ---------        ----------          ----------        ---------
Net sales                               $ 302,377        $  321,057          $ 861,931         $ 903,905
                                        ---------        ----------          ----------        ---------
Costs and expenses:
   Cost of sales  (Note - 3)              145,482           153,855             425,946          428,775
   Selling, general and
       administrative expenses            107,245           100,831             306,471          301,868
   Research and development                13,159            14,778              38,474           42,029
   Interest expense, net                    2,590             4,343               8,668           12,840
                                        ---------        ----------          ----------        ---------
Total costs and expenses                  268,476           273,807             779,559          785,512
                                        ---------        ----------          ----------        ---------
Earnings before income taxes               33,901            47,250              82,372          118,393
Income taxes                                7,458            10,395              18,122           26,047
                                        ---------       -----------          ----------        ---------
Net earnings                            $  26,443       $    36,855          $   64,250        $ 92,346
                                        =========       ===========          ==========        =========
Earnings per share:
      Basic                                 $0.22             $0.30               $0.53            $0.75
      Diluted                               $0.21             $0.30               $0.52            $0.75

Dividends declared per share               $0.090            $0.170              $0.430           $0.505

Average number of shares
   outstanding:
      Basic                               122,336           122,472             122,242          122,631
      Diluted                             123,512           123,721             123,478          123,705

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  (in thousands)
                                                                  Nine Months Ended
                                                            ---------------------------
                                                              April 27,       April 28,
                                                                2002            2001
                                                            ----------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES, NET OF
         EFFECT OF ACQUISITIONS                             $ 104,693       $ 120,311
                                                            ----------        ---------
INVESTING ACTIVITIES:
  Capital expenditures                                        (47,791)        (56,517)
  Disposals of fixed assets                                     4,164           2,305
  Short-term investments                                       93,600          (5,200)
  Benefits protection trust                                    (1,562)         (3,947)
  Investments and licenses                                          -          (4,221)
  Acquisitions of businesses, net of cash acquired           (345,490)         (1,426)
                                                             --------        --------
NET CASH USED BY INVESTING ACTIVITIES                        (297,079)        (69,006)
                                                             --------        --------
FINANCING ACTIVITIES:
  Notes payable                                               325,034        (210,821)
  Long-term borrowings                                          1,485         243,789
  Payments on long-term debt                                  (53,921)        (44,275)
  Net proceeds from stock plans                                12,139          23,159
  Purchase of treasury stock                                  (10,000)        (35,635)
  Dividends paid                                              (62,337)        (61,334)
                                                             --------        --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              212,400         (85,117)
                                                             --------        --------
CASH FLOW FOR PERIOD                                           20,014         (33,812)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 54,927          81,008

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           240          (1,671)
                                                            ---------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  75,181        $ 45,525
                                                            =========        ========

Supplemental disclosures:
   Interest paid                                            $  14,048        $ 16,754
   Income taxes paid (net of refunds)                          30,435          18,555

See accompanying Notes to Condensed Consolidated Financial Statements.

                        PALL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)
            ---------------------------------------------------------

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

NOTE 2 - ACQUISITION

      On April 24, 2002, the Company borrowed $360,000 to acquire the Filtration and Separations Group ("FSG") from USFilter Corporation for total cash consideration of $360,000, subject to a post closing adjustment of the purchase price based on the net assets acquired as of April 27, 2002. The amount of the consideration was determined by the Company's Board of Directors after review of the FSG business and its potential impact on the Company's operations, if acquired.

FSG designs, manufactures and sells filtration products for the separation and purification of liquids and gases, primarily for the food & beverage, fuels & chemicals, machinery & equipment and microelectronics markets, as well as, the biotech and pharmaceutical industries.

FSG's balance sheet has been consolidated with the Company's balance sheet as of April 27, 2002; however, FSG's earnings subsequent to April 24, 2002 have not been included in the consolidated operating results of the Company because such amounts were insignificant to the consolidated operating results for the quarter and nine months ended April 27, 2002.

The acquisition is being accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations ("SFAS No. 141"). SFAS No. 141 requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies that have not progressed to a stage where there is sufficient information to make such allocations because the transaction closed at the end of the Company's third quarter. As such, the cost of the acquisition has been preliminarily allocated in the accompanying condensed consolidated balance sheet at April 27, 2002 based upon the book values of the net assets acquired. At the date of acquisition, management began formulating integration plans, which contemplate the closure or sale of redundant facilities. In addition, the synergies created by joining the two organizations will result in employee terminations. The results of these valuations and studies as well as finalization and announcement of integration plans will result in revisions to the purchase price allocation that may be significant and will be reported in future periods as increases and decreases to the excess cost over net assets acquired and to the assets acquired and liabilities assumed. The finalization and announcement of those plans may also result in a charge to earnings if it is Pall employees or facilities that are determined to be redundant.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition:

Purchase price                                                $ 360,000
Transaction costs                                                 4,818
                                                              ----------
  Total purchase price                                          364,818
Cash acquired                                                    19,671
                                                              ---------
  Total purchase price, net of cash acquired                    345,147
                                                              ---------

Accounts receivable, net                                         66,737
Inventories                                                      61,400
Other current assets                                             34,116
Property, plant and equipment, net                               98,783
Other non-current assets                                          1,911
                                                              ---------
  Total assets acquired                                         262,947
                                                              ----------

Notes payable to banks                                              230
Accounts payable and other current liabilities                   62,389
Income taxes                                                     19,885
Long-term debt                                                    3,363
Other non-current liabilities                                    22,333
                                                              ---------
  Total liabilities assumed                                     108,200
                                                              ----------

Excess cost over book value of net assets acquired            $ 190,400
                                                              ==========

Because the excess cost over the book value of the net assets acquired, as presented above, is subject to what may be significant adjustments, it has not been assigned to the Company's reportable segments in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Based on the markets that FSG serves, the majority of the excess of cost over the fair value of the net assets acquired will be assigned to the Company's General Industrial segment. The excess of cost over the fair value of net assets acquired related to the FSG acquisition is not tax deductible.

The following table presents the Company's pro forma net sales, net earnings and basic and diluted earnings per share, assuming the acquisition of FSG occurred at the beginning of each period presented after giving effect to FSG businesses sold prior to the acquisition, the interest expense on acquisition borrowings based on an assumed permanent financing rate of 6 1/2%, and the reversal of FSG's pre-acquisition goodwill amortization and the Company's goodwill amortization prior to the adoption of SFAS No. 142.


                              Three Months Ended                  Nine Months Ended
                       -----------------------------      -------------------------------
                       April 27,           April 28,          April 27,            April 28,
                         2002                2001              2002                 2001
                         ----                ----              ----                 ----
Net sales             $ 360,953          $ 390,012       $ 1,055,253          $ 1,111,668
Net earnings             23,465             36,593            62,614               86,690

Earnings per share
  Basic                    0.19               0.30              0.51                 0.71
  Diluted                  0.19               0.30              0.51                 0.70

The pro forma results do not give effect to any synergies expected to result from the acquisition. They also do not give effect to the income statement effect of purchase accounting adjustments, charges that may result from the finalization of integration plans or the potential write-off of in-process R&D that was acquired. Accordingly, the pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on these dates, nor are they necessarily indicative of future combined operating results.

NOTE 3 - NEW ACCOUNTING STANDARDS

Effective July 29, 2001, the Company adopted SFAS No. 142. SFAS No. 142 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized, but instead be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred.

Upon the adoption of SFAS No. 142, the Company reassessed the useful lives of its intangible assets to make any necessary amortization period adjustments. No adjustments resulted from this assessment. The Company's intangible assets, which are comprised almost entirely of patents, are subject to amortization. Amortization expense for these intangible assets for the three months and nine months ended April 27, 2002 was $1,372 and $3,883, respectively. In fiscal year 2001, amortization expense for the three months and nine months ended April 28, 2001 was $1,195 and $3,425, respectively. Amortization expense, excluding amortization related to intangible assets purchased in the FSG acquisition which fair values are yet to be determined, is estimated to be $1,300 for the remainder of fiscal 2002, $4,700 in 2003, $4,700 in 2004, $3,700 in 2005 and
$3,200 in 2006.

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

The Company completed this impairment test on goodwill in the second quarter, including the creation of estimated segment balance sheets solely for the purpose of carrying out the impairment tests required by SFAS No. 142. The assessment indicated that no impairment of goodwill exists.

The following table presents goodwill, net of accumulated amortization prior to the adoption of SFAS No. 142, allocated by reportable segment solely for purposes of SFAS No. 142 disclosure as of April 27, 2002 and July 28, 2001:

                                   April 27,          July 28,
                                     2002               2001
                                  ---------          ---------

Blood                             $ 18,859           $ 18,349
BioPharmaceutical                   15,434             15,302
                                  ---------          ---------
Life Sciences                       34,293             33,651
                                  ---------          ---------

General Industrial                  14,287             14,234
Aerospace                            6,036              6,032
Microelectronics                       160                127
                                  ---------          ---------
Industrial                          20,483             20,393
                                  ---------          ---------

Total                             $ 54,776           $ 54,044
                                  ---------          ---------

The change in the carrying amount of goodwill is primarily attributable to the translation of goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date and an acquisition of a small distributor in the U.S.

Goodwill amortization, net of the pro forma tax effect, was approximately $781 and $2,216 for the three months and nine months ended April 28, 2001, respectively. Had SFAS No. 142 been adopted on July 30, 2000, pro forma basic earnings per share would have increased by one cent and two cents for the three months and nine months ended April 28, 2001, respectively, and pro forma diluted earnings per share would have increased by one cent for the nine months ended April 28, 2001. The effect of these pro forma adjustments is reflected in the pro forma calculations in Note 2 - Acquisitions.

In fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force Consensus No. 00-10 Accounting for Shipping and Handling Fees. Accordingly, the Company reclassified freight costs incurred to deliver products to customers, which were historically included in "Selling, general and administrative expenses" to "Cost of sales". The amount of freight cost reclassified to cost of sales approximated $2,040 and $5,742 for the three months and nine months ended April 28, 2001, respectively.


NOTE 4 - INVENTORIES

The major classes of inventory are as follows:
                                                     April 27,        July 28,
                                                        2002            2001
                                                     ----------     ----------
Raw materials and components                           $ 99,220       $ 78,487
Work-in-process                                          46,443         22,104
Finished goods                                          126,732        108,908
                                                      ---------      ---------
Total inventory                                       $ 272,395(a)   $ 209,499
                                                      =========      =========

(a) Includes inventory from the FSG acquisition of $61,400.

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

The acquisition of FSG was funded via a 364-day variable rate (LIBOR plus 57.5 basis points) credit facility. At April 27, 2002, the applicable rate was 2.45%. The credit agreement contains various covenants, including financial covenants pertaining to interest coverage, funded debt and minimum net worth.

As a result of the additional borrowing to fund the acquisition, certain non-financial covenants and the funded debt covenant of the Company's existing senior revolving credit facility and private placement debt were waived and amended, respectively.

During the three months ended October 28, 2000, the Company completed a $100 million private placement of 7.83% unsecured senior notes due in 2010. In addition, the Company closed a $200 million unsecured senior revolving credit facility, of which $150 million expires in 2005 and $50 million renews annually. Borrowings under this facility bear interest at a floating rate based upon LIBOR. The agreements contain various covenants, including financial covenants pertaining to interest coverage, funded debt and minimum net worth. As a result of these transactions, uncommitted lines of credit amounting to $230 million were cancelled and the immediate credit availability of the Company increased $70 million. Such proceeds are reflected in the consolidated statement of cash flows for the nine months of fiscal 2001.

NOTE 6 - COMPREHENSIVE INCOME

Comprehensive income was comprised of the following for the three months and nine months ended April 27, 2002 and April 28, 2001:


                                                     Three months ended         Nine months ended
                                                  ------------------------   -----------------------

                                                   April 27,    April 28,    April 27,     April 28,
                                                     2002         2001         2002           2001
                                                  ---------     --------     --------       --------
Net income                                         $26,443      $36,855      $64,250        $92,346
                                                  --------      -------      -------        -------

Foreign currency translation adjustment             11,033       (7,728)       3,445        (13,609)
Income taxes                                           568         (694)        (101)        (1,273)
                                                  --------      -------      -------        -------
Foreign currency translation adjustment, net        11,601       (8,422)       3,344        (14,882)
                                                  --------      -------      -------        -------

Minimum pension liability adjustment                   (33)        (186)          (8)             7
Income taxes                                            16           83           56              6
                                                  --------      -------      -------        -------
Minimum pension liability adjustment, net              (17)        (103)          48             13
                                                  --------      -------      -------        -------

Unrealized investment (losses) gains                (4,566)       1,979      (10,214)         3,423
Income taxes                                         1,599         (693)       3,614         (1,198)
                                                  --------      -------      -------        -------
Unrealized investment  (losses) gains, net          (2,967)       1,286       (6,600)         2,225
                                                  --------      -------      -------        -------

Unrealized gains (losses) on derivatives               462         (421)         (88)          (891)
Income taxes                                          (161)         147           31            312
                                                  --------      -------      -------        -------
Unrealized gains (losses) on derivatives, net          301         (274)         (57)          (579)
                                                  --------      -------      -------        -------

Total comprehensive income                         $35,361      $29,342      $60,985        $79,123
                                                  ========      =======      =======        =======

NOTE 7 - SEGMENT INFORMATION AND GEOGRAPHIES


Market Segment Information (a):                   Three  Months Ended                     Nine  Months Ended
                                             -----------------------------           -----------------------------
                                             April 27,           April 28,            April 27,          April 28,
                                               2002                2001                 2002               2001
------------------------------------------------------------------------------------------------------------------
Sales to Unaffiliated Customers:
Blood                                       $ 58,528             $ 60,080             $165,615           $170,777
BioPharmaceuticals                            93,640               91,554              259,595            247,990
                                            --------             --------             --------           --------
Total Life Sciences                          152,168              151,634              425,210            418,767
                                            --------             --------             --------           --------

General Industrial                            84,351               86,933              245,046            243,977
Aerospace                                     38,454               43,504              114,836            115,753
Microelectronics                              27,404               38,986               76,839            125,408
                                             -------             --------             --------           --------
Total Industrial                             150,209              169,423              436,721            485,138
                                            --------             --------             --------           --------

Total                                       $302,377             $321,057             $861,931           $903,905
------------------------------------------------------------------------------------------------------------------

Operating Profit:
Blood                                       $  7,181              $ 5,760             $ 20,745           $ 30,334
BioPharmaceuticals                            23,479               25,073               59,379             53,521
                                            --------             --------             --------           --------
Total Life Sciences                           30,660               30,833               80,124             83,855
                                            --------             --------             --------           --------

General Industrial                             9,042               15,086               25,338             43,860
Aerospace                                      8,961               13,942               27,672             33,221
Microelectronics                               2,416                3,869                2,560             14,365
                                            --------             --------             --------           --------
Total Industrial                              20,419               32,897               55,570             91,446
                                            --------             --------             --------           --------
     Subtotal                                 51,079               63,730              135,694            175,301
General corporate expenses                   (14,588)             (12,137)             (44,654)           (44,068)
Interest expense, net                         (2,590)              (4,343)              (8,668)           (12,840)
                                            --------             --------             --------           --------
Earnings before income taxes                $ 33,901             $ 47,250             $ 82,372           $118,393
------------------------------------------------------------------------------------------------------------------

Geographies (a):

Sales to Unaffiliated Customers:
Western Hemisphere                          $141,829             $148,912             $393,841          $ 422,889
Europe                                       107,328              114,204              307,348            304,436
Asia                                          53,220               57,941              160,742            176,580
                                            --------              -------             --------          --------
Total                                       $302,377             $321,057             $861,931          $ 903,905
------------------------------------------------------------------------------------------------------------------

Intercompany Sales between
       Geographic Areas:
Western Hemisphere                          $ 30,892             $ 34,745             $ 85,755           $ 96,979
Europe                                        16,525               12,708               42,890             40,462
Asia                                             389                1,002                1,355              3,889
                                            --------               ------             --------           -------
Total                                       $ 47,806             $ 48,455             $130,000           $141,330
------------------------------------------------------------------------------------------------------------------

Total Sales:
Western Hemisphere                          $172,721             $183,657            $ 479,596           $519,868
Europe                                       123,853              126,912              350,238            344,898
Asia                                          53,609               58,943              162,097            180,469
Eliminations                                 (47,806)             (48,455)            (130,000)          (141,330)
                                            --------             --------            ---------          ---------
Total                                       $302,377             $321,057            $ 861,931           $903,905
------------------------------------------------------------------------------------------------------------------

Operating Profit:
Western Hemisphere                          $ 19,981             $ 28,718             $ 51,564           $ 86,762
Europe                                        22,956               23,221               57,640             56,317
Asia                                           8,607               10,859               26,174             32,459
Eliminations                                    (465)                932                   316               (237)
                                            --------                ----              --------           --------
     Subtotal                                 51,079               63,730              135,694            175,301
General corporate expenses                   (14,588)             (12,137)             (44,654)           (44,068)
Interest expense, net                         (2,590)              (4,343)              (8,668)           (12,840)
                                            --------              -------             --------           --------
Earnings before income taxes                $ 33,901             $ 47,250             $ 82,372           $118,393
------------------------------------------------------------------------------------------------------------------

(a) Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 8 - OTHER MATTERS

The Company bought back an additional $10 million of its common stock during the first nine months of fiscal 2002 leaving $140 million remaining under the current $200 million authorization program.

Beginning in the third quarter of fiscal 2002, the Company has reduced the quarterly dividend to $0.09 from the previous $0.17 level. The approximately $40 million in cash conserved annually may be used for future investments, debt reduction or other means of creating shareholder value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion & analysis may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to: fluctuations in foreign currency exchange rates; regulatory approval and market acceptance of new technologies; changes in product mix and product pricing and in interest rates and cost of raw materials; the Company's success in enforcing its patents and protecting its proprietary products and manufacturing techniques and in integrating the operations of the Filtration and Separations Group ("FSG") into the Company's existing business; global and regional economic conditions and legislative, regulatory and political developments; and domestic and international competition in the Company's global markets.

I. Acquisition

On April 24, 2002, we acquired FSG from USFilter Corporation for total cash consideration of $360 million, subject to a post closing adjustment of the purchase price based on the net assets acquired as of April 27, 2002. The amount of the consideration was determined by our Board of Directors after review of the FSG business and its potential impact on our operations, if acquired.


FSG is a pioneer and global leader in the design, manufacture and sale of filtration products for the separation and purification of liquids and gases. FSG primarily serves the food & beverage, fuels & chemicals, machinery & equipment and microelectronics markets as well as the biotech and pharmaceutical industries. With a diversified portfolio of filter media, FSG provides end-users with an array of filter elements, housings and systems with high technology and superior performance. FSG complements our global franchise with outstanding branded products and technology, enabling us to provide the fullest range of integrated filtration products and services. This acquisition also broadens our exposure to the growth and stability of the food and beverage sector and enhances our ability to better serve our customers.

The acquisition was funded via a 364-day variable rate (LIBOR plus 57.5 basis points) credit facility. At April 27, 2002, the applicable rate was 2.45%. The credit agreement contains various covenants, including financial covenants pertaining to interest coverage, funded debt and minimum net worth. We expect to refinance the acquisition credit facility on a long-term basis at an estimated annual interest rate of 6 1/2%.

As a result of the additional borrowing to fund the acquisition, certain non-financial covenants and the funded debt covenant of the Company's existing senior revolving credit facility and private placement debt were waived and amended, respectively. Additionally, as a result of the increased debt level, Standard & Poors lowered our credit rating to single-`A'-minus from single-`A'. The expected annual increase in interest expense as a result of the revised credit rating approximates $700,000.

FSG's balance sheet has been consolidated with our balance sheet as of April 27, 2002; however, FSG's earnings subsequent to April 24, 2002 have not been included in our consolidated operating results because such amounts were insignificant to the consolidated operating results for the quarter and nine months ended April 27, 2002.

The acquisition is being accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations ("SFAS No. 141"). SFAS No. 141 requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies that have not progressed to a stage where there is sufficient information to make such allocations because the transaction closed at the end of our third quarter. As such, the cost of the acquisition has been preliminarily allocated in the accompanying condensed consolidated balance sheet at April 27, 2002 based upon the book values of the net assets. At the date of acquisition, management began formulating integration plans, which contemplate the closure or sale of redundant facilities. In addition, the synergies created by joining the two organizations will result in employee terminations. The results of these valuations and studies as well as finalization and announcement of integration plans will result in revisions to the purchase price allocation that may be significant and will be reported in future periods as increases and decreases to the excess of cost over net assets acquired and to the assets acquired and liabilities assumed. The finalization and announcement of those plans may also result in a charge to earnings if it is Pall employees or facilities that are determined to be redundant.

II. Results of Operations

Review of Consolidated Results

Sales for the quarter were $302.4 million as compared to $321.1 million in the third quarter of last year. For the nine months, sales were $861.9 million as compared to $903.9 million last year. Exchange rates reduced reported sales for the quarter by $6.6 million, or 2%, primarily due to the weakness of the Euro and Yen. For the nine months, exchange rates reduced reported sales by $17.3 million, or 2%, the majority of which was attributable to the weakness of the Yen. Excluding the effects of exchange rates, sales declined 4% in the quarter and 2 1/2% for the nine months. Overall, pricing reduced sales by 2% in the quarter and 1% for the nine months. Although we are starting to see signs of a recovery, the industrial malaise in certain key markets still exists. The downturn in the semiconductor industry has had the greatest impact on our top-line growth. Excluding Microelectronics, sales in local currency for the balance of our business were essentially flat for the quarter and increased 2 1/2% for the nine months. For a detailed discussion of sales, refer to paragraphs below under "Review of Market Segments and Geographies".

In fiscal 2001, we adopted the provisions of Emerging Issues Task Force Consensus No. 00-10, Accounting for Shipping and Handling Fees. Accordingly, freight costs incurred to deliver products to customers, that were historically included in selling, general and administrative expenses were reclassified to cost of sales. The reclassification to cost of sales was approximately $2 million and $5.7 million for the quarter and nine months ended April 28, 2001, respectively.

Cost of sales, as a percentage of sales, increased to 48.1% in the quarter from 47.9% last year. For the nine months, cost of sales was 49.4% as compared to 47.4% last year. The increase in cost of sales in the quarter and nine months reflects the reduced pricing related to multiple long-term contracts with large blood center customers, most of which took effect in the fourth quarter of fiscal 2001 and the effect of a change in product mix in our industrial business. The impact of these factors is not as apparent in the quarter to quarter comparison, as last year's third quarter included a $3.6 million provision for blood product inventory.

Selling, general and administrative expenses and R&D expenses for the quarter increased by $4.8 million reflecting the $2.5 million property tax refund that reduced last year's third quarter and $.9 million in costs incurred to integrate FSG in this year's quarter. For the nine-month period, selling, general and administrative expenses and R&D expenses increased $1 million, reflecting the factors discussed above, partly offset by our continued efforts to hold down controllable costs.

Net interest expense declined as compared to last year by $1.8 million and $4.2 million for the quarter and nine months, respectively. The reduction in interest expense reflects decreased interest rates and lower average debt levels (pre-acquisition) as compared to last year, as well as the benefits reaped from a "receive fixed, pay variable" interest rate swap that we entered into on our $100 million private placement fixed rate debt at the end of the fourth quarter of fiscal 2001.

The underlying effective tax rate was 22% in the quarter, the same rate achieved last year. In the second quarter of fiscal 2001 we were able to reduce our underlying effective tax rate from 23% to 22% due to increased sourcing from lower tax jurisdictions such as Puerto Rico and Ireland. Management believes that a rate of approximately 22% will be sustained at least through the end of fiscal 2002, including the effect of the acquisition of FSG.

Net earnings were $26.4 million, or 21 cents per share for the quarter, compared with net earnings of $36.9 million, or 30 cents per share last year. For the nine months, net earnings were $64.3 million, or 52 cents per share as compared with net earnings of $92.3 million, or 75 cents per share last year. The majority of the decline in net earnings for the quarter relates to lower sales, principally in our Microelectronics and Aerospace segments and increased expenses that were related to the integration of FSG and the benefit in the prior year of a property tax refund. For the nine-month period, earnings were impacted by the same factors as in the quarter, in addition to lower gross margins, principally related to reduced pricing for large blood bank customers and a change in the industrial product mix, as discussed previously. In addition, it is estimated that earnings per share decreased approximately 1 cent in the quarter and 4 cents for the nine-month period, due to the negative effect of foreign currency exchange rates.

We implemented SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") in the first quarter of fiscal 2002. On a pro forma basis, if SFAS No. 142 had been implemented in last year's first quarter, earnings per share would have been unchanged from the 30 cents reported in the third quarter of last year and would have been 76 cents per share for the nine-month period. The full year effect on fiscal 2001 was $3 million, after pro forma tax effect, or 2 cents per share.

Review of Market Segments and Geographies

The sales growth by segment and geographies discussion below is in local currency unless indicated otherwise.

Life Sciences sales for the quarter and nine months grew 2% and 3%, respectively, as compared to the same periods last year. Life Sciences represented around 50% of our total sales in the quarter and year-to-date.

Overall Blood segment sales declined in the quarter and nine months by 1 1/2% and 2%, respectively, as compared to last year. A reduction in pricing primarily related to multiple long-term supply agreements with large blood bank customers, which took effect in the fourth quarter of last year, reduced sales by 14% and 11% in the quarter and nine months, respectively. Much of the impact of decreased pricing was offset by increases in volume of 12 1/2% and 9 1/2% in the quarter and nine months, respectively. The majority of the long-term supply agreements took effect in the fourth quarter of fiscal 2001, therefore the blood filter volume growth experienced as a result of these contracts will begin to show in top-line growth in our upcoming fourth quarter. Sales to blood centers continue to comprise approximately three quarters of our worldwide blood filter sales.

By geography, Western Hemisphere Blood sales, which represent about two-thirds of worldwide Blood sales, increased 3% in the quarter and declined 1 1/2% for the nine-month period. Blood center sales increased 7 1/2% in the quarter and 4% year-to-date despite the aforementioned pricing decreases in the long-term supply agreements, by achieving increased volume. Decreased hospital and cardiovascular sales partly offset the blood center sales growth in the quarter and more than offset it in the nine-month period. In Europe, Blood sales declined 12 1/2% and 8 1/2% for the quarter and nine-month period, respectively, as growth in hospital sales were offset by declines in blood center sales. Blood sales in Asia were down 4% in the quarter, however for the nine-month period grew 8 1/2%, primarily related to increases in both blood center and hospital business.

BioPharmaceuticals sales grew 4 1/2% in the quarter and 6 1/2% for the nine-month period as compared to last year, reflecting growth in both our BioSciences and Pharmaceutical sub-markets. BioSciences, which sells to the laboratory, hospital and OEM markets, grew 6 1/2% in the quarter and 4 1/2% year-to-date. BioSciences' laboratory market grew 15 1/2% in the quarter, reflecting strong sales in the molecular biology arena. This high growth market is one major focus of our R&D efforts. Sales to the hospital market increased 16 1/2% and 9 1/2% in the quarter and year-to-date, respectively, reflecting strong sales of our Aquasafe products. By geography, BioSciences sales growth in the quarter and year-to-date was driven by the Western Hemisphere and Europe. In Asia, sales were up slightly in the quarter and down for the nine-month period.

Following two consecutive quarters of double-digit growth driven by robust sales in the biotechnology sector, the Pharmaceutical division reported sales growth in the quarter of 3% reflecting lumpiness in this market. Year-to-date Pharmaceutical sales were up 8%. By geography, Pharmaceutical product sales were particularly strong in Europe and Asia.

Sales in our Industrial business, which accounted for approximately 50% of total sales in the quarter and for the nine months, declined 9% in the quarter and 7 1/2% for the nine-month period compared to last year. Excluding
Microelectronics, sales for the balance of our Industrial business declined 4% in the quarter and increased 2% for the nine-month period.

General Industrial segment sales, which comprise the largest portion of our Industrial business, were essentially flat in the quarter and grew 3% for the nine-month period, despite a backdrop of weakened U.S. and European demand in the cyclical industrial end markets. For the quarter and nine months, solid growth was achieved in the Power Generation, Food & Beverage and Water Processing product lines, as these are generally non-cyclical in nature. Fuels & Chemicals, although down in the quarter, posted mid single-digit growth for the nine-month period. Sales in Machinery & Equipment, the largest market within General Industrial, declined 10% in the quarter and 7% for the nine months. The Machinery & Equipment market includes cyclical markets such as pulp & paper, primary metals, machine tools and mobile equipment, and as such, sales were negatively impacted by weakened demand, principally in the U.S.


By geography, General Industrial sales in Asia were flat in the quarter as good growth in Power Generation, Food & Beverage and Machinery & Equipment were offset by declines in Fuels & Chemicals and Water Processing. For the nine months, sales were up 12% reflecting double-digit gains in the Fuels & Chemicals and Food & Beverage product lines. Sales in Europe were flat in the quarter, as good growth in Fuels & Chemicals was offset by declines in most of the other product lines. Year-to-date sales were up 4 1/2%, driven by growth in all of the product lines with the exception of Machinery & Equipment. In the Western Hemisphere, sales were flat in the quarter as strong growth in the non-cyclical markets such as Power Generation, Water Processing and Food & Beverage offset the decline in Machinery & Equipment that was attributable to weakened demand in the U.S. marketplace. For the nine-month period, sales declined 5 1/2% primarily attributable to the decline in Machinery & Equipment sales. As in the quarter, strong growth was achieved in the non-cyclical markets, partly offsetting the shortfall in Machinery & Equipment sales.

Aerospace sales declined 11% in the quarter and were flat for the nine-month period. The quarter was negatively impacted by the continued downturn in the commercial airline industry as well as a difficult comparison to the same period last year when sales grew 18 1/2%. In the quarter, Military Aerospace sales grew 3 1/2%, while the Commercial side of the business declined by 21%. Military comprised 47% of the total Aerospace business in the quarter as compared to 40% last year. For the nine-month period, increased Military Aerospace sales were offset by the decline in the Commercial side of the business. As in the quarter, the comparison to last year is especially difficult as sales for the nine months of fiscal 2001 grew 16 1/2%.

By geography, Aerospace sales in Europe were down 15 1/2% in the quarter reflecting declines in both the Commercial and Military portion of the business. Year-to-date sales were up 4%, reflecting strong Military and Marine Water sales in the first and second quarters, partly offset by a decline in the balance of the Commercial business. In the Western Hemisphere, where approximately 60% of the Commercial Aerospace business is generated, sales declined 11% in the quarter and 4 1/2% year-to-date, as declines in the Commercial side of the business more than offset strong growth in Military sales. Asia reported strong growth in Aerospace sales, attributable to increased Military sales partly offset by declines in Commercial sales, although the size of our Aerospace business there is not as significant.

Microelectronics sales declined 26 1/2% in the quarter due to the continued slump in the semiconductor industry. For the same quarter last year sales were up 6%, as the effects of the overcapacity in the semiconductor industry were just starting to take their toll. For the nine-month period, sales declined
35 1/2% due to the downturn in the semiconductor industry noted previously and a difficult comparison to last year's nine months when sales grew 24 1/2%. All geographies reported double-digit declines in Microelectronics sales in the quarter and nine months. In dollars, the Western Hemisphere and Asia were hit the hardest. We are beginning to see signs of a recovery, and on a sequential quarter basis, sales were up 10%. We continue to develop new products and are well positioned to benefit from the next up cycle. Additionally, our acquisition of FSG materially strengthens our position in this marketplace.

The consolidated operating profit as a percentage of sales for the third quarter declined to 16.9% from 19.9% last year. For the nine months, operating profit declined to 15.7% from 19.4% last year. In Life Sciences, overall operating profit in the quarter was essentially flat as this year's quarter included the effect of reduced pricing related to multiple long-term contracts with large blood center customers and the impact of a change in product mix in Biopharmaceuticals, while last year's third quarter included a $3.6 million provision for blood product inventory.

Within Life Sciences, Blood operating profit for the quarter increased to 12.3% from 9.6% last year. Excluding the effect of the provision for blood product inventory taken in the third quarter of last year, operating profit would have been down (12.3% compared to 15.5% last year). This decrease reflects the price decreases related to contracts with major blood bank customers as mentioned previously. Operating profit in BioPharmaceuticals decreased to 25.1% from 27.4% last year, attributable to a change in product mix. For the nine-month period, Life Sciences operating profit declined to 18.8% from 20% last year. Blood operating profit for the nine months declined to 12.5% from 17.8% last year, reflecting the factors discussed above. Operating profit in BioPharmaceuticals increased to 22.9% from 21.6% last year, attributable to increased sales volume and pricing increases, as well as a charge taken in last year's second quarter for costs to update certain membrane filtration systems.

Overall operating profit in Industrial decreased to 13.6% from 19.4% last year, reflecting the effect of lower overall sales in the quarter coupled with a change in product mix. For the nine-month period the same trend was evident as operating profit declined to 12.7% from 18.8% last year. In General Industrial, operating profit declined in the quarter to 10.7% from 17.4% last year and for the nine-month period declined to 10.3% from 18%. Contributing to the profit declines were decreased Machinery & Equipment sales and a change in product mix. Aerospace operating profit in the quarter declined to 23.3% from 32% last year and for the nine months declined to 24.1% from 28.7%, primarily due to decreased sales volume and a change in product mix. Reflecting the sales volume reduction, Microelectronics operating profit was 8.8% for the quarter and 3.3% for the nine-month period as compared to operating profit of 9.9% and 11.5% for the same periods last year.

General corporate expenses increased $2.5 million in the quarter principally reflecting the $2.5 million property tax refund that reduced last year's third quarter and $.9 million in costs incurred to integrate FSG. For the nine-month period, general corporate expenses increased $.6 million, reflecting the factors discussed above, partly offset by our continued efforts to hold down controllable costs.

By geography, sales in the Western Hemisphere decreased 4% in the quarter and 6 1/2% for the nine-month period. Exchange rates, primarily related to the weakening of the Argentine Peso negatively impacted sales in the quarter and nine months by $.9 million and $1.3 million, respectively. Operating profit in the quarter declined to 11.6% from 15.6% last year. For the nine months, operating profit declined to 10.8% from 16.7% last year. The shortfalls in operating profit reflect the reduced pricing in the blood bank contracts mentioned above as well as the effects of lower Industrial sales coupled with a change in the Industrial product mix. The impact of these factors on the comparisons to last year were offset somewhat by the fact that last year's third quarter included a provision for blood product inventory as mentioned previously.

In Europe, sales decreased 3 1/2% for the quarter and increased 2% for the nine-month period. The weakening of European currencies negatively impacted sales in the quarter by $3 million, resulting in a sales decline in the quarter on a reported basis of 6%. Sales on a reported basis for the nine-month period were flat. Operating profit for the quarter increased slightly to 18.5% from 18.3% last year as last year's third quarter included a provision for blood product inventory and costs related to the ramp up of the blood systems plant that was purchased in fiscal 2000. For the nine-month period, operating profit increased to 16.5% from 16.3% last year, reflecting the same factors in the quarter.

Asia's sales declined 3 1/2% and 2% for the quarter and nine months, respectively. A weakening of the Yen reduced sales by $2.6 million and $12.4 million in the quarter and nine months, resulting in a decline in sales on a reported basis of 8% and 9%, respectively. Operating profit declined in the quarter and nine months to 16.1% from 18.4% and 18% for the same periods last year, primarily due to the effects of the weakening Yen and the shortfall in Microelectronics sales.

III. Liquidity and Capital Resources

Our balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates to those at the end of fiscal 2001, the Asian currencies, particularly the Yen, have weakened against the U.S. dollar and the European currencies, such as the Euro and the Pound Sterling, have strengthened.

In the third quarter, net cash provided by operating activities increased by $9.3 million as compared to the same period last year, as the changes in accounts receivable and accounts payable more than offset the decline in earnings. Compared to the first nine months of fiscal 2001, net cash provided by operating activities has decreased by approximately $15.6 million primarily due to the decrease in earnings as well as the payment of a rebate to a major blood bank customer in the first quarter of fiscal 2002, partly offset by the effect of lower inventory levels. The decline in inventory reflects improved inventory turnover resulting from improvements in supply chain management.

We purchased approximately $10 million of treasury stock during the first nine months, all of which was purchased in the first quarter, leaving $140 million of the $200 million authorized by the Board of Directors in January 2000. Offsetting the cash outlays to purchase stock were proceeds from stock plans of $1.1 million in the quarter and $12.1 million year-to-date. Capital expenditures were $47.8 million during the first nine months of fiscal 2002, of which $13.9 million was spent in the third quarter. Depreciation and amortization expense was $17.7 million and $52.8 million in the quarter and nine months, respectively. Our goal is to keep capital expenditures at or below $80 million in fiscal 2002.

Under our agreement with V.I. Technologies, upon commencement of Phase III, we will make a milestone investment of $4 million through the purchase of V.I. Technologies stock. R&D costs for this project are currently running at about $1.5 million per quarter.

When operating the business day-to-day, excluding acquisitions but including funding capital expenditures and buying back common stock, our guideline is to keep net debt (debt, net of cash and cash equivalents) at 25% to 30% of total capitalization (net debt plus equity). Debt and short-term borrowings, net of cash and short-term investments, increased by $352.3 million, compared to year-end fiscal 2001, attributable to the $360 million debt incurred to purchase FSG. Overall, net debt, as a percentage of total capitalization, was 43.1% at the end of the third quarter of fiscal 2002 as compared to 24% at year-end fiscal 2001. Excluding the debt incurred to purchase FSG, the percentage remains at 24%. Our intention is to return to the levels that existed prior to the acquisition as quickly as possible. We consider our existing lines of credit along with the cash generated from operations to be sufficient for future growth.

We reduced our quarterly dividend to $0.09 from the current $0.17 level. The reduction in the quarterly dividend brings our dividend payout ratio to a level consistent with industry averages. The approximately $40 million in cash we will conserve annually may be used for future investments, debt reduction or other more tax-efficient means of creating value for our shareholders. The dividend action does not reflect a fundamental change in our earnings or asset quality outlook for 2002.

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

    (b) Reports on Form 8-K.

                  During the three-month period ending April 27, 2002, the following report was filed on Form 8-K under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits:

                  The report bearing cover date of April 24, 2002 concerning the Registrant's acquisition of the Filtration and Separations Group ("FSG") from USFilter Corporation. Financial statements of FSG to be filed by amendment no later than July 8, 2002.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PALL CORPORATION

 June 11, 2002                                        /s/ John Adamovich, Jr.
---------------                                      ------------------------
     Date                                            John Adamovich, Jr.
                                                     Chief Financial Officer
                                                            and Treasurer


 June 11, 2002                                        /s/ Lisa Kobarg
---------------                                      ------------------------
     Date                                            Lisa Kobarg
                                                     Chief Corporate
                                                        Accountant

                  Exhibit Index
                  -------------
Exhibit
Number            Description of Exhibit
-------------     ----------------------

2 (i)* Stock Purchase Agreement dated February 14, 2002 by and between the Registrant and United States Filter Corporation, filed as Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

2 (ii)*           Amendment dated April 24, 2002 to Stock Purchase
                  Agreement dated February 14, 2002, by and between the Registrant and United States Filter Corporation, filed as
                  Exhibit 2.2 to the Registrant's Current Report on Form 8-K bearing cover date of April 24, 2002.

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

4 (i)* Credit Agreement dated as of August 30, 2000 by and among the Registrant and Fleet Bank, National Association as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and The Lenders Party Thereto, filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.

4 (ii)* Credit Agreement dated as of April 24, 2002 between the Registrant, UBS AG, Stamford Branch, as Administrative
                  Agent, UBS Warburg LLC, as Arranger, Fleet National Bank, as Syndication Agent, and the Lenders Party Thereto, filed as Exhibit 2.3 to the Registrant's Current Report on Form 8-K bearing cover date of April 24, 2002.

*  Incorporated herein by reference.
(a) Management contract or compensatory plan or arrangement.

                 Exhibit Index
                 -------------
Exhibit
Number           Description of Exhibit
-------------    ----------------------

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

10.1 (a) Pall Corporation 1991 Stock Option Plan, as amended effective April 17, 2002.

10.2 (a) Pall Corporation 1993 Stock Option Plan, as amended effective April 17, 2002.

10.3 (a) Pall Corporation 1995 Stock Option Plan, as amended effective April 17, 2002.

10.4 (a) Pall Corporation 1998 Stock Option Plan, as amended effective April 17, 2002.

10.5 (a) Employment agreement dated April 8, 2002 between the Registrant and Gregory Scheessele.

10.6 (a)         Service agreement dated March 1, 2002 between
                 Pall Europe Limited and Marcus Albert Wilson.

10.7 (a)         Service agreement dated March 1, 2002 between
                 Pall Europe Limited and Neil MacDonald.

*  Incorporated herein by reference.
(a) Management contract or compensatory plan or arrangement.