Form 10-K
period 2002-08-03
PALL CORP
filed 2002-10-25
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 3, 2002 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 1-4311

PALL CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1541330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Northern Boulevard, East Hills, NY	11548
(Address of principal executive offices)	(Zip Code)

(516) 484-5400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock $.10 par value	New York Stock Exchange
Common Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,860,412,899, based on the closing price on October 4, 2002.

The number of common shares, $.10 par value, outstanding of the registrant was 122,835,795 shares on October 4, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2002 annual meeting of shareholders, previously filed (hereinafter referred to as the “Proxy Statement”), are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS.

(a) General development of business.

Pall Corporation, incorporated in July 1946, and its subsidiaries (hereinafter collectively called “the Company” or referred to as “we” or “our” unless the context requires otherwise) is a leading supplier of fine filters, principally made by the Company using its proprietary filter media, and other fluid clarification and separations equipment for the removal of solid, liquid and gaseous contaminants from a wide variety of liquids and gases.

We serve customers in two principal markets: Life Sciences and Industrial. The two principal markets are further divided into five segments: Blood and BioPharmaceutical (which comprise the Life Sciences business) and General Industrial, Aerospace and Microelectronics (which comprise the Industrial business).

During the past five years, we have continued our development and sale of fluid clarification and separations products in a wide variety of markets. Additionally, in fiscal 2002, we acquired the Filtration and Separations Group (“FSG”) from United States Filter Corporation (“US Filter”), significantly expanding our presence in the Industrial market. For additional information, see Acquisition and Related Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Acquisitions Note in the notes accompanying the consolidated financial statements.

(b) Financial information about market segments.

For financial information by market segment, please see the Market Segment Information and Geographies Note in the notes accompanying the consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(c) Narrative description of business.

We are a specialty materials and engineering company with the broadest-based filtration, separations and purification capabilities in the world. Our proprietary products are used to discover, develop and produce pharmaceuticals, produce safe drinking water, protect hospital patients, remove white blood cells from blood, enhance the quality and efficiency of manufacturing processes, keep equipment running efficiently and protect the environment. Requirements for product quality, purity, environmental preservation, health and safety apply to a wide range of industries and across geographic borders. We have a 56-year history of commercializing successful products and continue to develop new materials and technologies for the Life Sciences and Industrial markets and their increasingly difficult fluid filtration, purification and separation challenges. We have an array of core materials and technologies that can be combined and manipulated in many ways to solve complex fluid separation challenges. These proprietary materials, coupled with our ability to engineer them into useful forms, are the foundations of our capabilities. Our proprietary materials enable us to provide customers with products that are well matched to their needs, to develop new products and to enter new markets. With the addition of FSG, we have enhanced our library of proprietary materials and technologies with sophisticated offerings such as asymmetric membranes, selective adsorption, melt-blown media, nano ceramic membranes and metallic fiber media.

We actively pursue only those applications in which Pall products can make a substantial difference to the customer and especially target projects that will result in real gains in performance and economics. The products sold are principally filters made with proprietary Pall filter media produced by chemical film casting, melt-blowing of polymer fibers, papermaking and metallurgical processes. Metal and plastic housings for our filters and a wide variety of appurtenant devices are also made. Competition is intense in all of our markets and includes many large and small companies in our global markets; however, no one company has a significant presence in all of our markets.

LIFE SCIENCES BUSINESS:

Our Life Sciences technologies facilitate the process of drug discovery and development and help ensure that drugs are produced to the highest standards. Many of the latest intravenous therapies require administration to patients through a Pall filter. Our capability in the life sciences industry is a unique competitive strength and an important element of our strategy going forward.

Sales in the Blood and BioPharmaceutical markets are made through direct sales and through distribution. Backlog information is omitted for these markets, as it is not considered meaningful to an understanding of these portions of the Company’s business.

We feel that safety, efficacy, ease of use, technical support, as well as price, are the principal competitive factors in this business, although economy of use is important. Our principal competitors in the Blood segment include Baxter, Asahi Medical, Maco Pharma, Terumo and Fresenius, and our principal competitors in the BioPharmaceutical segment include Millipore, Sartorius and CUNO.

BLOOD:

We sell disposable blood filtration and cardiovascular filtration products primarily to blood centers and hospitals. Our products are used to remove leukocytes (white blood cells) from blood used in transfusions and to filter out particulates, bacteria and viruses in the course of open-heart surgery, organ transplants, dialysis, intravenous feeding and breathing therapy. Leukocytes in donor blood can cause serious medical complications. Filtering out white blood cells reduces transfusion-related suppression of the immune system and helps protect against post-surgical infection. Based on medical risk and clinical benefits of filtration, hospitals and blood centers around the world have been converting to filtered blood. More than twenty countries either already are filtering all of their donor blood or are moving toward this as a goal. In the U.S., the Food and Drug Administration recommends blood filtration, and we believe that it is becoming the standard of care.

BIOPHARMACEUTICALS:

The BioPharmaceutical segment includes sales of separation systems and disposable filters primarily to pharmaceutical, biotechnology and laboratory companies. We provide a broad range of advanced filtration solutions for each critical stage of drug development. Our product lines start in the laboratory with drug discovery, gene manipulation and proteomics applications. Our filtration systems and validation services allow drug manufacturers the quickest and surest path through the regulatory process and on to the market.

We believe that our established record of product performance and innovation is a particularly strong advantage among biopharmaceutical customers, because of the high costs and safety risks associated with drug development and production.

INDUSTRIAL BUSINESS:

We provide enabling and process enhancing technologies throughout the industrial marketplace. This includes the machinery and equipment, aerospace, microelectronics, municipal and industrial water, fuels, chemicals, energy, and food and beverage industries. We have the capability to provide customers with integrated solutions for all of their process fluids.

GENERAL INDUSTRIAL:

Included in this diverse segment are sales of filters, coalescers and separation systems for hydraulic, fuel and lubrication systems on manufacturing equipment across many industries as well as to producers of oil, gas, electricity, chemicals, food and beverages, municipal and industrial water and paper. Virtually all of the raw materials, process fluids and waste streams that course through industry are candidates for multiple stages of filtration, separation and purification.

We believe that technologies that purify water for use and reuse represent an important opportunity. Governments around the world are implementing stringent new regulations governing drinking water standards and we believe that our filters and systems provide a solution for these requirements. With the acquisition of FSG we have increased our presence in the stable and growing food and beverage sector and we have enhanced our ability to better serve our other industrial markets.

Backlog at August 3, 2002 was approximately $98,627,000. Our sales to General Industrial customers are made through our personnel and through distributors and manufacturers’ representatives. We believe that product performance and quality, and service to the customer, as well as price, are the principal competitive factors in this market. Our principal competitors in the General Industrial segment include CUNO, US Filter, Sartorius and Parker Hannifin.

AEROSPACE:

The Aerospace segment includes sales of filtration and fluid monitoring equipment to the aerospace industry for use on commercial and military aircraft, including hydraulic, lubrication, and fuel filters, coalescers to remove water from fuel, filters to remove viruses from aircraft cabin air and filter monitoring systems. Our products and systems are also used in ships and land-based military vehicles. Commercial and Military sales each represented 50% of total Aerospace sales.

Our products are sold to customers in this segment through a combination of direct sales and through distribution. Backlog at August 3, 2002 was approximately $70,157,000. Competition varies by product, and no single competitor competes with us across all sub-segments of Aerospace; however, our principal competitors include Donaldson, ESCO Technologies Inc. and FACET.

The Company believes that performance and quality of product and service, as well as price, are determinative in most sales.

MICROELECTRONICS:

Included in this segment are sales of disposable filtration products to producers of semiconductors, computer terminals, fiber optics, disc drives, thin film rigid discs and photographic film. The drive to shrink the size of computer components requires increasingly fine levels of filtration and purification, sometimes down to the level of parts per trillion. From the raw materials of silicon and water to the gases and chemicals of chip manufacture, we have extensive engineered solutions for the needs of this demanding industry.

Our products are sold to customers in this segment through our own personnel, distributors and manufacturers’ representatives. Backlog at August 3, 2002 was approximately $15,058,000. We believe that performance and quality of product and service, as well as price, are determinative in most sales. The principal competitors in the Microelectronics market include, Mykrolis, Parker Hannifin and Mott.

The following comments relate to the five segments discussed above:

RAW MATERIALS:

Most raw materials used by the Company are available from multiple sources. A limited number of materials are proprietary products of major chemical companies. The Company believes that it could find satisfactory substitutes for these materials should they become unavailable, as it has done several times in the past.

PATENTS:

The Company owns a broad range of patents covering its filter media, filter designs and other products, but it considers these to be mainly defensive, and relies on its proprietary manufacturing methods and engineering skills. However, it does act against infringers when it believes such action is economically justified.

The following comments relate to the Company’s business in general:

1)	With few exceptions, research activities conducted by the Company are company-sponsored. Such expenditures totaled $54,778,000 in 2002, $56,041,000 in 2001 and $51,434,000 in 2000.
2)	No one customer provided 10% or more of the Company’s consolidated sales in fiscal 2002, 2001 or 2000.
3)	The Company is in substantial compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, compliance with environmental matters has not had a material effect upon the Company’s capital expenditures or competitive position.
4)	For a further description of environmental issues see Item 3, Legal Proceedings and the Contingencies and Commitments Note in the notes accompanying the consolidated financial statements.
5)	At August 3, 2002, the Company employed approximately 10,700 persons.

(d)     Financial information about geographic areas.

For financial information by geographic area, please see the Segment Information and Geographies Note in the notes accompanying the consolidated financial statements.

ITEM 2.  PROPERTIES.

The following represent the Company’s significant facilities.

Location	Type	Markets	Square Feet

OWNED:
Western Hemisphere
Cortland, NY	Plant & office	Life Sciences & Industrial	338,000
East Hills, NY	Office, plant & warehouse	Headquarters & all markets	326,000
DeLand, FL	Plant	Industrial	275,000
Fajardo, Puerto Rico	Plants, warehouse & laboratory	Life Sciences & Industrial	259,000
Pt. Washington, NY	Office, laboratory & training center	Life Sciences & Industrial	215,000
Ann Arbor, MI	Plant, office & warehouse	Life Sciences	180,000
New Port Richey, FL	Plant & office	Industrial	166,000
Timonium, MD	Plant & office	Industrial	160,000
Covina, CA	Plant, office & laboratory	Life Sciences	134,000
Ft. Myers, FL	Plant, office & warehouse	Industrial	111,000
Hauppauge, NY	Plant & office	Life Sciences	75,000
Pensacola, FL	Plant	Life Sciences	73,000
Putnam, CT	Plant	Life Sciences & Industrial	62,000
Europe
Bad Kreuznach, Germany	Plant & office	Life Sciences & Industrial	470,000
Waldstetten, Germany	Plant & office	Industrial	420,000
Portsmouth, U.K.	Plant, office, warehouse & laboratory	Life Sciences & Industrial	248,000
Tipperary, Ireland	Plant	Life Sciences & Industrial	178,000
Redruth, U.K.	Plant, office & warehouse	Industrial	163,000
Crailsheim, Germany	Plant & office	Industrial	120,000
Ilfracombe, U.K.	Plant & office	Life Sciences & Industrial	112,000
Newquay, U.K.	Plant & office	Life Sciences & Industrial	106,000
Bazet, France	Plant	Industrial	111,000
Frankfurt, Germany	Office & warehouse	Life Sciences & Industrial	72,000
Ascoli, Italy	Plant, office & warehouse	Life Sciences	71,000
Paris, France	Office & warehouse	Life Sciences & Industrial	65,000
Lyon, France	Plant	Industrial	26,000
Asia
Tsukuba, Japan	Plant, laboratory & warehouse	Life Sciences & Industrial	120,000
LEASED:
Western Hemisphere
Timonium, MD	Plant	Industrial	71,000
Covina, CA	Plant & warehouse	Life Sciences	66,000
Cortland, NY	Warehouse	Industrial	40,000
Tijuana, Mexico	Plant	Life Sciences	40,000
Europe
Frankfurt & Hamburg, Germany	Office & warehouse	Life Sciences & Industrial	100,000
Milan, Italy	Office & warehouses	Life Sciences & Industrial	54,000
Vienna, Austria	Office & warehouse	Life Sciences & Industrial	100,000
Madrid, Spain	Office & warehouse	Life Sciences & Industrial	28,000
Asia
Beijing, China	Plant, office & warehouse	Life Sciences & Industrial	137,000
Tokyo, Osaka, Nagoya, Japan	Offices	Life Sciences & Industrial	39,000

In the opinion of management, these premises are suitable and adequate to meet the Company’s requirements.

ITEM 3.  LEGAL PROCEEDINGS.

In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by the Company in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900,000 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. In July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. The Company’s plan has been submitted to, and approved by, both the Court and the State. In the opinion of management, to date the Court has expressed its satisfaction with the Company’s progress. More recently, the State asserted in correspondence dated June 5, 2001 that additional stipulated penalties in the amount of $141,500 were owed for a separate alleged violation of the consent judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request under advisement, pending the results of certain groundwater monitoring data. Finally, on August 9, 2001, the State made a written demand for reimbursement of $227,462 it has allegedly incurred for groundwater monitoring. Gelman considers this claim barred by the consent judgment. The reserve of approximately $19,600,000 of accruals reflected in the Company’s balance sheet at August 3, 2002 relates mainly to the aforementioned cleanup. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate.

Reference is also made to the Contingencies and Commitments Note in the notes accompanying the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal year 2002.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Pall Corporation’s Common Stock is listed on the New York and London stock exchanges. The table below sets forth quarterly data relating to the Company’s Common Stock prices and cash dividends declared per share for the past two fiscal years.

		2002		2001		Cash dividends declared per share

Price per share		High	Low	High	Low	2002	2001

Quarter:	First	$24.74	$17.50	$23.31	$19.06	$0.170	$0.165
	Second	25.00	20.16	24.88	17.94	0.170	0.170
	Third	23.40	16.75	26.25	20.20	0.090	0.170
	Fourth	23.42	15.90	24.35	22.25	0.090	0.170

In April 2002, the Company reduced the quarterly dividend to $0.09 from the previous $0.17 level. The approximately $40 million in cash conserved annually may be used for future investments, debt reduction or other means of creating shareholder value.

There are approximately 5,300 holders of record of the Company’s Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

On April 24, 2002, the Company acquired FSG. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). The operating results of FSG are reported in the Company’s results of operations from April 28, 2002. Refer to the Acquisitions Note in the notes accompanying the consolidated financial statements for a discussion of this transaction, including pro forma information.

(In millions, except per share data and number of employees)	2002		2001		2000		1999		1998

RESULTS FOR THE YEAR:
Sales	$1,290.8		$1,235.4		$1,224.1		$1,147.1		$1,087.3
Costs of Sales	654.9		591.2		565.5		555.3		480.8
Selling, general and administrative expenses	440.0		404.0		396.1		398.7		385.9
Research and development	54.8		56.1		51.4		56.5		58.5
Restructuring and other charges, net	26.8		17.2		8.6		64.7		19.2
Interest expense, net	14.3		16.6		14.1		13.0		7.9

Earnings before taxes	100.0	(b)	150.3	(c)	188.4	(d)	58.9	(e)	135.0	(f)
Income taxes	26.8		32.3		41.8		7.4		41.4

Net earnings	$73.2		$118.0		$146.6		$51.5		$93.6

Earnings per share:
Basic	0.60		0.96		1.18		0.41		0.75
Diluted	0.59		0.95		1.18		0.41		0.75
Pro forma diluted earnings per share: (a)	0.82		1.08		1.26		0.94		0.94
Dividends declared per share	0.52		0.68		0.66		0.64		0.61
Capital expenditures	69.9		77.8		66.5		71.2		85.1
Depreciation and amortization	74.0		71.5		72.0		74.8		73.1

YEAR-END POSITION:
Working capital	$477.8		$465.1		$329.7		$199.3		$201.8
Property, plant and equipment, net	605.1		503.0		503.8		507.0		520.6
Total assets	2,027.2		1,548.5		1,507.3		1,488.3		1,363.2
Long-term debt	619.7		359.1		223.9		116.8		111.5
Total liabilities	1,207.5		778.5		746.0		757.6		597.6
Stockholders’ equity	819.7		770.0		761.3		730.7		765.6

(a)	Pro forma earnings per share for fiscal years 2002, 2001, 2000, 1999 and 1998 ignores the restructuring and other charges described in notes (b) through (f) below and includes a pro forma adjustment to increase earnings (after pro forma tax effect) by $3.0, $2.7, $2.5 and $2.0 million, respectively (2 cents per share in fiscal years 2001, 2000 and 1999 and 1 cent per share in 1998), due to the adoption of SFAS 142, “Goodwill and Other Intangible Assets.”
(b)	Includes Restructuring and other charges of $32.8 million (including a $6.0 million one-time purchase accounting adjustment contained in cost of sales) or 23 cents per share (after pro forma tax effect).
(c)	Includes Restructuring and other charges of $17.2 million or 11 cents per share (after pro forma tax effect).
(d)	Includes Restructuring and other charges, net, of $12.0 million (including $3.4 million contained in cost of sales) or 6 cents per share (after pro forma tax effect).
(e)	Includes Restructuring and other charges of $89.4 million (including $24.7 million contained in cost of sales) or 51 cents per share (after pro forma tax effect).
(f)	Includes a one-time charge of $27.0 million or 22 cents per share (after pro forma tax effect) to write-off in process research and development related to the Rochem acquisition, offset by $7.8 million or 4 cents per share (after pro forma tax effect) of other income, net.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with Pall’s Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K report. The discussions under the subheadings “Review of Market Segment and Geographies” below are in local currency unless indicated otherwise. As used below, “½%” indicates that we have rounded the relevant data up or down to the nearest one-half percentage point.

Acquisition and Related Matters

On April 24, 2002, we acquired FSG for total cash consideration of $360 million, subject to a post closing adjustment of the purchase price based on the net assets acquired as of April 27, 2002. The amount of the consideration was determined by our Board of Directors after review of the FSG business and its potential impact on our operations.

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

The acquisition was initially funded with a 364-day variable rate (LIBOR plus 57.5 basis points) credit facility. On August 1, 2002, we issued $280 million of 10-year bonds at an annual interest rate of 6%. The proceeds were utilized to repay a portion of the interim acquisition credit facility. The remainder of the acquisition credit facility was financed on October 18, 2002, with a $100 million bank term loan at a rate based on LIBOR plus 100 basis points.

As a result of the additional borrowing to fund the acquisition, waivers of certain non-financial covenants were obtained and the funded debt covenant of our existing senior revolving credit facility and private placement debt was amended. Additionally, as a result of the increased debt level, Standard & Poors lowered our credit rating to single ‘A’ minus from single ‘A’. The expected annual increase in interest expense as a result of the revised credit rating approximates $.7 million.

FSG’s balance sheet has been consolidated with our balance sheet as of August 3, 2002 and its earnings for the fourth quarter of fiscal 2002 have been included in our consolidated operating results for the twelve months ended August 3, 2002.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141. SFAS No. 141 requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. As such, the cost of the acquisition has been allocated in the accompanying consolidated balance sheet at August 3, 2002, with the exception of in-process research and development and patented and unpatented technology; the valuations of these items have not progressed to a stage where there is sufficient information to value them. The finalization of these valuations will affect future earnings as in-process research and development will be immediately charged to earnings and finite-lived amortizable intangible assets will be amortized over their estimated useful lives. The August 3, 2002 consolidated balance sheet reflec ts the preliminary allocation of the purchase price and goodwill of $207.1 million. At the date of acquisition, management began formulating integration plans, which contemplate the closure of redundant facilities and the sale of certain businesses. In addition, the synergies created by joining the two organizations have resulted in employee terminations. The condensed consolidated balance sheet at August 3, 2002 reflects liabilities for such items; however, we will continue to finalize and announce other integration plans during fiscal 2003. The finalization of these integration plans concerning FSG’s facilities and employees, as well as the technology valuations will be reported in future periods as increases and decreases to goodwill and to the assets acquired and liabilities assumed. The financial statement impact of integration plans that concern Pall facilities and employees will be reflected in earnings.

For more detail regarding the FSG acquisition, please refer to the Acquisitions Note in the notes accompanying the consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may differ from estimates. The following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results, and that require judgment. See also the notes accompanying the consolidated financial statements, which contain additional information regarding our accounting policies.

Purchase Accounting

The acquisition of FSG described above required us to use the purchase method in accordance with SFAS No. 141.

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by SFAS No. 141, the Company has one year following the acquisition to finalize estimates of the fair value of assets and liabilities acquired. To assist in this process, the Company obtained appraisals from an independent valuation firm.

As discussed above, valuations for all but the acquired technology are complete. There are various methods used to estimate the value of tangible and intangible assets acquired, such as discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. There are also judgments made to determine the expected useful lives assigned to each class of assets and liabilities acquired.

Revenue Recognition

Revenue is recognized when title and risk of loss have transferred to the customer and when contractual terms have been fulfilled. Long-term contracts are accounted for under the percentage of completion method based upon the ratio of costs incurred to date compared with estimated total costs to complete them. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses.

Allowance for Doubtful Accounts

We evaluate our ability to collect outstanding receivables and provide allowances when collection becomes doubtful. In performing this evaluation, significant estimates are involved, including an analysis of specific risks on a customer-by-customer basis. Based upon this information, management reserves an amount believed to be uncollectible. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Inventories

Inventories are valued at the lower of cost (principally on the first-in, first-out method) or market. The Company records adjustments to the carrying value of inventory based upon assumptions about historic usage, future demand and market conditions. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future conditions, customer inventory levels or competitive conditions differ from our expectations.

Pension Plans

The company sponsors pension plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of the participants. These differences may have a significant effect on the amount of pension expense recorded by the Company.

Accrued Expenses

The Company estimates certain material expenses in an effort to record those expenses in the period incurred. The most material accrued estimates relate to environmental proceedings and insurance-related expenses, including self-insurance. Environmental accruals are recorded based upon historical costs incurred and estimates for future costs of remediation and on-going legal expenses. Workers’ compensation and general liability insurance accruals are recorded based on insurance claims processed including applied loss development factors. Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

Income Taxes

Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such a determination is made.

We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance would not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the United States. At August 3, 2002, the cumulative earnings upon which United States income taxes have not been provided are approximately $327 million. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the Federal tax liability associated with the foreign dividend; however, a determination of any residual U.S. tax on such repatriation is not practicable.

Results of Operations 2002 Compared with 2001

Review of Consolidated Results

Sales for fiscal 2002 were $1,290.8 million as compared with $1,235.4 million in fiscal 2001. Exchange rates reduced reported sales for the year by $7.7 million, or ½%, primarily due to the weakness of the Yen and to a lesser extent the Argentine Peso, partly offset by the strengthening of the Euro. In local currency (i.e., had exchange rates not changed period over period), sales increased 5% year over year. Pricing was flat as compared with fiscal 2001. FSG, which was acquired at the end of the third quarter of fiscal 2002, contributed $72.9 million to sales for the year. Excluding FSG, sales in local currency declined 1%. We were pleased with our top line performance in light of the difficult environment we have been operating in all year. Our full year sales reflected an approximate $45 million reduction on a reported basis in Microelectronics (excluding the impact of FSG), the effect of pricing reductions for blood filters in the first three quarters fiscal 2002, as well as the effect of the downturn in the commercial aerospace market and the malaise in the U.S. industrial markets. We have ended this fiscal year on an upbeat note and in the fourth quarter we achieved record sales with and without FSG. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

Cost of sales, as a percentage of sales, increased 2.5% to 50.3% (before a one-time purchase accounting adjustment of $6 million, discussed below) from 47.8% last year. The increase in cost of sales reflects the reduced pricing related to multiple long-term contracts with large blood center customers, most of which took effect in the fourth quarter of fiscal 2001; inventory write-downs in Asia, and the effect of a change in product mix. Additionally, the acquisition of FSG, which historically operated at lower gross margins than Pall, had the effect of increasing cost of sales by .6% in fiscal 2002.

Selling, general and administrative expenses as a percentage of sales increased 1.4% to 34.1% from 32.7% in fiscal 2001. The year over year comparison of selling, general and administrative expenses as a percentage of sales was negatively impacted by a $2.5 million property tax refund that reduced last year’s expenses and by $3.1 million in costs incurred in the current year to integrate FSG. Excluding these factors, selling, general and administrative expenses as a percentage of sales would have increased .9%, reflecting severance payments unrelated to acquisitions, and inflationary increases in certain costs such as salaries, pension expense and insurance. FSG added $21.8 million to selling, general and administrative expenses in the year.

We have identified $30 million in annualized cost synergies (of which we expect to realize $15 million in fiscal year 2003 and $15 million in fiscal year 2004) as a result of our integration of FSG and we are continuing to evaluate other potential cost savings. In fiscal 2003, we expect an increase in pension costs of approximately $4 million in light of the current rates of return and discount rates. In addition, we expect an increase in insurance premiums of approximately $3.5 million. We will continue efforts to hold down controllable costs to offset the impact of these increased costs.

Research and Development (“R&D”) expenses declined to 4.2% of sales from 4.5% in fiscal 2001, reflecting our efforts to hold down controllable costs. FSG added $1.7 million to R&D expenses in the year. The fourth quarter of fiscal 2002 included our final R&D payment to V.I. Technologies (“VITEX”) as a result of the modification of our partnership agreement to eliminate shared research costs. We have worked successfully with VITEX on the development of pathogen-reduced red blood cells and have brought this technology to pivotal Phase III clinical trials. In fiscal 2002, we incurred $6 million in R&D costs as a result of this agreement. Going forward, we will share in VITEX’s success through royalties on sales as well as stock ownership in the company, but will not have further responsibility for R&D. Our products are assured access to the VITEX platform wherever it is commercialized. In t he coming months, we expect to fund a final $4 million milestone payment for equity, provided VITEX enrolls the first patient in the Phase III clinical trials on or before December 31, 2002. Reference is also made to the Other Current and Non-Current Assets Note in the notes accompanying the consolidated financial statements.

In fiscal years 2002 and 2001, we recorded restructuring, other charges and adjustments of $32.8 million and $17.2 million, respectively. The fiscal 2002 charges reflect severance costs related to the FSG acquisition, a one-time purchase accounting adjustment of $6 million included in cost of sales, an addition of $7 million to a previously established environmental remediation reserve and a $15 million write-down of two strategic investments. The fiscal 2001 restructuring charge primarily related to a reduction in workforce as part of our continued cost control efforts. The details of the fiscal 2002 and fiscal 2001 charges can be found in the Restructuring and Other Charges Note in the notes accompanying the consolidated financial statements. We expect to recover the costs of the restructuring-related charges within two years from the date of each charge.

Net interest expense for the year declined $2.3 million compared with fiscal 2001. The reduction in interest expense reflects decreased interest rates, lower average debt levels (during the first three quarters of fiscal 2002) compared with last year, and the benefits from a “receive fixed, pay variable” interest rate swap that we entered into on our $100 million private placement fixed rate debt at the end of the fourth quarter of fiscal 2001. The above positive benefits were partly offset by increased interest expense in the fourth quarter as a result of the interim borrowings to fund the acquisition of FSG.

The underlying effective tax rate for fiscal 2002 was 24% compared with 22% last year. The increase in the underlying effective tax rate reflects a change in the geographic distribution of profits compared with last year. We expect to sustain an underlying tax rate of 24% in fiscal 2003.

Net earnings for the year were $73.2 million, or 59 cents per share, compared with net earnings of $118 million, or 95 cents per share last year. Excluding the restructuring and other charges, net, in each year, and giving effect to the adoption of SFAS No. 142, Goodwill and other Intangible Assets (“SFAS No. 142”) as discussed below, net earnings were $100.9 million, or 82 cents per share, and $133.7 million, or $1.08 per share, in fiscal 2002 and 2001, respectively. FSG contributed 1 cent per share to fiscal 2002 earnings, which includes a 2 cent cost of financing and purchase accounting amortization.

The majority of the decline in net earnings for the year relates to lower sales, principally in our Microelectronics and Aerospace segments, lower gross margins, principally related to reduced pricing for large blood bank customers and a change in product mix. In addition, increased expenses that were related to the integration of FSG, severance costs (non-acquisition related) and the benefit in the prior year of a property tax refund, negatively impacted earnings for the year. Additionally, it is estimated that earnings per share decreased approximately 2 cents in the year, due to the negative effect of foreign currency exchange rates.

We implemented SFAS No. 142, in the first quarter of fiscal 2002. The full year effect on fiscal 2001 would have been to increase earnings by $3 million, after pro forma tax effect, or 2 cents per share.

Review of Market Segments and Geographies

The following table presents sales by market segment, including the effect of exchange rates:

	2002	2001	% Change		Exchange rate difference	% Change in local currency

Blood	$232,464	$233,325	(	½)	$(885)	—
BioPharmaceuticals	372,382	342,167	9		(414)	9

Total Life Sciences	604,846	575,492	5		(1,299)	5	½

General Industrial	407,382	346,459	17	½	(3,414)	18	½
Aerospace	158,753	158,310		½	753	—
Microelectronics	119,839	155,162	(23)		(3,773)	(20)

Total Industrial	685,974	659,931	4		(6,434)	5

Total	$1,290,820	$1,235,423	4	½	$(7,733)	5

Life Sciences sales for the year grew 5½% compared with last year. Excluding FSG, sales increased 4½%. Life Sciences represented approximately 47% of our total sales in fiscal 2002 and fiscal 2001. Excluding FSG, Life Sciences would have comprised 49% of total sales in the current year.

Within Life Sciences, Blood segment sales were flat compared with fiscal 2001 as a volume increase of 7% was offset by a price decrease of 7%. The reduction in pricing primarily related to multiple long-term supply agreements with large blood bank customers, the majority of which took effect in the fourth quarter of fiscal 2001. Blood sales were up 5% in the fourth quarter compared with fiscal 2001 reflecting the blood filter volume growth experienced as a result of these long-term contracts. Sales to blood centers continue to comprise approximately three quarters of our worldwide blood filter sales.

By geography, Western Hemisphere Blood sales, which represent about two-thirds of our worldwide Blood sales, were essentially flat year over year as increased Blood Center sales were offset by declines in Hospital and Cardiovascular sales. In Europe, Blood sales declined 3%, as growth in Hospital and Cardiovascular sales were offset by declines in Blood Center sales. Blood sales in Asia increased 6½% year over year, primarily due to strong growth in Blood Center sales in Hong Kong, Korea and Singapore.

BioPharmaceutical sales grew 9% compared with last year, reflecting growth in both our BioSciences and Pharmaceutical sub-markets. FSG accounted for 1½% of the BioPharmaceutical growth year over year. BioSciences, which sells to the laboratory, hospital and OEM markets, grew 8% driven by strong hospital and laboratory sales. Hospital sales grew 12% reflecting strong sales of our Aquasafe products, while sales in the laboratory market grew 9½% reflecting strong sales in the molecular biology arena. Additionally, sales in our laboratory market have benefited from our innovative distribution agreement with VWR International, which allows our customers easy access to a full range of product and service needs. Laboratory sales also have been positively impacted by the launch of our first 96 well plate products from our strategic alliance with Qiagen. By geography, BioSciences sales growth was driven by sales in the Western Hemispher pe. In Asia, sales were up slightly.

The Pharmaceutical sub-market grew 9½% compared with fiscal 2001 reflecting robust sales in the biotechnology sector during the first half of the year. All geographies contributed to this gain; however, Pharmaceutical product sales were particularly strong in Europe and Asia.

Our Industrial business accounted for approximately 53% of total sales this year (51% excluding FSG) and last year. Industrial sales grew 5% compared with last year reflecting the acquisition of FSG, which contributed $67.3 million in sales in the fourth quarter. Excluding FSG, sales for our Industrial business were down 5½% reflecting a sharp decline in Microelectronics sales (see the following discussion regarding Microelectronics segment sales). Excluding Microelectronics, as well as the impact of the FSG acquisition, sales for the balance of our industrial business increased 1%.

General Industrial segment sales, which are the largest portion of our Industrial business, increased 18½% compared with last year fueled by FSG, which contributed $58.1 million in sales in the fourth quarter. Excluding

FSG, sales were up 2%, despite a backdrop of weakened U.S. and European demand in the cyclical industrial end markets. For the year, solid double-digit growth was achieved in the Power Generation, Food & Beverage and Water Processing product lines both with and without FSG, as these are generally non-cyclical in nature. The Fuels & Chemicals sub-market, which was one of the largest beneficiaries of FSG sales, grew 31½% and excluding FSG, posted low single-digit growth. Sales in Machinery & Equipment, the largest market within General Industrial, declined 2% year over year (down 7%, excluding FSG). The Machinery & Equipment market includes cyclical markets such as pulp & paper, primary metals, machine tools and mobile equipment; as such, sales were negatively impacted by weakened demand throughout fiscal 2002, principally in the U.S.

By geography, General Industrial sales in Asia were up 11½% (up 6%, excluding FSG) reflecting good growth in Fuels & Chemicals and Food & Beverage partly offset by declines in Water Processing and Power Generation. Machinery & Equipment sales in Asia were up slightly, but down 3½% excluding FSG. Sales in Europe increased 23% compared with last year, primarily due to the acquisition of FSG, which contributed $35 million in sales in the fourth quarter. Excluding FSG, General Industrial sales in Europe were up 1%, as moderate growth in Power Generation, Water Processing and Fuels & Chemicals were partly offset by declines in Food & Beverage and Machinery & Equipment. In the Western Hemisphere, sales increased 17% year over year attributable to the acquisition of FSG, which added $19 million in sales in the fourth quarter. Excluding FSG, sales were flat as strong growth in the non-cyclical markets such as P ation, Water Processing and Food & Beverage was offset by a decline in Machinery & Equipment attributable to weakened demand in the U.S. marketplace.

Aerospace sales were flat compared with fiscal 2001 as strong growth in Military sales (up 20%) during the first half of the year was offset by an overall decline in the Commercial side of the business of 14½%, which reflects the continued downturn in the commercial airline industry after the tragic events of September 11. Military sales comprised 50% of total Aerospace sales this year compared with 41% last year. We expect Aerospace to grow in the low single digits in fiscal 2003, with some upside potential when the Commercial market recovers.

By geography, Aerospace sales in Europe were flat as strong Military and Commercial Marine Water sales were offset by a decline in the balance of the Commercial business. In the Western Hemisphere, where approximately 63% of the Commercial Aerospace business is generated, sales were down 2½%, as declines in the Commercial side of the business more than offset strong growth in Military sales. Asia reported strong growth in both Military and Commercial Aerospace sales, although the size of our Aerospace business there is not as significant.

Microelectronics sales declined 20% compared with last year, which includes $9.2 million in sales generated from FSG. Excluding FSG, sales declined approximately $40.7 million or 26%. All geographies reported double-digit declines in Microelectronics sales year over year. In dollars, the Western Hemisphere and Asia were hit the hardest. We are beginning to see signs of a recovery, and on a sequential quarter basis, sales were up 23% from quarter three (excluding FSG). We continue to develop new products and are well positioned to benefit from the next up cycle. Additionally, our acquisition of FSG materially strengthens our position in this marketplace.

The consolidated operating profit as a percentage of sales for the year declined to 16.3% from 19.8% in fiscal 2001. In Life Sciences, overall operating profit declined to 19.8% from 21.5% last year reflecting the impact of reduced pricing related to multiple long-term contracts with large blood center customers, the majority of which took effect in the fourth quarter of fiscal 2001. The benefit of increased volume as a result of these contracts partly offset the negative impact of the reduced pricing.

Within Life Sciences, Blood operating profit for the year declined to 14.1% from 17.2% last year reflecting the price decreases mentioned previously. Operating profit in BioPharmaceutical decreased to 23.4% from 24.4% last year, attributable to a change in product mix.

Overall operating profit in Industrial decreased to 13.2% from 18.4% last year, reflecting the effect of lower sales (excluding the effects of the FSG acquisition) coupled with a change in product mix. General Industrial operating profit declined to 11.1% from 16.7% last year, reflecting decreased Machinery & Equipment sales and a change in product mix. Aerospace operating profit declined to 23.6% from 29.1% last year primarily due to decreased sales volume and a change in product mix. Reflecting the sales volume reduction, Microelectronics operating profit was 6.2% compared with operating profit of 11.2% last year.

General corporate expenses increased $1.9 million year over year reflecting the $2.5 million property tax refund that reduced last year’s expenses and $1.8 million in costs incurred this year to integrate FSG, partly offset by our continued efforts to hold down controllable costs.

By geography, sales in the Western Hemisphere increased 2%. However, excluding the impact of FSG, sales declined 2½%. Exchange rates, primarily related to the weakening of the Argentine Peso, negatively impacted sales for the year by $3.5 million. Operating profit declined to 12.3% from 16.6% last year. The shortfalls in operating profit reflect the reduced pricing in the blood bank contracts mentioned above as well as the effects of lower Industrial sales coupled with a change in the Industrial product mix.

In Europe, sales increased 10½%; excluding the impact of FSG, sales were up slightly. The strengthening of European currencies added $7 million in sales in the year, resulting in reported sales growth (excluding FSG) of 3%. Operating profit declined to 15.4% from 17.5% last year reflecting lower sales volumes in several markets.

Sales in Asia increased 3%; excluding the impact of FSG, sales were flat. A weakening of the Yen reduced sales by $11.3 million in the year, resulting in a decline in sales on a reported basis of 4½% (without FSG). Operating profit declined to 15.9% from 18.1% last year primarily due to the effects of the weakening Yen, inventory write-downs in the fourth quarter and the shortfall in Microelectronics sales.

2001 Compared with 2000

Review of Consolidated Results

Sales for fiscal 2001 were $1,235.4 million compared with $1,224.1 million in fiscal 2000. Adverse fluctuations in foreign exchange rates, particularly the Euro and the Yen, reduced sales by $65.7 million or 5½% for the year. In local currency, sales increased 6½% year over year. Pricing changes had an immaterial impact on sales. For a detailed discussion of sales, refer to paragraphs below under “Review of Market Segments and Geographies.”

In fiscal 2001, we adopted the provisions of Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees.” Accordingly, we reclassified freight costs incurred to deliver products to customers, which were historically included in “Selling, general and administrative expenses” to “Cost of sales.” The amount of freight cost reclassified to cost of sales approximated $7.8 million in each of the years ended July 28, 2001, and July 29, 2000.

Cost of sales, as a percentage of sales, increased 1.9% to 47.8% from 45.9% last year (before restructuring and other charges, net, discussed below). Charges aggregating $7.8 million for blood product inventories in Europe and the Western Hemisphere and to update membrane filtration systems primarily in the BioPharmaceutical market negatively impacted cost of sales year over year. Additionally, last year benefited from some high margin business and from an unfulfilled supply agreement, neither of which repeated this fiscal year. Fiscal 2001 cost of sales, as a percentage of sales, also reflects the negative impact of foreign exchange on sales, as well as the reduced pricing related to a new agreement reached with a major Blood customer in the fourth quarter.

Selling, general and administrative expenses as a percentage of sales increased 0.3% to 32.7% from 32.4% in fiscal 2000. The increase for the year reflects the loss on the sale of an investment of approximately $1 million as well as the effect of exchange rates on the comparison of expenses to sales. Because approximately half of SG&A expenses are incurred in the United States and about 55% of sales occur in foreign locations, the negative impact of exchange rates on sales also negatively impacted the comparison of expenses to sales. A $2.5 million property tax refund in fiscal 2001 partially offset the above.

R&D expenses increased to 4.5% of sales in fiscal 2001 from 4.2% in fiscal 2000 due to the funding of the development of pathogen reduction technology with VITEX.

In fiscal years 2001 and 2000, we recorded Restructuring and other charges, net, of $17.2 million and $12.0 million, respectively, as part of our continued efforts to control costs. The details of the fiscal 2001 and fiscal 2000 charges can be found in the Restructuring and Other Charges Note in the notes accompanying the consolidated financial statements. We expect to recover the costs of the restructuring-related charges within two years from the date of each charge.

Net interest expense increased $2.6 million compared with fiscal 2000. In the first quarter of fiscal 2001, we completed a $100 million private placement of 7.83% fixed rate debt and closed a $200 million unsecured senior revolving credit facility based on floating rate LIBOR. As a result of these transactions, uncommitted lines of credit amounting to $230 million were cancelled. The transactions resulted in more stability in borrowings at a higher interest cost, as the rates paid on the uncommitted lines of credit were lower than the rates paid on the private placement and senior revolving credit facility. The impact of increased interest costs was partially offset by the decrease in our debt, net of cash and short-term investments.

Due to the continued movement of manufacturing to lower tax jurisdictions such as Puerto Rico and Ireland, the geographic mix of our taxable income has reduced our underlying effective tax rate from 23% in fiscal 2000 to 22% in fiscal 2001.

Net earnings were $118 million, or 95 cents per share in fiscal 2001, compared with net earnings of $146.6 million, or $1.18 per share last year. Excluding the restructuring and other charges, net, in both years, net earnings amounted to $130.7 million, or $1.06 per share, and $154.4 million, or $1.24 per share, in fiscal 2001 and 2000, respectively. Reported net earnings for fiscal 2001 and 2000 include charges equating to 11 cents per share and 6 cents per share (after pro forma tax effect), respectively. It is estimated that earnings per share in fiscal 2001 decreased about 13 to 16 cents due to the negative effect of foreign currency exchange rates.

Review of Market Segments and Geographies

The following table presents sales by market segment, including the effect of exchange rates:

	2001	2000	% Change		Exchange rate difference	% Change in local currency

Blood	$233,325	$224,753	4		$(7,695)	7
BioPharmaceuticals	342,167	346,515	(1	½)	(19,928)	4	½

Total Life Sciences	575,492	571,268		½	(27,623)	5	½

General Industrial	346,459	356,413	(3)		(24,008)	4
Aerospace	158,310	144,969	9		(5,173)	13
Microelectronics	155,162	151,451	2	½	(8,933)	8	½

Total Industrial	659,931	652,833	1		(38,114)	7

Total	$1,235,423	$1,224,101	1		$(65,737)	6	½

Blood sales grew by 7% in local currency year over year. In fiscal 2001, we continued to see the shift in sales from hospitals to blood centers. Reflecting this shift, local currency sales to hospitals declined 10% compared with fiscal 2000, while sales to blood centers increased 14%. Globally, sales to blood centers represent 71% of total fiscal 2001 Blood sales, up from 66% in 2000. Cardiovascular sales increased 22½% in local currency, also contributing to the growth in the Blood segment over the prior year. Total unit sales increased by approximately 20% year over year. The gap between the increase in blood filter dollar sales and unit sales reflects the continued shift away from higher priced systems to sterile dockable filters, a trend we began to see in the fourth quarter of fiscal 2000, as well as the signing of a major long-term supply agreement entered into with a large blood bank customer effective May 1, 2001.

Pursuant to the long-term supply agreement, the customer is required to purchase a certain percentage of its annual requirements (hereinafter the “annual contract minimum percentage”) from us at set prices each year. The customer is to receive an additional discount for purchases that exceed the annual contract minimum percentage and is to pay us a premium for amounts purchased that are below the annual contract minimum percentage.

By geography, strong growth in Blood sales in the Western Hemisphere and moderate growth in Asia were partially offset by decreased sales in Europe, particularly the United Kingdom, reflecting the strong market in the United States as well as a difficult comparison to last year as customers were stocking up in Europe. The Western Hemisphere represents about two-thirds of the global Blood business where the shift in blood filter sales from hospitals to blood centers was particularly evident as sales to hospitals declined 16½% while sales to blood centers increased 25½%.

BioPharmaceutical sales grew 4½% in local currency reflecting increases in the Pharmaceutical and BioSciences sub-markets of 8% and 1%, respectively. Sales grew well in all geographies with the exception of the Western Hemisphere, where sales declined 4½% compared with fiscal 2000, primarily related to a reduction in sales to certain OEM customers.

General Industrial sales increased 4% in local currency fueled by growth of 20%, 10½% and 4% in the Water Processing, Fuels & Chemicals and Machinery & Equipment sub-markets, respectively. The above increases were offset by a 12½% decline in the Power Generation sub-market as fiscal 2000 reflected a large sale to a power plant in Taiwan. Sales in the Food & Beverage sub-market were flat. Sales grew well in all geographies with the exception of the Western Hemisphere, where sales declined 9½% reflecting the impact of the slowing U.S. economy in the Industrial arena as well as the large sale to a power plant in fiscal 2000, mentioned above.

Aerospace experienced strong growth year over year, with local currency sales increasing 13%. The Commercial and Military sub-markets experienced double digit increases of 14½% and 12%, respectively, while Marine sales grew by 7½%. Growth was strong in all geographies, led by Asia, where local currency sales increased 25½%.

Microelectronics was the powerhouse of our growth early this year and last year; however, sales in the fourth quarter declined 29% due to the downturn in the semiconductor industry, resulting in overall growth for the year of 8½%. The downturn in the Microelectronics industry hit the hardest in the Western Hemisphere where sales declined 59% in the fourth quarter resulting in a decline of 11% for the year. Although both Asia and Europe experienced high double-digit growth earlier in the year, sales in the fourth quarter declined 10½% and 8%, resulting in overall growth for the year of 24% and 7%, respectively.

The consolidated operating profit as a percentage of sales for fiscal 2001 declined to 19.8% compared with 22.5% for 2000. In Life Sciences, operating profit declined to 21.5% from 27.7% last year. The reduced profit reflects start-up costs of new medical manufacturing facilities in Mexico and Italy, the Blood products inventory provisions, costs to upgrade certain membrane filtration systems in the BioPharmaceutical market, increased R&D for the development of pathogen reduction, reduced pricing related to a new agreement reached with major blood bank customers in the fourth quarter, reduced high margin sales in BioSciences, as well as amounts recognized in fiscal 2000 from an unfulfilled supply agreement that did not repeat in fiscal 2001.

Within Life Sciences, Blood operating profit for the year declined to 17.2% from 21.3% last year, reflecting the price decreases related to start-up costs for new manufacturing facilities, blood inventory provisions, increased R&D costs and reduced pricing related to contracts with major blood bank customers as mentioned above. Operating profit in BioPharmaceutical decreased to 24.4% from 31.8% last year, attributable to costs to upgrade certain membrane filtration systems, reduced high margin sales in BioSciences as well as amounts recognized in fiscal 2000 from an unfulfilled supply agreement that did not repeat in fiscal 2001 as mentioned above.

Operating profit in Industrial increased to 18.4% from 17.9% last year, attributable to the growth in Aerospace coupled with improved Industrial systems margins. Within Industrial, General Industrial operating profit increased to 16.7% from 15.1% last year attributable to improved margins on systems business. Aerospace operating profit improved to 29.1% from 28.3% in fiscal 2000 reflecting the strong sales growth in both Commercial and Military business. Microelectronics operating profit was 11.2% compared with operating profit of 14.5% last year. The loss of some high margin Microelectronics sales in the Western Hemisphere negatively impacted the operating profit margin year over year.

General corporate expenses were flat compared with last year as increased compensation related costs, the loss on the sale of an investment in the second quarter and increased Corporate R&D expenditures were offset by a $2.5 million property tax refund.

By geography, Western Hemisphere sales increased 1½% compared with last year, while operating profit declined to 16.6% from 21.6% last year. Contributing to the profit decline were the blood products inventory provisions, costs to upgrade certain membrane filtration systems in the BioPharmaceutical market, R&D costs related to the development of pathogen reduction with our partner, V.I. Technologies, Inc., costs for a new blood set manufacturing facility in Mexico, the loss of high margin BioPharmaceutical and Microelectronics sales, as well as price reductions in the blood filter product line. Additionally, fiscal 2000 included amounts recognized from an unfulfilled supply agreement that did not repeat in fiscal 2001.

Local currency sales for Europe increased 7% compared with prior year. On a reported basis, sales declined 3½% reflecting the impact of the weakened Euro, which decreased Europe’s sales by $44.5 million. Operating profit in Europe declined to 17.5% from 19% last year reflecting the weak Euro, the blood products inventory provision, as well as costs to ramp up the blood systems plant in Italy bought in the third quarter of last year.

Asia’s local currency sales increased 17½% compared with fiscal 2000 driven by strong sales in Japan and Korea. A weakening of the Yen late in the second quarter of 2001 caused the reported sales increases to be less than the local currency increase by $20.9 million, or 9½%. Operating profit in Asia improved to 18.1% from 16.1% last year due to strong sales volume, particularly in Microelectronics, Fuels & Chemicals and BioPharmaceutical.

Liquidity and Capital Resources

The Company’s balance sheet is affected by spot exchange rates used at the end of fiscal 2002 for translating local currency amounts into U.S. dollars. In comparing spot exchange rates at the end of fiscal 2001, the European and Asian currencies (especially the Euro, the Pound and the Yen) have strengthened against the U.S. dollar.

The acquisition of FSG in the third quarter of fiscal 2002 was initially funded via a $360 million 364-day variable rate (LIBOR plus 57.5 basis points) credit facility of which $10 million was repaid in the fourth quarter. On August 6, 2002, we issued $280 million of 10-year bonds at an annual interest rate of 6%. The proceeds were utilized to repay a portion of the interim acquisition credit facility. Additionally, on October 18, 2002, we refinanced the remainder of the acquisition credit facility with a $100 million term loan bearing interest based on LIBOR. As permitted by U.S. generally accepted accounting principles, the consolidated balance sheet at August 3, 2002 reflects the remaining $350 million of the interim acquisition facility as long-term debt (except for $15 million that matures in fiscal 2003), whereas the consolidated statement of cash flows reflects this amount within notes payable.

Compared with fiscal 2001, net cash provided by operating activities decreased by $46.6 million, primarily due to the decrease in earnings as well as the payment of a rebate to a major blood bank customer in the first quarter of fiscal 2002, partly offset by the effect of lower inventory levels. The decline in inventory reflects improved inventory turnover resulting from improvements in supply chain management.

We purchased approximately $10 million of treasury stock during fiscal 2002, all of which was purchased in the first quarter, leaving $140 million of the $200 million the Board of Directors authorized for share repurchases in January 2000. Offsetting the cash outlays to purchase stock were proceeds from stock plans of $20.9 million for the year. Capital expenditures and depreciation and amortization expense were $69.9 million and $74 million, respectively. FSG accounted for approximately $1.7 million and $3.1 million of the total capital expenditures, and depreciation and amortization, respectively. Our goal is to keep capital expenditures at or below $80 million in fiscal 2003.

As mentioned previously, we modified our partnership agreement with VITEX to eliminate shared research costs. As such, the fourth quarter of fiscal 2002 included our last payment of shared R&D costs. We will fund a final $4 million milestone payment for equity, provided they enroll their first patient in the Phase III clinical trials on or before December 31, 2002.

When operating the business day-to-day, excluding acquisitions but including funding capital expenditures and buying back common stock, our guideline is to keep net debt (debt net of cash, cash equivalents and short-term investments) at 25% to 30% of total capitalization (net debt plus equity). Net debt increased by $338 million compared with year-end fiscal 2001, attributable to the debt incurred to purchase FSG. Overall, net debt, as a percentage of total capitalization, was 41% compared with 24% at year-end fiscal 2001. Our intention is to return to the levels that existed prior to the acquisition as quickly as possible.

We reduced our quarterly dividend to $0.09 from the previous $0.17 level. The reduction in the quarterly dividend brings our dividend payout ratio to a level consistent with industry averages. The approximately $40 million in cash we will conserve annually may be used for future investments, debt reduction or other more tax-efficient means of creating value for our shareholders. The dividend action does not reflect a fundamental change in our earnings or asset quality outlook for the future.

We consider our existing lines of credit, along with the cash generated from operations, to be sufficient for future growth. It is management’s intention to refinance any unpaid amounts under the unsecured senior revolving credit facility when it expires in 2005.

The following is a summary of our contractual commitments as of August 3, 2002:

	Year Ended

	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$61,344	$41,912	$174,068	$15,682	$341	$387,702	$681,049
Operating leases	16,100	11,400	6,700	3,900	2,200	1,700	42,000
Employment contracts	5,727	5,426	–	–	–	–	11,153

Total commitments	$83,171	$58,738	$180,768	$19,582	$2,541	$389,402	$734,202

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001. In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities initiated after December 31, 2002. The implementation of these accounting pronouncements is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

Forward-Looking Statements

The matters discussed in this Annual Report on Form 10-K may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to: fluctuations in foreign currency exchange rates; regulatory approval and market acceptance of new technologies; changes in product mix and product pricing and in interest rates and cost of raw materials; the Company’s success in enforcing its patents and protecting its proprietary products and manufacturing techniques and in integrating the operations of FSG into the Company’s existing business; global and regional economic conditions and legislative, regulatory and political developments; and domestic and international competition in the Company’s global markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our primary market risks relate to adverse changes in foreign currency exchange rates and interest rates. Our acquisition of FSG at the end of the third quarter of fiscal 2002 has not materially changed our market risks. The sensitivity analyses presented below assume simultaneous shifts in each respective rate, and quantify the impact on our earnings and cash flows. The changes used for these analyses reflect our view of changes that are reasonably possible over a one-year period. Actual changes that differ from the changes used for these analyses could yield materially different results.

Foreign Currency

Our reporting currency is the U.S. dollar. Because we operate through subsidiaries or branches in over thirty countries around the world, our earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. dollar.

Most of our products are manufactured in the U.S., including Puerto Rico, and the United Kingdom, and then sold into many countries. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. dollar to the British Pound (“the Pound”), the Japanese Yen (“the Yen”) and the Euro, as well as adverse changes in the relationship of the Pound to the Euro. Exposure exists when the functional currency of the buying subsidiaries weakens against the U.S. dollar or the Pound, thus causing an increase of the product cost to the buying subsidiary, which adversely affects the Company’s consolidated gross margin and net income. The effect of foreign exchange is partially mitigated because of the significant level of manufacturing done in Europe. The deterioration of the Yen against the U.S. dollar has a greater proportional adverse effect on our earnings because the majority of Japan’s purchases are sourced from the U.S. During fiscal 2002, the adverse change in the relationships of these exchange rates decreased net income by an estimated 2 cents per share when compared with the exchange rates in effect during fiscal 2001. In fiscal year 2002, the Euro and the Pound appreciated by approximately 3% and 1%, respectively, against the U.S. dollar compared with the exchange rates in effect in fiscal 2001, while the Yen depreciated by approximately 7%. Additionally, the Euro appreciated against the Pound by approximately 2%.

We are also exposed to transaction risk from adverse changes in exchange rates. These short-term transaction exposures are primarily Yen-denominated receivables held in the U.S. and Euro-denominated receivables held in the United Kingdom. These short-term exposures to changing foreign currency exchange rates are managed by purchasing forward foreign exchange contracts (“forwards”) to offset the earnings and cash flow impact of non-functional currency denominated receivables and payables. In addition, we enter into loans denominated in foreign currencies to offset the earnings and cash flow impact of nonfunctional currency-denominated receivables. We do not enter into forwards for trading purposes. At August 3, 2002, these exposures amounted to approximately $18.7 million and were offset by forwards with a notional principal amount of $4.7 million. If a hypothetical 10%

simultaneous adverse change had occurred in exchange rates, net earnings would have decreased by approximately $1.2 million, or approximately 1 cent per share.

Interest Rates

We are exposed to changes in interest rates, primarily due to our financing and cash management activities, which include long and short-term debt as well as cash and certain short-term, highly liquid investments considered to be cash equivalents.

Our debt portfolio is comprised of a combination of fixed rate and floating rate borrowings. During times of relatively stable interest rates, we view our primary interest rate risk to be potential near term decreases in earnings and cash flows due to increases in variable interest rates. Therefore, we have historically hedged these exposures by entering into “receive variable, pay fixed” interest rate swap agreements and also by natural hedges (such as keeping excess funds invested in interest bearing securities that earn interest at floating rates). However, due to the recent decreases in interest rates made by the Federal Reserve, we entered into a “receive fixed, pay variable” interest rate swap on our $100 million private placement 7.83% fixed rate debt in August 2001. The cash flows on the above mentioned interest rate swaps typically mirror the cash flows of the underlying debt instruments and are, therefore, considered to be effective hedges. We do not enter into interest rate swaps for trading purposes.

As of August 3, 2002, we had interest rate swaps with notional amounts of $164 million outstanding. The fair value of our interest rate swaps at August 3, 2002 was $5.3 million. For the year ended August 3, 2002, interest expense, net of interest income, was $14.3 million, of which $8.8 million was incurred on un-hedged variable rate net debt. A hypothetical 10% increase in market interest rates over the actual fiscal 2002 average rate would have had an immaterial impact on net interest expense and net earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14 (a)(1) for a listing of financial statements provided.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2002(a):
Net sales	$274,119	$285,435	$302,377	$428,889	$1,290,820
Gross profit	139,049	140,041	156,895	199,946	635,931
Earnings before income taxes	24,865	23,606	33,901	17,603	99,975
Net earnings	19,392	18,415	26,443	8,984	73,234
Earnings per share:
Basic	0.16	0.15	0.22	0.07	0.60
Diluted	0.16	0.15	0.21	0.07	0.59

2001(b):
Net sales	$278,151	$304,697	$321,057	$331,518	$1,235,423
Gross profit	148,394	159,534	167,202	169,147	644,277
Earnings before income taxes	33,221	37,922	47,250	31,927	150,320
Net earnings	25,580	29,911	36,855	25,664	118,010
Earnings per share:
Basic	0.21	0.24	0.30	0.21	0.96
Diluted	0.21	0.24	0.30	0.21	0.95

(a)	The fourth quarter and full year (i) cost of sales includes a $6,014 one-time purchase accounting adjustment which decreased gross profits and (ii) restructuring and other charges of $26,822 ($14,495 relating to the write-down of investments, additions to previously established environmental reserves of $7,000 and restructuring costs, primarily related to the FSG acquisition, of $5,327).

Excluding the one-time purchase accounting adjustment in cost of sales and restructuring and other charges, net earnings (and earnings per share) after pro forma tax effect for the fourth quarter and the full year were $36,663 (30 cents per share) and $100,913 (82 cents per share), respectively.

(b)	The fourth quarter and full year amounts include severance charges of $7,318, additions to environmental reserves of $8,200, as well as other charges of $1,700.

Excluding these restructuring and other charges, net earnings (and earnings per share) after pro forma tax effect for the fourth quarter and the year were $38,387 (31 cents per share) and $130,733 ($1.06 per share), respectively. In addition, earnings, after pro forma tax effect, would increase by $695, $740, $781 and $756 in the first through fourth quarters of fiscal 2001, respectively and $2,972 for the year due to the adoption of SFAS No. 142. As such, earnings per share, after pro forma tax effect, would increase by 1 cent per share in the second and fourth quarters and 2 cents for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURES.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)	Identification of directors:

Reference is made to “Election of Directors” on page 3 of the Proxy Statement.

None of the persons listed in the section of the Proxy Statement referred to in the preceding paragraph has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S–K during the past five years.

(b)	Identification of executive officers:

Name	Age*	Position Held	First Appointed
Eric Krasnoff**	50	Chairman and Chief Executive Officer	1986
Jeremy Hayward-Surry**	59	President	1989
Donald B. Stevens	57	Executive Vice President	1996
Marcus Wilson	47	Executive Vice President	1998
John Adamovich, Jr.	49	Group Vice President, Treasurer, and Chief Financial Officer	1998
Samuel T. Wortham	55	Group Vice President	1990
Steven Chisolm	44	Senior Vice President	1998
Andrew Denver	54	Senior Vice President	2002
Charles Grimm	62	Senior Vice President	1998
Heinz Ulrich Hensgen	50	Senior Vice President	2000
Riichi Inoue	54	Senior Vice President	2001
Neil MacDonald	52	Senior Vice President	2000
John Miller	57	Senior Vice President	2000
Reed Sarver	43	Senior Vice President	2001
Gregory Scheessele	42	Senior Vice President	2002

*	Age as of October 16, 2002.
**	Messrs. Krasnoff and Hayward-Surry are directors of the Company and members of the Board’s Executive Committee.

None of the persons listed above is related.

For more than the past five years, the principal occupation of each person listed above has been their employ by the registrant, except for Messrs. Adamovich and Denver.

Mr. Adamovich joined the Company in January 1998. Previously, Mr. Adamovich was partner-in-charge of Professional Practice in the Long Island office of KPMG LLP. While at that firm, he served as engagement partner for its audits of the Company’s financial statements for each of the years in the seven-year period ending July 29, 1995.

Before joining the Company in April 2002, Mr. Denver served as President for the Filtration and Separations Group of US Filter since 1997 and as President and Chief Operating Officer of Memtec Ltd. from 1988 until 1997.

Executive officers are elected by the Board of Directors annually, to serve until the next annual organizational meeting of the Board.

None of the above persons has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S-K, during the past five years.

ITEM 11. EXECUTIVE COMPENSATION.

Reference is made to “Compensation and Other Benefits of Senior Management” beginning on page 7 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to “Beneficial Ownership of Common Stock” beginning on page 19 of the Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of August 3, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of options remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	7,956,453	(1)	$20.51	5,131,796	(2)

Equity compensation plans not approved by security holders	None		Not applicable	Not applicable

(1)	Consists of 7,370,206 shares issuable upon exercise of outstanding options and 586,247 shares issuable upon conversion of outstanding restricted or deferred units under the Company’s Management Stock Purchase Plan. Does not include 17,093 shares issuable upon exercise of options assumed by the Company in connection with its acquisition of Gelman Sciences Inc. in 1997. Such options have a weighted exercise price of $13.12 per share.

(2)	Consists of 4,159,988 shares available for future option grants, 413,753 shares available for future restricted unit awards under the Management Stock Purchase Plan and 558,055 shares remaining available for issuance under the Employee Stock Purchase Plan but not yet allocated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to “Election of Directors” starting on page 3 of the Proxy Statement.

Reference is made to “Indebtedness of Officers and Directors under Stock Option Plans” beginning on page 11 of the Proxy Statement.

Disclosure of information relating to delinquent filers required by Item 405 of Regulation S-K is set forth on page 21 of the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Documents filed as part of the Form 10-K:

(1)	The following financial statements are filed as part of this report
Independent Auditors’ Report
Consolidated Balance Sheets - August 3, 2002 and July 28, 2001
Consolidated Statements of Earnings - years ended August 3, 2002, July 28, 2001 and July 29, 2000
Consolidated Statements of Stockholders’ Equity - years ended August 3, 2002, July 28, 2001 and July 29, 2000
Consolidated Statements of Cash Flows - years ended August 3, 2002, July 28, 2001 and July 29, 2000
Notes to Consolidated Financial Statements
(2)	The following financial statement schedules are filed as part of this report Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or in the notes thereto.
(3)	Exhibits:

Exhibit Number	Description of Exhibit

2(i)*	Stock Purchase Agreement dated February 14, 2002, by and between the Registrant and United States Filter Corporation, filed as Exhibit 2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

2(ii)*	Amendment dated April 24, 2002, to Stock Purchase Agreement dated February 14, 2002, by and between the Registrant and United States Filter Corporation, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K bearing cover date of April 24, 2002.

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)†	By-Laws of the Registrant as amended on October 3, 2002.

3(iii)†	Section 7.02 to the By-Laws of the Registrant as amended on October 3, 2002.

4(i)*	Credit Agreement dated as of August 30, 2000 by and among the Registrant and Fleet Bank, National Association as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and The Lenders Party Thereto, filed as Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.

4(ii)*	Credit Agreement dated as of April 24, 2002, between the Registrant, UBS AG, Stamford Branch, as Administrative Agent, UBS Warburg LLC, as Arranger, Fleet National Bank, as Syndication Agent, and The Lenders Party Thereto, filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K bearing cover date of April 24, 2002.

Exhibit Number	Description of Exhibit

4(iii)†	Indenture dated as of August 1, 2002, by and among Pall Corporation as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee.

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

10.1*‡	Employment Agreement dated December 18, 2001, between the Registrant and Eric Krasnoff, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.2*‡	Employment Agreement dated December 18, 2001, between the Registrant and Jeremy Hayward-Surry, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.3*‡	Employment Agreement dated November 15, 2001, between the Registrant and Donald B. Stevens, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.4*‡	Employment Agreement dated November 15, 2001, between the Registrant and John Adamovich, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.5*‡	Employment Agreement dated November 15, 2001, between the Registrant and Steven Chisolm, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.6*‡	Employment Agreement dated November 15, 2001, between the Registrant and Charles Grimm, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.7*‡	Employment Agreement dated November 15, 2001, between the Registrant and Samuel Wortham, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.8*‡	Employment Agreement dated November 15, 2001, between the Registrant and John Miller, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.9*‡	Employment Agreement dated November 15, 2001, between the Registrant and Reed Sarver, filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.10*‡	Employment Agreement dated April 8, 2002, between the Registrant and Gregory Scheessele, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.11*‡	Service Agreement dated March 1, 2002, between Pall Europe Limited and Marcus Albert Wilson, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

Exhibit Number	Description of Exhibit

10.12*‡	Service Agreement dated March 1, 2002, between Pall Europe Limited and Neil MacDonald, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.13*‡	Service Contract dated February 26, 2001, between Pall Deutschland GmbH Holding and Heinz Ulrich Hensgen, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

10.14*‡	Pall Corporation Supplementary Profit-Sharing Plan as amended and restated December 4, 2000, effective as of January 1, 1999, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2001.

10.15*†‡	Pall Corporation Profit-Sharing Plan as amended and restated as of July 1, 1998.

10.16*‡	Pall Corporation Supplementary Pension Plan as amended and restated on July 11, 2000, and July 17, 2001, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2001.

10.17*‡	Pall Corporation Executive Incentive Bonus Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2001.

10.18*‡	Pall Corporation 1988 Stock Option Plan, as amended through October 8, 1991, filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 1991.

10.19*‡	Pall Corporation 1991 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.20*‡	Pall Corporation 1993 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.21*‡	Pall Corporation 1995 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.22*‡	Pall Corporation 1998 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.23*‡	Pall Corporation Stock Option Plan for Non-Employee Directors, as amended effective November 19, 1998, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.24*‡	Pall Corporation 2001 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2001.

10.25†‡	Pall Corporation Management Stock Purchase Plan, as amended July 16, 2002.

10.26*‡	Pall Corporation Employee Stock Purchase Plan, filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.27*‡	Principal Rules of the Pall Supplementary Pension Scheme, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 29, 1995.

Exhibit Number	Description of Exhibit

10.28*‡	Pall Deutschland GmbH Holding, Concept Of An Additional Pension Plan For Senior Executives, filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 1996.

21†	Subsidiaries of Pall Corporation.

23†	Consent of Independent Auditors.

99.1†	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2†	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.

†	Exhibits filed herewith

‡	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the fourth quarter ended August 3, 2002:

Current report on Form 8-K dated May 8, 2002, with respect to Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements. This Form 8-K was necessitated by the Company’s acquisition of FSG, the group of companies acquired on April 24, 2002. Financial statements of FSG were to be filed by amendment.

Amendment No. 1 to Form 8-K on July 3, 2002, containing in Item 7, unaudited financial statements of FSG as of December 31, 2001 and unaudited pro forma combined statements of earnings for Pall Corporation and FSG for the year ended July 28, 2001, and the nine months ended April 27, 2002.

Current report on Form 8-K dated July 30, 2002, with respect to Item 5, Other Events. The registrant announced the proposed private placement of approximately $250 million of unsecured senior notes, subject to market and other conditions. The net proceeds of the offering were used toward the repayment of borrowings under a $360 million interim credit facility, which was used to finance the Company’s acquisition of FSG.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pall Corporation

October 25, 2002	By: /s/ JEREMY HAYWARD-SURRY
Jeremy Hayward-Surry, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ERIC KRASNOFF	Chairman of the Board and	October 25, 2002
Eric Krasnoff	Chief Executive Officer

/s/ JEREMY HAYWARD-SURRY	President and Director	October 25, 2002
Jeremy Hayward-Surry

/s/ JOHN ADAMOVICH, JR.	Chief Financial Officer	October 25, 2002
John Adamovich, Jr.	and Treasurer

/s/ LISA KOBARG	Chief Corporate	October 25, 2002
Lisa Kobarg	Accountant

/s/ ABRAHAM APPEL	Director	October 25, 2002
Abraham Appel

/s/ DANIEL J. CARROLL, JR.	Director	October 25, 2002
Daniel J. Carroll, Jr.

/s/ JOHN H. F. HASKELL, JR.	Director	October 25, 2002
John H. F. Haskell, Jr.

/s/ ULRIC S. HAYNES, JR.	Director	October 25, 2002
Ulric S. Haynes, Jr.

/s/ EDWIN W. MARTIN	Director	October 25, 2002
Edwin W. Martin

/s/ KATHARINE L. PLOURDE	Director	October 25, 2002
Katharine L. Plourde

/s/ HEYWOOD SHELLEY	Director	October 25, 2002
Heywood Shelley

/s/ EDWARD L. SNYDER	Director	October 25, 2002
Edward L. Snyder

/s/ EDWARD TRAVAGLIANTI	Director	October 25, 2002
Edward Travaglianti

/s/ JAMES D. WATSON	Director	October 25, 2002
James D. Watson

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Eric Krasnoff, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Pall Corporation and subsidiaries;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Pall Corporation and subsidiaries as of, and for, the periods presented in this Annual Report.

October 25, 2002.

/s/ ERIC KRASNOFF
Eric Krasnoff
Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, John Adamovich Jr., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Pall Corporation and subsidiaries;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Pall Corporation and subsidiaries as of, and for, the periods presented in this Annual Report.

October 25, 2002

/s/ JOHN ADAMOVICH, JR.
John Adamovich, Jr.
Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Pall Corporation:

We have audited the accompanying consolidated balance sheets of Pall Corporation and subsidiaries as of August 3, 2002, and July 28, 2001, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended August 3, 2002. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pall Corporation and subsidiaries as of August 3, 2002, and July 28, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended August 3, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Melville, New York
September 5, 2002

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	August 3, 2002	July 28, 2001

ASSETS
Current assets:
Cash and cash equivalents	$105,224	$54,927
Short-term investments	40,200	146,600
Accounts receivable, net of allowances for doubtful accounts of $12,906 and $7,197, respectively	415,853	309,171
Inventories	256,910	209,499
Other current assets	97,795	58,791

Total current assets	915,982	778,988
Property, plant and equipment, net	605,095	503,016
Goodwill	262,973	54,044
Intangible assets, net of accumulated amortization of $30,038 and $25,052, respectively	39,948	37,682
Other assets	203,224	174,780

Total assets	$2,027,222	$1,548,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$42,202	$57,089
Accounts payable	106,294	56,249
Accrued liabilities	175,742	126,592
Income taxes	41,549	27,531
Current portion of long-term debt	61,344	25,582
Dividends payable	11,040	20,806

Total current liabilities	438,171	313,849
Long-term debt, net of current portion	619,705	359,094
Deferred income taxes	38,261	20,300
Other non-current liabilities	111,365	85,225

Total liabilities	1,207,502	778,468

Stockholders’ equity:
Common stock, par value $.10 per share; 500,000 shares authorized; 127,958 shares issued	12,796	12,796
Capital in excess of par value	110,745	108,164
Retained earnings	832,308	825,247
Treasury stock, at cost (2002 - 5,166 shares, 2001 - 5,575 shares)	(110,799)	(120,431)
Stock option loans	(3,259)	(4,635)
Accumulated other comprehensive loss:
Foreign currency translation	(17,429)	(49,947)
Minimum pension liability	(3,079)	(1,799)
Unrealized investment (losses) gains	(236)	1,704
Unrealized losses on derivatives	(1,327)	(1,057)

	(22,071)	(51,099)

Total stockholders’ equity	819,720	770,042

Total liabilities and stockholders’ equity	$2,027,222	$1,548,510

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Years Ended

	August 3, 2002	July 28, 2001	July 29, 2000

Net sales	$1,290,820	$1,235,423	$1,224,101
Cost of sales	654,889	591,146	565,496

Gross profit	635,931	644,277	658,605

Selling, general and administrative expenses	440,025	404,025	396,124
Research and development	54,778	56,041	51,434
Restructuring and other charges, net	26,822	17,248	8,566
Interest expense, net	14,331	16,643	14,077

Earnings before income taxes	99,975	150,320	188,404
Provision for income taxes	26,741	32,310	41,768

Net earnings	$73,234	$118,010	$146,636

Earnings per share:
Basic	$0.60	$0.96	$1.18
Diluted	$0.59	$0.95	$1.18

Average shares outstanding:
Basic	122,353	122,580	123,810
Diluted	123,532	123,735	124,709

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

Years Ended July 29, 2000, July 28, 2001 and August 3, 2002	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Stock Option Loans	Accumulated Other Comprehensive Loss	Total	Comprehensive Income

Balance at July 31, 1999	$12,796	$96,811	$729,052	$(82,283	$(7,216)	$(18,496)	$730,664
Comprehensive income:
Net earnings			146,636				146,636	$146,636
Other comprehensive (loss) income:
Translation adjustment						(21,201)	(21,201)	(21,201)
Minimum pension liability						666	666	666
Change in unrealized accumulated investment gains						324	324	324

Comprehensive income								$126,425

Dividends declared			(81,179)				(81,179)
Issuance of 354 shares for stock plans		16	(1,018)	7,637			6,635
Restricted stock units related to the MSPP		5,059					5,059
Proceeds from the sale of put options		2,049					2,049
Purchase of 1,446 shares				(29,979)			(29,979)
Stock option loans					1,632		1,632

Balance at July 29, 2000	12,796	103,935	793,491	(104,625)	(5,584)	(38,707)	761,306
Comprehensive income:
Net earnings			118,010				118,010	$118,010
Other comprehensive (loss) income:
Translation adjustment						(16,597)	(16,597)	(16,597)
Minimum pension liability						(528)	(528)	(528)
Change in unrealized accumulated investment gains						5,790	5,790	5,790
Unrealized loss on derivatives						(1,057)	(1,057)	(1,057)

Comprehensive income								$105,618

Dividends declared			(82,901)				(82,901)
Issuance of 1,360 shares for stock plans		476	(3,353)	29,170			26,293
Restricted stock units related to the MSPP		3,753					3,753
Purchase of 2,095 shares				(44,976)			(44,976)
Stock option loans					949		949

Balance at July 28, 2001	12,796	108,164	825,247	(120,431)	(4,635)	(51,099)	770,042
Comprehensive income:
Net earnings			73,234				73,234	$73,234
Other comprehensive (loss) income:
Translation adjustment						32,518	32,518	32,518
Minimum pension liability						(1,280)	(1,280)	(1,280)
Change in unrealized accumulated investment losses						(1,940)	(1,940)	(1,940)
Unrealized loss on derivatives						(270)	(270)	(270)

Comprehensive income								$102,262

Dividends declared			(63,999)				(63,999)
Issuance of 913 shares for stock plans		122	(2,174)	19,631			17,579
Restricted stock units related to the MSPP		2,459					2,459
Purchase of 504 shares				(9,999)			(9,999)
Stock option loans					1,376		1,376

Balance at August 3, 2002	$12,796	$110,745	$832,308	$(110,799)	$(3,259)	$(22,071)	$819,720

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	August 3, 2002	Years ended July 28, 2001	July 29, 2000

Operating activities:
Net earnings	$73,234	$118,010	$146,636
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	32,836	17,248	11,987
Depreciation and amortization of property, plant and equipment	68,371	62,706	63,380
Amortization of intangibles	5,632	8,784	8,581
Deferred income taxes	(4,191)	(3,474)	2,698
Provisions for doubtful accounts	3,221	2,491	2,468
Loss on sale of investments	—	1,039	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(27,627)	11,033	(29,228)
Inventories	13,813	(14,604)	(10,794)
Other assets	(2,434)	(1,308)	(14,804)
Accounts payable	28,311	(9,657)	6,762
Accrued expenses	(19,892)	12,774	13,596
Income taxes payable	(8,556)	(2,097)	11,393
Other liabilities	(7,977)	(1,623)	4,248

Net cash provided by operating activities	154,741	201,322	216,923

Investing activities:
Acquisitions of businesses, net of disposals and cash acquired	(347,507)	(1,691)	(15,380)
Investments and licenses	(1,564)	(5,000)	(3,248)
Capital expenditures	(69,921)	(77,834)	(66,493)
Disposals of fixed assets	5,593	4,034	3,109
Short-term investments	106,400	(85,900)	(10,200)
Proceeds from sale of investments	—	2,271	—
Benefits protection trust	(1,562)	(4,127)	(91)

Net cash used by investing activities	(308,561)	(168,247)	(92,303)

Financing activities:
Notes payable	328,722	(220,198)	(8,900)
Long-term borrowings	5,826	333,537	15,631
Repayments of long-term debt	(73,969)	(74,214)	(39,576)
Net proceeds from stock plans	20,938	30,981	13,150
Purchase of treasury stock	(9,999)	(44,976)	(29,979)
Proceeds from the sale of put options	—	—	2,049
Dividends paid	(73,359)	(82,148)	(80,574)

Net cash provided (used) by financing activities	198,159	(57,018)	(128,199)

Cash flow for year	44,339	(23,943)	(3,579)
Cash and cash equivalents at beginning of year	54,927	81,008	86,677
Effect of exchange rate changes on cash	5,958	(2,138)	(2,090)

Cash and cash equivalents at end of year	$105,224	$54,927	$81,008

Supplemental disclosures:
Interest paid	$20,090	$20,386	$21,844
Income taxes paid (net of refunds)	37,528	26,744	26,792

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

ACCOUNTING POLICIES AND RELATED MATTERS

The Company

Pall Corporation and its subsidiaries (hereinafter collectively called “the Company” unless the context requires otherwise) manufacture and market filtration and separation products and systems throughout the world to a diverse group of customers within two principal markets – Life Sciences and Industrial.

The Company’s fiscal year ends on the Saturday closest to July 31, except that the Company’s foreign subsidiaries are on a July 31 fiscal year. The years ended August 3, 2002, July 28, 2001, and July 29, 2000, comprise 53, 52 and 52 weeks, respectively.

Presentation and Use of Estimates

The financial statements of the Company are presented on a consolidated basis with its subsidiaries, substantially all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Investments (which are less than 20% owned) are considered available-for-sale securities; as such, these investments are carried at fair value. Unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity until realized from sale or when unrealized losses are deemed to be other than temporary. Other than temporary losses are recognized in earnings when management determines that the recoverability of the cost of the investment is unlikely.

To prepare the Company’s consolidated financial statements in accordance with generally accepted accounting principles, management is required to make assumptions that may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, inventory valuation; provisions for doubtful accounts; asset impairment; depreciable lives of fixed assets and useful lives of patents and amortizable intangibles; fair value of financial instruments; income tax assets and liabilities; pension valuations; restructuring and other charges; valuation of assets acquired and liabilities assumed in business combinations; and liabilities for environmental remediation. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Translation of Foreign Currencies

Financial statements of foreign subsidiaries have been translated into U.S. dollars at exchange rates as follows: (i) balance sheet accounts at year-end rates, and (ii) income statement accounts at weighted average rates. Translation gains and losses are reflected in stockholders’ equity, while transaction gains and losses are reflected in income. Transaction (losses) gains in fiscal years 2002, 2001 and 2000 amounted to ($2,635), ($496) and $1,478, respectively.

Cash and Cash Equivalents

All financial instruments purchased with a maturity of three months or less, other than short-term investments, are considered cash equivalents. Cash equivalents are held until maturity.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Short-Term Investments

Short-term investments, consisting principally of repurchase agreements secured by government obligations, are held to maturity and are carried at cost, which approximates fair value.

Inventories

Inventories are valued at the lower of cost (principally on the first-in, first-out method) or market.

Long-Lived Assets

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets, principally on the straight-line basis.

Effective July 29, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets determined to have indefinite lives no longer be amortized; instead, these assets are to be assessed for impairment at least annually and whenever events or circumstances indicate impairment might have occurred. The assessment requires the comparison of the fair value of each of the Company’s operating segments, or a component thereof, to the carrying value of its respective net assets, including allocated goodwill. If the fair value is below the carrying value, the Company must perform a second test to measure the amount of impairment. The second test must be performed as soon as possible, but no later than the end of the fiscal year.

Goodwill amortization, net of pro forma tax effect, was approximately $2,972 and $2,679 in fiscal 2001 and 2000, respectively. Had SFAS No. 142 been adopted on August 1, 1999, pro forma basic and diluted earnings per share would have increased by 2 cents in both fiscal 2001 and 2000.

Upon the adoption of SFAS No. 142, the Company reassessed the useful lives of its amortizable intangible assets to make any necessary amortization period adjustments. No adjustments resulted from this assessment. The Company’s amortizable intangible assets, which are composed almost entirely of patents and trademarks, are subject to amortization for periods ranging up to 20 years.

The Company periodically reviews its amortizable long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Revenue Recognition

Revenue is recognized when title and risk of loss have transferred to the customer and when contractual terms have been fulfilled. Long-term contracts are accounted for under the percentage of completion method based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses.

Stock Plans

Stock option plans are accounted for using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under APB No. 25, compensation expense would be recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. The Company has never issued stock options with an exercise price below the date-of grant market price. As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has retained the accounting prescribed by APB No. 25 and presents the SFAS No. 123 information in the notes to its consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Income Taxes

Pall Corporation and its domestic subsidiaries file a consolidated Federal income tax return.

Taxes on income are provided using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

Earnings Per Share

The consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. Employee stock options of 2,898, 740 and 2,289 shares for fiscal 2002, 2001 and 2000, respectively, were not included in the computation of diluted shares because their effect would have been antidilutive.

The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	2002	2001	2000

Basic shares outstanding	122,353	122,580	123,810
Effect of dilutive securities*:
Stock option plans	646	767	677
Other, principally MSPP	533	388	222

Diluted shares outstanding	123,532	123,735	124,709

*	Refer to the Stock Plans Note for a description of the Company’s stock plans.

Derivative Instruments

On July 30, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended. This statement, as amended, establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings. The cumulative effect of the change in accounting was not significant.

ACQUISITIONS

2002:

On April 24, 2002, the Company acquired the Filtration and Separations Group (“FSG”) from United States Filter Corporation (“US Filter”) for $360,000 in cash, subject to a post closing adjustment of the purchase price based on the net assets acquired as of April 27, 2002. The amount of the consideration was determined by the Company’s Board of Directors after review of the FSG business and its potential impact on the Company’s operations. The operating results of FSG are reported in the Company’s results of operations from April 28, 2002.

FSG designs, manufactures and sells filtration products for the separation and purification of liquids and gases, primarily for the food & beverage, fuels & chemicals, machinery & equipment and microelectronics markets, as well as the biotech and pharmaceutical industries.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies, some of which have not progressed to a stage where there is sufficient information to make such allocations. These relate to technology items such as in-process research and development, and patented and unpatented technology.

At the date of acquisition, management began formulating integration plans, which contemplate the closure or sale of redundant facilities. The synergies created by joining the two organizations have and will continue to result in employee terminations.

The results of these valuations and studies, as well as finalization and announcement of integration plans, will result in revisions to the purchase price allocation that will be significant and will be reported in future periods as increases and decreases to goodwill and to the assets acquired and liabilities assumed. When it is Pall employees or facilities that are determined to be redundant, this results in a charge to earnings. Refer to the Restructuring and Other Charges Note for discussion of actions taken in the fourth quarter of fiscal 2002. The goodwill related to the FSG acquisition is not tax deductible.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

Purchase price	$360,000
Transaction costs	6,835

Total purchase price	366,835
Cash acquired	19,671

Total purchase price, net of cash acquired	347,164

Current assets	164,486
Property, plant and equipment	91,578
Intangible assets	6,817
Other non-current assets	3,900

Total assets acquired	266,781

Current liabilities	98,133
Non-current liabilities	28,620

Total liabilities assumed	126,753

Goodwill	$207,136

Goodwill has been allocated preliminarily to the Company’s reportable segments as follows:

Blood	$–
BioPharmaceuticals	15,742

Life Sciences	15,742

General Industrial	165,916
Aerospace	–
Microelectronics	25,478

Industrial	191,394

Total	$207,136

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

The following table provides unaudited pro forma results of operations for the years ended August 3, 2002, and July 28, 2001, as if FSG had been acquired as of the beginning of each fiscal year presented:

	2002	2001

Net sales	$1,484,142	$1,510,808
Net earnings	80,495	114,265
Diluted earnings per share	.66	.92

The pro forma results include adjustments for FSG businesses sold prior to the acquisition, the reversal of FSG’s pre-acquisition goodwill amortization, and the Company’s goodwill amortization prior to the adoption of SFAS No. 142. The pro forma results also include adjustments for the estimated interest expense on acquisition debt using an assumed permanent financing rate of 5½%, the amortization of intangible assets and depreciation of property plant and equipment based on the allocation of the purchase price to those assets, both assuming the transaction was consummated at the beginning of each fiscal year. In addition, adjustments were made to remove nonrecurring charges directly attributable to the transaction, such as restructuring charges and integration costs. However, pro forma results do not include any synergies expected to result from the integration of FSG. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had closed on the dates indicated, or that may result in the future.

2000:

On January 31, 2000, the Company purchased a new manufacturing facility, equipment and certain other assets from Laboratory SpA, a publicly traded company in Italy, for approximately $15,380, of which $6,600 represents property, plant and equipment and $8,500 relates to goodwill. Additional consideration of approximately $3,000 may be paid over the three years subsequent to the acquisition as certain production levels are achieved. Payments of approximately $255 and $265 were made in fiscal years 2002 and 2001, respective1y. The new facility is used in the manufacture of blood product systems.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

RESTRUCTURING AND OTHER CHARGES

2002:

The following table summarizes the restructuring related items and other charges recorded in fiscal 2002:

	Restructuring	Other Charges and Adjustments	Total Charged To Earnings	Adjustments to Goodwill *	Total

Severance (a)	$4,134	$–	$4,134	$5,980	$10,114
Impairment of investments (b)	–	14,495	14,495	–	14,495
Environmental remediation (c)	–	7,000	7,000	–	7,000
Fixed asset write-offs (a)	514	–	514	196	710
Office closures (a)	12	–	12	785	797
Other (a)	667	–	667	35	702

Subtotal	5,327	21,495	26,822	6,996	33,818
Purchase accounting adjustment (d)	–	6,014	6,014	–	6,014

Total	$5,327	$27,509	$32,836	$6,996	$39,832

Cash	$4,813	$7,000	$11,813	$6,800	$18,613
Non-cash	514	20,509	21,023	196	21,219

Total	$5,327	$27,509	$32,836	$6,996	$39,832

*	Reflects restructuring activities related to FSG employees and facilities (refer to Acquisitions Note for discussion of purchase accounting).

(a)	At the date of the FSG acquisition, management began formulating integration plans and identifying synergistic opportunities. During the fourth quarter of fiscal 2002, the Company announced and implemented plans to begin to eliminate redundant employees and facilities. These included, among other actions:

	i.	the consolidation of FSG’s U.S. Industrial route to market through distributors, consistent with Pall’s U.S. Industrial route to market, resulting in the closure of certain FSG sales offices and the termination of FSG sales employees;

	ii.	the elimination of redundant Corporate functions, and

	iii.	the reduction of redundant geographic management and facilities.

Furthermore, certain manufacturing lines were consolidated with other Pall facilities and the Company centralized its European BioSciences route to market through a central distributor, resulting in the termination of sales employees.

All of the above actions resulted in the recording of approximately $10,114 in severance related liabilities for an estimated workforce reduction of 200 people, of which approximately 33 employees had been terminated as of August 3, 2002. In addition, liabilities of approximately $1,499 were recorded principally for lease termination and other office closure costs; fixed asset write-offs amounted to approximately $710.

(b)	The Company recorded a charge of $14,495 primarily for the other-than-temporary diminution of the value of its strategic investment in V.I. Technologies, Inc. (“VITEX”).

(c)	The Company increased its reserve for future environmental remediation costs by $7,000 as another aquifer was found with contamination at its Ann Arbor, Michigan facility (Refer to the Contingencies and Commitments Note for further discussion).

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

(d)	Included in cost of sales is a purchase accounting adjustment of $6,014. The inventory acquired in the FSG acquisition was written-up to fair value in accordance with SFAS No.141 in the FSG opening balance sheet. This one-time write-up reduced gross profit in the fourth quarter of 2002 concurrent with the sale of the underlying inventory in the quarter.

Cash requirements of these actions are expected to be $18,613 of which $1,189 has been expended, leaving $17,424 in accruals reflected on the balance sheet as of August 3, 2002. The expected cash outlays comprise $10,114 in employee termination benefits, $1,499 related to lease termination liabilities and other office closure costs, and $7,000 for future environmental remediation costs.

2001:

During the fourth quarter of fiscal 2001, the Company implemented a plan to reduce its workforce as part of its continued efforts to control costs and adapt to current business conditions. The plan included the reduction in U.S. and European workforces as a result of current business conditions, particularly the downturn in Microelectronics globally, and the U.S. Industrial business as well as a reduction in personnel in the Blood group, to bring costs in line with reduced gross margins. These actions resulted in a charge of approximately $7,300 for severance related costs for an estimated workforce reduction of 420 people. In addition, a charge of approximately $1,700 was recorded principally for the closure of two R&D facilities, for fixed asset write-offs and lease termination liabilities.

In addition, the Company reviewed and increased its reserve for estimated future environmental remediation costs by $8,200 primarily related to the cleanup of contaminated water at its Ann Arbor, Michigan facility.

As a result of these actions, the Company recorded a pretax charge of $17,248. Cash requirements of these actions were approximately $15,543, which comprised $7,318 in employee termination benefits, $8,200 for future environmental remediation costs, and the remainder related to a lease termination liability.

As of August 3, 2002, the restructuring was substantially completed and more than 400 employees have been terminated.

2000:

In the fourth quarter of fiscal 2000, the Company implemented a plan to close three U.S. manufacturing facilities and consolidate certain manufacturing operations, as well as to reorganize its BioPharmaceutical business. As a result of these actions, the Company recorded a pretax charge of $11,307. Cash requirements for these actions were approximately $4,800; approximately $3,800 related to employee termination benefits and approximately $1,000 related to incremental costs and contractual obligations for items such as lease termination payments and other facility exit costs incurred as a direct result of the planned closures. As of July 28, 2001, the restructuring was completed and approximately 175 employees have been terminated.

The charge also included $3,421 for inventory write-downs, which have been classified as a component of cost of sales, related to the rationalization of product lines. Fixed asset write-offs were approximately $3,095.

Other charges, net, represent the write-off of a $2,000 investment in a start-up company in the fourth quarter of fiscal 2000 and a gain of $1,320 in the first quarter of fiscal 2000 from the sale of a property in the United Kingdom. After careful assessment of the current status of certain activities and technologies of the company, management determined it was appropriate to write off the investment.

INVENTORIES

The major classes of inventory are as follows:

	2002	2001

Raw materials and components	$90,807	$78,487
Work-in-process	40,323	22,104
Finished goods	125,780	108,908

Total inventory	$256,910	$209,499

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2002	2001

Land	$38,539	$28,982
Buildings and improvements	382,230	326,290
Machinery and equipment	631,822	562,140
Furniture and fixtures	72,583	62,836

	1,125,174	980,248
Less: Accumulated depreciation and amortization	520,079	477,232

Property, plant and equipment, net	$605,095	$503,016

GOODWILL AND INTANGIBLE ASSETS

The following table presents goodwill, net of accumulated amortization prior to the adoption of SFAS No. 142, allocated by reportable segment solely for purposes of SFAS No. 142 disclosure as of August 3, 2002 and July 28, 2001:

	2002	2001

Blood	$19,512	$18,349
BioPharmaceuticals	31,423	15,302
Life Sciences	50,935	33,651

General Industrial	180,356	14,234
Aerospace	6,038	6,032
Microelectronics	25,644	127

Industrial	212,038	20,393

Total	$262,973	$54,044

The change in the carrying amount of goodwill is primarily attributable to the acquisition of FSG and to the translation of goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.

Intangible assets consist of the following:

	2002	2001

Patents, net	$33,761	$33,972
Trademarks and other, net	6,187	3,710

Total	$39,948	$37,682

Patents and trademarks include costs to register new patents and trademarks. Patents also include expenditures to successfully defend certain patents as well as for paid-up licenses for third-party patents.

Amortization expense, excluding amortization related to intangible assets purchased in the FSG acquisition for which the valuation has not yet been finalized, is estimated to be $5,500 in 2003, $5,300 in 2004, $3,900 in 2005, $3,400 in 2006 and $3,400 in 2007.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of the following:

	2002	2001

Prepaid expenses	$25,851	$20,591
Deferred income taxes	38,831	22,194
Other receivables	33,113	16,006

Total	$97,795	$58,791

As of August 3, 2002, other receivables include $17,634 due from US Filter related to FSG income tax liabilities as of April 27, 2002, that were unpaid as of August 3, 2002. These represent US Filter’s obligation under the terms of the purchase agreement.

Other non-current assets consist of the following:

	2002	2001

Investments (a)	$20,155	$37,522
Benefits protection trust (b)	28,730	28,802
Prepaid pension expenses (c)	28,290	29,184
Intangible pension assets (d)	7,357	6,378
Deferred income taxes	65,470	43,018
Other	53,222	29,876

Total	$203,224	$174,780

(a)	Investments represent the fair value of certain companies the Company has invested in to form strategic alliances which will enable the Company to broaden its portfolio of products. In fiscal 1998, the Company entered into agreements with VITEX, a leading developer of a broad portfolio of blood products and systems using its proprietary viral reduction technologies. Under the terms of the 1998 agreement, through August 3, 2002, and July 28, 2001, the Company made initial and milestone-driven equity payments to VITEX (at the then-current market price of VITEX common shares) aggregating $16,000, representing a 9.9% interest in VITEX common shares. The companies agreed to share the costs to develop VITEX’s pathogen reduction technology for red blood cells and platelets. Upon product commercialization, the 1998 agreement contemplated equity payments totaling $26,000. The Company received exclusive worldwide marketing and distribution rights to pathogen reduction systems developed under this 1998 agreement.

In August 2002, the 1998 agreement was modified. As part of this modification, the Company relinquished its worldwide marketing and distribution rights in return for a cap on its financial commitments to the program and a royalty per unit sold following commercialization. The Company will fund the upcoming $4,000 equity milestone provided the first patient is enrolled in the Phase III clinical trials by December 31, 2002, and its equity position in VITEX will be capped at $20,000. No further development costs are required. In addition, the Company will extend a one-year $5,000 revolving credit facility to VITEX. During the next twelve months, VITEX will assume sole responsibility for establishing additional partnership agreements designed to broaden geographic distribution capability. At the end of the one-year period, the Company will have the option to revert to its exclusive marketing and distribution rights in any territories not covered by new partnerships, in return for foregoing its potential royalty and committing to a future stream of R&D payments.

In the fourth quarter of fiscal 2002, the Company recorded a charge of $14,495, primarily for the impairment of the value of the investment in VITEX. The Company previously recognized unrealized gains and losses related to this investment in the other comprehensive income component of equity. Unrealized gains recorded in other comprehensive income were $7,770 and $429 in fiscal years 2001 and 2000, respectively.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

(b)	The benefits protection trust was established for the purpose of satisfying certain unfunded pension obligations in the event of a change of control of the Company. The August 3, 2002, and July 28, 2001, balance sheets reflect related liabilities in the amounts of $32,406 and $31,459, respectively. The trust primarily holds investments in U.S. government obligations, debt obligations of corporations and financial institutions with high credit ratings and equity mutual fund shares. The Company considers investments held in the trust to be available-for-sale securities. Contractual maturity dates range from 2002 to 2028.

Pertinent information related to the trust for fiscal years 2002, 2001 and 2000 follows:

	2002	2001	2000

Annual contributions	$1,562	$4,127	$91
Purchases/reinvestments	6,303	32,333	13,974
Proceeds from sales/maturities	7,689	34,143	13,089
Net gains (losses) recognized	126	428	(222)

(c)	Prepaid pension expenses represent the non-current amounts arising from the excess of cumulative employer contributions over accrued net pension expenses.

(d)	Intangible pension assets represent the unfunded accumulated benefit obligations to the extent of unrecognized prior service costs.

NOTES PAYABLE AND LONG-TERM DEBT

At August 3, 2002, the Company had unsecured lines of credit, which require no compensating balances, totaling approximately $165,746, of which $42,202 in notes payable had been drawn. The weighted average interest rates on notes payable at the end of fiscal 2002 and 2001 were 4.9% and 5.7%, respectively.

Long-term debt consists of:

	2002	2001

Note payable (a)	$350,000	$–
Private placement senior notes, due in 2010 (b)	100,000	100,000
Senior revolving credit facility, due in 2005 (b)	153,100	190,000
1.0% - 2.6% bank loans in Japan, due through 2004	25,480	33,513
Yen denominated loan, due in 2003 (c)	24,900	23,988
Bank loan, due through October 2002 (d)	2,000	12,000
Bank loan, due through March 2003 (e)	7,500	17,500
Other	18,069	7,675

Total long-term debt	681,049	384,676
Less: current portion	61,344	25,582

Long-term debt, net of current portion	$619,705	$359,094

(a)	The purchase price for FSG of $360,000 was financed with the proceeds of a 364-day LIBOR based variable rate credit facility. The unpaid balance of $350,000 at August 3, 2002, has been classified as long-term debt in the consolidated balance sheet (except for $15,000 which matures in fiscal 2003) as it was refinanced on a long-term basis with the proceeds of the senior notes and term loan discussed below.

On August 6, 2002, the Company completed an offering of $280,000 of 6% senior notes due on August 1, 2012. The notes are unsecured and unsubordinated obligations of the company and rank pari passu to its other outstanding unsecured and unsubordinated indebtedness. On October 18, 2002, the Company entered into a $100,000 LIBOR based variable rate bank loan, which matures in quarterly installments of $5,000 starting in January 2003 through October 2007.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

As a result of the additional borrowing to fund the acquisition, waivers of certain non-financial covenants were obtained and the funded debt covenant of our existing senior revolving credit facility and private placement debt was amended.

(b)	On August 29, 2000, the Company completed a $100,000 private placement of 7.83% unsecured senior notes due in 2010. In addition, on August 30, 2000, the Company closed a $200,000 unsecured senior revolving credit facility, of which $150,000 expires in 2005 and $50,000 renews annually. Borrowings under this facility bear interest at a variable rate based upon LIBOR. The agreements contain various covenants, including financial covenants pertaining to interest coverage, funded debt and minimum net worth. Effective August 2001, the Company entered into “receive fixed, pay variable” interest rate swaps related to the private placement debt, whereby the Company receives payments at a fixed rate of 7.83% and makes payments at a variable rate based on LIBOR on a notional amount of $100,000. These swaps expire in August 2010. Effective February 2001, the Company entered into a “receive variable, pay fixed” interest rate swap related to certain borrowings under the senior revolving credit facility, whereby the Company receives payments at a variable rate based on LIBOR and makes payments at an effective rate of 5.74% on a notional amount of $25,000. The swap expires in February 2004.

(c)	In June 2001, the Company closed a Yen 3 billion loan due in 2003, which bears interest at a floating rate based upon Yen LIBOR. The Company entered into a “receive variable, pay fixed” interest rate swap related to this loan, whereby the Company receives payments at a variable rate based on Yen LIBOR and makes payments at a fixed rate of 1% on a notional amount of Yen 3 billion. The swap expires in June 2003.

(d)	In October 1997, the Company entered into a “receive variable, pay fixed” interest rate swap related to this LIBOR based variable rate bank loan whereby the Company receives payments at a variable rate based on LIBOR and makes payments at a fixed rate of 6.31% with an original notional amount of $40,000 that amortizes in concert with the underlying bank loan. The swap expires in October 2002.

(e)	In April 1998, the Company entered into a “receive variable, pay fixed” interest rate swap related to this LIBOR based variable rate bank loan whereby the Company receives payments at a variable rate based on LIBOR and makes payments at a fixed rate of 5.99% with an original notional amount of $50,000 that amortizes in concert with the underlying bank loan. The swap expires in March 2003.

The aggregate annual maturities of long-term debt during fiscal years 2003 through 2007 are approximately as follows: 2003, $61,344; 2004, $41,912; 2005, $174,068; 2006, $15,682, and 2007, $341.

Interest expense for fiscal years 2002, 2001 and 2000 amounted to $18,751, $24,715 and $22,230, respectively. Interest income for fiscal years 2002, 2001 and 2000 amounted to $4,420, $8,072, and $8,153, respectively.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

INCOME TAXES

The components of earnings before income taxes are as follows:

	2002	2001	2000

Domestic operations, including Puerto Rico	$4,464	$52,047	$84,838
Foreign operations	95,511	98,273	103,566

Total	$99,975	$150,320	$188,404

The provisions for income taxes consist of the following items:

	2002	2001	2000

Current:
Federal and Puerto Rico	$2,883	$2,870	$7,852
Foreign	28,049	32,914	31,218

Total	30,932	35,784	39,070

Deferred:	(4,305)	(2,798)	960
Federal and Puerto Rico
Foreign	114	(676)	1,738

Total	(4,191)	(3,474)	2,698

Total income tax expense	$26,741	$32,310	$41,768

A reconciliation of the provisions for income taxes follows:

	% of Pretax Earnings
	2002	2001	2000

Computed “expected” tax expense	35.0%	35.0%	35.0%
Tax benefit of Puerto Rico operations	(13.6)	(11.5)	(11.3)
Federal tax credits and other effects	(1.2)	(0.7)	(0.3)
Change in valuation allowance	5.0	–	1.0
Foreign income and withholding taxes, net of U.S. foreign tax credits	1.2	(1.5)	(2.4)
State income taxes, net of Federal income tax benefit	0.3	0.2	0.2

Total and effective tax rate	26.7%	21.5%	22.2%

The Company has two Puerto Rico subsidiaries that are organized as “possessions corporations” as defined in Section 936 of the Internal Revenue Code. The Small Business Job Protection Act of 1996 repealed Section 936 of the Internal Revenue Code which provided a tax credit for U.S. companies with operations in certain U.S. possessions, including Puerto Rico. For companies with existing qualifying Puerto Rico operations, such as Pall, Section 936 will be phased out over a period of several years, with a decreasing credit being available through the last taxable year beginning before January 1, 2006.

The Company also operates a third Puerto Rico entity as a branch of a wholly owned controlled foreign corporation (“CFC”). Under U.S. tax principles, the earnings of a CFC are normally subject to U.S. tax only upon repatriation. Accordingly, no taxes have been provided on the unrepatriated earnings of this subsidiary.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

The components of the net deferred tax asset at August 3, 2002, and July 28, 2001, are as follows:

	2002	2001

Deferred tax asset: Tax loss and tax credit carry-forwards	$87,820	$37,907
Inventories	16,349	11,501
Compensation and benefits	31,499	25,684
Environmental	6,893	6,059
Accrued expenses	16,101	5,120
Other	15,791	7,313

Gross deferred tax asset	174,453	93,584
Valuation allowance	(52,123)	(3,252)

Total deferred tax asset	122,330	90,332

Deferred tax liability: Plant and equipment	(36,640)	(32,610)
Pension assets	(9,536)	(7,745)
Other	(12,965)	(5,065)

Total deferred tax liability	(59,141)	(45,420)

Net deferred tax asset	$63,189	$44,912

The valuation allowance has been increased by $48,871 as of August 3, 2002, of which $43,798 relates to assets (mainly tax loss carry-forwards) acquired from US Filter upon the acquisition of FSG, the benefit of which management believes will likely not be utilized. In the event that this assessment changes, any reduction in this portion of the valuation allowance would result in a decrease to goodwill. The balance of the increase, $5,073, is attributable to the write-off of investments that result in a capital loss, against which the Company will likely not have sufficient offsetting capital gains during the relevant carry-forward period.

In evaluating the reasonableness of the valuation allowance, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Ultimately, the realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income. Based on these considerations, and the indefinite carry-forward availability of certain deferred tax credits (principally related to alternative minimum tax), management believes it is more likely than not that the Company will realize the benefit of these items, net of the August 3, 2002, valuation allowance.

United States income taxes have not been provided on the retained earnings of foreign subsidiaries (including the Puerto Rico CFC referred to above), which totaled $327,000 and $249,000 at August 3, 2002, and July 28, 2001, respectively.

Foreign subsidiaries have paid, and are expected to continue to pay, dividends out of current earnings. A portion of such earnings will be permanently reinvested and the determination of any additional U.S. tax arising from the repatriation of earnings available for distribution is not practicable.

ACCRUED AND OTHER NON-CURRENT LIABILITIES

Accrued liabilities consist of the following:

	2002	2001

Compensation and benefits	$80,798	$62,003
Environmental remediation	8,368	5,643
Deferred taxes	2,851	–
Other	83,725	58,946

Total	$175,742	$126,592

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued)
(In thousands, except per share data)

Other non-current liabilities consist of the following:

	2002	2001

Pension	$85,719	$57,941
Environmental	11,193	12,436
Other	14,453	14,848

Total	$111,365	$85,225

COMMON STOCK

Shareholder Rights Plan

In 1989, the Board of Directors adopted a Shareholder Rights Plan. Under the Plan, as amended April 20, 1999, one right is attached to each outstanding share of the Company’s common stock. Each right, when it becomes exercisable, will entitle the registered holder to purchase one share of the Company’s common stock at an initial exercise price of $80 per share, subject to adjustment in certain events. The rights will become exercisable and will trade separately from the common stock (1) ten days after any person or group acquires 20% or more of the Company’s outstanding common stock (an Acquiring Person), or (2) ten business days after any person or group commences or announces a tender offer for 20% or more of the outstanding common stock. If any person or group becomes an Acquiring Person, each holder of a right, other than rights owned by the Acquiring Person, would thereafter be entitled, upon exercise of the right at the exercise price, to receive a number of shares of common stock of the Company having a market value at that time of twice the exercise price of the right. Alternatively, the Board of Directors could exchange the rights not owned by the Acquiring Person for common stock at an exchange ratio of one share of common stock per right. In addition, if the Company is acquired in a merger or other business combination, or 50% or more of its consolidated assets or earning power are sold, each holder of a right would thereafter be entitled, upon exercise of the right at the exercise price, to receive a number of shares of the most powerful voting capital stock of the acquiring company which at the time of the business combination or sale had a market value of twice the exercise price of the right.

The rights will expire on December 1, 2009, unless earlier redeemed. The rights are redeemable by the Board of Directors for one-third of a cent per right at any time until a person or group becomes an Acquiring Person.

Stock Repurchase Programs

On October 6, 1997, the Company’s Board of Directors authorized the expenditure of up to $150,000 to repurchase shares of the Company’s common stock. On January 20, 2000, the Board of Directors extended the stock buy-back program by three years with an authorization to expend up to an additional $200,000. The Company completed the $150,000 stock buy-back program in fiscal 2000. In fiscal years 2002, 2001 and 2000, the Company bought 504, 2,095 and 1,446 shares at an aggregate cost of $9,999, $44,976 and $29,979, respectively. At August 3, 2002, $139,844 remains to be expended under the Board’s most recent authorization.

In connection with the Company’s stock repurchase program, approximately 1,360 put options with strike prices ranging from $21.40 to $22.75 were sold under three separate contracts with an independent third party during fiscal 2000. The contracts granted the purchaser the right to sell shares of Pall Corporation stock to the Company at specified future dates and prices. In the event the puts were exercised, the contracts allowed the Company to determine whether to settle in cash or shares. As such, the contracts were considered equity instruments and changes in fair value were not recognized in the Company’s financial statements. The premiums received of $2,049 were recorded as additions to capital in excess of par value. Contracts related to approximately 440 and 920 put options expired unexercised in fiscal 2001 and fiscal 2000, respectively. The Company did not enter into such contracts during fiscal years 2001 and 2002.

Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes. At August 3, 2002, the Company held 5,166 treasury shares.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

STOCK PLANS

Stock Purchase Plans

During fiscal 2000, the Company’s shareholders approved two stock purchase plans, a Management Stock Purchase Plan (“MSPP”) and an Employee Stock Purchase Plan (“ESPP”). These plans enable employees of the Company to purchase Company stock. Participation in the MSPP is limited to certain executives as designated by the Compensation Committee of the Board of Directors, which also established common stock ownership targets for participants. Participation in the ESPP is available to all employees except those that are included in the MSPP.

The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units. Such restricted units aggregated 586 and 526 as of August 3, 2002, and July 28, 2001, respectively. Vesting occurs over a three-year period. In fiscal 2002, approximately 30 vested restricted units were distributed. During fiscal 2002, 2001 and 2000 participants’ deferred compensation and cash payments amounted to $1,757, $2,418 and $3,741 and the Company recognized $1,493, $1,478 and $1,206, respectively, of expense related to matching restricted units.

The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. During fiscal 2002, 2001 and 2000, the Company issued 193, 153 and 96 shares at an average price of $17.45, $18.02 and $18.43, respectively.

All of the above shares were issued from treasury stock.

Stock Option Plans

The Company has adopted several plans that provide for the granting of stock options to officers, employees and non-employee directors at option prices equal to the market price of the common stock at the date of grant. The forms of option adopted provide that the options may not be exercised within one year from the date of grant, and expire if not completely exercised within five years from the date of grant, except options for 334 shares and 3,524 shares, granted in fiscal 2002 and fiscal 2001, respectively, which expire 10 years from the date of grant. For the most part, in any year after the first year, the options can be exercised with respect to only up to 25% of the shares subject to the option, computed cumulatively. The Company’s shareholders have approved all of the Company’s stock plans.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Changes in the options outstanding during fiscal years 2000, 2001 and 2002 are summarized in the following table:

	Number of Options	Price Range	Weighted Average Price	Options Exercisable

Balance - July 31, 1999 Fiscal 2000:	8,309	$2.60-27.25	$20.29	2,395
Options granted	148	17.84-23.50	22.38
Options exercised	(224)	2.64-21.50	18.90
Options terminated	(309)	2.81-24.25	19.87

Balance - July 29, 2000 Fiscal 2001:	7,924	2.60-27.25	20.39	4,091
Options granted	3,605	19.72-23.89	22.08
Options exercised	(1,186)	2.64-24.25	19.10
Options terminated	(2,248)	17.38-27.25	23.84

Balance - July 28, 2001 Fiscal 2002:	8,095	2.60-26.75	20.38	2,314
Options granted	334	16.78-24.27	20.50
Options exercised	(679)	2.60-23.50	19.45
Options terminated	(363)	16.10-26.75	20.90

Balance - August 3, 2002	7,387	$4.47-24.56	$20.50	3,796

As of August 3, 2002, 11,547 shares of common stock of the Company were reserved for the exercise of stock options and 4,160 options were available for grant. To the extent treasury shares are used to satisfy option exercises, these reserved shares will not be issued.

The following table summarizes the status of stock options outstanding and exercisable as of August 3, 2002, by range of exercise price:

		Options outstanding		Options exercisable

Exercise Price Range	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable	Weighted Average Exercise Price

$ 4.47-11.50	8	$7.71	1.5	8	$7.71
$11.51-17.50	1,553	17.37	1.8	1,044	17.37
$17.51-21.00	2,072	19.83	1.5	1,716	19.88
$21.01-24.56	3,754	22.19	8.1	1,028	22.21

	7,387	$20.50	5.0	3,796	$19.80

Using the Black-Scholes option-pricing model, the disclosures required under SFAS No. 123 are as follows:

	2002	2001	2000

Average fair value of options granted	$8.36	$6.75	$7.00
Valuation assumptions:
Expected dividend yield	2.0%	3.6%	3.2%
Expected volatility	33.0%	33.0%	35.0%
Expected life (years)	10	10	5
Risk-free interest rate	5.1%	4.8%	6.6%
Pro forma effect:
Reduction in net earnings	$10,962	$6,506	$9,017
Reduction in earnings per share, basic and diluted	$0.09	$0.05	$0.07

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

INCENTIVE COMPENSATION PLAN

The plan provides additional compensation to officers and key employees of the Company and its subsidiaries based upon the achievement of specified management goals. The Compensation Committee of the Board of Directors establishes the goals on which the Company’s executive officers are compensated, and management establishes the goals for other covered employees. The aggregate amounts charged to expense in connection with the plan were $7,400, $11,100 and $11,900 for fiscal years 2002, 2001 and 2000, respectively.

PENSION AND PROFIT SHARING PLANS AND ARRANGEMENTS

Pension Plans

The Company and its subsidiaries provide substantially all domestic and foreign employees with pension benefits. The Company’s pension plans provide benefits based on salary and service. Funding policy for domestic plans is in accordance with Employee Retirement Income Security Act of 1974 (“ERISA”); for foreign plans, funding is determined by local tax laws and regulations. Plan assets are invested primarily in common stocks, bonds and cash instruments. Pension costs charged to operations totaled $13,012, $10,047 and $10,675 in fiscal years 2002, 2001 and 2000, respectively.

The following table reflects the change in benefit obligations and change in plan assets for the Company’s defined benefit pension plans:

	U.S. Plans		Foreign Plans

	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation - beginning of year	$118,778	$110,053	$125,425	$107,304
Acquisitions	–	–	24,035	–
Service cost	5,214	4,914	6,643	5,342
Interest cost	8,312	8,091	7,479	5,826
Plan participant contributions	–	–	1,393	1,454
Plan amendments	250	1,126	227	92
Actuarial (gain) loss	(1,443)	3,806	1,094	16,759
Total benefits paid	(9,377)	(9,212)	(4,830)	(3,776)
Effect of exchange rates	–	–	13,724	(7,576)

Benefit obligation - end of year	121,734	118,778	175,190	125,425

Change in plan assets:
Fair value of plan assets - beginning of year	71,464	76,288	115,878	134,771
Acquisitions	–	–	1,292	–
Actual return on plan assets	(5,371)	126	(19,753)	(13,461)
Company contributions	4,137	4,262	5,097	4,814
Plan participant contributions	–	–	1,393	1,454
Benefits paid from plan assets	(9,377)	(9,212)	(4,830)	(3,776)
Effect of exchange rates	–	–	9,469	(7,924)

Fair value of plan assets - end of year	60,853	71,464	108,546	115,878

Funded status:	(60,881)	(47,314)	(66,644)	(9,547)
Unrecognized actuarial loss	11,203	88	54,698	21,614
Unrecognized prior service cost	7,315	7,800	1,396	1,231
Unrecognized transition asset	(434)	(870)	(8)	(477)

Net amount recognized	$(42,797)	$(40,296)	$(10,558)	$12,821

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

	U.S. Plans		Foreign Plans

	2002	2001	2002	2001

Amount recognized in the balance sheet consists of:
Prepaid benefit	$–	$–	$33,764	$29,184
Accrued benefit liability	(53,374)	(47,942)	(45,929)	(17,929)
Intangible asset	6,697	5,595	660	783
Accumulated other comprehensive income	3,880	2,051	947	783

Net amount recognized	$(42,797)	$(40,296)	$(10,558)	$12,821

Plans with accumulated benefit obligations in excess Of plan assets consists of the following:
Accumulated benefit obligation	$107,611	$42,435	$42,775	$15,466
Projected benefit obligation	121,733	48,967	46,139	17,923
Plan assets at fair value	60,854	10,120	1,228	–

     Net periodic benefit cost for the Company’s defined benefit pension plans includes the following components:

	U.S. Plans			Foreign Plans

	2002	2001	2000	2002	2001	2000

Service cost	$5,214	$4,914	$4,551	$6,643	$5,342	$6,172
Interest cost	8,312	8,091	7,755	7,479	5,826	5,958
Expected return on plan assets	(7,346)	(7,267)	(6,871)	(8,789)	(8,497)	(8,573)
Amortization of prior service cost	735	698	813	169	174	141
Amortization of net transition asset	(436)	(266)	(266)	(438)	(538)	(537)
Recognized actuarial loss (gain)	160	(136)	213	297	(137)	(15)

Net periodic benefit cost	$6,639	$6,034	$6,195	$5,361	$2,170	$3,146

     The following table provides the weighted-average assumptions used to determine plan liabilities and expense:

	U.S. Plans			Foreign Plans

	2002	2001	2000	2002	2001	2000

Weighted average discount rate	7.25%	7.50%	7.75%	2.00-6.25%	2.50-6.50%	2.50-6.50%
Expected long-term rate of return on plan assets	9.00%	10.00%	10.00%	.75-7.00%	3.00-7.00%	4.50-7.00%
Rate of compensation increase	4.00%	4.75%	4.75%	2.50-4.00%	3.00-4.00%	3.00%

The Company and its subsidiaries also participate in certain pension plans primarily for the benefit of its employees who are union members. Contributions to these plans were $1,012, $1,843 and $1,334 for fiscal years 2002, 2001 and 2000, respectively.

Profit Sharing Plan

The Company’s 401(k) and profit sharing plan covers substantially all domestic employees of the Company and its participating subsidiaries, other than those employees covered by a union retirement plan. The Plan provides that participants may voluntarily contribute a percentage of their compensation and the Company will make a matching contribution equal to 100% of the first 3% of each participant’s contributions. Company contributions in excess of the matching contribution are contingent upon realization of profits of the Company and its participating subsidiaries, unless the Board of Directors decides otherwise. The expense associated with the plan for fiscal years 2002, 2001, and 2000 was $4,158, $4,273 and $7,605, respectively
.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

OTHER COMPREHENSIVE INCOME

The Company has elected to report comprehensive income in the Consolidated Statement of Stockholders’ Equity. The changes in the components of other comprehensive income (loss) are as follows:

	Pretax Amount	Tax Effect	Net Amount

Fiscal 2000:
Unrealized translation adjustment	$(20,835)	$(366)	$(21,201)
Minimum pension liability adjustment	1,010	(344)	666
Change in unrealized accumulated investment gains	499	(175)	324

Other comprehensive loss	$(19,326)	$(885)	$(20,211)

Fiscal 2001:
Unrealized translation adjustment	$(15,142)	$(1,455)	$(16,597)
Minimum pension liability adjustment	(864)	336	(528)
Change in unrealized accumulated investment gains	8,953	(3,163)	5,790
Unrealized losses on derivatives	(1,627)	570	(1,057)

Other comprehensive loss	$(8,680)	$(3,712)	$(12,392)

Fiscal 2002:
Unrealized translation adjustment	$31,658	$860	$32,518
Minimum pension liability adjustment	(1,993)	713	(1,280)
Change in unrealized accumulated investment losses	(3,039)	1,099	(1,940)
Unrealized losses on derivatives	(415)	145	(270)

Other comprehensive income	$26,211	$2,817	$29,028

The net change in unrealized (losses) gains on available-for-sale securities, net of related taxes, consisted of the following:

	2002	2001	2000

Net unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(1,100), $2,866 and $175 in 2002, 2001, and 2000, respectively	$(16,435)	$5,239	$324
Net loss included in net earnings for the period, net of tax benefit of $297 in 2001	–	551	–
Adjustment for unrealized loss included in net earnings due to impairment in 2002	14,495	–	–

Other comprehensive (loss) income	$(1,940)	$5,790	$324

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

CONTINGENCIES AND COMMITMENTS

Certain facilities of the Company are involved in environmental proceedings. The most significant matter pertains to the Company’s subsidiary, Gelman Sciences Inc. (“Gelman”), which constitutes most of the $19,600 of accruals in the Company’s Consolidated Balance Sheet at August 3, 2002 and the $7,000 and $8,200 charges recorded in fiscal 2002 and 2001, respectively, related to environmental matters. During fiscal 2000, the Company received funds aggregating approximately $5,000 from its insurance carrier as final settlement of its insurance obligations for the Gelman remediation. These funds were added to the reserve to cover revised estimates for the future costs of remediation and on-going legal expenses. The increases recorded to the environmental liabilities represent management’s best estimate of the cost to be incurred to perform remediation. The estimates are based upon the feasibility of the use of certain remediation technologies and processes as well as the facts known to management at the time the estimates are made. (Refer to the Accounting Policies and Related Matters – Presentation and Use of Estimates Note.)

Nearly ten years prior to the Company’s acquisition of Gelman in February 1997, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) seeking to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility, which allegedly was caused by Gelman’s disposal of waste water from its manufacturing process under legal and accepted discharge practices in the 1970s. Pursuant to a consent judgment entered into by Gelman and the State in 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900 in stipulated penalties for alleged violations of the Consent Judgment and additional injunctive relief. Gelman disputed these assertions. In July 2000, the Court continued to hold “under advisement” the matter of penalties. The Court issued a Remediation Enforcement Order requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. The Company’s plan has been submitted to, and approved by, both the Court and the State. In the opinion of management, to date, the Court has expressed its satisfaction with the Company’s progress.

In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. Because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its consolidated financial statements.

The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. It is management’s opinion that these other actions will not have a material effect on the Company’s financial position.

The Company and its subsidiaries lease office and warehouse space, automobiles, computers and office equipment. Rent expense for all operating leases amounted to approximately $17,294 in 2002, $17,225 in 2001 and $17,800 in 2000. Future minimum rental commitments at August 3, 2002, for all non-cancelable operating leases with initial terms exceeding one year are $16,100 in 2003; $11,400 in 2004; $6,700 in 2005; $3,900 in 2006; $2,200 in 2007 and $1,700 thereafter.

The Company has employment agreements with its executive officers, the terms of which expire at various times through August 2003. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specified management goals are attained as discussed in the Incentive Compensation Plan Note. The aggregate commitment for future salaries at August 3, 2002, excluding bonuses, was approximately $11,153.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

FINANCIAL INSTRUMENTS AND RISKS AND UNCERTAINTIES

The Company uses derivative instruments primarily to manage exposures related to foreign currency denominated receivables and payables and interest rate risk. To accomplish this, the Company uses certain contracts, primarily foreign currency forward contracts (“forwards”) and interest rate swaps, which minimize cash flow risks from changes in foreign currency exchange rates and interest rates, respectively. Any change in the value of the Company’s derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Derivative instruments are not used for speculative or trading purposes.

As of August 3, 2002, the Company had interest rate swaps and forwards outstanding with notional amounts aggregating $163,770 and $4,711, respectively, whose fair values were an asset of $5,297 and a liability of $16, respectively.

The credit risk related to the interest rate swaps and the forwards is considered low because such instruments are entered into only with financial institutions having high credit ratings and are generally settled on a net basis.

Other comprehensive income includes $2,042 of cumulative unrealized losses on interest rate swaps of which $774 is expected to be reclassified into earnings within one year.

The Company considers the fair value of all non-derivative financial instruments to be not materially different from their carrying value at year-end.

The Company’s cash, cash equivalents and short-term investments are in high-quality securities placed with a wide array of financial institutions with high credit ratings. This investment policy limits the Company’s exposure to concentration of credit risks.

The Company’s products are sold to a diverse group of customers throughout the world. As such, the Company is subject to certain risks and uncertainties as a result of changes in general economic conditions, sources of supply, competition, foreign exchange rates, tax reform, litigation and regulatory developments. The diversity and breadth of the Company’s products and geographic operations mitigate the risk that adverse changes in any event would materially affect the Company’s financial position. Additionally, as a result of the diversity of its customer base, the Company does not consider itself exposed to concentration of credit risks. These risks are further minimized by placing credit limits, ongoing monitoring of customers’ account balances, and assessment of customers’ financial strength.

SEGMENT INFORMATION AND GEOGRAPHIES

The Company operates in a matrix that is both geographic and market-based. During fiscal 2001, the Company undertook certain business realignments that changed the way the market-based part of the matrix is managed and operated. These changes are described below and are reflected in all periods presented.

Life Sciences was realigned, such that the blood-related cardiovascular product sales of the former Critical Care sub-market are managed by the Blood segment. BioPharmaceuticals assumed management of the remaining parts of Critical Care (renamed BioSciences).

Aeropower and Fluid Process (including Microelectronics), previously managed as two operating segments, were consolidated under the management of Industrial. In addition, the Microelectronics segment has responsibility for macroelectronics product sales, which were previously managed by General Industrial. Food & Beverage, previously a sub-market of BioPharmaceutical, was also placed under the management of Industrial’s General Industrial group.

As a result of these changes, the Company is now organized around the two principal markets in which its customers conduct their business: Life Sciences and Industrial. The two principal markets are further divided into five segments as described below:

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Life Sciences:

Blood: includes sales of disposable blood filtration and cardiovascular filtration products primarily to blood centers and hospitals.

BioPharmaceuticals: includes sales of separation systems and disposable filters primarily to pharmaceutical, biotechnology and laboratory companies.

Industrial:

General Industrial: the Company’s most diverse sub-segment, includes sales of filters, coalescers, and separation systems for hydraulic, fuel and lubrication systems on manufacturing equipment across many industries as well as to producers of oil, gas, electricity, chemicals, food and beverages, municipal water, and paper.

Aerospace: includes sales of filtration, fluid monitoring equipment and shipboard water/waste water filtration to the aerospace industry for use on commercial and military aircraft, ships and land-based vehicles.

Microelectronics: includes sales of disposable filtration products to producers of semiconductors, computer terminals, fiber optics, disc drives, thin film rigid discs, and photographic film.

The Company has identified each of the above five business segments as reportable segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company’s underlying accounting records are maintained on a legal entity or geographic basis for statutory and public reporting purposes. Many of the legal entities operate in more than one reportable segment. The segments benefit from the shared resources of those legal entities such that certain assets and activities are shared and are not specifically identifiable to a particular segment. Accounts receivable and inventory are specifically identifiable to the segments; however, certain operating assets, principally property, plant and equipment, are shared. Similarly, certain expenses incurred by those legal entities for various support functions such as human resources, information services, finance, facility costs (including depreciation expense) and other overhead costs are allocated to the segments using various methodologies based upon the nature of the expense. As such, the Company’s market segment information requires extensive allocation of costs, which are judgmental in nature.

Cash and cash equivalents, short-term investments, income taxes, goodwill and intangible assets and headquarters assets, all of which are managed at the Corporate level, are included in Corporate assets. Accordingly, expenses associated with the headquarters operations, amortization of intangible assets, interest expense, net, the provision for income taxes, as well as restructuring and other charges are excluded from the measurement and evaluation of the profitability of the Company’s reportable segments.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

MARKET SEGMENT INFORMATION

	2002	2001	2000

SALES TO UNAFFILIATED CUSTOMERS:
Blood	$232,464	$233,325	$224,753
BioPharmaceuticals	372,382	342,167	346,515

Life Sciences	604,846	575,492	571,268

General Industrial	407,382	346,459	356,413
Aerospace	158,753	158,310	144,969
Microelectronics	119,839	155,162	151,451

Industrial	685,974	659,931	652,833

Total	$1,290,820	$1,235,423	$1,224,101

OPERATING PROFIT:
Blood	$32,743	$40,239	$47,762
BioPharmaceuticals	87,023	83,535	110,297

Life Sciences	119,766	123,774	158,059

General Industrial	45,320	58,004	53,797
Aerospace	37,489	46,096	41,053
Microelectronics	7,477	17,309	21,966

Industrial	90,286	121,409	116,816

Subtotal	210,052	245,183	274,875
Restructuring and other charges, net	(32,836)	(17,248)	(11,987)
General corporate expenses	(62,910)	(60,972)	(60,407)
Interest expense, net	(14,331)	(16,643)	(14,077)

Earnings before income taxes	$99,975	$150,320	$188,404

DEPRECIATION AND AMORTIZATION:
Blood	$12,593	$11,531	$10,323
BioPharmaceuticals	18,330	18,166	17,816

Life Sciences	30,923	29,697	28,139

General Industrial	22,283	17,744	19,069
Aerospace	4,642	4,265	4,642
Microelectronics	4,743	5,144	5,429

Industrial	31,668	27,153	29,140

Subtotal	62,591	56,850	57,279
Corporate	11,412	14,640	14,682

Total	$74,003	$71,490	$71,961

IDENTIFIABLE ASSETS:
Blood	$94,812	$95,581	$91,167
BioPharmaceuticals	166,237	129,281	138,177
Shared Life Sciences Assets	295,225	273,734	280,331

Life Sciences	556,274	498,596	509,675

General Industrial	273,983	182,061	197,995
Aerospace	62,872	63,327	59,230
Microelectronics	74,858	48,420	54,196
Shared Industrial Assets	347,578	218,185	206,676

Industrial	759,291	511,993	518,097

Subtotal	1,315,565	1,010,589	1,027,772
Corporate	711,657	537,921	479,480

Total	$2,027,222	$1,548,510	$1,507,252

CAPITAL EXPENDITURES:
Life Sciences	$40,497	$44,997	$39,860
Industrial	26,753	29,373	24,560

Subtotal	67,250	74,370	64,420
Corporate	2,671	3,464	2,073

Total	$69,921	$77,834	$66,493

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

GEOGRAPHIES

	2002	2001	2000

SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$584,327	$575,801	$568,025
Europe	472,569	421,100	435,318
Asia	233,924	238,522	220,758

Total	$1,290,820	$1,235,423	$1,224,101

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$123,336	$128,433	$135,326
Europe	61,720	55,507	49,655
Asia	2,266	4,845	3,427

Total	$187,322	$188,785	$188,408

TOTAL SALES:
Western Hemisphere	$707,663	$704,234	$703,351
Europe	534,289	476,607	484,973
Asia	236,190	243,367	224,185
Eliminations	(187,322)	(188,785)	(188,408)

Total	$1,290,820	$1,235,423	$1,224,101

OPERATING PROFIT:
Western Hemisphere	$87,376	$116,571	$153,190
Europe	82,258	83,555	91,964
Asia	37,437	44,003	36,000
Eliminations	2,981	1,054	(6,279)

Subtotal	210,052	245,183	274,875
Restructuring and other charges, net	(32,836)	(17,248)	(11,987)
General corporate expenses	(62,910)	(60,972)	(60,407)
Interest expense, net	(14,331)	(16,643)	(14,077)

Earnings before income taxes	$99,975	$150,320	$188,404

IDENTIFIABLE ASSETS:
Western Hemisphere	$617,619	$506,289	$512,004
Europe	531,161	365,711	365,354
Asia	181,409	156,320	169,812
Eliminations	(14,624)	(17,731)	(19,398)

Subtotal	1,315,565	1,010,589	1,027,772
Corporate	711,657	537,921	479,480

Total	$2,027,222	$1,548,510	$1,507,252

Sales by the Company’s subsidiary in Japan amounted to approximately 11%, 13% and 12% of total revenue in fiscal years 2002, 2001 and 2000. Export sales to unaffiliated customers by the Company’s U.S. operations totaled approximately $72,000, $73,000 and $74,000 in fiscal years 2002, 2001 and 2000, respectively. The Company considers its foreign operations to be of major importance to its future growth prospects, and does not believe the risk of its foreign business differs materially from its domestic business, except for the risk of currency fluctuations.

Intercompany sales between geographic areas are generally priced on the basis of a markup of manufacturing costs to achieve an appropriate sharing of the profit between the parties.

PALL CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands, except per share data)

Description	Balance at Beginning of Year	Additions to Reserve (a)		Write-offs	Translation Adjustments	Balance at End of Year

Allowance for doubtful accounts:
Year Ended:
August 3, 2002	$7,197	$7,936		$(2,630)	$403	$12,906
July 28, 2001	$7,832	$2,491		$(2,974)	$(152)	$7,197
July 29, 2000	$6,623	$2,468		$(1,077)	$(182)	$7,832

Reserve for inventory obsolescence:
Year Ended:
August 3, 2002	$16,305	$20,458		$(364)	$778	$37,177
July 28, 2001	$14,043	$5,032		$(2,333)	$(437)	$16,305
July 29, 2000	$13,317	$6,766	(b)	$(5,745)	$(295)	$14,043

(a)	Includes amounts charged to costs and expenses and reserves recorded upon the acquisition of FSG of $4,269 and $9,927 for the allowance for doubtful accounts and reserve for inventory obsolescence, respectively.
(b)	Includes $3,421 related to the restructuring and other charges.