Form 10-Q
period 2002-11-02
PALL CORP
filed 2002-12-17
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 2, 2002 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 1-4311

PALL CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-1541330 (I.R.S. Employer Identification No.)

2200 Northern Boulevard, East Hills, NY (Address of principal executive offices)	11548 (Zip Code)

(516) 484–5400 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes No

The number of shares of the registrant’s common stock outstanding as of December 6, 2002 was 122,973,348.

SIGNATURES	20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Nov. 2, 2002	Aug. 3, 2002

ASSETS
Current assets:
Cash and cash equivalents	$90,507	$105,224
Short-term investments	22,600	40,200
Accounts receivable, net	364,293	415,853
Inventories	279,832	256,910
Other current assets	82,111	97,795

Total current assets	839,343	915,982
Property, plant and equipment, net	599,587	605,095
Goodwill, net	226,101	262,973
Intangible assets, net	55,338	39,948
Other assets	194,850	203,224

Total assets	$1,915,219	$2,027,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$14,095	$42,202
Accounts payable and other current liabilities	264,384	293,076
Income taxes	29,471	41,549
Current portion of long-term debt	56,656	61,344

Total current liabilities	364,606	438,171
Long-term debt, net of current portion	617,904	619,705
Deferred taxes and other non-current liabilities	144,628	149,626

Total liabilities	1,127,138	1,207,502

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	110,409	110,745
Retained earnings	797,954	832,308
Treasury stock, at cost	(109,773)	(110,799)
Stock option loans	(2,695)	(3,259)
Accumulated other comprehensive loss:
Foreign currency translation	(13,768)	(17,429)
Minimum pension liability	(3,075)	(3,079)
Unrealized investment losses	(2,705)	(236)
Unrealized losses on derivatives	(1,062)	(1,327)

	(20,610)	(22,071)

Total stockholders’ equity	788,081	819,720

Total liabilities and stockholders’ equity	$1,915,219	$2,027,222

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	Nov. 2, 2002	Oct. 27, 2001

Net sales	$332,210	$274,119
Cost of sales	174,261	135,070

Gross profit	157,949	139,049
Selling, general and administrative expenses	116,860	98,074
Research and development	13,045	12,847
Restructuring and other charges	40,375	–
Interest expense, net	7,266	3,263

(Loss) earnings before income taxes	(19,597)	24,865
Income taxes	3,541	5,473

Net (loss) earnings	$(23,138)	$19,392

(Loss) earnings per share:
Basic	$(0.19)	$0.16
Diluted	$(0.19)	$0.16

Dividends declared per share	$0.09	$0.17
Average shares outstanding:
Basic	122,825	122,190
Diluted	122,825	123,486

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	Nov. 2, 2002	Oct. 27, 2001

Net cash provided by operating activities, net of effect of acquisitions	$34,795	$16,614
Investing activities:
Acquisitions of businesses	(7,999)	–
Capital expenditures	(14,456)	(19,374)
Disposals of fixed assets	1,118	595
Short-term investments	17,600	71,400

Net cash (used) provided by investing activities	(3,737)	52,621

Financing activities:
Notes payable	(379,099)	(14,786)
Long-term borrowings	380,004	1,497
Repayments of long-term debt	(37,236)	(31,711)
Net proceeds from stock plans	1,148	3,192
Purchase of treasury stock	–	(9,999)
Dividends paid	(11,049)	(20,808)

Net cash used by financing activities	(46,232)	(72,615)

Cash flow for period	(15,174)	(3,380)
Cash and cash equivalents at beginning of year	105,224	54,927
Effect of exchange rate changes on cash	457	172

Cash and cash equivalents at end of period	$90,507	$51,719

Supplemental disclosures:
Interest paid	$5,125	$7,511
Income taxes paid (net of refunds)	8,234	11,103

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented herein. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

NOTE 2 – ACQUISITION

On April 24, 2002, the Company acquired the Filtration and Separations Group (“FSG”) from United States Filter Corporation (“US Filter”) for $360,000 in cash, subject to a post closing adjustment of the purchase price based on the net assets acquired as of April 27, 2002. The adjustment to the purchase price was finalized in the first quarter of fiscal 2003, resulting in additional consideration due to US Filter of $7,801. The operating results of FSG are reported in the Company’s results of operations from April 28, 2002.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies. In the first quarter of fiscal 2003, the valuation of in-process research and development and certain amortizable intangible assets, patented and unpatented technology, was finalized. As a result, the Company wrote-off $37,600 of preliminary goodwill as in-process research and development and reallocated $16,800 of preliminary goodwill to write up the aforementioned amortizable intangible assets from their book value to their fair value of $20,100 (please refer to Note 3 for further discussion). The amount of in-process research and development was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there were various projects that met the above criteria. The majority of the projects identified are targeted for the General Industrial segment.

The value of the research projects identified to be in process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The key assumptions specifically underlying the valuation for purchased in-process research and development consist of an expected completion date for the in-process projects, estimated costs to complete the projects, revenue and expense projections, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. The weighted average discount rate used was approximately 24% (ranging from 18% to 67%). The percentage of completion for the projects was determined using milestones representing estimates of effort, value added and degree of difficulty of the portion of the projects completed as of April 27, 2002, as compared to the total research and development to be completed to bring the projects to technological feasibility. As of April 27, 2002, the Company estimates the projects were approximately 67% complete on a weighted average basis (ranging from 2% to 96%).

The development of these technologies remains an uncertainty due to the remaining efforts to achieve technological feasibility, changing customer markets, and significant competitive threats from other companies.

At the date of acquisition, management began formulating integration plans which contemplate the closure of redundant facilities and the sale of certain businesses. In addition, the synergies created by joining the two organizations have resulted in employee terminations. The condensed consolidated balance sheet at November 2, 2002 reflects liabilities for such items; however, we will continue to finalize and announce other integration plans during fiscal 2003. The finalization of these integration plans concerning FSG’s facilities and employees will be reported in future periods as increases and decreases to goodwill and to the assets acquired and liabilities assumed. The November 2, 2002 condensed consolidated balance sheet reflects the preliminary allocation of the purchase price and goodwill of $170,109. The financial statement impact of integration plans that concern Pall facilities and employees will be reflected in earnings. Refer to Note 3 for discussion of actions taken in the first quarter of fiscal 2003. The goodwill related to the FSG acquisition is not tax deductible.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

Purchase price	$367,801
Transaction costs	7,033

Total cost	374,834
Cash acquired	19,671

Total purchase price, net of cash acquired	355,163

Current assets	164,453
Property, plant and equipment	91,128
Intangible assets	23,617
Other non-current assets	3,900
In-process research and development	37,600

Total assets and in-process research and development acquired	320,698

Current liabilities	101,144
Non-current liabilities	34,500

Total liabilities assumed	135,644

Goodwill	$170,109

Goodwill has been allocated preliminarily to the Company’s reportable segments as follows:

BioPharmaceuticals	$12,911
General Industrial	136,121
Microelectronics	21,077

Total	$170,109

NOTE 3 – RESTRUCTURING AND OTHER CHARGES

The following table summarizes the restructuring related items and other charges recorded in the first quarter of fiscal 2003:

	Restructuring	Other Charges and Adjustments	Total Charged To Earnings	Adjustments to Goodwill (a)	Total

In-process research and development (b)	$–	$37,600	$37,600	$–	$37,600
Severance (c)	2,775	–	2,775	2,114	4,889
Fixed asset write-offs (c)	–	–	–	451	451
Office closures (c)	–	–	–	1,267	1,267
Other (c)	–	–	–	487	487

Total	$2,775	$37,600	$40,375	$4,319	$44,694

Cash	$2,775	$–	$2,775	$3,868	$6,643
Non-cash	–	37,600	37,600	451	38,051

Total	$2,775	$37,600	$40,375	$4,319	$44,694

(a)	Reflects restructuring activities related to FSG employees and facilities (refer to Note 2 for discussion of purchase accounting).

(b)	In the first quarter of fiscal 2003, the Company recorded a charge of $37,600 for in-process research and development acquired in the acquisition of FSG. Please also refer to Note 2 for further discussion.

(c)	At the date of the FSG acquisition, management began formulating integration plans and identifying synergistic opportunities. During the fourth quarter of fiscal 2002 and in the first quarter of fiscal 2003, the Company announced and implemented plans to eliminate redundant employees and facilities.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

Furthermore, during the first quarter of fiscal 2003, the Company reorganized its Life Sciences business such that the Company’s hospital and medical OEM sub-segments were combined with the Blood segment to form a new segment called Pall Medical. Please refer to Note 8 for further information. This reorganization is expected to reduce costs and has resulted in the termination of employees globally.

These actions resulted in the recording of approximately $4,889 in severance related liabilities for an estimated workforce reduction of 105 people, of which approximately 70 employees had been terminated in the first quarter of fiscal 2003. In addition, liabilities of approximately $1,754 were recorded principally for lease termination and other office closure costs. Fixed asset write-offs amounted to approximately $451 in the first quarter of fiscal 2003.

Cash requirements of these actions are expected to be $6,643 of which $2,503 has been expended, leaving $4,140 in accruals reflected on the balance sheet as of November 2, 2002. The expected cash outlays comprise $4,889 in employee termination benefits and $1,754 principally related to lease termination liabilities and other office closure costs

The following table summarizes the activity in the first quarter of fiscal 2003 affecting the reserve balances related to restructuring actions taken in fiscal 2002 and fiscal 2003:

	Restructuring liabilities recorded in:

	Fiscal 2003	Fiscal 2002	Total

Balance at August 3, 2002	$–	$10,424	$10,424
Current year additions	6,643	–	6,643
Utilized	(2,503)	(6,101)	(8,604)

Balance at November 2, 2002	$4,140	$4,323	$8,463

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	Nov. 2, 2002	Aug. 3, 2002

Accounts receivable, net:
Accounts receivable	$377,328	$428,759
Less: Allowances for doubtful accounts	13,035	12,906

Total	$364,293	$415,853

Inventories:
Raw materials and components	$92,148	$90,807
Work-in-process	45,392	40,323
Finished goods	142,292	125,780

Total	$279,832	$256,910

Property, plant and equipment, net:
Property, plant and equipment	$1,134,093	$1,125,174
Less: Accumulated depreciation and amortization	534,506	520,079

Total	$599,587	$605,095

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 5 – NOTES PAYABLE AND LONG-TERM DEBT

On August 6, 2002, the Company completed an offering of $280,000 of 6% senior notes due on August 1, 2012. The notes are unsecured and unsubordinated obligations of the Company and rank pari passu to its other outstanding unsecured and unsubordinated indebtedness. On October 18, 2002, the Company entered into a $100,000 LIBOR based variable rate bank loan, which matures in quarterly installments of $5,000 starting in January 2003 through October 2007. The proceeds of the notes and loan were used to repay the interim credit facility taken to finance the FSG acquisition and for general corporate purposes.

On November 26, 2002, the Company terminated “receive fixed, pay variable” interest rate swaps relating to its $100,000 private placement of 7.83% unsecured senior notes due in 2010 and as a result the Company received $8,568. Simultaneously, the Company entered into new interest rate swaps involving the $280,000, 6% notes due on August 1, 2012. The new swaps require the Company to make payments at a variable rate based on LIBOR and receive payments at a fixed rate of 6% on notional amounts totaling $230,000.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following table presents goodwill, net of accumulated amortization prior to the adoption of SFAS No. 142, allocated by reportable segment solely for purposes of SFAS No. 142 disclosure as of November 2, 2002 and August 3, 2002:

	Nov. 2, 2002	Aug. 3, 2002

Medical	$20,253	$19,512
BioPharmaceuticals	27,866	31,423

Life Sciences	48,119	50,935

General Industrial	150,646	180,356
Aerospace	6,122	6,038
Microelectronics	21,214	25,644

Industrial	177,982	212,038

Total	$226,101	$262,973

The change in the carrying amount of goodwill is primarily attributable to the changes in the preliminary allocation of goodwill from the acquisition of FSG and to the translation of goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.

Intangible assets, net, consist of the following:

	Nov. 2, 2002	Aug. 3, 2002

Patents and unpatented technology	$78,167	$60,381
Trademarks and other	9,363	9,605

Subtotal	87,530	69,986
Less: Accumulated amortization	32,192	30,038

Total	$55,338	$39,948

Patents and trademarks include costs to register new patents and trademarks. Patents also include expenditures to successfully defend certain patents as well as for paid-up licenses for third-party patents. The increase in patents and unpatented technology is due to the finalization, in the first quarter of fiscal 2003, of the valuation of intangible assets purchased in the FSG acquisition. The fair values of these intangibles had not been determined as of August 3, 2002; as such, their cost had been preliminarily allocated based upon their book values.

Amortization expense for these intangible assets for the three months ended November 2, 2002 and October 27, 2001 was $1,957 and $1,194, respectively. Amortization expense is estimated to be approximately $5,623 for the remainder of fiscal 2003 and $7,300 in 2004, $5,600 in 2005 and $5,100 in 2006, 2007 and in 2008.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 7 – COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income was comprised of the following for the three months ended November 2, 2002 and October 27, 2001.

	Nov. 2, 2002	Oct. 27, 2001

Net (loss) income	$(23,138)	$19,392

Unrealized translation adjustment	3,764	1,589
Income taxes	(103)	258

Unrealized translation adjustment, net	3,661	1,847

Minimum pension liability adjustment	7	(14)
Income taxes	(3)	59

Minimum pension liability adjustment, net	4	45

Change in unrealized accumulated investment losses	(2,330)	(3,120)
Income taxes	(139)	1,091

Change in unrealized accumulated investment losses, net	(2,469)	(2,029)

Unrealized gains (losses) on derivatives	408	(967)
Income taxes	(143)	338

Unrealized gains (losses) on derivatives, net	265	(629)

Total comprehensive (loss) income	$(21,677)	$18,626

NOTE 8 – SEGMENT INFORMATION AND GEOGRAPHIES

During the first quarter of fiscal 2003, the Company reorganized its Life Sciences business to improve profitability. As a result, the hospital and medical OEM sub-segments, which were previously part of the BioPharmaceuticals segment, were combined with the Blood segment to create a new segment called Medical. Life Sciences segment information for prior periods has been restated for these changes.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

MARKET SEGMENT INFORMATION	Three Months Ended

	Nov. 2, 2002	Oct. 27, 2001

SALES TO UNAFFILIATED CUSTOMERS:
Medical	$57,966	$67,435
BioPharmaceuticals	74,063	64,529

Total Life Sciences	132,029	131,964

General Industrial	126,379	79,957
Aerospace	36,953	37,644
Microelectronics	36,849	24,554

Total Industrial	200,181	142,155

Total	$332,210	$274,119

OPERATING PROFIT:
Medical	$4,527	$4,599
BioPharmaceuticals	15,172	16,918

Life Sciences	19,699	21,517

General Industrial	10,824	10,464
Aerospace	8,487	11,465
Microelectronics	4,814	30

Industrial	24,125	21,959

Subtotal	43,824	43,476
Restructuring and other charges	(40,375)	–
General corporate expenses	(15,780)	(15,348)
Interest expense, net	(7,266)	(3,263)

(Loss) earnings before income taxes	$(19,597)	$24,865

GEOGRAPHIES:
SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$138,067	$125,692
Europe	135,050	94,736
Asia	59,093	53,691

Total	$332,210	$274,119

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$39,570	$28,055
Europe	18,301	12,080
Asia	874	401

Total	$58,745	$40,536
TOTAL SALES:
Western Hemisphere	$177,637	$153,747
Europe	153,351	106,816
Asia	59,967	54,092
Eliminations	(58,745)	(40,536)

Total	$332,210	$274,119

OPERATING PROFIT:
Western Hemisphere	$19,949	$18,235
Europe	17,727	15,486
Asia	6,459	8,804
Eliminations	(311)	951

Subtotal	43,824	43,476
Restructuring and other charges	(40,375)	–
General corporate expenses	(15,780)	(15,348)
Interest expense, net	(7,266)	(3,263)

(Loss) earnings before income taxes	$(19,597)	$24,865

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

The following table presents fiscal year 2002 quarterly Life Sciences’ Medical and BioPharmaceuticals segments, restated for the reorganization described above:

Market Segment Information:	Three Months Ended				Year Ended

	Oct. 27, 2001	Jan. 26, 2002	Apr. 27, 2002	Aug. 3, 2002	Aug. 3, 2002
Sales To Unaffiliated Customers:
Medical	$67,435	$72,733	$79,075	$91,794	$311,037
BioPharmaceuticals	64,529	68,345	73,093	87,842	293,809

Life Sciences	$131,964	$141,078	$152,168	$179,636	$604,846

Operating Profit:
Medical	$4,599	$11,597	$12,370	$14,689	$43,255
BioPharmaceuticals	16,918	16,350	18,290	24,953	76,511

Life Sciences	$21,517	$27,947	$30,660	$39,642	$119,766

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The matters discussed in this Form 10-Q may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to: fluctuations in foreign currency exchange rates; regulatory approval and market acceptance of new technologies; changes in product mix and product pricing and in interest rates and cost of raw materials; the Company’s success in enforcing its patents and protecting its proprietary products and manufacturing techniques and in integrating the operations of FSG into the Company’s existing business; global and regional economic conditions and legislative, regulatory and political developments; and domestic and international competition in the Company’s global markets.

You should read the following discussion together with Pall’s condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q report and in our Annual Report on Form 10-K for the fiscal year ended August 3, 2002. The discussions under the subheadings “Review of Market Segments and Geographies” below are in local currency with the exception of pro forma sales growth or unless indicated otherwise. As used below, “½%” indicates that we have rounded the relevant data up or down to the nearest one-half percentage point.

Acquisition and Related Matters

On April 24, 2002, we acquired the Filtration and Separations Group (“FSG”) from United States Filter Corporation (“US Filter”) for $360 million in cash, subject to a post closing adjustment of the purchase price based on the net assets acquired as of April 27, 2002. The adjustment to the purchase price was finalized in the first quarter resulting in additional consideration due to US Filter of $7.8 million. The operating results of FSG are reported in our results of operations from April 28, 2002.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. In the first quarter, we finalized the valuation of in-process research and development and patented and unpatented technology. Accordingly, the preliminary allocation of the purchase price and goodwill were updated for such items, and our net loss for the quarter ended November 2, 2002 reflects the write-off of in-process research and development.

The methodology for allocating the purchase price to the estimated fair value of in-process research and development, as well as patented and unpatented technology was determined with the assistance of a third party valuation firm. The fair value of in-process research and development was expensed because technological feasibility had not been established and no future alternative uses existed (see Note 2 in the notes accompanying the condensed consolidated financial statements). The fair value of the patented and unpatented technology, as well as the in-process research and development, was determined using the income approach, which discounts the expected future cash flows to present value. The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis and concerning in-process research and development, adjusted upward to reflect additional risks inherent in the development life cycle. The key assumptions specifically underlying the valuation for purchased in-process research and development consist of an expected completion date for the in-process projects, estimated costs to complete the projects, revenue and expense projections, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. Failure to achieve expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time the acquisition was completed and may result in impairment charges. We believe that the assumptions used in the valuation of these related items represented a reasonable estimate of the future benefits attributable to them at the time of the acquisition.

Concerning in-process research and development, the development of these technologies remains an uncertainty due to the remaining efforts to achieve technological feasibility, changing customer markets, and significant competitive threats from other companies. The nature of the efforts to develop these technologies into commercially viable products consists principally of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Most of these projects are expected for commercialization within one to two years of the acquisition date. Expenditures to complete these projects are not expected to exceed $6 million.

At the date of acquisition, management began formulating integration plans which contemplate the closure of redundant facilities and the sale of certain businesses. In addition, the synergies created by joining the two organizations have resulted in employee terminations. The condensed consolidated balance sheet at November 2, 2002 reflects liabilities for such items; however, we will continue to finalize and announce other integration plans during fiscal 2003. The finalization of these integration plans concerning FSG’s facilities and employees will be reported in future periods as increases and decreases to goodwill and to the assets acquired and liabilities assumed. The November 2, 2002 condensed consolidated balance sheet reflects the preliminary allocation of the purchase price and goodwill of $170.1 million. The financial statement impact of integration plans that concern Pall facilities and employees will be reflected in earnings.

For more detail regarding the FSG acquisition and regarding restructuring actions taken, please refer to Notes 2 and 3 in the notes accompanying the condensed consolidated financial statements in this report and our Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

Results of Operations

Review of Consolidated Results

Sales for the quarter were $332.2 million as compared with $274.1 million for the same period last year. Exchange rates increased reported sales in the quarter by $7.3 million, or 2½%, primarily due to the strengthening of the Euro, partly offset by the impact of the weakening Argentine Peso. In local currency (i.e., had exchange rates not changed period over period), sales increased 18½%. Pricing had a positive impact on sales in the quarter, contributing 1% to our top line growth. Compared to last year’s sales on a pro forma basis, including FSG’s sales for the three months ended September 30, 2001, sales were down $7.8 million, or 2½%. The decline in sales reflects shortfalls in Medical, General Industrial and to a lesser extent Aerospace, partly offset by strong growth in BioPharmaceuticals and Microelectronics. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

Cost of sales, as a percentage of sales, increased 3.2% to 52.5% from 49.3% last year. The increase in cost of sales is attributable to a change in product mix and the effect of FSG products, which we estimate increased cost of sales by 1.7%. Cost of sales, as a percentage of sales, in the quarter was at a comparable level with the fourth quarter of fiscal 2002. Over time, we expect FSG’s product margins to improve to levels comparable with Pall’s historical margins.

Selling, general and administrative expenses as a percentage of sales declined .6% to 35.2% from 35.8% last year. The improvement in selling, general and administrative expenses quarter over quarter reflects synergies achieved related to our FSG integration efforts, which are estimated at approximately $3 million in the quarter, and our continued efforts to hold down controllable costs, offset by the impact of increased pension and insurance costs, expenses related to the integration of FSG and inflationary increases in other operating costs.

We have identified approximately $30 million in annualized cost synergies (of which we expect to realize $15 million in fiscal year 2003 and another $15 million in fiscal year 2004) as a result of our integration of FSG and we are continuing to evaluate other potential cost savings. In fiscal 2003, we expect an increase in pension costs of approximately $4 million due to the downturn in the equities market and decreased interest rates. In addition, we expect an increase in insurance premiums of approximately $4 million. We will continue efforts to hold down controllable costs to offset the impact of these increases.

Research and development (“R&D”) expenses declined to 3.9% of sales from 4.7% last year, reflecting our efforts to hold down controllable costs and the elimination of shared research costs with V.I. Technologies (“VITEX”), partly offset by the impact of FSG’s R&D this quarter. The fourth quarter of fiscal 2002 included our final R&D payment to VITEX as a result of the modification of our partnership agreement to eliminate shared research costs. We expect to fund a final $4 million milestone payment for equity, provided VITEX enrolls the first patient in the Phase III clinical trials on or before December 31, 2002.

In the first quarter, we recorded restructuring and other charges of $40.4 million. The charges reflect the write-off of in-process research and development acquired in the FSG acquisition of $37.6 million and severance costs of $2.8 million primarily related to the FSG acquisition and the realignment of our Life Sciences business (refer to Note 8 in the notes to the condensed consolidated financial statements for further discussion of the reorganization of our Life Sciences business).

The following table summarizes the activity in the first quarter of fiscal 2003 affecting the reserve balances related to restructuring actions taken in fiscal 2002 and fiscal 2003:

	Restructuring liabilities recorded in:

(In thousands)	Fiscal 2003	Fiscal 2002	Total

Balance at August 3, 2002	$–	$10,424	$10,424
Current year additions	6,643	–	6,643
Utilized	(2,503)	(6,101)	(8,604)

Balance at November 2, 2002	$4,140	$4,323	$8,463

The details of the first quarter charges can be found in Note 3 in the notes accompanying the condensed consolidated financial statements. We expect to recover the costs of the restructuring-related charges within two years from the date of the charge.

Net interest expense for the quarter increased $4 million compared with the first quarter of fiscal 2002 reflecting increased borrowings to fund the FSG acquisition. On November 26, 2002, we terminated “receive fixed, pay variable” interest rate swaps relating to our $100 million private placement of 7.83% unsecured senior notes due in 2010 and as a result we received $8.6 million. Simultaneously, we entered into new interest rate swaps involving the $280 million, 6% notes due on August 1, 2012. The new swaps require that we make payments at a variable rate based on LIBOR and receive payments at a fixed rate of 6% on notional amounts totaling $230 million. As a result of these swaps, we estimate that we will reduce our interest expense from the current quarter run rate by $3.3 million over the next three quarters (or about $1.1 million per quarter).

The income tax rate for the quarter was negative 18% due to the non-deductibility of the in-process research and development. The underlying effective tax rate for the quarter was 22% as compared to an underlying rate of 22% in the first quarter of last year and 24% for all of fiscal 2002. The improvement in the underlying effective rate as compared to all of fiscal 2002 was a result of fine-tuning our tax planning strategies. We expect to sustain a rate of 22% for the remainder of fiscal 2003.

The net loss for the quarter was $23.1 million, or 19 cents per share, compared with net earnings of $19.4 million, or 16 cents per share last year. Excluding the restructuring and other charges of $40.4 million and non-recurring costs related to the integration of FSG of $.9 million (included in selling, general & administrative expenses), net earnings and earnings per share on a pro forma basis, for the quarter were $16.8 million, or 14 cents per share, respectively. The following table reconciles the net loss and loss per share as reported with the pro forma amounts:

(In millions, except per share data)	Net (Loss) /Earnings	Diluted Earnings per Share

As reported	$(23.1)	$(.19)
Add: Restructuring and other charges	39.3	.32
Integration costs	.6	.01

Pro forma	$16.8	$.14

The majority of the decline in pro forma net earnings for the quarter relates to lower sales, principally in our Medical segment, lower gross margins, principally related to lower margins of FSG products and a change in product mix, and increased interest costs related to borrowings to fund the FSG acquisition.

Review of Market Segments and Geographies

The following table presents sales by market segment with the prior period restated to reflect the Life Sciences reorganization (as discussed in Note 8 in the notes to the condensed consolidated financial statements), including the effect of exchange rates and estimated pro forma sales growth including FSG sales for the three months ended September 30, 2001, for comparative purposes:

(In thousands)	Nov. 2, 2002	Oct. 27, 2001	% Change	Exchange rate difference	% Change in local currency		Pro forma % Change

Medical	$57,966	$67,435	(14)	$1,142	(15½	)	(14)
BioPharmaceuticals	74,063	64,529	15	1,885	12		7

Total Life Sciences	132,029	131,964	–	3,027	(2½	)	(3½	)

General Industrial	126,379	79,957	58	2,996	54½		(4½	)
Aerospace	36,953	37,644	(2)	739	(4)		(2)
Microelectronics	36,849	24,554	50	544	48		11½

Total Industrial	200,181	142,155	41	4,279	38		(1½	)

Total	$332,210	$274,119	21	$7,306	18½		(2½	)

Life Sciences sales for the quarter were down 2½% compared with last year. On a pro forma basis to include FSG, sales were down 3½%. Life Sciences represented approximately 40% of our total sales in the quarter as compared to 48% in the first quarter of fiscal 2002.

Within Life Sciences, Medical segment sales were down 15½% in the quarter reflecting timing of blood filter orders from one of our major customers as well as a decrease in the level of blood donations as compared to last year. All geographies reported declines in Medical sales in the quarter.

BioPharmaceuticals sales grew 12% in the quarter or 7% on a pro forma basis compared with last year, reflecting strong growth in our Pharmaceutical sub-market buoyed by BioSciences. In BioSciences, Laboratory sales grew 20% on a pro forma basis as this market has benefited from our distribution agreement with VWR International, which allows our customers easy access to a full range of product and service needs. Additionally, Laboratory sales also have been positively impacted by strong sales of our 96 well plate products from our strategic alliance with Qiagen. Specialty Materials sales were down in the quarter as a result of a few lost accounts and destocking efforts at a few large customers, partly offsetting the Laboratory sales growth. By geography, BioSciences sales growth was driven by strong sales in Europe on both a reported and pro forma basis. Sales in the Western Hemisphere and Asia were down on a pro forma basis.

The Pharmaceutical sub-market grew 15½% in the quarter or 10% on a pro forma basis compared to last year reflecting increased systems sales, particularly in the U.S. biotechnology market. By geography, sales growth was driven by Europe and to a lesser extent the Western Hemisphere. Sales in Asia were down.

Our Industrial business, where the majority of FSG’s sales are reported, accounted for approximately 60% of total sales this quarter as compared to 52% in the first quarter of last year. Industrial sales grew 38% in the quarter fueled by FSG, however, on a pro forma basis sales were down slightly.

General Industrial segment sales, which are the largest portion of our Industrial business, grew 54½%, with all geographies contributing to this gain. On a pro forma basis, sales were down 4½% reflecting double-digit sales increases in Water Processing and Food & Beverage, offset by declines in Fuels & Chemicals and Power Generation. Machinery & Equipment sales were flat on a pro forma basis. The decline in Fuels & Chemicals reflects two large systems sales in Europe and Asia in the first quarter of last year that did not repeat in the current quarter.

Aerospace sales were down 4% compared to last year primarily due to a decline in Military sales. Military sales comprised approximately 50% of total Aerospace sales in both the current and prior years’ first quarters. By geography, Aerospace sales in Europe were flat reflecting a decline in Military sales that was offset by an increase in Commercial Marine Water sales. In the Western Hemisphere, sales were down 4% reflecting a decline in both Commercial and Military Aerospace sales.

Microelectronics sales increased 11½% on a pro forma basis compared with last year. This is the second consecutive quarter of double-digit sales growth, despite continuing difficulties in the semiconductor market. Sales growth was fueled by the materials side of the business, such as photoresist and high purity chemicals. We are also gaining market share in the photolithography market. Orders were also strong in the quarter. By geography, both Europe and Asia posted strong sales growth in the quarter, while the Western Hemisphere was down.

The consolidated operating profit as a percentage of sales for the quarter declined to 13.2% from 15.9% last year. In Life Sciences, overall operating profit declined to 14.9% from 16.3% as an improvement in margins in the Medical segment was offset by a decline in BioPharmaceuticals.

Within Life Sciences, Medical operating profit for the quarter improved to 7.8% from 6.8% last year reflecting improved operating efficiencies in the manufacturing plants and the elimination of our R&D cost sharing with VITEX. Additionally, the elimination of distributor commission payments, which is expected to result in an annual savings of $3 million, positively impacted operating profit. Operating profit in BioPharmaceuticals decreased to 20.5% from 26.2% last year. This was primarily attributable to a decline in Specialty Materials business, which operates at high gross margins.

Overall operating profit in Industrial decreased to 12.1% from 15.4% last year. General Industrial operating profit declined to 8.6% from 13.1% last year, due to change in product mix as well as the addition of FSG products, which carry lower margins. Aerospace operating profit declined to 23% from 30.5% last year primarily due to the overall decreased sales volume, including some large commercial sales in the U.K. in the first quarter of last year that did not repeat this year. Microelectronics operating profit improved to 13.1% from break-even last year driven by strong sales growth in the quarter.

General corporate expenses were essentially flat quarter over quarter reflecting increased pension and insurance costs, offset by a real estate tax refund.

By geography, sales in the Western Hemisphere increased 12%. Exchange rates, primarily related to the weakening of the Argentine Peso, negatively impacted sales by $2.5 million. Operating profit in the quarter was 11.2%, similar to the level achieved last year.

In Europe, sales increased 32½% compared to last year. The strengthening of European currencies added $9.5 million in sales, resulting in reported sales growth of 42½%. Operating profit declined to 11.6% from 14.5% last year reflecting the lower rate of profit on FSG products.

Sales in Asia increased 9½% in the quarter. Foreign exchange had a minimal impact on sales in the quarter. Operating profit declined to 10.8% from 16.3% last year primarily due to lower FSG margins and a change in product mix.

Liquidity and Capital Resources

The Company’s balance sheet is affected by spot exchange rates used at the end of the first quarter of fiscal 2003 for translating local currency amounts into U.S. dollars. In comparing spot exchange rates at the end of fiscal 2002, the European and Asian currencies (especially the Euro, the Pound and the Yen) have strengthened against the U.S. dollar, while the Argentine Peso has weakened.

The acquisition of FSG in the third quarter of fiscal 2002 was initially funded via a $360 million 364-day variable rate credit facility. On August 6, 2002, we issued $280 million of 10-year bonds at an annual interest rate of 6%. The proceeds were utilized to repay a portion of the interim acquisition credit facility. Additionally, on October 18, 2002, we refinanced the remainder of the acquisition credit facility with a $100 million term loan bearing interest based on LIBOR.

We plan to refinance our $24 million Yen loan, which is due in 2003, on a long-term basis in the second quarter of fiscal 2003.

Net cash provided by operating activities for the first quarter of fiscal 2003, increased by $18.2 million as compared to the first quarter of fiscal 2002, primarily due to changes in the level of accounts receivable. Additionally, the first quarter of fiscal 2002 included a payment of a rebate to a major Medical customer. Increased inventory levels and lower earnings partly offset the above. The increase in inventory reflects increased systems work-in-process inventory and replenishment of stock for anticipated second quarter shipments. Additionally, Medical inventory levels were higher due to lower than anticipated sales in the first quarter of fiscal 2003.

We did not purchase treasury stock during the first quarter of fiscal 2003, and as a result $140 million remains to be expended under the Board of Directors authorization of $200 million in January 2000. Proceeds from stock plans were $1.1 million in the quarter. Capital expenditures and depreciation and amortization expense were $14.5 million and $20.9 million, respectively. Our goal is to keep capital expenditures at or below $75 million in fiscal 2003.

As mentioned previously, we modified our partnership agreement with VITEX to eliminate shared research costs. We will fund a final $4 million milestone payment for equity, provided they enroll their first patient in the Phase III clinical trials on or before December 31, 2002.

When operating the business day-to-day, excluding acquisitions but including funding capital expenditures and buying back common stock, our guideline is to keep net debt (debt net of cash, cash equivalents and short-term investments) at 25% to 30% of total capitalization (net debt plus equity). Net debt decreased by $2.3 million compared with year-end fiscal 2002. Overall, net debt, as a percentage of total capitalization, was 42% similar to the ratio at year-end fiscal 2002. Our goal for fiscal 2003 is to reduce net debt by $40 million. Our intention is to return to the debt levels that existed prior to the acquisition as quickly as possible.

We consider our existing lines of credit, along with the cash generated from operations, to be sufficient for future growth. It is management’s intention to refinance any unpaid amounts under the unsecured senior revolving credit facility when it expires in 2005.

Recently Issued Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities initiated after December 31, 2002. The implementation of this accounting pronouncement is not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by the Company in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900,000 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. In July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. The Company’s plan has been submitted to, and approved by, both the Court and the State. In the opinion of management, to date the Court has expressed its satisfaction with the Company’s progress. Subsequently, the State asserted in correspondence dated June 5, 2001 that additional stipulated penalties in the amount of $141,500 were owed for a separate alleged violation of the consent judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request under advisement, pending the results of certain groundwater monitoring data. On August 9, 2001, the State made a written demand for reimbursement of $227,462 plus interest it has allegedly incurred for groundwater monitoring. Gelman considers this claim barred by the consent judgment. The Company’s balance sheet at November 2, 2002 contains reserves of approximately $18,100,000, which relates mainly to the aforementioned cleanup. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

See the index to exhibits for a list of exhibits filed herewith.

(b)	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the three months ended November 2, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

December 17, 2002	/s/ JOHN ADAMOVICH, JR John Adamovich, Jr Chief Financial Officer and Treasurer

December 17, 2002	/s/ LISA KOBARG Lisa Kobarg Chief Accountant

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Eric Krasnoff, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of Pall Corporation;

2.		Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.		Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Pall Corporation as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 17, 2002

/s/ ERIC KRASNOFF
      Eric Krasnoff
      Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, John Adamovich, Jr., certify that:

1.		I have reviewed this quarterly report on Form 10-Q of Pall Corporation;

2.		Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.		Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Pall Corporation as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 17, 2002

/s/ JOHN ADAMOVICH, JR.
     John Adamovich, Jr.
     Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2(i)*	Stock Purchase Agreement dated February 14, 2002, by and between the Registrant and United States Filter Corporation, filed as Exhibit 2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

2(ii)*	Amendment dated April 24, 2002, to Stock Purchase Agreement dated February 14, 2002, by and between the Registrant and United States Filter Corporation, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K bearing cover date of April 24, 2002.

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	By-Laws of the Registrant as amended on October 3, 2002, filed as exhibits 3(ii) and 3(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

4(i)*	Credit Agreement dated as of August 30, 2000 by and among the Registrant and Fleet Bank, National Association as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and The Lenders Party Thereto, filed as Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.

4(ii)*	Indenture dated as of August 1, 2002, by and among Pall Corporation as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, filed as Exhibit 4(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

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