Form 10-Q
period 2003-02-01
PALL CORP
filed 2003-03-18
CIK 75829

Click here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1- 4311

PALL CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1541330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Northern Boulevard, East Hills, NY	11548
(Address of principal executive offices)	(Zip Code)

(516) 484-5400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes      No

The number of shares of the registrant’s common stock outstanding as of March 5, 2003 was 123,008,220.

PALL CORPORATION
FORM 10-Q for the Quarter Ended February 1, 2003

Back to Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Feb. 1, 2003	Aug. 3, 2002

ASSETS
Current assets:
Cash and cash equivalents	$102,185	$105,224
Short-term investments	21,000	40,200
Accounts receivable, net	373,015	415,853
Inventories	280,547	256,910
Other current assets	95,898	94,947

Total current assets	872,645	913,134
Property, plant and equipment, net	607,727	605,095
Goodwill, net	223,969	262,973
Intangible assets, net	53,394	39,948
Other assets	205,186	189,293

Total assets	$1,962,921	$2,010,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$254,039	$290,228
Income taxes payable	42,699	41,549
Current portion of long-term debt	40,747	61,344
Notes payable to banks	20,521	42,202

Total current liabilities	358,006	435,323
Long-term debt, net of current portion	598,838	619,705
Deferred taxes and other non-current liabilities	162,372	135,695

Total liabilities	1,119,216	1,190,723

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	110,078	110,745
Retained earnings	817,167	832,308
Treasury stock, at cost	(106,030)	(110,799)
Stock option loans	(2,271)	(3,259)
Accumulated other comprehensive income (loss):
Foreign currency translation	17,951	(17,429)
Minimum pension liability	(3,103)	(3,079)
Unrealized investment losses	(1,980)	(236)
Unrealized losses on derivatives	(903)	(1,327)

	11,965	(22,071)

Total stockholders’ equity	843,705	819,720

Total liabilities and stockholders’ equity	$1,962,921	$2,010,443

See accompanying notes to condensed consolidated financial statements.

Back to Index

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended		Six Months Ended

	Feb. 1, 2003	Jan. 26, 2002	Feb. 1, 2003	Jan. 26, 2002

Net sales	$388,522	$285,435	$720,732	$559,554
Cost of sales	200,085	145,394	374,346	280,464

Gross profit	188,437	140,041	346,386	279,090

Selling, general and administrative expenses	128,837	101,152	245,697	199,226
Research and development	12,415	12,468	25,460	25,315
Restructuring and other charges	924	—	41,299	—
Interest expense, net	6,207	2,815	13,473	6,078

Earnings before income taxes	40,054	23,606	20,457	48,471
Income taxes	8,675	5,191	12,216	10,664

Net earnings	$31,379	$18,415	$8,241	$37,807

Earnings per share:
Basic	$0.26	$0.15	$0.07	$0.31
Diluted	$0.25	$0.15	$0.07	$0.31

Dividends declared per share	$0.09	$0.17	$0.18	$0.34

Average shares outstanding:
Basic	122,948	122,151	122,893	122,200
Diluted	123,551	123,408	123,612	123,530

See accompanying notes to condensed consolidated financial statements.

Back to Index

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	Feb. 1, 2003	Jan. 26, 2002

Net cash provided by operating activities, net of effect of acquisitions	$75,097	$63,602

Investing activities:
Acquisition of business	(8,125)	—
Capital expenditures	(28,235)	(33,919)
Disposals of fixed assets	2,707	1,164
Short-term investments	19,200	77,900
Benefits protection trust	—	(1,562)

Net cash (used) provided by investing activities	(14,453)	43,583

Financing activities:
Notes payable	(373,339)	(17,931)
Long-term borrowings	445,004	1,034
Repayments of long-term debt	(130,921)	(44,530)
Net proceeds from stock plans	3,868	10,993
Proceeds from termination of interest rate swaps	7,533	—
Purchase of treasury stock	—	(9,999)
Dividends paid	(22,105)	(41,542)

Net cash used by financing activities	(69,960)	(101,975)

Cash flow for period	(9,316)	5,210
Cash and cash equivalents at beginning of year	105,224	54,927
Effect of exchange rate changes on cash	6,277	(1,079)

Cash and cash equivalents at end of period	$102,185	$59,058

Supplemental disclosures:
Interest paid	$6,742	$10,245
Income taxes paid (net of refunds)	10,038	19,483

See accompanying notes to condensed consolidated financial statements.

Back to Index

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

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

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this accounting pronouncement did not have a material effect on the Company’s results of operations, cash flows or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS No. 148 is effective for the Company’s third quarter of fiscal 2003. The Company has elected to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock compensation plans. Therefore, the adoption of SFAS No. 148 is not expected to have an impact on the Company’s consolidated results of operations, cash flows or financial position.

In December 2002, the Company adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). The adoption of FIN No. 45 did not have a material effect on the Company’s results of operations, cash flows or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN No. 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. As the Company does not have any variable interest entities, the adoption of FIN No. 46 is not expected to have an impact on the Company’s consolidated results of operations, cash flows or financial position.

NOTE 3 — ACQUISITION

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

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies. In the first quarter of fiscal 2003, the valuation of in-process research and development and certain amortizable

Back to Index

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

intangible assets, patented and unpatented technology, was finalized. As a result, the Company wrote-off $37,600 of preliminary goodwill as in-process research and development (refer to Note 4 for further discussion) and reallocated $16,800 of preliminary goodwill to write up the aforementioned amortizable intangible assets from their book value to their fair value of $20,100.

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

At the date of acquisition, management began formulating integration plans which contemplate the closure of redundant facilities and the sale of certain businesses. In addition, the synergies created by joining the two organizations have resulted in employee terminations. The condensed consolidated balance sheets at February 1, 2003 and August 3, 2002 reflect liabilities for such items; however, we will continue to finalize and announce other integration plans during fiscal 2003. Finalization of integration plans concerning FSG’s facilities and employees in the third quarter will be reported as increases and decreases to goodwill and to the assets acquired and liabilities assumed whereas the financial statement impact of any other integration plans will be reflected in earnings during fiscal year 2003 (refer to Note 4 for discussion of actions taken in the first six months of fiscal 2003).

The February 1, 2003 condensed consolidated balance sheet reflects the preliminary allocation of the purchase price and goodwill, which is not tax deductible, of $166,709. The following table summarizes the preliminary allocation of the purchase price to the assets and in-process research and development acquired and liabilities assumed:

Purchase price	$367,801
Transaction costs	7,159

Total cost	374,960
Cash acquired	19,671

Total purchase price, net of cash acquired	355,289

Current assets	168,673
Property, plant and equipment	92,149
Intangible assets	23,617
Other non-current assets	3,900
In-process research and development	37,600

Total assets and in-process research and development acquired	325,939

Current liabilities	102,073
Non-current liabilities	35,286

Total liabilities assumed	137,359

Goodwill	$166,709

Back to Index

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

Goodwill has been allocated preliminarily to the Company’s reportable segments as follows:

BioPharmaceuticals	$12,653
General Industrial	133,401
Microelectronics	20,655

Total	$166,709

NOTE 4 — RESTRUCTURING AND OTHER CHARGES

The following table summarizes the restructuring related items and other charges recorded for the quarter and six months ending February 1, 2003:

Three Months Ended Feb. 1, 2003	Restructuring	Other Charges and Adjustments	Total Charged To Earnings	Adjustments to Goodwill (a)	Total

Severance (c)	$652	$—	$652	$1,325	$1,977
Asset write-offs (c)	205	—	205	2,040	2,245
Lease termination liabilities and other (c)	67	—	67	626	693

Total	$924	$—	$924	$3,991	$4,915

Cash	$719	$—	$719	$1,951	$2,670
Non-cash	205	—	205	2,040	2,245

Total	$924	$—	$924	$3,991	$4,915

Six Months Ended Feb. 1, 2003	Restructuring	Other Charges and Adjustments	Total Charged To Earnings	Adjustments to Goodwill (a)	Total

In-process research and development (b)	$—	$37,600	$37,600	$—	$37,600
Severance (c)	3,427	—	3,427	3,439	6,866
Asset write-offs (c)	205	—	205	2,491	2,696
Lease termination liabilities and other (c)	67	—	67	2,380	2,447

Total	$3,699	$37,600	$41,299	$8,310	$49,609

Cash	$3,494	$—	$3,494	$5,819	$9,313
Non-cash	205	37,600	37,805	2,491	40,296

Total	$3,699	$37,600	$41,299	$8,310	$49,609

(a)	Reflects restructuring activities related to FSG employees and facilities (refer to Note 3 for discussion of the purchase accounting).

(b)
In the first quarter of fiscal 2003, the Company recorded a charge of $37,600 to write-off in-process research and development acquired in the acquisition of FSG (refer to Note 3 for further discussion of the purchase accounting).

(c)
At the date of the FSG acquisition, management began formulating integration plans and identifying synergistic opportunities. During the fourth quarter of fiscal 2002 and in the first and second quarters of fiscal 2003, the Company announced and implemented plans to eliminate redundant employees and facilities.

Back to Index

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

Furthermore, during the first quarter of fiscal 2003, the Company reorganized its Life Sciences business such that the Company’s hospital and medical OEM sub-segments were combined with the Blood segment to form a new segment called Pall Medical (refer to Note 11 for further discussion). This reorganization, which is expected to reduce manufacturing and selling costs, included employee terminations. Reorganization costs related to the Life Sciences business totaled approximately $760 and $2,500 for the three months and six months ended February 1, 2003, respectively.

These actions resulted in the recording of approximately $6,866 for the six months ended February 1, 2003 in severance related liabilities for an estimated workforce reduction of 230 people, of which approximately 190 employees had been terminated as of February 1, 2003. In addition, liabilities of approximately $2,447 were recorded for lease termination and other office closure costs, while asset write-offs amounted to approximately $2,696.

Cash requirements of these actions are expected to be $9,313 of which $5,910 has been expended, leaving $3,403 in accruals reflected on the balance sheet as of February 1, 2003. The expected cash outlays comprise $6,866 in employee termination benefits and  $2,447 principally related to lease termination liabilities and other office closure costs.

The following table summarizes activity for the six months ended February 1, 2003 related to restructuring liabilities recorded in fiscal 2002 and fiscal 2003:

	Fiscal 2003			Fiscal 2002

	Severance	Lease Termination Liabilities & Other	Total	Severance	Lease Termination Liabilities & Other	Total

Balance at Aug. 3, 2002	$—	$—	$—	$8,937	$1,487	$10,424
Additions	6,866	2,447	9,313	—	—	—
Utilized	(4,044)	(1,866)	(5,910)	(7,060)	(1,101)	(8,161)

Balance at Feb. 1, 2003	$2,822	$581	$3,403	$1,877	$386	$2,263

NOTE 5 — BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	Feb. 1, 2003	Aug. 3, 2002

Accounts receivable, net:
Accounts receivable	$386,468	$428,759
Less: Allowances for doubtful accounts	13,453	12,906

Total	$373,015	$415,853

Inventories:
Raw materials and components	$88,060	$90,807
Work-in-process	44,593	40,323
Finished goods	147,894	125,780

Total	$280,547	$256,910

Property, plant and equipment, net:
Property, plant and equipment	$1,145,756	$1,125,174
Less: Accumulated depreciation and amortization	538,029	520,079

Total	$607,727	$605,095

Back to Index

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

Property, plant and equipment and related accumulated depreciation at February 1, 2003 reflect approximately $21 million in disposals of fully depreciated assets during fiscal 2003.

NOTE 6 — PRODUCT WARRANTY

The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of February 1, 2003 and August 3, 2002 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and the first six months of fiscal 2003 is immaterial to the Company’s consolidated results of operations, cash flows or financial position.

NOTE 7 — NOTES PAYABLE AND LONG-TERM DEBT

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

The Company received $7,533, representing the fair value of “receive fixed, pay variable” interest rate swaps with an aggregate notional value of $100,000, which it terminated on November 26, 2002.  The terminated swaps relate to the Company’s $100,000 private placement of 7.83% unsecured senior notes due in 2010. As such, these proceeds will be amortized, as a reduction of interest expense, over the remaining life of the underlying notes. Simultaneously, the Company entered into new interest rate swaps involving the $280,000, 6% notes due on August 1, 2012. The new swaps require the Company to make payments at a variable rate based on LIBOR and receive payments at a fixed rate of 6% on notional amounts totaling $230,000.

The Company has received a commitment from a financial institution to refinance its Yen 3 billion loan (approximately $25,000), which is due in its entirety on June 18, 2003, until June 18, 2005. The terms of the commitment will require the Company to make interest payments based on a floating rate based upon Yen LIBOR.  As such, the Yen loan is classified as long-term debt in the Company’s February 1, 2003 condensed consolidated balance sheet.  On March 7, 2003, the Company entered into a forward dated “receive variable, pay fixed” interest rate swap related to this loan, whereby the Company would receive payments at a variable rate based upon Yen LIBOR and make payments at a fixed rate of .95% on a notional amount of Yen 3 billion.  The swap expires on June 18, 2005. As it is the Company’s intent to enter into this loan, this swap will be accounted for as a hedge of a forecasted transaction until June 18, 2003. Accordingly, changes in the fair value of the swap will be reflected in other comprehensive income.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

The following table presents goodwill, net of accumulated amortization prior to the adoption of SFAS No. 142, allocated by reportable segment solely for purposes of SFAS No. 142 disclosure:

	Feb. 1, 2003	Aug. 3, 2002

Medical	$21,032	$19,512
BioPharmaceuticals	27,852	31,423

Life Sciences	48,884	50,935

General Industrial	148,162	180,356
Aerospace	6,124	6,038
Microelectronics	20,799	25,644

Industrial	175,085	212,038

Total	$223,969	$262,973

Back to Index

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

The change in the carrying amount of goodwill is primarily attributable to the changes in the preliminary allocation of goodwill from the acquisition of FSG discussed in Note 3 and to the changes in foreign exchange rates used to translate the goodwill in the financial statements of foreign subsidiaries at each respective balance sheet date.

Intangible assets, net, consist of the following:

	Feb. 1, 2003	Aug. 3, 2002

Patents and unpatented technology	$77,427	$60,381
Trademarks and other	9,274	9,605

Subtotal	86,701	69,986
Less: Accumulated amortization	33,307	30,038

Total	$53,394	$39,948

Patents and trademarks include costs to register new patents and trademarks. Patents also include expenditures to successfully defend certain patents as well as for paid-up licenses for third-party patents. The increase in patents and unpatented technology is due to the finalization, in the first quarter of fiscal 2003, of the valuation of intangible assets purchased in the FSG acquisition discussed in Note 3.

Amortization expense for these intangible assets for the three months and six months ended February 1, 2003 was $1,939 and $3,896, respectively. In fiscal year 2002, amortization expense for the three months and six months ended January 26, 2002 was $1,317 and $2,511, respectively. Amortization expense is estimated to be approximately $3,900 for the remainder of fiscal 2003 and  $7,600 in 2004, $6,100 in 2005, $5,600 in 2006, $5,500 in 2007 and $4,600 in 2008.

NOTE 9 — COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended

	Feb. 1, 2003	Jan. 26, 2002	Feb. 1, 2003	Jan. 26, 2002

Net income	$31,379	$18,415	$8,241	$37,807

Unrealized translation adjustment	31,055	(9,177)	34,819	(7,588)
Income taxes	664	(927)	561	(669)

Unrealized translation adjustment, net	31,719	(10,104)	35,380	(8,257)

Minimum pension liability adjustment	(46)	39	(39)	25
Income taxes	18	(19)	15	40

Minimum pension liability adjustment, net	(28)	20	(24)	65

Change in unrealized accumulated investment gains (losses)	630	(2,528)	(1,700)	(5,648)
Income taxes	95	924	(44)	2,015

Change in unrealized accumulated investment gains (losses), net	725	(1,604)	(1,744)	(3,633)

Unrealized gains (losses) on derivatives	244	417	652	(550)
Income taxes	(85)	(146)	(228)	192

Unrealized gains (losses) on derivatives, net	159	271	424	(358)

Total comprehensive income	$63,954	$6,998	$42,277	$25,624

Back to Index

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

The net change in unrealized gains (losses) on available-for-sale securities, net of related taxes, consists of the following:

	Three Months Ended		Six Months Ended

	Feb. 1, 2003	Jan. 26, 2002	Feb. 1, 2003	Jan. 26, 2002

Unrealized gains (losses) arising during the period	$475	$(2,528)	$(1,855)	$(5,648)
Income tax benefit (expense)	95	924	(44)	2,015

Net unrealized gains (losses) arising during the period	570	(1,604)	(1,899)	(3,633)
Reclassification adjustment for unrealized loss included in net earnings due to impairment in 2003	155	—	155	—

Change in unrealized accumulated investment gains (losses), net	$725	$(1,604)	$(1,744)	$(3,633)

NOTE 10 — STOCK REPURCHASE PROGRAMS

The Company did not purchase any treasury stock during the first six months of fiscal 2003, and $140,000 remained to be expended under the Board of Directors’ January 2000 authorization of $200,000, which expired on January 20, 2003.

NOTE 11 — SEGMENT INFORMATION AND GEOGRAPHIES

During the first quarter of fiscal 2003, the Company reorganized its Life Sciences business to improve profitability.  As a result, the hospital and medical OEM sub-segments, which were previously part of the BioPharmaceuticals segment, were combined with the Blood segment to create a new segment called Medical. Life Sciences segment information for prior periods has been restated for these changes.  The Company’s Form 10-Q for the quarter ended November 2, 2002 presented a table reflecting the fiscal year 2002 quarterly Life Sciences’ Medical and BioPharmaceuticals segments restated for the reorganization described above.

Back to Index

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	Feb. 1, 2003	Jan. 26, 2002	Feb. 1, 2003	Jan. 26, 2002

MARKET SEGMENT INFORMATION SALES TO UNAFFILIATED CUSTOMERS:
Medical	$79,119	$72,733	$137,085	$140,168
BioPharmaceuticals	81,652	68,345	155,715	132,874

Total Life Sciences	160,771	141,078	292,800	273,042

General Industrial	140,888	80,738	267,267	160,695
Aerospace	46,019	38,738	82,972	76,382
Microelectronics	40,844	24,881	77,693	49,435

Total Industrial	227,751	144,357	427,932	286,512

Total	$388,522	$285,435	$720,732	$559,554

OPERATING PROFIT:
Medical	$12,665	$11,597	$17,192	$16,196
BioPharmaceuticals	16,039	16,350	31,211	33,268

Life Sciences	28,704	27,947	48,403	49,464

General Industrial	14,213	5,832	25,037	16,296
Aerospace	12,752	7,246	21,239	18,711
Microelectronics	7,246	114	12,060	144

Industrial	34,211	13,192	58,336	35,151

Subtotal	62,915	41,139	106,739	84,615
Restructuring and other charges	(924)	—	(41,299)	—
General corporate expenses	(15,730)	(14,718)	(31,510)	(30,066)
Interest expense, net	(6,207)	(2,815)	(13,473)	(6,078)

Earnings before income taxes	$40,054	$23,606	$20,457	$48,471

GEOGRAPHIES:
SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$151,092	$126,320	$289,159	$252,012
Europe	165,970	105,284	301,020	200,020
Asia	71,460	53,831	130,553	107,522

Total	$388,522	$285,435	$720,732	$559,554

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$38,627	$26,808	$78,197	$54,863
Europe	19,578	14,285	37,879	26,365
Asia	846	565	1,720	966

Total	$59,051	$41,658	$117,796	$82,194

TOTAL SALES:
Western Hemisphere	$189,719	$153,128	$367,356	$306,875
Europe	185,548	119,569	338,899	226,385
Asia	72,306	54,396	132,273	108,488
Eliminations	(59,051)	(41,658)	(117,796)	(82,194)

Total	$388,522	$285,435	$720,732	$559,554

OPERATING PROFIT:
Western Hemisphere	$24,727	$13,348	$44,676	$31,583
Europe	29,271	19,198	46,998	34,684
Asia	11,192	8,763	17,651	17,567
Eliminations	(2,275)	(170)	(2,586)	781

Subtotal	62,915	41,139	106,739	84,615
Restructuring and other charges	(924)	—	(41,299)	—
General corporate expenses	(15,730)	(14,718)	(31,510)	(30,066)
Interest expense, net	(6,207)	(2,815)	(13,473)	(6,078)

Earnings before income taxes	$40,054	$23,606	$20,457	$48,471

Back to Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except per share data).

You should read the following discussion together with Pall’s condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q report and in our Annual Report on Form 10-K for the fiscal year ended August 3, 2002. As used below, “½%” indicates that we have rounded the relevant data up or down to the nearest one-half percentage point. Dollar amounts discussed below are in thousands, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.

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

Acquisition and Related Matters

On April 24, 2002, we acquired the Filtration and Separations Group (“FSG”) from United States Filter Corporation (“US Filter”) for $360,000 in cash, subject to a post closing adjustment of the purchase price based on the net assets acquired as of April 27, 2002. The adjustment to the purchase price was finalized in the first quarter resulting in additional consideration due to US Filter of $7,801. The operating results of FSG are reported in our results of operations from April 28, 2002.

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. In the first quarter, we finalized the valuation of in-process research and development and patented and unpatented technology. Accordingly, the preliminary allocation of the purchase price and goodwill were updated for such items, and our net earnings for the six months ended February 1, 2003 reflect the write-off of in-process research and development (refer to Note 4 in the notes accompanying the condensed consolidated financial statements for further discussion).

The methodology for allocating the purchase price to the estimated fair value of in-process research and development, as well as patented and unpatented technology was determined with the assistance of a third party valuation firm. The fair value of in-process research and development was expensed because technological feasibility had not been established and no future alternative uses existed (refer to Note 3 in the notes accompanying the condensed consolidated financial statements). The fair value of the patented and unpatented technology, as well as the in-process research and development, was determined using the income approach, which discounts the expected future cash flows to present value. Failure to achieve expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time the acquisition was completed and may result in impairment charges. We believe that the assumptions used in the valuation of these related items represented a reasonable estimate of the future benefits attributable to them at the time of the acquisition.

The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis and, concerning in-process research and development, adjusted upward to reflect additional risks inherent in the development life cycle. The key assumptions specifically underlying the valuation for purchased in-process research and development consist of an expected completion date for the in-process projects, estimated costs to complete the projects, revenue and expense projections, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. The development of the in-process research and development technologies remains an uncertainty due to the remaining efforts to achieve technological feasibility, changing customer markets, and significant competitive threats from other companies. The nature of the efforts to develop these technologies into commercially viable products consists principally of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Most of these projects are expected for commercialization within one to two years of the acquisition date. At the date of acquisition, expenditures to complete these projects were not expected to exceed $6,000.

Back to Index

At the date of acquisition, management began formulating integration plans, which contemplate the closure of redundant facilities and the sale of certain businesses. In addition, the synergies created by joining the two organizations have resulted in employee terminations. The condensed consolidated balance sheets at February 1, 2003 and August 3, 2002 reflect liabilities for such items; however, we will continue to finalize and announce other integration plans during fiscal 2003. Finalization of integration plans concerning FSG’s facilities and employees in the third quarter will be reported as increases and decreases to goodwill and to the assets acquired and liabilities assumed whereas the financial statement impact of any other integration plans will be reflected in earnings during fiscal year 2003 (refer to Note 4 for discussion of actions taken in the first six months of fiscal 2003).

For more detail regarding the FSG acquisition and regarding restructuring actions taken, please refer to Notes 3 and 4 in the notes accompanying the condensed consolidated financial statements in this report and our Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

Results of Operations

Review of Consolidated Results

Sales for the quarter increased 36% to $388,522 from $285,435 for the same period last year. For the six months, sales grew 29% to $720,732. Exchange rates increased reported sales in the quarter and six months by $24,227, or 8½% and $31,533, or 6%, respectively, primarily due to the strengthening of the Euro and to a lesser extent the British Pound and Japanese Yen. The weakening of the Argentine Peso partly offset the increases in sales that resulted from the Euro, Pound and Yen. In local currency (i.e., had exchange rates not changed period over period), sales increased 27½% and 23% for the quarter and six months, respectively. Pricing had a positive impact on sales, contributing 1% to our top line growth in the quarter and for the six-month period. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

Compared to last year’s pro forma second quarter sales (which include FSG’s sales for the three months ended December 31, 2001), sales were up 9½% with all segments contributing to this gain. Growth was particularly strong in Microelectronics, Aerospace (which did not benefit from the FSG acquisition) and BioPharmaceuticals. For the six-month period, sales compared to last year’s pro forma sales (which include FSG’s sales for the six months ended December 31, 2001), increased 4%. The pro forma sales growth is provided to give an indication of what comparable sales growth would have been had the acquisition occurred at the beginning of each period presented. However, it is not necessarily indicative of what would have occurred if the acquisition had been consummated at those earlier dates due to many factors. These factors include different market approaches and routes to market (i.e., direct sales versus distribution), product rationalization and pricing. In addition, FSG’s quarter ended December 31, 2001 was FSG’s fourth quarter, which was their strongest sales quarter, and is being incorporated into the comparison of our second quarter growth, which is not our strongest quarter. Like FSG, our strongest quarter is our fourth quarter, which in fiscal 2002, ended on August 3, 2002. A similar situation exists for FSG’s sales for the six months ended December 31, 2001 that are incorporated into the six-month pro forma sales comparison.

Cost of sales for the quarter, as a percentage of sales, increased .6% to 51.5% from 50.9% last year. The increase in cost of sales is attributable to the effect of FSG products, which we estimate increased cost of sales by 1.5%. A change in product mix and the benefit of foreign exchange rates partly offset this increase. On a sequential quarter basis, cost of sales, as a percentage of sales, declined 1%, reflecting increased factory throughput and the benefit of foreign exchange. For the six-month period, cost of sales, as a percentage of sales, increased 1.8% to 51.9% from 50.1% last year, primarily due to the effect of FSG products, partly offset by the effect of foreign exchange. Over time, we expect FSG’s product margins to improve to levels comparable with Pall’s historical margins.

Selling, general and administrative expenses as a percentage of sales for the quarter declined 2.2% to 33.2% from 35.4% last year. For the six-month period, selling, general and administrative expenses as a percentage of sales declined 1.5% to 34.1% from 35.6% last year. The percentage improvement in selling, general and administrative expenses reflects synergies achieved related to our FSG integration efforts, which are estimated at approximately $5,000 in the quarter and $8,000 for the six months, and our continued efforts to hold down controllable costs, offset by the impact of increased pension and insurance costs (see next paragraph), foreign exchange (estimated to have increased selling, general and administrative expenses by about $9,000 in the quarter and $12,000 in the six month period) and expenses related to the integration of FSG.

We have identified approximately $30,000 in annualized cost synergies which we expect to realize by the end of fiscal year 2004 as a result of our integration of FSG. We are continuing to evaluate other potential cost savings as well. In fiscal 2003, we now expect an increase in pension costs of approximately $4,800 due to the downturn in the equities market and decreased interest rates. In addition, we now expect an increase in insurance premiums of

Back to Index

approximately $2,000. We will continue efforts to hold down controllable costs to offset the impact of these increases.

Research and development (“R&D”) expenses in the quarter declined to 3.2% of sales from 4.4% last year, reflecting the elimination of shared research costs with V.I. Technologies (“VITEX”), partly offset by the impact of FSG’s R&D this quarter. For the six-month period, R&D declined to 3.5% of sales from 4.5% last year reflecting the factors discussed above. As a result of the modification of our partnership agreement to eliminate shared research costs, the fourth quarter of fiscal 2002 included our final R&D payment to VITEX.

In the second quarter, we recorded restructuring and other charges of $924 reflecting severance costs of $652, asset write-offs of $205 and other exit costs of $67. Restructuring and other charges for the six-month period were $41,299, reflecting the write-off of in-process research and development acquired in the FSG acquisition of $37,600, severance costs of $3,427, asset write-offs of $205 and other exit costs of $67. The charges in the quarter and six-month period were primarily related to the FSG acquisition and the realignment of our Life Sciences business (refer to Note 11 in the notes to the condensed consolidated financial statements for further discussion of the reorganization of our Life Sciences business).

The following table summarizes the activity for the quarter and six months ended February 1, 2003 related to restructuring liabilities recorded in fiscal 2002 and fiscal 2003:

	Fiscal 2003			Fiscal 2002

	Severance	Lease Termination Liabilities & Other	Total	Severance	Lease Termination Liabilities & Other	Total

Balance at Aug. 3, 2002	$—	$—	$—	$8,937	$1,487	$10,424
Additions	6,866	2,447	9,313	—	—	—
Utilized	(4,044)	(1,866)	(5,910)	(7,060)	(1,101)	(8,161)

Balance at Feb. 1, 2003	$2,822	$581	$3,403	$1,877	$386	$2,263

The details of the charges for the quarter and six-months can be found in Note 4 in the notes accompanying the condensed consolidated financial statements. We expect to recover the costs of the restructuring-related charges within two years from the date of the charge.

Net interest expense increased $3,392 and $7,395 for the quarter and six months, respectively, reflecting increased borrowings to fund the FSG acquisition. On November 26, 2002, we received $8,568 to terminate “receive fixed, pay variable” interest rate swaps relating to our $100,000 private placement of 7.83% unsecured senior notes due in 2010. Simultaneously, we entered into new interest rate swaps involving the $280,000, 6% notes due on August 1, 2012. The new swaps require that we make payments at a variable rate based on LIBOR and receive payments at a fixed rate of 6% on notional amounts totaling $230,000. As a result of these swaps and reduced debt levels, net interest expense in the second quarter declined $1,059 as compared to the first quarter.

For the six-month period, the tax rate was 60% due to the non-deductibility of the in-process research and development charge taken in the first quarter. The underlying effective tax rate for the quarter and six months of each year was 22% and 24% for all of fiscal 2002. The improvement in the underlying effective rate as compared to all of fiscal 2002 was a result of fine-tuning our tax planning strategies. We expect to sustain a rate of 22% for the remainder of fiscal 2003.

Net earnings for the quarter were $31,379, or 25 cents per share, compared with net earnings of $18,415, or 15 cents per share last year. Excluding the restructuring and other charges of $585 (after pro-forma tax effect), net earnings and earnings per share on a pro forma basis, for the quarter were $31,964, or 26 cents per share, respectively. For the six months, net income was $8,241, or 7 cents per share, compared with net earnings of $37,807, or 31 cents per share last year. Excluding the restructuring and other charges of $39,928 (after pro-forma tax effect), net earnings and earnings per share on a pro forma basis, for the six months were $48,169, or 39 cents per share, respectively. The following table reconciles net earnings and earnings per share as reported, with the pro forma amounts:

Back to Index

	Three Months Ended Feb. 1, 2003		Six Months Ended Feb. 1, 2003

	Net Earnings	Earnings per Share	Net Earnings	Earnings per Share

As reported	$31,379	$.25	$8,241	$.07
Add:
Restructuring and other charges	585.01		39,928.32

Pro forma	$31,964	$.26	$48,169	$.39

Net earnings in the quarter benefited from strong organic sales growth, the controlling of expenses and the benefit of foreign exchange rates, partly offset by the effect of lower margins on sales of FSG products and increased interest costs related to borrowings to fund the FSG acquisition. Concerning the 11 cent increase in earnings per share in the second quarter of this year, we estimate that FSG was accretive to earnings by approximately 3 cents, while organic growth and the benefit of foreign exchange each added another 4 cents. Concerning the 8 cent increase in earnings per share for the six-month period, it is estimated that FSG was accretive to earnings by approximately 3 cents, the benefit of foreign exchange added 4 cents and organic growth contributed 1 cent.

Review of Market Segments and Geographies

Market Segments:

The tables below present sales by market segment for the quarter and six months with the prior periods restated to reflect the Life Sciences reorganization (as discussed in Note 11 in the notes to the accompanying condensed consolidated financial statements), including the effect of exchange rates and estimated pro forma sales growth including FSG sales for the three and six months ended December 31, 2001 for comparative purposes. The pro forma sales growth is provided to give an indication of what comparable sales growth would have been had the acquisition occurred at the beginning of each period presented. However, it is not necessarily indicative of what would have occurred if the acquisition had been consummated at those earlier dates due to many factors. These factors include different market approaches and routes to market (i.e., direct sales versus distribution), product rationalization and pricing. In addition, FSG’s quarter ended December 31, 2001 was FSG’s fourth quarter, which was their strongest sales quarter, and is being incorporated into the comparison of our second quarter growth, which is not our strongest quarter. Like FSG, our strongest sales quarter is our fourth quarter, which in fiscal 2002, ended on August 3, 2002. A similar situation exists for FSG’s sales for the six months ended December 31, 2001 that are incorporated into the six-month pro forma sales comparison.

Three Months Ended	Feb. 1, 2003	Jan. 26, 2002	% Change		Exchange Rate Difference	% Change in local currency		Pro forma % Change

Medical	$79,119	$72,733	9		$3,368	4		9
BioPharmaceuticals	81,652	68,345	19	½	5,171	12		11

Total Life Sciences	160,771	141,078	14		8,539	8		10

General Industrial	140,888	80,738	74	½	11,138	60	½	3	½
Aerospace	46,019	38,738	19		2,307	13		19
Microelectronics	40,844	24,881	64		2,243	55		24	½

Total Industrial	227,751	144,357	58		15,688	47		9	½

Total	$388,522	$285,435	36		$24,227	27	½	9	½

Back to Index

Six Months Ended	Feb. 1, 2003	Jan. 26, 2002	% Change		Exchange Rate Difference	% Change in local currency		Pro forma % Change

Medical	$137,085	$140,168	(2)		$4,510	(5	½)	(2)
BioPharmaceuticals	155,715	132,874	17		7,056	12		9

Total Life Sciences	292,800	273,042	7		11,566	3		3	½

General Industrial	267,267	160,695	66	½	14,134	57	½	(	½)
Aerospace	82,972	76,382	8	½	3,046	4	½	8	½
Microelectronics	77,693	49,435	57		2,787	51	½	18

Total Industrial	427,932	286,512	49	½	19,967	42	½	4

Total	$720,732	$559,554	29		$31,533	23		4

The discussions of sales growth below are in local currency with the exception of pro forma sales growth or unless indicated otherwise.

Life Sciences sales increased 8% and 3% for the quarter and six months, respectively, as compared with the same periods last year. On a pro forma basis to include FSG, sales grew 10% and 3½% for the quarter and six months, respectively. Life Sciences represented approximately 41% of our total sales for the quarter and six months as compared to 49% for the same periods last year.

Within Life Sciences, Medical segment sales increased 4% as compared to the second quarter of fiscal 2003. Blood sales increased 1½%, while Critical Care increased 11½%. On a sequential quarter basis, Medical sales grew 36½% as reported. For the six-month period, Medical sales declined 5½% reflecting a decline in Blood sales of 11% partly offset by an increase in Critical Care of 10%. The decline in Blood sales was primarily due to a decrease in the level of blood donations as compared to last year. By geography, the Western Hemisphere and Asia reported increases in Medical sales in the quarter, while Europe was down slightly. For the six months, all geographies reported declines in Medical sales compared to the same period last year.

BioPharmaceuticals segment sales grew 12% in both the quarter and for the six-month period, as compared with last year. Sales on a pro-forma basis grew 11% and 9% for the quarter and six months, respectively. Growth in BioPharmaceuticals was attributable to our Pharmaceutical sub-market where sales increased 20% in the quarter and 18% for the six-months. This sub-market has benefited from the Biotechnology industry which is driving growth. All geographies contributed to the gain in Pharmaceuticals.

In BioSciences, the other sub-market in our BioPharmaceuticals segment, sales were down 5½% in the quarter and flat for the six-month period reflecting a switch from a direct sales approach for lab products in Europe, to distribution via VWR International which impacts top line growth but not profitability. Additionally, our lab business has seen a softening in industry demand due to customer consolidations, budget cuts and reduced capital expenditures for robotic systems used in high throughput applications. By geography, the decline in BioSciences for the quarter reflects a shortfall in Europe attributable to the shift in sales approach for lab products. Sales in the Western Hemisphere were flat, while Asia reported moderate growth in this sub-market. For the six-month period, the same trend was evident.

Our Industrial business, where the majority of FSG’s sales are reported, accounted for approximately 59% of total sales for the quarter and six-month period, as compared to 51% for the same periods last year. Industrial sales grew 47% and 42½% in the quarter and six-month period, respectively, due to the inclusion of FSG in the periods. Sales on a pro forma basis increased 9½% in the quarter and 4% for the six months reflecting strong growth in Aerospace and Microelectronics.

General Industrial segment sales, which are the largest portion of our Industrial business, grew 60½% in the quarter and 57½% for the six-month period, with all geographies contributing to this gain. All sub-markets within General Industrial achieved double-digit sales growth for the quarter and six months. On a pro forma basis, General Industrial sales grew 3½% in the quarter; however, they were flat for the six-month period. Within General Industrial, sales in our Water Processing sub-market increased 47½% and 72% for the quarter and six months, respectively. The growth in Water Processing reflects our continued successful pilot testing at prospective municipal sites and our market penetration in Eastern Europe and Asia. Sales in our Food & Beverage sub-market grew 142% and 155½% for the quarter and six months, respectively, as the integration of FSG technologies and expertise has significantly broadened our breadth and reach. Sales were particularly strong in Europe, and in Russia.

Back to Index

Sales in our Fuels & Chemicals sub-market grew 82½% and 61% for the quarter and six months, respectively. Strategic partnerships are creating excellent growth opportunities and a key growth driver continues to be clean fuels and synthetic fuels initiatives based on environmental driven regulations. Sales in our Power Generation sub-market were also strong, increasing 22½% and 16½% for the quarter and six months, respectively. Power Generation sales growth was particularly strong in Europe and Asia, although we have seen some weakening in the Western Hemisphere and European OEM turbine market.

Aerospace sales grew 13% in the quarter compared to last year, reflecting strong Military and Commercial sales. Military sales grew 18% in the quarter with all geographies contributing to this gain. Growth in Europe was particularly strong. We expect this trend to continue for the balance of the year. Commercial sales grew 7% as we are seeing some strengthening in this market. We still see risk on Commercial Aerospace business as airline bankruptcies or war could negatively impact this portion of the business. By geography, the growth in Commercial Aerospace sales was driven by the Western Hemisphere and to a lesser extent Europe. In the quarter, Military sales comprised approximately 53% of total Aerospace sales as compared to 51% in the second quarter of last year. For the six-month period, Aerospace sales grew 4½% compared to last year reflecting strong Military sales. Commercial Aerospace sales were up slightly for the six-month period. As in the quarter, growth in Military Aerospace was fueled by Europe with the other geographies contributing to this gain as well.

Microelectronics sales grew 55% and 51½% in the quarter and six months, respectively, as compared with last year. On a pro-forma basis, sales increased 24½% and 18% for the quarter and six months, respectively. This is the third consecutive quarter of double-digit sales growth, despite the fact that the semiconductor OEM market remains weak globally and its near term outlook is uncertain. The growth in sales was fueled by the user side of the business. We are also growing in the photolithography market. All geographies reported double-digit sales growth for the quarter and six-month periods.

The consolidated operating profit as a percentage of sales for the quarter increased to 16.2% from 14.4% last year. For the six-month period operating profit was 14.8% as compared to 15.1% for the same period last year.

In Life Sciences, overall operating profit declined to 17.9% from 19.8% reflecting a decline in operating profit margins in the BioPharmaceuticals segment partly offset by an improvement in Medical. For the six-month period, operating profit declined to 16.5% from 18.1% last year reflecting the same trend that was evident in the quarter.

Within Life Sciences, Medical operating profit for the quarter improved sequentially to 16% from 7.8% in the first quarter and was up compared to the 15.9% achieved in the second quarter of last year. Operating profit for the six-months improved to 12.5% from 11.6% last year. The improvements in operating profit reflect manufacturing based cost reduction programs, synergies realized as a result of the reorganization of the critical care and blood businesses (refer to Note 4 for discussion of actions taken in the first six months of fiscal 2003) and the elimination of our R&D cost sharing with VITEX. Additionally, the elimination of most distributor commission payments, which is expected to result in an annual savings of $3,000, positively impacted operating profit. Operating profit in BioPharmaceuticals decreased to 19.6% in the quarter from 23.9% last year. For the six-month period, operating profit declined to 20% as compared to 25% last year. The decrease in margins was primarily related to a change in product mix. FSG’s sales, which carry a lower gross margin, also contributed to the decline. Overall we expect BioPharmaceuticals margins to fluctuate within a range of 20%-25% based on the sales mix.

Overall operating profit in Industrial improved to 15% in the quarter from 9.1% last year. For the six months, operating profit improved to 13.6% from 12.3%. General Industrial operating profit in the quarter improved to 10.1% from 7.2% last year attributable to a change in product mix. For the six months, General Industrial operating profit declined to 9.4% from 10.1% primarily due to the addition of FSG products, which carry lower margins. Aerospace operating profit improved to 27.7% from 18.7% last year primarily due to strong sales in the quarter. For the six-month period operating profit improved to 25.6% from 24.5%. Microelectronics operating profit improved to 17.7% in the quarter and 15.5% for the six-month period from break-even for the same periods last year driven by strong sales growth.

Geographies:

By geography, sales in the Western Hemisphere increased 21% in the quarter and 16½% for the six-month period. Exchange rates, primarily related to the weakening of the Argentine Peso, negatively impacted sales by $1,758 and $4,295 in the quarter and six months, respectively. Operating profit in the quarter improved to 13% from 8.7% last year. For the six-month period, operating profit increased to 12.2% from 10.3% last year. The increase in operating profit in the Western Hemisphere reflects the improvements in margins achieved in our various business segments as noted above.

Back to Index

In Europe, sales increased 36½% and 34½% for the quarter and six months, respectively, compared to last year. The strengthening of European currencies added $22,272 and $31,775 in sales, resulting in reported sales growth of 57½% and 50½% in the quarter and six months, respectively. Operating profit in the quarter declined to 15.8% from 16.1% last year reflecting the lower rate of profit on FSG products. Operating profit for the six-month period declined to 13.9% from 15.3%.

Sales in Asia increased 26% and 17½% in the quarter and six months, respectively. The strengthening of Asian currencies added $3,713 and $4,053 in sales, resulting in reported sales growth of 33% and 21½% in the quarter and six months, respectively. Operating profit declined to 15.5% from 16.1% last year primarily due to lower FSG margins and a change in product mix. For the six-month period, operating profit declined to 13.3% from 16.2% reflecting the same factors cited above.

General corporate expenses were up slightly in the quarter and six-month period reflecting increased pension and insurance costs.

Liquidity and Capital Resources

The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at February 1, 2003 to those at the end of fiscal 2002, the European currencies (especially the Euro and the British Pound) have strengthened against the U.S. dollar, while the Argentine Peso has weakened. The Yen was flat as compared to the spot rate used at the end of fiscal 2002.

The acquisition of FSG in the third quarter of fiscal 2002 was initially funded via a $360,000 364-day variable rate credit facility. On August 6, 2002, we issued $280,000 of 10-year bonds at an annual interest rate of 6%. The proceeds were utilized to repay a portion of the interim acquisition credit facility. Additionally, on October 18, 2002, we refinanced the remainder of the acquisition credit facility with a $100,000 term loan bearing interest based on LIBOR. We received $7,533, representing the fair value of “receive fixed, pay variable” interest rate swaps with an aggregate notional value of $100,000, which we terminated on November 26, 2002.  The terminated swaps relate to our $100,000 private placement of 7.83% unsecured senior notes due in 2010. As such, these proceeds will be amortized, as a reduction of interest expense, over the remaining life of the underlying notes. Simultaneously, we entered into new interest rate swaps involving the $280,000, 6% notes due on August 1, 2012. The new swaps require that we make payments at a variable rate based on LIBOR and receive payments at a fixed rate of 6% on notional amounts totaling $230,000.

We have received a commitment from a financial institution to refinance our Yen 3 billion loan (approximately $25,000), which is due on June 18, 2003, until June 18, 2005. The terms of the commitment will require us to make interest payments based on a floating rate based upon Yen LIBOR. As such, the Yen loan is classified as long-term debt in our February 1, 2003 condensed consolidated balance sheet. On March 7, 2003, we entered into a forward dated “receive variable, pay fixed” interest rate swap related to this loan, whereby we would receive payments at a variable rate based upon Yen LIBOR and make payments at a fixed rate of .95% on a notional amount of Yen 3 billion. The swap expires on June 18, 2005. As it is our intent to enter into this loan, this swap will be accounted for as a hedge of a forecasted transaction until June 18, 2003. Accordingly, changes in the fair value of the swap will be reflected in other comprehensive income.

Net cash provided by operating activities for the first six months of fiscal 2003 was $75,097, an increase of $11,495 compared to the same period of fiscal 2002. The increase in cash flow from operations was generated by increased earnings as well as by accounts receivable, partly offset by increased inventory levels and lower levels of accounts payable. Additionally, the first quarter of fiscal 2002 included a rebate payment to a major blood customer. The increase in inventory reflects the effects of foreign exchange (see next paragraph) and increased work-in-process and replenishment of stock for anticipated third quarter shipments.

Working capital was approximately $515,000, a ratio of 2.4, at February 1, 2003 as compared to $478,000, a ratio of 2.1 at August 3, 2002.  Accounts receivable days sales outstanding was 87 days, as compared to 94 at August 3, 2002, while inventory turns have improved to 2.9 from 2.8. The effect of foreign exchange increased inventory, accounts receivable and other current assets by $15,906, $9,540 and $1,711, respectively, as compared to the end of fiscal 2002. Additionally, foreign exchange increased accounts payable and other current liabilities by $9,977 and income taxes payable by $1,049.

When operating the business day-to-day, excluding acquisitions but including funding capital expenditures and buying back common stock, our guideline is to keep net debt (debt net of cash, cash equivalents and short-term investments) at 25% to 30% of total capitalization (net debt plus equity). Net debt decreased by $40,905 compared with year-end fiscal 2002. The impact of foreign exchange rates accounted for $4,798 of the reduction, while $5,038 of the reduction was related to a change in the fair value of our interest rate swaps which are carried as part of debt.

Back to Index

Overall, net debt, as a percentage of total capitalization, was 38.9% as compared to 41.3% at year-end fiscal 2002. Our goal for fiscal 2003 is to reduce net debt by $50,000 to facilitate our return to the debt levels that existed prior to the acquisition as quickly as possible. Therefore, we did not purchase treasury stock during the first six months of fiscal 2003, and $140,000 remained to be expended under the Board of Directors’ January 2000 authorization of $200,000, which expired in January of 2003. We consider our existing lines of credit, along with the cash generated from operations, to be sufficient for future growth. It is management’s intention to refinance any unpaid amounts under the unsecured senior revolving credit facility when it expires in 2005.

 Capital expenditures were $28,235 of which $13,779 was spent in the second quarter. Depreciation expense was $18,892 and  $37,973 in the quarter and six months, respectively. Amortization expense was $2,001 and $4,003 for the quarter and six months, respectively. Our goal is to keep capital expenditures at or below $70,000 in fiscal 2003.

As mentioned previously, we modified our partnership agreement with VITEX to eliminate shared research costs. We expect to fund a final $4,000 milestone payment for equity, during the third quarter, contingent on VITEX securing an additional $11,000 in equity financing, on or before September 30, 2003.  As of February 1, 2003, VITEX has borrowed $2,500 against the one-year $5,000 line of credit extended to it by the Company and later in the month of February borrowed the remaining $2,500 available under the line of credit.

On March 4, 2003, we acquired the assets, primarily manufacturing equipment and intellectual property, of Whatman Hemasure Inc., a wholly owned subsidiary of Whatman plc (“the seller”) for a purchase price of $5,950. In addition, the agreement contains a non-compete agreement for a period of 7½ years, which precludes the seller from engaging in the blood filter business during that time.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by the Company in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900,000 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. In July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. The Company’s plan has been submitted to, and approved by, both the Court and the State. In the opinion of management, to date the Court has expressed its satisfaction with the Company’s progress. Subsequently, the State asserted in correspondence dated June 5, 2001 that additional stipulated penalties in the amount of $141,500 were owed for a separate alleged violation of the consent judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request under advisement, pending the results of certain groundwater monitoring data. On August 9, 2001, the State made a written demand for reimbursement of $227,462 plus interest it has allegedly incurred for groundwater monitoring. Gelman considers this claim barred by the consent judgment. The Company’s balance sheet at February 1, 2003 contains reserves of approximately $16,400,000, which relates mainly to the aforementioned cleanup. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate.

Back to Index

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Shareholders of the Company was held on November 20, 2002.

(b)
Not required. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s director nominees as listed in the proxy statement and all of management’s nominees were elected.

(c)	The matters voted upon and the results of the voting were as follows:

Holders of 107,527,088 shares of common stock voted either in person or by proxy for the election of four directors. The number of votes cast for each nominee were as indicated below:

Director	Total vote for each director	Total vote withheld each director

Abraham Appel	103,227,123	4,299,965
Ulric Haynes, Jr.	105,457,995	2,069,093
Jeremy Hayward-Surry	105,053,144	2,473,944
Edwin W. Martin, Jr.	105,458,018	2,069,070

(d)	Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

See the index to exhibits for a list of exhibits filed herewith.

(b)	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the three months ended February 1, 2003.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALL CORPORATION

March 18, 2003	/s/ JOHN ADAMOVICH, JR
John Adamovich, Jr
Chief Financial Officer
and Treasurer

March 18, 2003	/s/ LISA KOBARG
Lisa Kobarg
Chief Accountant

Back to Index

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

March 18, 2003
/s/ ERIC KRASNOFF
Eric Krasnoff
Chief Executive Officer

Back to Index

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

March 18, 2003
/s/ JOHN ADAMOVICH, JR.
John Adamovich, Jr.
Chief Financial Officer

Back to Index

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