Form 10-Q
period 2003-05-03
PALL CORP
filed 2003-06-17
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 3, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-4311

PALL CORPORATION
 (Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	11-1541330 (I.R.S. Employer Identification No.)

2200 Northern Boulevard, East Hills, NY (Address of principal executive offices)	11548 (Zip Code)

(516) 484-5400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes      No

The number of shares of the registrant’s common stock outstanding as of June 6, 2003 was 124,112,960.

.

PALL CORPORATION
FORM 10-Q for the Quarter Ended May 3, 2003

Back to Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	May 3, 2003	Aug. 3, 2002

ASSETS
Current assets:
Cash and cash equivalents	$125,163	$105,224
Short-term investments	23,600	40,200
Accounts receivable, net	394,166	415,853
Inventories	293,529	256,910
Other current assets	106,960	94,947

Total current assets	943,418	913,134
Property, plant and equipment, net	597,993	605,095
Goodwill, net	238,565	262,973
Intangible assets, net	54,135	39,948
Other assets	193,736	189,293

Total assets	$2,027,847	$2,010,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$293,076	$290,228
Income taxes payable	39,527	41,549
Current portion of long-term debt	39,415	61,344
Notes payable to banks	18,212	42,202

Total current liabilities	390,230	435,323
Long-term debt, net of current portion	606,139	619,705
Deferred taxes and other non-current liabilities	142,673	135,695

Total liabilities	1,139,042	1,190,723

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	109,974	110,745
Retained earnings	844,638	832,308
Treasury stock, at cost	(95,536)	(110,799)
Stock option loans	(1,966)	(3,259)
Accumulated other comprehensive income (loss):
Foreign currency translation	25,225	(17,429)
Minimum pension liability	(3,115)	(3,079)
Unrealized investment losses	(2,265)	(236)
Unrealized losses on derivatives	(946)	(1,327)

	18,899	(22,071)

Total stockholders’ equity	888,805	819,720

Total liabilities and stockholders’ equity	$2,027,847	$2,010,443

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	May 3, 2003	April 27, 2002	May 3, 2003	April 27, 2002

Net sales	$421,491	$302,377	$1,142,223	$861,931
Cost of sales	205,587	145,482	579,933	425,946

Gross profit	215,904	156,895	562,290	435,985

Selling, general and administrative expenses	138,664	107,245	384,361	306,471
Research and development	14,255	13,159	39,715	38,474
Restructuring and other charges	5,036	–	46,335	–
Interest expense, net	5,765	2,590	19,238	8,668

Earnings before income taxes	52,184	33,901	72,641	82,372
Income taxes	11,829	7,458	24,045	18,122

Net earnings	$40,355	$26,443	$48,596	$64,250

Earnings per share:
Basic	$0.33	$0.22	$0.40	$0.53
Diluted	$0.33	$0.21	$0.39	$0.52

Dividends declared per share	$0.09	$0.09	$0.27	$0.43

Average shares outstanding:
Basic	123,146	122,336	122,983	122,242
Diluted	123,891	123,512	123,745	123,478

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	May 3, 2003	April 27, 2002

Net cash provided by operating activities,
net of effect of acquisitions	$127,940	$104,692
Investing activities:
Acquisitions of businesses, net of cash acquired	(14,095)	(345,490)
Capital expenditures	(39,303)	(47,791)
Disposals of fixed assets	4,110	4,164
Short-term investments	16,600	93,600
Benefits protection trust	(67)	(1,562)

Net cash used by investing activities	(32,755)	(297,079)

Financing activities:
Notes payable	(375,883)	325,034
Long-term borrowings	445,191	1,485
Repayments of long-term debt	(137,386)	(53,921)
Net proceeds from stock plans	8,423	12,139
Proceeds representing the fair value of terminated interest rate swaps	7,533	–
Purchase of treasury stock	–	(9,999)
Dividends paid	(33,175)	(62,337)

Net cash (used) provided by financing activities	(85,297)	212,401

Cash flow for period	9,888	20,014
Cash and cash equivalents at beginning of year	105,224	54,927
Effect of exchange rate changes on cash	10,051	240

Cash and cash equivalents at end of period	$125,163	$75,181

Supplemental disclosures:
Interest paid	$19,932	$14,048
Income taxes paid (net of refunds)	24,195	30,435

Non-cash transactions:
During the third quarter of fiscal 2003, the Company funded certain pension obligations of $4,288 by issuing treasury stock.

See accompanying notes to condensed consolidated financial statements.

Back to Contents

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will become effective for financial instruments entered into or modified after May 31, 2003. The Company is in the process of assessing the effect of SFAS No. 150 and does not expect its adoption to have a material effect on the Company’s results of operations, cash flows or financial position.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). This statement amends Statement 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS No. 149 and does not expect the adoption of the statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its results of operations, cash flows or financial position.

     In February 2003, the Company adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported results of operations of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. See Note 5 for the disclosures required under SFAS 148.

     In January 2003, the Company adopted the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this accounting pronouncement did not have a material effect on the Company's results of operations, cash flows or financial position.

     In December 2002, the Company adopted the provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). The adoption of FIN No. 45 did not have a material effect on the Company's results of operations, cash flows or financial position.

NOTE 3 – ACQUISITIONS

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

     The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 requires that the total cost of the acquisition be allocated

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(Unaudited)

to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price was dependent upon certain valuations and other studies. In the first quarter of fiscal 2003, the valuation of in-process research and development and certain amortizable intangible assets, patented and unpatented technology, was finalized. As a result, the Company wrote-off $37,600 of preliminary goodwill as in-process research and development (refer to Note 4 for further discussion) and reallocated $16,800 of preliminary goodwill to write up the aforementioned amortizable intangible assets from their book value to their fair value of $20,100.

The amount of in-process research and development was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there were various projects that met the above criteria. The majority of the projects identified are targeted for the General Industrial segment. The value of the research projects identified to be in process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The key assumptions specifically underlying the valuation for purchased in-process research and development consist of an expected completion date for the in-process projects, estimated costs to complete the projects, revenue and expense projections, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. The weighted average discount rate used was approximately 24% (ranging from 18% to 67%). The percentage of completion for the projects was determined using milestones representing estimates of effort, value added and degree of difficulty of the portion of the projects completed as of April 27, 2002, as compared to the total research and development to be completed to bring the projects to technological feasibility. As of May 3, 2003, the Company estimates the projects were approximately 67% complete on a weighted average basis (ranging from 23% to 99%). The development of these technologies remains an uncertainty due to the remaining efforts to achieve technological feasibility, changing customer markets, and significant competitive threats from other companies.

     At the date of acquisition, management began formulating integration plans which contemplated the closure of redundant facilities and the sale of certain businesses. In addition, the synergies created by joining the two organizations have resulted in employee terminations. The condensed consolidated balance sheets at May 3, 2003 and August 3, 2002 reflect liabilities for such items. We expect to continue to finalize and announce other integration plans during the fourth quarter of fiscal 2003. Finalization of such integration plans will be reflected in earnings (refer to Note 4 for discussion of actions taken in the first nine months of fiscal 2003).

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(Unaudited)

       The May 3, 2003 condensed consolidated balance sheet reflects the final allocation of the purchase price and non-deductible goodwill of $176,802. The following table summarizes the final allocation of the purchase price to the assets and in-process research and development acquired and liabilities assumed:

Purchase price	$367,801
Transaction costs	7,179

Total cost	374,980
Cash acquired	19,671

Total purchase price, net of cash acquired	355,309

Current assets	168,038
Property, plant and equipment	90,169
Intangible assets	23,617
Other non-current assets	3,870
In-process research and development	37,600

Total assets and in-process research and development acquired	323,294

Current liabilities	109,501
Non-current liabilities	35,286

Total liabilities assumed	144,787

Goodwill	$176,802

Goodwill has been allocated to the Company’s reportable segments as follows:

BioPharmaceuticals	$13,419
General Industrial	141,477
Microelectronics	21,906

Total	$176,802

     On March 4, 2003, we acquired the assets, primarily manufacturing equipment and intellectual property, of Whatman Hemasure Inc., a wholly owned subsidiary of Whatman plc (“the seller”) for a purchase price of $5,950. The agreement contains a non-compete agreement for a period of 7½ years, which precludes the seller from engaging in the blood filter business during that time. The May 3, 2003 condensed consolidated balance sheet reflects the preliminary allocation of the purchase price (which is subject to the completion of a valuation of the assets acquired) to intangible assets and goodwill of $2,500 and $3,450, respectively. The preliminary goodwill has been allocated to the Company’s Medical segment.

NOTE 4 – RESTRUCTURING AND OTHER CHARGES

     The following tables summarize the restructuring related items and other charges recorded for the quarter and nine months ended May 3, 2003:

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(Unaudited)

Three Months Ended May 3, 2003	Restructuring	Other Charges and Adjustments	Total Charged To Earnings	Adjustments To Goodwill (a)	Total

Severance (c)	$2,893	$–	$2,893	$4,014	$6,907
Asset write-offs/
impairment (c)	323	–	323	2,962	3,285
Lease termination
liabilities and other (c)	1,820	–	1,820	4,199	6,019

Total	$5,036	$–	$5,036	$11,175	$16,211

Cash	$4,713	$–	$4,713	$8,213	$12,926
Non-cash	323	–	323	2,962	3,285

Total	$5,036	$–	$5,036	$11,175	$16,211

Nine Months Ended May 3, 2003	Restructuring	Other Charges and Adjustments	Total Charged To Earnings	Adjustments To Goodwill (a)	Total

In-process research and development (b)	$–	$37,600	$37,600	$–	$37,600
Severance (c)	6,320	–	6,320	7,453	13,773
Asset write-offs/		–
impairment (c)	528		528	5,453	5,981
Lease termination
liabilities and other (c)	1,887	–	1,887	6,578	8,465

Total	$8,735	$37,600	$46,335	$19,484	$65,819

Cash	$8,207	$–	$8,207	$14,031	$22,238
Non-cash	528	37,600	38,128	5,453	43,581

Total	$8,735	$37,600	$46,335	$19,484	$65,819

(a)	Reflects restructuring activities related to FSG employees and facilities (refer to Note 3 for discussion of the purchase accounting).

(b)	In the first quarter of fiscal 2003, the Company recorded a charge of $37,600 to write-off in-process research and development acquired in the acquisition of FSG (refer to Note 3 for further discussion of the purchase accounting).

(c)	At the date of the FSG acquisition, management began formulating integration plans and identifying synergistic opportunities. During the fourth quarter of fiscal 2002 and in the first nine months of fiscal 2003, the Company announced and implemented plans to eliminate redundant employees and facilities and to consolidate certain manufacturing lines with other Pall facilities. The Company also consolidated its United States, European and Asian sales routes to market. As a result of the consolidation of routes to market, the Company terminated certain sales employees worldwide and in Asia, made payments to certain distributors to terminate these relationships. In addition, in the third quarter of fiscal 2003, the Company announced and implemented plans to reorganize and streamline its German operations. The plans include the elimination of some functional overlap, changes in routes to market and the rationalization of product lines.

Furthermore, during the first quarter of fiscal 2003, the Company reorganized its Life Sciences business such that the Company’s hospital and medical OEM sub-segments were combined with the former Blood segment to form a new segment called Pall Medical (refer to Note 12 for further discussion). Additionally, in the third quarter of fiscal 2003, the Company announced plans to move certain Medical manufacturing from Tipperary, Ireland to Puerto Rico and Tijuana, Mexico. This reorganization, which is expected to reduce manufacturing and selling costs, included employee terminations. Restructuring costs related to the Life Sciences business totaled approximately $4,200 and $6,700 for the three months and nine months ended May 3, 2003, respectively.

The integration and restructuring activities described above resulted in the recording of approximately $13,773 for the nine months ended May 3, 2003 in severance related liabilities for an estimated workforce reduction of 490 people, of which approximately 239 employees had been terminated as of May 3, 2003. In addition, liabilities of approximately $8,465 were recorded for lease termination, distributor cancellation payments and other office closure costs, while asset write-offs and impairments amounted to approximately $5,981.

Cash requirements of these actions are expected to be $22,238 of which $10,485 has been expended, leaving $11,753 in accruals reflected on the balance sheet as of May 3, 2003. The expected cash outlays comprise $13,773 in employee termination benefits and $8,465 principally related to lease termination liabilities, distributor cancellation costs and other office closure costs.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(Unaudited)

     The following table summarizes activity for the nine months ended May 3, 2003 related to restructuring liabilities recorded in fiscal 2002 and fiscal 2003:

		2003			2002

	Severance	Lease Termination Liabilities & Other	Total	Severance	Lease Termination Liabilities & Other	Total

Balance at Aug. 3, 2002	$–	$–	$–	$8,937	$1,487	$10,424
Additions	13,773	8,465	22,238	–	–	–
Utilized	(5,475)	(5,010)	(10,485)	(7,107)	(1,316)	(8,423)

Balance at May 3, 2003	$8,298	$3,455	$11,753	$1,830	$171	$2,001

NOTE 5 – STOCK BASED COMPENSATION PLANS

     The Company has elected to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock based compensation plans. The fair value of options granted is calculated using the Black-Scholes option pricing model.

     The following table illustrates the effect on net income and earnings per share if the Company had accounted for its stock based compensation plans under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148:

	Three Months Ended		Nine Months Ended

	May 3, 2003	April 27, 2002	May 3, 2003	April 27, 2002

Net income, as reported	$40,355	$26,443	$48,596	$64,250
Pro forma stock compensation
expense, net of tax benefit	3,948	2,813	9,679	8,438

Pro forma net income	$36,407	$23,630	$38,917	$55,812

Earnings per share:
Basic—as reported	$.33	$.22	$.40	$.53
Basic—pro forma	$.30	$.19	$.32	$.46
Diluted—as reported	$.33	$.21	$.39	$.52
Diluted—pro forma	$.29	$.19	$.31	$.45

NOTE 6 – EARNINGS PER SHARE

     The consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities, such as stock options, that meet certain criteria were outstanding since issuance.

      Employee stock options of 3,854 and 3,846 shares were not included in the computation of diluted shares for the three months ended May 3, 2003 and April 27, 2002, respectively, because their effect would have been antidilutive. For the nine months ended May 3, 2003 and April 27, 2002, 6,555 and 2,613 shares, respectively were excluded from the computation of diluted shares because of their antidilutive effect.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(Unaudited)

The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Nine Months Ended

	May 3, 2003	April 27, 2002	May 3, 2003	April 27, 2002

Basic shares outstanding	123,146	122,336	122,983	122,242
Effect of dilutive securities:
Stock option plans	225	621	219	714
Other, principally MSPP	520	555	543	522

Diluted shares outstanding	123,891	123,512	123,745	123,478

NOTE 7 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	May 3, 2003	Aug. 3, 2002

Accounts receivable, net:
Accounts receivable	$406,819	$428,759
Less: Allowances for doubtful accounts	12,653	12,906

Total	$394,166	$415,853

Inventories:
Raw materials and components	$87,007	$90,807
Work-in-process	39,946	40,323
Finished goods	166,576	125,780

Total	$293,529	$256,910

Property, plant and equipment, net:
Property, plant and equipment	$1,148,632	$1,125,174
Less: Accumulated depreciation and amortization	550,639	520,079

Total	$597,993	$605,095

Property, plant and equipment and related accumulated depreciation and amortization at May 3, 2003 reflect approximately $21,000 in disposals of fully depreciated assets during fiscal 2003.

NOTE 8 – PRODUCT WARRANTY

     The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of May 3, 2003 and August 3, 2002 is immaterial to the financial position of the Company and the change in the accrual for the current quarter and the first nine months of fiscal 2003 is immaterial to the Company's consolidated results of operations, cash flows and financial position.

NOTE 9 – NOTES PAYABLE AND LONG-TERM DEBT

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

     The Company received $8,568, representing $7,533 of fair value for “receive fixed, pay variable” interest rate swaps with an aggregate notional value of $100,000, terminated on November 26, 2002, and $1,035 of accrued interest receivable through the termination date. The terminated swaps related to the Company’s $100,000 private

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(Unaudited)

placement of 7.83% unsecured senior notes due in 2010. Simultaneously, the Company entered into new interest rate swaps with a notional amount of $230,000 involving the $280,000, 6% notes due on August 1, 2012. The new swaps require the Company to make payments at a variable rate based on LIBOR and receive payments at a fixed rate of 6%. On May 30, 2003, the Company received $16,134, representing $13,467 of fair value for the new “receive fixed, pay variable” interest rate swaps terminated on May 28, 2003, and $2,667 of accrued interest receivable through the termination date. Simultaneously, the Company entered into substantially the same “receive fixed, pay variable” interest rate swaps, except for an increase in the spread above LIBOR. The $21,000 of fair value received to terminate the swaps will be amortized as a reduction of interest expense over the remaining lives of the underlying notes.

     The Company has received a commitment from a financial institution to refinance its Yen 3 billion loan (approximately $25,000), which is due in its entirety on June 18, 2003, until June 18, 2005. The terms of the commitment will require the Company to make interest payments at a floating rate based upon Yen LIBOR. As such, the Yen loan is classified as long-term debt in the Company’s May 3, 2003 condensed consolidated balance sheet. On March 7, 2003, the Company entered into a forward dated “receive variable, pay fixed” interest rate swap related to this loan, whereby the Company would receive payments at a variable rate based upon Yen LIBOR and make payments at a fixed rate of .95% on a notional amount of Yen 3 billion. The swap expires on June 18, 2005. As it is the Company’s intent to enter into this loan, this swap will be accounted for as a hedge of a forecasted transaction until June 18, 2003. Accordingly, changes in the fair value of the swap will be reflected in other comprehensive income.

     In April 2003, the Company amended the terms of the “receive variable, pay fixed” interest rate swap related to certain borrowings under the senior credit facility. The Company receives payments at a variable rate based on LIBOR and makes payments at an effective fixed rate of 4.3% on a notional amount of $25,000. The swap expires in February 2006.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

     The following table presents goodwill, net of accumulated amortization, allocated by reportable segment in accordance with SFAS No. 142:

	May 3, 2003	Aug. 3, 2002

Medical	$25,292	$19,512
BioPharmaceuticals	28,681	31,423

Life Sciences	53,973	50,935

General Industrial	156,414	180,356
Aerospace	6,125	6,038
Microelectronics	22,053	25,644

Industrial	184,592	212,038

Total	$238,565	$262,973

     Goodwill increased by $3,450 in the current quarter due to the acquisition of Whatman Hemasure as discussed in Note 3. The other change in the carrying amount of goodwill is primarily attributable to the changes in the final allocation of goodwill from the acquisition of FSG as discussed in Note 3 and to the changes in foreign exchange rates used to translate the goodwill in the financial statements of foreign subsidiaries at each respective balance sheet date.

Intangible assets, net, consist of the following:

	May 3, 2003	Aug. 3, 2002

Patents and unpatented technology	$77,767	$60,381
Trademarks and other	11,587	9,605

	89,354	69,986
Less: Accumulated amortization	35,219	30,038

Total	$54,135	$39,948

Back to Contents

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

     Amortization expense for these intangible assets for the three months and nine months ended May 3, 2003 was $2,051 and $5,947, respectively. In fiscal year 2002, amortization expense for the three months and nine months ended April 27, 2002 was $1,372 and $3,883, respectively. Amortization expense is estimated to be approximately $2,000 for the remainder of fiscal 2003 and $7,600 in 2004, $6,100 in 2005, $5,600 in 2006, $5,500 in 2007 and $4,600 in 2008.

NOTE 11 – COMPREHENSIVE INCOME

     Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended

	May 3, 2003	April 27, 2002	May 3, 2003	April 27, 2002

Net income	$40,355	$26,443	$48,596	$64,250

Unrealized translation adjustment	8,609	11,033	43,428	3,445
Income taxes	(1,335)	568	(774)	(101)

Unrealized translation adjustment, net	7,274	11,601	42,654	3,344

Minimum pension liability adjustment	(20)	(33)	(59)	(8)
Income taxes	8	16	23	56

Minimum pension liability adjustment, net	(12)	(17)	(36)	48

Unrealized investment losses	(247)	(4,566)	(1,947)	(10,214)
Income taxes	(38)	1,599	(82)	3,614

Unrealized accumulated
investment losses, net	(285)	(2,967)	(2,029)	(6,600)

Unrealized (losses) gains on derivatives	(66)	462	586	(88)
Income taxes	23	(161)	(205)	31

Unrealized (losses) gains on derivatives, net	(43)	301	381	(57)

Total comprehensive income	$47,289	$35,361	$89,566	$60,985

     Unrealized investment losses on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended		Nine Months Ended

	May 3, 2003	April 27, 2002	May 3, 2003	April 27, 2002

Unrealized losses arising during the period	$(247)	$(4,566)	$(2,102)	$(10,214)
Income tax (expense) benefit	(38)	1,599	(82)	3,614

Net unrealized losses arising during the period	(285)	(2,967)	(2,184)	(6,600)

Reclassification adjustment for unrealized
loss included in net earnings due to
impairment in 2003	–	–	155	–

Change in unrealized accumulated investment losses, net	$(285)	$(2,967)	$(2,029)	$(6,600)

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)

(Unaudited)

NOTE 12 – SEGMENT INFORMATION AND GEOGRAPHIES

     During the first quarter of fiscal 2003, the Company reorganized its Life Sciences business to improve profitability. As a result, the hospital and medical OEM sub-segments, which were previously part of the BioPharmaceuticals segment, were combined with the former Blood segment to create a new segment called Medical. Life Sciences segment information for prior periods has been restated for these changes. The Company’s Form 10-Q for the quarter ended November 2, 2002 presented a table reflecting the fiscal year 2002 quarterly Life Sciences’ Medical and BioPharmaceuticals segments restated for this reorganization.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

MARKET SEGMENT INFORMATION SALES TO UNAFFILIATED CUSTOMERS:	Three Months Ended		Nine Months Ended

	May 3, 2003	Apr. 27, 2002	May 3, 2003	Apr. 27, 2002

Medical	$83,985	$79,075	$221,070	$219,243
BioPharmaceuticals	93,295	73,093	249,010	205,967

Total Life Sciences	177,280	152,168	470,080	425,210

General Industrial	150,050	84,351	417,317	245,046
Aerospace	51,060	38,454	134,032	114,836
Microelectronics	43,101	27,404	120,794	76,839

Total Industrial	244,211	150,209	672,143	436,721

Total	$421,491	$302,377	$1,142,223	$861,931

OPERATING PROFIT:
Medical	$16,413	$12,370	$33,605	$28,566
BioPharmaceuticals	23,269	18,290	54,480	51,558

Life Sciences	39,682	30,660	88,085	80,124

General Industrial	19,582	9,042	44,619	25,338
Aerospace	16,354	8,961	37,593	27,672
Microelectronics	7,761	2,416	19,821	2,560

Industrial	43,697	20,419	102,033	55,570

Subtotal	83,379	51,079	190,118	135,694
Restructuring and other charges	(5,036)	–	(46,335)	–
General corporate expenses	(20,394)	(14,588)	(51,904)	(44,654)
Interest expense, net	(5,765)	(2,590)	(19,238)	(8,668)

Earnings before income taxes	$52,184	$33,901	$72,641	$82,372

GEOGRAPHIES:
SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$164,410	$141,829	$453,569	$393,841
Europe	178,536	107,328	479,556	307,348
Asia	78,545	53,220	209,098	160,742

Total	$421,491	$302,377	$1,142,223	$861,931

INTERCOMPANY SALES
BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$42,082	$30,892	$120,279	$85,755
Europe	23,705	16,525	61,584	42,890
Asia	1,135	389	2,855	1,355

Total	$66,922	$47,806	$184,718	$130,000

TOTAL SALES:
Western Hemisphere	$206,492	$172,721	$573,848	$479,596
Europe	202,241	123,853	541,140	350,238
Asia	79,680	53,609	211,953	162,097
Eliminations	(66,922)	(47,806)	(184,718)	(130,000)

Total	$421,491	$302,377	$1,142,223	$861,931

OPERATING PROFIT:
Western Hemisphere	$31,801	$19,981	$76,477	$51,564
Europe	36,996	22,956	83,994	57,640
Asia	13,858	8,607	31,509	26,174
Eliminations	724	(465)	(1,862)	316

Subtotal	83,379	51,079	190,118	135,694
Restructuring and other charges	(5,036)	–	(46,335)	–
General corporate expenses	(20,394)	(14,588)	(51,904)	(44,654)
Interest expense, net	(5,765)	(2,590)	(19,238)	(8,668)

Earnings before income taxes	$52,184	$33,901	$72,641	$82,372

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (In thousands, except per share data).

     You should read the following discussion together with Pall's condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 3, 2002. As used below, “½%” indicates that we have rounded the relevant data up or down to the nearest one-half percentage point. Dollar amounts discussed below are in thousands, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.

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

     The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. In the first quarter, we finalized the valuation of in-process research and development and patented and unpatented technology. Accordingly, the allocation of the purchase price and goodwill were updated for such items, and our net earnings for the nine months ended May 3, 2003 reflect the write-off of in-process research and development (refer to Note 4 in the notes accompanying the condensed consolidated financial statements for further discussion).

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

      The discount rates used in the present value calculations were derived from a weighted average cost of capital analysis and, concerning in-process research and development, adjusted upward to reflect additional risks inherent in the development life cycle. The key assumptions specifically underlying the valuation for purchased in-process research and development consist of an expected completion date for the in-process projects, estimated costs to complete the projects, revenue and expense projections, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. The development of the in-process research and development technologies remains an uncertainty due to the remaining efforts to achieve technological feasibility, changing customer markets, and significant competitive threats from other companies. The nature of the efforts to develop these technologies into commercially viable products consists principally of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Most of these projects were expected for commercialization within one to two years of the acquisition date. The valuation of in-process research and development at the acquisition date was related to forty-eight separate projects. At the date of acquisition, expenditures to complete these projects were not expected to exceed $6,000.

Back to Contents

Expenditures for these projects since the acquisition date, approximated $2,100 and it is estimated that expenditures to complete these projects will not exceed $1,800.

     At the date of acquisition, management began formulating integration plans, which contemplated the closure of redundant facilities and the sale of certain businesses. In addition, the synergies created by joining the two organizations have resulted in employee terminations. The condensed consolidated balance sheets at May 3, 2003 and August 3, 2002 reflect liabilities for such items. We expect to finalize and announce other integration plans during the fourth quarter of fiscal 2003. Finalization of such integration plans will be reflected in earnings (refer to Note 4 for discussion of actions taken in the first nine months of fiscal 2003).

     For more detail regarding the FSG acquisition and regarding restructuring actions taken, please refer to Notes 3 and 4 in the notes accompanying the condensed consolidated financial statements in this report and our Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

Results of Operations

Review of Consolidated Results

     Sales for the quarter increased 39½% to $421,491 from $302,377 for the same period last year. For the nine months, sales grew 32½% to $1,142,223. Exchange rates increased reported sales in the quarter and nine months by $36,598, or 12% and $68,131, or 8%, respectively, primarily due to the strengthening of the Euro and to a lesser extent the British Pound and Japanese Yen. For the nine months, the weakening of the Argentine Peso partly offset the increases in sales that resulted from the Euro, Pound and Yen. In local currency (i.e., had exchange rates not changed period over period), sales increased 27½% and 24½% for the quarter and nine months, respectively. Overall, pricing was flat for the quarter. For the nine months, pricing had a positive impact on sales, contributing 1% to our top line growth.

     Compared to last year’s pro forma third quarter sales (which include FSG’s sales for the three months ended March 31, 2002), sales were up 6½% with all segments contributing to this gain. Growth was particularly strong in Microelectronics, Aerospace (which did not benefit from the FSG acquisition) and BioPharmaceuticals. For the nine-month period, sales compared to last year’s pro forma sales (which include FSG’s sales for the nine months ended March 31, 2002), increased 2%. The pro forma sales growth is provided to give an indication of what comparable sales growth would have been had the acquisition occurred at the beginning of each period presented. However, it is not necessarily indicative of what would have occurred if the acquisition had been consummated at those earlier dates due to many factors. These factors include different market approaches and routes to market (i.e., direct sales versus distribution), product rationalization and pricing.

     For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

     On a sequential quarter basis, cost of sales, as a percentage of sales, declined 2.7%, reflecting increased factory throughput in the third quarter and the benefit of foreign exchange. Cost of sales for the quarter, as a percentage of sales, was 48.8% as compared to 48.1% last year. For the nine-month period, cost of sales, as a percentage of sales, increased 1.4% to 50.8% from 49.4% last year. Compared to last year, cost of sales for the quarter and nine months has increased primarily due to the effect of FSG products and product mix, including increased system sales, partly offset by the beneficial effect of foreign exchange. Over time, we expect FSG’s product margins to improve.

     Selling, general and administrative expenses as a percentage of sales for the quarter declined 2.6% to 32.9% from 35.5% last year. For the nine-month period, selling, general and administrative expenses as a percentage of sales declined 1.9% to 33.7% from 35.6% last year. The percentage improvement in selling, general and administrative expenses reflects synergies achieved related to our FSG integration efforts, which are estimated at approximately $7,000 in the quarter and $15,000 for the nine months, and the effects of our cost reduction programs, offset by the impact of increased bonus, pension, medical, consulting and insurance costs (see next paragraph), foreign exchange (estimated to have increased selling, general and administrative expenses by about $12,500 in the quarter and $24,500 in the nine month period) and expenses related to the integration of FSG.

      We have identified approximately $30,000 in annualized cost synergies that we expect to realize by the end of fiscal year 2004 as a result of our integration of FSG. In fiscal 2003, we expect an increase in pension costs of approximately $4,800 due to the downturn in the equities market and decreased interest rates. In addition, we expect an increase in insurance premiums of approximately $2,000. We will continue efforts to hold down controllable costs to offset the impact of these increases.

Back to Contents

     Research and development (“R&D”) expenses in the quarter declined to 3.4% of sales from 4.4% last year, reflecting the elimination of shared research costs with V.I. Technologies (“VITEX”), partly offset by the impact of FSG’s R&D this quarter. For the nine-month period, R&D declined to 3.5% of sales from 4.5% last year reflecting the factors discussed above. As a result of the modification of our partnership agreement to eliminate shared research costs, the fourth quarter of fiscal 2002 included our final R&D payment to VITEX.

     In the third quarter, we recorded restructuring and other charges of $5,036 (mainly related to the transfer of Medical manufacturing from Ireland) reflecting severance costs of $2,893, asset write-offs of $323 and other exit costs of $1,820. Restructuring and other charges for the nine-month period were $46,335, reflecting the write-off of in-process research and development acquired in the FSG acquisition of $37,600, severance costs of $6,320, asset write-offs of $528 and other exit costs of $1,887. The charges in the quarter and nine-month period were primarily related to the FSG acquisition and the realignment of our Life Sciences business (refer to Note 12 in the notes to the condensed consolidated financial statements for further discussion of the reorganization of our Life Sciences business) including the transfer of Medical manufacturing from Ireland (which is expected to be completed by the fourth quarter of this calendar year).

     The following table summarizes the activity for the quarter and nine months ended May 3, 2003 related to restructuring liabilities recorded in fiscal 2002 and fiscal 2003:

	Fiscal 2003			Fiscal 2002

	Severance	Lease Termination Liabilities & Other	Total	Severance	Lease Termination Liabilities & Other	Total

Balance at Aug. 3, 2002	$–	$–	$–	$8,937	$1,487	$10,424
Additions	13,773	8,465	22,238	–	–	–
Utilized	(5,475)	(5,010)	(10,485)	(7,107)	(1,316)	(8,423)

Balance at May 3, 2003	$8,298	$3 ,455	$11,753	$1,830	$171	$2,001

     The details of the charges for the quarter and nine-months can be found in Note 4 in the notes accompanying the condensed consolidated financial statements. We expect to recover the costs of the restructuring-related charges within two years from the date of the charge.

     Net interest expense increased $3,175 and $10,570 for the quarter and nine months, respectively, reflecting increased borrowings to fund the FSG acquisition partly offset by the effect of our “receive fixed, pay variable interest rate swaps. Please refer to the Liquidity and Capital Resources section of the Management’s Discussion and Analysis as well as Note 9 in the notes to the condensed consolidated financial statements for discussion of our interest rate swaps. As a result of these swaps and reduced debt levels, net interest expense in the third quarter declined $442 and $1,501 as compared to the second and first quarters, respectively.

     For the nine-month period, the tax rate was 33% due to the non-deductibility of the in-process research and development charge taken in the first quarter. The underlying effective tax rate for the quarter and nine months of each year was 22% and 24% for all of fiscal 2002. The improvement in the underlying effective rate as compared to all of fiscal 2002 was a result of fine-tuning our tax planning strategies in the first quarter of this year. We expect to sustain a rate of 22% for the remainder of fiscal 2003.

     Net earnings for the quarter were $40,355, or 33 cents per share, compared with net earnings of $26,443, or 21 cents per share last year. For the nine months, net earnings were $48,596, or 39 cents per share, compared with net earnings of $64,250, or 52 cents per share last year. Net earnings in the quarter and nine months benefited from organic sales growth, the impact of the FSG acquisition, the controlling of expenses and the benefit of foreign exchange rates, partly offset by restructuring and other charges. Due to the difficulty in estimating the economic effect of foreign currency rates, particularly in periods of high volatility of such rates, the Company will no longer provide estimated effects but will report the translation effect to earnings per share. We estimate that foreign exchange translation added 4 cents to earnings per share in the quarter and 6 cents for the nine months.

Back to Contents

Review of Market Segments and Geographies

Market Segments:

     The tables below compare sales by market segment for the three and nine months ended May 3, 2003 to sales for the comparable prior year periods restated to reflect the Life Sciences reorganization (as discussed in Note 12 in the notes to the accompanying condensed consolidated financial statements), including the effect of exchange rates.

Three Months Ended	May 3, 2003 (As reported)	Apr. 27, 2002 (As reported)	% Change		Exchange Rate Difference	% Change in local currency

Medical	$83,985	$79,075	6		$5,092	–
BioPharmaceuticals	93,295	73,093	27	½	8,030	16	½

Total Life Sciences	177,280	152,168	16	½	13,122	8

General Industrial	150,050	84,351	78		17,494	57
Aerospace	51,060	38,454	33		2,855	25	½
Microelectronics	43,101	27,404	57	½	3,127	46

Total Industrial	244,211	150,209	62	½	23,476	47

Total	$421,491	$302,377	39	½	$36,598	27	½

Nine Months Ended	May 3, 2003 (As reported)	Apr. 27, 2002 (As reported)	% Change		Exchange Rate Difference	% Change in local currency

Medical	$221,070	$219,243	1		$9,602	(3	½)
BioPharmaceuticals	249,010	205,967	21		15,086	13	½

Total Life Sciences	470,080	425,210	10	½	24,688	4	½

General Industrial	417,317	245,046	70	½	31,628	57	½
Aerospace	134,032	114,836	16	½	5,901	11	½
Microelectronics	120,794	76,839	57		5,914	49	½

Total Industrial	672,143	436,721	54		43,443	44

Total	$1,142,223	$861,931	32	½	$68,131	24	½

     The tables below compare sales for the three and nine months ended May 3, 2003 to sales for the comparable prior year periods restated for the aforementioned Life Sciences reorganization presented on a pro forma basis to include FSG sales for the three and nine months ended March 31, 2002. The pro forma sales growth is provided to give an indication of what comparable sales growth would have been had the acquisition occurred at the beginning of each period presented. However, it is not necessarily indicative of what would have occurred if the acquisition had been consummated at those earlier dates due to many factors. These factors include different market approaches and routes to market (i.e., direct sales versus distribution), product rationalization and pricing.

Three Months Ended	May 3, 2003 (As reported)	Apr. 27, 2002 (Pro Forma)	% Change		Exchange Rate Difference	% Change in local currency

Medical	$83,985	$79,076	6		$5,092	–
BioPharmaceuticals	93,295	77,674	20		8,030	10

Total Life Sciences	177,280	156,750	13		13,122	4	½

General Industrial	150,050	131,214	14	½	17,494	1
Aerospace	51,060	38,454	33		2,855	25	½
Microelectronics	43,101	34,532	25		3,127	16

Total Industrial	244,211	204,200	19	½	23,476	8

Total	$421,491	$360,950	17		$36,598	6	½

Back to Contents

Nine Months Ended	May 3, 2003 (As reported)	Apr. 27, 2002 (Pro Forma)	% Change		Exchange Rate Difference	% Change in local currency

Medical	$221,070	$219,263	1		$9,602	(3	½)
BioPharmaceuticals	249,010	220,537	13		15,086	6

Total Life Sciences	470,080	439,800	7		24,688	1	½

General Industrial	417,317	400,299	4	½	31,628	(3	½)
Aerospace	134,032	114,836	16	½	5,901	11	½
Microelectronics	120,794	100,331	20	½	5,914	14	½

Total Industrial	672,143	615,466	9		43,443	2

Total	$1,142,223	$1,055,266	8		$68,131	2

     The discussions of sales growth below are in local currency unless indicated otherwise.

     Life Sciences sales increased 8% and 4½% for the quarter and nine months, respectively, as compared with the same periods last year. On a pro forma basis to include FSG, sales grew 4½% and 1½% for the quarter and nine months, respectively. Life Sciences represented approximately 42% of our total sales for the quarter and nine months as compared to approximately 50% for the same periods last year.

     Within Life Sciences, Medical segment sales were flat as compared to the third quarter of fiscal 2002 as a 3% increase in Critical Care was offset by a 1½% decline in Blood sales. On a sequential quarter basis, Medical sales grew 6%. For the nine-month period, Medical sales declined 3½% reflecting a decline in Blood sales of 7½% partly offset by an increase in Critical Care of 7%. The decline in Blood sales for the nine-month period was primarily due to a decrease in the level of blood donations as compared to last year. By geography, the Western Hemisphere and Asia reported low single-digit growth in Medical sales in the quarter, while Europe was down. For the nine months, the Western Hemisphere and Europe reported declines in Medical sales compared to the same period last year, while sales in Asia were flat.

     BioPharmaceuticals segment sales grew 16½% and 13½% in the quarter and nine-months, respectively, as compared to the same periods last year. Sales on a pro-forma basis grew 10% and 6% for the quarter and nine months, respectively. Growth in BioPharmaceuticals was attributable to our Pharmaceutical sub-market where sales increased 28½% in the quarter and 21½% for the nine-months. This sub-market has benefited from the biotechnology industry, which is driving growth. All geographies reported strong growth in the Pharmaceuticals sub-market. In BioSciences, the other sub-market in our BioPharmaceuticals segment, sales were down 6½% in the quarter and 2½% for the nine-month period reflecting a softening of our lab business due to customer consolidations and budget cuts. In addition, sales were down in the Specialty Materials part of our BioSciences business. By geography, the decline in BioSciences for the quarter and nine months reflects shortfalls in Europe and the Western Hemisphere. In Asia, BioSciences sales were flat in the quarter, however, on a year-to-date basis, sales were up.

     Our Industrial business, where the majority of FSG’s sales are reported, accounted for approximately 58% of total sales for the quarter and nine-month period, as compared to 50% for the same periods last year. Industrial sales grew 47% and 44% in the quarter and nine-month period, respectively, due to the inclusion of FSG in the periods. Sales on a pro forma basis increased 8% in the quarter and 2% for the nine months reflecting strong growth in Aerospace and Microelectronics.

     General Industrial segment sales, which are the largest portion of our Industrial business, grew 57% in the quarter and 57½% for the nine-month period, with all geographies contributing to this gain. All sub-markets within General Industrial reported strong sales growth for the quarter and nine months. On a pro forma basis, General Industrial sales grew 1% in the quarter; however, the segment’s sales were down 3½% for the nine-month period. Within General Industrial, sales in our Water Processing sub-market increased 19% and 49% for the quarter and nine months, respectively. The growth in Water Processing reflects our continued successful pilot testing at prospective municipal sites and our market penetration in Eastern Europe and Asia. Sales in our Food & Beverage sub-market grew 151½% and 154% in the quarter and nine months, respectively, as the integration of FSG technologies and expertise has significantly broadened our breadth and reach. All geographies contributed to this gain, however, sales were particularly strong in Europe and Asia, especially in the emerging beer markets in Eastern Europe and China. Sales in our Fuels & Chemicals sub-market grew 89½% and 70% for the quarter and nine months, respectively. Strategic partnerships are creating excellent growth opportunities and a key growth driver

Back to Contents

continues to be clean fuels and synthetic fuels initiatives based on environmental driven regulations. Sales in our Power Generation sub-market increased 6½% and 13% for the quarter and nine months, respectively. Power Generation sales growth was strong in Europe and Asia, although we have seen some weakening in the Western Hemisphere and European OEM turbine market.

     Aerospace sales grew 25½% in the quarter and 11½% for the nine months, reflecting strong Military sales. Military sales, which were boosted by the Middle East conflict, grew 55% and 22½% in the quarter and nine months, respectively. Growth in Military sales was driven by Europe and to a lesser extent the Western Hemisphere. We expect strong military sales to continue for the balance of the year. Commercial sales were flat in the quarter and nine months as growth in the Western Hemisphere was offset by a decline in Europe. Excluding the Marine water portion of our Commercial Aerospace business, sales were up 6% in the quarter and 2½% in the nine-month period. In the quarter, Military sales comprised approximately 58% of total Aerospace sales as compared to 47% in the third quarter of last year.

     Microelectronics sales grew 46% and 49½% in the quarter and nine months, respectively, as compared with last year. On a pro-forma basis, sales increased 16% and 14½% for the quarter and nine months, respectively. This is the fourth consecutive quarter of double-digit sales growth, despite the fact that the semiconductor OEM market remains weak globally and its near term outlook is uncertain. All geographies reported double-digit sales growth in the quarter and nine-month periods. We are achieving growth in the photolithography materials and data storage markets and we have been executing our strategy of providing integrated solutions for all of the filtration, purification and waste minimization applications affecting wafer production.

     The Company’s consolidated operating profit as a percentage of sales for the quarter increased to 19.8% from 16.9% last year. For the nine-month period operating profit was 16.6% as compared to 15.7% for the same period last year.

     In Life Sciences, overall operating profit margins for the quarter increased to 22.4% from 20.1% last year reflecting an improvement in Medical operating profit margins. For the nine-month period, Life Sciences’ overall operating profit margin of 18.7% was similar to last year, while operating profit dollars increased 10%.

     Within Life Sciences, Medical operating profit margins for the quarter improved to 19.5% from 15.6% in the third quarter of last year. Medical operating profit margins also improved on a sequential quarter basis from 16% in the second quarter and 7.8% in the first quarter. Medical operating profit margins for the nine-months improved to 15.2% from 13% last year and in dollars the increase was 17½%. The improvements in operating profit margins reflect manufacturing based cost reduction programs, synergies realized as a result of the reorganization of the critical care and blood businesses (refer to Note 4 for discussion of actions taken in the first nine months of fiscal 2003) and the elimination of our R&D cost sharing with VITEX. Additionally, the elimination of most distributor commission payments, which is expected to result in an annual savings of $3,000, positively impacted operating profit margins. Operating profit margins in BioPharmaceuticals of 24.9% were similar to last year. For the nine-month period, operating profit margins declined to 21.9% as compared to 25% last year. The decrease in margin for the nine months was primarily related to a change in product mix. FSG’s sales, which carry a lower gross margin, also contributed to the decline. Overall we expect BioPharmaceuticals margins to fluctuate within a range of 20% – 25% based on the sales mix.

      Overall operating profit margins in Industrial improved to 17.9% in the quarter from 13.6% last year. For the nine months, operating profit margins improved to 15.2% from 12.7%. General Industrial operating profit margins in the quarter improved to 13.1% from 10.7% last year. For the nine months, General Industrial operating profit margins increased to 10.7% from 10.3%. The improvement in operating profit margin for the quarter and nine months reflects a change in product mix and cost reductions partly offset by the addition of FSG products, which carry lower margins. Aerospace operating profit margins improved to 32% from 23.3% in the quarter and to 28% from 24.1% for the nine months, primarily attributable to strong Military sales. Microelectronics operating profit margins improved to 18% in the quarter and 16.4% for the nine-month period from 8.8% and 3.3% in the same periods last year, driven by strong sales growth. Looking at the dollar increases in operating profits for the nine months compared to last year, the increases in General Industrial, Aerospace and Microelectronics were 76%, 36% and 674% respectively.

Back to Contents

Geographies:

     The tables below compare sales to unaffiliated customers by geography for the three and nine months ended May 3, 2003 to sales for the comparable prior year periods, including the effect of exchange rates. The discussions of sales growth below are in local currency unless indicated otherwise.

						%
Three Months Ended	May 3, 2003	Apr. 27, 2002	% Change		Exchange Rate Difference	Change in local currency

Western Hemisphere	$164,410	$141,829	16		$1,122	15
Europe	178,536	107,328	66	½	29,602	39
Asia	78,545	53,220	47	½	5,874	36	½

Total	$421,491	$302,377	39	½	$36,598	27	½

Nine Months Ended	May 3, 2003	Apr. 27, 2002			Exchange Rate Difference	% Change in local currency
			% Change

Western Hemisphere	$453,569	$393,841	15		$(3,173)	16
Europe	479,556	307,348	56		61,377	36
Asia	209,098	160,742	30		9,927	24

Total	$1,142,223	$861,931	32	½	$68,131	24	½

     By geography, sales in the Western Hemisphere increased 15% in the quarter and 16% for the nine-month period. Exchange rates added $1,122 to sales in the quarter. For the nine-month period, exchange rates, primarily related to the weakening of the Argentine Peso, negatively impacted sales by $3,173. Operating profit margins in the quarter improved to 15.4% from 11.6% last year. For the nine-month period, operating profit margins increased to 13.3% from 10.8% last year. The 48½% increase in operating profit dollars in the Western Hemisphere reflects the improvements in margins achieved in our various business segments as noted above.

     In Europe, sales increased 39% and 36% for the quarter and nine months, respectively, compared to last year. The strengthening of European currencies added $29,602 and $61,377 in sales, resulting in reported sales growth of 66½% and 56% in the quarter and nine months, respectively. Operating profit margins in the quarter declined to 18.3% from 18.5% last year and for the nine-month period declined to 15.5% from 16.5%, reflecting the lower rate of profit on FSG products. However, operating profit dollars in the quarter and the nine months increased 61% and 45½%, respectively.

     Sales in Asia increased 36½% and 24% in the quarter and nine months, respectively. The strengthening of Asian currencies added $5,874 and $9,927 in sales, resulting in reported sales growth of 47½% and 30% in the quarter and nine months, respectively. Operating profit margins improved to 17.4% from 16.1% last year primarily due to strong sales growth and the effect of foreign exchange partly offset by the impact of lower FSG margins. For the nine-month period, operating profit margins declined to 14.9% from 16.1% reflecting a change in product mix and the impact of lower FSG margins. Operating profit dollars in Asia increased 61% and 20½% for the three months and nine months, respectively.

     General corporate expenses were up $5,806 in the quarter and $7,250 for the nine-month period reflecting increased bonus, pension, consulting and insurance costs.

Liquidity and Capital Resources

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at May 3, 2003 to those at the end of fiscal 2002, the European currencies and the Yen have strengthened against the U.S. dollar.

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

Back to Contents

     We received $8,568 representing $7,533 of fair value for “receive fixed, pay variable” interest rate swaps with an aggregate notional value of $100,000, terminated on November 26, 2002, and $1,035 of accrued interest receivable through the termination date. The terminated swaps related to our $100,000 private placement of 7.83% unsecured senior notes due in 2010. Simultaneously, we entered into new interest rate swaps with a notional amount of $230,000 involving the $280,000, 6% notes due on August 1, 2012. The new swaps require that we make payments at a variable rate based on LIBOR and receive payments at a fixed rate of 6%. On May 30, 2003, we received $16,134 representing $13,467 of fair value for the new “receive fixed, pay variable” interest rate swaps, terminated on May 28, 2003, and $2,667 of accrued interest receivable through the termination date and simultaneously entered into substantially the same “receive fixed, pay variable” interest rate swaps except for an increase in the spread above LIBOR. The $21,000 of fair value received to terminate the interest rate swaps will be amortized as a reduction of interest expense over the remaining lives of the underlying notes.

     We have received a commitment from a financial institution to refinance our Yen 3 billion loan (approximately $25,000), which is due on June 18, 2003, until June 18, 2005. The terms of the commitment will require us to make interest payments at a floating rate based upon Yen LIBOR. As such, the Yen loan is classified as long-term debt in our May 3, 2003 condensed consolidated balance sheet. On March 7, 2003, we entered into a forward dated “receive variable, pay fixed” interest rate swap related to this loan, whereby we would receive payments at a variable rate based upon Yen LIBOR and make payments at a fixed rate of .95% on a notional amount of Yen 3 billion. The swap expires on June 18, 2005. As it is our intent to enter into this loan, this swap will be accounted for as a hedge of a forecasted transaction until June 18, 2003. Accordingly, changes in the fair value of the swap will be reflected in other comprehensive income.

     In April 2003, we amended the terms of the “receive variable, pay fixed” interest rate swap related to certain borrowings under the senior credit facility. The Company receives payments at a variable rate based on LIBOR and makes payments at an effective fixed rate of 4.3% on a notional amount of $25,000. The swap expires in February 2006.

     Net cash provided by operating activities for the first nine months of fiscal 2003 was $127,940, an increase of $23,248 compared to the same period of fiscal 2002. The increase in cash flow from operations was generated by increased earnings as well as by accounts receivable, partly offset by increased inventory levels and lower levels of accounts payable. Additionally, the first quarter of fiscal 2002 included a rebate payment to a major blood customer. The increase in inventory reflects increased work-in-process and replenishment of stock for anticipated fourth quarter shipments, as well as, the effect of exchange rates.

     Working capital was approximately $553,000, a ratio of 2.4 at May 3, 2003 as compared to $478,000, a ratio of 2.1 at August 3, 2002. Accounts receivable days sales outstanding was 84 days, as compared to 94 at August 3, 2002, while inventory turns have improved to 2.9 from 2.8. The effect of foreign exchange increased inventory, accounts receivable and other current assets by $11,730, $22,449 and $2,376, respectively, as compared to August 3, 2002. Additionally, foreign exchange increased accounts payable and other current liabilities by $15,190 and income taxes payable by $899.

     When operating the business day-to-day, excluding acquisitions but including funding capital expenditures and buying back common stock, our current intention is to keep net debt (debt net of cash, cash equivalents and short-term investments) at 25% to 30% of total capitalization (net debt plus equity). Net debt decreased by approximately $62,800 compared with year-end fiscal 2002. The impact of foreign exchange rates accounted for $9,600 of the reduction, while the fair value adjustment on our fixed to variable interest rate swaps carried as part of debt increased debt by approximately $5,800. As such, the actual cash reduction in our net debt was $59,000 for the first nine months of fiscal 2003. Overall, net debt, as a percentage of total capitalization, was 36.7% as compared to 41.3% at year-end fiscal 2002. Our goal for fiscal 2003 is to aggressively reduce net debt by $75,000 to facilitate our return to the debt levels that existed prior to the acquisition. Therefore, we did not purchase treasury stock during the first nine months of fiscal 2003. Capital expenditures were $39,303 of which $11,068 was spent in the third quarter. Depreciation expense was $18,643 and $56,615 in the quarter and nine months, respectively. Amortization expense was $2,108 and $6,111 for the quarter and nine months, respectively. We expect capital expenditures to be at or below $65,000 in fiscal 2003.

     As mentioned previously, we modified our partnership agreement with VITEX to eliminate shared research costs. On June 4, 2003, we purchased 4,147 VITEX shares for $4,230, including the final milestone payment of $4,000 as per our agreement with VITEX and concurrently, VITEX repaid the $5,000 borrowed under the one-year line of credit that we had extended them. In a recent press release, VITEX management indicated that the cash

Back to Contents

received from their recent rights offering, wherein they raised $14,351 (including $230 purchased by the Company), represents approximately seven months of cash flow.

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

Back to Contents

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by the Company in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900,000 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. In July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. The Company’s plan has been submitted to, and approved by, both the Court and the State. In the opinion of management, to date the Court has expressed its satisfaction with the Company’s progress. Subsequently, the State asserted in correspondence dated June 5, 2001 that additional stipulated penalties in the amount of $141,500 were owed for a separate alleged violation of the consent judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request under advisement, pending the results of certain groundwater monitoring data. On August 9, 2001, the State made a written demand for reimbursement of $227,462 plus interest it has allegedly incurred for groundwater monitoring. Gelman considers this claim barred by the consent judgment. The Company’s balance sheet at May 3, 2003 contains reserves of approximately $14,900,000, which relates mainly to the aforementioned cleanup. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

See the index to exhibits for a list of exhibits filed herewith.

(b)	Reports on Form 8-K.

On June 5, 2003, the Company filed Form 8-K under Item 9. Information provided under Item 12 (Results of Operations and Financial Condition). On June 6, 2003 a Form 8-K/A was filed to correct a typographical error in the Form 8-K filed on June 5, 2003.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

June 17, 2003	/s/	JOHN ADAMOVICH, JR.
John Adamovich, Jr. Chief Financial Officer and Treasurer

June 17, 2003	/s/	LISA KOBARG Lisa Kobarg Chief Accountant

Back to Contents

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Eric Krasnoff, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pall Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Pall Corporation as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 17, 2003

/s/	ERIC KRASNOFF Eric Krasnoff Chief Executive Officer

Back to Contents

CHIEF FINANCIAL OFFICER CERTIFICATION

I, John Adamovich, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pall Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Pall Corporation as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

June 17, 2003

/s/	JOHN ADAMOVICH, JR.
John Adamovich, Jr. Chief Financial Officer

Back to Contents

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