Form 10-K
period 2003-08-02
PALL CORP
filed 2003-10-22
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 2, 2003 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,783,721,335, based on the closing price on October 1, 2003.

The number of common shares, $.10 par value, outstanding of the registrant was 124,975,414 shares on October 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2003 annual meeting of shareholders, previously filed (hereinafter referred to as the “Proxy Statement”), are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.

(a) General development of business.

Pall Corporation, incorporated in July 1946, and its subsidiaries (hereinafter collectively called the “Company” or referred to as “we” or “our” unless the context requires otherwise) is a leading supplier of fine filters, principally made by the Company using its proprietary filter media, and other fluid clarification and separations equipment for the removal of solid, liquid and gaseous contaminants from a wide variety of liquids and gases.

We serve customers in two principal markets: Life Sciences and Industrial. The two principal markets are further divided into five segments: Medical and BioPharmaceuticals (which comprise the Life Sciences business) and General Industrial, Aerospace and Microelectronics (which comprise the Industrial business).

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

Additional information about the Company is available on its website at www.pall.com. The Company’s periodic and current reports filed with the U.S. Securities and Exchange Commission (“SEC”) are also available on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

(b) Financial information about market segments.

For financial information by market segment, please see the Segment Information and Geographies note in the notes accompanying the consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(c) Narrative description of business.

We are a specialty materials and engineering company with the broadest-based filtration, separations and purification capabilities in the world. Our proprietary products are used to discover, develop and produce pharmaceuticals, produce safe drinking water, protect hospital patients, remove white blood cells from blood, enhance the quality and efficiency of manufacturing processes, keep equipment running efficiently and protect the environment. Requirements for product quality, purity, environmental preservation, health and safety apply to a wide range of industries and across geographic borders. We have a 57-year history of commercializing successful products and continue to develop new materials and technologies for the Life Sciences and Industrial markets and their increasingly difficult fluid filtration, purification and separation challenges. We have an array of core materials and technologies that can be combined and manipulated in many ways to solve complex fluid separation challenges. These proprietary materials, coupled with our ability to engineer them into useful forms, are the cornerstones of our capabilities. Our proprietary materials enable us to provide customers with products that are well matched to their needs, to develop new products and to enter new markets. With the addition of FSG, we enhanced our library of proprietary materials and technologies with sophisticated offerings such as asymmetric membranes, selective adsorption, melt-blown media, nano ceramic membranes and metallic fiber media.

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

LIFE SCIENCES BUSINESS:

During the first quarter of fiscal 2003, we reorganized the Life Sciences business to improve profitability. As a result, the hospital and medical OEM sub-segments, which were previously part of the BioPharmaceuticals segment, were combined with the Blood segment to create a new segment called Medical. Life Sciences segment information for prior periods has been restated for these changes.

Our Life Sciences technologies facilitate the process of drug discovery and development and help ensure that drugs are produced to the highest standards. Many of the latest intravenous therapies require administration to patients through a Pall filter. Our capability in the life sciences industry is a unique competitive strength and an important element of our strategy going forward.

Sales in the Medical and BioPharmaceuticals markets are made through direct sales and through distribution. Backlog information is omitted for these markets, as it is not considered meaningful to an understanding of these portions of the Company’s business.

We feel that safety, efficacy, ease of use, technical support, as well as price, are the principal competitive factors in this business, although economy of use is important. Our principal competitors in the Medical segment include Baxter, Asahi Medical, MacoPharma, Terumo and Fresenius, and our principal competitors in the BioPharmaceuticals segment include Millipore, Sartorius and CUNO.

MEDICAL:

We sell disposable blood filtration and cardiovascular filtration products primarily to blood centers and hospitals. Our products are used to remove leukocytes (white blood cells) from blood used in transfusions and to filter out particulates, bacteria and viruses in the course of open-heart surgery, organ transplants, dialysis, intravenous feeding and breathing therapy. Leukocytes in donor blood can cause serious medical complications. Filtering out leukocytes reduces transfusion-related suppression of the immune system and helps protect against post-surgical infection. Based on medical risk and clinical benefits of filtration, hospitals and blood centers around the world have been converting to filtered blood. More than twenty countries either already are filtering all their donor blood or are moving toward this as a goal. In the United States, the Food and Drug Administration recommends blood filtration, and we believe that it is becoming the standard of care.

BIOPHARMACEUTICALS:

The BioPharmaceuticals segment includes sales of separation systems and disposable filters primarily to pharmaceutical, biotechnology and laboratory companies. We provide a broad range of advanced filtration solutions for each critical stage of drug development. Our product lines start in the laboratory with drug discovery, gene manipulation and proteomics applications. Our filtration systems and validation services allow drug manufacturers the quickest and surest path through the regulatory process and on to the market.

We believe that our established record of product performance and innovation is a particularly strong advantage among biopharmaceutical customers because of the high costs and safety risks associated with drug development and production.

INDUSTRIAL BUSINESS:

We provide enabling and process enhancing technologies throughout the industrial marketplace. This includes the machinery and equipment, aerospace, microelectronics, municipal and industrial water, fuels, chemicals, energy, and food and beverage industries. We have the capability to provide customers with integrated solutions for all of their process fluids.

GENERAL INDUSTRIAL:

Included in this diverse segment are sales of filters, coalescers and separation systems for hydraulic, fuel and lubrication systems on mechanical equipment across many industries as well as to producers of oil, gas, electricity, chemicals, food and beverages, municipal and industrial water and paper. Virtually all of the raw materials, process fluids and waste streams that course through industry are candidates for multiple stages of filtration, separations and purification.

We believe that technologies that purify water for use and reuse represent an important opportunity. Governments around the world are implementing stringent new regulations governing drinking water standards and we believe that our filters and systems provide a solution for these requirements. With the acquisition of FSG, we increased our presence in the stable and growing food and beverage sector and we have enhanced our ability to better serve our other industrial markets.

Backlog at August 2, 2003 was approximately $108,091,000. Our sales to General Industrial customers are made through our personnel, distributors and manufacturers’ representatives. We believe that product performance and quality, and service to the customer, as well as price, are the principal competitive factors in this market. Our principal competitors in the General Industrial segment include CUNO, US Filter, Sartorius and Parker Hannifin.

AEROSPACE:

The Aerospace segment includes sales of filtration and fluid monitoring equipment to the aerospace industry for use on commercial and military aircraft, including hydraulic, lubrication, and fuel filters, coalescers to remove water from fuel, filters to remove viruses from aircraft cabin air and filter monitoring systems. Our products and systems are also used in ships and land-based military vehicles. Commercial and Military sales represented 45% and 55%, respectively, of total Aerospace sales in fiscal 2003.

Our products are sold to customers in this segment through a combination of direct sales and through distribution. Backlog at August 2, 2003 was approximately $85,364,000. Competition varies by product, and no single competitor competes with us across all sub-segments of Aerospace; however, our principal competitors include Donaldson, ESCO Technologies Inc. and CLARCOR.

The Company believes that performance and quality of product and service, as well as price, are determinative in most sales.

MICROELECTRONICS:

Included in this segment are sales of disposable filtration products to producers of semiconductors, computer terminals, fiber optics, disk drives, thin film rigid discs and photographic film. The drive to shrink the size of computer components requires increasingly finer levels of filtration and purification, sometimes down to the level of parts per trillion. From the raw materials of silicon and water to the gases and chemicals of chip manufacture, we have extensive engineered solutions for the needs of this demanding industry.

Our products are sold to customers in this segment through our own personnel, distributors and manufacturers’ representatives. Backlog at August 2, 2003 was approximately $8,205,000. We believe that performance, quality of product and service, as well as price, are determinative in most sales. The principal competitors in the Microelectronics market include Mykrolis and Mott.

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

The following comments relate to the Company’s business in general:

1)	With few exceptions, research activities conducted by the Company are company sponsored. Such expenditures totaled $52,204,000 in 2003, $54,778,000 in 2002 and $56,041,000 in 2001.

2)	No one customer provided 10% or more of the Company’s consolidated sales in fiscal 2003, 2002 or 2001.

3)
The Company is in substantial compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, compliance with environmental matters has not had a material effect upon the Company’s capital expenditures or competitive position.

4)	For a further description of environmental issues see Item 3, Legal Proceedings and the Contingencies and Commitments note in the notes accompanying the consolidated financial statements.

5)	At August 2, 2003, the Company employed approximately 10,500 persons.

(d) Financial information about geographic areas.

For financial information by geographic area, please see the Segment Information and Geographies note in the notes accompanying the consolidated financial statements.

ITEM 2. PROPERTIES.

The following represent the Company’s significant facilities:

Location	Type	Markets	Square Feet

OWNED:
Western Hemisphere
Cortland, NY	Plant & office	Life Sciences & Industrial	338,000
East Hills, NY	Office, plant & warehouse	Headquarters & all markets	326,000
DeLand, FL	Plant	Industrial	275,000
Fajardo, Puerto Rico	Plants, warehouse & laboratory	Life Sciences & Industrial	259,000
Pt. Washington, NY	Office, laboratory & training center	Life Sciences & Industrial	235,000
Ann Arbor, MI	Plant, office & warehouse	Life Sciences	180,000
New Port Richey, FL	Plant & office	Industrial	166,000
Timonium, MD	Plant & office	Industrial	160,000
Covina, CA	Plant, office & laboratory	Life Sciences	134,000
Ft. Myers, FL	Plant, office & warehouse	Industrial	111,000
Pensacola, FL	Plant	Life Sciences	77,000
Hauppauge, NY	Plant & office	Life Sciences	75,000
Putnam, CT	Plant	Life Sciences & Industrial	62,000
Europe
Bad Kreuznach, Germany	Plant & office	Life Sciences & Industrial	461,000
Waldstetten, Germany	Plant & office	Industrial	249,000
Portsmouth, U.K.	Plant, office, warehouse & laboratory	Life Sciences & Industrial	248,000
Crailsheim, Germany	Plant & office	Industrial	215,000
Tipperary, Ireland	Plant	Life Sciences & Industrial	178,000
Redruth, U.K.	Plant, office & warehouse	Industrial	163,000
Ilfracombe, U.K.	Plant & office	Life Sciences & Industrial	112,000
Bazet, France	Plant	Industrial	111,000
Newquay, U.K.	Plant & office	Life Sciences & Industrial	106,000
Frankfurt, Germany	Office & warehouse	Life Sciences & Industrial	72,000
Ascoli, Italy	Plant, office & warehouse	Life Sciences	71,000
Paris, France	Office & warehouse	Life Sciences & Industrial	65,000
Asia
Tsukuba, Japan	Plant, laboratory & warehouse	Life Sciences & Industrial	120,000
LEASED:
Western Hemisphere
Timonium, MD	Plant	Industrial	71,000
Covina, CA	Plant & warehouse	Life Sciences	66,000
Cortland, NY	Warehouse	Industrial	40,000
Tijuana, Mexico	Plant	Life Sciences	40,000
Europe
Frankfurt & Hamburg, Germany	Office & warehouse	Life Sciences & Industrial	100,000
Milan, Italy	Office & warehouses	Life Sciences & Industrial	54,000
Vienna, Austria	Office & warehouse	Life Sciences & Industrial	40,000
Madrid, Spain	Office & warehouse	Life Sciences & Industrial	28,000
Lyon, France	Plant	Industrial	26,000
Asia
Beijing, China	Plant, office & warehouse	Life Sciences & Industrial	160,000
Tokyo, Osaka, Nagoya, Japan	Offices	Life Sciences & Industrial	39,000

In the opinion of management, these premises are suitable and adequate to meet the Company’s requirements.

ITEM 3. LEGAL PROCEEDINGS.

In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by the Company in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900,000 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. The Company’s plan has been submitted to, and approved by, both the Court and the State. In the opinion of management, to date the Court has expressed its satisfaction with the Company’s progress. In correspondence dated June 5, 2001, the State asserted that additional stipulated penalties in the amount of $141,500 were owed for a separate alleged violation of the consent judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request under advisement, pending the results of certain groundwater monitoring data. Those data have been submitted to the Court, but no ruling has been issued. Finally, on August 9, 2001, the State made a written demand for reimbursement of $227,462 it has allegedly incurred for groundwater monitoring. Gelman considers this claim barred by the consent judgment. The Company’s balance sheet at August 2, 2003 contains environmental reserves of $14,189,000, which relates mainly to the aforementioned cleanup. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate.

Reference is also made to the Contingencies and Commitments note in the notes accompanying the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Pall Corporation’s Common Stock is listed on the New York Stock Exchange. The table below sets forth quarterly data relating to the Company’s Common Stock prices and cash dividends declared per share for the past two fiscal years.

	2003		2002		Cash Dividends Declared Per Share
Price per share	High	Low	High	Low	2003	2002

Quarter: First	$18.40	$14.68	$24.74	$17.50	$0.09	$0.17
Second	19.45	15.01	25.00	20.16	0.09	0.17
Third	21.50	15.16	23.40	16.75	0.09	0.09
Fourth	25.00	20.07	23.42	15.90	0.09	0.09

In April 2002, the Company reduced the quarterly dividend to $0.09 from the previous $0.17 level. Approximately $40 million in cash conserved annually may be used for future investments, debt reduction or other means of creating shareholder value.

There are approximately 4,950 holders of record of the Company’s Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

On April 24, 2002, the Company acquired FSG. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The operating results of FSG are reported in the Company’s results of operations from April 28, 2002. Refer to the Acquisitions note in the notes accompanying the consolidated financial statements for a discussion of this transaction.

(In millions, except per share data)	2003		2002		2001	2000		1999

RESULTS FOR THE YEAR:
Net sales	$1,613.6		$1,290.8		$1,235.4	$1,224.1		$1,147.1
Cost of sales	810.0		654.9		591.2	565.5		555.3
Selling, general and administrative expenses	536.2		440.0		404.0	396.1		398.7
Research and development	52.2		54.8		56.1	51.4		56.5
Restructuring and other charges, net	47.5	(a)	26.8		17.2	8.6		64.7
Interest expense, net	24.5		14.3		16.6	14.1		13.0

Earnings before taxes	143.2		100.0	(b)	150.3	188.4	(c)	58.9	(d)
Income taxes	40.0		26.8		32.3	41.8		7.4

Net earnings	$103.2		$73.2		$118.0	$146.6		$51.5

Earnings per share:
Basic	0.84		0.60		0.96	1.18		0.41
Diluted	0.83		0.59		0.95	1.18		0.41
Dividends declared per share	0.36		0.52		0.68	0.66		0.64
Capital expenditures	62.2		69.9		77.8	66.5		71.2
Depreciation and amortization	83.9		74.0		71.5	72.0		74.8

YEAR-END POSITION:
Working capital	$516.9		$477.8		$465.1	$329.7		$199.3
Property, plant and equipment, net	600.2		605.1		503.0	503.8		507.0
Total assets	2,016.7		2,010.4		1,548.5	1,507.3		1,488.3
Long-term debt, net of current portion	489.9		619.7		359.1	223.9		116.8
Total liabilities	1,082.2		1,190.7		778.5	746.0		757.6
Stockholders’ equity	934.5		819.7		770.0	761.3		730.7

(a)	Includes $37.6 million of acquired in-process research and development and $9.9 million of restructuring costs.
(b)
Includes Restructuring and other charges, net, of $32.8 million (including a $6.0 million one-time purchase accounting adjustment contained in cost of sales, considered to be non-recurring in nature because, although the Company acquired the manufacturing operations of FSG, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit of inventory acquired from FSG and sold in the period).

(c)	Includes Restructuring and other charges, net, of $12.0 million (including $3.4 million contained in cost of sales).
(d)	Includes Restructuring and other charges, net, of $89.4 million (including $24.7 million contained in cost of sales).

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

Acquisition and Related Matters

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

The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price was dependent upon certain valuations and other studies. The methodology for allocating the purchase price to the estimated fair value of in-process research and development, as well as patented and unpatented technology was determined with the assistance of the Mentor Group, a third party valuation firm. In the first quarter of fiscal 2003, the valuation of in-process research and development and certain amortizable intangible assets, patented and unpatented technology, was finalized. As a result, the Company wrote-off $37,600 of preliminary goodwill as in-process research and development (refer to the Restructuring and Other Charges note accompanying the consolidated financial statements for further discussion) and reallocated $16,800 of preliminary goodwill to write up the aforementioned amortizable intangible assets from their book value to their fair value of $20,100.

The amount of in-process research and development was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there were various projects that met the above criteria. The majority of the projects identified are targeted for the General Industrial segment. The value of the research projects identified to be in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The key assumptions specifically underlying the valuation for purchased in-process research and development consist of an expected completion date for the in-process projects, estimated costs to complete the projects, revenue and expense projections, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. The weighted average discount rate used was approximately 24% (ranging from 18% to 67%). The percentage of completion for the projects was determined using milestones representing estimates of effort, value added and degree of difficulty of the portion of the projects completed as of April 27, 2002, as compared with the total research and development to be completed to bring the projects to technological feasibility. As of May 3, 2003, the Company estimates the projects were approximately 67% complete on a weighted average basis (ranging from 23% to 99%). The development of these technologies remains an uncertainty due to the remaining efforts to achieve technological feasibility, changing customer markets, and significant competitive threats from other companies.

At the date of acquisition, management began formulating integration plans, which contemplated the closure of redundant facilities and the sale of certain businesses. In addition, the synergies created by joining the two organizations have resulted in employee terminations. The Consolidated Balance Sheets at August 2, 2003 and August 3, 2002 reflect liabilities for such items (refer to the Restructuring and Other Charges note accompanying the consolidated financial statements for discussion of these items). We expect to continue to finalize and announce other integration plans during fiscal 2004. Finalization of such integration plans will be reflected in earnings.

For more detail regarding the FSG acquisition, please refer to the Acquisitions note accompanying the consolidated financial statements.

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

Purchase Accounting and Goodwill

Determining the fair value of certain assets and liabilities acquired in a business combination in accordance with SFAS No. 141 is judgmental in nature and often involves the use of significant estimates and assumptions. There are various methods used to estimate the value of tangible and intangible assets acquired, such as discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. There are also judgments made to determine the expected useful lives assigned to each class of assets and liabilities acquired.

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. The Company performs goodwill impairment tests on an annual basis. In response to changes in industry and market conditions, the Company could be required to strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. Based on impairment tests performed, there was no impairment of goodwill in fiscal 2003 and 2002.

Revenue Recognition

Revenue is recognized when title and risk of loss have transferred to the customer and when contractual terms have been fulfilled. Long-term contracts are accounted for under the percentage of completion method based upon the ratio of costs incurred to date compared with estimated total costs to complete them. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses. Such revisions could result in a material adjustment in the period of the change.

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

Inventories

Inventories are valued at the lower of cost (principally on the first-in, first-out method) or market. The Company records adjustments to the carrying value of inventory based upon assumptions about historic usage, future demand and market conditions. These adjustments are estimates which could vary significantly, either favorably or unfavorably, from actual requirements if future conditions, customer inventory levels or competitive conditions differ from our expectations.

Recoverability of Available-for-Sale Investments

Other than temporary losses relating to available-for-sale investments are recognized in earnings when management determines that the recoverability of the cost of the investment is unlikely. Such losses could result in a material adjustment in the period of the change. The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other than temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company’s intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value.

Pension Plans

The Company sponsors pension plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the Company are long-term assumptions and may differ materially from actual experience in the short-term due to changing market and economic conditions and changing participant demographics. These differences may have a significant effect on the amount of pension expense recorded by the Company.

Pension expense associated with our defined benefit plans was $17,723 in fiscal 2003, which was based on a weighted average discount rate of 6.29% (calculated using the projected benefit obligation) and a weighted average expected long term rate of return on plan assets of 7.27% (calculated using the fair value of plan assets).

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. If the expected long-term rate of return on plan assets was reduced by 50 basis points, projected pension expense in 2003 would have increased approximately $1,200. The discount rates used for defined benefit plans are set by benchmarking against investment grade corporate bonds rated AA or better. If the weighted average discount rate was reduced by 50 basis points, pension expense in 2003 would have increased by approximately $2,000.

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

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside the United States. At August 2, 2003, the cumulative earnings upon which United States income taxes have not been provided are $412,195. If these earnings were repatriated to the United States, they would generate foreign tax credits that could reduce the Federal tax liability associated with the foreign dividend; however, a determination of any residual U.S. tax on such repatriation is not practicable.

Results of Operations 2003 Compared with 2002

Review of Consolidated Results

Sales for the fiscal year 2003 increased 25% to $1,613,635 from $1,290,820 in fiscal year 2002. Exchange rates increased reported sales in the year by $97,627, or 7½%, primarily due to the strengthening of the Euro and to a lesser extent the British Pound and Japanese Yen, partly offset by the weakening of the Argentine Peso. In local currency (i.e., had exchange rates not changed year over year), sales increased 17½%. Overall, pricing had a positive impact on sales, contributing 1% to our top line growth. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies”.

Compared with last year’s pro forma sales (which include FSG’s sales for the nine months ended March 31, 2002), sales increased 8½% with all segments contributing to this gain. Growth was particularly strong in Aerospace (which did not benefit from the FSG acquisition), Microelectronics and BioPharmaceuticals. The pro forma sales growth is provided to give an indication of what comparable sales growth would have been had the acquisition occurred at the beginning of fiscal 2002. However, it is not necessarily indicative of what would have occurred if the acquisition had been consummated at that date due to many factors. These factors include different market approaches and routes to market (e.g., direct sales versus distribution), product rationalization and pricing.

Cost of sales in fiscal 2003, as a percentage of sales, was 50.2% as compared with 50.7% in fiscal 2002. The year over year comparison of cost of sales reflects the benefit of foreign exchange partly offset by the effect of FSG product margins. Over time, we expect FSG’s margins to improve to levels comparable with Pall’s historical margins. In addition, the year over year comparison reflects the inclusion of a one-time purchase accounting adjustment of $6,014 in fiscal 2002. We consider this item to be non-recurring in nature because, although we acquired the manufacturing operations of FSG, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit of inventory acquired from FSG and sold in fiscal 2002.

Selling, general and administrative expenses as a percentage of sales in fiscal 2003 declined .9% to 33.2% from 34.1% in fiscal 2002. The percentage improvement in selling, general and administrative expenses reflects synergies achieved related to our FSG integration efforts and the effects of our cost reduction programs, offset by the impact of increased bonus, pension, consulting and insurance costs (see next paragraph), foreign exchange (estimated to have increased selling, general and administrative expenses by about $35,500 for the year) and expenses related to the integration of FSG. We have identified $30,000 in annualized cost synergies that we expect to realize by the end of fiscal year 2004 as a result of our integration of FSG. In the third quarter of fiscal 2003, we achieved the run rate to accomplish this objective. We are continuing to evaluate other potential cost savings as well. In fiscal 2003, pension costs increased approximately $4,000 (excluding increases related to FSG pension) due to the downturn in the equities market and decreased interest rates. In addition, insurance premiums increased approximately $2,000. In fiscal 2004, items such as pension, insurance and medical costs are expected to increase approximately $13,000 above the fiscal 2003 levels. The Company’s cost reduction initiatives are expected to offset these cost increases.

Research and development (“R&D”) expenses declined to 3.2% of sales from 4.2% in fiscal 2002, reflecting the elimination of shared research costs with V.I. Technologies (“VITEX”), partly offset by the impact of FSG’s R&D. As a result of the modification of our partnership agreement to eliminate shared research costs, the fourth quarter of fiscal 2002 included our final R&D payment to VITEX.

In fiscal 2003, we recorded restructuring and other charges of $47,524 reflecting the write-off of in-process research and development acquired in the FSG acquisition of $37,600, severance costs of $6,415, asset write-offs of $1,122, and other exit costs of $2,387. The fiscal 2003 charges were primarily related to the FSG acquisition and the realignment of our Life Sciences business (refer to the Segment Information and Geographies note accompanying the consolidated financial statements for further discussion of the reorganization of our Life Sciences business) including the transfer of Medical manufacturing from Ireland (which is expected to be completed by the fourth quarter of this calendar year). In fiscal 2002, we recorded restructuring, other charges and adjustments of $32,836, reflecting severance costs of $4,134, asset write-offs of $514 and other exit costs of $679, a one-time purchase accounting adjustment of $6,014 included in cost of sales, an addition of $7,000 to a previously established environmental remediation reserve and a $14,495 write-down of two strategic investments.

The following table summarizes the activity for the year ended August 2, 2003 related to restructuring liabilities that were recorded in fiscal 2003 and fiscal 2002:

	2003			2002
	Severance	Lease Termination Liabilities & Other	Total	Severance	Lease Termination Liabilities & Other	Total

Balance at Aug. 3, 2002	$—	$—	$—	$8,937	$1,487	$10,424
Additions(a)	13,868	8,897	22,765	—	—	—
Utilized	(7,211)	(6,367)	(13,578)	(7,490)	(1,184)	(8,674)

Balance at Aug 2, 2003	$6,657	$2,530	$9,187	$1,447	$303	$1,750

(a)	Additions reflect items charged to earnings and items recorded as adjustments to goodwill.

The details of the charges for fiscal 2003 and fiscal 2002 can be found in the Restructuring and Other Charges note accompanying the consolidated financial statements. We expect to recover the costs of the restructuring-related charges within two years from the date of the charge.

Net interest expense increased $10,107 in fiscal 2003 as compared with fiscal 2002 reflecting increased borrowings (during the first nine months of fiscal 2003) to fund the FSG acquisition partly offset by the effect of our “receive fixed, pay variable” interest rate swaps. Refer to the Liquidity and Capital Resources section of the Management’s Discussion and Analysis as well as the Financial Instruments and Risks and Uncertainties note accompanying the consolidated financial statements for a discussion of our interest rate swaps.

In fiscal 2003, the tax rate was 27.9% due to the non-deductibility of the in-process research and development charge taken in the first quarter. The underlying effective tax rate for fiscal 2003 was 22% compared with 24% for fiscal 2002. The improvement in the underlying effective rate in fiscal 2003 was a result of fine-tuning our tax planning strategies in the first quarter of fiscal 2003. We expect our tax rate to increase to 24% in fiscal 2004 as earnings increase in higher tax rate jurisdictions.

Net earnings in fiscal 2003 were $103,202, or 83 cents per share, compared with net earnings of $73,234, or 59 cents per share in fiscal 2002. In summary, net earnings in fiscal 2003 benefited from organic sales growth, the impact of the FSG acquisition, the controlling of expenses and the benefit of foreign exchange rates, partly offset by the effect of lower margins on sales of FSG products, restructuring and other charges and increased interest costs related to borrowings to fund the FSG acquisition. Due to the difficulty in estimating the economic effect of foreign currency rates, particularly in periods of high volatility of such rates, we no longer provide such estimated effects and report only the translation effect to earnings per share. We estimate that foreign exchange translation added 7 cents to earnings per share for the year.

Review of Market Segments and Geographies

Market Segments:

The table below presents sales by market segment with the prior period restated to reflect the Life Sciences reorganization (as discussed in the Segment Information and Geographies note accompanying the consolidated financial statements), including the effect of exchange rates for comparative purposes.

	Fiscal 2003	Fiscal 2002	% Change	Exchange Rate Difference	% Change in Local Currency

Medical	$317,051	$311,037	2	$13,960	(2½)
BioPharmaceuticals	351,874	293,809	20	22,073	12½

Total Life Sciences	668,925	604,846	10½	36,033	4½

General Industrial	595,210	407,382	46	46,026	35
Aerospace	185,431	158,753	17	8,331	11½
Microelectronics	164,069	119,839	37	7,237	31

Total Industrial	944,710	685,974	37½	61,594	28½

Total	$1,613,635	$1,290,820	25	$97,627	17½

The table below presents estimated pro forma sales growth, based upon an estimate of FSG sales in each of our segments for the nine months ended March 31, 2002 for comparative purposes. The pro forma sales growth is provided to give an indication of what comparable sales growth would have been had the acquisition occurred at the beginning of fiscal 2002. However, it is not necessarily indicative of what would have occurred if the acquisition had been consummated at that date due to many factors. These factors include different market approaches and routes to market (e.g., direct sales versus distribution), product rationalization and pricing.

	Fiscal 2003	Fiscal 2002 (Pro Forma)	% Change	Exchange Rate Difference	% Change in Local Currency

Medical	$317,051	$311,037	2	$13,960	(2½)
BioPharmaceuticals	351,874	308,406	14	22,073	7

Total Life Sciences	668,925	619,443	8	36,033	2

General Industrial	595,210	562,630	6	46,026	(2½)
Aerospace	185,431	158,753	17	8,331	11½
Microelectronics	164,069	143,330	14½	7,237	9½

Total Industrial	944,710	864,713	9½	61,594	2

Total	$1,613,635	$1,484,156	8½	$97,627	2

Life Sciences sales increased 4½% as compared with last year. On a pro forma basis to include FSG, sales grew 2%. Life Sciences represented approximately 41% of our total sales in fiscal 2003 as compared with approximately 47% last year.

Within Life Sciences, Medical segment sales declined 2½% reflecting a decrease in Blood sales of 6% partly offset by an increase in Critical Care of 6%. The decline in Blood sales was primarily due to a decrease in the level of blood donations as compared with last year. By geography, Medical sales in the Western Hemisphere and Europe were down, while sales in Asia were flat. In fiscal 2004, we expect sales in our Medical segment to grow in the mid-single digit range as sales of new products, such as the Bacteria Detection System, offset the reduction in blood donations in the U.S. We are also well positioned for the renewal of existing multi-year agreements in the Western Hemisphere (that primarily expire in June 2004) and for the next round of European tenders (i.e., bids) for blood products. There is also upside potential in Asia, as the Japan Ministry of Health and the Japanese Red Cross are expediting a policy shift to universal leukocyte reduction of blood platelets by April 2004.

BioPharmaceuticals segment sales grew 12½% as compared with last year. Sales on a pro-forma basis grew 7%. Growth in BioPharmaceuticals was attributable to our Pharmaceutical sub-market where sales increased 21% compared with last year. This sub-market has benefited from the increased production in the biotechnology industry, which is driving growth. All geographies reported strong growth in the Pharmaceuticals sub-market. In BioSciences, the other sub-market in our BioPharmaceuticals segment, sales were down 5½% reflecting a major change from direct sales to distributors. In addition, sales were down in the Specialty Materials part of our BioSciences business. We expect to see renewed growth in Specialty Materials in early fiscal 2004. By geography, the decline in BioSciences reflects shortfalls in Europe and the Western Hemisphere. In Asia, BioSciences sales increased 4½%. In fiscal 2004, we expect double-digit sales growth in BioPharmaceuticals with some upside potential if the pace of biotechnology drug approvals picks up.

Our Industrial business, where the majority of FSG’s sales are reported, accounted for approximately 59% of total sales in fiscal 2003 as compared with 53% last year. Industrial sales grew 28½% as compared with fiscal 2002 primarily due to the acquisition of FSG. Sales on a pro forma basis increased 2% reflecting strong growth in Aerospace and Microelectronics.

General Industrial segment sales, which are the largest portion of our Industrial business, grew 35% with all geographies contributing to this gain. All sub-markets within General Industrial reported strong sales growth compared with last year. On a pro forma basis, General Industrial sales were down 2½%. Within General Industrial, sales in our Water Processing sub-market increased 37½% reflecting our continued successful pilot testing at municipal sites and our market penetration in Eastern Europe and Asia. Process enhancements in this sub-market continue to help us gain market share. Sales in our Food & Beverage sub-market grew 80½% as the integration of FSG technologies and expertise has significantly broadened our breadth and reach. All geographies contributed to this gain. Growth in Europe and Asia reflects the impact of the emerging beer markets in Eastern Europe and China. Sales in our Fuels & Chemicals sub-market grew 33½%. Strategic partnerships are creating excellent growth opportunities in this market and a key growth driver continues to be clean fuels and synthetic fuels initiatives based on environmental driven regulations. Sales in our Machinery & Equipment sub-market grew 17½%, despite difficult industry conditions, with all geographies contributing to this gain. Sales in our Power Generation sub-market increased 6%. Power Generation sales growth was strong in Europe and Asia. In the Western Hemisphere, Power Generation sales were down as there has been some weakening in the OEM turbine market. In fiscal 2004, we expect sales in our General Industrial business to grow in the mid-single digit range.

Aerospace sales grew 11½%, reflecting strong Military sales. Military sales, which were boosted by the Middle East conflict, grew 23% year over year. All geographies contributed to the growth in Military sales. Commercial sales were flat for the year as growth in Europe and Asia was offset by a decline in the Western Hemisphere. The Commercial side of the business is still suffering from lower air traffic, although cabin air sales were strong due to SARS. Military sales comprised approximately 55% of total Aerospace sales in fiscal 2003 as compared with 50% last year. We estimate that the Middle East conflict boosted sales in this segment by approximately $15 million in fiscal 2003, most of which is unlikely to repeat next year. As such, we expect sales to be down in the low-single digits in fiscal 2004 given the difficult comparison to the strong sales in fiscal 2003.

Microelectronics sales grew 31% as compared with last year. On a pro-forma basis, sales increased 9½%. The growth year over year was achieved in spite of the fact that the semiconductor OEM market remains weak globally and we only have just started to see a slight rebound. All geographies reported double-digit sales growth year over year. We are achieving growth in the photolithography materials and data storage markets and we have been executing our strategy of providing integrated solutions for the filtration, purification and waste minimization applications affecting microelectronics manufacturing. Assuming a modest upswing in the semi-conductor market, we expect mid-single digit sales growth in fiscal 2004.

The consolidated operating profit as a percentage of sales for fiscal 2003 increased to 17.9% from 16.3% last year.

In Life Sciences, overall operating profit improved to 20.9% from 19.8% reflecting an improvement in Medical operating profit margins partly offset by a decline in BioPharmaceuticals.

Within Life Sciences, Medical operating profit improved to 18.2% from 13.9% last year, while operating profit dollars increased by $14,490 or 33½%. The improvements in operating profit reflect manufacturing-based cost reduction programs, synergies realized as a result of the reorganization of the critical care and blood businesses (refer to the Restructuring and Other Charges note accompanying the consolidated financial statements for discussion of actions taken in fiscal 2003) and the elimination of our R&D cost sharing with VITEX. Operating profit in BioPharmaceuticals declined to 23.4% from 26% last year. The decrease in margin for the year was primarily related to a change in product mix. FSG’s sales, which carry a lower gross margin, also contributed to the decline. Overall we expect BioPharmaceuticals margins to fluctuate within a range of 20% – 25% based on the sales mix. Operating profit dollars in BioPharmaceuticals increased $5,696 or 7½%, despite the decline in margin, reflecting strong Pharmaceutical sales growth.

Overall operating profit margins in Industrial improved to 15.7% from 13.2% last year. General Industrial operating profit improved slightly to 11.3% from 11.1% last year. Operating profit dollars increased significantly by $22,173 or 49%, reflecting strong sales growth, which was driven by the acquisition of FSG. The improvement in General Industrial operating profit margin reflects a change in product mix and cost reductions partly offset by the addition of FSG products, which carry lower margins. Aerospace operating profit improved to 28.4% from 23.6%, while operating profit dollars grew $15,104 or 40½%, primarily attributable to strong Military sales. Microelectronics operating profit improved to 17.1% from 6.2% last year, while operating profit dollars increased $20,626 or 276% driven by strong sales growth.

The table below presents fiscal 2003 sales to unaffiliated customers by geography compared with fiscal 2002 sales, including the effect of exchange rates. In addition, the table provides the estimated impact FSG had on our reported fiscal 2002 sales. The discussions of sales growth below are in local currency unless indicated otherwise.

	Fiscal 2003	Fiscal 2002	% Change	Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$630,307	$584,327	8	$(936)	8
Europe	671,660	472,569	42	84,208	24½
Asia	311,668	233,924	33	14,355	27

Total	$1,613,635	$1,290,820	25	$97,627	17½

By geography, sales in the Western Hemisphere increased 8% on both a reported and local currency basis, as compared with fiscal 2002. Exchange rates reduced sales by $936, primarily related to the weakening of the Argentine Peso. Operating profit improved to 14.6% of sales from 12.3% last year. The increase in operating profit in the Western Hemisphere reflects the improvements in margins achieved in our various business segments as noted above.

In Europe, sales increased 24½% compared with last year. The strengthening of European currencies added $84,208 in sales, resulting in reported sales growth of 42%. Operating profit improved to 15.9% from 15.4% last year, reflecting the segment operating margin improvements cited above. In addition, strong sales growth, particularly in higher margin business such as Aerospace and BioPharmaceuticals contributed to the improvement in operating profit margin.

Sales in Asia increased 27%. The strengthening of Asian currencies added $14,355 in sales, resulting in reported sales growth of 33%. Operating profit increased to 16.6% from 15.9% last year, reflecting the segment operating profit improvements cited above as well as strong sales growth, particularly in higher margin business such as BioPharmaceuticals.

General corporate expenses increased $10,033 compared with fiscal 2002, reflecting increased bonus, pension, consulting and insurance costs partly offset by savings achieved as a result of our cost reduction program.

Results of Operations 2002 Compared with 2001

Review of Consolidated Results

Sales for fiscal 2002 were $1,290,820 as compared with $1,235,423 in fiscal 2001. Exchange rates reduced reported sales for the year by $7,733, or ½%, primarily due to the weakness of the Yen and to a lesser extent the Argentine Peso, partly offset by the strengthening of the Euro. In local currency, sales increased 5% year over year. Pricing was flat as compared with fiscal 2001. FSG, which was acquired at the end of the third quarter of fiscal 2002, contributed $72,857 to sales for the year. Excluding FSG, sales in local currency declined 1%. Full year sales reflected a reduction of $44,503 on a reported basis in Microelectronics (excluding the impact of FSG), the effect of pricing reductions for blood filters in the first three quarters of fiscal 2002, as well as the effect of the downturn in the commercial aerospace market and the malaise in the U.S. industrial markets. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

Cost of sales, as a percentage of sales, increased 2.9% to 50.7% from 47.8% in the prior year. The increase in cost of sales reflects reduced pricing related to multiple long-term contracts with large blood center customers, most of which took effect in the fourth quarter of fiscal 2001; inventory write-downs in Asia; the effect of a change in product mix and the impact of FSG which historically operated at lower gross margins than Pall. In addition, the increase in cost of sales reflects a one-time purchase accounting adjustment of $6,014. We consider this item to be non-recurring in nature because, although we acquired the manufacturing operations of FSG, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit of inventory acquired from FSG and sold in fiscal 2002.

Selling, general and administrative expenses as a percentage of sales increased 1.4% to 34.1% from 32.7% in fiscal 2001. The year over year comparison of selling, general and administrative expenses as a percentage of sales was negatively impacted by a $2,500 property tax refund that reduced the prior year’s expenses and by $3,141 in costs incurred in fiscal 2002 to integrate FSG. Excluding these factors, selling, general and administrative expenses as a percentage of sales would have increased .9%, reflecting severance payments unrelated to acquisitions, and inflationary increases in certain costs such as salaries, pension expense and insurance. FSG added approximately $21,800 to selling, general and administrative expenses in the year.

R&D expenses declined to 4.2% of sales from 4.5% in fiscal 2001, reflecting our efforts to hold down controllable costs. FSG added approximately $1,700 to R&D expenses in the year. The fourth quarter of fiscal 2002 included our final R&D payment to VITEX as a result of the modification of our partnership agreement to eliminate shared research costs. We worked successfully with VITEX on the development of pathogen-reduced red blood cells and brought this technology to pivotal Phase III clinical trials. In fiscal 2002, we incurred approximately $6,000 in R&D costs as a result of this agreement. Going forward, we will share in VITEX’s success through royalties on sales as well as stock ownership in the company, but will not have further responsibility for R&D. Our products are assured access to the VITEX platform wherever it is commercialized. Reference is also made to the Other Current and Non-Current Assets note accompanying the consolidated financial statements.

In fiscal years 2002 and 2001, we recorded restructuring and other charges of $26,822 and $17,248, respectively. The fiscal 2002 charge reflected severance costs of $4,134, asset write-offs of $514 and other exit costs of $679, an addition of $7,000 to a previously established environmental remediation reserve and a $14,495 write-down of two strategic investments. The fiscal 2001 restructuring charge primarily related to a reduction in workforce as part of our continued cost control efforts. The details of the fiscal 2002 and fiscal 2001 charges can be found in the Restructuring and Other Charges note in the notes accompanying the consolidated financial statements. We expect to recover the costs of the restructuring-related charges within two years from the date of each charge.

Net interest expense for the year declined $2,312 compared with fiscal 2001. The reduction in interest expense reflects decreased interest rates, lower average debt levels (during the first three quarters of fiscal 2002) compared with the prior year, and the benefits from a “receive fixed, pay variable” interest rate swap that we entered into on our $100,000 private placement fixed rate debt at the end of the fourth quarter of fiscal 2001. The above positive benefits were partly offset by increased interest expense in the fourth quarter as a result of the interim borrowings to fund the acquisition of FSG.

The underlying effective tax rate for fiscal 2002 was 24% compared with 22% in the prior year. The increase in the underlying effective tax rate reflects a change in the geographic distribution of profits compared with the prior year.

Net earnings for the year were $73,234, or 59 cents per share, compared with net earnings of $118,010, or 95 cents per share in the prior year. The majority of the decline in net earnings for the year relates to lower sales, principally in our Microelectronics and Aerospace segments, lower gross margins, principally related to reduced pricing for large blood bank customers, a change in product mix and restructuring and other charges. In addition, increased expenses that were related to the integration of FSG, severance costs (non-acquisition related) and the benefit in the prior year of a property tax refund, negatively impacted earnings for the year or the comparison of earnings to the prior year. Additionally, it is estimated that earnings per share decreased approximately 1 cent in the year, due to the negative effect of foreign currency translation.

It is estimated that FSG contributed 1 cent per share to fiscal 2002 earnings, which includes a 2 cents cost of financing and purchase accounting amortization.

We implemented SFAS No. 142, in the first quarter of fiscal 2002. The full year effect on fiscal 2001 would have been to increase earnings by $2,972, after pro forma tax effect, or 2 cents per share.

Review of Market Segments and Geographies

The table below presents sales by market segment with the prior period restated to reflect the Life Sciences reorganization (as discussed in the Segment Information and Geographies note accompanying the consolidated financial statements), including the effect of exchange rates for comparative purposes. In addition, the table provides the estimated effect FSG had on our reported fiscal 2002 sales.

	Fiscal 2002	Fiscal 2001	% Change		Exchange Rate Difference	% Change in Local Currency		2002 (Impact of FSG)

Medical	$311,037	$305,722	1	½	$(1,032)	2		$—
BioPharmaceuticals	293,809	269,770	9		(267)	9		5,601

Total Life Sciences	604,846	575,492	5		(1,299)	5	½	5,601

General Industrial	407,382	346,459	17	½	(3,414)	18	½	58,078
Aerospace	158,753	158,310		½	753	—		—
Microelectronics	119,839	155,162	(23)		(3,773)	(20)		9,178

Total Industrial	685,974	659,931	4		(6,434)	5		67,256

Total	$1,290,820	$1,235,423	4	½	$(7,733)	5		$72,857

Life Sciences sales for the year grew 5½% compared with the prior year. Excluding FSG, sales increased 4 ½%. Life Sciences represented approximately 47% of our total sales in fiscal 2002 and fiscal 2001. Excluding FSG, Life Sciences would have comprised 49% of total sales in the current year.

Within Life Sciences, Medical segment sales increased 2% as compared with fiscal 2001, with both the Blood and Critical Care sub-markets contributing to this gain. The growth in Blood sales reflects increased volume partly offset by reduced pricing associated with long-term supply agreements with large blood bank customers, the majority of which took effect in the fourth quarter of fiscal 2001.

By geography, Western Hemisphere Medical sales, which represent about 60% of our worldwide Medical sales, were up slightly year over year as increased Blood Center sales were offset by declines in Hospital and Cardiovascular sales. In Europe, Medical sales increased 3%, reflecting growth in Critical Care partly offset by a decline in Blood Filtration sales. Medical sales in Asia increased 3½% year over year, primarily due to strong growth in Blood Center sales in Hong Kong, Korea and Singapore.

BioPharmaceuticals sales grew 9% compared with the prior year, reflecting growth in both our BioSciences and Pharmaceutical sub-markets. FSG accounted for 2% of the BioPharmaceutical growth year over year. BioSciences grew 7½% driven by strong laboratory sales. Sales in our Laboratory market grew 9½% reflecting strong sales in the molecular biology arena. Additionally, sales in our laboratory market benefited from our innovative distribution agreement with VWR International, which allows our customers easy access to a full range of product and service needs. Laboratory sales also have been positively impacted by the launch of our first 96 well plate products from our strategic alliance with Qiagen. All geographies reported good growth in BioSciences.

The Pharmaceutical sub-market grew 9½% compared with fiscal 2001 reflecting robust sales in the biotechnology sector during the first half of the year. All geographies contributed to this gain; however, Pharmaceutical product sales were particularly strong in Europe and Asia.

Our Industrial business accounted for approximately 53% of total sales in this year (51% excluding FSG) and in the prior year. Industrial sales grew 5% compared with the prior year reflecting the acquisition of FSG, which contributed $67,256 in sales in the fourth quarter. Excluding FSG, sales for our Industrial business were down 5½% reflecting a sharp decline in Microelectronics sales (see the following discussion regarding Microelectronics segment sales). Excluding Microelectronics, as well as the impact of the FSG acquisition, sales for the balance of our industrial business increased 1%.

General Industrial segment sales, which are the largest portion of our Industrial business, increased 18½% compared with the prior year fueled by FSG, which contributed $58,078 in sales in the fourth quarter. Excluding FSG, sales were up 2%, despite a backdrop of weakened U.S. and European demand in the cyclical industrial end markets. For the year, solid double-digit growth was achieved in the Power Generation, Food & Beverage and Water Processing product lines both with and without FSG, as these are generally non-cyclical in nature. The Fuels & Chemicals sub-market, which was one of the largest beneficiaries of FSG sales, grew 31½% and excluding FSG, posted low single-digit growth. Sales in Machinery & Equipment, the largest market within General Industrial, declined 2% year over year (down 7%, excluding FSG). The Machinery & Equipment market includes cyclical markets such as pulp & paper, primary metals, machine tools and mobile equipment; as such, sales were negatively impacted by weakened demand throughout fiscal 2002, principally in the U.S.

By geography, General Industrial sales in Asia were up 11½% (up 6%, excluding FSG) reflecting good growth in Fuels & Chemicals and Food & Beverage partly offset by declines in Water Processing and Power Generation. Machinery & Equipment sales in Asia were up slightly, but down 3½% excluding FSG. Sales in Europe increased 23% compared with the prior year, primarily due to the acquisition of FSG, which contributed $34,990 in sales in the fourth quarter. Excluding FSG, General Industrial sales in Europe were up 1%, as moderate growth in Power Generation, Water Processing and Fuels & Chemicals were partly offset by declines in Food & Beverage and Machinery & Equipment. In the Western Hemisphere, sales increased 17% year over year attributable to the acquisition of FSG, which added $18,961 in sales in the fourth quarter. Excluding FSG, sales were flat as strong growth in the non-cyclical markets such as Power Generation, Water Processing and Food & Beverage was offset by a decline in Machinery & Equipment attributable to weakened demand in the U.S. marketplace.

Aerospace sales were flat compared with fiscal 2001 as strong growth in Military sales (up 20%) during the first half of the year was offset by an overall decline in the Commercial side of the business of 14½%, which reflects the continued downturn in the commercial airline industry after the tragic events of September 11. Military sales comprised 50% of total Aerospace sales this year compared with 41% in the prior year.

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

Microelectronics sales declined 20% compared with the prior year, which includes $9,178 in sales generated from FSG. Excluding FSG, sales declined approximately $40,730 or 26%. All geographies reported double-digit declines in Microelectronics sales year over year. In dollars, the Western Hemisphere and Asia were hit the hardest. On a sequential quarter basis, sales were up 23% from quarter three (excluding FSG).

The consolidated operating profit as a percentage of sales for the year declined to 16.3% from 19.8% in fiscal 2001. In Life Sciences, overall operating profit declined to 19.8% from 21.5% in the prior year reflecting the impact of reduced pricing related to multiple long-term contracts with large blood center customers, the majority of which took effect in the fourth quarter of fiscal 2001. The benefit of increased volume as a result of these contracts partly offset the negative impact of the reduced pricing.

Within Life Sciences, Medical operating profit for the year declined to 13.9% from 17.8% in the prior year reflecting the price decreases mentioned previously. Operating profit in BioPharmaceutical increased to 26% from 25.7% in the prior year, attributable to a change in product mix.

Overall operating profit in Industrial decreased to 13.2% from 18.4% in the prior year, reflecting the effect of lower sales (excluding the effects of the FSG acquisition) coupled with a change in product mix. General Industrial operating profit declined to 11.1% from 16.7% in the prior year, reflecting decreased Machinery & Equipment sales and a change in product mix. Aerospace operating profit declined to 23.6% from 29.1% in the prior year primarily due to decreased sales volume and a change in product mix. Reflecting the sales volume reduction, Microelectronics operating profit was 6.2% compared with operating profit of 11.2% in the prior year.

General corporate expenses increased $1,938 year over year reflecting the $2,500 property tax refund that reduced the prior year’s expenses and approximately $1,800 in costs incurred in this year to integrate FSG, partly offset by our continued efforts to hold down controllable costs.

The table below presents fiscal 2002 sales to unaffiliated customers by geography to fiscal 2001, including the effect of exchange rates. In addition, the table provides the estimated effect FSG had on our reported fiscal 2002 sales. The discussions of sales growth below are in local currency unless indicated otherwise.

	Fiscal 2002	Fiscal 2001	% Change		Exchange Rate Difference	% Change in Local Currency		2002 (Impact of FSG)

Western Hemisphere	$584,327	$575,801	1	½	$(3,478)	2		$27,247
Europe	472,569	421,100	12		7,041	10	½	39,068
Asia	233,924	238,522	(2)		(11,296)	3		6,542

Total	$1,290,820	$1,235,423	4	½	$(7,733)	5		$72,857

By geography, sales in the Western Hemisphere increased 2%. Exchange rates, primarily related to the weakening of the Argentine Peso, negatively impacted sales for the year by $3,478. Operating profit declined to 12.3% from 16.6% in the prior year. The shortfalls in operating profit reflect the reduced pricing in the blood bank contracts mentioned above as well as the effects of lower Industrial sales coupled with a change in the Industrial product mix.

In Europe, sales increased 10½%. The strengthening of European currencies added $7,041 in sales in the year, resulting in reported sales growth of 12%. Operating profit declined to 15.4% from 17.5% in the prior year reflecting lower sales volumes in several markets.

Sales in Asia increased 3%. A weakening of the Yen reduced sales by $11,296 in the year, resulting in a decline in sales on a reported basis of 2%. Operating profit declined to 15.9% from 18.1% in the prior year primarily due to the effects of the weakening Yen, inventory write-downs in the fourth quarter and the shortfall in Microelectronics sales.

Liquidity and Capital Resources

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

We received $8,568, representing $7,533 of fair value for “receive fixed, pay variable” interest rate swaps with an aggregate notional value of $100,000, terminated on November 26, 2002, and $1,035 of accrued interest receivable through the termination date. The terminated swaps related to our $100,000 private placement of 7.83% unsecured senior notes due in 2010. Simultaneously, we entered into new interest rate swaps with a notional amount of $230,000 involving the $280,000, 6% notes due on August 1, 2012. The new swaps required that we make payments at a variable rate based on LIBOR and receive payments at a fixed rate of 6%. On May 30, 2003, we received $16,134, representing $13,467 of fair value for the new “receive fixed, pay variable” interest rate swaps terminated on May 28, 2003, and $2,667 of accrued interest receivable through the termination date. Simultaneously, we entered into new “receive fixed, pay variable” interest rate swaps with a notional amount of $230,000, involving the $280,000 6% notes due on August 1, 2012. Except for an increase in the spread above LIBOR, the terms of the new interest rate swaps were substantially the same as those of the terminated swap. The $21,000 of fair value received to terminate the interest rate swaps will be amortized as a reduction of interest expense over the remaining lives of the underlying notes.

On June 18, 2003, we refinanced our Yen 3 billion loan (approximately $25,000), which was due on that day, until June 18, 2005. The terms of the loan require us to make interest payments at a floating rate based upon Yen LIBOR. On March 7, 2003, we entered into a forward dated “receive variable, pay fixed” interest rate swap related to this loan, whereby we will receive payments at a variable rate based upon Yen LIBOR and make payments at a fixed rate of .95% on a notional amount of Yen 3 billion. The swap expires on June 18, 2005.

In April 2003, we amended the terms of the “receive variable, pay fixed” interest rate swap related to certain borrowings under the senior credit facility. The Company receives payments at a variable rate based on LIBOR and makes payments at an effective fixed rate of 4.3% on a notional amount of $25,000. The swap expires in February 2006.

Net cash provided by operating activities in fiscal 2003 was $223,491, an increase of $68,852 as compared with fiscal 2002. The increase in cash flow from operations was generated by increased earnings as well as cash generated from changes in working capital items such as accounts receivable, inventory and accounts payable.

The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at August 2, 2003 to those at the end of fiscal 2002, the European currencies and the Yen have strengthened against the U.S. dollar.

Working capital was approximately $516,900, a ratio of 2.2 at August 2, 2003 as compared with $477,800, a ratio of 2.1 at August 3, 2002. Accounts receivable days sales outstanding was 83 days, as compared with 94 days at August 3, 2002, while inventory turns have improved to 2.9 from 2.8. The effect of foreign exchange increased inventory, accounts receivable and other current assets by $11,632, $24,778 and $4,221, respectively, as compared with August 3, 2002. Additionally, foreign exchange increased accounts payable and other current liabilities by $15,819 and income taxes payable by $2,133.

When operating the business day-to-day, excluding acquisitions but including funding capital expenditures and buying back common stock, our current intention is to keep net debt (debt net of cash, cash equivalents and short-term investments) at 25% to 30% of total capitalization (net debt plus equity). Net debt decreased by approximately $173,900 compared with year-end fiscal 2002. The impact of foreign exchange rates accounted for $7,000 of the reduction, while the fair value adjustment on our fixed to variable interest rate swaps carried as part of debt decreased debt by approximately $11,900. As such, the actual cash reduction in our net debt was $155,000 in fiscal 2003. Overall, net debt, as a percentage of total capitalization, was 30.2% as compared with 41.3% at year-end fiscal 2002. Total debt decreased $169,590 or about 25% as compared with fiscal 2002. We utilized our cash flow from operations as well as a tax-efficient transfer of overseas cash to achieve this reduction in total debt. Our goal for fiscal 2004 is to reduce net debt by an additional $75,000. Refer to the Notes Payable and Long-Term Debt note accompanying the consolidated financial statements for further discussion of the Company’s debt and related covenants.

Our goal for fiscal 2003 was to return to the net debt levels that existed before the acquisition of FSG. Therefore, we did not purchase treasury stock during the year. Proceeds from stock plans were $30,133 in fiscal 2003. Capital expenditures were $62,170 in fiscal 2003. Depreciation and amortization expense were $75,818 and $8,121, respectively. Our goal is to keep capital expenditures below $70,000 in fiscal 2004. On October 17, 2003, the Company’s Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock.

As mentioned previously, we modified our partnership agreement with VITEX to eliminate shared research costs. On June 4, 2003, we purchased 4,147 VITEX shares for $4,230, including the final milestone payment of $4,000 as per our agreement with VITEX and concurrently, VITEX repaid the $5,000 borrowed under the one-year line of credit that we had extended them. VITEX management has indicated in their Form 10-Q, for the second quarter ended June 28, 2003, that their cash balances of $12,048 were adequate to support operations until the end of December 2003.

We consider our existing lines of credit, along with the cash generated from operations, to be sufficient for future growth. It is management’s intention to refinance any unpaid amounts under the unsecured senior revolving credit facility when it expires in 2005.

The following is a summary of our contractual commitments as of August 3, 2003:

	Year Ended
	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt	$44,914	$47,967	$48,024	$22,766	$7,552	$363,561	$534,784
Operating leases	23,878	21,311	14,519	9,040	5,545	3,095	77,388
Purchase commitments	45,712	46,341	38,759	9,200	6,000	3,000	149,012
Employment contracts	7,591	7,591	451	—	—	—	15,633

Total commitments	$122,095	$123,210	$101,753	$41,006	$19,097	$369,656	$776,817

Maturities of long-term debt include unamortized proceeds from interest rate swaps of $2,552 in each year ended 2004-2008. Included in the column headed “Thereafter” are unamortized proceeds from interest rate swaps of $8,133 and the decreased fair value of our long-term debt by $24,573.

Recently Issued Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the provisions of FIN No. 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is in the process of assessing the effect of FIN No. 46 and does not expect its adoption to have a material effect on the Company’s results of operations, cash flows or financial position.

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

Most of our products are manufactured in the U.S., including Puerto Rico, Germany and the United Kingdom, and then sold into many countries. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. dollar to the British Pound (“the Pound”), the Japanese Yen (“the Yen”) and the Euro, as well as adverse changes in the relationship of the Pound to the Euro. Exposure exists when the functional currency of the buying subsidiaries weakens against the U.S. dollar, the Pound or the Euro thus causing an increase of the product cost to the buying subsidiary, which adversely affects the Company’s consolidated gross margin and net income. The effect of foreign exchange is partially mitigated because of the significant level of manufacturing done in Europe. The deterioration of the Yen against the U.S. dollar has a greater proportional adverse effect on our earnings because the majority of Japan’s purchases are sourced from the U.S. Due to the difficulty in estimating the economic effect of foreign currency rates, particularly in periods of high volatility of such rates, we no longer provide such estimated effects and report only the translation effect to earnings per share. We estimate that foreign exchange translation added 7 cents to earnings per share for the year.

In fiscal year 2003, the Euro, the Pound and the Yen appreciated by approximately 16%, 9% and 4%, respectively, against the U.S. dollar compared with the average exchange rates in effect in fiscal 2002. Additionally, the Euro appreciated against the Pound by approximately 7%.

We are also exposed to transaction risk from adverse changes in exchange rates. These short-term transaction exposures are primarily Yen-denominated receivables held in the U.S. and Euro-denominated receivables held in the United Kingdom. These short-term exposures to changing foreign currency exchange rates are managed by purchasing forward foreign exchange contracts (“forwards”) to offset the earnings and cash flow impact of non-functional currency denominated receivables and payables. In addition, we enter into loans denominated in foreign currencies to offset the earnings and cash flow impact of nonfunctional currency-denominated receivables. We do not enter into forwards for trading purposes. At August 2, 2003, these exposures amounted to approximately $52,400 and were offset by forwards with a notional principal amount of $29,594. If a hypothetical 10% simultaneous adverse change had occurred in exchange rates, net earnings would have decreased by approximately $3,100, or approximately 2 cents per share.

Interest Rates

We are exposed to changes in interest rates, primarily due to our financing and cash management activities, which include long and short-term debt as well as cash and certain short-term, highly liquid investments considered to be cash equivalents.

Our debt portfolio is comprised of a combination of fixed rate and floating rate borrowings. Factoring in the effect of our interest rate swaps on our debt, at August 2, 2003 our debt portfolio was 58% variable rate debt. As such, we view our primary interest rate risk to be potential near term decreases in earnings and cash flows due to increases in variable interest rates. The cash flows on the above mentioned interest rate swaps mirror the cash flows of the hedged underlying debt instruments. We do not enter into interest rate swaps for trading purposes. As of August 2, 2003, we had interest rate swaps with notional amounts aggregating $284,315 outstanding comprised of fair value interest rate swaps (i.e., fixed to variable rate swaps) of $230,000 and cash flow interest rate swaps (i.e., variable to fixed rate swaps) of $54,315. The fair value of our interest rate swaps at August 2, 2003 was a liability of $25,649.

For the year ended August 2, 2003, interest expense, net of interest income, was $24,438. A hypothetical 10% increase in market interest rates over the actual fiscal 2003 average rate would have had an immaterial impact on net interest expense and net earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15 (a)(1) for a listing of financial statements provided.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2003:
Net sales	$332,210	$388,522	$421,491	$471,412	$1,613,635
Gross profit	157,949	188,437	215,904	241,306	803,596
Restructuring and other charges (a)	40,375	924	5,036	1,189	47,524
(Loss) earnings before income taxes	(19,597)	40,054	52,184	70,595	143,236
Net (loss) earnings	(23,138)	31,379	40,355	54,606	103,202
(Loss) earnings per share:
Basic	(0.19)	0.26	0.33	0.44	0.84
Diluted	(0.19)	0.25	0.33	0.44	0.83

2002:
Net sales	$274,119	$285,435	$302,377	$428,889	$1,290,820
Gross profit (b)	139,049	140,041	156,895	199,946	635,931
Restructuring and other charges (a)	—	—	—	26,822	26,822
Earnings before income taxes	24,865	23,606	33,901	17,603	99,975
Net earnings	19,392	18,415	26,443	8,984	73,234
Earnings per share:
Basic	0.16	0.15	0.22	0.07	0.60
Diluted	0.16	0.15	0.21	0.07	0.59

(a)	Refer to the Restructuring and Other Charges note in the notes accompanying the consolidated financial statements.

(b)
The fourth quarter and full year cost of sales includes a $6,014 one-time purchase accounting adjustment which decreased gross profits (refer to the Restructuring and Other Charges note in the notes accompanying the consolidated financial statements).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

For the fiscal year ended August 2, 2003 and prior to the filing date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

(b)	Identification of executive officers:

Name	Age*	Position Held	First Appointed
Eric Krasnoff**	51	Chairman and Chief Executive Officer	1986
Marcus Wilson	48	President	1998
Donald B. Stevens	58	Executive Vice President
		and Chief Operating Officer	1994
John Adamovich, Jr.	50	Group Vice President, Treasurer,
		and Chief Financial Officer	1998
Heinz Ulrich Hensgen	51	Group Vice President	2000
Neil MacDonald	53	Group Vice President	2000
Steven Chisolm	45	Senior Vice President	1998
Andrew Denver	55	Senior Vice President	2002
Charles Grimm	63	Senior Vice President	1998
Riichi Inoue	55	Senior Vice President	2001
John Miller	58	Senior Vice President	2000
Roberto Perez	54	Senior Vice President	2003
Reed Sarver	44	Senior Vice President	2001
Gregory Scheessele	43	Senior Vice President	2002

** Age as of October 16, 2003.
** Mr. Krasnoff is a director of the Company and member of the Board’s Executive Committee.

None of the persons listed above is related.

For more than the past five years, the principal occupation of each person listed above has been their employ by the registrant, except for Messrs. Denver and Perez.

Before joining the Company in April 2002, Mr. Denver served as President for the Filtration and Separations Group of US Filter since 1997 and as President and Chief Operating Officer of Memtec Ltd. from 1988 until 1997.

Mr. Perez joined the Company in January 2000 as President of the Medical Products Manufacturing Group. Prior to joining Pall Corporation, from 1995 through 1999, Mr. Perez served as Corporate Vice President of Baxter Healthcare Corporation and Baxter World Trade Corporation, subsidiaries of Baxter International, Inc. Prior to that, Mr. Perez was President of Baxter International’s Fenwal Division.

Executive officers are elected by the Board of Directors annually, to serve until the next annual organizational meeting of the Board.

None of the above persons has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S-K, during the past five years.

The Company has adopted a code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and Other Employees with Important Roles in the Financial Reporting Process which was adopted by the Audit Committee of the Board of Directors during its meeting in July 2003, in accordance with the requirements of the Sarbanes Oxley Act. The code of ethics is available on the Company’s website at www.pall.com/policies. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on the website specified above.

ITEM 11. EXECUTIVE COMPENSATION.

Reference is made to “Compensation and Other Benefits of Senior Management” beginning on page 7 of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to “Beneficial Ownership of Common Stock” beginning on page 34 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to “Election of Directors” starting on page 3 of the Proxy Statement.

Reference is made to “Indebtedness of Officers and Directors under Stock Option Plans” beginning on page 11 of the Proxy Statement.

Disclosure of information relating to delinquent filers required by Item 405 of Regulation S-K is set forth on page 36 of the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Reference is made to “Disclosure about Fees” and “Pre-Approval Policy for Audit and Non-Audit Services” starting on page 37 of the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of the Form 10-K:

(1)	The following financial statements are filed as part of this report
Independent Auditors’ Report
Consolidated Balance Sheets – August 2, 2003 and August 3, 2002
Consolidated Statements of Earnings – years ended August 2, 2003, August 3, 2002 and July 28, 2001
Consolidated Statements of Stockholders’ Equity – years ended August 2, 2003, August 3, 2002 and July 28, 2001
Consolidated Statements of Cash Flows – years ended August 2, 2003, August 3, 2002 and July 28, 2001
Notes to consolidated financial statements
(2)	The following financial statement schedules are filed as part of this report Schedule II - Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or in the notes thereto.

(3)	Exhibits:

      The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

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

3(ii)†	By-Laws of the Registrant as amended on July 15, 2003.

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

Exhibit Number	Description of Exhibit

10.1*‡†
Employment Agreement dated December 18, 2001, between the Registrant and Eric Krasnoff, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.2‡†	Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson.

10.3*‡
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

10.7‡†	Employment Agreement dated May 1, 2003 between the Registrant and Andrew Denver.

10.8*‡
Employment Agreement dated November 15, 2003, between the Registrant and Charles Grimm, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.9*‡
Employment Agreement dated November 15, 2001, between the Registrant and John Miller, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.10‡†	Employment Agreement dated June 6, 2003 between the Registrant and Roberto Perez.

10.11*‡
Employment Agreement dated November 15, 2001, between the Registrant and Reed Sarver, filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.12*‡
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

10.14*‡
Service Contract dated February 26, 2001, between Pall Deutschland GmbH Holding and Heinz Ulrich Hensgen, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

10.15*‡
Pall Corporation Supplementary Profit-Sharing Plan as amended and restated December 4, 2000, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2001.

10.16*‡	Pall Corporation Profit-Sharing Plan as amended and restated as of July 1, 1998, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.17‡†	Pall Corporation Profit-Sharing Plan amended pursuant to provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001.

10.18*‡
Pall Corporation Supplementary Pension Plan as amended and restated July 17, 2001, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2001.

10.19‡†	Pall Corporation 2004 Executive Incentive Bonus Plan.

Exhibit Number	Description of Exhibit

10.20*‡	Pall Corporation 1991 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.21*‡	Pall Corporation 1993 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.22*‡	Pall Corporation 1995 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.23*‡	Pall Corporation 1998 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.24*‡
Pall Corporation Stock Option Plan for Non-Employee Directors, as amended effective November 19, 1998, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.25*‡	Pall Corporation 2001 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2001.

10.26‡†	Pall Corporation Management Stock Purchase Plan as amended October 16, 2003.

10.27‡†	Pall Corporation Employee Stock Purchase Plan as amended effective October 17, 2003.

10.28*‡	Principal Rules of the Pall Supplementary Pension Scheme, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 29, 1995.

10.29*‡
Pall Deutschland GmbH Holding, Concept Of An Additional Pension Plan For Senior Executives, filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 1996.

21†	Subsidiaries of Pall Corporation.

23†	Consent of Independent Auditors.

31.1†	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1†	Consent of Mentor Group.

*	Incorporated herein by reference.

†	Exhibits filed herewith

‡	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b) Reports on Form 8-K:

On June 5, 2003 the Company filed Form 8-K under Item 9. Information provided under Item 12 (Results of Operations and Financial Condition). A press release announcing operating results and financial condition for the third quarter ended May 3, 2003 was furnished as Exhibit 99.1. On June 6, 2003 a Form 8-K/A was filed to correct a typographical error in the Form 8-K filed on June 5, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pall Corporation

October 21, 2003
By: /s/ JOHN ADAMOVICH, Jr.
                John Adamovich, Jr., Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ERIC KRASNOFF	Chairman of the Board and	October 21, 2003
Eric Krasnoff	Chief Executive Officer

/s/ MARCUS WILSON	President	October 21, 2003
Marcus Wilson

/s/ JOHN ADAMOVICH, JR.	Group Vice President, Treasurer	October 21, 2003
John Adamovich, Jr.	and Chief Financial Officer

/s/ LISA MCDERMOTT	Chief Accountant	October 21, 2003
Lisa McDermott

/s/ ABRAHAM APPEL	Director	October 21, 2003
Abraham Appel

/s/ DANIEL J. CARROLL, JR.	Director	October 21, 2003
Daniel J. Carroll, Jr.

/s/ JOHN H. F. HASKELL, JR.	Director	October 21, 2003
John H. F. Haskell, Jr.

/s/ ULRIC S. HAYNES, JR.	Director	October 21, 2003
Ulric S. Haynes, Jr.

/s/ JEREMY HAYWARD-SURRY	Director	October 21, 2003
Jeremy Hayward-Surry

/s/ EDWIN W. MARTIN	Director	October 21, 2003
Edwin W. Martin

/s/ KATHARINE L. PLOURDE	Director	October 21, 2003
Katharine L. Plourde

/s/ HEYWOOD SHELLEY	Director	October 21, 2003
Heywood Shelley

/s/ EDWARD L. SNYDER	Director	October 21, 2003
Edward L. Snyder

/s/ EDWARD TRAVAGLIANTI	Director	October 21, 2003
Edward Travaglianti

/s/ JAMES D. WATSON	Director	October 21, 2003
James D. Watson

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Pall Corporation:

We have audited the accompanying Consolidated Balance Sheets of Pall Corporation and subsidiaries as of August 2, 2003, and August 3, 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended August 2, 2003. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pall Corporation and subsidiaries as of August 2, 2003, and August 3, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended August 2, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
     KPMG LLP

Melville, New York
September 3, 2003,
except for the Common
Stock note, which is as
of October 17, 2003.

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	August 2, 2003	August 3, 2002

ASSETS
Current assets:
Cash and cash equivalents	$126,653	$105,224
Short-term investments	23,100	40,200
Accounts receivable, net of allowances for doubtful accounts of $11,700 and $12,906, respectively	423,467	415,853
Inventories	274,442	256,910
Other current assets	90,772	94,947

Total current assets	938,434	913,134
Property, plant and equipment, net	600,153	605,095
Goodwill	240,579	262,973
Intangible assets, net of accumulated amortization of $37,085 and $30,038, respectively	50,747	39,948
Other non-current assets	186,813	189,293

Total assets	$2,016,726	$2,010,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$18,877	$42,202
Accounts payable	94,066	106,294
Accrued liabilities	202,559	172,894
Income taxes	49,870	41,549
Current portion of long-term debt	44,914	61,344
Dividends payable	11,210	11,040

Total current liabilities	421,496	435,323
Long-term debt, net of current portion	489,870	619,705
Deferred income taxes	14,377	24,329
Other non-current liabilities	156,447	111,366

Total liabilities	1,082,190	1,190,723

Stockholders’ equity:
Common stock, par value $.10 per share; 500,000 shares authorized; 127,958 shares issued	12,796	12,796
Capital in excess of par value	109,616	110,745
Retained earnings	884,690	832,308
Treasury stock, at cost (2003 – 3,276 shares, 2002 – 5,166 shares)	(70,198)	(110,799)
Stock option loans	(1,955)	(3,259)
Accumulated other comprehensive loss:
Foreign currency translation	28,906	(17,429)
Minimum pension liability	(33,054)	(3,079)
Unrealized investment gains (losses)	4,435	(236)
Unrealized losses on derivatives	(700)	(1,327)

	(413)	(22,071)

Total stockholders’ equity	934,536	819,720

Total liabilities and stockholders’ equity	$2,016,726	$2,010,443

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (In thousands, except per share data)

	Years Ended
	August 2, 2003	August 3, 2002	July 28, 2001

Net sales	$1,613,635	$1,290,820	$1,235,423
Cost of sales	810,039	654,889	591,146

Gross profit	803,596	635,931	644,277

Selling, general and administrative expenses	536,194	440,025	404,025
Research and development	52,204	54,778	56,041
Restructuring and other charges, net	47,524	26,822	17,248
Interest expense, net	24,438	14,331	16,643

Earnings before income taxes	143,236	99,975	150,320
Provision for income taxes	40,034	26,741	32,310

Net earnings	$103,202	$73,234	$118,010

Earnings per share:
Basic	$0.84	$0.60	$0.96
Diluted	$0.83	$0.59	$0.95

Average shares outstanding:
Basic	123,275	122,353	122,580
Diluted	124,214	123,532	123,735

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands)

Years Ended July 28, 2001, August 3, 2002 and August 2, 2003	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Stock Option Loans	Accumulated Other Comprehensive Loss	Total	Comprehensive Income

Balance at July 29, 2000	$12,796	$103,935	$793,491	$(104,625)	$(5,584)	$(38,707)	$761,306
Comprehensive income:
Net earnings			118,010				118,010	$118,010
Other comprehensive income (loss):
Translation adjustment						(16,597)	(16,597)	(16,597)
Minimum pension liability						(528)	(528)	(528)
Change in unrealized accumulated investment gains						5,790	5,790	5,790
Unrealized loss on derivatives						(1,057)	(1,057)	(1,057)

Comprehensive income								$105,618

Dividends declared			(82,901)				(82,901)
Issuance of 1,360 shares for stock plans		476	(3,353)	29,170			26,293
Restricted stock units related to the MSPP		3,753					3,753
Purchase of 2,095 shares				(44,976)			(44,976)
Stock option loans					949		949

Balance at July 28, 2001	12,796	108,164	825,247	(120,431)	(4,635)	(51,099)	770,042
Comprehensive income:
Net earnings			73,234				73,234	$73,234
Other comprehensive income (loss):
Translation adjustment						32,518	32,518	32,518
Minimum pension liability						(1,280)	(1,280)	(1,280)
Change in unrealized accumulated investment losses						(1,940)	(1,940)	(1,940)
Unrealized loss on derivatives						(270)	(270)	(270)

Comprehensive income								$102,262

Dividends declared			(63,999)				(63,999)
Issuance of 913 shares for stock plans		122	(2,174)	19,631			17,579
Restricted stock units related to the MSPP		2,459					2,459
Purchase of 504 shares				(9,999)			(9,999)
Stock option loans					1,376		1,376

Balance at August 3, 2002	12,796	110,745	832,308	(110,799)	(3,259)	(22,071)	819,720
Comprehensive income:
Net earnings			103,202				103,202	$103,202
Other comprehensive income (loss):
Translation adjustment						46,335	46,335	46,335
Minimum pension liability						(29,975)	(29,975)	(29,975)
Change in unrealized accumulated investment gains						4,671	4,671	4,671
Unrealized gain on derivatives						627	627	627

Comprehensive income								$124,860

Dividends declared			(44,678)				(44,678)
Issuance of 1,892 shares for stock plans and pension funding			(6,142)	40,601			34,459
Restricted stock units related to the MSPP		(1,129)					(1,129)
Stock option loans					1,304		1,304

Balance at August 2, 2003	$12,796	$109,616	$884,690	$(70,198)	$(1,955)	$(413)	$934,536

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended
	August 2, 2003	August 3, 2002	July 28, 2001

Operating activities:
Net earnings	$103,202	$73,234	$118,010
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	47,524	32,836	17,248
Depreciation and amortization of long-lived assets	83,939	74,003	71,490
Amortization of proceeds from terminated interest rate swaps	(1,004)	(102)	—
Deferred income taxes	(10,337)	(4,191)	(3,474)
Provisions for doubtful accounts	3,103	3,221	2,491
Loss on sale of investments	—	—	1,039
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	14,132	(27,627)	11,033
Inventories	(5,725)	13,813	(14,604)
Other assets	(13,621)	(2,434)	(1,308)
Accounts payable	(17,335)	28,311	(9,657)
Accrued expenses	6,929	(19,892)	12,774
Income taxes payable	6,129	(8,556)	(2,097)
Other liabilities	6,555	(7,977)	(1,623)

Net cash provided by operating activities	223,491	154,639	201,322

Investing activities:
Acquisitions of businesses, net of disposals and cash acquired	(14,113)	(347,507)	(1,691)
Investments and licenses	(4,230)	(1,564)	(5,000)
Capital expenditures	(62,170)	(69,921)	(77,834)
Disposals of fixed assets	11,714	5,593	4,034
Short-term investments	17,100	106,400	(85,900)
Proceeds from sale of investments	—	—	2,271
Benefits protection trust	(5,286)	(1,562)	(4,127)

Net cash used by investing activities	(56,985)	(308,561)	(168,247)

Financing activities:
Notes payable	(375,399)	328,722	(220,198)
Long-term borrowings	510,192	4,928	333,537
Repayments of long-term debt	(294,890)	(73,969)	(74,214)
Net proceeds from stock plans	30,133	20,938	30,981
Purchase of treasury stock	—	(9,999)	(44,976)
Proceeds from terminated interest rate swaps	21,000	1,000	—
Dividends paid	(44,376)	(73,359)	(82,148)

Net cash (used) provided by financing activities	(153,340)	198,261	(57,018)

Cash flow for year	13,166	44,339	(23,943)
Cash and cash equivalents at beginning of year	105,224	54,927	81,008
Effect of exchange rate changes on cash	8,263	5,958	(2,138)

Cash and cash equivalents at end of year	$126,653	$105,224	$54,927

Supplemental disclosures:
Interest paid	$26,742	$20,090	$20,386
Income taxes paid (net of refunds)	35,900	37,528	26,744
Pension obligations funded by 210 shares of treasury stock	4,288	—	—

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

The Company’s fiscal year ends on the Saturday closest to July 31, except that the Company’s foreign subsidiaries are on a July 31 fiscal year. Effective with fiscal year 2004, the Company’s fiscal year will end on July 31 and the Company’s fiscal quarters will end on October 31, January 31 and April 30. The years ended August 2, 2003, August 3, 2002, and July 28, 2001, comprise 52, 53 and 52 weeks, respectively.

Presentation and Use of Estimates

The financial statements of the Company are presented on a consolidated basis with its subsidiaries, substantially all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Investments (which are less than 20% owned) are considered available-for-sale securities; as such, these investments are carried at fair value. Unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity until realized from sale or when unrealized losses are deemed to be other than temporary. Other than temporary losses are recognized in earnings when management determines that the recoverability of the cost of the investment is unlikely. The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other than temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company’s intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value.

Financial statements of foreign subsidiaries have been translated into U.S. dollars at exchange rates as follows: (i) balance sheet accounts at year-end rates, except equity accounts which are translated at historic rates, and (ii) income statement accounts at weighted average rates. Translation gains and losses are reflected in stockholders’ equity, while transaction gains and losses, which result from the settlement of foreign denominated receivables and payables at rates that differ from the transaction date, are reflected in income. Transaction losses in fiscal years 2003, 2002 and 2001 amounted to $1,363, $2,635 and $496, respectively.

To prepare the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make assumptions that may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, inventory valuation; provisions for doubtful accounts; asset impairment; depreciable lives of fixed assets and useful lives of patents and amortizable intangibles; fair value of financial instruments; income tax assets and liabilities; pension valuations; restructuring and other charges; valuation of assets acquired and liabilities assumed in business combinations; and liabilities for environmental remediation. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Acquisition Accounting

Acquisitions are accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies.

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

Goodwill amortization, net of pro forma tax effect, was approximately $2,972 in fiscal 2001. Had SFAS No. 142 been adopted on July 30, 2000, pro forma basic and diluted earnings per share would have increased by 2 cents in fiscal 2001.

Upon the adoption of SFAS No. 142, the Company reassessed the useful lives of its amortizable intangible assets to make any necessary amortization period adjustments. No adjustments resulted from this assessment. The Company’s amortizable intangible assets, which are composed almost entirely of patented and unpatented technology and trademarks, are subject to amortization for periods ranging up to 20 years.

The Company periodically reviews its depreciable and amortizable long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

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

Stock Plans

Stock plans are accounted for using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under APB No. 25, compensation expense would be recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. The Company has never issued stock options with an exercise price below the date-of grant market price. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), the Company has retained the accounting prescribed by APB No. 25 and presents the SFAS No. 123 information in the notes to its consolidated financial statements. For information regarding the effect that the Company’s stock plans would have had to earnings had the Company adopted the recognition provisions of SFAS No. 123, refer to the Stock Plans note.

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in “Accrued liabilities” and “Other non-current liabilities” in the Consolidated Balance Sheets.

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

Earnings Per Share

The Consolidated Statements of Earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. Employee stock options of 4,748, 2,341 and 1,062 shares for fiscal 2003, 2002 and 2001, respectively, were not included in the computation of diluted shares because their effect would have been antidilutive.

The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	2003	2002	2001

Basic shares outstanding	123,275	122,353	122,580
Effect of dilutive securities*:
Stock option plans	404	646	767
Other, principally MSPP	535	533	388

Diluted shares outstanding	124,214	123,532	123,735

*Refer to the Stock Plans note for a description of the Company’s stock plans.

Derivative Instruments

On July 30, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133, established accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings. The cumulative effect of the change in accounting was not significant.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Recently Issued Accounting Pronouncements

In December 2002, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). The adoption of FIN No. 45 did not have a material effect on the Company’s results of operations, cash flows or financial position.

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

In February 2003, the Company adopted the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported results of operations of an entity’s accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. The Company has adopted the disclosure provisions.

In May 2003, the Company adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this accounting pronouncement did not have a material effect on the Company’s results of operations, cash flows or financial position.

ACQUISITIONS

2003:

On March 4, 2003, the Company acquired the assets, primarily manufacturing equipment and intellectual property, of Whatman Hemasure Inc., a wholly owned subsidiary of Whatman plc (“the seller”) for cash of $5,950. The agreement contains a non-compete agreement for a period of 7 1/2 years, which precludes the seller from engaging in the blood filter business during that time. The August 2, 2003 Consolidated Balance Sheet reflects the allocation of the purchase price and other transaction related costs to amortizable intangible assets and goodwill of $565 and $5,403, respectively. Any proceeds from the sale of the manufacturing equipment, which will all be sold at fair market value, will be reflected as a decrease to goodwill. For purposes of SFAS No. 142, the goodwill has been allocated to the Company’s Medical segment.

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

In the first quarter of fiscal 2003, the valuation of in-process research and development and certain amortizable intangible assets, patented and unpatented technology, was finalized. As a result, the Company wrote-off $37,600 of preliminary goodwill as in-process research and development (refer to Restructuring and Other Charges note for further discussion) and reallocated $16,800 of preliminary goodwill to write up the aforementioned amortizable intangible assets from their book value to their fair value of $20,100.

The amount of in-process research and development was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there were various projects that met the above criteria. The majority of the projects identified are

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

targeted for the General Industrial segment. The value of the research projects identified to be in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value. The key assumptions specifically underlying the valuation for purchased in-process research and development consist of an expected completion date for the in-process projects, estimated costs to complete the projects, revenue and expense projections, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. The weighted average discount rate used was approximately 24% (ranging from 18% to 67%). The percentage of completion for the projects was determined using milestones representing estimates of effort, value added and degree of difficulty of the portion of the projects completed as of April 27, 2002, as compared with the total research and development to be completed to bring the projects to technological feasibility. As of May 3, 2003, the Company estimates the projects were approximately 67% complete on a weighted average basis (ranging from 23% to 99%). The development of these technologies remains an uncertainty due to the remaining efforts to achieve technological feasibility, changing customer markets, and significant competitive threats from other companies.

At the date of acquisition, management began formulating integration plans which contemplated the closure of redundant facilities and the sale of certain businesses. In addition, the synergies created by joining the two organizations have resulted in employee terminations. The Consolidated Balance Sheets at August 2, 2003 and August 3, 2002 reflect liabilities for such items (refer to Restructuring and Other Charges note for discussion of actions taken in fiscal 2003 and fiscal 2002).

The August 2, 2003 Consolidated Balance Sheet reflects the final allocation of the purchase price and non-deductible goodwill of $176,802. The following table summarizes the final allocation of the purchase price to the assets and in-process research and development acquired and liabilities assumed:

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

For purposes of SFAS No. 142, goodwill has been allocated to the Company’s reportable segments as follows:

BioPharmaceuticals	$13,419
General Industrial	141,477
Microelectronics	21,906

$176,802

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

RESTRUCTURING AND OTHER CHARGES, NET

The following tables summarize the restructuring related items and other charges recorded in fiscal 2003 and 2002:

2003	Restructuring	Other Charges and Adjustments	Total Charged To Earnings	Adjustments to Goodwill (a)	Total

In-process research and development (b)	$–	$37,600	$37,600	$–	$37,600
Severance (c)	6,415	–	6,415	7,453	13,868
Asset write-offs/ impairment (c)	1,122	–	1,122	5,453	6,575
Lease termination and other exit costs (c)	2,319		2,319	6,578	8,897
Other	–	68	68	–	68

	$9,856	$37,668	$47,524	$19,484	$67,008

Cash	$8,734	$68	$8,802	$14,031	$22,833
Non-cash	1,122	37,600	38,722	5,453	44,175

	$9,856	$37,668	$47,524	$19,484	$67,008

2002

Severance (c)	$4,134	$–	$4,134	$5,980	$10,114
Impairment of investments (d)	–	14,495	14,495	–	14,495
Environmental remediation (e)	–	7,000	7,000	–	7,000
Fixed asset write-offs(c)	514	–	514	196	710
Office closures (c)	12	–	12	785	797
Other (c)	667	–	667	35	702

	5,327	21,495	26,822	6,996	33,818
Purchase accounting adjustment (f)	–	6,014	6,014	–	6,014

	$5,327	$27,509	$32,836	$6,996	$39,832

Cash	$4,813	$7,000	$11,813	$6,800	$18,613
Non-cash	514	20,509	21,023	196	21,219

	$5,327	$27,509	$32,836	$6,996	$39,832

(a)	Reflects restructuring activities related to FSG employees and facilities (refer to the Acquisitions note for a discussion of purchase accounting).

(b)
The Company recorded a charge of $37,600 to write-off in-process research and development acquired in the acquisition of FSG (refer to the Acquisitions note for further discussion of purchase accounting).

(c)
At the date of the FSG acquisition, management began formulating integration plans and identifying synergistic opportunities. During the fourth quarter of fiscal 2002 and during fiscal 2003, the Company announced and implemented plans to eliminate redundant employees and facilities and to consolidate certain manufacturing lines with other Pall facilities. The Company also consolidated its United States, European and Asian sales routes to market. As a result of the consolidation of routes to market, the Company terminated certain sales employees worldwide and in Asia, made payments to certain distributors to terminate these relationships. In addition, in the third quarter of fiscal 2003, the Company announced and implemented plans to reorganize and streamline its German operations. The plans include the elimination of some functional overlap, changes in routes to market and the rationalization of product lines.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Furthermore, during the first quarter of fiscal 2003, the Company reorganized its Life Sciences business such that the Company’s hospital and medical OEM sub-segments were combined with the former Blood segment to form a new segment called Pall Medical (refer to Segment Information and Geographies note for further discussion). Additionally, in the third quarter of fiscal 2003, the Company announced plans to move certain Medical manufacturing from Tipperary, Ireland to Puerto Rico and Tijuana, Mexico. This reorganization, which is expected to reduce manufacturing and selling costs, included employee terminations. Restructuring costs related to the Life Sciences business totaled approximately $7,400 in fiscal 2003.

(d)	The Company recorded a charge of $14,495 primarily for the other-than-temporary diminution in value of its strategic investment in V.I. Technologies, Inc. (“VITEX”).

(e)
The Company increased its reserve for future environmental remediation costs by $7,000 as another aquifer was found with contamination at its Ann Arbor, Michigan facility (refer to the Contingencies and Commitments note for further discussion).

(f)
Included in cost of sales is a purchase accounting adjustment of $6,014. The inventory acquired in the FSG acquisition was written-up to fair value in accordance with SFAS No. 141 in the FSG opening balance sheet. This one-time write-up reduced gross profit in the fourth quarter of 2002 concurrent with the sale of the underlying inventory in the quarter. This item is non-recurring in nature because, although the Company acquired the manufacturing operations of FSG, this adjustment was required by SFAS 141 as an elimination of the manufacturing profit of inventory acquired from FSG and sold in the period.

The following table summarizes activity for the year ended August 2, 2003 related to restructuring liabilities recorded in fiscal 2003 and fiscal 2002:

	2003			2002
	Severance	Lease Termination Liabilities & Other	Total	Severance	Lease Termination Liabilities & Other	Total

Balance at Aug. 3, 2002	$—	$—	$—	$8,937	$1,487	$10,424
Additions	13,868	8,897	22,765	—	—	—
Utilized	(7,211)	(6,367)	(13,578)	(7,490)	(1,184)	(8,674)

Balance at Aug. 2, 2003	$6,657	$2,530	$9,187	$1,447	$303	$1,750

During the fourth quarter of fiscal 2001, the Company implemented a plan to reduce its workforce as part of its continued efforts to control costs and adapt to current business conditions. The plan included the reduction in U.S. and European workforces as a result of current business conditions, particularly the downturn in Microelectronics globally, and the U.S. Industrial business as well as a reduction in personnel in the Medical group, to bring costs in line with reduced gross margins. These actions resulted in a charge of approximately $7,300 for severance related costs. In addition, a charge of approximately $1,700 was recorded principally for the closure of two R&D facilities, for fixed asset write-offs and lease termination liabilities.

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

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

INVENTORIES

The major classes of inventory are as follows:

	2003	2002

Raw materials and components	$86,302	$90,807
Work-in-process	39,676	40,323
Finished goods	148,464	125,780

	$274,442	$256,910

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2003	2002

Land	$39,129	$38,539
Buildings and improvements	399,981	382,230
Machinery and equipment	653,224	631,822
Furniture and fixtures	71,084	72,583

	1,163,418	1,125,174
Less: Accumulated depreciation and amortization	563,265	520,079

Property, plant and equipment, net	$600,153	$605,095

GOODWILL AND INTANGIBLE ASSETS

The following table presents goodwill, net of accumulated amortization, allocated by reportable segment in accordance with SFAS No. 142:

	2003	2002

Medical	$27,290	$19,512
BioPharmaceuticals	28,697	31,423

Life Sciences	55,987	50,935

General Industrial	156,414	180,356
Aerospace	6,125	6,038
Microelectronics	22,053	25,644

Industrial	184,592	212,038

	$240,579	$262,973

Goodwill increased by $5,403 in fiscal year 2003 due to the acquisition of Whatman Hemasure as discussed in the Acquisitions note. The other changes in the carrying amount of goodwill are primarily attributable to the (i) adjustments in the final allocation of goodwill from the acquisition of FSG (as discussed in the Acquisitions note) and (ii) changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries at each respective balance sheet date.

Intangible assets consist of the following:

	2003		2002

	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Patents and unpatented technology	$78,574	$32,588	$60,381	$26,620
Trademarks	3,529	1,139	3,571	929
Other	5,729	3,358	6,034	2,489

	$87,832	$37,085	$69,986	$30,038

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

Amortization expense for fiscal years 2003, 2002 and 2001 was $7,833, $5,378 and $4,700, respectively. Amortization expense is estimated to be approximately $7,700 in 2004, $6,200 in 2005, $5,600 in 2006, $5,500 in 2007 and $4,600 in 2008.

OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of the following:

	2003	2002

Prepaid expenses	$23,728	$25,851
Deferred income taxes	35,873	35,983
Other receivables	31,171	33,113

	$90,772	$94,947

As of August 2, 2003 and August 3, 2002, other receivables include $12,176 and $17,634, respectively due from US Filter related to current FSG income tax liabilities as of April 27, 2002, that were unpaid as of each respective period end. These represent US Filter’s obligation under the terms of the purchase agreement.

Other non-current assets consist of the following:

	2003	2002

Deferred income taxes (a)	$63,538	$51,538
Investments (b)	28,855	20,155
Retirement benefit assets (c)	50,555	46,384
Intangible pension assets (c)	7,497	7,357
Prepaid pension expenses (c)	4,087	33,764
Other	32,281	30,095

	$186,813	$189,293

(a)	Refer to the Income Taxes note for further discussion.

(b)
The Company has invested in certain companies to form strategic alliances, which will enable the Company to broaden its portfolio of products. Included in investments is the Company’s investment in VITEX, a leading developer of a broad portfolio of blood products and systems using its proprietary viral reduction technology. In fiscal 1998, the Company entered into agreements with VITEX, whereby through August 3, 2002, the Company made initial and milestone-driven equity payments to VITEX (at the then-current market price of VITEX common shares) aggregating $16,000, representing a 9.9% interest in VITEX common shares. The companies agreed to share the costs to develop VITEX’s pathogen reduction technology for red blood cells and platelets. Upon product commercialization, the 1998 agreement contemplated equity payments totaling $26,000. The Company received exclusive worldwide marketing and distribution rights to pathogen reduction systems developed under this 1998 agreement.

In August 2002, the 1998 agreement was modified. As part of this modification, the Company relinquished its worldwide marketing and distribution rights in return for a cap on its financial commitments to the program and a royalty per unit sold following commercialization. The Company’s equity related payments to VITEX were capped at $20,000. No further development costs are required. In June 2003, the Company purchased 4,147 VITEX shares for $4,230, including the final milestone payment of $4,000 and concurrently, VITEX repaid $5,000 borrowed under a one-year line of credit that the Company had extended them. At August 2, 2003 and August 3, 2002, the carrying amount of the Company’s 15.7% and 9.9% interest in Vitex common shares was $13,120 and $3,830, respectively. VITEX management has indicated in their Form 10-Q, for the second quarter ended June 28, 2003, that their cash balances of $12,048 were adequate to support operations until the end of December 2003. In the fourth quarter of fiscal 2002, the Company recorded a charge of $14,495, primarily for the impairment of the value of the investment in VITEX. The Company recorded unrealized gains and losses

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

related to this investment of $5,019 and $7,770 in fiscal years 2003 and 2001, respectively, in the other comprehensive income component of equity.

(c)	Retirement benefit assets are held to satisfy obligations related to certain unfunded retirement benefit plans, which provide benefits to eligible employees in the U.S., Germany and Japan.

Included within retirement benefit assets is a benefits protection trust, with assets aggregating $32,248 and $28,730 as of August 2, 2003 and August 3, 2002, respectively, established for the purpose of satisfying certain supplemental retirement benefit obligations for eligible executives in the event of a change of control of the Company. The August 2, 2003, and August 3, 2002, balance sheets reflect related liabilities in the amounts of $40,071 and $33,700, respectively. The trust primarily holds investments in U.S. government obligations, debt obligations of corporations and financial institutions with high credit ratings and equity mutual fund shares. The Company considers investments held in the trust to be available-for-sale securities. Contractual maturity dates range from 2003 to 2028.

Pertinent information related to the trust for fiscal years 2003, 2002 and 2001 follows:

	2003	2002	2001

Annual contributions	$5,286	$1,562	$4,127
Purchases/reinvestments	18,469	6,303	32,333
Proceeds from sales/maturities	36,162	7,689	34,143
Net gains recognized	642	126	428

Prepaid pension expenses represent the non-current amounts arising from the excess of cumulative employer contributions over accrued net pension expenses. Intangible pension assets represent the unfunded accumulated benefit obligations to the extent of unrecognized prior service costs. Refer to the Pension and Profit Sharing Plans and Arrangements note for further discussion.

NOTES PAYABLE AND LONG-TERM DEBT

At August 2, 2003, the Company had unsecured lines of credit, which require no compensating balances, totaling approximately $109,712, of which $18,877 in notes payable had been drawn. The weighted average interest rates on notes payable at the end of fiscal 2003 and 2002 were 5.7% and 4.9%, respectively.

Long-term debt consists of:

	2003	2002

Note payable (a)	$—	$350,000
Private placement senior notes, due in 2012 (a)	280,000	—
Bank loan, due through October 2007 (a)	85,000	—
Private placement senior notes, due in 2010 (b)	100,000	100,000
Senior revolving credit facility, due in 2005 (b)	25,000	153,100
1.0% – 2.6% bank loans in Japan, due through 2004	17,073	25,480
Yen denominated loan, due in 2005 (c)	24,912	24,900
Bank loan, due through October 2002	—	2,000
Bank loan, due in March 2003	—	7,500
Other	6,478	9,812

	538,463	672,792
SFAS No. 133 fair value adjustment (a)(d)	(24,573)	7,359
Unamortized proceeds from interest rate swaps (d)	20,894	898

Total long-term debt	534,784	681,049
Current portion	(44,914)	(61,344)

Long-term debt, net of current portion	$489,870	$619,705

(a)
The purchase price for FSG was financed with the proceeds of a 364-day LIBOR based variable rate credit facility. The unpaid balance of $350,000 at August 3, 2002, was classified as long-term debt in the Consolidated Balance Sheet (except for $15,000 which matured in fiscal 2003) as it was refinanced on a long-term basis with the proceeds of the senior notes and term loan discussed below.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

On August 6, 2002, the Company completed an offering of $280,000 of 6% senior notes due on August 1, 2012. The notes are unsecured and unsubordinated obligations of the Company and rank pari passu to its other outstanding unsecured and unsubordinated indebtedness. Long-term debt is presented net of the unrealized gain of $24,573 recorded in accordance with SFAS No. 133 to mark to market the hedged position of $230,000 of the notes. Refer to the Financial Instruments and Risks and Uncertainties note for further discussion. On October 18, 2002, the Company entered into a $100,000 LIBOR based variable rate bank loan, which matures in quarterly installments of $5,000 starting in January 2003 through October 2007.

As a result of the additional borrowing to fund the acquisition, waivers of certain non-financial covenants were obtained and the funded debt covenant (see discussion in (b) below) of our existing senior revolving credit facility and private placement notes was amended.

(b)
On August 29, 2000, the Company completed a $100,000 private placement of 7.83% unsecured senior notes due in 2010. In addition, on August 30, 2000, the Company closed a $200,000 unsecured senior revolving credit facility, of which $150,000 expires in 2005 and $50,000 renews annually. Amounts borrowed against this facility aggregated $25,000 and $153,100 as of August 2, 2003 and August 3, 2002. Letters of credit outstanding against the facility as of August 2, 2003 were approximately $14,000. Borrowings under this facility bear interest at a variable rate based upon LIBOR. The agreements contain various covenants, including financial covenants pertaining to interest coverage, funded debt and net worth as follows:

i.
Minimum interest coverage ratio: Cumulative cash flow to net interest expense shall not be less than 5 to 1 for the last four consecutive quarters. Cash flow is defined as net operating income (calculated before taxes, net interest expense, non-cash portion of non recurring charges) plus depreciation and amortization.

ii.
Maximum funded debt ratio: Consolidated funded debt to cumulative cash flow shall not exceed 3.5 to 1 through November 1, 2003 for both agreements and thereafter 3.25 to 1 and 3.0 to 1 in the private placement and unsecured senior revolving credit agreements, respectively.

iii.	Minimum net worth (stockholder’s equity excluding foreign currency translation) shall not be less than $600,000.

The Company was in compliance with all covenants as of and for the years ended August 2, 2003 and August 3, 2002.

(c)	The Company refinanced its Yen 3 billion loan (approximately $25,000), which was due on June 18, 2003, until June 18, 2005. Interest payments are at a variable rate based upon Yen LIBOR.

(d)	Refer to the Financial Instruments and Risks and Uncertainties note for further discussion of the Company’s hedging activities.

The aggregate annual maturities of long-term debt during fiscal years 2004 through 2008 are approximately as follows: 2004, $44,914; 2005, $47,967; 2006, $48,024; 2007, $22,766, and 2008, $7,552 including unamortized proceeds from interest rate swaps of $2,552 in each year.

Interest expense for fiscal years 2003, 2002 and 2001 amounted to $28,450, $18,751 and $24,715, respectively. Interest income for fiscal years 2003, 2002 and 2001 amounted to $4,012, $4,420, and $8,072, respectively.

FINANCIAL INSTRUMENTS AND RISKS AND UNCERTAINTIES

The Company is exposed to market risks, such as changes in foreign currency exchange rates and interest rates. The purpose of the Company’s foreign currency hedging program is to reduce the risk caused by short-term changes in exchange rates. To accomplish this, the Company uses certain contracts, primarily foreign currency forward contracts (“forwards”), which minimize cash flow risks from changes in foreign currency exchange rates. The Company manages interest risk using a mix of fixed-rate and variable-rate debt. To manage this risk in a cost efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Derivative instruments are not used for speculative or trading purposes.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

The Company received $8,568, representing $7,533 of fair value for “receive fixed, pay variable” interest rate swaps with an aggregate notional value of $100,000, terminated on November 26, 2002, and $1,035 of accrued interest receivable through the termination date. The terminated swaps related to the Company’s $100,000 private placement of 7.83% unsecured senior notes due in 2010. Simultaneously, the Company entered into new interest rate swaps with a notional amount of $230,000 involving the $280,000, 6% notes due on August 1, 2012. The new swaps required the Company to make payments at a variable rate based on LIBOR and receive payments at a fixed rate of 6%. On May 30, 2003, the Company received $16,134, representing $13,467 of fair value for the new “receive fixed, pay variable” interest rate swaps terminated on May 28, 2003, and $2,667 of accrued interest receivable through the termination date. Simultaneously, the Company entered into new “receive fixed, pay variable” interest rate swaps with a notional amount of $230,000, involving the $280,000 6% notes due on August 1, 2012. Except for an increase in the spread above LIBOR, the terms of the new interest rate swaps were substantially the same as those of the terminated swap. The $21,000 of fair value received to terminate the interest rate swaps will be amortized as a reduction of interest expense over the remaining lives of the underlying notes.

On March 7, 2003, the Company entered into a forward dated “receive variable, pay fixed” interest rate swap related to the Yen 3 billion loan, whereby the Company will receive payments at a variable rate based upon Yen LIBOR and make payments at a fixed rate of .95% on a notional amount of Yen 3 billion. The swap expires on June 18, 2005.

In April 2003, the Company amended the terms of the “receive variable, pay fixed” interest rate swap related to certain borrowings under the senior credit facility. The Company receives payments at a variable rate based on LIBOR and makes payments at an effective rate of 4.3% on a notional amount of $25,000. The swap expires in February 2006.

As of August 2, 2003, the Company had interest rate swaps and forwards outstanding with notional amounts aggregating $284,315 and $29,594, respectively, whose fair values were a liability of $25,649 and $47, respectively. Other comprehensive income includes $1,076 of cumulative unrealized losses on variable to fixed rate interest rate swaps (i.e., cash flow hedges) of which $715 is expected to be reclassified into earnings within one year.

The credit risk related to the interest rate swaps and the forwards is considered low because such instruments are entered into only with financial institutions having high credit ratings and are generally settled on a net basis.

The Company considers the fair value of all non-derivative financial instruments to be not materially different from their carrying value at year-end, except for fixed rate debt with a face value of $380,000, a carrying value of $376,300 and a fair value of $405,200.

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

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

INCOME TAXES

The components of earnings before income taxes are as follows:

	2003	2002	2001

Domestic operations, including Puerto Rico	$19,042	$4,464	$52,047
Foreign operations	124,194	95,511	98,273

	$143,236	$99,975	$150,320

The provisions for income taxes consist of the following items:
Current:
Federal and Puerto Rico	$6,744	$2,883	$2,870
Foreign	43,627	28,049	32,914

	50,371	30,932	35,784

Deferred:
Federal and Puerto Rico	(12,027)	(4,305)	(2,798)
Foreign	1,690	114	(676)

	(10,337)	(4,191)	(3,474)

	$40,034	$26,741	$32,310

A reconciliation of the provisions for income taxes follows:

	% of Pretax Earnings
	2003	2002	2001

Computed “expected” tax expense	35.0%	35.0%	35.0%
Tax benefit of Puerto Rico operations	(14.3)	(13.6)	(11.5)
Non-deductibility of in-process research & development write-off	9.2	—	—
Change in valuation allowance	3.4	5.0	—
Foreign income and withholding taxes, net of U.S. foreign tax credits	(4.7)	1.2	(1.5)
Other	(0.7)	(0.9)	(0.5)

Effective tax rate	27.9%	26.7%	21.5%

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

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

The components of the net deferred tax asset at August 2, 2003, and August 3, 2002, are as follows:

	2003	2002

Deferred tax asset:
Tax loss and tax credit carry-forwards	$105,965	$87,820
Inventories	14,409	16,349
Compensation and benefits	49,922	31,499
Environmental	4,967	6,893
Accrued expenses	8,836	16,101
Other	16,541	15,791

Gross deferred tax asset	200,640	174,453
Valuation allowance	(56,275)	(52,123)

Total deferred tax asset	144,365	122,330

Deferred tax liability:
Plant and equipment	(37,628)	(36,640)
Pension assets	(10,059)	(9,536)
Other	(11,644)	(12,965)

Total deferred tax liability	(59,331)	(59,141)

Net deferred tax asset	$85,034	$63,189

The valuation allowance has been increased by $4,152 as of August 2, 2003 of which $4,899 relates to an increase in the level of deferred tax assets (mainly operating loss carry-forwards), the benefit of which management believes will likely not be utilized. This change was augmented by the effects of foreign currency translation in the amount of $1,874 and partially offset by both a $1,687 reduction in the allowance attributable to capital loss carry-forwards and the write-off of certain operating loss carry-forwards, of approximately $934, which had previously been subject to a full valuation allowance. The foregoing reduction related to capital loss carry-forwards is due to a decrease in the unrealized loss associated with the write-down of investments.

In evaluating the reasonableness of the valuation allowance, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Ultimately, the realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income. Based on these considerations, and the indefinite carry-forward availability of certain deferred tax credits (principally related to alternative minimum tax), management believes it is more likely than not that the Company will realize the benefit of these items, net of the August 2, 2003 valuation allowance.

United States income taxes have not been provided on the retained earnings of foreign subsidiaries (including the Puerto Rico CFC referred to above), which totaled $412,195 and $326,802 at August 2, 2003, and August 3, 2002, respectively.

Foreign subsidiaries have paid, and are expected to continue to pay, dividends out of current earnings. A portion of such earnings will be permanently reinvested and the determination of any additional U.S. tax arising from the repatriation of earnings available for distribution is not practicable.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

ACCRUED AND OTHER NON-CURRENT LIABILITIES

Accrued liabilities consist of the following:

	2003	2002

Compensation and benefits	$104,243	$80,798
Environmental remediation	5,820	8,368
Other	92,496	83,728

	$202,559	$172,894

Other non-current liabilities consist of the following:

	2003	2002

Pension	$105,630	$85,719
Environmental remediation	8,369	11,193
Other	42,448	14,454

	$156,447	$111,366

PENSION AND PROFIT SHARING PLANS AND ARRANGEMENTS

Pension Plans

The Company provides substantially all domestic and foreign employees with retirement benefits. Funding policy for domestic plans, which is primarily comprised of a cash balance pension plan, is in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”); for foreign plans, funding is determined by local tax laws and regulations. Plan assets are invested primarily in common stocks, bonds and cash instruments. Pension costs charged to operations totaled $17,723, $12,000 and $8,204 in fiscal years 2003, 2002 and 2001, respectively.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

The following table reflects the change in benefit obligations and change in plan assets for the Company’s defined benefit pension plans:

	U.S. Plans		Foreign Plans
	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation – beginning of year	$121,734	$118,778	$175,190	$125,425
Acquisitions	—	—	—	24,035
Curtailments and settlements	—	—	(443)	—
Service cost	5,185	5,214	7,382	6,643
Interest cost	8,459	8,312	9,685	7,479
Plan participant contributions	—	—	1,826	1,393
Plan amendments	481	250	—	227
Actuarial loss (gain)	13,515	(1,443)	13,972	1,094
Total benefits paid	(8,083)	(9,377)	(11,026)	(4,830)
Effect of exchange rates	—	—	9,372	13,724

Benefit obligation – end of year	141,291	121,734	205,958	175,190

Change in plan assets:
Fair value of plan assets – beginning of year	60,853	71,464	108,546	115,878
Acquisitions	—	—	—	1,292
Curtailments and settlements	—	—	(493)	—
Actual return on plan assets	5,911	(5,371)	3,709	(19,753)
Company contributions	7,895	4,137	12,607	5,097
Plan participant contributions	—	—	1,826	1,393
Benefits paid from plan assets	(8,083)	(9,377)	(10,944)	(4,830)
Effect of exchange rates	—	—	2,953	9,469

Fair value of plan assets – end of year	66,576	60,853	118,204	108,546

Funded status(a):	(74,715)	(60,881)	(87,754)	(66,644)
Unrecognized actuarial loss	24,468	11,203	74,289	54,698
Unrecognized prior service cost	7,122	7,315	1,275	1,396
Unrecognized transition (asset) obligation	(208)	(434)	163	(8)

Net amount recognized	$(43,333)	$(42,797)	$(12,027)	$(10,558)

Amount recognized in the balance sheet consists of:
Prepaid benefit	$—	$—	$4,087	$33,764
Accrued benefit liability	(60,432)	(53,374)	(54,693)	(45,929)
Intangible asset	6,596	6,697	901	660
Accumulated other comprehensive income	10,503	3,880	37,678 (b)	947

Net amount recognized	$(43,333)	$(42,797)	$(12,027)	$(10,558)

Plans with accumulated benefit obligations in excess of plan assets consists of the following:
Accumulated benefit obligation	$124,175	$107,611	$150,310	$42,775
Projected benefit obligation	141,291	121,734	185,890	46,139
Plan assets at fair value	66,576	60,853	100,752	1,228

(a)
The Company has certain unfunded supplemental defined benefit plans which provide benefits to eligible executives in the U.S. and employees abroad. As such, the above tables do not include the Company’s assets relating to these plans of $31,056 and $27,670 for the U.S. plans and $18,307 and $17,654 for the foreign plans as of August 2, 2003 and August 3, 2002, respectively. Liabilities, included in the tables above, related to these plans were $38,639 and $32,406 for the U.S. plans and $21,894 and $21,622 for the foreign plans as of August 2, 2003 and August 3, 2002, respectively.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

(b)
Our main U.K. pension plan had an unfunded accumulated benefit obligation at August 2, 2003, which resulted from the decline in the equity markets and the decline in interest rates used to measure obligations. As a result, the company recorded an additional pension liability of $6,409, wrote-off $30,825 in prepaid pension assets, recorded an intangible asset of $447 and recorded a charge of $36,787 ($25,751, net of tax) in other comprehensive income included in stockholders’ equity.

Net periodic benefit cost for the Company’s defined benefit pension plans includes the following components:

	U.S. Plans			Foreign Plans
	2003	2002	2001	2003	2002	2001

Service cost	$5,185	$5,214	$4,914	$7,382	$6,643	$5,342
Interest cost	8,459	8,312	8,091	9,685	7,479	5,826
Expected return on plan assets	(6,232)	(7,346)	(7,267)	(8,990)	(8,789)	(8,497)
Amortization of prior service cost	674	735	698	208	169	174
Amortization of net transition asset	(226)	(436)	(266)	(150)	(438)	(538)
Recognized actuarial loss (gain)	571	160	(136)	1,121	297	(137)
(Gain) loss due to curtailments and settlements	—	—	—	36	—	—

Net periodic benefit cost	$8,431	$6,639	$6,034	$9,292	$5,361	$2,170

The following table provides the weighted-average assumptions used to determine plan liabilities and expense:

	U.S. Plans			Foreign Plans
	2003	2002	2001	2003	2002	2001

Weighted average discount rate	6.25%	7.25%	7.50%	1.50-5.50%	2.00-6.25%	2.50-6.50%
Expected long-term rate of return on plan assets	8.00%	9.00%	10.00%	0.75-7.00%	0.75-7.00%	3.00-7.00%
Rate of compensation increase	4.00%	4.00%	4.75%	2.50-4.00%	2.50-4.00%	3.00-4.00%

Defined Contribution Plans

The Company’s 401(k) and profit sharing plan covers substantially all domestic employees of the Company and its participating subsidiaries, other than those employees covered by a union retirement plan. The Plan provides that participants may voluntarily contribute a percentage of their compensation and the Company will make a matching contribution equal to 100% of the first 3% of each participant’s contributions. Company contributions in excess of the matching contribution are contingent upon realization of profits of the Company and its participating subsidiaries, unless the Board of Directors decides otherwise. The expense associated with the plan for fiscal years 2003, 2002, and 2001 was $5,775, $4,158 and $4,273, respectively.

The Company and its subsidiaries also participate in defined contribution pension plans primarily for the benefit of certain foreign employees. The expense associated with these plans was $1,686, $1,012 and $1,843 for fiscal years 2003, 2002 and 2001, respectively.

CONTINGENCIES AND COMMITMENTS

Certain facilities of the Company are involved in environmental proceedings. The most significant matter pertains to the Company’s subsidiary, Gelman Sciences Inc. (“Gelman”), which constitutes most of the $14,189 of accruals in the Company’s Consolidated Balance Sheet at August 2, 2003 and the $7,000 and $8,200 charges recorded in fiscal 2002 and 2001, respectively, related to environmental matters. The increases recorded to the environmental liabilities represent management’s best estimate of the cost to be incurred to perform remediation. The estimates are based upon the feasibility of the use of certain remediation technologies and processes as well as the facts known to management at the time the estimates are made. (Refer to the Accounting Policies and Related Matters – Presentation and Use of Estimates note).

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Nearly ten years prior to the Company’s acquisition of Gelman in February 1997, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) seeking to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility, which allegedly was caused by Gelman’s disposal of waste water from its manufacturing process under legal and accepted discharge practices in the 1970s. Pursuant to a consent judgment entered into by Gelman and the State in 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900 in stipulated penalties for alleged violations of the Consent Judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court continued to hold “under advisement” the matter of penalties. The Court issued a Remediation Enforcement Order requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. The Company’s plan has been submitted to, and approved by, both the Court and the State. In the opinion of management, to date, the Court has expressed its satisfaction with the Company’s progress.

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

The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of August 2, 2003 and August 3, 2002 is immaterial to the financial position of the Company and the change in the accrual for fiscal year 2003 is immaterial to the Company’s consolidated results of operations, cash flows and financial position.

As of August 2, 2003, the Company had performance bonds outstanding relating primarily to its long-term contracts with governmental agencies of approximately $25,000.

The Company and its subsidiaries lease office and warehouse space, automobiles, computers and office equipment. Rent expense for all operating leases amounted to approximately $21,944 in 2003, $17,294 in 2002 and $17,225 in 2001. Future minimum rental commitments at August 2, 2003, for all non-cancelable operating leases with initial terms exceeding one year are $23,878 in 2004; $21,311 in 2005; $14,519 in 2006; $9,040 in 2007; $5,545 in 2008 and $3,095 thereafter.

The Company has employment agreements with its executive officers, the terms of which expire at various times through August 2005. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specified management goals are attained as discussed in the Incentive Compensation Plan note. The aggregate commitment for future salaries at August 2, 2003, excluding bonuses, was approximately $15,633.

COMMON STOCK

Shareholder Rights Plan

In 1989, the Board of Directors adopted, and the Company’s shareholders approved, a Shareholder Rights Plan. Under the Plan, as amended on April 20, 1999, one right is attached to each outstanding share of the Company’s common stock. Each right, when it becomes exercisable, will entitle the registered holder to purchase one share of the Company’s common stock at an initial exercise price of $80 per share, subject to adjustment in certain events. The rights will become exercisable and will trade separately from the common stock (1) ten days after any person or group acquires 20% or more of the Company’s outstanding common stock (an Acquiring Person), or (2) ten

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

business days after any person or group commences or announces a tender offer for 20% or more of the outstanding common stock. If any person or group becomes an Acquiring Person, each holder of a right, other than rights owned by the Acquiring Person, would thereafter be entitled, upon exercise of the right at the exercise price, to receive a number of shares of common stock of the Company having a market value at that time of twice the exercise price of the right. Alternatively, the Board of Directors could exchange the rights not owned by the Acquiring Person for common stock at an exchange ratio of one share of common stock per right. In addition, if the Company is acquired in a merger or other business combination, or 50% or more of its consolidated assets or earning power are sold, each holder of a right would thereafter be entitled, upon exercise of the right at the exercise price, to receive a number of shares of the most powerful voting capital stock of the acquiring company which at the time of the business combination or sale had a market value of twice the exercise price of the right.

The rights will expire on December 1, 2009, unless earlier redeemed. The rights are redeemable by the Board of Directors for one-third of a cent per right at any time until a person or group becomes an Acquiring Person.

Stock Repurchase Programs

On January 20, 2000, the Company’s Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. In fiscal years 2002 and 2001, the Company bought 504 and 2,095 shares at an aggregate cost of $9,999 and $44,976, respectively. The Company did not purchase treasury stock during fiscal year 2003, and $139,844 remained to be expended under the Board’s January 2000 authorization, which expired in January 2003. On October 17, 2003, the Company’s Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock.

Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes. At August 2, 2003, the Company held 3,276 treasury shares.

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

The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over four years for matches made thereafter. Such restricted units aggregated 527 and 586 as of August 2, 2003, and August 3, 2002, respectively. In fiscal 2003 and 2002, approximately 128 and 30 vested restricted units, respectively were distributed. During fiscal 2003, 2002 and 2001 participants’ deferred compensation and cash payments amounted to $1,142, $1,757 and $2,418 and the Company recognized $554, $1,493 and $1,478, respectively, of expense related to matching restricted units.

The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. During fiscal 2003, 2002 and 2001, the Company issued 305, 193 and 153 shares at an average price of $14.86, $17.45 and $18.02, respectively.

All of the above shares were issued from treasury stock.

Stock Option Plans

The Company has adopted several plans that provide for the granting of stock options to officers, employees and non-employee directors at option prices equal to the market price of the common stock at the date of grant. The forms of option adopted provide that the options may not be exercised within one year from the date of grant, and expire if not completely exercised within 10 years from the date of grant. For the most part, in any year after the first

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

year, the options can be exercised with respect to only up to 25% of the shares subject to the option, computed cumulatively. The Company’s shareholders have approved all of the Company’s stock option plans.

Changes in the options outstanding during fiscal years 2001, 2002 and 2003 are summarized in the following table:

	Number of Options	Price Range	Weighted Average Price	Options Exercisable

Balance – July 29, 2000	7,924	$2.60-27.25	$20.39	4,091
Fiscal 2001:
Options granted	3,605	19.72-23.89	22.08
Options exercised	(1,186)	2.64-24.25	19.10
Options terminated	(2,248)	17.38-27.25	23.84

Balance – July 28, 2001	8,095	2.60-26.75	20.38	2,314
Fiscal 2002:
Options granted	334	16.78-24.27	20.50
Options exercised	(679)	2.60-23.50	19.45
Options terminated	(363)	16.10-26.75	20.90

Balance – August 3, 2002	7,387	4.47-24.56	20.50	3,796
Fiscal 2003:
Options granted	3,930	16.13-23.89	17.33
Options exercised	(1,265)	4.47-23.94	18.28
Options terminated	(1,521)	16.13-22.09	20.30

Balance – August 2, 2003	8,531	$11.50-24.56	$19.36	2,824

As of August 2, 2003, 10,184 shares of common stock of the Company were reserved for the exercise of stock options and 1,653 options were available for grant. To the extent treasury shares are used to satisfy option exercises, these reserved shares will not be issued.

The following table summarizes the status of stock options outstanding and exercisable as of August 2, 2003, by range of exercise price:

		Options Outstanding		Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable	Weighted Average Exercise Price

$11.50-16.13	1,338	$16.13	9.1	4	$14.96
$16.14-17.38	721	17.35	1.1	698	17.37
$17.39-22.08	3,174	18.20	7.9	542	18.87
$22.09-24.56	3,298	22.23	7.4	1,580	22.23

	8,531	$19.36	7.3	2,824	$20.38

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Pro Forma Disclosures

The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for its stock based compensation plans under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148:

	2003	2002	2001

Net earnings, as reported	$103,202	$73,234	$118,010
Pro forma stock compensation expense, net of tax benefit	13,658	10,962	6,506

Pro forma net earnings	$89,544	$62,272	$111,504

Earnings per share:
Basic – as reported	$.84	$.60	$.96
Basic – pro forma	$.73	$.51	$.91
Diluted – as reported	$.83	$.59	$.95
Diluted – pro forma	$.72	$.50	$.90

The fair value of options granted is calculated using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value of each option grant:

	2003	2002	2001

Average fair value of options granted	$6.75	$8.36	$6.75
Valuation assumptions:
Expected dividend yield	1.9%	2.0%	3.6%
Expected volatility	33.0%	33.0%	33.0%
Expected life (years)	10	10	10
Risk-free interest rate	4.1%	5.1%	4.8%

INCENTIVE COMPENSATION PLAN

The plan provides additional compensation to officers and key employees of the Company and its subsidiaries based upon the achievement of specified management goals. The Compensation Committee of the Board of Directors establishes the goals on which the Company’s executive officers are compensated, and management establishes the goals for other covered employees. The aggregate amounts charged to expense in connection with the plan were $19,960, $7,400 and $11,100 for fiscal years 2003, 2002 and 2001, respectively.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

OTHER COMPREHENSIVE INCOME

The Company has elected to report comprehensive income in the Consolidated Statement of Stockholders’ Equity. The changes in the components of other comprehensive (loss) income are as follows:

	Pretax Amount	Tax Effect	Net Amount

Fiscal 2001:
Unrealized translation adjustment	$(15,142)	$(1,455)	$(16,597)
Minimum pension liability adjustment	(864)	336	(528)
Unrealized accumulated investment gains	8,953	(3,163)	5,790
Unrealized losses on derivatives	(1,627)	570	(1,057)

Other comprehensive loss	$(8,680)	$(3,712)	$(12,392)

Fiscal 2002:
Unrealized translation adjustment	$31,658	$860	$32,518
Minimum pension liability adjustment	(1,993)	713	(1,280)
Unrealized accumulated investment losses	(3,039)	1,099	(1,940)
Unrealized losses on derivatives	(415)	145	(270)

Other comprehensive income	$26,211	$2,817	$29,028

Fiscal 2003:
Unrealized translation adjustment	$43,584	$2,751	$46,335
Minimum pension liability adjustment	(43,354)	13,379	(29,975)
Unrealized accumulated investment gains	4,555	116	4,671
Unrealized gains on derivatives	965	(338)	627

Other comprehensive income	$5,750	$15,908	$21,658

The unrealized gains (losses) on available-for-sale securities, net of related taxes, consisted of the following:

	2003	2002	2001

Net unrealized gains (losses) arising during the period, net of tax (benefit) expense of $(1,100) and $2,866 in 2002, and 2001, respectively	$4,516	$(16,435)	$5,239
Net loss included in net earnings for the period, net of tax benefit of $297 in 2001	–	–	551
Adjustment for unrealized loss included in net earnings due to impairment	155	14,495	–

Other comprehensive income (loss)	$4,671	$(1,940)	$5,790

SEGMENT INFORMATION AND GEOGRAPHIES

The Company operates in a matrix that is both geographic and market-based. The market-based part of the matrix is organized around the two principal markets in which its customers conduct their business: Life Sciences and Industrial. The two principal markets are further divided into five segments as described below:

Life Sciences:

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

Medical: includes sales of disposable blood filtration and cardiovascular filtration products primarily to blood centers and hospitals.

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

Aerospace: includes sales of filtration products, fluid monitoring equipment and shipboard water/waste water filtration products to the aerospace industry for use on commercial and military aircraft, ships and land-based vehicles.

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

The Company’s underlying accounting records are maintained on a legal entity or geographic basis for operational, statutory and public reporting reasons. Many of the legal or geographic entities operate in more than one reportable segment. The segments benefit from the shared resources of those entities such that certain assets and activities are shared and are not specifically identifiable to a particular segment. Accounts receivable and inventory are most specifically identifiable to the segments; however, certain operating assets, principally property, plant and equipment, are shared. Similarly, certain expenses incurred by those entities for various support functions such as human resources, information services, finance, facility costs (including depreciation expense) and other overhead costs are allocated to the segments using various methodologies based upon the nature of the expense. As such, the Company’s market segment information requires extensive allocation of costs, which are judgmental in nature.

Cash and cash equivalents, short-term investments, investments and retirement benefit assets, income taxes, goodwill and intangible assets and headquarters assets, all of which are managed at the Corporate level, are included in Corporate assets. Accordingly, expenses associated with the headquarters operations, amortization of intangible assets, interest expense, net, the provision for income taxes, as well as restructuring and other charges are excluded from the measurement and evaluation of the profitability of the Company’s reportable segments. Certain prior year amounts have been reclassified to conform to the current year presentation of Corporate assets.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

MARKET SEGMENT INFORMATION

	2003	2002	2001

SALES TO UNAFFILIATED CUSTOMERS:
Medical	$317,051	$311,037	$305,722
BioPharmaceuticals	351,874	293,809	269,770

Life Sciences	668,925	604,846	575,492

General Industrial	595,210	407,382	346,459
Aerospace	185,431	158,753	158,310
Microelectronics	164,069	119,839	155,162

Industrial	944,710	685,974	659,931

Total	$1,613,635	$1,290,820	$1,235,423

OPERATING PROFIT:
Medical	$57,745	$43,255	$54,361
BioPharmaceuticals	82,207	76,511	69,413

Life Sciences	139,952	119,766	123,774

General Industrial	67,493	45,320	58,004
Aerospace	52,593	37,489	46,096
Microelectronics	28,103	7,477	17,309

Industrial	148,189	90,286	121,409

Subtotal	288,141	210,052	245,183
Restructuring and other charges, net	(47,524)	(32,836)	(17,248)
General corporate expenses	(72,943)	(62,910)	(60,972)
Interest expense, net	(24,438)	(14,331)	(16,643)

Earnings before income taxes	$143,236	$99,975	$150,320

DEPRECIATION AND AMORTIZATION:
Medical	$15,894	$16,519	$15,528
BioPharmaceuticals	14,925	14,404	14,169

Life Sciences	30,819	30,923	29,697

General Industrial	26,415	22,283	17,744
Aerospace	4,304	4,642	4,265
Microelectronics	7,222	4,743	5,144

Industrial	37,941	31,668	27,153

Subtotal	68,760	62,591	56,850
Corporate	15,179	11,412	14,640

Total	$83,939	$74,003	$71,490

CAPITAL EXPENDITURES:
Life Sciences	$32,761	$40,497	$44,997
Industrial	26,739	26,753	29,373

Subtotal	59,500	67,250	74,370
Corporate	2,670	2,671	3,464

Total	$62,170	$69,921	$77,834

IDENTIFIABLE ASSETS:
Medical	$140,924	$126,006
BioPharmaceuticals	143,762	135,043
Shared Life Sciences Assets	279,946	277,999

Life Sciences	564,632	539,048

General Industrial	278,640	273,983
Aerospace	69,562	62,872
Microelectronics	65,021	74,858
Shared Industrial Assets	304,022	325,983

Industrial	717,245	737,696

Subtotal	1,281,877	1,276,744
Corporate	734,849	733,699

Total	$2,016,726	$2,010,443

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

GEOGRAPHIES

	2003	2002	2001

SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$630,307	$584,327	$575,801
Europe	671,660	472,569	421,100
Asia	311,668	233,924	238,522

Total	$1,613,635	$1,290,820	$1,235,423

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$164,512	$123,336	$128,433
Europe	87,057	61,720	55,507
Asia	3,828	2,266	4,845

Total	$255,397	$187,322	$188,785

TOTAL SALES:
Western Hemisphere	$794,819	$707,663	$704,234
Europe	758,717	534,289	476,607
Asia	315,496	236,190	243,367
Eliminations	(255,397)	(187,322)	(188,785)

Total	$1,613,635	$1,290,820	$1,235,423

OPERATING PROFIT:
Western Hemisphere	$116,035	$87,376	$116,571
Europe	120,992	82,258	83,555
Asia	52,269	37,437	44,003
Eliminations	(1,155)	2,981	1,054

Subtotal	288,141	210,052	245,183
Restructuring and other charges, net	(47,524)	(32,836)	(17,248)
General corporate expenses	(72,943)	(62,910)	(60,972)
Interest expense, net	(24,438)	(14,331)	(16,643)

Earnings before income taxes	$143,236	$99,975	$150,320

IDENTIFIABLE ASSETS:
Western Hemisphere	$590,942	$616,103
Europe	520,253	501,904
Asia	186,099	172,160
Eliminations	(15,417)	(13,423)

Subtotal	1,281,877	1,276,744
Corporate	734,849	733,699

Total	$2,016,726	$2,010,443

Sales by the Company’s U.S. operations to unaffiliated customers totaled approximately $600,000, $566,000 and $557,000 in fiscal years 2003, 2002 and 2001, respectively. Included therein are export sales of approximately $72,000, $72,000 and $73,000 in fiscal years 2003, 2002 and 2001, respectively. Sales by the Company’s subsidiaries in Germany amounted to approximately $183,000, $124,000 and $105,000 in fiscal years 2003, 2002 and 2001, respectively. Sales by the Company’s subsidiary in Japan amounted to approximately $169,000, $134,000 and $155,000 in fiscal years 2003, 2002 and 2001, respectively. The Company considers its foreign operations to be of major importance to its future growth prospects, and does not believe the risk of its foreign business differs materially from its domestic business, except for the risk of currency fluctuations.

Intercompany sales between geographic areas are generally priced on the basis of a markup of manufacturing costs to achieve an appropriate sharing of the profit between the parties.

PALL CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands, except per share data)

Description	Balance at Beginning of Year	Additions to Reserve(a)	Write-offs	Translation Adjustment	Balance at End of Year

Allowance for doubtful accounts:
Year Ended:
August 2, 2003	$12,906	$3,103	$(4,975)	$666	$11,700
August 3, 2002	$7,197	$7,936	$(2,630)	$403	$12,906
July 28, 2001	$7,832	$2,491	$(2,974)	$(152)	$7,197

Reserve for inventory obsolescence:
Year Ended:
August 2, 2003	$37,177	$8,808	$(19,883)	$1,390	$27,492
August 3, 2002	$16,305	$20,458	$(364)	$778	$37,177
July 28, 2001	$14,043	$5,032	$(2,333)	$(437)	$16,305

(a)
Includes amounts charged to costs and expenses as well as reserves recorded upon the acquisition of FSG in 2002 of $4,269 and $9,927 for the allowance for doubtful accounts and reserve for inventory obsolescence, respectively.