Form 10-Q
period 2003-10-31
PALL CORP
filed 2003-12-15
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003 or

       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period from                 to

Commission File Number 1- 4311

PALL CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1541330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2200 Northern Boulevard, East Hills, NY	11548
(Address of principal executive offices)	(Zip Code)

(516) 484-5400
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

     The number of shares of the registrant’s common stock outstanding as of December 5, 2003 was 125,725,000.

Back to Contents

     Table of Contents

Back to Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Oct. 31, 2003	Aug. 2, 2003

ASSETS
Current assets:
Cash and cash equivalents	$134,081	$126,653
Short-term investments	27,000	23,100
Accounts receivable, net	388,991	423,467
Inventories	291,855	274,442
Other current assets	94,954	90,772

Total current assets	936,881	938,434
Property, plant and equipment, net	601,656	600,153
Goodwill, net	241,886	240,579
Intangible assets, net	48,292	50,747
Other non-current assets	190,514	186,813

Total assets	$2,019,229	$2,016,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$278,381	$307,835
Income taxes	44,750	49,870
Current portion of long-term debt	39,790	44,914
Notes payable to banks	15,743	18,877

Total current liabilities	378,664	421,496
Long-term debt, net of current portion	495,552	489,870
Deferred taxes and other non-current liabilities	160,168	170,824

Total liabilities	1,034,384	1,082,190

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	110,507	109,616
Retained earnings	896,832	884,690
Treasury stock, at cost	(59,885)	(70,198)
Stock option loans	(1,859)	(1,955)
Accumulated other comprehensive income (loss):
Foreign currency translation	55,155	28,906
Minimum pension liability	(33,054)	(33,054)
Unrealized investment gains	5,054	4,435
Unrealized losses on derivatives	(701)	(700)

	26,454	(413)

Total stockholders’ equity	984,845	934,536

Total liabilities and stockholders’ equity	$2,019,229	$2,016,726

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	Oct. 31, 2003	Nov. 2, 2002

Net sales	$374,286	$332,210
Cost of sales	194,221	174,261

Gross profit	180,065	157,949

Selling, general and administrative expenses	131,907	116,860
Research and development	13,708	13,045
Restructuring and other charges, net	(3,703)	40,375
Interest expense, net	5,152	7,266

Earnings (loss) before income taxes	33,001	(19,597)
Income taxes	8,333	3,541

Net earnings (loss)	$24,668	$(23,138)

Earnings (loss) per share:
Basic	$0.20	$(0.19)
Diluted	$0.19	$(0.19)

Dividends declared per share	$0.09	$0.09

Average shares outstanding:
Basic	125,436	122,825
Diluted	126,507	122,825

     See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	Oct. 31, 2003	Nov. 2, 2002

Net cash provided by operating activities	$31,542	$34,767

Investing activities:
Acquisitions of businesses, net of cash acquired	(679)	(7,999)
Capital expenditures	(10,521)	(14,456)
Disposals of fixed assets	524	1,118
Short-term investments	(3,900)	17,600

Net cash used by investing activities	(14,576)	(3,737)

Financing activities:
Notes payable	(3,941)	(379,099)
Long-term borrowings	13,237	380,004
Repayments of long-term debt	(22,394)	(37,208)
Net proceeds from stock plans	10,073	1,148
Dividends paid	(11,210)	(11,049)

Net cash used by financing activities	(14,235)	(46,204)

Cash flow for period	2,731	(15,174)
Cash and cash equivalents at beginning of year	126,653	105,224
Effect of exchange rate changes on cash	4,697	457

Cash and cash equivalents at end of period	$134,081	$90,507

Supplemental disclosures:
Interest paid	$5,079	$5,125
Income taxes paid (net of refunds)	15,779	8,234

     See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

     The financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position, results of operations and cash flows as of the dates and for the periods presented herein. These financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003 (“2003 Form 10-K”).

NOTE 2 – RESTRUCTURING AND OTHER CHARGES, NET

     The following table summarizes the restructuring related items and other (income)/charges recorded in the first quarters of fiscal 2004 and 2003:

Three Months Ended Oct. 31, 2003	Restructuring	Other (Income)/ Charges	Total

Severance (a)	$1,570	$—	$1,570
German pension liability (b)		(5,289)	(5,289)
Other	—	16	16

	$1,570	$(5,273)	$(3,703)

Cash	$1,570	$—	$1,570
Non-cash	—	(5,273)	(5,273)

	$1,570	$(5,273)	$(3,703)

Three Months Ended Nov. 2, 2002

In-process research and development (c)	$—	$37,600	$37,600
Severance (c)	2,775	—	2,775

	$2,775	$37,600	$40,375

Cash	$2,775	$—	$2,775
Non-cash	—	37,600	37,600

	$2,775	$37,600	$40,375

(a)	In the first quarter of fiscal 2004, the Company implemented a plan to reorganize and streamline its operations in Japan. The plan, which affects both sales and support personnel, is expected to increase productivity and result in a more efficient, sales focused operation. As a result, the Company recorded severance liabilities for the termination of certain employees.

(b)	Reflects non-recurring income related to a decrease of pension liabilities in Germany due to an overstatement of pension expense that occurred during a five-year period, the effect of which was not significant in any period.

(c)	At the date of the FSG acquisition (refer to the Acquisitions note that accompanies the consolidated financial statements included in the Company’s 2003 Form 10-K), management began formulating integration plans and identifying synergistic opportunities. During the fourth quarter of fiscal 2002 and during the first quarter of fiscal 2003, the Company announced and implemented plans to eliminate redundant employees and facilities and to consolidate certain manufacturing lines with other Pall facilities. The Company also consolidated its United States and European sales routes to market. As a result of the consolidation of routes to market, the Company terminated certain sales employees worldwide. During the first quarter of fiscal 2003, the Company also recorded a charge of $37,600 to write-off in-process research and development acquired in the acquisition of FSG.

Furthermore, during the first quarter of fiscal 2003, the Company reorganized its Life Sciences business such that the Company’s hospital and medical OEM sub-segments were combined with the former Blood segment to form a new segment called Pall Medical. This reorganization, which is expected to reduce costs, included employee terminations.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

 The following table summarizes the activity for the quarter ended October 31, 2003 related to restructuring liabilities that were recorded in fiscal 2004, 2003 and fiscal 2002:

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2004
Balance at Aug. 2, 2003	$—	$—	$—
Additions	1,570	—	1,570
Utilized	(159)	—	(159)

Balance at Oct 31, 2003	$1,411	$—	$1,411

Fiscal 2003
Balance at Aug. 2, 2003	$6,657	$2,530	$9,187
Additions	—	—	—
Utilized	(1,169)	(204)	(1,373)

Balance at Oct 31, 2003	$5,488	$2,326	$7,814

Fiscal 2002
Balance at Aug. 2, 2003	$1,447	$303	$1,750
Additions	—	—	—
Utilized	(121)	(107)	(228)

Balance at Oct 31, 2003	$1,326	$196	$1,522

     With respect to the Gelman environmental matter, it has recently been determined that a certain aquifer and related plume are larger than originally anticipated. In light of this development, we are currently evaluating various remediation alternatives, which may result in an adjustment to our environmental remediation reserves.

NOTE 3 – STOCK BASED COMPENSATION PLANS

     The Company has elected to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock based compensation plans. The fair value of options granted is calculated using the Black-Scholes option-pricing model.

     The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had accounted for its stock based compensation plans under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148:

	Three Months Ended

	Oct. 31, 2003	Nov. 2, 2002

Net earnings (loss), as reported	$24,668	$(23,138)
Pro forma stock compensation expense, net of tax benefit	2,848	2,577

Pro forma net earnings (loss)	$21,820	$(25,715)

Earnings (loss) per share:
Basic—as reported	$.20	$(.19)
Basic—pro forma	$.17	$(.21)
Diluted—as reported	$.19	$(.19)
Diluted—pro forma	$.17	$(.21)

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 4 – EARNINGS (LOSS) PER SHARE

     The consolidated statements of operations present basic and diluted earnings (loss) per share. Basic earnings (loss) per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share considers the potential effect of dilution on basic earnings (loss) per share assuming potentially dilutive securities, such as stock options, that meet certain criteria were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. Employee stock options of 180 shares were not included in the computation of diluted shares for the three months ended October 31, 2003 because their effect would have been antidilutive. For the three months ended November 2, 2002, basic and diluted shares are the same because a net loss was reported.

     The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended

	Oct. 31, 2003	Nov. 2, 2002

Basic shares outstanding	125,436	122,825
Effect of dilutive securities:
Stock option plans	1,067	—
Other	4	—

Diluted shares outstanding	126,507	122,825

NOTE 5 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	Oct. 31, 2003	Aug. 2, 2003

Accounts receivable, net:
Accounts receivable	$401,342	$435,167
Less: Allowances for doubtful accounts	12,351	11,700

	$388,991	$423,467

Inventories:
Raw materials and components	$90,556	$86,302
Work-in-process	50,842	39,676
Finished goods	150,457	148,464

	$291,855	$274,442

Property, plant and equipment, net:
Property, plant and equipment	$1,189,671	$1,163,418
Less: Accumulated depreciation and amortization	588,015	563,265

	$601,656	$600,153

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

     The following table presents goodwill, net of accumulated amortization, allocated by reportable segment in accordance with SFAS No. 142:

	Oct. 31, 2003	Aug. 2, 2003

Medical	$27,652	$27,290
BioPharmaceuticals	28,900	28,697

Life Sciences	56,552	55,987

General Industrial	157,069	156,414
Aerospace	6,126	6,125
Microelectronics	22,139	22,053

Industrial	185,334	184,592

	$241,886	$240,579

     The change in the carrying amount of goodwill is primarily attributable to the changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.

     Intangible assets, net, consist of the following:

	Oct. 31, 2003		Aug. 2, 2003

	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Patents and unpatented technology	$77,906	$34,066	$78,574	$32,588
Trademarks	3,548	1,212	3,529	1,139
Other	5,733	3,617	5,729	3,358

	$87,187	$38,895	$87,832	$37,085

     Patents and trademarks include costs to register new patents and trademarks. Patents also include expenditures to successfully defend certain patents as well as for paid-up licenses for third-party patents.

     Amortization expense for these intangible assets for the three months ended October 31, 2003 and November 2, 2002 was $2,003 and $1,957, respectively. Amortization expense is estimated to be approximately $5,000 for the remainder of fiscal 2004 and $5,800 in 2005, $5,700 in 2006, $5,600 in 2007, $4,600 in 2008 and $4,200 in 2009.

NOTE 7 – OTHER NON-CURRENT ASSETS

     The Company owns 6,400 of V.I. Technologies, Inc. (“VITEX”) shares at an adjusted cost basis (original cost less any impairment losses previously recorded) of $1.27 per share, or $8,101. The Company’s investment in VITEX has been recorded at the October 31, 2003 fair market value of $2.09 per share, or $13,376, in the accompanying Condensed Consolidated Balance Sheet. The market price of VITEX shares has been extremely volatile since October 31, 2003 with a price as low as $.55 and as high as $2.57 per share. This volatility would appear to be related to the setback of one of two Phase III clinical trials and VITEX’s cash position. On December 5, 2003, VITEX management announced that they had entered into agreements to sell approximately 3,700 shares of their common stock for gross proceeds of $3,400. Based upon these facts and circumstances, the Company determined that an impairment charge was not appropriate.

NOTE 8 – PRODUCT WARRANTY

     The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of October 31, 2003 and August 2, 2003 is immaterial to the consolidated financial position of the Company and the change in the accrual for the current quarter of fiscal 2003 is immaterial to the Company's consolidated results of operations, cash flows or financial position.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 9 – COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) was comprised of the following for the three months ended October 31, 2003 and November 2, 2002.

	Oct. 31, 2003	Nov. 2, 2002

Net earnings (loss)	$24,668	$(23,138)

Unrealized translation adjustment	23,683	3,764
Income taxes	2,566	(103)

Unrealized translation adjustment, net	26,249	3,661

Minimum pension liability adjustment	—	7
Income taxes	—	(3)

Minimum pension liability adjustment, net	—	4

Change in unrealized accumulated investment gains (losses)	698	(2,330)
Income taxes	(79)	(139)

Change in unrealized accumulated investment gains (losses), net	619	(2,469)

Unrealized (losses) gains on derivatives	(2)	408
Income taxes	1	(143)

Unrealized (losses) gains on derivatives, net	(1)	265

Total comprehensive income (loss)	$51,535	$(21,677)

NOTE 10 – SEGMENT INFORMATION AND GEOGRAPHIES

MARKET SEGMENT INFORMATION	Three Months Ended

	Oct. 31, 2003	Nov. 2, 2002

SALES TO UNAFFILIATED CUSTOMERS:
Medical	$70,364	$57,966
BioPharmaceuticals	81,930	74,063

Total Life Sciences	152,294	132,029

General Industrial	138,623	126,379
Aerospace	43,543	36,953
Microelectronics	39,826	36,849

Total Industrial	221,992	200,181

Total	$374,286	$332,210

OPERATING PROFIT:
Medical	$6,978	$4,527
BioPharmaceuticals	17,975	15,172

Life Sciences	24,953	19,699

General Industrial	12,824	10,824
Aerospace	11,372	8,487
Microelectronics	4,747	4,814

Industrial	28,943	24,125

Subtotal	53,896	43,824
Restructuring and other charges, net	3,703	(40,375)
General corporate expenses	(19,446)	(15,780)
Interest expense, net	(5,152)	(7,266)

Earnings (loss) before income taxes	$33,001	$(19,597)

GEOGRAPHIES:
SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$141,987	$138,067
Europe	159,723	135,050
Asia	72,576	59,093

Total	$374,286	$332,210

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

	Three Months ended

	Oct. 31, 2003	Nov. 2, 2002

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$40,028	$39,570
Europe	23,080	18,301
Asia	999	874

Total	$64,107	$58,745

TOTAL SALES:
Western Hemisphere	$182,015	$177,637
Europe	182,803	153,351
Asia	73,575	59,967
Eliminations	(64,107)	(58,745)

Total	$374,286	$332,210

OPERATING PROFIT:
Western Hemisphere	$20,742	$19,949
Europe	22,773	17,727
Asia	10,508	6,459
Eliminations	(127)	(311)

Subtotal	53,896	43,824
Restructuring and other charges	3,703	(40,375)
General corporate expenses	(19,446)	(15,780)
Interest expense, net	(5,152)	(7,266)

Earnings (loss) before income taxes	$33,001	$(19,597)

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     The matters discussed in this Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to: fluctuations in foreign currency exchange rates; regulatory approval and market acceptance of new technologies; changes in product mix and product pricing and in interest rates and cost of raw materials; the Company’s success in enforcing its patents and protecting its proprietary products and manufacturing techniques and its ability to achieve the savings anticipated from its cost reduction initiatives; global and regional economic conditions and legislative, regulatory and political developments; and domestic and international competition in the Company’s global markets.

     You should read the following discussion together with Pall’s condensed consolidated financial statements and Notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 2, 2003. The discussions under the subheadings “Review of Market Segment and Geographies” below are in local currency unless indicated otherwise. As used below, “½%” indicates that we have rounded the relevant data up or down to the nearest one-half percentage point. Dollar amounts discussed below are in thousands, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.

Results of Operations

Review of Consolidated Results

     Sales for the quarter increased 12½% to $374,286 from $332,210 in the first quarter of last year. Exchange rates increased reported sales in the quarter by $25,298, or 7½%, primarily due to the strengthening of the Euro and to a lesser extent the British Pound and Japanese Yen. In local currency (i.e., had exchange rates not changed year over year), sales increased 5%. Overall, pricing was flat in the quarter. All segments contributed to the growth in sales compared to last year with the exception of General Industrial, which was flat. Growth was particularly strong in Medical and Aerospace. By geography, sales in Asia increased significantly and accounted for approximately 20% of total sales in the quarter. We expect overall sales in local currency to grow mid-single digits in fiscal year 2004. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

     Cost of sales in the quarter, as a percentage of sales, declined to 51.9% from 52.5% in the first quarter of fiscal 2003. The improvement in cost of sales reflects the benefit of foreign exchange and a change in product mix. We are expecting to achieve modest improvement in cost of sales, as a percentage of sales, in fiscal year 2004.

     Selling, general and administrative expenses as a percentage of sales in the quarter were 35.2% on par with the first quarter of last year as synergies achieved related to our FSG integration efforts and the effects of our cost reduction programs were offset by increased pension, consulting and insurance costs as well as the impact of foreign exchange (estimated to have increased selling, general and administrative expenses by about $6,300 in the quarter). The increase in consulting costs relates to our CORE cost reduction programs as well as Sarbanes-Oxley compliance initiatives.

     At the end of the third quarter of fiscal 2003 we completed and identified $30,000 in annualized cost synergies that we expect to realize by the end of fiscal year 2004 as a result of our integration of FSG. We are in the process of securing $10 million in savings on an annualized basis for items such as freight, office supplies, parcel delivery and travel as part of our CORE cost reduction initiatives. We are currently in the investment stage of this program and as such savings will be small in the first two quarters but should total $2,500 for this fiscal year. Our expected savings as a result of the program should approximate $10,000 in fiscal 2005. We are continuing to evaluate other potential cost savings as well. In fiscal 2004, items such as pension, consulting and insurance are expected to increase above the fiscal 2003 levels, however our cost reduction initiatives are expected to offset these cost increases. As such, we are expecting to achieve modest improvement in selling, general and administrative expenses, as a percentage of sales, in fiscal year 2004.

     Research and development (“R&D”) expenses declined to 3.7% of sales from 3.9% last year, reflecting the benefit of programs in place to make more efficient use of R&D resources.

Back to Contents

     In the first quarter of fiscal 2004, we recorded non-recurring income, net, of $3,703 reflecting non-recurring income related to a decrease of pension liabilities in Germany due to an overstatement of pension expense that occurred during a five-year period, the effect of which was not significant in any period, partly offset by severance charges of $1,570 related to the reorganization of our Japanese operations. In the first quarter of fiscal 2003, we recorded restructuring, other charges and adjustments of $40,375 reflecting the write-off of in-process research and development acquired in the FSG acquisition of $37,600 and severance costs of $2,775. The charges were primarily related to the FSG acquisition and the realignment of our Life Sciences business. The details of the charges for the quarters ended October 31, 2003 and November 2, 2002 can be found in the Restructuring and Other Charges note accompanying the condensed consolidated financial statements. We expect to recover the costs of the restructuring-related charges within two years from the date of the charge.

     The following table summarizes the activity for the quarter ended October 31, 2003 related to restructuring liabilities that were recorded in fiscal 2004, 2003 and fiscal 2002:

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2004
Balance at Aug. 2, 2003	$—	$—	$—
Additions	1,570	—	1,570
Utilized	(159)	—	(159)

Balance at Oct 31, 2003	$1,411	$—	$1,411

Fiscal 2003
Balance at Aug. 2, 2003	$6,657	$2,530	$9,187
Additions	—	—	—
Utilized	(1,169)	(204)	(1,373)

Balance at Oct 31, 2003	$5,488	$2,326	$7,814

Fiscal 2002
Balance at Aug. 2, 2003	$1,447	$303	$1,750
Additions	—	—	—
Utilized	(121)	(107)	(228)

Balance at Oct 31, 2003	$1,326	$196	$1,522

     With respect to the Gelman environmental matter, it has recently been determined that a certain aquifer and related plume are larger than originally anticipated. In light of this development, we are currently evaluating various remediation alternatives, which may result in an adjustment to our environmental remediation reserves.

     Net interest expense in the quarter decreased $2,114 compared to the first quarter of last year. The reduction in net interest expense reflects decreased borrowings as we continue to utilize cash flow to pay down debt. Refer to the Liquidity and Capital Resources section of the Management’s Discussion and Analysis for a discussion of the reduction in net and gross debt.

     In the first quarter of fiscal 2004 the underlying tax rate was 24% compared with 22% for the first quarter of last year reflecting increased earnings in higher tax rate jurisdictions such as Western Europe and Japan. We expect to sustain a tax rate of 24% for all of fiscal 2004.

     Net earnings in the quarter were $24,668, or 19 cents per share, compared with a net loss of $23,138, or 19 cents per share last year. In summary, net earnings in the quarter benefited from organic sales growth, an improvement in gross margin, the controlling of expenses, decreased interest expense and the benefit of foreign exchange rates. We estimate that foreign exchange translation added approximately 3 cents to earnings per share in the quarter. In addition, the first quarter of fiscal 2004 included non-recurring income of $3,703 (primarily related to the adjustment of pension liabilities in Germany), whereas the first quarter of fiscal 2003 included the write-off of in-process research and development acquired in the FSG acquisition of $37,600. We expect earnings per share for fiscal year 2004 to be in the range of $1.25 to $1.40 per share.

Back to Contents

Review of Market Segments and Geographies

Market Segments:

     The table below presents sales by market segment including the effect of exchange rates for comparative purposes.

	Oct. 31, 2003	Nov. 2, 2002	% Change		Exchange Rate Difference	% Change in Local Currency

Medical	$70,364	$57,966	21	½	$3,109	16
BioPharmaceuticals	81,930	74,063	10	½	5,324	3	½

Total Life Sciences	152,294	132,029	15	½	8,433	9

General Industrial	138,623	126,379	9	½	13,183	(1)
Aerospace	43,543	36,953	18		1,666	13	½
Microelectronics	39,826	36,849	8		2,016	2	½

Total Industrial	221,992	200,181	11		16,865	2	½

Total	$374,286	$332,210	12	½	$25,298	5

     Life Sciences sales in the quarter increased 9% compared with the same period last year. Life Sciences represented approximately 41% of our total sales in the quarter compared with approximately 40% last year.

     Within Life Sciences, Medical segment sales grew 16% primarily due to a 19% increase in Blood sales. A 10% increase in sales in our Critical Care sub-market also contributed to the growth in Medical sales in the quarter. The growth in Blood sales reflects an easier comparison due to weak sales in the first quarter of fiscal 2003 that resulted from a decline in blood donations in the Western Hemisphere during that period. By geography, the Western Hemisphere and Europe posted strong growth in Medical sales in the quarter, while sales in Asia were down. There continues to be increasing core market demand for our blood filtration products and we offer a broad product portfolio to our customers. New water filtration products for medical applications such as the Aquasafe filter are growing and we expect our Bacterial Detection System to begin contributing to sales as blood centers around the world begin to test platelets for bacterial contamination prior to transfusion. We are also positioned for the renewal of existing multi-year agreements in the Western Hemisphere (that primarily expire in June 2004) and for the next round of European tenders (i.e., bids) for blood products. There is also upside potential in Asia, as the Japan Ministry of Health and the Japanese Red Cross are expediting a policy shift to universal leukocyte reduction of blood platelets by April 2004. Overall, we expect sales in our Medical segment to grow in the mid-single digit range in fiscal 2004.

     BioPharmaceuticals segment sales grew 3½% as compared with last year, driven by our Pharmaceutical sub-market where sales increased 9% compared with last year. This sub-market has benefited from increased production in the biotechnology industry. All geographies reported good growth in the Pharmaceuticals sub-market, which represents about 75% of the segments’ sales. In BioSciences, the other sub-market in our BioPharmaceuticals segment, sales were down 8½%. The decline in BioSciences reflects a weakness in laboratory sales, which have been effected by research spending cuts. We expect laboratory sales to recover to single-digit growth this year as momentum with our distribution partner VWR builds and through new products and partnerships. In addition, sales of new technologies in the drug discovery and diagnostics markets are growing at a faster rate. Strong growth in the Specialty Materials part of our BioSciences business partly offset the decline in laboratory sales. By geography, the decline in BioSciences reflects shortfalls in Europe and the Western Hemisphere. In Asia, BioSciences sales increased 14½%. In fiscal 2004, we expect high single-digit growth in BioPharmaceuticals.

     Our Industrial business, accounted for approximately 59% of total sales in the quarter compared with 60% last year. Industrial sales grew 2½% compared with the first quarter of last year, reflecting growth in Aerospace and Microelectronics, while General Industrial sales were flat.

     General Industrial segment sales, which are the largest portion of our Industrial business, had growth in Power Generation, Fuels & Chemicals and Machinery & Equipment, offset by a decline in Food & Beverage and Water Processing sales. Growth in General Industrial is impacted by certain cyclical end-user markets and also by timing of large system orders, which typically do not occur evenly across four quarters. Sales in our Power Generation sub-market increased 7% driven by strong growth in Asia. In Europe and the Western Hemisphere, Power Generation sales were down. In this sub-market, the turbine OEM market continues to be slow, however, the increasing need for water filtration in this industry is driving growth. Sales in our Fuels & Chemicals sub-market grew 2% reflecting strong sales in Asia. Sales in our Machinery & Equipment sub-market grew 1%, despite difficult industry conditions, with the Western Hemisphere and Asia contributing to this gain. Machinery & Equipment sales in Europe were down. Sales in our Water Processing and Food & Beverage sub-markets declined 11½ and 4%, respectively. The decline in sales in these two sub-markets reflects timing of orders, as sales in these businesses often reflect large projects. There is significant potential in our Water Processing business and it continues to be our fastest growing business despite the shortfall in the quarter. Backlog in this sub-market is also at record high. Overall, we expect sales in our General Industrial segment to grow in the mid-single digit range in fiscal 2004.

Back to Contents

     Aerospace sales grew 13½%, reflecting strong Military sales, with all geographies contributing to this gain. The growth in Military sales reflects replenishment of post-war inventories and peacekeeping initiatives as well as expanding military budgets. Commercial sales increased 7% reflecting strong growth in the Marine Water portion of this business (in Europe), while the Aerospace portion of the business was flat as it is still suffering from lower air traffic. By geography, Commercial sales increased in Europe, while sales in the Western Hemisphere and Asia were down. Military sales comprised approximately 50% of total Aerospace sales in the quarter compared with 48% last year. The windfall sales in fiscal year 2003 related to the Iraqi conflict are not likely to repeat this fiscal year and as such, we expect a low single-digit decline in Aerospace sales in fiscal 2004.

     Microelectronics sales grew 2½% as compared with last year driven by strong growth in Asia. Sales in the Western Hemisphere and Europe were down. The recovery in this market continues slowly and based on the activity we have seen so far this fiscal year, the business should continue to pick up. We, therefore, expect a mid-single digit increase in sales in fiscal 2004.

     The consolidated operating profit as a percentage of sales for the quarter increased to 14.4% from 13.2% last year.

     In Life Sciences, overall operating profit improved to 16.4% from 14.9% reflecting improvements in both Medical and Bio Pharmaceuticals operating profit margins.

     Within Life Sciences, Medical operating profit improved to 9.9% from 7.8% last year, while operating profit dollars increased by $2,451 or 54%. The improvements in operating profit reflect manufacturing-based cost reduction programs and synergies realized as a result of the reorganization of the critical care and blood businesses (refer to the Restructuring and Other Charges note accompanying the condensed consolidated financial statements for discussion of actions taken in fiscal 2003). Operating profit in BioPharmaceuticals increased to 21.9% from 20.5% last year. Operating profit dollars increased $2,803, or 18½%. The increase in operating profit and margin was primarily related to the increase in sales, particularly high margin Specialty Materials sales in the quarter. Overall we expect BioPharmaceuticals margins to fluctuate within a range of 20% – 25% based on the sales mix.

     Overall operating profit margins in Industrial improved to 13% from 12.1% last year. General Industrial operating profit improved slightly to 9.3% from 8.6% last year, while operating profit dollars increased by $2,000 or 18½%. Aerospace operating profit improved to 26.1% from 23%, while operating profit dollars grew $2,885 or 34%, primarily attributable to strong Military sales. Microelectronics operating profit declined to 11.9% from 13.1% last year due to product mix and R&D costs. Operating profit dollars were $4,747 on par with the first quarter of last year.

     The table below presents sales to unaffiliated customers by geography including the effect of exchange rates for comparative purposes.

	Oct. 31, 2003	Nov. 2, 2002	% Change		Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$141,987	$138,067	3		$973	2
Europe	159,723	135,050	18	½	19,834	3	½
Asia	72,576	59,093	23		4,491	15

Total	$374,286	$332,210	12	½	$25,298	5

     By geography, sales in the Western Hemisphere increased 2%. Exchange rates increased sales by $973, primarily related to the strengthening of the Argentine and Canadian currencies, resulting in reported sales growth of 3%. Operating profit improved to 11.4% of sales from 11.2% last year. Operating profit dollars increased $793, or 4%. The increase in operating profit in the Western Hemisphere reflects the improvements in margins achieved in our various business segments as noted above.

     In Europe, sales increased 3½% compared with last year. The strengthening of European currencies added $19,834 in sales, resulting in reported sales growth of 18½%. Operating profit improved to 12.5% from 11.6% last year, also reflecting the segment operating margin improvements cited above. Operating profit dollars increased $5,046, or 28½%.

Back to Contents

     Sales in Asia increased 15%. The strengthening of Asian currencies added $4,491 in sales, resulting in reported sales growth of 23%. The increase in sales resulted from strong growth in General Industrial and Microelectronics sales as cited above. In addition, sales have been favorably impacted by a shift from the way FSG recorded sales through their manufacturing sites to the way Pall records sales through local sales companies. This shift resulted in sales being recorded in Asia that would have been recorded in the Western Hemisphere and Europe under the FSG methodology. Operating profit increased to 14.3% from 10.8% last year, reflecting the segment operating profit improvements cited above as well as strong sales growth. Operating profit dollars increased $4,049, or 62½%.

     General corporate expenses increased $3,666 compared with last year, reflecting consulting related to CORE cost reduction programs and Sarbanes-Oxley compliance initiatives.

Liquidity and Capital Resources

     Net cash provided by operating activities for the first quarter of fiscal 2004 was $31,542, a decrease of $3,225 as compared with the first quarter of fiscal 2003. The decrease in cash flow reflects changes in working capital items such as accounts receivable, inventory and accrued liabilities partly offset by cash generated from increased earnings.

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at October 31, 2003 to those at August 2, 2003, the European currencies and the Yen have strengthened against the U.S. dollar.

     Working capital was approximately $558,200, a ratio of 2.5 at October 31, 2003 as compared with $516,900, a ratio of 2.2 at year-end fiscal 2003. Accounts receivable days sales outstanding were 93 days, as compared with 83 days at year-end fiscal 2003. Inventory turns of 2.9 remain unchanged from fiscal year-end 2003. The effect of foreign exchange increased inventory, accounts receivable and other current assets by $8,121, $12,645 and $1,200, respectively, as compared with year-end fiscal 2003. Additionally, foreign exchange increased accounts payable and other current liabilities by $6,757 and income taxes payable by $1,166.

     When operating the business day-to-day, excluding acquisitions but including funding capital expenditures and buying back common stock, our current intention is to keep net debt (debt net of cash, cash equivalents and short-term investments) at 25% to 30% of total capitalization (net debt plus equity). Net debt decreased by approximately $13,900 compared with year-end fiscal 2003. The impact of foreign exchange rates accounted for $2,500 of the reduction, while the fair value adjustment on our fixed to variable interest rate swaps carried as part of debt increased debt by approximately $8,600. As such, the actual cash reduction in our net debt was $20,000 in the first quarter of fiscal 2004. Overall, net debt, as a percentage of total capitalization, was 28.4% as compared with 30.2% at year-end fiscal 2003. Total gross debt decreased approximately $2,600 or about 1% as compared with year-end fiscal 2003. Our goal for fiscal 2004 is to reduce net debt by $75,000.

      Proceeds from stock plans were $10,073 in the quarter. Capital expenditures were $10,521 in the quarter. Depreciation and amortization expense were $19,490 and $2,067, respectively. Our goal is to keep capital expenditures below $70,000 in fiscal 2004. Also, depreciation and amortization expense are expected to be approximately $82,000 and $7,000, respectively in fiscal 2004.

      We own 6,400 of V.I. Technologies, Inc. (“VITEX”) shares at an adjusted cost basis (original cost less any impairment losses previously recorded) of $1.27 per share, or $8,101. Our investment in VITEX has been recorded at the October 31, 2003 fair market value of $2.09 per share, or $13,376 in the accompanying Condensed Consolidated Balance Sheet. For more detail regarding our investment in VITEX, refer to the Other Non-Current Assets note accompanying the consolidated financial statements.

     We consider our existing lines of credit, along with the cash generated from operations, to be sufficient for future growth. It is management’s intention to refinance any unpaid amounts under the unsecured senior revolving credit facility prior to its expiration in 2005.

Recently Issued Accounting Pronouncements

     Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”), was issued in January 2003. FIN No. 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the entity. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN No. 46 to the end of the interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003. The Company is in the process of assessing the effect of FIN No. 46 and does not expect its adoption to have a material effect on the Company’s results of operations, cash flows or financial position.

Back to Contents

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a–14 and 15d–14 under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal first quarter ended October 31, 2003 or in other factors that could significantly affect the Company’s internal control over financial reporting.

     PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by the Company in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900,000 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. The Company’s plan has been submitted to, and approved by, both the Court and the State. In the opinion of management, to date the Court has expressed its satisfaction with the Company’s progress. In correspondence dated June 5, 2001, the State asserted that additional stipulated penalties in the amount of $141,500 were owed for a separate alleged violation of the consent judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request under advisement, pending the results of certain groundwater monitoring data. Those data have been submitted to the Court, but no ruling has been issued. Finally, on August 9, 2001, the State made a written demand for reimbursement of $227,462 it has allegedly incurred for groundwater monitoring. Gelman considers this claim barred by the consent judgment. The Company’s balance sheet at October 31, 2003 contains environmental reserves of approximately $13,166,926, which relates mainly to the aforementioned cleanup. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

See the index to exhibits for a list of exhibits filed herewith.

(b)	Reports on Form 8-K.

On August 21, 2003 the Company filed Form 8-K under Item 8. Change in fiscal year.

On September 8, 2003 the Company filed Form 8-K under Item 12. Results of Operations and Financial Condition. A press release announcing operating results and financial condition for the fourth quarter and fiscal year ended August 2, 2003 was furnished as exhibit 99.1.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

December 15, 2003	/s/	JOHN ADAMOVICH, JR
John Adamovich, Jr Chief Financial Officer and Treasurer

December 15, 2003	/s/	LISA MCDERMOTT
Lisa McDermott Chief Accountant

Back to Contents

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2(i)*	Stock Purchase Agreement dated February 14, 2002, by and between the Registrant and United States Filter Corporation, filed as Exhibit 2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

2(ii)*	Amendment dated April 24, 2002, to Stock Purchase Agreement dated February 14, 2002, by and between the Registrant and United States Filter Corporation, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K bearing cover date of April 24, 2002.

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	By-Laws of the Registrant as amended on July 15, 2003, filed as exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003.

4(i)*	Credit Agreement dated as of August 30, 2000 by and among the Registrant and Fleet Bank, National Association as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, Wachovia Bank, N.A. as Documentation Agent and The Lenders Party Thereto, filed as Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.

4(ii)*	Indenture dated as of August 1, 2002, by and among Pall Corporation as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, filed as Exhibit 4(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

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