Form 10-Q
period 2004-01-31
PALL CORP
filed 2004-03-16
CIK 75829

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2004 or

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

The number of shares of the registrant’s common stock outstanding as of March 5, 2004 was 125,789,808.

Back to Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Jan. 31, 2004	Aug. 2, 2003

ASSETS
Current assets:
Cash and cash equivalents	$166,696	$126,653
Short-term investments	25,313	23,100
Accounts receivable, net	405,762	423,467
Inventories	291,710	274,442
Other current assets	99,436	90,772

Total current assets	988,917	938,434
Property, plant and equipment, net	607,305	600,153
Goodwill, net	243,128	240,579
Intangible assets, net	46,372	50,747
Other non-current assets	201,785	186,813

Total assets	$2,087,507	$2,016,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$261,442	$307,835
Income taxes	39,327	49,870
Current portion of long-term debt	30,509	44,914
Notes payable to banks	26,524	18,877

Total current liabilities	357,802	421,496
Long-term debt, net of current portion	501,358	489,870
Deferred taxes and other non-current liabilities	174,679	170,824

Total liabilities	1,033,839	1,082,190

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	110,099	109,616
Retained earnings	907,279	884,690
Treasury stock, at cost	(34,704)	(70,198)
Stock option loans	(1,955)	(1,955)
Accumulated other comprehensive income (loss):
Foreign currency translation	92,577	28,906
Minimum pension liability	(33,054)	(33,054)
Unrealized investment gains	1,332	4,435
Unrealized losses on derivatives	(702)	(700)

	60,153	(413)

Total stockholders’ equity	1,053,668	934,536

Total liabilities and stockholders’ equity	$2,087,507	$2,016,726

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	Jan. 31, 2004	Feb. 1, 2003	Jan. 31, 2004	Feb. 1, 2003

Net sales	$428,085	$388,522	$802,371	$720,732
Cost of sales	221,216	200,085	415,437	374,346

Gross profit	206,869	188,437	386,934	346,386
Selling, general and
administrative expenses	143,638	128,837	275,545	245,697
Research and development	13,785	12,415	27,493	25,460
Restructuring and other
charges, net	13,668	924	9,965	41,299
Interest expense, net	5,091	6,207	10,243	13,473

Earnings before income
taxes	30,687	40,054	63,688	20,457
Income taxes	5,831	8,675	14,164	12,216

Net earnings	$24,856	$31,379	$49,524	$8,241

Earnings per share:
Basic	$0.20	$0.26	$0.39	$0.07
Diluted	$0.20	$0.25	$0.39	$0.07

Dividends declared per share	$0.09	$0.09	$0.18	$0.18
Average shares outstanding:
Basic	126,288	122,948	125,886	122,893
Diluted	127,422	123,551	127,025	123,612

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	Jan. 31, 2004	Feb. 1, 2003

Net cash provided by operating activities	$57,792	$75,097

Investing activities:
Acquisitions of businesses, net of cash acquired	(764)	(8,125)
Dispositions of businesses	1,794	—
Capital expenditures	(25,161)	(28,235)
Disposals of fixed assets	1,850	2,707
Short-term investments	(2,213)	19,200

Net cash used by investing activities	(24,494)	(14,453)

Financing activities:
Notes payable	5,101	(373,339)
Long-term borrowings	14,449	445,004
Repayments of long-term debt	(32,675)	(130,921)
Net proceeds from stock plans	31,830	3,868
Proceeds from termination of interest rate swaps	—	7,533
Dividends paid	(22,462)	(22,105)

Net cash used by financing activities	(3,757)	(69,960)

Cash flow for period	29,541	(9,316)
Cash and cash equivalents at beginning of year	126,653	105,224
Effect of exchange rate changes on cash	10,502	6,277

Cash and cash equivalents at end of period	$166,696	$102,185

Supplemental disclosures:
Interest paid	$6,346	$6,742
Income taxes paid (net of refunds)	32,794	10,038

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial information included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003 (“2003 Form 10-K”).

NOTE 2 – RESTRUCTURING AND OTHER CHARGES, NET

The following table summarizes the restructuring related items and other charges/(income) recorded for the three and six months ended January 31, 2004 and February 1, 2003:

	Three Months Ended Jan. 31, 2004				Six Months Ended Jan. 31, 2004

	Restructuring	Other Charges		Total	Restructuring	Other Charges/ (Income)	Total

Environmental (a)	$—	$11,500		$11,500	$—	$11,500	$11,500
German pension liability (b)	—	13		13	—	(5,276)	(5,276)
Severance (c)	1,546	—		1,546	3,116	—	3,116
Other exit costs (c)	186	—		186	186	—	186
Loss on sale of assets (c)	119	291		410	119	291	410
Other	—	13		13	—	29	29

	$1,851	$11,817		$13,668	$3,421	$6,544	$9,965

Cash	$1,732	$11,500	*	$13,232	$3,302	$11,500 *	$14,802
Non-cash	119	317		436	119	(4,956)	(4,837)

	$1,851	$11,817		$13,668	$3,421	$6,544	$9,965

* The $11,500 increase to the environmental liability has been classified as long-term in the accompanying condensed consolidated balance sheet.

	Three Months Ended Feb. 1, 2003				Six Months Ended Feb. 1, 2003

	Restructuring	Other Charges		Total	Restructuring	Other Charges	Total

In-process research and development (d)	$—	$—		$—	$—	$37,600	$37,600
Severance (d)	652	—		652	3,427	—	3,427
Asset write-offs (d)	205			205	205		205
Lease termination liabilities and other (d)	67	—		67	67	—	67

	$924	$—		$924	$3,699	$37,600	$41,299

Cash	$719	$—		$719	$3,494	$—	$3,494
Non-cash	205	—		205	205	37,600	37,805

	$924	$—		$924	$3,699	$37,600	$41,299

(a)	In the second quarter of fiscal 2004, the Company increased its environmental liabilities by $11,500 as a result of a change in the estimated duration and costs of the remediation effort at the Ann Arbor, Michigan facility of the Company’s subsidiary Gelman Sciences.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

(b)	Reflects an adjustment to pension liabilities in Germany due to an overstatement of pension expense that occurred during the preceding five-year period, the effect of which was not significant in any period.

(c)	In the first quarter of fiscal 2004, the Company implemented a plan to reorganize and streamline its operations in Japan. The plan, which affects both sales and support personnel, is expected to increase productivity and result in a more efficient sales focused operation. As a result, the Company recorded severance liabilities for the termination of certain employees.

Furthermore, during the second quarter of fiscal 2004, the Company continued its plan to streamline manufacturing operations. This resulted in headcount reductions in the United Kingdom and Germany as well as the sale of certain insignificant non-core manufacturing businesses in Germany.

(d)	At the date of the FSG acquisition, management began formulating integration plans and identifying synergistic opportunities. During the fourth quarter of fiscal 2002 and during the first and second quarters of fiscal 2003, the Company announced and implemented plans to eliminate redundant employees and facilities and to consolidate certain manufacturing lines with other Pall facilities. In addition, the Company’s consolidation of its routes to market in the United States and Europe resulted in the termination of certain sales employees worldwide. During the first quarter of fiscal 2003, the Company also recorded a charge of $37,600 to write-off in-process research and development acquired in the acquisition of FSG.

Furthermore, during the first quarter of fiscal 2003, the Company terminated employees to reduce costs by reorganizing its Life Sciences business such that the Company’s hospital and medical OEM sub-segments were combined with the former Blood segment to form the segment now known as Pall Medical.

The following table summarizes the activity for the six months ended January 31, 2004 related to restructuring liabilities that were recorded in fiscal 2004, 2003 and 2002:

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2004
Balance at Aug. 2, 2003	$—	$—	$—
Additions	3,116	186	3,302
Utilized	(1,558)	(68)	(1,626)

Balance at Jan. 31, 2004	$1,558	$118	$1,676

Fiscal 2003
Balance at Aug. 2, 2003	$6,657	$2,530	$9,187
Additions	—	—	—
Utilized	(4,468)	(259)	(4,727)

Balance at Jan. 31, 2004	$2,189	$2,271	$4,460

Fiscal 2002
Balance at Aug. 2, 2003	$1,447	$303	$1,750
Additions	—	—	—
Utilized	(464)	(151)	(615)

Balance at Jan. 31, 2004	$983	$152	$1,135

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3 – STOCK BASED COMPENSATION PLANS

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock based compensation plans.

The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for its stock based compensation plans using the Black-Scholes option pricing model to determine the fair value of stock based compensation under SFAS No. 123, as amended by SFAS No. 148:

	Three Months Ended		Six Months Ended

	Jan. 31, 2004	Feb. 1, 2003	Jan. 31, 2004	Feb. 1, 2003

Net earnings, as reported	$24,856	$31,379	$49,524	$8,241
Pro forma stock compensation expense, net of tax benefit	2,891	3,153	5,739	5,730

Pro forma net earnings	$21,965	$28,226	$43,785	$2,511

Earnings per share:
Basic—as reported	$.20	$.26	$.39	$.07
Basic—pro forma	$.17	$.23	$.35	$.02
Diluted—as reported	$.20	$.25	$.39	$.07
Diluted—pro forma	$.17	$.23	$.34	$.02

NOTE 4 – EARNINGS PER SHARE

The consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities, such as stock options that meet certain criteria, were outstanding since issuance. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options of 125 and 7,906 shares were not included in the computation of diluted shares for the three months ended January 31, 2004 and February 1, 2003, respectively, because their effect would have been antidilutive. For the six months ended January 31, 2004 and February 1, 2003, 190 and 6,522 antidilutive shares are excluded.

The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Six Months Ended

	Jan. 31, 2004	Feb. 1, 2003	Jan. 31, 2004	Feb. 1, 2003

Basic shares outstanding	126,288	122,948	125,886	122,893
Dilutive securities, primarily stock options	1,134	603	1,139	719

Diluted shares outstanding	127,422	123,551	127,025	123,612

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 5 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	Jan. 31, 2004	Aug. 2, 2003
Accounts receivable, net:
Accounts receivable	$418,813	$435,167
Less: Allowances for doubtful accounts	13,051	11,700

	$405,762	$423,467

Inventories:
Raw materials and components	$91,627	$86,302
Work-in-process	48,451	39,676
Finished goods	151,632	148,464

	$291,710	$274,442

Property, plant and equipment, net:
Property, plant and equipment	$1,205,226	$1,163,418
Less: Accumulated depreciation and amortization	597,921	563,265

	$607,305	$600,153

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following table presents goodwill, net of accumulated amortization, allocated by reportable segment in accordance with SFAS No. 142:

	Jan. 31, 2004	Aug. 2, 2003

Medical	$28,503	$27,290
BioPharmaceuticals	29,157	28,697

Life Sciences	57,660	55,987

General Industrial	157,195	156,414
Aerospace	6,128	6,125
Microelectronics	22,145	22,053

Industrial	185,468	184,592

	$243,128	$240,579

The change in the carrying amount of goodwill is primarily attributable to the changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.

Intangible assets, net, consist of the following:

	Jan. 31, 2004		Aug. 2, 2003

	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Patents and unpatented technology	$77,984	$35,653	$78,574	$32,588
Trademarks	3,568	1,287	3,529	1,139
Other	5,735	3,975	5,729	3,358

	$87,287	$40,915	$87,832	$37,085

Amortization expense for these intangible assets for the three and six months ended January 31, 2004 was $2,015 and $4,018, respectively. Amortization expense for the three months and six months ended February 1, 2003 was $1,939 and $3,896, respectively. Amortization expense is estimated to be approximately $3,512 for the remainder of fiscal 2004 and $5,900 in 2005, $5,600 in 2006, $5,500 in 2007, $4,400 in 2008 and $4,000 in 2009.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 7 – OTHER NON-CURRENT ASSETS

At January 31, 2004, the Company owns 6,175 of V.I. Technologies, Inc. (“VITEX”) shares at an adjusted cost basis (original cost less any impairment losses previously recorded) of $1.27 per share, or $7,815. The Company’s investment in VITEX has been recorded at the January 31, 2004 fair market value of $1.45 per share, or $8,953, in the accompanying condensed consolidated balance sheet. The market price of VITEX shares has been extremely volatile since October 31, 2003 with a price as low as $.55 and as high as $2.57 per share. This volatility appeared to be related to the set back of one of two Phase III clinical trials and VITEX’s cash position at that time. Since January and February of 2004, when VITEX raised cash totaling $14,900 via the sale of common stock the stock price has become less volatile.

NOTE 8 – PRODUCT WARRANTY

The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of January 31, 2004 and August 2, 2003 is immaterial to the consolidated financial position of the Company and the change in the accrual for the current quarter and the first six months of fiscal 2004 is immaterial to the Company's consolidated results of operations, cash flows or financial position.

NOTE 9 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended

	Jan. 31, 2004	Feb. 1, 2003	Jan. 31, 2004	Feb. 1, 2003

Net income	$24,856	$31,379	$49,524	$8,241

Unrealized translation adjustment	34,607	31,055	58,290	34,819
Income taxes	2,815	664	5,381	561

Unrealized translation adjustment, net	37,422	31,719	63,671	35,380

Minimum pension liability adjustment	—	(46)	—	(39)
Income taxes	—	18	—	15

Minimum pension liability adjustment, net	—	(28)	—	(24)

Change in unrealized accumulated investment (losses) gains	(3,622)	630	(2,924)	(1,700)
Income taxes	(100)	95	(179)	(44)

Change in unrealized accumulated investment (losses) gains, net	(3,722)	725	(3,103)	(1,744)

Unrealized (losses) gains on derivatives	(2)	244	(4)	652
Income taxes	1	(85)	2	(228)

Unrealized (losses) gains on derivatives, net	(1)	159	(2)	424

Total comprehensive income	$58,555	$63,954	$110,090	$42,277

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(unaudited)

NOTE 10 – SEGMENT INFORMATION AND GEOGRAPHIES

	Three Months Ended		Six Months Ended

	Jan. 31, 2004	Feb. 1, 2003	Jan. 31, 2004	Feb. 1, 2003

MARKET SEGMENT INFORMATION SALES TO UNAFFILIATED CUSTOMERS:
Medical	$85,459	$79,119	$155,823	$137,085
BioPharmaceuticals	89,151	81,652	171,081	155,715

Total Life Sciences	174,610	160,771	326,904	292,800

General Industrial	160,712	140,888	299,335	267,267
Aerospace	42,727	46,019	86,270	82,972
Microelectronics	50,036	40,844	89,862	77,693

Total Industrial	253,475	227,751	475,467	427,932

Total	$428,085	$388,522	$802,371	$720,732

OPERATING PROFIT:
Medical	$13,663	$12,665	$20,641	$17,192
BioPharmaceuticals	17,074	16,039	35,049	31,211

Life Sciences	30,737	28,704	55,690	48,403

General Industrial	13,499	14,213	26,323	25,037
Aerospace	10,665	12,752	22,037	21,239
Microelectronics	10,454	7,246	15,201	12,060

Industrial	34,618	34,211	63,561	58,336

Subtotal	65,355	62,915	119,251	106,739
Restructuring and other charges	(13,668)	(924)	(9,965)	(41,299)
General corporate expenses	(15,909)	(15,730)	(35,355)	(31,510)
Interest expense, net	(5,091)	(6,207)	(10,243)	(13,473)

Earnings before income taxes	$30,687	$40,054	$63,688	$20,457

GEOGRAPHIES:
SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$158,343	$151,092	$300,330	$289,159
Europe	178,674	165,970	338,397	301,020
Asia	91,068	71,460	163,644	130,553

Total	$428,085	$388,522	$802,371	$720,732

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$43,749	$38,627	$83,777	$78,197
Europe	21,356	19,578	44,436	37,879
Asia	1,108	846	2,107	1,720

Total	$66,213	$59,051	$130,320	$117,796

TOTAL SALES:
Western Hemisphere	$202,092	$189,719	$384,107	$367,356
Europe	200,030	185,548	382,833	338,899
Asia	92,176	72,306	165,751	132,273
Eliminations	(66,213)	(59,051)	(130,320)	(117,796)

Total	$428,085	$388,522	$802,371	$720,732

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	Jan. 31, 2004	Feb. 1, 2003	Jan. 31, 2004	Feb. 1, 2003
OPERATING PROFIT:
Western Hemisphere	$24,001	$24,727	$44,743	$44,676
Europe	24,644	29,271	47,417	46,998
Asia	16,985	11,192	27,493	17,651
Eliminations	(275)	(2,275)	(402)	(2,586)

Subtotal	65,355	62,915	119,251	106,739
Restructuring and other charges	(13,668)	(924)	(9,965)	(41,299)
General corporate expenses	(15,909)	(15,730)	(35,355)	(31,510)
Interest expense, net	(5,091)	(6,207)	(10,243)	(13,473)

Earnings before income taxes	$30,687	$40,054	$63,688	$20,457

NOTE 11 – OTHER MATTERS

In October 2003, the Company’s Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. The Company did not purchase treasury shares during the first half of fiscal 2004. Subsequent to January 31, 2004 and through March 8, 2004, 750 shares at a cost of $19,000 have been purchased. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

Back to Contents

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with Pall’s condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 2, 2003. The discussions regarding market segments and geographies are in local currency unless indicated otherwise. As used below, “½%” indicates that we have rounded the relevant data up or down to the nearest one-half percentage point. Dollar amounts discussed below are in thousands, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.

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

Results of Operations

Review of Consolidated Results

Sales for the quarter increased 10% to $428,085 from $388,522 in the second quarter of last year. For the six-month period, sales increased 11½% to $802,371. Exchange rates increased reported sales in the quarter by $35,109, or 9%, and $60,407, or 8½% for the six-month period, primarily due to the strengthening of the Euro and to a lesser extent the British Pound and Japanese Yen. In local currency (i.e., had exchange rates not changed year over year), sales increased 1% and 3% in the quarter and six months, respectively. Overall, pricing was flat in the quarter and six months. Sales growth was strong in our Microelectronics segment in the quarter and six months as the semiconductor industry continued to rebound. Aerospace segment sales were down in the quarter and flat on a year-to-date basis reflecting a difficult comparison to last year’s non-recurring sales that were related to the Iraqi conflict. Sales in our Medical segment were up slightly in the quarter and on a year-to-date basis, sales were up in the mid-single digit range. BioPharmaceuticals segment sales were down slightly in the quarter and increased 1½% for the six-month period, while General Industrial segment sales were up in the low-single digits in both periods. By geography, Asia reported double-digit sales growth in the quarter and six months, while sales in the Western Hemisphere have shown solid single-digit growth. The growth in Asia and the Western Hemisphere was largely offset by a decline in sales in Europe, attributable to lower Aerospace sales and as a result of customers reducing their year-end inventories due to increased trade pressures of the strong Euro. We expect overall sales in local currency to grow mid-single digits in fiscal year 2004. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

Cost of sales in the quarter, as a percentage of sales, increased slightly to 51.7% from 51.5% in the second quarter of fiscal 2003, reflecting a shift in product mix to more systems business. For the six months, cost of sales improved slightly to 51.8% from 51.9% for the same period last year. We are expecting to achieve a modest improvement in cost of sales, as a percentage of sales, in fiscal year 2004.

Selling, general and administrative expenses as a percentage of sales in the quarter were 33.6% as compared to 33.2% last year. For the six-month period, selling, general and administrative expenses were 34.3% as compared to 34.1% for the same period last year. Synergies achieved related to our FSG integration efforts and the effects of our cost reduction programs were offset by increased pension and consulting costs as well as the impact of foreign exchange. Foreign exchange is estimated to have increased selling, general and administrative expenses by about $13,000 in the quarter and $22,200 for the six months. The increase in consulting costs relates to our CORE cost reduction programs as well as Sarbanes-Oxley compliance initiatives.

At the end of the third quarter of fiscal 2003 we completed and identified $30,000 in annualized cost synergies that we expect to realize by the end of fiscal year 2004 as a result of our integration of FSG. In addition, we are targeting $10 million in savings on an annualized basis for items such as freight, office supplies, parcel delivery and travel as part of our CORE cost reduction initiatives. As we are still in the startup phase, we expect net savings from the program to approximate $2,500 for this fiscal year. In fiscal 2005, our expected savings as a result of the program should approximate $10,000. In fiscal 2004, items such as pension and consulting are expected to increase approximately $8,000 above the fiscal 2003 levels; however, the net savings from our cost reduction initiatives are expected to partly offset these cost increases. As a result of these factors, combined with a higher level of sales over the second half of the year, we are expecting to achieve modest improvement in selling, general and administrative expenses, as a percentage of sales, in fiscal year 2004.

Back to Contents

Research and development (“R&D”) expenses were 3.2% and 3.4% of sales in the quarter and six months, respectively, on par with the same periods of fiscal 2003. We have programs in place to monitor spending and ensure that R&D resources are used efficiently.

In the second quarter of fiscal 2004, we recorded restructuring and other charges, net of $13,668, primarily attributable to an increase in our environmental liabilities of $11,500 as a result of a change in the estimated duration and costs of the remediation effort at the Ann Arbor, Michigan facility of the Company’s subsidiary Gelman Sciences. In addition, severance and other charges were incurred primarily related to the streamlining of our manufacturing operations in the United Kingdom (“U.K.”) and Germany, as well as the sale of certain insignificant non-core manufacturing businesses in Germany. For the six-month period, we recorded restructuring and other charges, net of $9,965, reflecting the items discussed above as well as costs incurred related to the streamlining of our manufacturing operations in Japan, partly offset by non-recurring income related to a decrease of pension liabilities in Germany. The adjustment to pension liabilities was due to an overstatement of pension expense that occurred during the preceding five-year period, the effect of which was not significant in any period.

In the second quarter of fiscal 2003, we recorded restructuring charges of $924 reflecting severance, asset write-offs and other exit costs. For the six months of fiscal 2003, we recorded restructuring, other charges and adjustments of $41,299 reflecting the write-off of in-process research and development acquired in the FSG acquisition of $37,600, and severance, asset write-offs and other exit costs of $3,699. The restructuring charges in the quarter and six months of fiscal 2003 were primarily related to the FSG acquisition and the realignment of our Life Sciences business. The details of the charges for the quarters and six months ended January 31, 2004 and February 1, 2003 can be found in the Restructuring and Other Charges note accompanying the condensed consolidated financial statements. We expect to recover the costs of the restructuring-related charges within two years from the date of the charge.

The following table summarizes the activity for the six months ended January 31, 2004 related to restructuring liabilities that were recorded in fiscal 2004, 2003 and 2002:

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2004
Balance at Aug. 2, 2003	$—	$—	$—
Additions	3,116	186	3,302
Utilized	(1,558)	(68)	(1,626)

Balance at Jan. 31, 2004	$1,558	$118	$1,676

Fiscal 2003
Balance at Aug. 2, 2003	$6,657	$2,530	$9,187
Additions	—	—	—
Utilized	(4,468)	(259)	(4,727)

Balance at Jan. 31, 2004	$2,189	$2,271	$4,460

Fiscal 2002
Balance at Aug. 2, 2003	$1,447	$303	$1,750
Additions	—	—	—
Utilized	(464)	(151)	(615)

Balance at Jan. 31, 2004	$983	$152	$1,135

Back to Contents

Net interest expense in the quarter and six months decreased $1,116 and $3,230, respectively compared to the same periods in fiscal 2003. The reduction in net interest expense reflects decreased borrowings as we continue to utilize cash flow to pay down debt. Refer to the Liquidity and Capital Resources section of the Management’s Discussion and Analysis for a discussion of the reduction in net and gross debt.

In the first quarter and six months of fiscal 2004 the underlying tax rate was 24% compared with 22% for the same periods last year reflecting increased earnings in higher tax rate jurisdictions. We expect to sustain a tax rate of 24% for all of fiscal 2004.

Net earnings in the quarter were $24,856, or 20 cents per share, compared with net earnings of $31,379, or 25 cents per share last year. In summary, net earnings for the quarter benefited from increased gross profit dollars generated by a higher level of sales, decreased interest expense and the benefit of foreign exchange rates. An increase in selling, general & administrative expenses (pension and consulting) partly offset the above. In addition, the second quarter of fiscal 2004 included restructuring and other charges, net of $13,668 (primarily related to the adjustment of our environmental reserve and restructuring costs related to our U.K. and German operations), whereas the second quarter of fiscal 2003 included restructuring charges of $924. For the six-month period, net earnings were $49,524, or 39 cents per share, compared with net earnings of $8,241, or 7 cents per share last year. Net earnings for the six-month period benefited from organic sales growth, an improvement in gross profit margin and dollars, decreased interest expense and the benefit of foreign exchange rates. An increase in selling, general & administrative expenses partly offset the above. In addition, the six-months of fiscal 2004 included restructuring and other charges, net of $9,965 (primarily an adjustment to our environmental reserve, restructuring costs related to our U.K., German and Japan operations partly offset by an adjustment of pension liabilities in Germany), whereas the six months of fiscal 2003 included the write-off of in-process research and development acquired in the FSG acquisition of $37,600 and severance and other charges of $3,699. We estimate that foreign currency translation added approximately 2 cents and 4 cents to earnings per share in the quarter and six months, respectively. We expect earnings per share for fiscal year 2004 to be in the range of $1.25 to $1.40 per share.

Review of Market Segments and Geographies

Market Segments:

The tables below present sales for the quarter and six-month periods by market segment including the effect of exchange rates for comparative purposes.

Three Months Ended	Jan. 31, 2004	Feb. 1, 2003	% Change		Exchange Rate Difference	% Change in Local Currency

Medical	$85,459	$79,119	8		$5,141	1½
BioPharmaceuticals	89,151	81,652	9		7,812	(½	)

Total Life Sciences	174,610	160,771	8	½	12,953	½

General Industrial	160,712	140,888	14		16,740	2
Aerospace	42,727	46,019	(7)		2,044	(11½	)
Microelectronics	50,036	40,844	22	½	3,372	14½

Total Industrial	253,475	227,751	11	½	22,156	1½

Total	$428,085	$388,522	10		$35,109	1

Six Months Ended	Jan. 31, 2004	Feb. 1, 2003	% Change		Exchange Rate Difference	% Change in Local Currency

Medical	$155,823	$137,085	13	½	$8,250	7½
BioPharmaceuticals	171,081	155,715	10		13,136	1½

Total Life Sciences	326,904	292,800	11	½	21,386	4½

General Industrial	299,335	267,267	12		29,923	1
Aerospace	86,270	82,972	4		3,710	(½	)
Microelectronics	89,862	77,693	15	½	5,388	8½

Total Industrial	475,467	427,932	11		39,021	2

Total	$802,371	$720,732	11½		$60,407	3

Back to Contents

Life Sciences sales were up slightly in the quarter and increased 4½% for the six months, compared with the same periods last year. Life Sciences represented approximately 41% of our total sales in the quarter and six months, similar to the same periods last year.

Within Life Sciences, Medical segment sales grew 1½% reflecting growth in our Blood and Critical Care sub-markets of 1½% and 2%, respectively. For the six-month period, Medical sales grew 7½% reflecting increases in both Blood and Critical Care sales. By geography, the Western Hemisphere and Europe posted good growth in Medical sales in the quarter and six months, while sales in Asia were down. There continues to be increasing core market demand for our blood filtration products and we offer a broad product portfolio to our customers. New water filtration products for medical applications such as the Aquasafe filter are growing. We have introduced our enhanced Bacterial Detection System to blood centers and we expect it to begin contributing to sales later this year as blood centers comply with an American Association of Blood Banks standard, which requires all platelets to be tested for bacteria. We are currently negotiating the renewals of our existing agreements in the Western Hemisphere that primarily expire in June 2004. Additionally, we are positioned for the next round of European tenders (i.e., bids) for blood products. There is also upside potential in Asia, as the Japan Ministry of Health and the Japanese Red Cross are expediting a policy shift to universal leukocyte reduction of blood platelets by April 2004. Overall, we expect sales in our Medical segment to grow in the mid-single digit range in fiscal 2004.

BioPharmaceuticals segment sales were down slightly in the quarter and increased 1½% for the six-month period. Within BioPharmaceuticals, sales in our Pharmaceutical sub-market (which comprise approximately 75% of our BioPharmaceuticals segment) increased 1% in the quarter and 4½% for the six-month period. This sub-market has benefited from increased production in the biotechnology industry, however, in the quarter, the timing of calendar year-end stock orders at key customers and timing of large systems shipments, hampered sales growth. Additionally, the plasma fractionation industry, where we have a strong market share, is in flux due to recent merger activity. As a result, our European pharmaceutical business has been negatively impacted as key factories work through their inventory. By geography, the growth in Pharmaceutical sales in the quarter reflects strong growth in Asia partly offset by declines in Europe and the Western Hemisphere. For the six-month period, all geographies contributed to the growth in the Pharmaceuticals sub-market. In BioSciences, the other sub-market in our BioPharmaceuticals segment, sales were down 5% and 7% in the quarter and six months, respectively. The decline in BioSciences reflects a weakness in laboratory sales, which have been affected by research spending cuts. Sales in the Specialty Materials part of our BioSciences business were down in the quarter, however, for the six-month period, sales grew 6%. By geography, the decline in BioSciences for the quarter and six months reflects shortfalls in the Western Hemisphere and Asia. In Europe, BioSciences sales increased 7% in the quarter, however, were down 11½% for the six-month period. In fiscal 2004, we expect mid-single digit growth in BioPharmaceuticals.

Our Industrial business accounted for approximately 59% of total sales in the quarter and six months, consistent with the same periods last year. Industrial sales grew 1½% and 2% in the quarter and six months, respectively, as compared with the same periods of last year. Growth in Microelectronics was strong in the quarter and six months, while General Industrial segment sales, which account for over 60% of our Industrial business, were up in the low-single digits in both periods. Aerospace sales were down 11½% in the quarter and essentially flat for the six-month period.

Within General Industrial, good growth was reported in Power Generation and Fuels & Chemicals for the quarter and six-months, which were partly offset by declines in Machinery & Equipment and Water Processing. Growth in General Industrial is impacted by certain cyclical end-user markets and also by the timing of large system orders, which typically do not occur evenly across four quarters. Sales in our Power Generation sub-market increased 23½% and 16% for the quarter and six-months, respectively, primarily due to a large water filtration sale to a power station in Denver, Colorado. This sale was a result of a collaborative effort with GE Water Technologies and this alliance will continue to benefit us in the future. The Western Hemisphere posted strong growth in Power Generation sales in the quarter and six months (reflecting the large water filtration sale as mentioned above). Sales in Asia were down in the quarter, but increased 14% for the six-month period, while in Europe, sales were down in both periods. Sales in our Fuels & Chemicals sub-market grew 7% and 4½%, reflecting strong sales in Asia. We expect continued strong investment by customers in the Fuels & Chemicals markets throughout the year and into fiscal 2005. Sales in our Machinery & Equipment sub-market were down 8% in the quarter and 4% in the six-months reflecting difficult industry conditions in Europe and the Western Hemisphere. In addition, sales in Europe were reduced due to the sale of our German machine and tool unit in the quarter. Machinery & Equipment sales in Asia were up in both periods. Excluding the sales related to the machine and tool unit from all periods, Machinery & Equipment sales were down 5% and 2% in the quarter and six months, respectively. We recently introduced a new hydraulic filter product in this market and initial customer feedback has been good. Sales in our Food & Beverage sub-market increased 4% for the quarter and were flat for the six-month period, while sales in Water Processing declined 1% and 5½% for the quarter and six months, respectively. Growth in these two sub-markets is affected by the timing of orders, as sales in these businesses often reflect large projects. Growth in Food & Beverage sales in the quarter was fueled by Asia as breweries continue to expand to meet the growing demand for beer, especially in China and Korea. The beer and wine production markets are seasonal and as such, we expect to see an increase in Food and Beverage sales as the warm weather approaches. There is significant potential in our Water Processing business and it continues to be our fastest growing business despite the results in the quarter and six months. Backlog in this sub-market is also strong. Overall, we expect sales in our General Industrial segment to grow in the mid-single digit range in fiscal 2004.

Back to Contents

Aerospace sales decreased 11½% in the quarter reflecting a decline in Military sales of 18½%. The decline in Military sales reflects a difficult comparison, as the second quarter of last year reflected non-recurring sales estimated to have been $5 million related to the Iraqi conflict. Both Europe and Asia reported a decline in Military sales in the quarter, while sales in the Western Hemisphere were up. Commercial sales were down 3½% reflecting a decline in the Marine Water portion of the commercial business (all geographies), while the aerospace portion of the commercial business was flat (Western Hemisphere and Europe). For the six months, Aerospace sales were down slightly reflecting a decline in Military sales (Europe), offset by an increase in Commercial sales related to the Marine Water portion of this business (Europe). Military sales comprised approximately 49% of total Aerospace sales in both the quarter and six months compared with 53% and 51%, respectively, for the same periods last year. The sales in fiscal year 2003 of about $15 million related to the Iraqi conflict are not likely to repeat this fiscal year and as such, we expect a mid-single digit decline in Aerospace sales in fiscal 2004.

Microelectronics sales grew 14½% and 8½% in the quarter and six months, respectively, compared with last year as the recovery of the cyclical semiconductor market continues. Growth was driven by Asia where sales increased 26½% in the quarter and 24% for the six-month period. Sales in the Western Hemisphere increased in the quarter, however were down for the six months, while sales in Europe were down in both periods. While last year we initially saw growth in the macro side of the semiconductor market (digital displays, information storage, ink jet printing), we are now beginning to see growth across the whole spectrum of the market, including increased OEM activity and fab upgrades and production. We are well positioned to take advantage of this recovery with our leading edge products and by applying these products across the digital desktop. We are anticipating low-double digit sales growth in this segment in fiscal 2004.

The consolidated operating profit as a percentage of sales for the quarter declined to 15.3% from 16.2% last year. For the six-month period, operating profit improved slightly to 14.9% from 14.8% last year.

In Life Sciences, overall operating profit declined to 17.6% in the quarter from 17.9% last year reflecting a decline in BioPharmaceuticals operating profit margin, while Medical margins held steady. For the six-month period, operating profit improved to 17% from 16.5% reflecting improvements in both Medical and BioPharmaceuticals operating profit margins.

Within Life Sciences, Medical operating profit was 16% on par with the same period last year. Operating profit dollars increased by $998 or 8%. For the six-month period, Medical operating profit improved to 13.2% from 12.5%, while operating profit dollars grew $3,449, or 20%, reflecting manufacturing-based cost reduction programs and synergies realized as a result of the reorganization of the critical care and blood businesses (refer to the Restructuring and Other Charges note accompanying the condensed consolidated financial statements for discussion of actions taken in fiscal 2003). We expect Medical Operating profit margins to increase to approximately 20% for the full year fiscal 2004. Operating profit in BioPharmaceuticals declined in the quarter to 19.2% of sales, from 19.6% last year reflecting a change in product mix. Operating profit dollars increased $1,035 or 6½%. For the six months, operating profit increased to 20.5% from 20% last year, while operating profit dollars increased $3,838 or 12½%. The increase in operating profit dollars and margin for the six-month period was primarily related to the increase in sales. Overall we expect BioPharmaceuticals margins to fluctuate within a range of 20% – 25% based on the sales mix.

Overall operating profit margins in Industrial declined to 13.7% from 15% and to 13.4% from 13.6% in the quarter and six months, respectively. General Industrial operating profit declined to 8.4% from 10.1% last year, while operating profit dollars declined by $714 or 5%. For the six months operating profit decreased to 8.8% from 9.4% last year, however, operating profit dollars increased by $1,286 or 5%. Aerospace operating profit declined to 25% from 27.7%, while operating profit dollars decreased $2,087 or 16½%, reflecting lower sales in the quarter. For the six months, operating profit declined slightly to 25.5% from 25.6% last year, while operating profit dollars increased by $798 or 4%. Microelectronics operating profit increased to 20.9% from 17.7% last year, while operating profit dollars increased $3,208, or 44½%. For the six months operating profit increased to 16.9% from 15.5% last year, while operating profit dollars grew $3,141, or 26%. The increase in Microelectronics operating profit margin and dollars for the quarter and six months reflects the strong growth in sales as discussed above.

Back to Contents

Geographies:

The tables below present sales for the quarter and six months to unaffiliated customers by geography including the effect of exchange rates for comparative purposes.

Three Months Ended	Jan. 31, 2004	Feb. 1, 2003	% Change		Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$158,343	$151,092	5		$1,263	4
Europe	178,674	165,970	7	½	25,493	(7	½)
Asia	91,068	71,460	27	½	8,353	16

Total	$428,085	$388,522	10		$35,109	1

Six Months Ended	Jan. 31, 2004	Feb. 1, 2003	% Change		Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$300,330	$289,159	4		$2,236	3
Europe	338,397	301,020	12	½	45,327	(2	½)
Asia	163,644	130,553	25	½	12,844	15	½

Total	$802,371	$720,732	11	½	$60,407	3

By geography, sales in the Western Hemisphere increased 4% and 3% for the quarter and six months, respectively. Exchange rates increased sales by $1,263 and $2,236, primarily related to the strengthening of the Canadian Dollar, resulting in reported sales growth of 5% and 4% in the quarter and six months, respectively. Operating profit in the quarter declined to 11.9% of sales from 13% last year while operating profit dollars decreased $726, or 3%. The decrease in operating profit in the Western Hemisphere reflects a change in product mix. For the six-month period, operating profit margin declined to 11.6% of sales from 12.2% last year reflecting the same trend evident in the quarter. Operating profit dollars were up slightly for the six months.

In Europe, sales declined 7½% and 2½% in the quarter and six months, respectively, compared with last year. The decline in sales reflects the impact of the non-recurring Aerospace sales related to the Iraqi conflict, which were recorded in fiscal 2003. The strengthening of European currencies added $25,493 and $45,327 in sales resulting in reported sales growth of 7½% and 12½% in the quarter and six months, respectively. Moreover, we saw certain European customers reducing their year-end inventories in response to the increased trade pressures of the strong Euro. Operating profit declined to 12.3% from 15.8% last year, while operating profit dollars declined $4,627, or 16%. The decrease in operating profit in the quarter reflects a shift in product mix and a decline in Aerospace and Water Processing sales. For the six-month period, operating profit declined to 12.4% from 13.9% reflecting a change in product mix. Operating profit dollars for the six-month period increased $419, or 1%.

Sales in Asia increased 16% and 15½% in the quarter and six months, respectively. The strengthening of Asian currencies added $8,353 and $12,844 in sales, resulting in reported sales growth of 27½% and 25½% in the quarter and six months, respectively. The increase in sales resulted from strong growth in BioPharmaceuticals, General Industrial and Microelectronics sales as cited above. In addition, sales have been favorably impacted by a shift from the way FSG recorded sales through their manufacturing sites to the way Pall records sales through local sales companies. This shift resulted in sales being recorded in Asia that would have been recorded in the Western Hemisphere and Europe under the FSG methodology. Operating profit increased to 18.4% from 15.5% last year, reflecting the strong sales growth as discussed above. Operating profit dollars increased $5,793, or 52%. For the six-month period operating profit improved to 16.6% from 13.3%, while operating profit dollars increased $9,842, or 56%.

Liquidity and Capital Resources

Net cash provided by operating activities for the first six months of fiscal 2004 was $57,792, a decrease of $17,305 as compared with the first six months of fiscal 2003. The decrease in cash flow reflects changes in working capital items such as accounts receivable, income tax payable and accrued liabilities partly offset by cash generated from increased earnings.

Back to Contents

The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at January 31, 2004 to those at August 2, 2003, the European currencies and the Yen have strengthened against the U.S. dollar.

Working capital was approximately $631,000, a ratio of 2.8 at January 31, 2004 as compared with $516,900, a ratio of 2.2 at year-end fiscal 2003. Accounts receivable days sales outstanding were 85 days, as compared with 83 days at year-end fiscal 2003. Inventory turns were 3 as compared to 2.9 at fiscal year-end 2003. The effect of foreign exchange increased inventory, accounts receivable and other current assets by $17,257, $26,717 and $3,022, respectively, as compared with year-end fiscal 2003. Additionally, foreign exchange increased accounts payable and other current liabilities by $14,194 and income taxes payable by $1,993.

When operating the business day-to-day, excluding acquisitions but including funding capital expenditures and buying back common stock, our current intention is to keep net debt (debt net of cash, cash equivalents and short-term investments) at 25% to 30% of total capitalization (net debt plus equity). Net debt decreased by approximately $37,500 compared with year-end fiscal 2003. The impact of foreign exchange rates accounted for $7,100 of the reduction, while the fair value adjustment on our fixed to variable interest rate swaps carried as part of debt increased net debt by approximately $13,400. As such, the actual cash reduction in our net debt was $43,800 in the first six months of fiscal 2004. Overall, net debt, as a percentage of total capitalization, was 25.8% as compared with 30.2% at year-end fiscal 2003. Total gross debt increased approximately $4,700 as compared with year-end fiscal 2003. The impact of foreign exchange rates accounted for $4,425 of the increase, while the fair value adjustment on our fixed to variable interest rate swaps carried as part of debt increased gross debt by approximately $13,400. As such, the actual cash reduction in our gross debt was approximately $13,125 in the first six months of fiscal 2004.

Proceeds from stock plans were $21,757 in the quarter and $31,830 in the six months. Capital expenditures were $14,640 and $25,161 in the quarter and six months, respectively. Depreciation expense in the quarter and six months was $20,166 and $39,656, respectively. Amortization expense in the quarter and six months was $2,066 and $4,133, respectively. Our goal is to keep capital expenditures below $70,000 in fiscal 2004. Also, depreciation and amortization expense are expected to be approximately $90,000 in fiscal 2004.

On October 17, 2003, our Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of our common stock. In February 2004 and through March 8, 2004, we repurchased stock of $19,000. For the six months, we paid dividends of $22,462 and for the full year we expect to pay dividends of about $45,000.

Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $32,631 for the six months ended January 31, 2004, as compared with $46,862 for the six months ended February 1, 2003. The decrease in free cash flow reflects changes in working capital items such as accounts receivable, income tax payable and accrued liabilities, partly offset by cash generated from increased earnings and a lower level of capital expenditures. For the full year fiscal 2004, we expect free cash flow to approximate $180,000, compared to $161,321 in fiscal 2003, reflecting the expected increase in earnings. We utilize free cash flow, which is a non-GAAP measure, as one way to measure our current and future financial performance. We believe this measure is important because it is a key element of our planning. The following table reconciles free cash flow to net cash provided by operating activities:

	Six Months Ended Jan. 31, 2004	Six Months Ended Feb. 1, 2003	Estimated Fiscal Year 2004		Fiscal Year 2003

Net cash provided by operating activities	$57,792	$75,097	$250,000	(a)	$223,491
Less: capital expenditures	25,161	28,235	70,000		62,170

Free cash flow	$32,631	$46,862	$180,000		$161,321

(a)   Estimated net cash provided by operating activities for fiscal year 2004 is based on the mid-point of the earnings per share estimate provided above.

At January 31, 2004, we own 6,175 of V.I. Technologies, Inc. (“VITEX”) shares at an adjusted cost basis (original cost less any impairment losses previously recorded) of $1.27 per share, or $7,815. Our investment in VITEX has been recorded at the January 31, 2004 fair market value of $1.45 per share, or $8,953 in the accompanying condensed consolidated balance sheet. For more detail regarding our investment in VITEX, refer to the Other Non-Current Assets note accompanying the consolidated financial statements.

Back to Contents

We consider our existing lines of credit, along with the cash generated from operations, to be sufficient for future growth. It is management’s intention to refinance any unpaid amounts under the unsecured senior revolving credit facility prior to its expiration in 2005.

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, Consolidation of Variable Interest Entities (“FIN No. 46-R”), was issued in December 2003. FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN No. 46-R become effective for the Company in its third quarter ended April 30, 2004. The Company is in the process of assessing the effect of FIN No. 46-R and does not expect its adoption to have a material effect on the Company’s results of operations, cash flows or financial position.

Also, in December 2003, the FASB issued a revision to Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132-R”). SFAS No. 132-R requires additional annual disclosures regarding types of pension plan assets, investment strategy, future plan contributions, expected benefit payments and other items. SFAS No. 132-R also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. The annual disclosures will be required for the Company's Form 10-K for its fiscal year ended July 31, 2004, and the quarterly disclosures will be required beginning in third quarter ended April 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal second quarter ended January 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by the Company in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900,000 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. The Company’s plan has been submitted to, and approved by, both the Court and the State. In the opinion of management, to date the Court has expressed its satisfaction with the Company’s progress. In correspondence dated June 5, 2001, the State asserted that additional stipulated penalties in the amount of $141,500 were owed for a separate alleged violation of the consent judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request under advisement, pending the results of certain groundwater monitoring data. Those data have been submitted to the Court, but no ruling has been issued. Finally, on August 9, 2001, the State made a written demand for reimbursement of $227,462 it has allegedly incurred for groundwater monitoring. Gelman considers this claim barred by the consent judgment. The Company’s balance sheet at January 31, 2004 contains environmental liabilities of $23,645,894, which relates mainly to the aforementioned cleanup. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate.

Back to Contents

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Shareholders of the Company was held on November 19, 2003.

(b)	Not required. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s director nominees as listed in the proxy statement and all of management’s nominees were elected.

(c)	The matters voted upon and the results of the voting were as follows:

Proposal I – Election of Directors

Holders of 110,939,344 shares of common stock voted either in person or by proxy for the election of five directors. The number of votes cast for each nominee were as indicated below:

Director	Total vote for each director	Total vote withheld each director

Daniel J. Carroll, Jr.	95,584,771	15,354,573
Eric Krasnoff	106,765,464	4,173,880
Edward L. Snyder	107,977,246	2,962,098
James D. Watson	107,868,314	3,071,030
Marcus Wilson	107,943,433	2,995,911

Proposal II – Approval of the 2004 Executive Incentive Bonus Plan

The 2004 Executive Incentive Bonus Plan was approved as follows:

Shares for	Against	Abstentions	Broker Non-Vote

105,078,860	4,985,787	874,697	Zero

Proposal III – Approval of the Management Stock Purchase Plan

Shares for	Against	Abstentions	Broker Non-Vote

91,675,146	4,717,681	870,447	13,676,070

Proposal IV – Approval of the Employee Stock Purchase Plan

Shares for	Against	Abstentions	Broker Non-Vote

94,687,306	1,772,746	803,222	13,676,070

Back to Contents

d)	Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

See the index to exhibits for a list of exhibits filed herewith.

(b)	Reports on Form 8-K.

On December 5, 2003, the Company filed Form 8-K under Item 12. Results of Operations and Financial Condition. A press release announcing operating results and financial condition for the first quarter ended October 31, 2003 was furnished as exhibit 99.1.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

March 16, 2004	/s/	JOHN ADAMOVICH, JR.

John Adamovich, Jr.
Chief Financial Officer
and Treasurer

March 16, 2004	/s/	LISA MCDERMOTT

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

10‡†	Pall Corporation Management Stock Purchase Plan as amended January 21, 2004.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated herein by reference.
†	Exhibits filed herewith
‡	Management contract or compensatory plan or arrangement.