Form 10-Q
period 2004-04-30
PALL CORP
filed 2004-06-14
CIK 75829

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2004 or

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
Yes   No

     The number of shares of the registrant’s common stock outstanding as of June 8, 2004 was 125,098,488.

Back to Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Apr. 30, 2004	Aug. 2, 2003

ASSETS
Current assets:
Cash and cash equivalents	$168,714	$126,653
Short-term investments	23,800	23,100
Accounts receivable, net	427,652	423,467
Inventories	302,300	274,442
Other current assets	98,976	90,772

Total current assets	1,021,442	938,434
Property, plant and equipment, net	591,916	600,153
Goodwill, net	241,536	240,579
Intangible assets, net	44,525	50,747
Other non-current assets	193,153	186,813

Total assets	$2,092,572	$2,016,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$295,334	$307,835
Income taxes	39,827	49,870
Current portion of long-term debt	28,089	44,914
Notes payable to banks	25,510	18,877

Total current liabilities	388,760	421,496
Long-term debt, net of current portion	500,957	489,870
Deferred taxes and other non-current liabilities	173,897	170,824

Total liabilities	1,063,614	1,082,190

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	110,206	109,616
Retained earnings	940,459	884,690
Treasury stock, at cost	(67,203)	(70,198)
Stock option loans	(2,689)	(1,955)
Accumulated other comprehensive income (loss):
Foreign currency translation	70,082	28,906
Minimum pension liability	(33,054)	(33,054)
Unrealized investment (losses) gains	(1,114)	4,435
Unrealized losses on derivatives	(525)	(700)

	35,389	(413)

Total stockholders’ equity	1,028,958	934,536

Total liabilities and stockholders’ equity	$2,092,572	$2,016,726

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	Apr. 30, 2004	May 3, 2003	Apr. 30, 2004	May 3, 2003

Net sales	$463,921	$421,491	$1,266,292	$1,142,223
Cost of sales	233,634	205,587	649,071	579,933

Gross profit	230,287	215,904	617,221	562,290

Selling, general and administrative expenses	147,972	138,664	423,517	384,361
Research and development	15,707	14,255	43,200	39,715
Restructuring and other charges, net	681	5,036	10,646	46,335
Interest expense, net	4,797	5,765	15,040	19,238

Earnings before income taxes	61,130	52,184	124,818	72,641
Income taxes	14,616	11,829	28,780	24,045

Net earnings	$46,514	$40,355	$96,038	$48,596

Earnings per share:
Basic	$0.37	$0.33	$0.76	$0.40
Diluted	$0.37	$0.33	$0.76	$0.39

Dividends declared per share	$0.09	$0.09	$0.27	$0.27
Average shares outstanding:
Basic	126,053	123,146	125,856	122,983
Diluted	127,190	123,891	126,960	123,745

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	Apr. 30, 2004	May 3, 2003

Net cash provided by operating activities	$123,896	$133,617
Investing activities:
Acquisitions of businesses, net of cash acquired	(3,855)	(14,095)
Dispositions of businesses	1,850	—
Capital expenditures	(39,813)	(39,303)
Disposals of fixed assets	6,161	4,110
Short-term investments	(700)	16,600
Investments	(3,553)	(3,471)
Proceeds from sale of investments	125	—
Other	(2,338)	(2,273)

Net cash used by investing activities	(42,123)	(38,432)

Financing activities:
Notes payable	5,029	(375,883)
Long-term borrowings	36,017	445,191
Repayments of long-term debt	(50,228)	(137,386)
Net proceeds from stock plans	41,616	8,423
Proceeds from termination of interest rate swaps	—	7,533
Purchase of treasury stock	(45,000)	—
Dividends paid	(33,845)	(33,175)

Net cash used by financing activities	(46,411)	(85,297)

Cash flow for period	35,362	9,888
Cash and cash equivalents at beginning of year	126,653	105,224
Effect of exchange rate changes on cash	6,699	10,051

Cash and cash equivalents at end of period	$168,714	$125,163

Supplemental disclosures:
Interest paid	$16,546	$19,932
Income taxes paid (net of refunds)	47,513	24,195

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

     Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R, Consolidation of Variable Interest Entities (“FIN No. 46-R”), was issued in December 2003. FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The Company adopted FIN No. 46-R on February 1, 2004 and it did not have a material effect on the Company’s results of operations, cash flows or financial position.

NOTE 2 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	Apr. 30, 2004	Aug. 2, 2003
Accounts receivable, net:
Accounts receivable	$440,198	$435,167
Less: Allowances for doubtful accounts	12,546	11,700

	$427,652	$423,467

Inventories:
Raw materials and components	$85,796	$86,302
Work-in-process	54,340	39,676
Finished goods	162,164	148,464

	$302,300	$274,442

Property, plant and equipment, net:
Property, plant and equipment	$1,196,255	$1,163,418
Less: Accumulated depreciation and amortization	604,339	563,265

	$591,916	$600,153

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

     The following table presents goodwill, net of accumulated amortization, allocated by reportable segment in accordance with SFAS No. 142:

	Apr. 30, 2004	Aug. 2, 2003

Medical	$28,039	$27,290
BioPharmaceuticals	29,006	28,697

Life Sciences	57,045	55,987

General Industrial	156,355	156,414
Aerospace	6,127	6,125
Microelectronics	22,009	22,053

Industrial	184,491	184,592

	$241,536	$240,579

     The change in the carrying amount of goodwill is primarily attributable to the changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries as well as the reversal of excess restructuring accruals that were originally recorded as adjustments to goodwill recorded in the FSG acquisition, in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

     Intangible assets, net, consist of the following:

	Apr. 30, 2004		Aug. 2, 2003

	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Patents and unpatented technology	$78,243	$37,163	$78,574	$32,588
Trademarks	3,601	1,366	3,529	1,139
Other	4,840	3,630	5,729	3,358

	$86,684	$42,159	$87,832	$37,085

     Amortization expense for these intangible assets for the three and nine months ended April 30, 2004 was $2,374 and $6,392, respectively. Amortization expense for the three months and nine months ended May 3, 2003 was $2,051 and $5,947, respectively. Amortization expense is estimated to be approximately $1,437 for the remainder of fiscal 2004 and $5,900 in 2005, $5,600 in 2006, $5,500 in 2007, $4,400 in 2008 and $4,000 in 2009.

NOTE 4 – OTHER NON-CURRENT ASSETS

     At April 30, 2004, the Company owned 6,175 shares of V.I. Technologies, Inc. (“VITEX”) at an adjusted cost basis (original cost less any impairment losses previously recognized) of $1.27 per share, or $7,815. The Company’s investment in VITEX has been recorded at the April 30, 2004 fair market value of $1.14 per share, or $7,039, in the accompanying condensed consolidated balance sheet. The market price of VITEX shares has been extremely volatile since October 31, 2003 with a price as low as $.55 and as high as $2.57 per share. This volatility appeared to be related to the set back of one of two Phase III clinical trials and VITEX’s cash position at that time. Since January and February of 2004, when VITEX raised cash totaling $14,900 via the sale of common stock, the stock price has become less volatile.

NOTE 5 – PRODUCT WARRANTY

     The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of April 30, 2004 and August 2, 2003 is immaterial to the consolidated financial position of the Company and the change in the accrual for the current quarter and the first nine months of fiscal 2004 is immaterial to the Company’s consolidated results of operations, cash flows or financial position.

NOTE 6 – TREASURY STOCK

     In October 2003, the Company’s Board of Directors authorized and announced the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the third quarter of fiscal 2004, we purchased 1,878 shares in open-market transactions at an aggregate cost of $45,000 with an average price per share of $23.97. Therefore, $155,000 remains to be expended under the current stock repurchase program. The Company did not purchase treasury stock during the first six months of fiscal 2004. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

     During the three and nine month periods ended April 30, 2004, 550 and 2,223 shares, net of shares traded in, were issued for the Company’s stock plans. At April 30, 2004, the Company held 2,940 treasury shares.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

     In January 2004, the Company increased its environmental liabilities by $11,500 as a result of a change in the estimated duration and costs of the remediation effort at the Ann Arbor, Michigan facility of the Company’s subsidiary Gelman Sciences.

     On May 12, 2004, the City of Ann Arbor filed a lawsuit against Gelman Sciences in Washtenaw County Circuit Court. The City’s suit seeks damages, including the cost of replacing a municipal water supply well allegedly affected by the 1,4-dioxane groundwater contamination, as well as injunctive relief in the form of an order requiring Gelman Sciences to remediate the soil and groundwater beneath the City. The contamination levels allegedly detected in the municipal well at issue, however, are well below applicable cleanup standards and the Company will vigorously defend against the claim.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

     The Company’s balance sheet at April 30, 2004 includes liabilities for environmental matters of $22,057, which relates mainly to the aforementioned cleanup. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. Because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the company to incur material environmental liabilities or costs beyond those accrued in its consolidated financial statements.

NOTE 8 – RESTRUCTURING AND OTHER CHARGES, NET

     The following table summarizes the restructuring related items and other charges/(income) recorded for the three and nine months ended April 30, 2004 and May 3, 2003:

	Three Months Ended Apr. 30, 2004			Nine Months Ended Apr. 30, 2004

	Restructuring	Other Charges/ Income	Total	Restructuring	Other Charges/ (Income)	Total

Environmental (a)	$—	$—	$—	$—	$11,500	$11,500
German pension liability (b)	—	(58)	(58)	—	(5,334)	(5,334)
Severance (c)	178	—	178	3,294	—	3,294
Other exit costs (c)	352	—	352	538	—	538
Loss on sale of assets (c)	(55)	161	106	64	452	516
Other	—	103	103	—	132	132

	$475	$206	$681	$3,896	$6,750	$10,646

Cash	$530	$100	$630	$3,832	$11,600 *	$15,432
Non-cash	(55)	106	51	64	(4,850)	(4,786)

	$475	$206	$681	$3,896	$6,750	$10,646

* The $11,500 increase to the environmental liability has been classified as long-term in the accompanying condensed consolidated balance sheet.
	Three Months Ended May 3, 2003			Nine Months Ended May 3, 2003

	Restructuring	Other Charges	Total	Restructuring	Other Charges	Total

In-process research and development (d)	$—	$—	$—	$—	$37,600	$37,600
Severance (d)	2,893	—	2,893	6,320	—	6,320
Asset write-offs (d)	323		323	528		528
Lease termination liabilities and other (d)	1,820	—	1,820	1,887	—	1,887

	$5,036	$—	$5,036	$8,735	$37,600	$46,335

Cash	$4,713	$—	$4,713	$8,207	$—	$8,207
Non-cash	323	—	323	528	37,600	38,128

	$5,036	$—	$5,036	$8,735	$37,600	$46,335

(a)	In the second quarter of fiscal 2004, the Company increased its environmental liabilities by $11,500 as a result of a change in the estimated duration and costs of the remediation effort at the Ann Arbor, Michigan facility of the Company’s subsidiary Gelman Sciences. For more detail regarding environmental matters, please refer to the Contingencies and Commitments note.
(b)	Reflects an adjustment to pension liabilities in Germany due to an over accrual of pension expense that occurred during the preceding five-year period, the effect of which was not significant in any period.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

(c)	In the first quarter of fiscal 2004, the Company implemented a plan to reorganize and streamline its operations in Japan. The plan, which affects both sales and support personnel, is expected to increase productivity and result in a more efficient sales focused operation. As a result of these actions, the Company recorded severance liabilities for the termination of certain employees in the first quarter and exit costs related to the relocation of its Japan headquarters in the third quarter.

Furthermore, during the second and third quarters of fiscal 2004, the Company continued its plan to streamline manufacturing operations. This resulted in headcount reductions in the United Kingdom and Germany as well as the sale of certain insignificant non-core manufacturing businesses in Germany.

In the third quarter of fiscal 2004, the Company also recorded a loss of $161 on the sale of 225 shares of its investment in VITEX.

(d)	At the date of the FSG acquisition, management began formulating integration plans and identifying synergistic opportunities. During the fourth quarter of fiscal 2002 and during the first three quarters of fiscal 2003, the Company announced and implemented plans to eliminate redundant employees and facilities and to consolidate certain manufacturing lines with other Company facilities. In addition, the Company’s consolidation of its routes to market in the United States, Europe and Asia resulted in the termination of certain sales employees worldwide. In addition, in the third quarter of fiscal 2003, the Company announced and implemented plans to reorganize and streamline its German operations. The plans include the elimination of some functional overlap, changes in routes to market and the rationalization of product lines. During the first quarter of fiscal 2003, the Company also recorded a charge of $37,600 to write-off in-process research and development acquired in the acquisition of FSG.

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

     The following table summarizes the activity for the nine months ended April 30, 2004 related to restructuring liabilities that were recorded in fiscal 2004, 2003 and 2002:

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2004
Balance at Aug. 2, 2003	$—	$—	$—
Additions	3,294	538	3,832
Utilized	(1,835)	(476)	(2,311)

Balance at Apr. 30, 2004	$1,459	$62	$1,521

Fiscal 2003
Balance at Aug. 2, 2003	$6,657	$2,530	$9,187
Utilized	(5,058)	(429)	(5,487)
Other changes (a)	(179)	(460)	(639)

Balance at Apr. 30, 2004	$1,420	$1,641	$3,061

Fiscal 2002
Balance at Aug. 2, 2003	$1,447	$303	$1,750
Utilized	(761)	(87)	(848)
Other changes (a)	—	(153)	(153)

Balance at Apr. 30, 2004	$686	$63	$749

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

(a)	Reflects the reversal of excess restructuring accruals related to the FSG acquisition that were originally recorded as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

NOTE 9 – COMPONENTS OF NET PERIODIC PENSION COST

     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended				Nine Months Ended

	U.S. Plans		Foreign Plans		U.S. Plans		Foreign Plans

	Apr. 30, 2004	May 3, 2003	Apr. 30, 2004	May 3, 2003	Apr. 30, 2004	May 3, 2003	Apr. 30, 2004	May 3, 2003

Service cost	$1,632	$1,296	$1,896	$1,852	$4,897	$3,889	$5,529	$5,480
Interest cost	2,101	2,115	2,923	2,429	6,304	6,344	8,466	7,174
Expected return on plan assets	(1,364)	(1,558)	(2,364)	(2,241)	(4,091)	(4,674)	(6,817)	(6,694)
Amortization of prior service cost	185	169	127	52	554	505	374	154
Amortization of net transition asset	(20)	(57)	8	(37)	(61)	(169)	24	(112)
Recognized actuarial loss (gain)	299	143	1,054	280	896	428	3,042	835
(Gain) loss due to curtailments and settlements	—	—	113	9	—	—	335	27

Net periodic benefit cost	$2,833	$2,108	$3,757	$2,344	$8,499	$6,323	$10,953	$6,864

NOTE 10 – STOCK BASED COMPENSATION PLANS

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

      The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for its stock based compensation plans using the Black-Scholes option pricing model to determine the fair value of stock based compensation under SFAS No. 123, as amended by SFAS No. 148:

	Three Months Ended		Nine Months Ended

	Apr. 30, 2004	May 3, 2003	Apr. 30, 2004	May 3, 2003

Net earnings, as reported	$46,514	$40,355	$96,038	$48,596
Pro forma stock compensation expense, net of tax benefit	2,915	3,948	8,654	9,679

Pro forma net earnings	$43,599	$36,407	$87,384	$38,917

Earnings per share:
Basic–as reported	$.37	$.33	$.76	$.40
Basic–pro forma	$.35	$.30	$.69	$.32
Diluted–as reported	$.37	$.33	$.76	$.39
Diluted–pro forma	$.34	$.29	$.69	$.31

NOTE 11 – EARNINGS PER SHARE

     The consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities, such as stock options that meet certain criteria, were outstanding since issuance. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options of 81 and 6,190 shares were not included in the computation of diluted shares for the three months ended April 30, 2004 and May 3, 2003, respectively, because their effect would have been antidilutive. For the nine months ended April 30, 2004 and May 3, 2003, 165 and 5,855 antidilutive shares are excluded.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

     The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Nine Months Ended

	Apr. 30, 2004	May 3, 2003	Apr. 30, 2004	May 3, 2003

Basic shares outstanding	126,053	123,146	125,856	122,983
Dilutive securities, primarily stock options	1,137	745	1,104	762

Diluted shares outstanding	127,190	123,891	126,960	123,745

NOTE 12 – COMPREHENSIVE INCOME

     Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended

	Apr. 30, 2004	May 3, 2003	Apr. 30, 2004	May 3, 2003

Net income	$46,514	$40,355	$96,038	$48,596

Unrealized translation adjustment	(19,589)	8,609	38,701	43,428
Income taxes	(2,906)	(1,335)	2,475	(774)

Unrealized translation adjustment, net	(22,495)	7,274	41,176	42,654

Minimum pension liability adjustment	—	(20)	—	(59)
Income taxes	—	8	—	23

Minimum pension liability adjustment, net	—	(12)	—	(36)

Change in unrealized accumulated investment losses	(2,625)	(247)	(5,549)	(1,947)
Income taxes	179	(38)	—	(82)

Change in unrealized accumulated investment losses, net	(2,446)	(285)	(5,549)	(2,029)

Unrealized gains (losses) on derivatives	273	(66)	269	586
Income taxes	(96)	23	(94)	(205)

Unrealized gains (losses) on derivatives, net	177	(43)	175	381

Total comprehensive income	$21,750	$47,289	$131,840	$89,566

     Unrealized investment losses on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended		Nine Months Ended

	Apr. 30, 2004	May 3, 2003	Apr. 30, 2004	May 3, 2003

Unrealized losses arising during the period	$(2,786)	$(247)	$(5,710)	$(2,102)
Income taxes	179	(38)	—	(82)

Net unrealized losses arising during the period	(2,607)	(285)	(5,710)	(2,184)
Reclassification adjustment for unrealized loss included in net earnings	161	—	161	155

Change in unrealized accumulated investment losses, net	$(2,446)	$(285)	$(5,549)	$(2,029)

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 13 – SEGMENT INFORMATION AND GEOGRAPHIES

MARKET SEGMENT	Three Months Ended		Nine Months Ended

INFORMATION	Apr. 30, 2004	May 3, 2003	Apr. 30, 2004	May 3, 2003
SALES TO UNAFFILIATED CUSTOMERS:
Medical	$93,975	$83,985	$249,798	$221,070
BioPharmaceuticals	97,805	93,295	268,886	249,010

Total Life Sciences	191,780	177,280	518,684	470,080

General Industrial	172,476	150,050	471,811	417,317
Aerospace	42,479	51,060	128,749	134,032
Microelectronics	57,186	43,101	147,048	120,794

Total Industrial	272,141	244,211	747,608	672,143

Total	$463,921	$421,491	$1,266,292	$1,142,223

OPERATING PROFIT:
Medical	$19,337	$16,413	$39,978	$33,605
BioPharmaceuticals	22,060	23,269	57,109	54,480

Life Sciences	41,397	39,682	97,087	88,085

General Industrial	24,207	19,582	50,530	44,619
Aerospace	8,641	16,354	30,678	37,593
Microelectronics	11,647	7,761	26,848	19,821

Industrial	44,495	43,697	108,056	102,033

Subtotal	85,892	83,379	205,143	190,118
Restructuring and other charges	(681)	(5,036)	(10,646)	(46,335)
General corporate expenses	(19,284)	(20,394)	(54,639)	(51,904)
Interest expense, net	(4,797)	(5,765)	(15,040)	(19,238)

Earnings before income taxes	$61,130	$52,184	$124,818	$72,641

GEOGRAPHIES:
SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$171,716	$164,410	$472,046	$453,569
Europe	191,928	178,536	530,325	479,556
Asia	100,277	78,545	263,921	209,098

Total	$463,921	$421,491	$1,266,292	$1,142,223

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$49,507	$42,082	$133,284	$120,279
Europe	27,238	23,705	71,674	61,584
Asia	1,533	1,135	3,640	2,855

Total	$78,278	$66,922	$208,598	$184,718

TOTAL SALES:
Western Hemisphere	$221,223	$206,492	$605,330	$573,848
Europe	219,166	202,241	601,999	541,140
Asia	101,810	79,680	267,561	211,953
Eliminations	(78,278)	(66,922)	(208,598)	(184,718)

Total	$463,921	$421,491	$1,266,292	$1,142,223

OPERATING PROFIT:
Western Hemisphere	$33,767	$31,801	$78,510	$76,477
Europe	35,517	36,996	82,934	83,994
Asia	18,694	13,858	46,187	31,509
Eliminations	(2,086)	724	(2,488)	(1,862)

Subtotal	85,892	83,379	205,143	190,118
Restructuring and other charges	(681)	(5,036)	(10,646)	(46,335)
General corporate expenses	(19,284)	(20,394)	(54,639)	(51,904)
Interest expense, net	(4,797)	(5,765)	(15,040)	(19,238)

Earnings before income taxes	$61,130	$52,184	$124,818	$72,641

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the Company’s condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 2, 2003. The discussions regarding market segments and geographies are in local currency (i.e., had exchange rates not changed year over year) unless indicated otherwise. As used below, “½%” indicates that we have rounded the relevant data up or down to the nearest one-half percentage point. Amounts discussed below are in thousands, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.

Forward-Looking Statements

     Some of the matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to: fluctuations in foreign currency exchange rates; regulatory approval and market acceptance of new technologies; changes in product mix and product pricing and in interest rates and cost of raw materials; the Company’s success in enforcing its patents and protecting its proprietary products and manufacturing techniques and its ability to achieve the savings anticipated from its cost reduction initiatives; global and regional economic conditions and legislative, regulatory and political developments; and domestic and international competition in the Company’s global markets.

Results of Operations

Review of Consolidated Results

     Sales for the quarter increased 10% to $463,921 from $421,491 in the third quarter of last year. For the nine-month period, sales increased 11% to $1,266,292. Exchange rates increased reported sales in the quarter by $29,698, or 7%, and $90,105, or 8% for the nine-month period, primarily due to the strengthening of the Euro and to a lesser extent the British Pound and Japanese Yen. In local currency, sales increased 3% in both the quarter and nine months. Overall, pricing was flat in the quarter and nine months. Sales growth was negatively impacted by a decline in Aerospace segment sales attributable to last year’s non-recurring sales related to the Iraqi conflict. Excluding the impact of these non-recurring sales, consolidated sales in local currency increased 5½% and 4% in the quarter and nine months, respectively. Sales growth was strong in our Microelectronics segment in the quarter and nine months as the semiconductor industry continued to rebound. Sales in our Medical segment were up in the mid-single digit range in both periods. BioPharmaceuticals segment sales were down slightly in the quarter and flat on a year-to-date basis, while General Industrial segment sales rebounded in the quarter to mid-single digit growth. For the nine-month period, General Industrial sales were up in the low single digits. By geography, Asia reported double-digit sales growth in the quarter and nine months, while sales in the Western Hemisphere have shown solid single-digit growth. The growth in Asia and the Western Hemisphere for the quarter and nine months was partly offset by a decline in sales in Europe, primarily attributable to lower Aerospace sales. We expect overall sales in local currency to grow in the mid-single digit range for the full year fiscal 2004. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

     Cost of sales in the quarter, as a percentage of sales, increased to 50.4% from 48.8% in the third quarter of fiscal 2003. The increase in cost of sales, as a percentage of sales reflects the impact of product mix and volume changes particularly in our Medical and Aerospace segments. For the nine months, cost of sales increased to 51.3% from 50.8% for the same period last year reflecting the same trend evident in the quarter. Additionally, a higher level of system sales negatively impacted cost of sales for the nine-month period. We are expecting a slight increase in cost of sales, as a percentage of sales, for the full year fiscal 2004 due to changes in product mix.

     Selling, general and administrative expenses as a percentage of sales in the quarter were 31.9% as compared to 32.9% last year. For the nine-month period, selling, general and administrative expenses were 33.4% as compared to 33.7% for the same period last year. The improvement in selling, general & administrative expenses reflects synergies achieved related to our FSG integration efforts and the effects of our cost reduction programs, partly offset by increased pension and consulting costs as well as the impact of foreign exchange. Foreign exchange is estimated to have increased selling, general and administrative expenses by about $10,200 in the quarter and $32,400 for the nine months. The increase in consulting costs relates to our cost reduction programs as well as Sarbanes-Oxley compliance initiatives.

Back to Contents

     We continue to move forward with our four cost reduction initiatives. We are targeting $10 million in savings on an annualized basis related to our Indirect Expenditure cost reduction initiatives for items such as freight, office supplies, parcel delivery and travel. As we are still in the startup phase, we expect net savings from the program to approximate $2,500 for this fiscal year. In fiscal 2005, our expected savings as a result of the program should approximate $10,000. Our other three cost reduction initiatives, which focus on our cost of manufacturing, are the Direct Materials (Strategic Sourcing), Continuous Improvement Program and our Asian Manufacturing Expansion Program. As these other three plans are finalized we will provide estimated annualized savings that we expect to achieve as a result of these efforts. For the full year fiscal 2004, items such as pension and consulting are expected to increase approximately $8,000 each above the fiscal 2003 levels; however, the net savings from our cost reduction initiatives are expected to partly offset these cost increases. As a result of these factors, combined with a higher level of sales, we are expecting to achieve modest improvement in selling, general and administrative expenses, as a percentage of sales, in fiscal year 2004.

     Research and development (“R&D”) expenses were 3.4% in the quarter and nine months, on par with the same periods of fiscal 2003. We have programs in place to monitor spending and ensure that R&D resources are used efficiently.

     In the third quarter and nine months of fiscal 2004 we recorded restructuring and other charges, net, of $681 and $10,646, respectively. The restructuring and other charges, net, in the quarter and nine months reflect severance and other costs incurred as a result of the streamlining of our manufacturing operations in the United Kingdom (“U.K.”), Japan and Germany, as well as the sale of certain insignificant non-core manufacturing businesses in Germany. Additionally, restructuring and other charges, net, for the nine-month period reflects an increase in our environmental liabilities of $11,500 as a result of a change in the estimated duration and costs of the remediation effort at the Ann Arbor, Michigan facility of the Company’s subsidiary Gelman Sciences, partly offset by non-recurring income related to a decrease of pension liabilities in Germany. The adjustment to pension liabilities was due to an over accrual of pension expense that occurred during the preceding five-year period, the effect of which was not significant in any period.

     In the third quarter of fiscal 2003, we recorded restructuring and other charges of $5,036 mainly related to the transfer of Medical manufacturing from Ireland. Restructuring and other charges for the nine-month period were $46,335, reflecting the write-off of in-process research and development acquired in the FSG acquisition of $37,600 as well as severance, asset write-offs and other exit costs that were primarily related to the FSG acquisition, the transfer of Medical manufacturing as mentioned above and the realignment of our Life Sciences business.

     The details of the charges for the quarters and nine months ended April 30, 2004 and May 3, 2003 can be found in the Restructuring and Other Charges note accompanying the condensed consolidated financial statements. In general, we expect to recover the costs of the restructuring-related charges within two years from the date of the charge.

     The following table summarizes the activity for the nine months ended April 30, 2004 related to restructuring liabilities that were recorded in fiscal 2004, 2003 and 2002:

	Severance	Lease Termination Liabilities & Other	Total
Fiscal 2004
Balance at Aug. 2, 2003	$—	$—	$—
Additions	3,294	538	3,832
Utilized	(1,835)	(476)	(2,311)

Balance at Apr. 30, 2004	$1,459	$62	$1,521

Fiscal 2003
Balance at Aug. 2, 2003	$6,657	$2,530	$9,187
Utilized	(5,058)	(429)	(5,487)
Other changes (a)	(179)	(460)	(639)

Balance at Apr. 30, 2004	$1,420	$1,641	$3,061

Back to Contents

Fiscal 2002
Balance at Aug. 2, 2003	$1,447	$303	$1,750
Utilized	(761)	(87)	(848)
Other changes (a)	—	(153)	(153)

Balance at Apr. 30, 2004	$686	$63	$749

a)	Reflects the reversal of excess restructuring accruals related to the FSG acquisition that were originally recorded as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

     Net interest expense in the quarter and nine months decreased $968 and $4,198, respectively compared to the same periods in fiscal 2003. The reduction in net interest expense reflects decreased borrowings as we continue to utilize cash flow to pay down debt. Refer to the Liquidity and Capital Resources section of the Management’s Discussion and Analysis for a discussion of the reduction in net and gross debt.

     In the third quarter and nine months of fiscal 2004 the underlying tax rate was 24% compared with 22% for the same periods last year reflecting increased earnings in higher tax rate jurisdictions. We expect to sustain a tax rate of 24% for the full year fiscal 2004.

     Net earnings in the quarter were $46,514, or 37 cents per share, compared with net earnings of $40,355, or 33 cents per share last year. In summary, net earnings for the quarter benefited from increased gross profit dollars generated by a higher level of sales, decreased interest expense and the benefit of foreign exchange rates. An increase in selling, general & administrative expense dollars (pension and consulting related to the cost reduction program and Sarbanes-Oxley initiatives) and the impact of a higher underlying tax rate partly offset the above. In addition, the third quarter of fiscal 2004 included restructuring and other charges, net, of $681 (primarily restructuring costs related to our Japan operation), whereas the third quarter of fiscal 2003 included restructuring charges of $5,036. For the nine-month period, net earnings were $96,038, or 76 cents per share, compared with net earnings of $48,596, or 39 cents per share last year. Net earnings for the nine-month period benefited from organic sales growth, an increase in gross profit dollars, decreased interest expense and the benefit of foreign exchange rates. An increase in selling, general & administrative expense dollars as well as the impact of a higher underlying tax rate partly offset the above. In addition, the nine months of fiscal 2004 included restructuring and other charges, net, of $10,646 (primarily an adjustment to our environmental reserve, restructuring costs related to our U.K., German and Japan operations partly offset by an adjustment of pension liabilities in Germany), whereas the nine months of fiscal 2003 included the write-off of in-process research and development acquired in the FSG acquisition of $37,600 and severance and other charges of $8,735. We estimate that foreign currency translation added approximately 2 cents and 6 cents to earnings per share in the quarter and nine months, respectively. We expect earnings per share for fiscal year 2004 to be around the middle of the range of $1.25 to $1.40 per share.

Review of Market Segments and Geographies

Market Segments:

     The tables below present sales for the quarter and nine-month periods by market segment including the effect of exchange rates for comparative purposes.

Three Months Ended	Apr. 30, 2004	May 3, 2003	% Change		Exchange Rate Difference	% Change in Local Currency

Medical	$93,975	$83,985	12		$4,243	7
BioPharmaceuticals	97,805	93,295	5		6,527	(2)

Total Life Sciences	191,780	177,280	8		10,770	2

General Industrial	172,476	150,050	15		13,673	6
Aerospace	42,479	51,060	(17)		1,767	(20	½)
Microelectronics	57,186	43,101	32	½	3,488	24	½

Total Industrial	272,141	244,211	11	½	18,928	3	½

Total	$463,921	$421,491	10		$29,698	3

Back to Contents

Nine Months Ended	Apr. 30, 2004	May 3, 2003	% Change		Exchange Rate Difference	% Change in Local Currency

Medical	$249,798	$221,070	13		$12,493	7½
BioPharmaceuticals	268,886	249,010	8		19,663	—

Total Life Sciences	518,684	470,080	10	½	32,156	3½

General Industrial	471,811	417,317	13		43,596	2½
Aerospace	128,749	134,032	(4)		5,477	(8)
Microelectronics	147,048	120,794	21	½	8,876	14½

Total Industrial	747,608	672,143	11		57,949	2½

Total	$1,266,292	$1,142,223	11		$90,105	3

     Life Sciences sales were up 2% in the quarter and 3½% for the nine months, compared with the same periods last year. Life Sciences represented approximately 41% of our total sales in the quarter and nine months, similar to the same periods last year.

     Within Life Sciences, Medical segment sales grew 7% and 7½% in the quarter and nine months, respectively, driven by near double-digit growth in Medical’s Blood Filtration submarket. Sales in Medical’s Critical Care submarket were up slightly in the quarter and grew 4% year-to-date. By geography, the Western Hemisphere and Europe posted strong growth in Medical sales in the quarter and nine months. Sales in Asia, which comprises the smallest portion of our Medical business, were down. There continues to be increasing core market demand for our blood filtration products and we offer a broad product portfolio to our customers. New water filtration products for medical applications such as the Aquasafe filter are growing. We have introduced our enhanced Bacterial Detection System to blood centers and it has just begun contributing to sales as blood centers comply with an American Association of Blood Banks standard, which requires all platelets to be tested for bacteria. The blood bank market is highly competitive throughout the world and is characterized by various national and private tender processes. We have successfully extended for a further year (through to April 2005) our contract with our largest blood bank customer, while another large blood bank customer has notified us that their contract will not be renewed beyond its 2006 expiration. We expect to maintain our overall market share. Overall, we expect sales in our Medical segment to grow in the mid-single digit range for the full year fiscal 2004.

     BioPharmaceuticals segment sales were down 2% in the quarter and flat for the nine-month period. Within BioPharmaceuticals, sales in its Pharmaceutical submarket (which comprise approximately 75% of our BioPharmaceuticals segment) declined 3% in the quarter. The decline in Pharmaceutical sales in the quarter reflects the recent distress in the plasma fractionation industry. In addition, the timing of capital orders in the biotechnology industry negatively impacted sales growth. By geography, the decline in Pharmaceutical sales reflects a shortfall in the Western Hemisphere partly offset by strong growth in Asia. Sales in Europe were down slightly in the quarter. For the nine months, Pharmaceutical sales were up slightly reflecting growth in Asia and Europe partly offset by a decline in the Western Hemisphere. Industry reports suggest that the negative trend in the plasma fractionation industry will reverse in our fiscal year 2005. In the fourth quarter of fiscal 2004, we expect to return to low single digit growth as most of the system sales that were delayed in the current quarter are shipped. In BioSciences, the other BioPharmaceuticals submarket, sales in the quarter were up slightly for the first time this fiscal year. For the nine-month period, sales were down 4%. The decline in BioSciences for the nine months reflects a weakness in the laboratory portion of the business, which has been affected by research spending cuts. Our strategy for growth in this business is through the introduction of new products and applications. An example of our expansion in the diagnostics market is our PallCheck Luminometer and recently for the first time the FDA approved the manufacture of a prescription drug that uses this microbiological test. As such, based on the FDA’s approval there is potential for this method to replace traditional technologies in the future. Sales in the Specialty Materials part of our BioSciences business were up 5% and 5½% in the quarter and nine months, respectively. By geography, strong growth in BioSciences sales in Asia in the quarter was largely offset by a decline in Europe. Sales in the Western Hemisphere were up slightly in the quarter. The decline in BioSciences sales for the nine months reflects shortfalls in the Western Hemisphere and Europe partly offset by growth in Asia. Overall, for the full year fiscal 2004, we expect sales in our BioPharmaceuticals segment to be up slightly.

     Our Industrial business accounted for approximately 59% of total sales in the quarter and nine months, consistent with the same periods last year. Industrial sales grew 3½% and 2½% in the quarter and nine months, respectively, as compared with the same periods of last year. Growth in Microelectronics was strong in the quarter and nine months, while General Industrial segment sales, which account for over 60% of our Industrial business, were up 6% in the quarter and 2½% in the nine months. Aerospace sales were down 20½% as expected in the quarter and 8% for the nine-month period.

Back to Contents

     Within General Industrial, all submarkets contributed to the increase in sales in the quarter, with the exception of Food & Beverage, which was essentially flat. Sales growth in our Water Processing and Power Generation submarkets was particularly strong. For the nine-month period, sales gains were posted in our Power Generation, Fuels & Chemical and Water Processing submarkets, while sales in Machinery & Equipment were down. General Industrial is impacted by certain cyclical end-user markets and also by the timing of large system orders, which typically do not occur evenly across four quarters. Sales in our Power Generation submarket increased 13½% and 15% for the quarter and nine months, respectively, with all geographies contributing to this gain. Year-to-date the Western Hemisphere has benefited from a large water filtration sale to a power station in Denver, Colorado. Sales in our Fuels & Chemicals submarket grew 5% and 4½% in the quarter and nine months, respectively, reflecting strong sales in Asia. We expect continued strong investment by customers in the Fuels & Chemicals markets in our fourth quarter and into fiscal 2005. Sales in our Machinery & Equipment submarket increased 3½% in the quarter reflecting strong growth in Asia. For the nine-month period sales were down 1½% as declines in the Western Hemisphere and Europe more than offset the growth in Asia. Sales in the Western Hemisphere and Europe have been negatively impacted by difficult industry conditions. In addition, sales in Europe were reduced due to the sale of our German machine and tool unit in the second quarter. Excluding the sales related to the machine tool unit from all periods, Machinery & Equipment sales were up 7% and 1% in the quarter and nine months, respectively. The business outlook has been improving in the Machinery & Equipment submarket due in part to the large global acceptance of our new flagship product, Ultipleat SRT, which we launched last quarter. Sales in Water Processing increased 29½% and 7% for the quarter and nine months, respectively, with all geographies contributing to these gains. There continues to be significant potential in our Water Processing business and it continues to be our fastest growing business. Backlog in this submarket is also strong. Sales in our Food & Beverage submarket were flat in both the quarter and nine-month period. Overall, we expect sales in our General Industrial segment to grow in the mid-single digit range for the full year fiscal 2004.

     Aerospace sales decreased 20½% in the quarter reflecting a decline in Military sales of 37% (primarily Europe) partly offset by an increase in Commercial sales of 3%. For the nine months, Aerospace sales were down 8% reflecting a decline in Military sales of 16½% (attributable to Europe), partly offset by an increase in Commercial sales of 2%. The decline in Military sales reflects a difficult comparison, as the third quarter and nine months of last year reflected non-recurring sales related to the Iraqi conflict. Excluding the impact of the nonrecurring sales, total Aerospace sales declined 3% in the quarter and were flat for the nine-month period. Military sales comprised approximately 46% and 48% of total Aerospace sales in the quarter and nine months, respectively compared with 58% and 54% for the same periods last year. The non-recurring sales in fiscal 2003 related to the Iraqi conflict are estimated at about $15 million and as such, we expect a mid-single digit decline in Aerospace sales for the full year fiscal 2004.

     Microelectronics sales grew 24½% and 14½% in the quarter and nine months, respectively, compared with last year as the recovery of the cyclical semiconductor market continues. Growth in the quarter was driven by the Western Hemisphere and Asia where sales increased 25½% and 31%, respectively. Sales in Europe, the smallest of our Microelectronics’ markets, increased 3½%. For the nine-month period the growth in Microelectronics was driven by Asia and the Western Hemisphere where sales grew by 26½% and 4%, respectively. Sales in Europe were down in the nine-month period. While last year we initially saw growth in the macro side of the semiconductor market (digital displays, information storage, ink jet printing), we are now beginning to see growth across the whole spectrum of the market, including increased OEM activity and fab upgrades and production. We are well positioned to take advantage of this recovery with our leading edge products and by applying these products across the digital desktop. We are anticipating sales growth in the mid teens in this segment for the full year fiscal 2004.

     The consolidated operating profit as a percentage of sales for the quarter declined to 18.5% from 19.8% last year. For the nine-month period, operating profit declined to 16.2% from 16.6% last year.

     In Life Sciences, overall operating profit declined to 21.6% in the quarter from 22.4% last year reflecting a decline in BioPharmaceuticals operating profit margin, while Medical margins improved. For the nine-month period, operating profit was 18.7% on par with the same period last year as an improvement in Medical operating profit margin offset a decline in BioPharmaceuticals.

     Within Life Sciences, Medical operating profit improved to 20.6% from 19.5% last year. Operating profit dollars increased by $2,924 or 18%. For the nine-month period, Medical operating profit improved to 16% from 15.2%, while operating profit dollars grew $6,373, or 19%. The improvement in operating profit for the quarter and nine months reflect manufacturing-based cost reduction programs and synergies realized as a result of the reorganization of the Critical Care and Blood Businesses (refer to the Restructuring and Other Charges note accompanying the condensed consolidated financial statements for discussion of actions taken in fiscal 2003). We expect Medical Operating profit margins to increase close to 20% for the full year fiscal 2004. Operating profit in BioPharmaceuticals declined in the quarter to 22.6% of sales, from 24.9% last year reflecting lower than expected sales growth and a change in product mix. Operating profit dollars decreased $1,209 or 5%. For the nine months, operating profit decreased to 21.2% from 21.9% last year, while operating profit dollars increased $2,629 or 5%.

Back to Contents

     Overall operating profit margins in Industrial declined to 16.3% from 17.9% and to 14.5% from 15.2% in the quarter and nine months, respectively. General Industrial operating profit improved to 14% from 13.1% last year, while operating profit dollars increased by $4,625 or 23½%. For the nine months operating profit was 10.7%, on par with last year. Operating profit dollars increased by $5,911 or 13% reflecting the increase in sales. Aerospace operating profit declined to 20.3% from 32%, while operating profit dollars decreased $7,713 or 47%, reflecting lower military sales in the quarter as discussed above. For the nine months, operating profit declined to 23.8% from 28% last year, while operating profit dollars decreased by $6,915 or 18½%. Microelectronics operating profit increased to 20.4% from 18% last year, while operating profit dollars increased $3,886, or 50%. For the nine months operating profit increased to 18.3% from 16.4% last year, while operating profit dollars grew $7,027, or 35½%. The increase in Microelectronics operating profit margin and dollars for the quarter and nine months reflects the strong growth in sales as discussed above.

     Geographies:

     The tables below present sales for the quarter and nine months to unaffiliated customers by geography including the effect of exchange rates for comparative purposes.

Three Months Ended	Apr. 30, 2004	May 3, 2003	% Change		Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$171,716	$164,410	4	½	$616	4
Europe	191,928	178,536	7	½	21,814	(4	½)
Asia	100,277	78,545	27	½	7,268	18	½

Total	$463,921	$421,491	10		$29,698	3

Nine Months Ended	Apr. 30, 2004	May 3, 2003	% Change		Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$472,046	$453,569	4		$2,852	3	½
Europe	530,325	479,556	10	½	67,141	(3	½)
Asia	263,921	209,098	26		20,112	16	½

Total	$1,266,292	$1,142,223	11		$90,105	3

     By geography, sales in the Western Hemisphere increased 4% and 3½% for the quarter and nine months, respectively. Exchange rates increased sales by $616 and $2,852, primarily related to the strengthening of the Canadian Dollar, resulting in reported sales growth of 4½% and 4% in the quarter and nine months, respectively. Operating profit in the quarter was 15.3% of sales as compared with 15.4% last year. Operating profit dollars increased $1,966, or 6% reflecting the increase in sales. For the nine-month period, operating profit margin declined to 13% of sales from 13.3% last year reflecting a change in product mix. Operating profit dollars were up $2,033 or 2½% for the nine months.

     In Europe, sales declined 4½% and 3½% in the quarter and nine months, respectively, compared with last year. The decline in sales reflects the impact of the non-recurring Aerospace sales related to the Iraqi conflict, which were recorded in fiscal 2003. The strengthening of European currencies added $21,814 and $67,141 in sales resulting in reported sales growth of 7½% and 10½% in the quarter and nine months, respectively. Operating profit in the quarter declined to 16.2% from 18.3% last year, while operating profit dollars declined $1,479, or 4%. For the nine-month period, operating profit declined to 13.8% from 15.5%, while operating profit dollars decreased $1,060, or 1½%. The decrease in operating profit in the quarter and nine months primarily reflects a shift in product mix and the decline in Aerospace sales.

Back to Contents

     Sales in Asia increased 18½% and 16½% in the quarter and nine months, respectively. The strengthening of Asian currencies added $7,268 and $20,112 in sales, resulting in reported sales growth of 27½% and 26% in the quarter and nine months, respectively. The increase in sales resulted from strong growth in BioPharmaceuticals, General Industrial and Microelectronics sales as cited above. In addition, sales have been favorably impacted by a shift from the way FSG recorded sales through their U.S. and European manufacturing sites to the way Pall records sales through local sales companies. This shift resulted in sales being recorded in Asia that would have been recorded in the Western Hemisphere and Europe under the FSG methodology. Operating profit increased to 18.4% from 17.4% last year, reflecting the strong sales growth as discussed above. Operating profit dollars increased $4,836, or 35%. For the nine-month period operating profit improved to 17.3% from 14.9%, while operating profit dollars increased $14,678, or 46½%.

Liquidity and Capital Resources

     Net cash provided by operating activities for the first nine months of fiscal 2004 was $123,896, a decrease of $9,721 as compared with the first nine months of fiscal 2003. The decrease in cash flow reflects changes in working capital items such as accounts receivable, income tax payable and accrued liabilities partly offset by cash generated from increased earnings.

     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $84,083 for the nine months ended April 30, 2004, as compared with $94,314 for the nine months ended May 3, 2003. The decrease in free cash flow reflects the factors mentioned above as well as a slightly higher level of capital expenditures. For the full year fiscal 2004, we expect free cash flow to approximate $180,000, compared to $168,421 in fiscal 2003, reflecting the expected increase in earnings. We believe this measure is important because it is a key element of our planning. We utilize free cash flow, which is a non-GAAP measure, as one way to measure our current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities:

	Nine Months Ended Apr. 30, 2004	Nine Months Ended May 3, 2003	Estimated Fiscal Year 2004		Fiscal Year 2003

Net cash provided by operating activities	$123,896	$133,617	$250,000	(a)	$230,591
Less: capital expenditures	39,813	39,303	70,000		62,170

Free cash flow	$84,083	$94,314	$180,000		$168,421

     (a) Estimated net cash provided by operating activities for fiscal year 2004 is based on the mid-point of the earnings per share estimate provided above.

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at April 30, 2004 to those at August 2, 2003, the European currencies and the Yen have strengthened against the U.S. dollar.

     Working capital was approximately $632,700, a ratio of 2.6 at April 30, 2004 as compared with $516,900, a ratio of 2.2 at year-end fiscal 2003. Accounts receivable days sales outstanding were 81 days, as compared with 83 days at year-end fiscal 2003. Inventory turns were 3.0 as compared to 2.9 at fiscal year-end 2003. The effect of foreign exchange increased inventory, accounts receivable and other current assets by $11,829, $18,851 and $2,092, respectively, as compared with year-end fiscal 2003. Additionally, foreign exchange increased accounts payable and other current liabilities by $10,410 and income taxes payable by $555.

     When operating the business day-to-day, excluding acquisitions but including funding capital expenditures and buying back common stock, our current intention is to keep net debt (debt net of cash, cash equivalents and short-term investments) at 25% to 30% of total capitalization (net debt plus equity). Net debt decreased by approximately $41,900 compared with year-end fiscal 2003. The impact of foreign exchange rates accounted for $6,800 of the reduction, while the fair value adjustment on our fixed to variable interest rate swaps carried as part of debt increased net debt by approximately $4,300. As such, the actual cash reduction in our net debt was $39,400 in the first nine months of fiscal 2004. Overall, net debt, as a percentage of total capitalization, was 26% as compared with 30.2% at year-end fiscal 2003. Total gross debt increased approximately $900 as compared with year-end fiscal 2003. Foreign exchange rates increased gross debt by $2,000, while the fair value adjustment on our fixed to variable interest rate swaps carried as part of debt increased gross debt by approximately $4,300. As such, the actual cash reduction in our gross debt was approximately $5,400 in the first nine months of fiscal 2004.

Back to Contents

      Proceeds from stock plans were $9,786 in the quarter and $41,616 in the nine months. Capital expenditures were $14,652 and $39,813 in the quarter and nine months, respectively. Depreciation expense in the quarter and nine months was $20,340 and $59,996, respectively. Amortization expense in the quarter and nine months was $2,437 and $6,570, respectively. Our goal is to keep capital expenditures below $70,000 in fiscal 2004. Also, depreciation and amortization expense are expected to be approximately $90,000 in fiscal 2004.

     On October 17, 2003, our Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of our common stock. During the third quarter of fiscal 2004, we repurchased stock of $45,000. For the nine months, we paid dividends of $33,845 and for the full year we expect to pay dividends of about $45,000.

     At April 30, 2004, we owned 6,175 shares of V.I. Technologies, Inc. (“VITEX”) at an adjusted cost basis (original cost less any impairment losses previously recorded) of $1.27 per share, or $7,815. Our investment in VITEX has been recorded at the April 30, 2004 fair market value of $1.14 per share, or $7,039 in the accompanying condensed consolidated balance sheet. For more detail regarding our investment in VITEX, refer to the Other Non-Current Assets note accompanying the condensed consolidated financial statements.

     We consider our existing lines of credit, along with the cash generated from operations, to be sufficient for both short term and long term growth. It is management’s intention to refinance any unpaid amounts under the company’s unsecured senior revolving credit facility prior to its expiration in 2005. At April 30, 2004, $134,000 is available under this credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the period from the end of the Company’s fiscal 2003 (August 2, 2003) to the end of the Company’s third fiscal quarter (April 30, 2004), there was no material change in the market risk information previously reported in Item 7A of the Company’s Annual Report on form 10-K for its fiscal year ended August 2, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a–15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter ended April 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Back to Contents

     PART II. OTHER INFORMATION
(In thousands, except per share data)

ITEM 1. LEGAL PROCEEDINGS.

     In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by the Company in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. The Company’s plan has been submitted to, and approved by, both the Court and the State. In February 2004, the Court instructed the Company to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan. The Company has submitted its Feasibility Study as instructed. The Court has expressed its satisfaction with the Company’s progress.

      In correspondence dated June 5, 2001, the State asserted that additional stipulated penalties in the amount of $142 were owed for a separate alleged violation of the consent judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request “under advisement”, pending the results of certain groundwater monitoring data. Those data have been submitted to the Court, but no ruling has been issued. On August 9, 2001, the State made a written demand for reimbursement of $227 it has allegedly incurred for groundwater monitoring. Gelman considers this claim barred by the consent judgment.

     On May 12, 2004, the City of Ann Arbor filed a lawsuit against Gelman Sciences Inc. d/b/a Pall Life Sciences in Washtenaw County Circuit Court. The City’s suit seeks damages, including the cost of replacing a municipal water supply well allegedly affected by the 1,4-dioxane groundwater contamination, as well as injunctive relief in the form of an order requiring Pall Life Sciences to remediate the soil and groundwater beneath the City. The contaminant levels allegedly detected in the municipal well at issue, however, are well below applicable cleanup standards and the Company will vigorously defend against the claim.

     The Company’s balance sheet at April 30, 2004 contains environmental liabilities of $22,057, which relates mainly to the aforementioned cleanup. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.

     Reference is also made to the Contingencies and Commitments note in the notes accompanying the condensed consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 1, 2004 to February 28, 2004	339	$26.54	339	$191,004
February 29, 2004 to March 27, 2004	1,321	$23.46	1,321	$160,009
March 28, 2004 to April 30, 2004	218	$23.03	218	$155,000

Total	1,878	$23.97	1,878

Back to Contents

     (1) In October 2003, the Company’s Board of Directors authorized and announced the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the third quarter of fiscal 2004, we purchased 1,878 shares in open-market transactions at an aggregate cost of $45,000 with an average price per share of $23.97. Therefore, $155,000 remains to be expended under the current stock repurchase program. The Company did not purchase treasury stock during the first six months of fiscal 2004. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

     During the three and nine month periods ended April 30, 2004, 550 and 2,223 shares, net of shares traded in, were issued for the Company’s stock plans. At April 30, 2004, the Company held 2,940 treasury shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits
See the index to exhibits for a list of exhibits filed herewith or incorporated by reference herein.

(b)	Reports on Form 8-K.
On March 4, 2004, the Company filed Form 8-K under Item 12. Results of Operations and Financial Condition. A press release announcing operating results and financial condition for the second quarter ended January 31, 2004 was furnished as exhibit 99.1.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

June 14, 2004	/s/	JOHN ADAMOVICH, JR.
John Adamovich, Jr.
Chief Financial Officer
and Treasurer

June 14, 2004	/s/	LISA MCDERMOTT
Lisa McDermott
Chief Accountant

Back to Contents

Exhibit Index

Exhibit Number	Description of Exhibit

2(i)*	Stock Purchase Agreement dated February 14, 2002, by and between the Registrant and United States Filter Corporation, filed as Exhibit 2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

2(ii)*	Amendment dated April 24, 2002, to Stock Purchase Agreement dated February 14, 2002, by and between the Registrant and United States Filter Corporation, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K bearing cover date of April 24, 2002.

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	By-Laws of the Registrant as amended through July 15, 2003, filed as Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003.

10‡†	Employment agreement dated January 21, 2004 between the Registrant and Eric Krasnoff.

31.1†	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Incorporated herein by reference.

† Exhibits filed herewith.

‡ Management contract or compensatory plan or arrangement.