Form 10-K
period 2004-07-31
PALL CORP
filed 2004-10-13
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2004 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act). Yes      No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on January 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,208,911,056.

On October 4, 2004, there were 123,203,277 outstanding shares of the registrant’s common stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for the 2004 annual meeting of shareholders, to be held on November 17, 2004 (hereinafter referred to as the “Proxy Statement”), are incorporated by reference into Part III of this report.

Back to Contents

PART I

ITEM 1.  BUSINESS.

(a)	General development of business.

Pall Corporation, a New York corporation incorporated in July 1946, and its subsidiaries (hereinafter collectively called the “Company” or referred to as “we” or “our” unless the context requires otherwise) is a leading supplier of fine filters, principally made by the Company using its proprietary filter media, and other fluid clarification and separations equipment for the removal of solid, liquid and gaseous contaminants from a wide variety of liquids and gases.

We serve customers in two principal markets: Life Sciences and Industrial. The two principal markets are further divided into five segments: Medical and BioPharmaceuticals (which comprise the Life Sciences business) and General Industrial, Aerospace and Microelectronics (which comprise the Industrial business).

During the past year, we have continued our development and sale of fluid clarification and separations products in a wide variety of markets. Additionally, in fiscal 2002, we acquired the Filtration and Separations Group (“FSG”) from United States Filter Corporation, significantly expanding our presence in the Industrial market. For additional information, see the Acquisitions note in the notes accompanying the consolidated financial statements in this report.

Additional information about the Company is available on its website at www.pall.com. The Company’s periodic and current reports filed with the U.S. Securities and Exchange Commission (“SEC”) are also available free of charge on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

(b)	Financial information about market segments.

For financial information of the Company by market segment, please see the Segment Information and Geographies note in the notes accompanying the consolidated financial statements of the Company and the sections under the captions “Review of Market Segments and Geographies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7 of this report).

(c)	Narrative description of business.

Pall Corporation is a materials science and engineering company with the broadest-based filtration, separations and purification capabilities. Our proprietary products are used to discover, develop and produce pharmaceuticals, produce safe drinking water, protect hospital patients, remove white blood cells from blood, enhance the quality and efficiency of manufacturing processes, keep equipment running efficiently and protect the environment. Requirements for product quality, purity, environmental preservation, health and safety apply to a wide range of industries and across geographic borders. We have a 58-year history of commercializing successful products and continue to develop new materials and technologies for the Life Sciences and Industrial markets and their increasingly difficult fluid filtration, purification and separation challenges. We have an array of core materials and technologies that can be combined and manipulated in many ways to solve complex fluid separation challenges. These proprietary materials, coupled with our ability to engineer them into useful forms are the cornerstones of our capabilities. Our proprietary materials enable us to provide customers with products that are well matched to their needs, to develop new products and to enter new markets. With our acquisition of FSG in fiscal 2002, we enhanced our library of proprietary materials and technologies with sophisticated offerings such as asymmetric membranes, selective adsorption, melt-blown media, nano ceramic membranes and metallic media.

We actively pursue applications in which Pall products can make a substantial difference to the customer and especially target projects that will provide them real gains in performance and economics. The products sold are principally filters made with proprietary Pall filter media produced by chemical film casting, melt-blowing of polymer fibers, papermaking and metallurgical processes. Metal and plastic housings for our filters and a wide variety of appurtenant devices are also made. Competition is intense in all of our markets and includes many large and small companies in our global markets; however, no one company has a significant presence in all of our markets.

LIFE SCIENCES BUSINESS:

During the first quarter of fiscal 2003, we reorganized the Life Sciences business. As a result, the hospital and medical OEM sub-segments, which were previously part of the BioPharmaceuticals segment, were combined with the Blood segment to create a new segment called Medical. Life Sciences segment information for prior periods has been restated for these changes.

Back to Contents

Our Life Sciences technologies facilitate the process of drug discovery and development and production. Pall technologies are also used at the point of patient care. Our broad capability in the life sciences industry is a competitive strength and an important element of our strategy going forward.

Sales in the medical and biopharmaceuticals markets are made through direct sales and through distribution. Backlog information is omitted for these markets, as we do not consider it meaningful to an understanding of these portions of the Company’s business.

We feel that safety, efficacy, ease of use, technical support, as well as price, are the principal competitive factors in this business, although economy of use is important. Our principal competitors in the Medical segment include Baxter, Asahi Medical, MacoPharma, Terumo and Fresenius, and our principal competitors in the BioPharmaceuticals segment include Millipore, Sartorius and CUNO.

MEDICAL:

Pall Medical products address two primary needs: transfusion safety and hospital infection control. Products related to transfusion safety are the Company’s largest product family. Pall’s blood filters remove unwanted white cells from donor blood. Leukocytes in donor blood can cause serious medical complications. Filtering out leukocytes reduces transfusion-related suppression of the immune system and helps protect against post-surgical infection. Pall’s enhanced Bacterial Detection System tests platelets for the presence of bacteria prior to transfusion. Bacterial detection is a newer market opportunity for us. Hospital acquired infections continue to be a major problem for the world’s health care systems. Our water, breathing circuit, intravenous filters and other medical devices help protect patients from these costly infections.

BIOPHARMACEUTICALS:

The BioPharmaceuticals segment includes sales of separation systems and disposable filters primarily to pharmaceutical, biotechnology and laboratory companies. We provide a broad range of advanced filtration solutions for each critical stage of drug development through drug production. Our product lines start in the laboratory with drug discovery, gene manipulation and proteomics applications. Our filtration systems and validation services allow drug manufacturers the quickest and surest path through the regulatory process and on to the market.

We believe that our established record of product performance and innovation is a strong competitive advantage among biopharmaceutical customers because of the high costs and safety risks associated with drug development and production.

INDUSTRIAL BUSINESS:

We provide enabling and process enhancing technologies throughout the industrial marketplace. This includes the machinery and equipment, aerospace, microelectronics, municipal and industrial water, fuels, chemicals, energy, and food and beverage industries. We have the capability to provide customers with integrated solutions for all of their process fluids.

GENERAL INDUSTRIAL:

Included in this diverse segment are sales of filters, coalescers and separation systems for hydraulic, fuel and lubrication systems on mechanical equipment across many industries, as well as to producers of oil, gas, electricity, chemicals, food and beverages, municipal and industrial water and paper. Virtually all of the raw materials, process fluids and waste streams that course through industry are candidates for multiple stages of filtration, separations and purification.

We believe that technologies that purify water for use and reuse represent an important opportunity. Governments around the world are implementing stringent new regulations governing drinking water standards and we believe that our filters and systems provide a solution for these requirements. With our acquisition of FSG, we increased our presence in the stable and growing food and beverage sector and we have enhanced our ability to better serve our other industrial markets.

Backlog at July 31, 2004 (the end of the Company’s 2004 fiscal year) was approximately $128,410,000 compared with $108,091,000 at August 2, 2003 (fiscal 2003 year end). Our sales to General Industrial customers are made through our personnel, distributors and manufacturers’ representatives. We believe that product performance and quality, and service to the customer, as well as price, are the principal competitive factors in this market. Our principal competitors in the General Industrial segment include CUNO, US Filter, Sartorius and Parker Hannifin.

Back to Contents

AEROSPACE:

The Aerospace segment includes sales of filtration and fluid monitoring equipment to the aerospace industry for use on commercial and military aircraft, including hydraulic, lubrication, and fuel filters, coalescers to remove water from fuel, filters to remove viruses from aircraft cabin air and filter monitoring systems. Our products and systems are also used in ships and land-based military vehicles. Commercial and Military sales each represented 50% of total Aerospace sales in fiscal 2004.

Our products are sold to customers in this segment through a combination of direct sales and through distribution. Backlog at July 31, 2004 was approximately $84,794,000 compared with $85,364,000 on August 2, 2003. Competition varies by product, and no single competitor competes with us across all sub-segments of Aerospace; however, our principal competitors include Donaldson, ESCO Technologies Inc. and CLARCOR.

We believe that performance and quality of product and service, as well as price, are determinative in most sales.

MICROELECTRONICS:

Included in this segment are sales of disposable filtration products to producers of semiconductors, computer terminals, fiber optics, disk drives, displays and photographic film. The drive to shrink the size of computer components requires increasingly finer levels of filtration and purification, sometimes down to the level of parts per quadrillion. From the raw materials of silicon and water to the gases and chemicals of chip manufacture, we have extensive engineered solutions for the needs of this demanding industry.

Our products are sold to customers in this segment through our own personnel, distributors and manufacturers’ representatives. Backlog at July 31, 2004 was approximately $15,976,000 compared with $8,205,000 at August 2, 2003. We believe that performance, quality of product and service, as well as price, are determinative in most sales. The principal competitors in the Microelectronics market include Mykrolis and Mott.

The following comments relate to the five segments discussed above:

RAW MATERIALS:

Most raw materials used by the Company are available from multiple sources. A limited number of materials are proprietary products of major chemical companies. Management believes that the Company could find satisfactory substitutes for these materials should they become unavailable, as it has done several times in the past.

PATENTS:

The Company owns a broad range of patents covering its filter media, filter designs and other products, but it considers these to be mainly defensive, and relies on its proprietary manufacturing methods and engineering skills. However, it does act against infringers when management believes such action is economically justified.

The following comments relate to the Company’s business in general:

1)	With few exceptions, research activities conducted by the Company are Company sponsored. Research expenditures totaled $57,279,000 in 2004, $52,204,000 in 2003 and $54,778,000 in 2002.

2)	No one customer provided 10% or more of the Company’s consolidated sales in fiscal 2004, 2003 or 2002.

3)	The Company is in substantial compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, compliance with environmental matters has not had a material effect upon the Company’s capital expenditures or competitive position. For a further description of environmental matters in this report, see Item 3, Legal Proceedings, and the Contingencies and Commitments note in the notes accompanying the consolidated financial statements.

4)	At July 31, 2004, the Company employed approximately 10,300 persons.

(d)	Financial information about geographic areas.

For financial information of the Company by geographic area, please see the Segment Information and Geographies note in the notes accompanying the consolidated financial statements of the Company, and the sections under the captions “Review of Market Segments and Geographies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7 of this report).

Back to Contents

ITEM 2.  PROPERTIES.

The following are the Company’s significant facilities:

Location	Type	Markets	Square Feet

OWNED:
Western Hemisphere
Cortland, NY	Plant & office	Life Sciences & Industrial	338,000
East Hills, NY	Office, plant & warehouse	Headquarters & all markets	326,000
DeLand, FL	Plant	Industrial	279,000
Fajardo, Puerto Rico	Plants, warehouse & laboratory	Life Sciences & Industrial	259,000
Pt. Washington, NY	Office, laboratory & training center	Life Sciences & Industrial	235,000
Ann Arbor, MI	Plant, office & warehouse	Life Sciences	180,000
New Port Richey, FL	Plant & office	Industrial	166,000
Timonium, MD	Plant & office	Industrial	160,000
Covina, CA	Plant, office & laboratory	Life Sciences	134,000
Ft. Myers, FL	Plant, office & warehouse	Industrial	111,000
Pensacola, FL	Plant	Life Sciences	77,000
Hauppauge, NY	Plant & office	Life Sciences	75,000
Putnam, CT	Plant	Life Sciences & Industrial	63,000
San Diego, CA	Plant	Industrial	26,000
Europe
Bad Kreuznach, Germany	Plant & office	Life Sciences & Industrial	390,000
Waldstetten, Germany	Plant & office	Industrial	249,000
Portsmouth, U.K.	Plant, office, warehouse & laboratory	Life Sciences & Industrial	248,000
Crailsheim, Germany	Plant & office	Industrial	215,000
Tipperary, Ireland	Plant	Life Sciences & Industrial	178,000
Redruth, U.K.	Plant, office & warehouse	Industrial	163,000
Ilfracombe, U.K.	Plant & office	Life Sciences & Industrial	112,000
Bazet, France	Plant	Industrial	111,000
Newquay, U.K.	Plant & office	Life Sciences & Industrial	106,000
Frankfurt, Germany	Office & warehouse	Life Sciences & Industrial	72,000
Ascoli, Italy	Plant, office & warehouse	Life Sciences	71,000
Paris, France	Office & warehouse	Life Sciences & Industrial	65,000
Asia
Tsukuba, Japan	Plant, laboratory & warehouse	Life Sciences & Industrial	120,000
LEASED:
Western Hemisphere
Timonium, MD	Plant	Industrial	71,000
Covina, CA	Plant & warehouse	Life Sciences	66,000
Cortland, NY	Warehouse	Industrial	40,000
Tijuana, Mexico	Plant	Life Sciences	40,000
Europe
Frankfurt & Hamburg, Germany	Office & warehouse	Life Sciences & Industrial	100,000
Milan & Ascoli, Italy	Office & warehouses	Life Sciences & Industrial	89,000
Madrid, Spain	Office, laboratory & warehouse	Life Sciences & Industrial	61,000
Vienna, Austria	Office & warehouse	Life Sciences & Industrial	40,000
Lyon, France	Plant	Industrial	26,000
Asia
Beijing, China	Plant, office & warehouse	Life Sciences & Industrial	160,000
Tokyo, Osaka, Nagoya, Japan	Offices	Life Sciences & Industrial	41,000

In the opinion of management, these premises are suitable and adequate to meet the Company’s requirements.

Back to Contents

ITEM 3.  LEGAL PROCEEDINGS.

The Company has environmental matters discussed below at the following three sites: Ann Arbor, Michigan; Pinellas Park, Florida and Glen Cove, New York.

Ann Arbor, Michigan:

In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by the Company in February 1997. The action sought to compel Gelman to investigate and remediate 1,4-dioxane groundwater contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900,000 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order (“REO”) requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. Gelman’s plan has been submitted to, and approved by, both the Court and the State. In correspondence dated June 5, 2001, the State asserted that additional stipulated penalties in the amount of $141,500 were owed for a separate alleged violation of the consent judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request “under advisement”, pending the results of certain groundwater monitoring data. Those data have been submitted to the Court, but no ruling has been issued. On August 9, 2001, the State made a written demand for reimbursement of $227,462 it has allegedly incurred for groundwater monitoring. Gelman considers this claim barred by the consent judgment.

In February 2004, the Court instructed Gelman to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan. Gelman has submitted its Feasibility Study as instructed. The State also submitted its plan for remediating this area of contamination to the Court. Management believes that the State’s plan exceeds requirements under state law and that it is not an efficient and expeditious manner to conduct the remediation. On September 8, 2004, the Court advised the parties that it would issue an order modifying its previous REO by November 8, 2004 to address the recently discovered contamination.

On May 12, 2004, the City of Ann Arbor filed a lawsuit against Gelman Sciences Inc. d/b/a Pall Life Sciences in Washtenaw County Circuit Court. The City’s suit seeks damages, including the cost of replacing a municipal water supply well allegedly affected by the groundwater contamination, as well as injunctive relief in the form of an order requiring Pall Life Sciences to remediate the soil and groundwater beneath the City. The contaminant levels allegedly detected in the municipal well at issue, however, are well below applicable cleanup standards and the Company will vigorously defend against the claim.

On June 25, 2004, a private plaintiff sued the Company in the United States District Court for the Eastern District of Michigan in connection with the groundwater contamination. The complaint seeks both money damages and injunctive relief requiring remediation of the contamination. The single named plaintiff also seeks to represent a larger class of property owners and residents within the area who plaintiff claims are affected by the groundwater contamination. Management does not believe that there is substantive merit to the named plaintiff’s claims or a basis for class certification. The Company will vigorously defend the lawsuit.

Pinellas Park, Florida:

In 1995, as part of a facility closure, an environmental site assessment was conducted to evaluate any soil and groundwater impacts from chemicals that may have been used at the Company’s Pinellas Park facility during the previous 24-year period of manufacturing and testing operations conducted by the Company at the facility. MIBK (methyl isobutyl ketone) concentrations in groundwater were found to be higher than regulatory levels. Soil excavation was conducted in 1998 and subsequent groundwater sampling showed MIBK concentrations below the regulatory level.

Back to Contents

In October 2000, environmental consultants for a prospective buyer of the property found groundwater contamination in excess of regulatory levels outside the building, but on the Company’s property. The contamination in the groundwater consisted of chlorinated solvents (perchloroethylene, trichloroethylene) and their breakdown products (cis-1,2-dichloroethene, trans-1,2-dichloroethene, vinyl chloride) in excess of regulatory levels. In October 2001, a Site Assessment Report (SAR) was submitted to the Florida Department of Environmental Protection (FDEP), which showed details of contamination locations and concentrations.

In July 2002, a Supplemental Contamination Assessment Plan (SCAP) and an Interim Remedial Action Plan (IRAP) were prepared by the Company’s consultants/contractors and submitted to FDEP. A revised IRAP was submitted by the Company in December 2003, and it was accepted by the FDEP in January 2004. A Remedial Action Plan (RAP) was submitted in June 2004, and approval and the start of work pursuant to this RAP is expected in the fall of 2004.

Glen Cove, New York:

A March 1994 report indicated contamination consisting of chlorinated solvents at a neighboring site to the Company’s Glen Cove facility, and later reports found both shallow and intermediate zone contamination. In 2000, the Company entered into a Consent Judgment with the New York State Department of Environmental Conservation (NYSDEC), and completed a Phase II Remedial Investigation.

The NYSDEC has finalized the Record of Decision (ROD) for the shallow groundwater zone termed OU-1 and the Company has signed an Order on Consent for OU-1 to be effective July 5, 2004. This Order requires the Company to submit a Work Plan for a Remedial Investigation/Feasibility Study, Interim Remedial Measures, Remedial Action and Operation & Maintenance.

The deeper groundwater zone (OU-2) ROD has been deferred by the NYSDEC until after additional data is available to delineate contamination and select an appropriate remedy. The Company has initiated discussions with a neighboring potentially responsible party (“PRP”) regarding entering into a joint OU-2 Order on Consent.

     *     *     *

The Company’s balance sheet at July 31, 2004 contains environmental liabilities of $29,692,000, which relate to the aforementioned items. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.

Reference is also made to the Contingencies and Commitments note in the notes accompanying the consolidated financial statements in this report.

Back to Contents

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of its fiscal year 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age*	Current Positions Held	First Appointed an Executive Officer
Eric Krasnoff**	52	Chairman and Chief Executive Officer	1986
Marcus Wilson**	49	President	1998
Donald B. Stevens	59	Chief Operating Officer	1994
John Adamovich, Jr.	51	Group Vice President, Treasurer, and Chief Financial Officer	1998
Heinz Ulrich Hensgen	52	Group Vice President	2000
Neil MacDonald	54	Group Vice President	2000
Roberto Perez	55	Group Vice President	2003
Steven Chisolm	46	Senior Vice President	1998
Andrew Denver	56	Senior Vice President	2002
Riichi Inoue	56	Senior Vice President	2001
John Miller	59	Senior Vice President	2000
Reed Sarver	45	Senior Vice President	2001
Gregory Scheessele	44	Senior Vice President	2002
James Western	53	Senior Vice President	2004

*	Age as of October 14, 2004.
**	Messrs. Krasnoff and Wilson are directors of the Company and members of the Board’s Executive Committee.

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

Mr. Perez joined the Company in January 2000 as President of the Medical Products Manufacturing Group. Prior to joining the Company from 1995 through 1999, Mr. Perez served as Corporate Vice President of Baxter Healthcare Corporation and Baxter World Trade Corporation, subsidiaries of Baxter International, Inc. Prior to that, Mr. Perez was President of Baxter International’s Fenwal Division.

Executive officers are elected by the Board of Directors annually, to serve until the next annual meeting of the Board.

None of the above persons has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S-K during the past five years.

Back to Contents

     PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the New York Stock Exchange under the symbol PLL. The table below sets forth quarterly data relating to the Company’s common stock prices and cash dividends declared per share for the past two fiscal years.

		2004		2003		Cash Dividends Declared Per Share

Price per share		High	Low	High	Low	2004	2003

Quarter:	First	$25.95	$21.55	$18.40	$14.68	$0.09	$0.09
	Second	28.04	23.56	19.45	15.01	0.09	0.09
	Third	27.50	22.31	21.50	15.16	0.09	0.09
	Fourth	26.22	22.00	25.00	20.07	0.09	0.09

As of September 28, 2004 there were approximately 4,605 holders of record of the Company’s common stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of the Company’s common stock.

	(In thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 1, 2004 to May 31, 2004	—	—	—	$155,000
June 1, 2004 to June 30, 2004	446	$24.37	446	$144,128
July 1, 2004 to July 31, 2004	776	$24.66	776	$125,000

Total	1,222	$24.55	1,222

(1)	In October 2003, the Company’s Board of Directors authorized and announced the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the fourth quarter of fiscal 2004, we purchased 1,222 shares in open-market transactions at an aggregate cost of $30,000 with an average price per share of $24.55. In addition, we purchased 1,877 shares at an aggregate cost of $45,000 with an average price per share of $23.97 during our third quarter. Total repurchases in fiscal 2004 were 3,099 shares at an aggregate cost of $75,000 with an average price per share of $24.20. The Company did not purchase treasury stock during the first six months of fiscal 2004. Therefore, $125,000 remains to be expended under the current stock repurchase program. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

During the fourth quarter of fiscal 2004, the Company accepted 3 previously issued shares tendered in partial payment of employee stock option exercises at an aggregate cost of $69 and an average price of $22.67 per share. In fiscal 2004, 12 shares were traded in by employees in payment of stock option exercises at an average price of $25.38 per share and an aggregate cost of $309.

Back to Contents

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

On April 24, 2002, the Company acquired FSG. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The operating results of FSG are reported in the Company’s results of operations from April 28, 2002. Refer to the Acquisitions note in the notes accompanying the consolidated financial statements for a discussion of this transaction.

(In millions, except per share data)	2004	2003	2002		2001	2000

RESULTS FOR THE YEAR:
Net sales	$1,770.7	$1,613.6	$1,290.8		$1,235.4	$1,224.1
Cost of sales	899.1	810.0	654.9		591.2	565.5
Selling, general and administrative expenses	583.5	536.2	440.0		404.0	396.1
Research and development	57.3	52.2	54.8		56.1	51.4
Restructuring and other charges, net	12.5	47.5	26.8		17.2	8.6
Interest expense, net	20.5	24.5	14.3		16.6	14.1

Earnings before taxes	197.8	143.2	100.0	(a)	150.3	188.4	(b)
Income taxes	46.2	40.0	26.8		32.3	41.8

Net earnings	$151.6	$103.2	$73.2		$118.0	$146.6

Earnings per share:
Basic	1.21	0.84	0.60		0.96	1.18
Diluted	1.20	0.83	0.59		0.95	1.18
Dividends declared per share	0.36	0.36	0.52		0.68	0.66
Capital expenditures	61.3	62.2	69.9		77.8	66.5
Depreciation and amortization	88.9	83.9	74.0		71.5	72.0
YEAR-END POSITION:
Working capital	$651.0	$516.9	$477.8		$465.1	$329.7
Property, plant and equipment, net	600.4	600.2	605.1		503.0	503.8
Total assets	2,140.3	2,016.7	2,010.4		1,548.5	1,507.3
Long-term debt, net of current portion	488.7	489.9	619.7		359.1	223.9
Total liabilities	1,085.9	1,082.2	1,190.7		778.5	746.0
Stockholders’ equity	1,054.4	934.5	819.7		770.0	761.3

(a)	Includes Restructuring and other charges, net, of $32.8 million (including a $6.0 million one-time purchase accounting adjustment contained in cost of sales, considered to be non-recurring in nature because, although the Company acquired the manufacturing operations of FSG, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit of inventory acquired from FSG and sold in the period).

(b)	Includes Restructuring and other charges, net, of $12.0 million (including $3.4 million contained in cost of sales).

Back to Contents

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Risk Factors

You should read the following discussion together with Pall’s consolidated financial statements and notes thereto and other financial information in this Form 10-K report. The discussions under the subheadings “Review of Market Segments and Geographies” below are in local currency unless indicated otherwise. Management considers local currency growth an important measure because by excluding the volatility of exchange rates, underlying volume growth is clearer. As used below, “½%” indicates that we have rounded the relevant data up or down to the nearest one-half percentage point. Dollar amounts discussed below are in thousands, unless otherwise indicated and except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.

The matters discussed in this Annual Report on Form 10-K may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current Company management expectations and are subject to risks and uncertainties which could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to the matters discussed below under the caption Critical Accounting Policies and Estimates, as well as: fluctuations in foreign currency exchange rates; regulatory approval and market acceptance of new technologies; changes in product mix and product pricing and in interest rates and cost of raw materials; the Company’s success in enforcing its patents and protecting its proprietary products and manufacturing techniques; global and regional economic conditions and legislative, regulatory and political developments; and domestic and international competition in the Company’s global markets.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Although these estimates are based on management’s knowledge of current events and actions we may undertake in the future, actual results may differ from estimates. The following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results, and that require judgment. See also the notes accompanying the consolidated financial statements, which contain additional information regarding our accounting policies.

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

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. The Company performs goodwill impairment tests on an annual basis. In response to changes in industry and market conditions, the Company could be required to strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. Based on impairment tests performed, there was no impairment of goodwill in fiscal 2004 and 2003.

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

Back to Contents

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

Recoverability of Available-for-Sale Investments

Other than temporary losses relating to available-for-sale investments are recognized in earnings when management determines that the recoverability of the cost of the investment is unlikely. Such losses could result in a material adjustment in the period of the change. Management considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other than temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company’s intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value.

Pension Plans

The Company sponsors pension plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to those plans for which the benefit is actuarially determined (i.e., defined benefit plans). These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to calculate the liabilities and expense. The actuarial assumptions used by the Company are long-term assumptions and may differ materially from actual experience in the short-term due to changing market and economic conditions and changing participant demographics. These differences may have a significant effect on the amount of pension expense recorded by the Company.

Pension expense associated with our defined benefit plans was $24,962 in fiscal 2004, which was based on a weighted average discount rate of 5.57% (calculated using the projected benefit obligation) and a weighted average expected long term rate of return on plan assets of 6.92% (calculated using the fair value of plan assets).

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. If the expected long-term rate of return on plan assets was reduced by 50 basis points, projected pension expense in 2004 would have increased approximately $1,000. The discount rates used for defined benefit plans are set by benchmarking against investment grade corporate bonds in each country (e.g., in the U.S., Moody’s AA or better). If the weighted average discount rate was reduced by 50 basis points, pension expense in 2004 would have increased by approximately $2,200.

Accrued Expenses and Contingencies

Management estimates certain material expenses in an effort to record those expenses in the period incurred. The most material accrual relates to environmental proceedings. Environmental accruals are recorded based upon historical costs incurred and estimates for future costs of remediation and on-going legal expenses which have a high degree of uncertainty. When no estimate in a given range is deemed to be better than any other, the low end of the range is accrued.

Self-insured workers’ compensation insurance accruals are recorded based on insurance claims processed including applied loss development factors. Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences between estimates and assumptions and actual results could result in an accrual requirement materially different from the calculated accrual.

Back to Contents

Income Taxes

Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. No assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net earnings in the period in which such a determination is made.

We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance would not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net earnings in the period in which such determination is made.

United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries (which totaled $992,459 at July 31, 2004) since substantially all such earnings are expected to be permanently invested in foreign operations. Dividend distributions in excess of current earnings or the sale or other disposition of an investment in a foreign subsidiary would cause temporary differences related to undistributed earnings to become taxable. Determination of a hypothetical deferred tax liability, based upon the undistributed earnings of foreign subsidiaries, is not practicable due to the indeterminate nature of underlying assumptions.

Results of Operations 2004 Compared with 2003

Review of Consolidated Results

Sales for the fiscal year 2004 increased 9½% to $1.77 billion from $1.61 billion in fiscal year 2003. Exchange rates increased reported sales in the year by $109,892, or 6½%, primarily due to the strengthening of the Euro and to a lesser extent the British Pound and Japanese Yen. In local currency (i.e., had exchange rates not changed year over year), sales increased 3%. Overall, a decrease in pricing reduced sales by about 1%, which was offset by an increase in volume of 4%. Sales growth was negatively impacted by a decline in Aerospace segment sales attributable to last year’s non-recurring sales related to the Iraqi conflict. Excluding the impact of these non-recurring sales, consolidated sales in local currency increased 4%. Sales growth was strong in our Microelectronics segment as the semiconductor industry continued to rebound. Sales in our Medical segment were up in the mid-single digit range. BioPharmaceuticals segment sales were flat, while General Industrial segment sales posted low-single digit growth. By geography, Asia reported double-digit sales growth, while the Western Hemisphere achieved mid single-digit growth. The growth in Asia and the Western Hemisphere was partly offset by a decline in sales in Europe, primarily attributable to lower Aerospace sales. We expect overall sales in local currency to grow in the mid-single digit range in fiscal 2005. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

Cost of sales in fiscal 2004, as a percentage of sales, increased to 50.8% from 50.2% in fiscal 2003. The increase in cost of sales, as a percentage of sales reflects the impact of product mix as well as volume changes in our Aerospace segment and the impact of a pricing decrease in our Medical segment. We are expecting a modest improvement in cost of sales, as a percentage of sales, in fiscal 2005 due to price increases and as the impact of our cost reduction initiatives (see below for a discussion of our cost reduction programs) ramps up.

Selling, general and administrative expenses as a percentage of sales in fiscal 2004 decreased to 33% as compared to 33.2% last year. The improvement in selling, general and administrative expenses reflects synergies achieved related to our FSG integration efforts and the effects of our cost reduction programs, partly offset by increased pension and consulting costs as well as the impact of foreign exchange. Foreign exchange is estimated to have increased selling, general and administrative expenses by approximately $42,700 in fiscal 2004. The increase in consulting costs relates primarily to our cost reduction programs as well as Sarbanes-Oxley compliance initiatives.

Back to Contents

We continue to move forward with our four cost reduction initiatives. We are targeting $10,000 in savings on an annualized basis related to our Indirect Expenditure cost reduction initiatives for items such as freight, office supplies, parcel delivery and travel. As we are still in the startup phase, net savings from the program approximated $2,500 for this fiscal year in the Western Hemisphere. In fiscal 2005, the programs will expand to Europe and Asia and our expected savings as a result of the program should approximate $10,000. Our other three cost reduction initiatives, which focus on our cost of manufacturing, are the Direct Materials (Strategic Sourcing), Continuous Improvement Program and our Manufacturing Rationalization Program. We expect to achieve $10,000 in savings in fiscal 2005 and continuing savings in fiscal 2006 as a result of these efforts. We are also in the process of creating an integrated business approach within the Company that will be organized around three operating segments: Life Sciences, comprising Medical and BioPharmaceuticals; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial segment; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water divisions and Microelectronics. Each of these vertically integrated segments will now have global responsibility for its own manufacturing, research and development (“R&D”), sales and marketing enabling us to better meet our customer’s current and future needs while achieving greater efficiencies and profit growth with this leaner, customer-centric structure. We are expecting to achieve a modest improvement in selling, general and administrative expenses, as a percentage of sales, in fiscal year 2005.

R&D expenses were 3.2% of sales in fiscal 2004, on par with last year. We have programs in place to monitor spending and ensure that R&D resources are used efficiently. We expect R&D as a percentage of sales to increase slightly in fiscal 2005.

In fiscal 2004, we recorded restructuring and other charges, net, of $12,477. The restructuring and other charges, net, reflect severance and other costs incurred as a result of the streamlining of our manufacturing operations in the United Kingdom (“U.K.”), Japan and Germany and reorganizing our Medical and BioSciences management structure, as well as the sale of certain insignificant non-core manufacturing businesses in Germany. Additionally, restructuring and other charges, net, reflects an increase in our environmental liabilities of $20,837 principally as a result of a change in the estimated duration and costs of the remediation effort at the Ann Arbor, Michigan facility of the Company’s subsidiary Gelman Sciences, partly offset by a gain on the sale of our investment in Oiltools International and non-recurring income related to a decrease of pension liabilities in Germany. The adjustment to pension liabilities was due to an over accrual of pension expense that occurred during the preceding five-year period, the effect of which was not significant in any period.

In fiscal 2003, we recorded restructuring and other charges of $47,524 reflecting the write-off of in-process research and development acquired in the FSG acquisition of $37,600 and restructuring and other charges of $9,924 (primarily severance and other exit costs). The fiscal 2003 charges were primarily related to the FSG acquisition and the realignment of our Life Sciences business, including the transfer of Medical manufacturing from Ireland.

The details of the charges for the years ended July 31, 2004 and August 2, 2003 can be found in the Restructuring and Other Charges note accompanying the consolidated financial statements. In general, we expect to recover the costs of the restructuring-related charges within two years from the date of the charge.

The following table summarizes the activity for fiscal 2004 related to restructuring liabilities that were recorded in fiscal 2004, 2003 and 2002:

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2004
Balance at Aug. 2, 2003	$—	$—	$—
Additions	4,117	538	4,655
Utilized	(2,765)	(538)	(3,303)

Balance at July 31, 2004	$1,352	$—	$1,352

Fiscal 2003
Balance at Aug. 2, 2003	$6,657	$2,530	$9,187
Utilized	(5,167)	(1,770)	(6,937)
Other changes (a)	(428)	(510)	(938)

Balance at July 31, 2004	$1,062	$250	$1,312

Back to Contents

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2002
Balance at Aug. 2, 2003	$1,447	$303	$1,750
Utilized	(788)	(74)	(862)
Reversal of excess reserves (b)	—	(72)	(72)
Other changes (a)	(26)	(153)	(179)

Balance at July 31, 2004	$633	$4	$637

(a)	Reflects the reversal of excess restructuring accruals related to the FSG acquisition that were originally recorded as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

(b)	Reflects the reversal in fiscal year 2004 of excess restructuring reserves recorded in the consolidated statement of earnings in fiscal year 2002.

Net interest expense decreased $3,937 compared to fiscal 2003. The reduction in net interest expense reflects decreased borrowings as we continue to utilize cash flow to pay down debt. Refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis for a discussion of the reduction in net and gross debt. In fiscal 2005 we expect interest expense to be flat compared with fiscal 2004.

In fiscal 2004 the underlying tax rate was 24% compared with 22% last year reflecting increased earnings in higher tax rate jurisdictions. We expect an underlying tax rate of 24% in fiscal 2005.

Net earnings in fiscal 2004 were $151,573, or $1.20 per share, compared with net earnings of $103,202, or 83 cents per share in fiscal 2003. In summary, net earnings benefited from organic sales growth, increased gross profit dollars generated by a higher level of sales, decreased interest expense and the benefit of foreign exchange rates. An increase in selling, general and administrative expense dollars (pension and consulting related to the cost reduction program and Sarbanes-Oxley initiatives) and the impact of a higher underlying tax rate partly offset the above. In addition, fiscal 2004 included restructuring and other charges, net, of $12,477 (primarily an adjustment to our environmental reserves, restructuring costs related to our U.K., German and Japan operations and the reorganization of our Medical and BioSciences management structure partly offset by a gain on the sale of our investment in Oiltools International and an adjustment of pension liabilities in Germany), whereas fiscal 2003 included the write-off of in-process research and development acquired in the FSG acquisition of $37,600 and severance and other charges of $9,924. We estimate that foreign currency translation added approximately 7 cents to earnings per share in fiscal 2004. We expect earnings per share for fiscal year 2005 to be in the range of $1.38 to $1.52 per share. In light of the cost reduction initiatives, we expect to incur severance and other restructuring costs in fiscal 2005; however, since these costs are not estimable at this time, this range does not contemplate such charges.

Back to Contents

Review of Market Segments and Geographies

Market Segments:

The table below presents sales for the fiscal years ended July 31, 2004 and August 2, 2003 by market segment including the effect of exchange rates for comparative purposes.

	Fiscal 2004	Fiscal 2003	% Change		Exchange Rate Difference	% Change in Local Currency

Medical	$347,598	$317,051	9	½	$15,372	5
BioPharmaceuticals	373,593	351,874	6		23,713	(	½)

Total Life Sciences	721,191	668,925	8		39,085	2

General Industrial	666,771	595,210	12		52,416	3
Aerospace	178,178	185,431	(4)		6,897	(7	½)
Microelectronics	204,607	164,069	24	½	11,494	17	½

Total Industrial	1,049,556	944,710	11		70,807	3	½

Total	$1,770,747	$1,613,635	9	½	$109,892	3

Life Sciences sales increased 2% in fiscal 2004 compared with last year. Life Sciences represented approximately 41% of our total sales in fiscal 2004 consistent with last year.

Within Life Sciences, Medical segment sales grew 5% driven by mid-single growth in Medical’s Blood Filtration submarket. Sales in Medical’s Critical Care submarket were flat compared with last year. By geography, the Western Hemisphere and Europe posted good growth in Medical sales year over year. Sales in Asia, which comprises the smallest portion of our Medical business, were down. There continues to be increasing core market demand for our blood filtration products and we offer a broad product portfolio to our customers. New water filtration products for medical applications such as the Aquasafe filter are growing. We have introduced our enhanced Bacterial Detection System to blood centers and it has just begun contributing to sales as blood centers comply with an American Association of Blood Banks standard, which requires all platelets to be tested for bacteria. The blood bank market is highly competitive throughout the world and is characterized by various national and private tender processes. We have successfully extended for a further year (through April 2005) our contract with our largest blood bank customer, while another large blood bank customer has notified us that their contract will not be renewed beyond its 2006 expiration. We expect to maintain our overall market share. Overall, we expect sales in our Medical segment to grow in the mid-single digit range for the full year fiscal 2005.

BioPharmaceuticals segment sales declined slightly in fiscal 2004. Within BioPharmaceuticals, sales in its Pharmaceutical submarket (which comprise approximately three quarters of our BioPharmaceuticals segment) were flat, reflecting the recent distress in the plasma fractionation industry. In addition, the timing of capital orders in the biotechnology industry negatively impacted sales growth. By geography, mid single-digit growth in Asia was offset by a decrease in the Western Hemisphere. Sales in Europe were flat. Industry reports suggest that the plasma industry is projected to recover progressively through fiscal 2005, and it is our expectation that we will recoup most of these sales. In BioSciences, the other BioPharmaceuticals submarket, sales were down 1½%. The decline in BioSciences reflects a weakness in the laboratory portion of the business, which continues to be affected by research spending cuts. Our strategy for growth in this business is through the introduction of new products and applications. An example of our expansion in the diagnostics market is our PallCheck Luminometer and recently for the first time the FDA approved the manufacture of a prescription drug that uses this microbiological test. As such, based on the FDA’s approval there is potential for this method to replace traditional technologies in the future. Sales in the Specialty Materials part of our BioSciences business were up 6%. By geography, the decline in BioSciences sales reflects shortfalls in Europe and the Western Hemisphere partly offset by growth in Asia. Overall, for the full year fiscal 2005, we expect sales in our BioPharmaceuticals segment to grow in the high single digits.

Our Industrial business accounted for approximately 59% of total sales in fiscal 2004, consistent with last year. Industrial sales grew 3½% as compared with fiscal 2003. Growth in Microelectronics was strong, while General Industrial segment sales, which account for about 63% of our Industrial business, were up 3%. Aerospace sales were down 7½%.

Back to Contents

Within General Industrial, all submarkets contributed to the increase in sales in fiscal 2004. Sales in our Power Generation submarket increased 15% with all geographies contributing to this gain. The Western Hemisphere has benefited from a large water filtration sale to a power station in Denver, Colorado and all geographies have benefited from our Total Fluid Management approach. Sales in our Fuels & Chemicals submarket grew 3½% reflecting strong sales in Asia partly offset by a decline in the Western Hemisphere. Sales in Europe were up modestly. We expect continued strong investment by customers in the Fuels & Chemicals market into fiscal 2005. Sales in our Machinery & Equipment submarket increased slightly, as strong growth in Asia and modest growth in the Western Hemisphere were largely offset by a decline in Europe. Sales in the Western Hemisphere and Europe have been negatively impacted by difficult industry conditions. In addition, sales in Europe were reduced due to the sale of our German machine and tool unit in the second quarter of fiscal 2004. Excluding the sales related to the machine tool unit, Machinery & Equipment sales were up 3%. The business outlook has been improving in the Machinery & Equipment submarket due in part to the large global acceptance of our new flagship product, Ultipleat SRT, which we launched in the second quarter. Sales in Water Processing increased 5½%, driven by strong growth in the Western Hemisphere. Sales in the Western Hemisphere have been positively impacted by more stringent EPA regulations. There continues to be significant potential in our Water Processing business. We expect continued growth in Asia as water shortages and population pressures, in China, in particular, are creating new opportunities for our products. Sales in our Food & Beverage submarket increased 2%, driven by strong growth in the Western Hemisphere. In the fourth quarter, sales in this market reached a record $50 million. We have successfully applied our Total Fluid Management solutions to the wine, soft drink and spirits market and we are now the sole supplier of filtration and separation products to some large global customers. Overall, we expect sales in our General Industrial segment to grow in the high single digits in fiscal 2005.

Aerospace sales decreased 7½%, reflecting a decline in Military sales of 15% (in Europe and Asia) partly offset by an increase in Commercial sales of 1½%. The decline in Military sales reflects a difficult comparison, as fiscal 2003 reflected non-recurring sales related to the Iraqi conflict estimated at about $15 million. Excluding the impact of the nonrecurring sales, total Aerospace sales increased 1%. Military sales comprised approximately 50% of total Aerospace sales compared with 55% last year. We expect low single digit growth in Aerospace sales in fiscal 2005.

Microelectronics sales grew 17½% compared with last year as the recovery of the cyclical semiconductor market continues. In the fourth quarter sales increased 27%, marking the third consecutive quarter of achieving strong double-digit growth. Growth for the year was driven by the Western Hemisphere and Asia where sales increased 13½% and 26%, respectively. Sales in Europe, the smallest of our Microelectronics’ markets, declined 1½%. While last year we initially saw growth in the macro side of the semiconductor market (digital displays, information storage, ink jet printing), we are now beginning to see growth across the whole spectrum of the market, including increased OEM activity and fab upgrades and production. We are well positioned to take advantage of this recovery with our leading edge products and by applying these products across the digital desktop. One of our strategies for this business is to reduce vulnerability to cyclical changes. We are working on several new initiatives, particularly breather filter sales to the thin film rigid disc market, which we hope will generate sales by the time the next downturn occurs in the semiconductor industry. Industry indicators support our current projection of low double-digit sales growth in this segment in fiscal 2005.

The consolidated operating profit as a percentage of sales declined to 17.5% from 17.9% last year.

In Life Sciences, overall operating profit was 20.6% compared with 20.9% last year reflecting a decline in BioPharmaceuticals operating profit margin partly offset by an improvement in Medical.

Within Life Sciences, Medical operating profit improved to 18.5% from 18.2% last year. Operating profit dollars increased by $6,388 or 11%. The improvement in operating profit reflects manufacturing-based cost reduction programs and synergies realized as a result of the reorganization of the Critical Care and Blood Businesses (refer to the Restructuring and Other Charges note accompanying the consolidated financial statements for discussion of actions taken in fiscal 2003) partly offset by a decrease in pricing. Operating profit in BioPharmaceuticals declined to 22.7% of sales, from 23.4% last year reflecting a change in product mix. Operating profit dollars increased $2,482 or 3%, reflecting increased sales (on a reported basis).

Overall operating profit margins in Industrial declined to 15.3% from 15.7% last year. General Industrial operating profit improved to 11.7% from 11.3% last year, while operating profit dollars increased by $10,733, or 16%. Aerospace operating profit declined to 24.5% from 28.4%, while operating profit dollars decreased $8,959 or 17%, reflecting lower military sales as discussed above. Microelectronics operating profit increased to 18.8% from 17.1% last year, while operating profit dollars increased $10,373 or 37%. The increase in Microelectronics operating profit margin and dollars reflects the strong growth in sales as discussed above.

Back to Contents

Geographies:

The table below presents sales for the fiscal years ended July 31, 2004 and August 2, 2003 to unaffiliated customers by geography including the effect of exchange rates for comparative purposes.

	Fiscal 2004	Fiscal 2003	% Change		Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$667,535	$630,307	6		$3,251	5	½
Europe	735,969	671,660	9	½	81,496	(2	½)
Asia	367,243	311,668	18		25,145	10

Total	$1,770,747	$1,613,635	9	½	$109,892	3

By geography, sales in the Western Hemisphere increased 5½% year over year. Exchange rates increased sales by $3,251, primarily related to the strengthening of the Canadian Dollar, resulting in reported sales growth of 6%. Operating profit increased to 14.9% of sales as compared with 14.6% last year. Operating profit dollars increased $11,200, or 9½% reflecting the increase in sales.

In Europe, sales declined 2½% compared with last year. The decline in sales reflects the impact of the non-recurring Aerospace sales related to the Iraqi conflict, which were recorded in fiscal 2003. The strengthening of European currencies added $81,496 in sales resulting in reported sales growth of 9½%. Operating profit declined to 14.4% of sales from 15.9% last year, while operating profit dollars were flat. The decrease in operating profit margin primarily reflects a shift in product mix and the decline in Aerospace sales.

Sales in Asia increased 10% as compared to last year. The strengthening of Asian currencies added $25,145 in sales, resulting in reported sales growth of 18%. The increase in sales resulted from strong growth in General Industrial and Microelectronics sales as cited above. In addition, sales have been favorably impacted by a shift from the way FSG recorded sales through their U.S. and European manufacturing sites to the way Pall records sales through local sales companies. This shift resulted in sales being recorded in Asia that would have been recorded in the Western Hemisphere and Europe under the FSG methodology. Operating profit increased to 16.8% of sales from 16.6% last year, reflecting the strong sales growth as discussed above. Operating profit dollars increased $10,262, or 19½%.

General corporate expenses increased $5,405 compared with fiscal 2003, reflecting increased pension, consulting and insurance costs partly offset by savings achieved as a result of our cost reduction program.

Results of Operations 2003 Compared with 2002

Review of Consolidated Results

Sales for the fiscal year 2003 increased 25% to $1.61 billion from $1.29 billion in fiscal year 2002. Exchange rates increased reported sales in the year by $97,627, or 7½%, primarily due to the strengthening of the Euro and to a lesser extent the British Pound and Japanese Yen, partly offset by the weakening of the Argentine Peso. In local currency (i.e., had exchange rates not changed year over year), sales increased 17½%. Overall, pricing had a positive impact on sales, contributing 1% to our top line growth. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies” below.

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

Back to Contents

Selling, general and administrative expenses as a percentage of sales in fiscal 2003 declined .9% to 33.2% from 34.1% in fiscal 2002. The percentage improvement in selling, general and administrative expenses reflects synergies achieved related to our FSG integration efforts and the effects of our cost reduction programs, offset by the impact of increased bonus, pension, consulting and insurance costs, foreign exchange (estimated to have increased selling, general and administrative expenses by about $35,500 for the year) and expenses related to the integration of FSG. We have identified $30,000 in annualized cost synergies that we expect to realize by the end of fiscal year 2004 as a result of our integration of FSG. In the third quarter of fiscal 2003, we achieved the run rate to accomplish this objective. We are continuing to evaluate other potential cost savings as well. In fiscal 2003, pension costs increased approximately $4,000 (excluding increases related to FSG pension) due to the downturn in the equities market and decreased interest rates. In addition, insurance premiums increased approximately $2,000.

Research and development (“R&D”) expenses declined to 3.2% of sales from 4.2% in fiscal 2002, reflecting the elimination of shared research costs with V.I. Technologies (“VITEX”), partly offset by the impact of FSG’s R&D. As a result of the modification of our partnership agreement to eliminate shared research costs, the fourth quarter of fiscal 2002 included our final R&D payment to VITEX.

In fiscal 2003, we recorded restructuring and other charges of $47,524 reflecting the write-off of in-process research and development acquired in the FSG acquisition of $37,600, severance costs of $6,415, asset write-offs of $1,122, and other exit costs of $2,387. The fiscal 2003 charges were primarily related to the FSG acquisition and the realignment of our Life Sciences business (refer to the Segment Information and Geographies note accompanying the consolidated financial statements for further discussion of the reorganization of our Life Sciences business) including the transfer of Medical manufacturing from Ireland. In fiscal 2002, we recorded restructuring, other charges and adjustments of $32,836, reflecting severance costs of $4,134, asset write-offs of $514 and other exit costs of $679, a one-time purchase accounting adjustment of $6,014 included in cost of sales, an addition of $7,000 to a previously established environmental remediation reserve and a $14,495 write-down of two strategic investments.

The details of the charges for fiscal 2003 and fiscal 2002 can be found in the Restructuring and Other Charges note accompanying the consolidated financial statements. We expect to recover the costs of the restructuring-related charges within two years from the date of the charge.

Net interest expense increased $10,107 in fiscal 2003 as compared with fiscal 2002 reflecting increased borrowings (during the first nine months of fiscal 2003) to fund the FSG acquisition partly offset by the effect of our “receive fixed, pay variable” interest rate swaps. Refer to the Financial Instruments and Risks and Uncertainties note accompanying the consolidated financial statements for a discussion of our interest rate swaps.

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

	Fiscal 2003	Fiscal 2002	% Change		Exchange Rate Difference	% Change in Local Currency

Medical	$317,051	$311,037	2		$13,960	(2	½)
BioPharmaceuticals	351,874	293,809	20		22,073	12	½

Total Life Sciences	668,925	604,846	10	½	36,033	4	½

General Industrial	595,210	407,382	46		46,026	35
Aerospace	185,431	158,753	17		8,331	11	½
Microelectronics	164,069	119,839	37		7,237	31

Total Industrial	944,710	685,974	37	½	61,594	28	½

Total	$1,613,635	$1,290,820	25		$97,627	17	½

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

	Fiscal 2003	Fiscal 2002 (Pro Forma)	% Change		Exchange Rate Difference	% Change in Local Currency

Medical	$317,051	$311,037	2		$13,960	(2	½)
BioPharmaceuticals	351,874	308,406	14		22,073	7

Total Life Sciences	668,925	619,443	8		36,033	2

General Industrial	595,210	562,630	6		46,026	(2	½)
Aerospace	185,431	158,753	17		8,331	11	½
Microelectronics	164,069	143,330	14	½	7,237	9	½

Total Industrial	944,710	864,713	9	½	61,594	2

Total	$1,613,635	$1,484,156	8	½	$97,627	2

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

Back to Contents

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

Back to Contents

     Geographies:

The table below presents sales for the fiscal years ended August 2, 2003 and August 3, 2002 to unaffiliated customers by geography including the effect of exchange rates for comparative purposes.

	Fiscal 2003	Fiscal 2002	% Change	Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$630,307	$584,327	8	$(936)	8
Europe	671,660	472,569	42	84,208	24	½
Asia	311,668	233,924	33	14,355	27

Total	$1,613,635	$1,290,820	25	$97,627	17	½

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

Liquidity and Capital Resources

On August 24, 2004, we entered into a five-year $300,000 unsecured senior revolving credit facility with a syndicate of banks, which expires on August 24, 2009. Simultaneously, we borrowed $125,000 under this facility and used the proceeds principally to repay (1) $71,200 ($54,000 outstanding as of July 31, 2004) of borrowings under our existing $200,000 unsecured senior revolving credit facility entered into on August 29, 2000, (2) the $50,000 balance due on a $100,000 bank loan which otherwise was to mature on October 18, 2007 and (3) various fees associated with the new facility. Both the $200,000 revolving credit facility and the $100,000 term loan were terminated upon the execution of the new revolving credit facility. As a result of the new revolving credit facility, our borrowing capacity has increased by $50,000.

Net cash provided by operating activities in fiscal 2004 was $191,946, a decrease of $38,407 as compared with fiscal 2003. The decrease in cash flow reflects changes in working capital items such as accounts receivable, inventory and income tax payable partly offset by cash generated from increased earnings.

Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $130,684 in fiscal 2004, as compared with $168,183 in fiscal 2003. The decrease in free cash flow reflects the factors mentioned above partly offset by a lower level of capital expenditures. For the full year fiscal 2005, we expect free cash flow to approximate $200,000 based upon the mid-point of the earnings guidance above and assuming no changes in working capital. We believe this measure is important because it is a key element of our planning. We utilize free cash flow, which is a non-GAAP measure, as one way to measure our current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Net cash provided by operating activities	$191,946	$230,353	$156,091
Less: capital expenditures	61,262	62,170	69,921

Free cash flow	$130,684	$168,183	$86,170

Back to Contents

The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at July 31, 2004 to those at August 2, 2003, the European currencies and the Yen have strengthened against the U.S. dollar.

Working capital was approximately $651,000, a ratio of 2.6 at July 31, 2004 as compared with $516,900, a ratio of 2.2 at year-end fiscal 2003. Accounts receivable days sales outstanding were 81 days, as compared with 83 days at year-end fiscal 2003. Inventory turns were 3.1 as compared to 2.9 at fiscal year-end 2003. The effect of foreign exchange increased inventory, accounts receivable and other current assets by $12,908, $22,008 and $3,082, respectively, as compared with year-end fiscal 2003. Additionally, foreign exchange increased accounts payable and other current liabilities by $12,239 and income taxes payable by $1,149.

When operating the business day-to-day, excluding acquisitions but including funding capital expenditures and buying back common stock, our current intention is to keep net debt (debt net of cash, cash equivalents and short-term investments) at 25% to 30% of total capitalization (net debt plus equity). Net debt decreased by approximately $63,000 compared with year-end fiscal 2003. The impact of foreign exchange rates accounted for $6,700 of the reduction, while the fair value adjustment on our fixed to variable interest rate swaps carried as part of debt increased net debt by approximately $6,100. As such, the actual cash reduction in our net debt was $62,400 in fiscal 2004, principally as a result of increased cash. Overall, net debt, as a percentage of total capitalization, was 24.4% as compared with 30.2% at year-end fiscal 2003, primarily as a result of our increased cash.

Proceeds from stock plans were $51,772 in fiscal 2004. Capital expenditures were $61,262. Depreciation and amortization expense were $80,877 and $8,058 respectively in fiscal 2004. Capital expenditures are expected to be in the range of $70,000 in fiscal 2005, while depreciation and amortization expense are expected to total approximately $90,000.

On October 17, 2003, our Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of our common stock and during fiscal 2004, we repurchased stock of $75,000. In fiscal 2005, we expect to repurchase an additional $100,000. In fiscal 2004, we paid dividends of $45,097 and in fiscal 2005 we expect to pay dividends of about $45,000.

Our strong cash flow enabled us to buy-back $75,000 of our stock, purchase capital equipment as discussed above and pay $45,097 in dividends without adding to our gross debt. In fact, total gross debt decreased approximately $5,500 as compared with year-end fiscal 2003. Foreign exchange rates increased gross debt by $2,800, while the fair value adjustment on our fixed to variable interest rate swaps carried as part of debt increased gross debt by approximately $6,100. As such, the actual cash reduction in our gross debt was approximately $14,400 in fiscal 2004.

At July 31, 2004, we owned 6,175 shares of V.I. Technologies, Inc. (“VITEX”) at an adjusted cost basis (original cost less any impairment losses previously recorded) of $1.27 per share, or $7,815. Our investment in VITEX has been recorded at the July 31, 2004 fair market value of $0.81 per share, or $5,001 in the accompanying consolidated balance sheet. Also included in investments is our investment and loans to Euroflow (UK) Ltd., a strategic biopharmaceutical supplier, aggregating $6,640 and $3,942 as of July 31, 2004 and August 2, 2003, respectively. Our investment in 7.5% of Euroflow’s outstanding shares of $276 and $402 as of July 31, 2004 and August 2, 2003, respectively, is accounted for under the equity method. The loans, which bear interest at the greater of i) 10% or ii) 5% above the Royal Bank of Scotland prime rate, are secured by Euroflow’s assets, including their intellectual property, and mature through July 31, 2008. For more detail regarding our investments, refer to the Other Non-Current Assets note accompanying the consolidated financial statements.

We consider our existing lines of credit, along with the cash generated from operations, to be sufficient for both short-term and long-term growth.

The following is a summary of our contractual commitments as of July 31, 2004:

	Year Ended
	2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt	$27,959	$637	$569	$256	$267	$487,033	$516,721
Operating leases	26,696	20,519	13,859	8,115	4,787	3,684	77,660
Purchase commitments	41,180	49,558	15,986	12,486	9,242	6,212	134,664
Employment contracts	8,392	8,037	—	—	—	—	16,429

Total commitments	$104,227	$78,751	$30,414	$20,857	$14,296	$496,929	$745,474

Back to Contents

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

Foreign Currency

Our reporting currency is the U.S. dollar. Because we operate through subsidiaries or branches in over thirty countries around the world, our earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. dollar. We estimate that foreign exchange translation added 7 cents to earnings per share in fiscal year 2004.

Most of our products are manufactured in the U.S., including Puerto Rico, Germany and the United Kingdom, and then sold into many countries. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. dollar to the British Pound (“the Pound”), the Japanese Yen (“the Yen”) and the Euro, as well as adverse changes in the relationship of the Pound to the Euro. Exposure exists when the functional currency of the buying subsidiaries weakens against the U.S. dollar, the Pound or the Euro thus causing an increase of the product cost to the buying subsidiary, which adversely affects the Company’s consolidated gross margin and net earnings. The effect of foreign exchange is partially mitigated because of the significant level of manufacturing done in Europe. The deterioration of the Yen against the U.S. dollar has a greater proportional adverse effect on our earnings because the majority of Japan’s purchases are sourced from the U.S. In fiscal year 2004, the Euro, the Pound and the Yen appreciated by approximately 13%, 11% and 9½%, respectively, against the U.S. dollar compared with the average exchange rates in effect in fiscal 2003. Additionally, the Euro appreciated against the Pound by approximately 2%. Due to the difficulty in estimating the economic effect of foreign currency rates, particularly in periods of high volatility of such rates, we do not provide such estimated effects and report only the translation effect to earnings per share disclosed above.

We are also exposed to transaction risk from adverse changes in exchange rates. These short-term transaction exposures are primarily Yen-denominated receivables held in the U.S. and Euro-denominated receivables held in the United Kingdom. These short-term exposures to changing foreign currency exchange rates are managed by purchasing forward foreign exchange contracts (“forwards”) to offset the earnings and cash flow impact of non-functional currency denominated receivables and payables. In addition, we enter into loans denominated in foreign currencies to offset the earnings and cash flow impact of nonfunctional currency-denominated receivables. We do not enter into forwards for trading purposes. At July 31, 2004, these exposures amounted to approximately $39,224 and were offset by forwards with a notional principal amount of $32,471. If a hypothetical 10% simultaneous adverse change had occurred in exchange rates, net earnings would have decreased by approximately $1,345, or approximately 1 cent per share.

Interest Rates

We are exposed to changes in interest rates, primarily due to our financing and cash management activities, which include long and short-term debt as well as cash and certain short-term, highly liquid investments considered to be cash equivalents.

Our debt portfolio is comprised of a combination of fixed rate and floating rate borrowings. Factoring in the effect of our interest rate swaps on our debt, at July 31, 2004 our debt portfolio was 60% variable rate debt. As such, we view our primary interest rate risk to be potential near term decreases in earnings and cash flows due to increases in variable interest rates. The cash flows on the above mentioned interest rate swaps mirror the cash flows of the hedged underlying debt instruments. We do not enter into interest rate swaps for trading purposes. As of July 31, 2004, we had interest rate swaps with notional amounts aggregating $281,931 outstanding comprised of fair value interest rate swaps (i.e., fixed to variable rate swaps) of $230,000 and cash flow interest rate swaps (i.e., variable to fixed rate swaps) of $51,931. The fair value of our interest rate swaps at July 31, 2004 was a liability of $16,414.

For the year ended July 31, 2004, interest expense, net of interest income, was $20,501. A hypothetical 10% increase in market interest rates over the actual fiscal 2004 average rate would increase net interest expense by $832.

Back to Contents

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are located immediately following the signature pages of this Form 10-K. See Item 15 (a)(1) for a listing of financial statements provided.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2004:
Net sales	$374,286	$428,085	$463,921	$504,455	$1,770,747
Gross profit	180,065	206,869	230,287	254,407	871,628
Restructuring and other charges, net (a)	(3,703)	13,668	681	1,831	12,477
Earnings before income taxes	33,001	30,687	61,130	73,014	197,832
Net earnings	24,668	24,856	46,514	55,535	151,573
Earnings per share:
Basic	0.20	0.20	0.37	0.44	1.21
Diluted	0.19	0.20	0.37	0.44	1.20

2003:
Net sales	$332,210	$388,522	$421,491	$471,412	$1,613,635
Gross profit	157,949	188,437	215,904	241,306	803,596
Restructuring and other charges (a)	40,375	924	5,036	1,189	47,524
(Loss) earnings before income taxes	(19,597)	40,054	52,184	70,595	143,236
Net (loss) earnings	(23,138)	31,379	40,355	54,606	103,202
(Loss) earnings per share:
Basic	(0.19)	0.26	0.33	0.44	0.84
Diluted	(0.19)	0.25	0.33	0.44	0.83

(a)	Refer to the Restructuring and Other Charges note in the notes accompanying the consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

For the fiscal year ended July 31, 2004 and prior to the filing date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date the Company carried out its evaluation.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

Back to Contents

     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)	Identification of directors:

Information required by this item is included in the Proxy Statement under the captions Proposal 1 – “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this report.

(b)	Identification of executive officers:

Information regarding executive officers is contained in Part I, Item 4 of this report, pursuant to General Instruction G of this form.

     *     *     *

The Company has adopted a code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and other employees with important roles in the financial reporting process, which code was adopted by the Audit Committee of the Board of Directors during its meeting in July 2003, in accordance with the requirements of the Sarbanes Oxley Act of 2002. The code of ethics has been filed as an exhibit to this report and is also available on the Company’s website located at www.pall.com/policies. In addition, the Company will provide to any person, without charge, upon request, a copy of the code of ethics, by addressing your request in writing to the Corporate Compliance and Ethics officer, Pall Corporation, 2200 Northern Boulevard, East Hills, New York 11548.

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on the website specified above.

The board of directors has an audit committee, a compensation committee, an executive committee, a nominating committee and a planning and governance committee. The board of directors has adopted a written charter for each of these committees and a corporate governance policy. In addition, the Company has codes of conduct that apply to every employee and its directors. The charters, corporate governance policy and codes of conduct are available on the Company’s website located at www.pall.com or by sending your request in writing to the corporate secretary, Pall Corporation, 2200 Northern Boulevard, East Hills, New York 11548.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is included in the Proxy Statement under the caption “Compensation and Other Benefits of Senior Management”, and is incorporated by reference in this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included in the Proxy Statement under the captions “Beneficial Ownership of Common Stock and Restricted Stock Units” and “Equity Compensation Plan Information,” and is incorporated by reference in this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Proxy Statement under the captions Proposal 1 – “Election of Directors” and “Indebtedness of Officers and Directors under Stock Option Plans” and is incorporated by reference in this report.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is included in the Proxy Statement under the caption “Information Concerning Independent Auditors–Disclosure about Fees,” and is incorporated by reference in this report.

Back to Contents

     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of the Form 10-K:

(1)	The following financial statements are filed as part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – July 31, 2004 and August 2, 2003
Consolidated Statements of Earnings – years ended July 31, 2004, August 2, 2003 and August 3, 2002
Consolidated Statements of Stockholders’ Equity – years ended July 31, 2004, August 2, 2003 and August 3, 2002
Consolidated Statements of Cash Flows – years ended July 31, 2004, August 2, 2003 and August 3, 2002
Notes to consolidated financial statements

(2)	The following financial statement schedule is filed as part of this report: Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or in the notes thereto.

(3)	Exhibits:

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit Number	Description of Exhibit

2(i)*	Stock Purchase Agreement dated February 14, 2002, by and between the Registrant and United States Filter Corporation, filed as Exhibit 2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

2(ii)*	Amendment dated April 24, 2002, to Stock Purchase Agreement dated February 14, 2002, by and between the Registrant and United States Filter Corporation, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K bearing cover date of April 24, 2002.

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	By-Laws of the Registrant as amended on July 15, 2003, filed as exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003 (“the 2003 10-K”).

4(i)*	Indenture dated as of August 1, 2002, by and among Pall Corporation as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, filed as Exhibit 4(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

4(ii)*	Credit Agreement dated August 24, 2004, between Pall Corporation and JPMorgan Chase Bank and the Other Lenders Party Thereto, filed as Exhibit 4 to the Registrant’s Form 8-K dated September 9, 2004.

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

Back to Contents

Exhibit Number	Description of Exhibit

10.1*‡	Employment Agreement dated January 21, 2004, between the Registrant and Eric Krasnoff, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004.

10.2*‡	Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson, filed as exhibit 10.2 to the 2003 10-K.

10.3*‡	Employment Agreement dated November 15, 2001, between the Registrant and Donald B. Stevens, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.4*‡	Employment Agreement dated November 15, 2001, between the Registrant and John Adamovich, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.5*‡	Employment Agreement dated November 15, 2001, between the Registrant and Steven Chisolm, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.6*‡	Employment Agreement dated May 1, 2003 between the Registrant and Andrew Denver, filed as exhibit 10.7 to the 2003 10-K.

10.7*‡	Employment Agreement dated November 15, 2001, between the Registrant and John Miller, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.8*‡	Employment Agreement dated June 6, 2003, between the Registrant and Roberto Perez, filed as exhibit 10.10 to the 2003 10-K.

10.9*‡	Employment Agreement dated November 15, 2001, between the Registrant and Reed Sarver, filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.10*‡	Employment Agreement dated April 8, 2002, between the Registrant and Gregory Scheessele, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.11*†	Employment Agreement dated August 1, 2004 between the Registrant and James R. Western, Jr.

10.12*‡	Service Agreement dated March 1, 2002, between Pall Europe Limited and Neil MacDonald, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.13*‡	Service Contract dated February 26, 2001, between Pall Deutschland GmbH Holding and Heinz Ulrich Hensgen, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

10.14*‡	Pall Corporation Supplementary Profit-Sharing Plan as amended and restated December 4, 2000, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2001.

10.15*‡	Pall Corporation Profit-Sharing Plan as amended and restated as of July 1, 1998, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.16*‡	Pall Corporation Profit-Sharing Plan amended pursuant to provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001, filed as exhibit 10.17 to the 2003 10-K.

10.17*‡	Pall Corporation Supplementary Pension Plan as amended and restated July 17, 2001, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2001.

10.18*‡	Pall Corporation 2004 Executive Incentive Bonus Plan, filed as exhibit 10.19 to the 2003 10-K.

Back to Contents

Exhibit Number	Description of Exhibit

10.19*‡	Pall Corporation 1991 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.20*‡	Pall Corporation 1993 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.21*‡	Pall Corporation 1995 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.22*‡	Pall Corporation 1998 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.23*†	Pall Corporation 2005 Stock Compensation Plan.

10.24*‡	Pall Corporation Stock Option Plan for Non-Employee Directors, as amended effective November 10, 1998, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.25*†	Pall Corporation 2001 Stock Option Plan for Non-Employee Directors, as amended September 17, 2004.

10.26*†	Pall Corporation Management Stock Purchase Plan as amended September 10, 2004.

10.27*‡	Pall Corporation Employee Stock Purchase Plan as amended effective October 17, 2003, filed as exhibit 10.27 to the 2003 10-K.

10.28*‡	Principal Rules of the Pall Supplementary Pension Scheme, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 29, 1995.

10.29*‡	Pall Deutschland GmbH Holding, Concept Of An Additional Pension Plan For Senior Executives, filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 1996.

21†	Subsidiaries of Pall Corporation.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1†	Pall Corporation Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and other employees with important roles in the financial reporting process.

*	Incorporated herein by reference.

†	Exhibit filed herewith

‡	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pall Corporation

October 13, 2004	By:	/s/ JOHN ADAMOVICH, Jr.
John Adamovich, Jr., Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	ERIC KRASNOFF Eric Krasnoff	Chairman of the Board and Chief Executive Officer	October 13, 2004

/s/	MARCUS WILSON Marcus Wilson	President and Director	October 13, 2004

/s/	JOHN ADAMOVICH, JR. John Adamovich, Jr.	Group Vice President, Treasurer and Chief Financial Officer	October 13, 2004

/s/	LISA MCDERMOTT Lisa McDermott	Vice President – Finance and Chief Accounting Officer	October 13, 2004

/s/	ABRAHAM APPEL Abraham Appel	Director	October 13, 2004

/s/	DANIEL J. CARROLL, JR. Daniel J. Carroll, Jr.	Director	October 13, 2004

/s/	JOHN H. F. HASKELL, JR. John H. F. Haskell, Jr.	Director	October 13, 2004

/s/	ULRIC S. HAYNES, JR. Ulric S. Haynes, Jr.	Director	October 13, 2004

/s/	EDWIN W. MARTIN Edwin W. Martin	Director	October 13, 2004

/s/	KATHERINE L. PLOURDE Katherine L. Plourde	Director	October 13, 2004

/s/	HEYWOOD SHELLEY Heywood Shelley	Director	October 13, 2004

/s/	EDWARD L. SNYDER Edward L. Snyder	Director	October 13, 2004

/s/	EDWARD TRAVAGLIANTI Edward Travaglianti	Director	October 13, 2004

/s/	JAMES D. WATSON James D. Watson	Director	October 13, 2004

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pall Corporation:

We have audited the accompanying consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2004, and August 2, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pall Corporation and subsidiaries as of July 31, 2004, and August 2, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/	KPMG LLP
KPMG LLP

Melville, New York
September 13, 2004

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31, 2004	August 2, 2003

ASSETS
Current assets:
Cash and cash equivalents	$199,177	$126,653
Short-term investments	8,100	23,100
Accounts receivable, net of allowances for doubtful accounts of $12,062 and $11,700, respectively	468,905	423,467
Inventories	302,861	274,442
Other current assets	90,772	90,772

Total current assets	1,069,815	938,434
Property, plant and equipment, net	600,383	600,153
Goodwill	239,660	240,579
Intangible assets, net of accumulated amortization of $41,304 and $37,085, respectively	44,129	50,747
Other non-current assets	186,396	186,813

Total assets	$2,140,383	$2,016,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$28,968	$18,877
Accounts payable	117,707	113,564
Accrued liabilities	187,781	183,061
Income taxes	42,642	49,870
Current portion of long-term debt	30,514	44,914
Dividends payable	11,162	11,210

Total current liabilities	418,774	421,496
Long-term debt, net of current portion	488,686	489,870
Deferred income taxes	16,005	14,377
Other non-current liabilities	162,479	156,447

Total liabilities	1,085,944	1,082,190

Stockholders’ equity:
Common stock, par value $.10 per share; 500,000 shares authorized; 127,958 shares issued	12,796	12,796
Capital in excess of par value	115,489	109,616
Retained earnings	984,117	884,690
Treasury stock, at cost (2004 – 3,937 shares, 2003 – 3,276 shares)	(92,047)	(70,198)
Stock option loans	(2,308)	(1,955)
Accumulated other comprehensive income (loss):
Foreign currency translation	77,585	28,906
Minimum pension liability	(37,559)	(33,054)
Unrealized investment (losses) gains	(3,275)	4,435
Unrealized losses on derivatives	(359)	(700)

	36,392	(413)

Total stockholders’ equity	1,054,439	934,536

Total liabilities and stockholders’ equity	$2,140,383	$2,016,726

See accompanying notes to consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Years Ended

	July 31, 2004	August 2, 2003	August 3, 2002

Net sales	$1,770,747	$1,613,635	$1,290,820
Cost of sales	899,119	810,039	654,889

Gross profit	871,628	803,596	635,931

Selling, general and administrative expenses	583,539	536,194	440,025
Research and development	57,279	52,204	54,778
Restructuring and other charges, net	12,477	47,524	26,822
Interest expense, net	20,501	24,438	14,331

Earnings before income taxes	197,832	143,236	99,975
Provision for income taxes	46,259	40,034	26,741

Net earnings	$151,573	$103,202	$73,234

Earnings per share:
Basic	$1.21	$0.84	$0.60
Diluted	$1.20	$0.83	$0.59
Average shares outstanding:
Basic	125,685	123,275	122,353
Diluted	126,737	124,214	123,532

See accompanying notes to consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

Years Ended August 3, 2002, August 2, 2003 and July 31, 2004	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Stock Option Loans	Accumulated Other Comprehensive Loss	Total	Comprehensive Income

Balance at July 28, 2001	$12,796	$108,164	$825,247	$(120,431)	$(4,635)	$(51,099)	$770,042
Comprehensive income:
Net earnings			73,234				73,234	$73,234
Other comprehensive income (loss):
Translation adjustment						32,518	32,518	32,518
Minimum pension liability						(1,280)	(1,280)	(1,280)
Unrealized investment losses						(1,940)	(1,940)	(1,940)
Unrealized loss on derivatives						(270)	(270)	(270)

Comprehensive income								$102,262

Dividends declared			(63,999)				(63,999)
Issuance of 913 shares for stock plans		122	(2,174)	19,631			17,579
Restricted stock units related to the MSPP		2,459					2,459
Purchase of 504 shares				(9,999)			(9,999)
Stock option loans	—	—	—	—	1,376	—	1,376

Balance at August 3, 2002	12,796	110,745	832,308	(110,799)	(3,259)	(22,071)	819,720
Comprehensive income:
Net earnings			103,202				103,202	$103,202
Other comprehensive income (loss):
Translation adjustment						46,335	46,335	46,335
Minimum pension liability						(29,975)	(29,975)	(29,975)
Unrealized investment gains						4,671	4,671	4,671
Unrealized gain on derivatives						627	627	627

Comprehensive income								$124,860

Dividends declared			(44,678)				(44,678)
Issuance of 1,892 shares for stock plans and pension funding			(6,142)	40,601			34,459
Restricted stock units related to the MSPP		(1,129)					(1,129)
Stock option loans	—	—	—	—	1,304	—	1,304

Balance at August 2, 2003	12,796	109,616	884,690	(70,198)	(1,955)	(413)	934,536
Comprehensive income:
Net earnings			151,573				151,573	151,573
Other comprehensive income (loss):
Translation adjustment						48,679	48,679	48,679
Minimum pension liability						(4,505)	(4,505)	(4,505)
Unrealized investment losses						(7,710)	(7,710)	(7,710)
Unrealized gain on derivatives						341	341	341

Comprehensive income								$188,378

Dividends declared			(45,247)				(45,247)
Issuance of 2,438 shares for stock plans		4,848	(6,899)	53,151			51,100
Restricted stock units related to the MSPP		1,025					1,025
Purchase of 3,099 shares				(75,000)			(75,000)
Stock option loans	—	—	—	—	(353)	—	(353)

Balance at July 31, 2004	$12,796	$115,489	$984,117	$(92,047)	$(2,308)	$36,392	$1,054,439

See accompanying notes to consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	July 31, 2004	August 2, 2003	August 3, 2002

Operating activities:
Net earnings	$151,573	$103,202	$73,234
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	12,477	47,524	32,836
Depreciation and amortization of long-lived assets	88,935	83,939	74,003
Amortization of proceeds from terminated interest rate swaps	(2,552)	(1,004)	(102)
Deferred income taxes	(18,666)	(10,337)	(4,191)
Provisions for doubtful accounts	3,217	3,103	3,221
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(26,765)	14,132	(27,627)
Inventories	(15,817)	(5,725)	13,813
Other assets	23,623	(6,759)	(982)
Accounts payable and accrued expenses	(10,416)	(10,406)	8,419
Income taxes payable	(10,386)	6,129	(8,556)
Other liabilities	(3,277)	6,555	(7,977)

Net cash provided by operating activities	191,946	230,353	156,091

Investing activities:
Acquisitions of businesses, net of disposals and cash acquired	(3,855)	(14,113)	(347,507)
Dispositions of business	1,850	—	—
Advances to and investments in strategic alliances	(2,125)	(6,541)	(1,460)
Proceeds from sale of strategic investments	21,344	—	—
Capital expenditures	(61,262)	(62,170)	(69,921)
Disposals of fixed assets	4,115	11,714	5,593
Short-term investments	15,000	17,100	106,400
Proceeds from sale of retirement benefit assets	22,668	34,306	15,669
Purchases of retirement benefit assets	(30,307)	(40,878)	(15,519)
Other	(3,679)	(3,265)	(3,268)

Net cash used by investing activities	(36,251)	(63,847)	(310,013)

Financing activities:
Notes payable	8,181	(375,399)	328,722
Long-term borrowings	40,014	510,192	4,928
Repayments of long-term debt	(70,159)	(294,890)	(73,969)
Net proceeds from stock plans	51,772	30,133	20,938
Purchase of treasury stock	(75,000)	—	(9,999)
Proceeds from terminated interest rate swaps	—	21,000	1,000
Dividends paid	(45,097)	(44,376)	(73,359)

Net cash (used) provided by financing activities	(90,289)	(153,340)	198,261

Cash flow for year	65,406	13,166	44,339
Cash and cash equivalents at beginning of year	126,653	105,224	54,927
Effect of exchange rate changes on cash	7,118	8,263	5,958

Cash and cash equivalents at end of year	$199,177	$126,653	$105,224

Supplemental disclosures:
Interest paid	$17,527	$26,742	$20,090
Income taxes paid (net of refunds)	56,549	35,900	37,528
Non-cash investing and financing activities:
Pension obligations funded by 210 shares of treasury stock	—	4,288	—
Capital lease entered into for new building	4,438	—	—

See accompanying notes to consolidated financial statements.

Back to Contents

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

The Company’s fiscal year ends on July 31, and the Company’s fiscal quarters end on October 31, January 31 and April 30. Prior to fiscal year 2004, the Company’s fiscal year ended on the Saturday closest to July 31, except that the Company’s foreign subsidiaries were on a July 31 fiscal year. The years ended July 31, 2004, August 2, 2003, and August 3, 2002, comprise 52, 52 and 53 weeks, respectively.

Presentation and Use of Estimates

The financial statements of the Company are presented on a consolidated basis with its subsidiaries, substantially all ofwhich are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Financial statements of foreign subsidiaries have been translated into U.S. dollars at exchange rates as follows: (i) balance sheet accounts at year-end rates, except equity accounts which are translated at historic rates, and (ii) income statement accounts at weighted average rates. Translation gains and losses are reflected in stockholders’ equity, while transaction gains and losses, which result from the settlement of foreign denominated receivables and payables at rates that differ from rates in effect at the transaction date, are reflected in income. Transaction losses in fiscal years 2004, 2003 and 2002 amounted to $1,727, $1,363 and $2,635, respectively.

To prepare the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make assumptions that may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, inventory valuation; provisions for doubtful accounts; asset impairment; depreciable lives of fixed assets and useful lives of patents and amortizable intangibles; fair value of financial instruments; income tax assets and liabilities; pension valuations; restructuring and other charges; valuation of assets acquired and liabilities assumed in business combinations; and liabilities for items such as environmental remediation. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

All financial instruments purchased with a maturity of three months or less, other than short-term investments and amounts held in the benefits protection trust, are considered cash equivalents. Cash equivalents are held until maturity.

Short-Term Investments

Short-term investments, consisting principally of repurchase agreements secured by government obligations, are held to maturity and are carried at cost, which approximates fair value.

Inventories

Inventories are valued at the lower of cost (principally on the first-in, first-out method) or market.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Investments

Investments (which are less than 20% owned and have readily determinable market values) are considered available-for-sale securities; as such, these investments are carried at fair value in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity until realized from sale or when unrealized losses are deemed to be other than temporary. Other than temporary losses are recognized in earnings when management determines that the recoverability of the cost of the investment is unlikely. The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other than temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company’s intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. Investments are included in “Other non-current assets” in the Consolidated Balance Sheets.

Acquisition Accounting

Acquisitions are accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies.

Long-Lived Assets

The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). As such, goodwill and intangible assets determined to have indefinite lives are not amortized; rather, these assets are assessed for impairment at least annually and whenever events or circumstances indicate impairment might have occurred. The Company evaluates the recoverability of goodwill and indefinite lived intangible assets using a two-step impairment test approach at the reporting unit level. In the first step, the overall fair value for the reporting unit is compared to its book value including goodwill. In the case that the overall fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the overall fair value of the reporting unit and the fair value of the net identifiable assets. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. No adjustments resulted from this assessment.

The Company’s amortizable intangible assets, which are composed almost entirely of patented and unpatented technology and trademarks, are subject to amortization for periods ranging up to 20 years, principally on a straight-line basis. Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets, ranging up to 50 years and 10 years, respectively, principally on the straight-line basis.

The Company periodically reviews its depreciable and amortizable long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

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

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Stock Plans

Stock plans are accounted for using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under APB No. 25, compensation expense would be recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. The Company has never issued stock options with an exercise price below the date-of grant market price. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure (“SFAS No. 148”), the Company has retained the accounting prescribed by APB No. 25 and presents the SFAS No. 123 information in the notes to its consolidated financial statements. Refer to the Stock Plans note for a description of the Company’s stock plans.

The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for its stock based compensation plans under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148:

	2004	2003	2002

Net earnings, as reported	$151,573	$103,202	$73,234
Pro forma stock compensation expense, net of tax benefit	11,608	13,658	10,962

Pro forma net earnings	$139,965	$89,544	$62,272

Earnings per share:
Basic—as reported	$1.21	$.84	$.60
Basic—pro forma	$1.11	$.73	$.51
Diluted—as reported	$1.20	$.83	$.59
Diluted—pro forma	$1.10	$.72	$.50

The fair value of options granted is calculated using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value of each option grant:

	2004	2003	2002

Average fair value of options granted	$8.30	$6.75	$8.36
Valuation assumptions:
Expected dividend yield	1.7%	1.9%	2.0%
Expected volatility	36.8%	33.0%	33.0%
Expected life (years)	5	10	10
Risk-free interest rate	4.4%	4.1%	5.1%

Environmental Matters

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as facts and circumstances change, assessment and remediation efforts progress or as additional technical or legal information becomes available. Costs of future expenditures for environmental remediation obligations are not discounted to their present value and are expected to be disbursed over an extended period of time. Accruals for environmental liabilities are included in “Accrued liabilities” and “Other non-current liabilities” in the Consolidated Balance Sheets.

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

For further discussion, refer to the Income Taxes note.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Earnings Per Share

The Consolidated Statements of Earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. Employee stock options of 166, 4,748 and 2,341 shares for fiscal 2004, 2003 and 2002, respectively, were not included in the computation of diluted shares because their effect would have been antidilutive.

The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	2004	2003	2002

Basic shares outstanding	125,685	123,275	122,353
Effect of dilutive securities (a)	1,052	939	1,179

Diluted shares outstanding	126,737	124,214	123,532

(a)	Refer to the Stock Plans note for a description of the Company’s stock plans.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings.

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

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

RESTRUCTURING AND OTHER CHARGES, NET

The following tables summarize the restructuring related items and other charges/(income) recorded in fiscal 2004, 2003 and 2002:

2004	Restructuring	Other Charges/ (Income) and Adjustments	Total

Environmental (a)	$—	$20,837	$20,837
German pension liability (b)	—	(5,626)	(5,626)
Severance (c)	4,117	—	4,117
Other exit costs (c)	538	—	538
(Gain)/loss on sale of assets (c) (e)	63	(7,127)	(7,064)
Other	—	(253)	(253)

	$4,718	$7,831	$12,549
Reversal of excess reserves	(72)	—	(72)

	$4,646	$7,831	$12,477

Cash	$4,583	$14,178	$18,761
Non-cash	63	(6,347)	(6,284)

	$4,646	$7,831	$12,477

2003

In-process research and development (d)	$—	$37,600	$37,600
Severance (c) (d)	6,415	—	6,415
Asset write-offs/ impairment (c) (d)	1,122	—	1,122
Other exit costs (c) (d)	2,319	—	2,319
Other (c)	—	68	68

	$9,856	$37,668	$47,524

Cash	$8,734	$68	$8,802
Non-cash	1,122	37,600	38,722

	$9,856	$37,668	$47,524

2002

Severance (d)	$4,134	$—	$4,134
Impairment of investments (e)	—	14,495	14,495
Environmental (a)	—	7,000	7,000
Asset write-offs (d)	514	—	514
Lease termination and other exit costs (d)	12	—	12
Other (d)	667	—	667

	5,327	21,495	26,822
Purchase accounting adjustment (d)	—	6,014	6,014

	$5,327	$27,509	$32,836

Cash	$4,813	$7,000	$11,813
Non-cash	514	20,509	21,023

	$5,327	$27,509	$32,836

(a)	In the second and fourth quarters of fiscal 2004, the Company increased its environmental liabilities by $11,500 and $9,337, respectively, principally as a result of a change in the estimated duration and costs of the remediation effort at the Ann Arbor, Michigan facility of the Company’s subsidiary Gelman Sciences.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

In the fourth quarter of fiscal 2002, the Company increased its reserve for future environmental remediation costs by $7,000 as another aquifer was found with contamination at its Ann Arbor, Michigan facility. For more detail regarding environmental matters, please refer to the Contingencies and Commitments note.

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

In the fourth quarter of fiscal 2004, the Company implemented a plan to reorganize its Medical and BioSciences management structure in order to better serve our customers in these markets. As a result of the plan, certain management positions were made redundant and the Company recorded severance liabilities for the termination of employees.

During fiscal 2003, the Company terminated employees to reduce costs by reorganizing its Life Sciences business such that the Company’s hospital and medical OEM sub-segments were combined with the former Blood segment to form the segment now known as Pall Medical. Additionally, the Company announced plans to move certain Medical manufacturing from Tipperary, Ireland to Puerto Rico and Tijuana, Mexico.

(d)	At the date of the FSG acquisition, management began formulating integration plans and identifying synergistic opportunities. During the fourth quarter of fiscal 2002 and during the first three quarters of fiscal 2003, the Company announced and implemented plans to eliminate redundant employees and facilities and to consolidate certain manufacturing lines with other Company facilities. In addition, the Company’s consolidation of its routes to market in the United States, Europe and Asia resulted in the termination of certain sales employees worldwide and in Asia, payments were made to certain distributors to terminate these relationships. In addition, in the third quarter of fiscal 2003, the Company announced and implemented plans to reorganize and streamline its German operations. The plans include the elimination of some functional overlap, changes in routes to market and the rationalization of product lines. During the first quarter of fiscal 2003, the Company also recorded a charge of $37,600 to write-off in-process research and development acquired in the acquisition of FSG.

Included in cost of sales in fiscal 2002 is a purchase accounting adjustment of $6,014. The inventory acquired in the FSG acquisition was written-up to fair value in accordance with SFAS No. 141 in the FSG opening balance sheet. This one-time write-up reduced gross profit in the fourth quarter of 2002 concurrent with the sale of the underlying inventory in the quarter. This item is non-recurring in nature because, although the Company acquired the manufacturing operations of FSG, this adjustment was required by SFAS 141 as an elimination of the manufacturing profit of inventory acquired from FSG and sold in the period.

(e)	In the fourth quarter of fiscal 2004, the Company recorded a gain on the sale of its investment in Oiltools International of $7,580. In the third quarter of fiscal 2004, the Company recorded a loss of $161 on the sale of 225 shares of its investment in VITEX.

During fiscal 2002, the Company recorded a charge of $14,495 primarily for the other-than-temporary diminution in value of its strategic investment in V.I. Technologies, Inc. (“VITEX”).

For further discussion of strategic investments refer to the Other Current and Non-Current Assets note.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

The following table summarizes the activity for fiscal 2004 related to restructuring liabilities that were recorded in fiscal 2004, 2003 and 2002:

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2004
Balance at Aug. 2, 2003	$—	$—	$—
Additions	4,117	538	4,655
Utilized	(2,765)	(538)	(3,303)

Balance at July 31, 2004	$1,352	$—	$1,352

Fiscal 2003
Balance at Aug. 2, 2003	$6,657	$2,530	$9,187
Utilized	(5,167)	(1,770)	(6,937)
Other changes (a)	(428)	(510)	(938)

Balance at July 31, 2004	$1,062	$250	$1,312

Fiscal 2002
Balance at Aug. 2, 2003	$1,447	$303	$1,750
Utilized	(788)	(74)	(862)
Reversal of excess reserves (b)	—	(72)	(72)
Other changes (a)	(26)	(153)	(179)

Balance at July 31, 2004	$633	$4	$637

a)	Reflects the reversal of excess restructuring accruals related to the FSG acquisition that were originally recorded as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

b)	Reflects the reversal in fiscal year 2004 of excess restructuring reserves recorded in the consolidated statement of earnings in fiscal year 2002.

INVENTORIES

The major classes of inventory are as follows:

	2004	2003

Raw materials and components	$88,341	$86,302
Work-in-process	45,747	39,676
Finished goods	168,773	148,464

	$302,861	$274,442

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2004	2003

Land	$39,289	$39,129
Buildings and improvements	420,841	399,981
Machinery and equipment	678,972	653,224
Furniture and fixtures	77,345	71,084

	1,216,447	1,163,418
Less: Accumulated depreciation and amortization	616,064	563,265

Property, plant and equipment, net	$600,383	$600,153

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

GOODWILL AND INTANGIBLE ASSETS

The following table presents goodwill, net of accumulated amortization, allocated by reportable segment in accordance with SFAS No. 142:

	2004	2003

Medical	$28,116	$27,290
BioPharmaceuticals	28,919	28,697

Life Sciences	57,035	55,987

General Industrial	154,753	156,414
Aerospace	6,127	6,125
Microelectronics	21,745	22,053

Industrial	182,625	184,592

	$239,660	$240,579

The change in the carrying amount of goodwill is primarily attributable to the reversal of excess restructuring accruals that were originally recorded as adjustments to goodwill recorded in connection with the FSG acquisition in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, as well as the changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries.

Intangible assets consist of the following:

	2004		2003

	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Patents and unpatented technology	$76,724	$36,108	$78,574	$32,588
Trademarks	3,619	1,432	3,529	1,139
Other	5,090	3,764	5,729	3,358

	$85,433	$41,304	$87,832	$37,085

Patents and trademarks include costs to register new patents and trademarks. Patents also include expenditures to successfully defend certain patents as well as for paid-up licenses for third-party patents.

Amortization expense for fiscal years 2004, 2003 and 2002 was $7,888, $7,833 and $5,378, respectively. Amortization expense is estimated to be approximately $5,700 in 2005, $5,600 in 2006, $5,500 in 2007, $4,400 in 2008 and $3,900 in 2009.

OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of the following:

	2004	2003

Prepaid expenses	$22,859	$23,728
Deferred income taxes	47,955	35,873
Other receivables	19,958	31,171

	$90,772	$90,772

As of July 31, 2004 and August 2, 2003, other receivables include $612 and $12,176, respectively, due from US Filter related to current FSG income tax liabilities as of April 27, 2002, that were unpaid as of each respective period end. These represent US Filter’s obligation under the terms of the purchase agreement.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Other non-current assets consist of the following:

	2004	2003

Deferred income taxes (a)	$74,803	$63,538
Investments (b)	13,139	32,797
Retirement benefit assets (b)	61,027	52,475
Intangible pension assets (c)	10,598	7,497
Prepaid pension expenses (c)	—	4,087
Other	26,829	26,419

	$186,396	$186,813

(a)	Refer to the Income Taxes note for further discussion.

(b)	The Company has invested in certain companies to form strategic alliances, enabling the Company to broaden its portfolio of products. Included in investments are certain strategic investments of $6,499 and $14,683 at July 31, 2004 and August 2, 2003, respectively, that the Company classifies as available-for-sale. Amongst these strategic investments is the Company’s investment in VITEX, a leading developer of a broad portfolio of blood products and systems using its proprietary viral reduction technology. At July 31, 2004, the Company owns 6,175 shares of Vitex stock, purchased in connection with a 1998 collaborative research and development and equity purchase agreement, with milestone driven equity payments, that was subsequently amended in 2002. The amended agreement ended the collaborative research and development funding arrangement and capped our financial commitment for stock purchases at $20,000; it further entitles the Company to a royalty per unit sold following product commercialization. At July 31, 2004 and August 2, 2003, the carrying amount of the Company’s 11.3% and 15.7% interest in Vitex common shares was $5,001 and $13,120, respectively. The Company recorded an unrealized loss related to this investment of $2,814 in fiscal 2004 and an unrealized gain of $5,019 in fiscal 2003. In the fourth quarter of fiscal 2002, the Company recorded a charge to earnings of $14,495, primarily for the impairment of the value of its investment in VITEX. The market price of VITEX shares has been extremely volatile since October 31, 2003 with a price as low as $.55 and as high as $2.57 per share. This volatility appears to be related to the set back of one of two Phase III clinical trials, VITEX’s cash position late in calendar year 2003 and, more recently, due to its proposed merger with Panacos Pharmaceuticals. At this time, the Company does not believe that its investment in Vitex is other-than-temporarily impaired, however, management continues to monitor it closely.

In fiscal 2004, the Company sold its investment in Oiltools International for $22,383 resulting in the recognition of a gain of $7,580, net of fees. The investment in Oiltools International, which is reflected in investments as of August 2, 2003, was carried at its cost of $14,172 because its market value was not readily determinable.

Also included in investments is the Company’s investment and loans to Euroflow (UK) Ltd., a strategic biopharmaceutical supplier to the Company, aggregating $6,640 and $3,942 as of July 31, 2004 and August 2, 2003, respectively. The Company’s investment in 7.5% of Euroflow’s outstanding shares of $276 and $402 as of July 31, 2004 and August 2, 2003, respectively, is accounted for under the equity method. The loans which bear interest at the greater of i) 10% or ii) 5% above the Royal Bank of Scotland prime rate, are secured by Euroflow’s assets, including their intellectual property, and mature through July 31, 2008.

Retirement benefit assets are held to satisfy obligations related to certain unfunded retirement benefit plans, which provide benefits to eligible employees in Germany and the U.S. Included therein are guaranteed investment contracts of $23,746 and $20,226 as of July 31, 2004 and August 2, 2003, respectively. The guaranteed investment contracts were established to pay for supplementary retirement benefits related to unfunded plans in Germany. The July 31, 2004, and August 2, 2003, balance sheets reflect related liabilities in the amounts of $41,211 and $36,122, respectively. Also included within retirement benefit assets is a benefits protection trust, with assets aggregating $37,281 and $32,249 as of July 31, 2004 and August 2, 2003, respectively, established for the purpose of satisfying certain unfunded supplemental retirement benefit obligations in the U.S. for eligible executives in the event of a change of control of the Company. In addition to holding cash equivalents primarily to satisfy short-term cash requirements relating to benefit payments, the trust primarily invests in U.S. government obligations, debt obligations of corporations and financial institutions with high credit ratings and equity mutual fund shares. Contractual maturity dates of debt securities held by the trust range from 2005 to 2028. Such debt and equity securities are classified as available-for-sale and aggregated

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

$27,236 and $29,590 as of July 31, 2004 and August 2, 2003, respectively. The July 31, 2004, and August 2, 2003, balance sheets reflect liabilities related to the trust in the amounts of $45,348 and $40,071, respectively.

The following is a summary of the Company’s available for sale investments by category at July 31, 2004 and August 2, 2003:

	Cost/ Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding (Losses) /Gains	Foreign Exchange (Losses) /Gains

2004
Equity securities	$13,679	$9,932	$58	$(3,638)	$(3,580)	$(167)
Debt securities:
U.S. Treasury	5,435	5,378	—	(57)	(57)	—
Other U.S. government	10,437	10,363	—	(74)	(74)	—
CMO/mortgage-backed	939	992	53	—	53	—
Corporate	6,967	7,070	103	—	103	—

	$37,457	$33,735	$214	$(3,769)	$(3,555)	$(167)

2003
Equity securities	$13,965	$17,816	$5,019	$(1,240)	$3,779	$72
Debt securities:
U.S. Treasury	3,366	3,427	61	—	61	—
Other U.S. government	11,453	11,381	—	(72)	(72)	—
CMO/mortgage-backed	1,671	1,762	91	—	91	—
Corporate	9,563	9,887	324	—	324	—

	$40,018	$44,273	$5,495	$(1,312)	$4,183	$72

The following table shows the gross unrealized losses and fair value of the Company’s available for sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total

	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses

2004
Equity securities	$5,001	$2,814	$3,433	$824	$8,434	$3,638
Debt securities:
U.S. Treasury	5,378	57	—	—	5,378	57
Other U.S. government	—	—	10,363	74	10,363	74

	$10,379	$2,871	$13,796	$898	$24,175	$3,769

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

	Less than 12 months		12 months or greater		Total

	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses

2003
Equity securities	$1,563	$116	$3,133	$1,124	$4,696	$1,240
Debt securities:
Other U.S. government	11,381	72	—	—	11,381	72

	$12,944	$188	$3,133	$1,124	$16,077	$1,312

The investments that have been in an unrealized loss position for twelve months or greater relate to securities that are held by the Company’s benefits protection trust. As the Company has the ability and intent to hold these investments as they continue their recovery of fair value, the Company does not consider these securities to be other-than-temporarily impaired.

The following table shows the proceeds and gross gains and losses from the sale of available for sale investments for the years ended July 31, 2004, August 2, 2003 and August 3, 2002:

	2004	2003	2002

Proceeds from sales	$12,663	$19,643	$7,650
Realized gross gains on sales	304	747	186
Realized gross losses on sales	283	102	57

(c)	Prepaid pension expenses represent the non-current amounts arising from the excess of cumulative employer contributions over accrued net pension expenses. Intangible pension assets represent the unfunded accumulated benefit obligations to the extent of unrecognized prior service costs. Refer to the Pension and Profit Sharing Plans and Arrangements note for further discussion.

NOTES PAYABLE AND LONG-TERM DEBT

At July 31, 2004, the Company had unsecured lines of credit, which require no compensating balances, totaling approximately $74,451, of which $28,968 in notes payable had been drawn. The weighted average interest rates on notes payable at the end of fiscal 2004 and 2003 were 4.5% and 5.7%, respectively.

Long-term debt consists of:

	2004	2003

Private placement senior notes, due in 2012 (a)	$280,000	$280,000
Bank loan, due through October 2007 (a)	50,000	85,000
Private placement senior notes, due in 2010 (b)	100,000	100,000
Senior revolving credit facility, due in 2005 (b)	54,000	25,000
1.0% – 2.6% bank loans in Japan, due through 2004	—	17,073
Yen denominated loan, due in 2005 (c)	26,931	24,912
Other	5,790	6,478

	516,721	538,463
SFAS No. 133 fair value adjustment (a)	(15,862)	(24,573)
Unamortized proceeds from interest rate swaps (d)	18,341	20,894

Total long-term debt	519,200	534,784
Current portion	(30,514)	(44,914)

Long-term debt, net of current portion	$488,686	$489,870

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

(a)	The acquisition of FSG was financed with the proceeds of the two transactions described immediately below.

On August 6, 2002, the Company completed an offering of $280,000 of 6% senior notes due on August 1, 2012. The notes are unsecured and unsubordinated obligations of the Company and rank pari passu to its other outstanding unsecured and unsubordinated indebtedness. Long-term debt is presented net of the unrealized gain of $15,862 and $24,573 as of July 31, 2004 and August 2, 2003, respectively, recorded in accordance with SFAS No. 133 to mark to market the hedged position ($230,000) of the notes. Refer to the Financial Instruments and Risks and Uncertainties note for further discussion.

On October 18, 2002, the Company entered into a $100,000 bank loan, bearing interest at a variable rate based upon LIBOR or the prime rate of the Administrative Agent, which matures in quarterly installments of $5,000 starting in January 2003 and running through October 2007. As discussed immediately below, the balance due on the $100,000 loan as of July 31, 2004 was $50,000.

(b)	On August 24, 2004, the Company entered into a five-year $300,000 unsecured senior revolving credit facility with a syndicate of banks, which expires on August 24, 2009. Simultaneously, the Company borrowed $125,000 under this facility and used the proceeds principally to repay (1) $71,200 ($54,000 outstanding as of July 31, 2004) of borrowings under its existing $200,000 unsecured senior revolving credit facility entered into on August 29, 2000, (2) the $50,000 balance due on its aforementioned $100,000 bank loan which otherwise was to mature on October 18, 2007 and (3) various fees associated with the new facility. Both the $200,000 revolving credit facility and the $100,000 term loan were terminated upon the execution of the new revolving credit facility.

Borrowings under the new facility bear interest at either a variable rate based upon LIBOR or at the prime rate of the Administrative Agent. The new facility contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. The financial covenants are as follows:

i.	Minimum interest coverage ratio: The Ratio of Earnings Before Net Interest, Taxes, Depreciation, Amortization and the Non-Cash Portion of Non-Recurring Charges and Income (“EBITDA”) to Net Interest Expense shall not be less than 5 to 1 for the last four consecutive fiscal quarters.

ii.	Maximum funded debt ratio: The Ratio of Consolidated Funded Debt to EBITDA shall not exceed 3 to 1.

On August 29, 2000, the Company completed a $100,000 private placement of 7.83% unsecured senior notes due in 2010. In addition, on August 30, 2000, the Company closed a five-year $200,000 unsecured senior revolving credit facility, which was to expire on August 30, 2005. The balance outstanding under this facility of $54,000 as of July 31, 2004 has been classified as long-term based on the refinancing of this indebtedness on August 24, 2004 as described above. Letters of credit outstanding against the facility as of July 31, 2004 were approximately $11,833. Borrowings under this facility bore interest at a variable rate based upon LIBOR or at the prime rate of the Administrative Agent. The agreements contained customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. The financial covenants are as follows:

i.	Minimum interest coverage ratio: The Ratio of EBITDA to Net Interest Expense shall not be less than 4 to 1 and 5 to 1 under the private placement and unsecured senior revolving credit agreements, respectively, for the last four consecutive fiscal quarters.

ii.	Maximum funded debt ratio: The Ratio of Consolidated Funded Debt to EBITDA shall not exceed 3.25 to 1 and 3.0 to 1 under the private placement and unsecured senior revolving credit agreements, respectively.

iii.	Minimum net worth (stockholder’s equity excluding foreign currency translation) shall not be less than $600,000.

The Company was in compliance with all covenants of its various debt agreements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

(c)	The Company’s Yen 3 billion loan (approximately $27,000), expires on June 18, 2005 and bears interest at a variable rate based upon Yen LIBOR.

(d)	Refer to the Financial Instruments and Risks and Uncertainties note for further discussion of the Company’s hedging activities.

The aggregate annual maturities of long-term debt during fiscal years 2005 through 2009 are approximately as follows:

	Cash	Non-Cash (*)	Total

2005	$27,959	$2,555	$30,514
2006	637	2,552	3,189
2007	569	2,552	3,121
2008	256	2,552	2,808
2009	267	2,552	2,819

* Non-cash amounts represent annual amortization of the proceeds from interest rate swaps. Refer to the Financial Instruments and Risks and Uncertainties note for further discussion of the Company’s hedging activities.

Interest expense, net, for fiscal years 2004, 2003 and 2002 is comprised of:

	2004	2003	2002

Interest expense	$24,143	$28,450	$18,751
Interest income	3,642	4,012	4,420

Interest expense, net	$20,501	$24,438	$14,331

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

In fiscal 2003, the Company received $8,568, representing $7,533 of fair value for “receive fixed, pay variable” interest rate swaps with an aggregate notional value of $100,000, terminated on November 26, 2002, and $1,035 of accrued interest receivable through the termination date. The terminated swaps related to the Company’s $100,000 private placement of 7.83% unsecured senior notes due in 2010. Simultaneously, the Company entered into new interest rate swaps with a notional amount of $230,000 involving the $280,000, 6% notes due on August 1, 2012. The new swaps required the Company to make payments at a variable rate based on LIBOR and receive payments at a fixed rate of 6%. On May 30, 2003, the Company received $16,134, representing $13,467 of fair value for the new “receive fixed, pay variable” interest rate swaps terminated on May 28, 2003, and $2,667 of accrued interest receivable through the termination date. Simultaneously, the Company entered into new “receive fixed, pay variable” interest rate swaps with a notional amount of $230,000, involving the $280,000 6% notes due on August 1, 2012. The $21,000 of fair value received to terminate the interest rate swaps is amortized and reflected as a reduction of interest expense over the remaining lives of the underlying notes.

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

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

As of July 31, 2004, the Company had interest rate swaps and forwards outstanding with notional amounts aggregating $281,931 and $32,471, respectively, whose fair values were a liability of $16,414 and an asset of $422, respectively. Other comprehensive income includes $552 of cumulative unrealized losses on variable to fixed rate interest rate swaps (i.e., cash flow hedges) of which $234 is expected to be reclassified into earnings within one year.

The credit risk related to the interest rate swaps and the forwards is considered low because such instruments are entered into only with financial institutions having high credit ratings and are generally settled on a net basis.

The Company considers the fair value of all non-derivative financial instruments to be not materially different from their carrying value at year-end, except for fixed rate debt with a face value of $380,000, a carrying value of $382,600 and a fair value of $409,300.

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

INCOME TAXES

The components of earnings before income taxes are as follows:

	2004	2003	2002

Domestic operations, including Puerto Rico	$52,612	$19,042	$4,464
Foreign operations	145,220	124,194	95,511

	$197,832	$143,236	$99,975

The provisions for income taxes consist of the following items:
Current:
Federal and Puerto Rico	$18,240	$6,744	$2,883
Foreign	46,685	43,627	28,049

	64,925	50,371	30,932

Deferred:
Federal and Puerto Rico	(18,105)	(12,027)	(4,305)
Foreign	(561)	1,690	114

	(18,666)	(10,337)	(4,191)

	$46,259	$40,034	$26,741

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

A reconciliation of the provisions for income taxes follows:

	% of Pretax Earnings

	2004	2003	2002

Computed “expected” tax expense	35.0%	35.0%	35.0%
Tax benefit of Puerto Rico operations	(8.4)	(14.3)	(13.6)
Non-deductibility of in-process research & development write-off	—	9.2	—
Change in valuation allowance	(1.6)	3.4	5.0
Foreign income and withholding taxes, net of U.S. foreign tax credits	(4.5)	(4.7)	1.2
Other	2.9	(0.7)	(0.9)

Effective tax rate	23.4%	27.9%	26.7%

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

The components of the net deferred tax asset at July 31, 2004, and August 2, 2003, are as follows:

	2004	2003

Deferred tax asset:
Tax loss and tax credit carry-forwards	$108,435	$105,965
Inventories	14,166	14,409
Compensation and benefits	48,656	49,922
Environmental	10,003	4,967
Accrued expenses	17,693	8,836
Other	18,748	16,541

Gross deferred tax asset	217,701	200,640
Valuation allowance	(51,683)	(56,275)

Total deferred tax asset	166,018	144,365

Deferred tax liability:
Plant and equipment	(36,971)	(37,628)
Pension assets	(10,086)	(10,059)
Other	(12,208)	(11,644)

Total deferred tax liability	(59,265)	(59,331)

Net deferred tax asset	$106,753	$85,034

As of July 31, 2004, the Company had available tax operating loss, tax capital loss and tax credit carry forwards subject to expiration as follows:

	Losses

Year of Expiration	Operating	Capital	Tax Credits

2005	$35,405	$—	$7,396
2006-08	9,758	66,656	7,567
2018-24	69,558	—	5,508

Subtotal	114,721	66,656	20,471
Indefinite	43,483	—	15,661

Total	$158,204	$66,656	$36,132

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

The valuation allowance has been reduced by $4,592 as of July 31, 2004. Management has determined that $3,127 of deferred tax assets related to an Italian affiliate’s net operating loss carry-forward will be utilized. Due to the reversal of the valuation allowance, this amount has been reflected as a benefit to the current year tax provision. The remainder of the change, amounting to $1,465, relates to the expiration of credit carry-forwards, purchase accounting adjustments and adjustments to other comprehensive income, all of which have no impact on the current year tax provision.

In evaluating the reasonableness of the valuation allowance, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Ultimately, the realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income. Based on these considerations, and the indefinite carry-forward availability of certain deferred tax credits (principally related to alternative minimum tax), management believes it is more likely than not that the Company will realize the benefit of the deferred tax asset, net of the July 31, 2004 valuation allowance.

If subsequently recognized, the tax benefit attributable to $43,868 and $964 of the valuation allowance for deferred taxes would be allocated to goodwill and accumulated other comprehensive income, respectively. This valuation allowance relates primarily to pre-acquisition tax operating loss and tax capital loss carry forwards.

United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries (which totaled $992,459 at July 31, 2004) since substantially all such earnings are expected to be permanently invested in foreign operations. Dividend distributions in excess of current earnings or the sale or other disposition of an investment in a foreign subsidiary would cause temporary differences related to undistributed earnings to become taxable. Determination of a hypothetical deferred tax liability, based upon the undistributed earnings of foreign subsidiaries, is not practicable due to the indeterminate nature of underlying assumptions.

ACCRUED AND OTHER NON-CURRENT LIABILITIES

Accrued liabilities consist of the following:

	2004	2003

Payroll and related taxes	$91,081	$88,472
Benefits	16,653	15,771
Environmental remediation (a)	7,276	5,820
Other	72,771	72,998

	$187,781	$183,061

Other non-current liabilities consist of the following:

	2004	2003

Retirement benefits	$120,250	$117,646
Environmental remediation (a)	22,416	8,369
SFAS 133 fair value of interest rate swaps (b)	15,862	24,573
Other	3,951	5,859

	$162,479	$156,447

(a)	For further discussion regarding environmental remediation liabilities refer to the contingencies and commitments note.

(b)	For further discussion regarding interest rate swaps refer to the Financial Instruments and Risks and Uncertainties note.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

PENSION AND PROFIT SHARING PLANS AND ARRANGEMENTS

Pension Plans

The Company provides substantially all domestic and foreign employees with retirement benefits. Funding policy for domestic plans, which is primarily comprised of a cash balance pension plan, is in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”); for foreign plans, funding is determined by local tax laws and regulations. Pension costs charged to operations totaled $24,962, $17,723 and $12,000 in fiscal years 2004, 2003 and 2002, respectively.

The Company uses a July 31 measurement date for its defined benefit pension plans. The following table reflects the change in benefit obligations, change in plan assets and funded status for these plans:

	U.S. Plans		Foreign Plans

	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation – beginning of year	$141,291	$121,734	$205,958	$175,190
Curtailments and settlements	—	—	(1,110)	(443)
Service cost	6,540	5,185	7,423	7,382
Interest cost	8,416	8,459	11,408	9,685
Plan participant contributions	—	—	2,425	1,826
Plan amendments	937	481	3,572	—
Actuarial loss (gain)	6,195	13,515	(5,450)	13,972
Total benefits paid	(10,234)	(8,083)	(8,202)	(11,026)
Effect of exchange rates	—	—	23,428	9,372

Benefit obligation – end of year	153,145	141,291	239,452	205,958

Change in plan assets (a):
Fair value of plan assets – beginning of year	66,576	60,853	118,204	108,546
Curtailments and settlements	—	—	—	(493)
Actual return on plan assets	7,756	5,911	5,639	3,709
Company contributions	10,431	7,895	6,439	12,607
Plan participant contributions	—	—	2,425	1,826
Benefits paid from plan assets	(10,234)	(8,083)	(8,202)	(10,944)
Effect of exchange rates	—	—	14,797	2,953

Fair value of plan assets – end of year	74,529	66,576	139,302	118,204

Funded status (a):	(78,616)	(74,715)	(100,150)	(87,754)
Unrecognized actuarial loss	27,168	24,468	79,293	74,289
Unrecognized prior service cost	7,309	7,122	4,413	1,275
Unrecognized transition (asset) obligation	(127)	(208)	142	163

Net amount recognized	$(44,266)	$(43,333)	$(16,302)	$(12,027)

Amount recognized in the balance sheet consists of:
Prepaid benefit	$—	$—	$—	$4,087
Accrued benefit liability	(66,600)	(60,432)	(59,693)	(54,693)
Intangible asset	6,815	6,596	3,783	901
Accumulated other comprehensive income	15,519	10,503	39,608	37,678

Net amount recognized	$(44,266)	$(43,333)	$(16,302)	$(12,027)

Accumulated benefit obligation	$138,680	$124,175	$195,175	$165,492

Plans with accumulated benefit obligations in excess of plan assets consist of the following:

Accumulated benefit obligation	$138,680	$124,175	$195,175	$150,310
Projected benefit obligation	153,145	141,291	239,452	185,890
Plan assets at fair value	74,529	66,576	139,302	100,752

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

(a)	The Company has certain unfunded supplemental defined benefit plans, which provide benefits to eligible executives in the U.S. and employees abroad. As such, the above tables do not include the Company’s assets relating to these plans of $36,341 and $31,056 for the U.S. plans and $23,746 and $20,226 for the foreign plans as of July 31, 2004 and August 2, 2003, respectively. Liabilities, included in the tables above, related to these plans were $44,177 and $38,639 for the U.S. plans and $41,211 and $36,122 for the foreign plans as of July 31, 2004 and August 2, 2003, respectively.

Net periodic benefit cost for the Company’s defined benefit pension plans includes the following components:

	U.S. Plans			Foreign Plans

	2004	2003	2002	2004	2003	2002

Service cost	$6,540	$5,185	$5,214	$7,423	$7,382	$6,643
Interest cost	8,416	8,459	8,312	11,408	9,685	7,479
Expected return on plan assets	(5,455)	(6,232)	(7,346)	(9,207)	(8,990)	(8,789)
Amortization of prior service cost	749	674	735	499	208	169
Amortization of net transition asset	(81)	(226)	(436)	32	(150)	(438)
Recognized actuarial loss	1,195	571	160	4,107	1,121	297
(Gain) loss due to curtailments and settlements	—	—	—	(664)	36	—

Net periodic benefit cost	$11,364	$8,431	$6,639	$13,598	$9,292	$5,361

The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost:

	U.S. Plans			Foreign Plans

	2004	2003	2002	2004	2003	2002

Assumptions used to determine benefit obligations
Discount rate	6.25%	6.25%	7.25%	5.32%	5.10%	5.62%
Rate of compensation increase	3.50%	4.00%	4.00%	3.64%	3.65%	3.58%

Assumptions used to determine net periodic benefit cost
Discount rate	6.25%	7.25%	7.50%	5.10%	5.62%	5.82%
Expected long-term rate of return on plan assets	8.00%	9.00%	10.00%	6.31%	6.30%	6.62%
Rate of compensation increase	4.00%	4.00%	4.75%	3.65%	3.58%	3.18%

The Company determines its actuarial assumptions on an annual basis. To develop the expected long-term rate of return on plan assets assumption, the Company considers the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based upon the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio.

The following table provides the Company’s weighted average target plan asset allocation and actual asset allocation by asset category:

	2004		2003

	Target Allocation	Actual Allocation	Actual Allocation

Equity securities	60-70%	69%	70%
Debt securities	21-30%	22%	22%
Other	5-10%	9%	8%

The Company’s investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while preserving plan assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term return and risk. Plan assets are diversified across several investment managers and are generally invested in liquid funds that track broad market equity and bond indices. Plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Management’s best estimate of the Company’s cash requirements for the defined benefit plans for the year ending July 31, 2005 is $26,432. This is comprised of expected benefit payments of $6,350, which will be paid directly to participants of unfunded plans from Company assets, as well as expected Company contributions to funded plans of $20,082. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ greatly from current estimates.

The following table provides the pension benefits expected to be paid to participants, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from plan assets:

Expected pension benefit payments
2005	$21,553
2006	18,146
2007	18,781
2008	19,971
2009	20,286
2010-2014	118,814

Defined Contribution Plans

The Company’s 401(k) and profit sharing plan covers substantially all domestic employees of the Company and its participating subsidiaries, other than those employees covered by a union retirement plan. The Plan provides that participants may voluntarily contribute a percentage of their compensation and the Company will make a matching contribution equal to 100% of the first 3% of each participant’s contributions. Company contributions in excess of the matching contribution are contingent upon realization of profits of the Company and its participating subsidiaries, unless the Board of Directors decides otherwise. The expense associated with the plan for fiscal years 2004, 2003, and 2002 was $5,781, $5,775 and $4,158, respectively.

The Company and its subsidiaries also participate in defined contribution pension plans primarily for the benefit of certain foreign employees. The expense associated with these plans was $2,165, $1,686 and $1,012 for fiscal years 2004, 2003 and 2002, respectively.

CONTINGENCIES AND COMMITMENTS

Certain facilities of the Company are involved in environmental proceedings. The most significant matter pertains to the Company’s subsidiary, Gelman Sciences Inc. (“Gelman”), which constitutes most of the $29,692 and $14,189 of accruals in the Company’s Consolidated Balance Sheets at July 31, 2004, and August 2, 2003 respectively, and the $20,837 and $7,000 charges recorded in fiscal years 2004 and 2002, respectively, related to environmental matters. The increases recorded to the environmental liabilities represent management’s best estimate of the cost to be incurred to perform remediation. The estimates are based upon the feasibility of the use of certain remediation technologies and processes as well as the facts known to management at the time the estimates are made. (Refer to the Accounting Policies and Related Matters – Presentation and Use of Estimates note).

Nearly ten years prior to the Company’s acquisition of Gelman in February 1997, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) seeking to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility, which allegedly was caused by Gelman’s disposal of waste water from its manufacturing process under legal and accepted discharge practices in the 1970s. Pursuant to a consent judgment entered into by Gelman and the State in 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900 in stipulated penalties for alleged violations of the Consent Judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court continued to hold “under advisement” the matter of penalties. No provision has been made in the accompanying consolidated financial statements for such penalties as management believes the possibility of these penalties being assessed as unlikely. The Court issued a Remediation Enforcement Order (“REO”) requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. Gelman’s plan has been submitted to, and approved by, both the Court and the State. In February 2004, the Court instructed Gelman to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan. Gelman has submitted its Feasibility Study as instructed. The State also submitted its plan for remediating this area of contamination. The State’s plan requires extensive and costly actions not contemplated by Gelman’s plan and in the opinion of management is not an efficient and expeditious manner to conduct the remediation. Management believes its plan is the best course of action and the liabilities in the July 31, 2004 consolidated balance sheet are based upon the estimated costs to complete Gelman’s plan. The Company estimates the State’s plan, as management currently understands it, could increase the cost of the remediation by as much as $28 million over Gelman’s plan. On September 8, 2004, the Court advised the parties that it would issue an order modifying its previous REO by November 8, 2004 to address the recently discovered contamination.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

On May 12, 2004, the City of Ann Arbor filed a lawsuit against Gelman Sciences Inc. d/b/a Pall Life Sciences in Washtenaw County Circuit Court. The City’s suit seeks damages, including the cost of replacing a municipal water supply well allegedly affected by the groundwater contamination, as well as injunctive relief in the form of an order requiring Pall Life Sciences to remediate the soil and groundwater beneath the City. The contaminant levels allegedly detected in the municipal well at issue, however, are well below applicable cleanup standards and the Company will vigorously defend against the claim.

On June 25, 2004, the Company was sued in the United States District Court for the Eastern District of Michigan by a private plaintiff in connection with the groundwater contamination. The complaint seeks both money damages and injunctive relief requiring remediation of the contamination. The single named plaintiff also seeks to represent a larger class of property owners and residents within the area who plaintiff claims are affected by the groundwater contamination. The Company does not believe that there is substantive merit to the named plaintiff’s claims or a basis for class certification. The Company will vigorously defend the lawsuit.

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

The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of July 31, 2004 and August 2, 2003 is immaterial to the financial position of the Company and the change in the accrual for fiscal year 2004 is immaterial to the Company’s consolidated results of operations, cash flows and financial position.

As of July 31, 2004, the Company had performance bonds outstanding relating primarily to its long-term contracts with governmental agencies of approximately $61,109.

The Company and its subsidiaries lease office and warehouse space, automobiles, computers and office equipment. Rent expense for all operating leases amounted to approximately $22,870 in 2004, $21,944 in 2003 and $17,294 in 2002. Future minimum rental commitments at July 31, 2004, for all non-cancelable operating leases with initial terms exceeding one year are $26,696 in 2005; $20,519 in 2006; $13,859 in 2007; $8,115 in 2008; $4,787 in 2009 and $3,684 thereafter.

The Company has employment agreements with its executive officers, the terms of which expire at various times through August 2005. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specified management goals are attained as discussed in the Incentive Compensation Plan note. The aggregate commitment for future salaries at July 31, 2004, excluding bonuses, was approximately $16,429.

Back to Contents

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

Stock Repurchase Programs

In fiscal year 2002, the Company purchased 504 shares at an aggregate cost of $9,999 with an average share price of $19.85 under the Board’s January 2000 authorization, which expired in January 2003. On October 17, 2003, the Company’s Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. In fiscal year 2004, the Company purchased 3,099 shares at an aggregate cost of $75,000 with an average price per share of $24.20. Therefore, $125,000 remains to be expended under the current stock repurchase program.

Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes. At July 31, 2004, the Company held 3,937 treasury shares.

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

The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over four years for matches made thereafter. Such restricted units aggregated 597 and 527 as of July 31, 2004, and August 2, 2003, respectively. In fiscal 2004 and 2003, approximately 78 and 128 vested restricted units, respectively were distributed. During fiscal 2004, 2003 and 2002 participants’ deferred compensation and cash payments amounted to $2,836, $1,142 and $1,757 and the Company recognized $563, $554 and $1,493, respectively, of expense related to matching restricted units.

The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. During fiscal 2004, 2003 and 2002, the Company issued 304, 305 and 193 shares at an average price of $18.99, $14.86 and $17.45, respectively.

Back to Contents

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

Changes in the options outstanding during fiscal years 2002, 2003 and 2004 are summarized in the following table:

	Number of Options	Price Range	Weighted Average Price	Options Exercisable

Balance – July 28, 2001 Fiscal 2002:	8,095	$ 2.60-26.75	$20.38	2,314

Options granted	334	16.78-24.27	20.50
Options exercised	(679)	2.60-23.50	19.45
Options terminated	(363)	16.10-26.75	20.90

Balance – August 3, 2002 Fiscal 2003:	7,387	4.47-24.56	20.50	3,796
Options granted	3,930	16.13-23.89	17.33
Options exercised	(1,265)	4.47-23.94	18.28
Options terminated	(1,521)	16.13-22.09	20.30

Balance – August 2, 2003 Fiscal 2004:	8,531	11.50-24.56	19.36	2,824
Options granted	166	22.57-26.84	24.79
Options exercised	(2,062)	11.50-23.94	18.97
Options terminated	(268)	17.38-23.94	19.73

Balance – July 31, 2004	6,367	16.10-26.84	19.61	2,571

As of July 31, 2004, 8,013 shares of common stock of the Company were reserved for the exercise of stock options and 1,646 options were available for grant. To the extent treasury shares are used to satisfy option exercises, these reserved shares will not be issued.

The following table summarizes the status of stock options outstanding and exercisable as of July 31, 2004, by range of exercise price:

		Options Outstanding		Options Exercisable

Exercise Price Range	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable	Weighted Average Exercise Price

$16.10-16.13	1,245	$16.13	8.2	312	$16.13
$16.14-17.84	2,048	$17.83	8.3	309	$17.82
$17.85-22.08	252	$20.55	6.2	127	$20.76
$22.09-26.84	2,822	$22.37	6.7	1,823	$22.19

	6,367	$19.61	7.5	2,571	$20.86

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

INCENTIVE COMPENSATION PLAN

The plan provides additional compensation to officers and key employees of the Company and its subsidiaries based upon the achievement of specified management goals. The Compensation Committee of the Board of Directors establishes the goals on which the Company’s executive officers are compensated, and management establishes the goals for other covered employees. The aggregate amounts charged to expense in connection with the plan were $16,377, $19,960 and $7,400 for fiscal years 2004, 2003 and 2002, respectively.

OTHER COMPREHENSIVE INCOME

The Company has elected to report comprehensive income in the Consolidated Statement of Stockholders’ Equity. The changes in the components of other comprehensive income are as follows:

	Pretax Amount	Tax Effect	Net Amount

Fiscal 2002:
Unrealized translation adjustment	$31,658	$860	$32,518
Minimum pension liability adjustment	(1,993)	713	(1,280)
Unrealized investment losses	(3,039)	1,099	(1,940)
Unrealized losses on derivatives	(415)	145	(270)

Other comprehensive income	$26,211	$2,817	$29,028

Fiscal 2003:
Unrealized translation adjustment	$43,584	$2,751	$46,335
Minimum pension liability adjustment	(43,354)	13,379	(29,975)
Unrealized investment gains	4,555	116	4,671
Unrealized losses on derivatives	965	(338)	627

Other comprehensive income	$5,750	$15,908	$21,658

Fiscal 2004:
Unrealized translation adjustment	$46,431	$2,248	$48,679
Minimum pension liability adjustment	(6,946)	2,441	(4,505)
Unrealized investment losses	(7,738)	28	(7,710)
Unrealized gains on derivatives	525	(184)	341

Other comprehensive income	$32,272	$4,533	$36,805

The unrealized (losses) gains on available-for-sale securities, net of related taxes, consisted of the following:

	2004	2003	2002

Net unrealized (losses) gains arising during the period, net of tax benefit of $28, $116 and $1,100 in 2004, 2003 and 2002, respectively	$(7,871)	$4,516	$(16,435)

Realized loss included in net earnings for the period	161	—	—
Adjustment for unrealized loss included in net earnings due to impairment	—	155	14,495

Other comprehensive income (loss)	$(7,710)	$4,671	$(1,940)

Back to Contents

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

The Company is in the process of creating an integrated business approach that will be organized around three operating segments: Life Sciences, comprising Medical and BioPharmaceuticals; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial segment; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water divisions and Microelectronics. Each of these vertically integrated segments will now have global responsibility for its own manufacturing, R&D, sales and marketing to enable the Company to better meet its customer’s current and future needs and in order to achieve greater efficiencies and profit growth with this leaner, customer-centric structure.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

MARKET SEGMENT INFORMATION

	2004	2003	2002

SALES TO UNAFFILIATED CUSTOMERS:
Medical	$347,598	$317,051	$311,037
BioPharmaceuticals	373,593	351,874	293,809

Life Sciences	721,191	668,925	604,846

General Industrial	666,771	595,210	407,382
Aerospace	178,178	185,431	158,753
Microelectronics	204,607	164,069	119,839

Industrial	1,049,556	944,710	685,974

Total	$1,770,747	$1,613,635	$1,290,820

OPERATING PROFIT:
Medical	$64,133	$57,745	$43,255
BioPharmaceuticals	84,689	82,207	76,511

Life Sciences	148,822	139,952	119,766

General Industrial	78,226	67,493	45,320
Aerospace	43,634	52,593	37,489
Microelectronics	38,476	28,103	7,477

Industrial	160,336	148,189	90,286

Subtotal	309,158	288,141	210,052
Restructuring and other charges, net	(12,477)	(47,524)	(32,836)
General corporate expenses	(78,348)	(72,943)	(62,910)
Interest expense, net	(20,501)	(24,438)	(14,331)

Earnings before income taxes	$197,832	$143,236	$99,975

DEPRECIATION AND AMORTIZATION:
Medical	$17,192	$15,894	$16,519
BioPharmaceuticals	16,219	14,925	14,404

Life Sciences	33,411	30,819	30,923

General Industrial	26,943	26,415	22,283
Aerospace	4,985	4,304	4,642
Microelectronics	7,551	7,222	4,743

Industrial	39,479	37,941	31,668

Subtotal	72,890	68,760	62,591
Corporate	16,045	15,179	11,412

Total	$88,935	$83,939	$74,003

CAPITAL EXPENDITURES:
Life Sciences	$28,368	$32,761	$40,497
Industrial	30,054	26,739	26,753

Subtotal	58,422	59,500	67,250
Corporate	2,840	2,670	2,671

Total	$61,262	$62,170	$69,921

IDENTIFIABLE ASSETS:
Medical	$132,684	$140,924
BioPharmaceuticals	151,929	143,762
Shared Life Sciences Assets	270,552	265,961

Life Sciences	555,165	550,647

General Industrial	331,692	278,640
Aerospace	72,770	69,562
Microelectronics	82,670	65,021
Shared Industrial Assets	298,882	299,755

Industrial	786,014	712,978

Subtotal	1,341,179	1,263,625
Corporate	799,204	753,101

Total	$2,140,383	$2,016,726

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

GEOGRAPHIES

	2004	2003	2002

SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$667,535	$630,307	$584,327
Europe	735,969	671,660	472,569
Asia	367,243	311,668	233,924

Total	$1,770,747	$1,613,635	$1,290,820

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$185,538	$164,512	$123,336
Europe	104,034	87,057	61,720
Asia	4,736	3,828	2,266

Total	$294,308	$255,397	$187,322

TOTAL SALES:
Western Hemisphere	$853,073	$794,819	$707,663
Europe	840,003	758,717	534,289
Asia	371,979	315,496	236,190
Eliminations	(294,308)	(255,397)	(187,322)

Total	$1,770,747	$1,613,635	$1,290,820

OPERATING PROFIT:
Western Hemisphere	$127,235	$116,035	$87,376
Europe	121,078	120,992	82,258
Asia	62,531	52,269	37,437
Eliminations	(1,686)	(1,155)	2,981

Subtotal	309,158	288,141	210,052
Restructuring and other charges, net	(12,477)	(47,524)	(32,836)
General corporate expenses	(78,348)	(72,943)	(62,910)
Interest expense, net	(20,501)	(24,438)	(14,331)

Earnings before income taxes	$197,832	$143,236	$99,975

IDENTIFIABLE ASSETS:
Western Hemisphere	$592,832	$576,116
Europe	554,689	516,827
Asia	211,340	186,099
Eliminations	(17,682)	(15,417)

Subtotal	1,341,179	1,263,625
Corporate	799,204	753,101

Total	$2,140,383	$2,016,726

Sales by the Company’s U.S. operations to unaffiliated customers totaled approximately $632,000, $600,000 and $566,000 in fiscal years 2004, 2003 and 2002, respectively. Included therein are export sales of approximately $56,000, $72,000 and $72,000 in fiscal years 2004, 2003 and 2002, respectively. Sales by the Company’s subsidiaries in Germany amounted to approximately $201,000, $183,000 and $124,000 in fiscal years 2004, 2003 and 2002, respectively. Sales by the Company’s subsidiary in Japan amounted to approximately $179,000, $169,000 and $134,000 in fiscal years 2004, 2003 and 2002, respectively. The Company considers its foreign operations to be of major importance to its future growth prospects. The risks related to the Company’s foreign operations include the local political and regulatory developments as well as the regional economic climate.

Intercompany sales between geographic areas are generally priced on the basis of a markup of manufacturing costs to achieve an appropriate sharing of the profit between the parties.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Additions to Reserve (a)	Write-offs	Translation Adjustments	Balance at End of Year

Allowance for doubtful accounts:
Year Ended:
July 31, 2004	$11,700	$3,217	$(3,277)	$422	$12,062
August 2, 2003	$12,906	$3,103	$(4,975)	$666	$11,700
August 3, 2002	$7,197	$7,936	$(2,630)	$403	$12,906

Reserve for inventory obsolescence:
Year Ended:
July 31, 2004	$27,492	$6,706	$(9,044)	$855	$26,009
August 2, 2003	$37,177	$8,808	$(19,883)	$1,390	$27,492
August 3, 2002	$16,305	$20,458	$(364)	$778	$37,177

(a)	Includes amounts charged to costs and expenses as well as reserves recorded upon the acquisition of FSG in 2002 of $4,269 and $9,927 for the allowance for doubtful accounts and reserve for inventory obsolescence, respectively.