Form 10-Q
period 2004-10-31
PALL CORP
filed 2004-12-10
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2004 or

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

On December 6, 2004, there were 123,999,373 outstanding shares of the registrant’s common stock, $.10 par value per share.

Back to Contents

Table of Contents

Back to Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Oct. 31, 2004	July 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$208,388	$207,277
Accounts receivable, net	440,382	468,905
Inventories	338,136	302,861
Other current assets	91,337	90,772

Total current assets	1,078,243	1,069,815
Property, plant and equipment, net	604,670	600,383
Goodwill, net	241,428	239,660
Intangible assets, net	43,768	44,129
Other non-current assets	192,646	186,396

Total assets	$2,160,755	$2,140,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$331,666	$338,392
Income taxes	20,771	42,642
Current portion of long-term debt	31,656	30,514
Notes payable to banks	32,927	28,968

Total current liabilities	417,020	440,516
Long-term debt, net of current portion	509,673	488,686
Deferred taxes and other non-current liabilities	153,851	156,742

Total liabilities	1,080,544	1,085,944

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	116,427	115,489
Retained earnings	993,196	984,117
Treasury stock, at cost	(111,388)	(92,047)
Stock option loans	(1,976)	(2,308)
Accumulated other comprehensive income (loss):
Foreign currency translation	109,116	77,585
Minimum pension liability	(37,559)	(37,559)
Unrealized investment losses	(79)	(3,275)
Unrealized losses on derivatives	(322)	(359)

	71,156	36,392

Total stockholders’ equity	1,080,211	1,054,439

Total liabilities and stockholders’ equity	$2,160,755	$2,140,383

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	Oct. 31, 2004	Oct. 31, 2003

Net sales	$414,732	$374,286
Cost of sales	214,860	194,221

Gross profit	199,872	180,065
Selling, general and administrative expenses	145,680	131,907
Research and development	13,713	13,708
Restructuring and other charges, net	5,523	(3,703)
Interest expense, net	5,707	5,152

Earnings before income taxes	29,249	33,001
Income taxes	7,550	8,333

Net earnings	$21,699	$24,668

Earnings per share:
Basic	$0.17	$0.20
Diluted	$0.17	$0.19

Dividends declared per share	$0.09	$0.09
Average shares outstanding:
Basic	124,172	125,436
Diluted	125,009	126,507

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	Oct. 31, 2004	Oct. 31, 2003

Operating activities:
Net earnings	$21,699	$24,668
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	5,523	(3,703)
Depreciation and amortization of long lived assets	22,138	21,557
Other	1,205	(3,906)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	(27,883)	(5,683)

Net cash provided by operating activities	22,682	32,933

Investing activities:
Acquisitions of businesses, net of cash acquired	(1,170)	(679)
Dispositions of businesses	1,734	—
Advances to and investments in strategic alliances	340	(745)
Proceeds from sale of strategic investments	915	—
Capital expenditures	(17,546)	(10,521)
Disposals of fixed assets	1,376	524
Proceeds from sale of retirement benefit assets	10,649	8,785
Purchases of retirement benefit assets	(10,613)	(8,665)
Other	(1,087)	(766)

Net cash used by investing activities	(15,402)	(12,067)

Financing activities:
Notes payable	2,669	(3,941)
Long-term borrowings	117,300	13,237
Repayments of long-term debt	(104,313)	(22,394)
Net proceeds from stock plans	10,429	10,073
Purchase of treasury stock	(29,998)	—
Dividends paid	(11,162)	(11,210)

Net cash used by financing activities	(15,075)	(14,235)

Cash flow for period	(7,795)	6,631
Cash and cash equivalents at beginning of year	207,277	149,753
Effect of exchange rate changes on cash	8,906	4,697

Cash and cash equivalents at end of period	$208,388	$161,081

Supplemental disclosures:
Interest paid	$11,952	$5,079
Income taxes paid (net of refunds)	27,757	15,779

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial information included herein is unaudited. However, such information reflects all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (“2004 Form 10-K”).

Certain prior year amounts have been reclassified to conform to the current year presentation.

STOCK PLANS

On September 17, 2004, the Board of Directors approved the 2005 Stock Compensation Plan (the “2005 Plan”) providing for the issuance of up to 5,000 shares and amended the 2001 Stock Option Plan for Non-Employee Directors to reduce the total number of shares remaining available for grants made under that plan to 150. The 2005 Plan permits the Company to grant to its employees forms of equity compensation other than stock options (that is, restricted shares, restricted units, performance shares and performance units). The Company’s shareholders approved the 2005 Plan at the annual shareholders’ meeting on November 17, 2004. All other Company stock option plans have been terminated effective November 17, 2004, but options outstanding thereunder will remain in effect in accordance with their terms.

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock plans.

The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for its stock based compensation plans using the Black-Scholes option pricing model to determine the fair value of stock based compensation under Statement of Financial Accounting Standard (“SFAS”) No. 123, as amended by SFAS No. 148:

	Three Months Ended

	Oct. 31, 2004	Oct. 31 2003

Net earnings, as reported	$21,699	$24,668
Pro forma stock compensation expense, net of tax benefit	2,848	2,848

Pro forma net earnings	$18,851	$21,820

Earnings per share:
Basic—as reported	$.17	$.20
Basic—pro forma	$.15	$.17
Diluted—as reported	$.17	$.19
Diluted—pro forma	$.15	$.17

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material requiring that such items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will become effective for fiscal years beginning after June 15, 2005. The Company is in the process of assessing the effect of SFAS No. 151.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. On November 15, 2004, the FASB issued a proposed FASB staff position, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“SFAS 109-b”). SFAS 109-b would allow companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS 109 exception regarding non-recognition of deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through October 31, 2004, the Company has not provided deferred taxes on the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations. Whether the Company will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional or Treasury Department guidance, before a determination can be made. The range of reasonably possible amounts that are being considered for repatriation due to the aforementioned provision is between zero and $500,000. The related potential range of income tax is between zero and $26,250.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	Oct. 31, 2004	July 31, 2004

Accounts receivable, net:
Accounts receivable	$453,256	$480,967
Less: Allowances for doubtful accounts	12,874	12,062

	$440,382	$468,905

Inventories:
Raw materials and components	$97,458	$88,341
Work-in-process	49,247	45,747
Finished goods	191,431	168,773

	$338,136	$302,861

Property, plant and equipment, net:
Property, plant and equipment	$1,244,999	$1,216,447
Less: Accumulated depreciation and amortization	640,329	616,064

	$604,670	$600,383

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The following table presents goodwill, net of accumulated amortization, allocated by reportable segment in accordance with
SFAS No. 142:

	Oct. 31, 2004	July 31, 2004

Medical	$28,929	$28,433
BioPharmaceuticals	28,632	28,602

Life Sciences	57,561	57,035

General Industrial	155,755	154,753
Aerospace	6,436	6,127
Microelectronics	21,676	21,745

Industrial	183,867	182,625

	$241,428	$239,660

The change in the carrying amount of goodwill is primarily attributable to the changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date. In addition, goodwill has been restated for the Life Sciences segment for July 31, 2004 consistent with the Company’s implementation of an integrated business approach in the first quarter of fiscal 2005. Refer to the Segment Information and Geographies note for a more detailed description.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

Intangible assets, net, consist of the following:

	Oct. 31, 2004		July 31, 2004

	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Patents and unpatented technology	$77,592	$37,445	$76,724	$36,108
Trademarks	3,653	1,510	3,619	1,432
Other	5,354	3,876	5,090	3,764

	$86,599	$42,831	$85,433	$41,304

Amortization expense for these intangible assets for the three months ended October 31, 2004 and October 31, 2003 was $1,473 and $2,003, respectively. Amortization expense is estimated to be approximately $4,449 for the remainder of fiscal 2005 and $5,900 in 2006, $5,800 in 2007, $4,900 in 2008, $4,500 in 2009 and $4,500 in 2010.

NOTE 5 – OTHER NON-CURRENT ASSETS

At October 31, 2004, the Company owned 6,175 shares of the common stock of V.I. Technologies, Inc. (“VITEX”). At July 31, 2004, the Company’s cost basis in this investment was $1.27 per share. The market price of VITEX shares was trading between $0.81 and $1.12 per share during the time period from July 31, 2004 to October 31, 2004. The stock closed at $.80 per share on October 31, 2004. During November 2004, the stock price fluctuated between $0.58 and $0.83. Company management believes that this volatility is related to the following events: (1) VITEX’s amended merger agreement with Panacos Pharmaceuticals, which was announced on November 8, 2004, (2) the notification to VITEX on November 10, 2004, from the NASDAQ Stock Market, informing them that VITEX did not comply with the $10 million minimum stockholders’ equity requirement for continued listing, and (3) VITEX’s announcement on November 23, 2004, of the temporary suspension of enrollment in its Phase III surgical study for their INACTINE ™ pathogen reduction system, following identification of an immune response in one patient in the study. Based on these recent events, and the fact that VITEX’s share price has not approached the Company’s cost basis of $1.27 per share during the past six months, Management has concluded that its investment in VITEX is other-than-temporarily impaired. As such, the Company’s investment in VITEX has been recorded at the October 31, 2004 fair market value of $0.80 per share, or $4,940 in the accompanying condensed consolidated balance sheet and the Company recorded an impairment charge of $2,875 in the quarter. Refer to the Restructuring and Other Charges, Net note. As of July 31, 2004, an unrealized loss of $2,813 related to this investment was recorded in the other comprehensive income/(loss) component of stockholders equity.

NOTE 6 – PRODUCT WARRANTY

The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of October 31, 2004 and July 31, 2004 is immaterial to the consolidated financial position of the Company and the change in the accrual for the current quarter of fiscal 2005 is immaterial to the Company's consolidated results of operations, cash flows or financial position.

NOTE 7 – TREASURY STOCK

On October 17, 2003, the Company’s Board of Directors (“the Board”) authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. On October 14, 2004, the Board authorized the additional expenditure of up to another $200,000 for the repurchase of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the first quarter of fiscal 2005, the Company purchased 1,228 shares in open-market transactions at an aggregate cost of $29,998 with an average price per share of $24.43. Therefore, $295,002 remains to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

During the three months ended October 31, 2004, 453 shares were issued under the Company’s stock plans. At October 31, 2004, the Company held 4,712 treasury shares.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 8 – LONG-TERM DEBT

On August 24, 2004, the Company entered into a $300,000 unsecured senior revolving credit facility with a syndicate of banks, which expires on August 24, 2009. Simultaneously, the Company borrowed $125,000 under this facility principally to repay (1) $71,200 ($54,000 outstanding as of July 31, 2004) of borrowings under its existing $200,000 unsecured senior revolving credit facility entered into on August 29, 2000, (2) the $50,000 balance due on its $100,000 bank loan entered into on October 18, 2002, which otherwise was to mature on October 18, 2007 and (3) various fees associated with the new facility. Both the $200,000 revolving credit facility and the $100,000 term loan were terminated upon the execution of the new revolving credit facility.

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

NOTE 9 – CONTINGENCIES AND COMMITMENTS

In connection with the previously reported lawsuit brought against a Company subsidiary, Gelman Sciences Inc. (“Gelman”) relating to groundwater contamination, in February 2004, the Court instructed Gelman to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan. Gelman has submitted its Feasibility Study as instructed. The State also submitted its plan for remediating this area of contamination. The State’s plan requires extensive and costly actions not contemplated by Gelman’s plan and in the opinion of Company management is not an efficient and expeditious manner to conduct the remediation. Management believes Gelman’s plan is the best course of action and the liabilities in the October 31, 2004 condensed consolidated balance sheet are based upon the estimated costs to complete Gelman’s plan. Management estimates the State’s plan, as management currently understands it, could increase the cost of the remediation by as much as $28,000 over Gelman’s plan. On September 8, 2004, the Court advised the parties that it would issue an order modifying its previous Remediation Enforcement Order by November 8, 2004 to address the recently discovered contamination. Although the Court indicated that the modified order would be issued by November 8, 2004, the matter remains under the Court’s consideration as of December 10, 2004, the date of this report. The Company’s balance sheet at October 31, 2004 includes liabilities for environmental matters of $28,223, which relates mainly to the aforementioned remediation. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 10 – RESTRUCTURING AND OTHER CHARGES, NET

The following tables summarize the restructuring related items and other charges/(income) recorded for the three months ended October 31, 2004 and October 31, 2003:

Three Months Ended Oct. 31, 2004	Restructuring	Other Charges/ (Income)	Total

Impairment of investments (a)	$—	$2,875	$2,875
Severance (b)	2,665	—	2,665
Other exit costs (b)	485	—	485
Gain on sale of assets (b)	(387)	—	(387)
Other	—	(115)	(115)

	$2,763	$2,760	$5,523

Cash	$2,763	$95	$2,858
Non-cash	—	2,665	2,665

	$2,763	$2,760	$5,523

Three Months Ended Oct. 31, 2003

Severance (b)	$1,570	$—	$1,570
German pension liability (c)		(5,289)	(5,289)
Other	—	16	16

	$1,570	$(5,273)	$(3,703)

Cash	$1,570	$—	$1,570
Non-cash	—	(5,273)	(5,273)

	$1,570	$(5,273)	$(3,703)

(a)	In the first quarter of fiscal 2005, the Company recorded a charge of $2,875 primarily for the other-than-temporary diminution in value of its strategic investment in VITEX. For further discussion of the Company’s investment in VITEX refer to the Other Non-Current Assets note.

(b)	In the first quarter of fiscal 2005, the Company began to implement its plan for an integrated business approach within the Company that will be organized around three operating segments: Life Sciences, comprising Medical and BioPharmaceuticals; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial segment; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water divisions and Microelectronics. In addition, the Company continued its cost reduction initiatives. As a result, the Company recorded severance liabilities of $2,665 for the termination of certain employees worldwide as well as other exit costs of $485.

In addition, in the first quarter of fiscal 2005, the Company recorded a gain of $387 on the sale of a certain non-core machine and tool business in Germany.

In the first quarter of fiscal 2004, the Company implemented a plan to reorganize and streamline its operations in Japan. The plan, which affected both sales and support personnel, is expected to increase productivity and result in a more efficient sales focused operation. In connection with this plan, the Company recorded severance liabilities for the termination of employees.

(c)	Reflects an adjustment to pension liabilities in Germany due to an overaccrual of pension expense that occurred during the preceding five-year period, the effect of which was not significant in any period.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

The following table summarizes the activity for the first quarter of fiscal 2005 related to restructuring liabilities that were recorded in fiscal 2005, 2004, 2003 and 2002:

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2005
Balance at July 31, 2004	$—	$—	$—
Additions	2,665	485	3,150
Utilized	(641)	(85)	(726)

Balance at Oct. 31, 2004	$2,024	$400	$2,424

Fiscal 2004
Balance at July 31, 2004	$1,352	$—	$1,352
Utilized	(1,138)	—	(1,138)

Balance at Oct. 31, 2004	$214	$—	$214

Fiscal 2003
Balance at July 31, 2004	$1,062	$250	$1,312
Utilized	(191)	(11)	(202)

Balance at Oct. 31, 2004	$871	$239	$1,110

Fiscal 2002
Balance at July 31, 2004	$633	$4	$637
Utilized	(82)	(2)	(84)

Balance at Oct. 31, 2004	$551	$2	$553

NOTE 11 – COMPONENTS OF NET PERIODIC PENSION COST

The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended

	U.S. Plans		Foreign Plans

	Oct. 31, 2004	Oct. 31, 2003	Oct. 31, 2004	Oct. 31, 2003

Service cost	$1,658	$1,635	$1,834	$1,753
Interest cost	2,307	2,104	3,147	2,666
Expected return on plan assets	(1,299)	(1,364)	(2,284)	(2,140)
Amortization of prior service cost	221	187	126	120
Amortization of net transition asset	(11)	(20)	8	8
Recognized actuarial loss	375	299	1,288	956
Gain due to curtailments and settlements	—	—	—	(156)

Net periodic benefit cost	$3,251	$2,841	$4,119	$3,207

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 12 – EARNINGS PER SHARE

The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares, such as those issuable upon exercise of stock options that meet certain criteria, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options of 166 and 180 shares were not included in the computation of diluted shares for the three months ended October 31, 2004 and October 31, 2003, respectively, because their effect would have been antidilutive.

The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended

	Oct. 31, 2004	Oct. 31, 2003

Basic shares outstanding	124,172	125,436
Effect of dilutive securities:
Stock options	833	1,067
Other	4	4

Diluted shares outstanding	125,009	126,507

NOTE 13 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended

	Oct. 31, 2004	Oct. 31, 2003

Net earnings	$21,699	$24,668

Unrealized translation adjustment	30,333	23,683
Income taxes	1,198	2,566

Unrealized translation adjustment, net	31,531	26,249

Change in unrealized investment gains	3,384	698
Income taxes	(188)	(79)

Change in unrealized investment gains	3,196	619

Unrealized gains (losses) on derivatives	56	(2)
Income taxes	(19)	1

Unrealized gains (losses) on derivatives, net	37	(1)

Total comprehensive income	$56,463	$51,535

Unrealized investment losses on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended

	Oct. 31, 2004	Oct. 31, 2003

Unrealized gains arising during the period	$510	$698
Income taxes	(189)	(79)

Net unrealized gains arising during the period	321	619
Reclassification adjustment for unrealized loss included in net earnings	2,875	—

Change in unrealized accumulated investment gains, net	$3,196	$619

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 14 – SEGMENT INFORMATION AND GEOGRAPHIES

In the first quarter of fiscal 2005, the Company implemented the first phase of an integrated business approach within the Company that will be organized around three operating segments: Life Sciences, comprising Medical and BioPharmaceuticals; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial segment; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water divisions and Microelectronics. As a result, the Biosciences division results, which were previously part of the BioPharmaceuticals segment, were recorded within the Medical segment. Accordingly, Life Sciences segment information for prior periods has been restated for these changes.

MARKET SEGMENT INFORMATION	Three Months Ended

	Oct. 31, 2004	Oct. 31, 2003

SALES TO UNAFFILIATED CUSTOMERS:
Medical	$95,465	$92,281
BioPharmaceuticals	70,789	60,013

Total Life Sciences	166,254	152,294

General Industrial	158,221	138,623
Aerospace	38,837	43,543
Microelectronics	51,420	39,826

Total Industrial	248,478	221,992

Total	$414,732	$374,286

OPERATING PROFIT:
Medical	$13,795	$9,726
BioPharmaceuticals	16,941	15,227

Life Sciences	30,736	24,953

General Industrial	13,192	12,824
Aerospace	5,089	11,372
Microelectronics	8,514	4,747

Industrial	26,795	28,943

Subtotal	57,531	53,896
Restructuring and other charges	(5,523)	3,703
General corporate expenses	(17,052)	(19,446)
Interest expense, net	(5,707)	(5,152)

Earnings before income taxes	$29,249	$33,001

GEOGRAPHIES:
SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$152,278	$141,987
Europe	169,758	159,723
Asia	92,696	72,576

Total	$414,732	$374,286

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$49,601	$40,028
Europe	26,159	23,080
Asia	1,259	999

Total	$77,019	$64,107

TOTAL SALES:
Western Hemisphere	$201,879	$182,015
Europe	195,917	182,803
Asia	93,955	73,575
Eliminations	(77,019)	(64,107)

Total	$414,732	$374,286

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	Oct. 31, 2004	Oct. 31, 2003

OPERATING PROFIT:
Western Hemisphere	$27,063	$20,742
Europe	21,014	22,773
Asia	13,311	10,508
Eliminations	(3,857)	(127)

Subtotal	57,531	53,896
Restructuring and other charges	(5,523)	3,703
General corporate expenses	(17,052)	(19,446)
Interest expense, net	(5,707)	(5,152)

Earnings before income taxes	$29,249	$33,001

The following table presents fiscal year 2004 Life Sciences’ Medical and BioPharmaceuticals segments, restated for the changes described above:

MARKET SEGMENT INFORMATION:	Three Months Ended				Year Ended

	Oct. 31, 2003	Jan. 31, 2004	Apr. 30, 2004	July 31, 2004	July 31, 2004

SALES TO UNAFFILIATED CUSTOMERS:
Medical	$92,281	$106,587	$119,662	$125,485	$444,015
BioPharmaceuticals	60,013	68,023	72,118	77,022	277,176

Life Sciences	$152,294	$174,610	$191,780	$202,507	$721,191

OPERATING PROFIT:
Medical	$9,726	$13,588	$23,783	$32,625	$79,722
BioPharmaceuticals	15,227	17,149	17,614	19,110	69,100

Life Sciences	$24,953	$30,737	$41,397	$51,735	$148,822

NOTE 15 – SUBSEQUENT EVENT

On November 30, 2004, the Company completed its acquisition of the BioSepra Process Division (“BioSepra”) from Ciphergen Biosystems, Inc. for a cash purchase price of $32,000, net of cash and debt. BioSepra develops, manufactures and markets chromatography sorbents that simplify protein purification development and improve biopharmaceutical manufacturing productivity. The Division’s chromatography chemistries fit in well with the Company’s market position in drug discovery and protein purification.

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Risk Factors

You should read the following discussion together with Pall’s condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in Pall’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004. The discussions under the subheadings “Review of Market Segments and Geographies” below are in local currency unless indicated otherwise. Management considers local currency growth an important measure because by excluding the volatility of exchange rates, underlying volume growth is clearer. As used below, “½%” indicates that we have rounded the relevant data up or down to the nearest one-half percentage point. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.

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

Results of Operations

Review of Consolidated Results

Sales in the quarter increased 11% to $414,732 from $374,286 in the first quarter of last year. Exchange rates increased reported sales in the quarter by $17,468, or 5%, primarily due to the strengthening of the Euro and to a lesser extent the British Pound and Japanese Yen. In local currency (i.e., had exchange rates not changed year over year), sales increased 6%. Overall, a decrease in pricing reduced sales by about 1%, which was offset by an increase in volume of 7%. Sales growth was particularly strong in our Microelectronics segment, where sales increased 25%, as the semiconductor industry continued to recover. Our BioPharmaceuticals and General Industrial segments posted double-digit and high single-digit growth, respectively. Sales in our Medical segment were flat as growth in our core blood business was offset by a weakness in our BioSciences OEM business (please see the section titled “Review of Market Segments and Geographies” for a discussion of the integration of our Medical and BioSciences business). Growth in the quarter was partly offset by a decline in Aerospace sales attributable to a shortfall in military sales. By geography, Asia reported double-digit sales growth, while the Western Hemisphere achieved solid mid single-digit growth. The growth in Asia and the Western Hemisphere was partly offset by a decline in sales in Europe, primarily attributable to lower Aerospace sales and the sale of our machine and tool business in Germany. We expect overall sales in local currency to grow in the mid-single digit range for the full fiscal year 2005. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

Cost of sales in the quarter, as a percentage of sales, decreased to 51.8% from 51.9% last year. The improvement in cost of sales, as a percentage of sales reflects the impact of our cost reduction initiatives partly offset by a decline in pricing (primarily Medical) and a change in product mix. We are expecting a modest improvement in cost of sales, as a percentage of sales, for the full fiscal year 2005 as the impact of our cost reduction initiatives continues to increase (see below for a discussion of our cost reduction programs).

Selling, general and administrative expenses in the quarter, as a percentage of sales, decreased to 35.1% as compared to 35.2% last year. The improvement in selling, general and administrative expenses reflects the effects of our cost reduction programs, partly offset by the impact of foreign exchange. Foreign currency translation is estimated to have increased selling, general and administrative expenses by approximately $7,252 in the quarter.

We continue to move forward with our cost reduction initiatives. We expect to attain $2,500 in savings per quarter in fiscal 2005 related to our Indirect Expenditure cost reduction initiatives for items such as freight, office supplies, parcel delivery and travel. The program was implemented in the Western Hemisphere in fiscal 2004 and will expand to Europe and Asia this fiscal year. Other cost reduction initiatives focus on our cost of manufacturing. We expect to achieve $10,000 in savings in fiscal 2005 and continuing savings in fiscal 2006 as a result of these efforts. We are also in the process of creating an integrated business approach within the Company that will be organized around three operating segments: Life Sciences, comprising Medical and BioPharmaceuticals; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial segment; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water divisions and Microelectronics. This new structure will enable us to better meet our customers’ needs while achieving greater efficiencies and profit growth with this leaner structure. We are expecting to achieve a modest improvement in selling, general and administrative expenses, as a percentage of sales, for the full fiscal year 2005.

Back to Contents

R&D expenses were on par with last year in dollars and decreased to 3.3% of sales in the quarter as compared with 3.7% last year. We expect R&D as a percentage of sales to increase slightly for the full fiscal year 2005.

In the first quarter of fiscal 2005, we recorded restructuring and other charges, net, of $5,523. The restructuring and other charges, net, reflect restructuring charges of $2,763 related to our cost reduction initiatives including our plans to create an integrated business approach centered around three businesses as discussed above. In addition, the charges in the current quarter include the write-down of a strategic investment in V.I. Technologies, Inc. (“VITEX”), that was deemed other-than-temporarily impaired. In the first quarter of fiscal 2004, we recorded non-recurring income, net, of $3,703 reflecting non-recurring income related to a decrease of pension liabilities in Germany due to an overstatement of pension expense that occurred during a five-year period, the effect of which was not significant in any period, partly offset by severance charges of $1,570 related to the reorganization of our Japanese operations. The details of the charges for the quarters ended October 31, 2004 and October 31, 2003 can be found in the Restructuring and Other Charges note accompanying the condensed consolidated financial statements. We expect to recover the costs of the restructuring-related charges within two years from the date of the charge.

The following table summarizes the activity for the first quarter of fiscal 2005 related to restructuring liabilities that were recorded in fiscal 2005, 2004, 2003 and 2002:

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2005
Balance at July 31, 2004	$—	$—	$—
Additions	2,665	485	3,150
Utilized	(641)	(85)	(726)

Balance at Oct. 31, 2004	$2,024	$400	$2,424

Fiscal 2004
Balance at July 31, 2004	$1,352	$—	$1,352
Utilized	(1,138)	—	(1,138)

Balance at Oct. 31, 2004	$214	$—	$214

Fiscal 2003
Balance at July 31, 2004	$1,062	$250	$1,312
Utilized	(191)	(11)	(202)

Balance at Oct. 31, 2004	$871	$239	$1,110

Back to Contents

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2002
Balance at July 31, 2004	$633	$4	$637
Utilized	(82)	(2)	(84)

Balance at Oct. 31, 2004	$551	$2	$553

Net interest expense was $5,707 as compared with $5,152 in the first quarter of last year reflecting increased interest rates on our variable rate debt. Refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis for a discussion of net and gross debt. In fiscal 2005, we expect interest expense to be flat compared with fiscal 2004.

The underlying tax rate was 24% in the quarter, unchanged from the first quarter of last year. We expect to sustain an underlying tax rate of 24% in fiscal 2005.

Net earnings in the quarter were $21,699, or 17 cents per share, compared with net earnings of $24,668, or 19 cents per share last year. In summary, net earnings benefited from organic sales growth, an improvement in gross profit margin and the controlling of operating expenses, offset by the impact of restructuring and other charges, net. The first quarter of fiscal 2005 included restructuring and other charges, net, of $5,523 (related to our plans to create three integrated businesses and the impairment of a strategic investment), whereas the first quarter of fiscal 2004 included non-recurring income, net, of $3,703 (related to the adjustment of pension liabilities in Germany partly offset by severance charges related to the reorganization of our Japan operations). We estimate that foreign currency translation added approximately 1 cent to earnings per share in the quarter. We continue to expect earnings per share for fiscal year 2005 to be in the range of $1.38 to $1.52 per share. In light of the cost reduction initiatives, we expect to incur severance and other restructuring costs over the next three quarters; however, because these costs are not estimable at this time, this range does not contemplate such charges.

Review of Market Segments and Geographies

Market Segments:

The table below presents sales for the quarters ended October 31, 2004 and October 31, 2003 by market segment, including the effect of exchange rates for comparative purposes. In the first quarter of fiscal 2005, we implemented the first phase of our aforementioned integration plan by integrating our Medical and BioSciences divisions. Accordingly, our BioSciences business, which was formerly reported under our Biopharmaceutical segment, was combined with our Medical segment. Segment information for prior periods has been restated to conform to the current presentation.

Three Months Ended	Oct. 31, 2004	Oct. 31, 2003	% Change		Exchange Rate Difference	% Change in Local Currency

Medical	$95,465	$92,281	3	½	$3,100	—
BioPharmaceuticals	70,789	60,013	18		3,555	12

Total Life Sciences	166,254	152,294	9		6,655	5

General Industrial	158,221	138,623	14		8,110	8	½
Aerospace	38,837	43,543	(11)		1,113	(13	½)
Microelectronics	51,420	39,826	29		1,590	25

Total Industrial	248,478	221,992	12		10,813	7

Total	$414,732	$374,286	11		$17,468	6

Life Sciences sales increased 5% in the current quarter compared with the first quarter last year. Life Sciences represented approximately 40% of our total sales in the quarter compared with 41% last year.

Within Life Sciences, Medical segment sales were flat as growth in the Blood portion of the business was offset by a shortfall in BioSciences. Sales in Asia, which comprises the smallest portion of our Medical business, grew 7½%. Sales in Europe were up slightly, while sales in the Western Hemisphere were down slightly. Within Medical, sales in our Blood Filtration and Hospital submarkets grew 3½% (attributable to the Western Hemisphere) and 12½% (driven by Europe and Asia), respectively. There continues to be increasing core market demand for our blood filtration products. New water filtration products for medical applications such as the Aquasafe filter are growing and we have introduced our enhanced Bacterial Detection System to blood centers and it has begun contributing to sales. In BioSciences, the other Medical submarket, sales were down 10% reflecting a shortfall in our OEM business in the quarter. The decline in OEM business resulted from the termination of IV filter usage by a major OEM customer. Sales in the laboratory portion of this business were up 3%. By geography, the decline in BioSciences sales reflects shortfalls in the Western Hemisphere and Europe. Sales in Asia were flat. Overall, we continue to expect sales in our Medical segment to grow in the mid-single digit range for the full fiscal year 2005.

Back to Contents

BioPharmaceuticals segment sales increased 12% in the quarter as compared with last year driven by strong system sales. By geography, the growth was driven by double-digit gains in the Western Hemisphere (16½%) and Asia (30½%). Sales in Europe were up 4½%. Industry reports suggest that the plasma industry is projected to recover later this fiscal 2005. Overall, for the full fiscal year 2005, we continue to expect sales in our BioPharmaceuticals segment to grow in the high single digits.

Our Industrial business accounted for approximately 60% of total sales in the quarter as compared with 59% last year. Industrial sales grew 7% as compared to the first quarter of last year. Sales in our Microelectronics segment increased 25%, while General Industrial segment sales, which accounted for about 64% of our Industrial business, were up 8½%. Aerospace sales were down 13½%.

The increase in sales in our General Industrial segment was driven by double-digit growth in our Power Generation, Fuels & Chemicals and Water Processing submarkets. Sales in our Power Generation submarket increased 26½% with all geographies contributing to this gain. In Asia, Power Generation sales increased 65½% reflecting strong sales in Japan and China. Sales in our Fuels & Chemicals submarket grew 19% reflecting double-digit growth in all geographies. Water Processing sales grew 27% in the quarter. We are continuing to see very strong growth in the Western Hemisphere (up 72%), driven by tighter EPA regulations, as well as in Asia (up 72½%), as water shortages and population pressures, particularly in China, create new opportunities for our products. Sales in our Machinery & Equipment submarket decreased 1½%, as strong growth in the Western Hemisphere and Asia were offset by a decline in Europe. Sales in Europe were reduced due to the sale of our German machine and tool business, in the current quarter and in the second quarter of fiscal 2004. Excluding prior year first quarter sales of $3,697 related to the machine and tool business in Germany, overall Machinery & Equipment sales were up 8% on a pro forma basis. Overall, we continue to expect sales in our General Industrial segment to grow in the high single digits in fiscal 2005.

Aerospace sales decreased 13½%, reflecting a decline in Military sales of 26% (all geographies). The commercial portion of our Aerospace business was flat in the quarter. The shortfall in Military sales reflects timing of large projects. Military sales comprised approximately 43% of total Aerospace sales compared with 50% last year. We continue to expect low single digit growth in Aerospace sales in fiscal 2005.

Microelectronics sales grew 25% compared with last year, marking the fourth consecutive quarter of double-digit growth. Growth in the quarter was driven by the Western Hemisphere and Asia where sales increased 39½% and 27½%, respectively. Sales in Europe, the smallest of our Microelectronics’ markets, was up 2%. We are well positioned to take advantage of the semiconductor industry recovery. One of our strategies is to reduce dependence on the cyclical semiconductor industry and we are working on several new initiatives which we hope will generate sales by the next downturn. These “macroelectronic” market applications include display screens, printing technologies and data storage. Industry indicators support our current projection of low double-digit sales growth in this segment in fiscal 2005.

The consolidated operating profit as a percentage of sales was 13.9% as compared to 14.4% last year.

In Life Sciences, overall operating profit as a percentage of sales increased to 18.5% from 16.4% last year, reflecting an increase in Medical operating profit margin, partly offset by a decline in BioPharmaceuticals. Operating profit dollars increased $5,783 or 23%.

Within Life Sciences, Medical operating profit improved to 14.5% from 10.5% last year. Operating profit dollars increased by $4,069 or 42%. The improvement in operating profit reflects the impact of our cost reduction programs, particularly with manufacturing efficiencies. Operating profit in BioPharmaceuticals was 23.9% of sales as compared to 25.4% last year. The decline in operating profit margin reflects increased system sales which carry a lower margin. Operating profit dollars increased $1,714 or 11½%, generated by the strong growth in sales.

Overall operating profit margins in Industrial were 10.8% as compared with 13% last year. General Industrial operating profit was 8.3% as compared to 9.3% last year, attributable to a shift in product mix. Operating profit dollars increased 3% to $13,192 reflecting the sales growth as discussed previously. Aerospace operating profit was 13.1% as compared to 26.1% last year, while operating profit dollars declined by $6,283, or 55%. The shortfall in operating profit margin and dollars reflects lower military sales as discussed above. Microelectronics operating profit increased to 16.6% from 11.9% last year, while operating profit dollars increased $3,767 or 79½%. The increase in Microelectronics operating profit margin and dollars reflects the strong growth in sales as discussed above.

Back to Contents

Geographies:

The table below presents sales for the quarters ended October 31, 2004 and October 31, 2003 to unaffiliated customers by geography, including the effect of exchange rates for comparative purposes.

Three Months Ended	Oct. 31, 2004	Oct. 31, 2003	% Change	Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$152,278	$141,987	7½	$453	7
Europe	169,758	159,723	6½	14,160	(2	½)
Asia	92,696	72,576	27½	2,855	24

Total	$414,732	$374,286	11	$17,468	6

By geography, sales in the Western Hemisphere increased 7% compared with last year, driven by strong growth in BioPharmaceuticals, General Industrial and Microelectronics. Exchange rates increased sales by $453, primarily related to the strengthening of the Canadian Dollar, resulting in reported sales growth of 7½%. Operating profit increased to 13.4% of sales as compared with 11.4% last year. Operating profit dollars increased $6,321, or 30½% reflecting the improvement in margin as well as the growth in sales.

In Europe, sales declined 2½% compared with last year primarily due to a shortfall in Aerospace and the sale of the machine and tool business discussed above. The strengthening of European currencies added $14,160 in sales resulting in reported sales growth of 6½%. Operating profit was 10.7% of sales as compared to 12.5% last year, while operating profit dollars were $21,014, a decrease of 7½%.

Sales in Asia increased 24% as compared to last year. The strengthening of Asian currencies added $2,855 in sales, resulting in reported sales growth of 27½%. The increase in sales resulted from strong growth in BioPharmaceuticals, General Industrial and Microelectronics sales as cited above. Operating profit margin was 14.2%, on par with last year. Operating profit dollars increased $2,803, or 26½% reflecting the revenue growth discussed above.

General corporate expenses decreased $2,394 compared with last year, reflecting the impact of our cost reduction initiatives as well as a decline in consulting expenses related to such initiatives.

Liquidity and Capital Resources

On August 24, 2004, we entered into a $300,000 unsecured senior revolving credit facility with a syndicate of banks, which expires on August 24, 2009. Simultaneously, we borrowed $125,000 under this facility and used the proceeds principally to repay (1) $71,200 ($54,000 outstanding as of July 31, 2004) of borrowings under our existing $200,000 unsecured senior revolving credit facility entered into on August 29, 2000, (2) the $50,000 balance due on a $100,000 bank loan which otherwise was to mature on October 18, 2007 and (3) various fees associated with the new facility. Both the $200,000 revolving credit facility and the $100,000 term loan were terminated upon the execution of the new revolving credit facility. As a result of the new revolving credit facility, our borrowing capacity has increased by $50,000.

Net cash provided by operating activities in the first quarter of fiscal 2005 was $22,682, a decrease of $10,251 as compared with the first quarter of fiscal 2004. The decrease in cash flow reflects changes in working capital items, particularly, inventory, accounts receivable and income tax payable.

Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $5,136 in the first quarter of fiscal 2005, as compared with $22,412 in the first quarter of fiscal 2004. The decrease in free cash flow reflects the factors mentioned above as well as a higher level of capital expenditures. For the full fiscal year 2005, we expect free cash flow to approximate $200,000 based upon the mid-point of the earnings guidance above and assuming no changes in working capital. We believe this measure is important because it is a key element of our planning. We utilize free cash flow, which is a non-GAAP measure, as one way to measure our current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities:

Back to Contents

	Three Months Ended Oct. 31, 2004	Three Months Ended Oct. 31, 2003	Fiscal Year 2004

Net cash provided by operating activities	$22,682	$32,933	$191,946
Less capital expenditures	17,546	10,521	61,262

Free cash flow	$5,136	$22,412	$130,684

The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at October 31, 2004 to those at July 31, 2004, the European currencies and the Yen have strengthened against the U.S. dollar.

Working capital was approximately $661,200, a ratio of 2.6 at October 31, 2004 as compared with $651,000, a ratio of 2.6 at year-end fiscal 2004. Accounts receivable days sales outstanding were 95 days, as compared with 93 days in last year’s first quarter. Inventory turns, for the four quarters ended October 31, 2004, were 3.0 as compared to 3.1 at July 31, 2004. The effect of foreign exchange increased inventory, accounts receivable and other current assets by $7,073, $15,005 and $1,383, respectively, as compared with year-end fiscal 2004. Additionally, foreign exchange increased accounts payable and other current liabilities by $8,224 and income taxes payable by $296. Overall, net debt (debt net of cash, cash equivalents and short-term investments), as a percentage of total capitalization (net debt plus equity), was 25.3%, which is on the low end of our targeted range. Net debt increased by approximately $25,000 compared with year-end fiscal 2004. The impact of foreign exchange rates (primarily on cash) reduced net debt by $7,700, while the fair value adjustment on our fixed to variable interest rate swaps carried as part of debt increased net debt by approximately $7,500. As such, the actual cash increase in our net debt was approximately $25,200 in the quarter. Total gross debt increased approximately $26,100 as compared with year-end fiscal 2004. Foreign exchange rates increased gross debt by $1,500, while the fair value adjustment on our fixed to variable interest rate swaps carried as part of debt increased gross debt by approximately $7,500. As such, the actual cash increase in our gross debt was approximately $17,100 in the first quarter of fiscal 2005.

Proceeds from stock plans were $10,429 in the first quarter of fiscal 2005. Capital expenditures were $17,546. Depreciation and amortization expense in the quarter were $20,620 and $1,518, respectively. Capital expenditures are expected to be in the range of $70,000 in fiscal 2005, while depreciation and amortization expense are expected to total approximately $90,000.

On October 17, 2003, our Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of our common stock. Furthermore, on October 14, 2004, our Board of Directors authorized an additional expenditure of another $200,000 to repurchase shares. During fiscal 2004 and in the first quarter of fiscal 2005, we repurchased stock of $75,000 and $29,998, respectively. This leaves $295,002 remaining of the $400,000 the Board of Directors authorized for share repurchases. For the full fiscal year 2005, we expect to repurchase stock of $80,000. In the first quarter, we paid dividends of $11,162 and we expect to pay dividends of about $44,000 for the full fiscal year 2005.

At October 31, 2004, we owned 6,175 shares of the common stock of VITEX. During the quarter, we recorded an impairment charge of $2,875 related to our investment in VITEX as its decline in fair market value was deemed to be other-than-temporary. As such, our investment in VITEX has been recorded at the October 31, 2004 fair market value of $0.80 per share, or $4,940 in the accompanying condensed consolidated balance sheet. For more detail regarding our investment in VITEX, refer to the Other Non-Current Assets note accompanying the condensed consolidated financial statements.

We consider our existing lines of credit, along with the cash generated from operations, to be sufficient for both short-term and long-term growth.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material requiring that such items be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will become effective for fiscal years beginning after June 15, 2005. We are in the process of assessing the effect of SFAS No. 151.

Back to Contents

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. On November 15, 2004, the FASB issued proposed FASB staff position, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“SFAS 109-b”). SFAS 109-b would allow companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS 109 exception regarding non-recognition of deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through October 31, 2004, we have not provided deferred taxes on the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations. Whether we will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional or Treasury Department guidance, before a determination can be made. The range of reasonably possible amounts that are being considered for repatriation due to the aforementioned provision is between zero and $500,000. The related potential range of income tax is between zero and $26,250.

Back to Contents

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the period from the Company’s fiscal 2004 year end (July 31, 2004) to the end of the Company’s first fiscal quarter (October 31, 2004), there was no material change in the market risk information previously reported in Item 7A of the Company’s Annual Report on form 10-K for its fiscal year ended July 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES.

As of October 31, 2004, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s first quarter ended October 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934.

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

In February 2004, the Court instructed Gelman to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan. Gelman has submitted its Feasibility Study as instructed. The State also submitted its plan for remediating this area of contamination to the Court. Management believes that the State’s plan exceeds requirements under state law and that it is not an efficient and expeditious manner to conduct the remediation. On September 8, 2004, the Court advised the parties that it would issue an order modifying its previous REO by November 8, 2004 to address the recently discovered contamination. Although the Court indicated that the modified order would be issued by November 8, 2004, the matter remains under the Court’s consideration as of December 10, 2004, the date of this report.

On May 12, 2004, the City of Ann Arbor, Michigan filed a lawsuit against Gelman Sciences Inc. d/b/a Pall Life Sciences in Washtenaw County Circuit Court. The City’s suit seeks damages, including the cost of replacing a municipal water supply well allegedly affected by the groundwater contamination, as well as injunctive relief in the form of an order requiring Pall Life Sciences to remediate the soil and groundwater beneath the City. The contaminant levels allegedly detected in the municipal well at issue, however, are well below applicable cleanup standards and the Company will vigorously defend against the claim.

On June 25, 2004, a private plaintiff sued the Company in the United States District Court for the Eastern District of Michigan in connection with the groundwater contamination. The complaint seeks both money damages and injunctive relief requiring remediation of the contamination. The single named plaintiff also seeks to represent a larger class of property owners and residents within the area who plaintiff claims are affected by the groundwater contamination. On August 25, 2004, the Company filed a motion for summary judgment seeking to dismiss the plaintiff’s claims. In response, plaintiff’s counsel sought and was granted permission to amend the complaint. An amended complaint was filed on November 17, 2004, which added seven plaintiffs. Management does not believe that there is substantive merit to the named plaintiffs’ claims or a basis for class certification. The Company will vigorously defend the lawsuit.

The Company’s condensed consolidated balance sheet at October 31, 2004 contains environmental liabilities of $28,223,000 which relates mainly to the aforementioned remediation. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.

Reference is also made to the Contingencies and Commitments note in the notes accompanying the condensed consolidated financial statements.

Back to Contents

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 1, 2004 to August 31, 2004	—	—	—	$ 125,000
September 1, 2004 to September 30, 2004	877	$ 24.20	877	$ 103,780
October 1, 2004 to October 31, 2004	351	$ 25.01	351	$ 295,002

Total	1,228	$ 24.43	1,228

(1)	On October 17, 2003, the Company’s Board of Directors (“the Board”) authorized and announced the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. On October 14, 2004 the Board authorized the additional expenditure of up to another $200,000 for the repurchase of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the first quarter of fiscal 2005, the Company purchased 1,228 shares in open-market transactions at an aggregate cost of $29,998 with an average price per share of $24.43. Therefore, $295,002 remains to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock compensation plans and for general corporate purposes.

During the three month period ended October 31, 2004, 453 shares were issued for the Company’s stock compensation plans. At October 31, 2004, the Company held 4,712 treasury shares.

ITEM 6. EXHIBITS.

See the exhibit index for a list of exhibits filed herewith or incorporated by reference herein.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

December 10, 2004	By:	/s/ MARCUS WILSON

Marcus Wilson
President Chief Financial Officer

December 10, 2004	By:	/s/ LISA MCDERMOTT

Lisa McDermott
Vice President – Finance Chief Accounting Officer

Back to Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	By-Laws of the Registrant as amended through July 15, 2003, filed as Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003.

31.1†	Certification of Chief Executive Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Incorporated herein by reference.

† Exhibits filed herewith.