Form 10-Q
period 2005-01-31
PALL CORP
filed 2005-03-14
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2005
or

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

     The number of shares of the registrant’s common stock outstanding as of March 8, 2005 was 124,448,801.

Table of Contents

Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at January 31, 2005 and July 31, 2004.	3

Condensed Consolidated Statements of Earnings for the three and six months ended January 31, 2005 and January 31, 2004.	4

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2005 and January 31, 2004.	5

Back to Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Jan. 31, 2005	July 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$227,136	$207,277
Accounts receivable, net	443,217	468,905
Inventories	343,053	302,861
Other current assets	100,050	90,772

Total current assets	1,113,456	1,069,815
Property, plant and equipment, net	623,908	600,383
Goodwill, net	273,135	239,660
Intangible assets, net	42,537	44,129
Other non-current assets	181,433	186,396

Total assets	$2,234,469	$2,140,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$318,695	$338,392
Income taxes	18,228	42,642
Current portion of long-term debt	31,830	30,514
Notes payable to banks	31,216	28,968

Total current liabilities	399,969	440,516
Long-term debt, net of current portion	543,515	488,686
Deferred taxes and other non-current liabilities	148,331	156,742

Total liabilities	1,091,815	1,085,944

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	118,080	115,489
Retained earnings	1,008,165	984,117
Treasury stock, at cost	(84,560)	(92,047)
Stock option loans	(1,522)	(2,308)
Accumulated other comprehensive income (loss):
Foreign currency translation	125,754	77,585
Minimum pension liability	(37,559)	(37,559)
Unrealized investment gains (losses)	1,639	(3,275)
Unrealized losses on derivatives	(139)	(359)

	89,695	36,392

Total stockholders’ equity	1,142,654	1,054,439

Total liabilities and stockholders’ equity	$2,234,469	$2,140,383

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	Jan. 31, 2005	Jan. 31, 2004	Jan. 31, 2005	Jan. 31, 2004

Net sales	$469,473	$428,085	$884,205	$802,371
Cost of sales	244,541	221,216	459,401	415,437

Gross profit	224,932	206,869	424,804	386,934

Selling, general and administrative expenses	157,765	143,638	303,445	275,545
Research and development	13,907	13,785	27,620	27,493
Restructuring and other charges, net	5,438	13,668	10,961	9,965
Interest expense, net	6,146	5,091	11,853	10,243

Earnings before income taxes	41,676	30,687	70,925	63,688
Income taxes	9,631	5,831	17,181	14,164

Net earnings	$32,045	$24,856	$53,744	$49,524

Earnings per share:
Basic	$0.26	$0.20	$0.43	$0.39
Diluted	$0.26	$0.20	$0.43	$0.39

Dividends declared per share	$0.10	$0.09	$0.19	$0.18

Average shares outstanding:
Basic	124,482	126,288	124,400	125,886
Diluted	125,457	127,422	125,330	127,025

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	Jan. 31, 2005	Jan. 31, 2004

Operating activities:
Net earnings	$53,744	$49,524
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	10,961	9,965
Depreciation and amortization of long lived assets	45,030	43,789
Other	1,672	(8,847)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	(45,990)	(33,322)

Net cash provided by operating activities	65,417	61,109

Investing activities:
Acquisitions of businesses, net of cash acquired	(33,639)	(764)
Dispositions of businesses	1,734	1,794
Strategic investments	915	(1,781)
Capital expenditures	(39,983)	(25,161)
Proceeds from disposals of fixed assets	2,185	1,850
Proceeds from sale of retirement benefit assets	14,920	14,125
Purchases of retirement benefit assets	(14,911)	(14,234)
Other	(1,860)	(3,640)

Net cash used by investing activities	(70,639)	(27,811)

Financing activities:
Notes payable	(260)	5,101
Long-term borrowings	145,365	14,449
Repayments of long-term debt	(104,483)	(32,675)
Net proceeds from stock plans	34,731	31,830
Purchase of treasury stock	(29,998)	—
Payment to terminate interest rate swaps	(10,044)	—
Dividends paid	(22,233)	(22,462)

Net cash provided (used) by financing activities	13,078	(3,757)

Cash flow for period	7,856	29,541
Cash and cash equivalents at beginning of year	207,277	126,653
Effect of exchange rate changes on cash	12,003	10,502

Cash and cash equivalents at end of period	$227,136	$166,696

Supplemental disclosures:
Interest paid	$12,564	$6,346
Income taxes paid (net of refunds)	37,965	32,794
Non-cash investing and financing activities:
Capital lease entered into for new building	6,439	—

     See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

     The condensed consolidated financial information included herein is unaudited. However, such information reflects all adjustments of a normal recurring nature, except as noted in the notes to condensed consolidated financial statements, which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (“2004 Form 10-K”).

      Certain prior year amounts have been reclassified to conform to the current year presentation.

STOCK PLANS

     On September 17, 2004, the Company’s Board of Directors, (the “Board”) approved the 2005 Stock Compensation Plan (the “2005 Plan”) providing for the issuance of up to 5,000 shares and amended the 2001 Stock Option Plan for Non-Employee Directors to reduce the total number of shares remaining available for grants made under that plan from 261 to 150. The 2005 Plan permits the Company to grant to its employees forms of equity compensation other than stock options (that is, restricted shares, restricted units, performance shares and performance units). The Company’s shareholders approved the 2005 Plan at the annual shareholders’ meeting on November 17, 2004. All other Company stock option plans have been terminated effective November 17, 2004, but options outstanding thereunder will remain in effect in accordance with their terms.

     The Company has elected to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) to account for its stock plans.

      The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for its stock based compensation plans using the Black-Scholes option pricing model to determine the fair value of stock based compensation under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” (“SFAS No. 148”):

	Three Months Ended		Six Months Ended

	Jan. 31, 2005	Jan. 31, 2004	Jan. 31, 2005	Jan. 31, 2004

Net earnings, as reported	$32,045	$24,856	$53,744	$49,524
Pro forma stock compensation expense, net of tax benefit	2,886	2,891	5,734	5,739

Pro forma net earnings	$29,159	$21,965	$48,010	$43,785

Earnings per share:
Basic–as reported	$.26	$.20	$.43	$.39
Basic–pro forma	$.23	$.17	$.39	$.35
Diluted–as reported	$.26	$.20	$.43	$.39
Diluted–pro forma	$.23	$.17	$.38	$.34

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material requiring that such items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will become effective for fiscal years beginning after June 15, 2005. The Company is in the process of assessing the effect of SFAS No. 151 on its consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

     On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). FSP FAS 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) exception regarding non-recognition of deferred tax liabilities and requires explanatory disclosures from those who need the additional time. Through January 31, 2005, the Company has not provided deferred taxes on the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations. Whether the Company will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional or Treasury Department guidance, before a determination can be made. The range of reasonably possible amounts, based upon the law, that are being considered for repatriation due to the aforementioned provision is between zero and $500,000. The related potential range of income tax is between zero and $26,250.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP FAS 109-1”). FSP FAS 109-1 clarifies that the qualified production activities deduction should be treated as a special deduction as described in SFAS No. 109. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company is in the process of assessing the effect of FSP FAS 109-1 on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

     In December 2004, the FASB revised SFAS No. 123, “Share-Based Payment” (“SFAS No. 123(R)”) which supercedes SFAS No. 123, and APB No. 25. SFAS No. 123(R) addresses the accounting for shared-based payment transactions (excluding employee stock-ownership plans) in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires the company to recognize the grant-date fair-value of equity-based compensation, issued to employees, in the income statement. SFAS No. 123(R) eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB No. 25, which had been permitted in SFAS No. 123 as originally issued. SFAS No. 123(R) will be effective for the Company starting with its first quarter in fiscal 2006. The Company is currently assessing which option pricing model (Binomial Lattice or Black Scholes) it will implement upon adoption of SFAS No. 123(R) as well as the impact of adopting SFAS No. 123(R) on its consolidated financial statements.

NOTE 3 – ACQUISITIONS

     On November 30, 2004, the Company acquired the BioSepra Process Division (“Biosepra”) from Ciphergen Biosystems, Inc. The purchase price was $32,000, net of cash and debt. BioSepra develops, manufactures and markets chromatography sorbents for use in the purification of protein in drug development and production.

     On January 21, 2005, the Company acquired Euroflow (UK) of Stroud, England (“Euroflow”). The purchase price was $1,466, net of cash. Euroflow manufactures pilot and production scale chromatography columns for the biotechnology industry. The Company held exclusive global marketing and distribution rights to Euroflow chromatography columns and associated technologies since 2002.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

     The acquisitions are being accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“SFAS No.141”). SFAS No. 141 requires that the total cost of the acquisitions be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations that have not progressed to a stage where there is sufficient information to make such allocations. As such, the cost of the acquisitions has been preliminarily allocated in the accompanying condensed consolidated balance sheet at January 31, 2005 based upon the book values of the net assets acquired. The results of these valuations will result in revisions to the purchase price allocation that may be significant and will be reported in future periods, as increases and decreases to the excess cost over net assets acquired and liabilities assumed.

     The following table summarizes the preliminary allocation of the purchase prices to the assets acquired and liabilities assumed at the dates of the acquisitions:

Purchase price	$39,460
Transaction costs	480

Total purchase price	39,940
Cash acquired	7,470

Total purchase price, net of cash acquired	32,470

Accounts receivable, net	1,034
Inventories	7,945
Other current assets	1,340
Property plant and equipment, net	6,771
Other non-current assets	248

Total assets acquired	17,338

Accounts payable and other current liabilities	3,592
Long-term debt	2,562
Due to Pall Corporation (Euroflow)	9,255
Other non-current liabilities	630

Total liabilities assumed	16,039

Excess cost over book value of net assets acquired	$31,171

     Based upon the markets Biosepra and Euroflow serve, the excess of cost over the fair value of the net assets acquired was assigned to the Company’s BioPharmaceutical segment. The Company is currently evaluating the tax deductibility of the excess cost over the fair value of the net assets acquired related to the acquisitions. Pro forma financial information has not been provided as it is not material.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	Jan. 31, 2005	July 31, 2004

Accounts receivable, net:
Accounts receivable	$457,941	$480,967
Less: Allowances for doubtful accounts	14,724	12,062

	$443,217	$468,905

Inventories:
Raw materials and components	$98,894	$88,341
Work-in-process	55,008	45,747
Finished goods	189,151	168,773

	$343,053	$302,861

Property, plant and equipment, net:
Property, plant and equipment	$1,295,487	$1,216,447
Less: Accumulated depreciation and amortization	671,579	616,064

	$623,908	$600,383

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

     The following table presents goodwill, net of accumulated amortization, allocated by reportable segment in accordance with SFAS No. 142:

	Jan. 31, 2005	July 31, 2004

Medical	$29,166	$28,433
BioPharmaceuticals	59,911	28,602

Life Sciences	89,077	57,035

General Industrial	155,968	154,753
Aerospace	6,437	6,127
Microelectronics	21,653	21,745

Industrial	184,058	182,625

	$273,135	$239,660

     The change in the carrying amount of goodwill is primarily attributable to the excess of cost over the fair value of the net assets acquired relating to the acquisitions of BioSepra and Euroflow, which are reflected in the Biopharmaceuticals segment. In addition, goodwill has been restated for the Life Sciences segment for July 31, 2004 consistent with the Company’s implementation of an integrated business approach in the first quarter of fiscal 2005. Refer to the Segment Information and Geographies note for a more detailed description.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

     Intangible assets, net, consist of the following:

	Jan. 31, 2005

	Gross	Accumulated Amortization	Net

Patents and unpatented technology	$77,936	$38,676	$39,260
Trademarks	3,718	1,584	2,134
Other	5,131	3,988	1,143

	$86,785	$44,248	$42,537

	July 31, 2004

	Gross	Accumulated Amortization	Net

Patents and unpatented technology	$76,724	$36,108	$40,616
Trademarks	3,619	1,432	2,187
Other	5,090	3,764	1,326

	$85,433	$41,304	$44,129

     Amortization expense for these intangible assets for the three and six months ended January 31, 2005 was $1,486 and $2,959, respectively. Amortization expense for these intangible assets for the three and six months ended January 31, 2004 was $2,015 and $4,018, respectively. Amortization expense, excluding the impact of acquired amortizable intangible assets from the aforementioned acquisitions, is estimated to be approximately $2,990 for the remainder of fiscal 2005 and $5,942 in 2006, $5,931 in 2007, $4,926 in 2008, $4,513 in 2009 and $4,592 in 2010.

NOTE 6 – OTHER NON-CURRENT ASSETS

     At January 31, 2005, the Company owned 6,175 shares of the common stock of V.I. Technologies, Inc. (“VITEX”). At July 31, 2004, the Company’s cost basis, as adjusted by previous impairment charges, in this investment was $1.27 per share. The market price of VITEX shares traded between $0.51 and $1.52 per share during the time period August 1, 2004 to March 7, 2005. Company management believes that this volatility is related to the following events: (1) VITEX’s amended merger agreement with Panacos Pharmaceuticals, which was announced on November 8, 2004, (2) the notification to VITEX on November 10, 2004, from the NASDAQ Stock Market, informing them that VITEX did not comply with the $10 million minimum stockholders’ equity requirement for continued listing, (3) VITEX’s announcement on November 23, 2004, of the temporary suspension of enrollment in its Phase III surgical study for their INACTINE ™ pathogen reduction system, following identification of an immune response in one patient in the study, and (4) VITEX’s announcement on March 7, 2005, that it received a going concern qualification in the audit report which was included in its Form 10-K filed with the Securities and Exchange Commission.

     Company management concluded that its investment in VITEX was other-than-temporarily impaired at October 31, 2004. As such, the Company recorded an impairment charge of $2,875 in the first quarter to write down its investment in VITEX to its then fair market value of $0.80 per share. (Refer to the Restructuring and Other Charges, Net note.) At January 31, 2005, the shares are reflected in the accompanying condensed consolidated balance sheet at its then market value of $1.05; such unrealized gain having been reflected as an increase in Other Comprehensive Income.

NOTE 7 – TREASURY STOCK

     On October 17, 2003, the Board authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. On October 14, 2004, the Board authorized the additional expenditure of up to another $200,000 for the repurchase of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the six months of fiscal 2005, the Company purchased 1,228 shares in open-market transactions at an aggregate cost of $29,998 with an average price per share of $24.43. Therefore, $295,002 remains to be expended under the current stock

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

     During the six months ended January 31, 2005, 1,594 shares were issued under the Company’s stock plans. At January 31, 2005, the Company held 3,571 treasury shares.

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

     On December 17, 2004, the Company terminated interest rate swaps with a syndicate of banks. The notional amount of these swaps was $230,000 and related to the $280,000 6% senior notes (the “Notes”) due August 1, 2012. These swaps required the Company to make payments at a variable rate based on LIBOR and receive payments at a fixed rate of 6%.

     The Company paid approximately $10,000 to the syndicate of banks to terminate the swaps, which represented the fair market value of the swaps at the date of termination (fair market value represents the present value of expected net settlements due to the syndicate of banks through the maturity date of the Notes (August 1, 2012) as a result of the difference between the fixed rate of 6% and the syndicate of banks’ projected variable rate based on LIBOR); there were no penalties incurred by the Company in connection with the termination of the swaps. This amount, exclusive of a net settlement of approximately $900 due to the Company through the date of termination, is being amortized to interest expense over the remaining life of the Notes.

     The Notes and the interest rate swaps were previously disclosed in the Notes Payable and Long-term Debt note, and the Financial Instruments and Risks and Uncertainties note to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

     In connection with the previously reported lawsuit brought against a Company subsidiary, Gelman Sciences Inc. ("Gelman") relating to groundwater contamination, in February 2004, the Circuit Court for Washtenaw County, Michigan, (the “Court”), instructed Gelman to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan. Gelman submitted its Final Feasibility Study as instructed. The State also submitted its plan for remediating this area of contamination. On September 8, 2004, the Court advised the parties that it would issue an order modifying its previous Remediation Enforcement Order to address the recently discovered contamination. On December 17, 2004, the Court issued an Opinion and Order, which formally accepts the plan submitted by Gelman in its Final Feasibility Study, and the liabilities in the January 31, 2005 condensed consolidated balance sheet are based upon the estimated costs to complete this plan. The Company’s condensed consolidated balance sheet at January 31, 2005 includes liabilities for environmental matters of $26,597, which relates mainly to the aforementioned remediation. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 10 – RESTRUCTURING AND OTHER CHARGES, NET

     The following table summarizes the restructuring related items and other charges/(income) recorded for the three and six months ended January 31, 2005 and January 31, 2004:

	Three Months Ended Jan. 31, 2005			Six Months Ended Jan. 31, 2005

	Restructuring	Other Charges	Total	Restructuring	Other Charges/ (Income)	Total

Impairment of Investment (a)	$—	$—	$—	$—	$2,875	$2,875
Severance (b)	3,568	—	3,568	6,233	—	6,233
Other exit costs (b)	1,585	—	1,585	2,070	—	2,070
(Gain)/loss on sale of assets (b)	11	—	11	(376)	—	(376)
Environmental (e)	—	502	502	—	502	502
Other	(2)	—	(2)	(2)	(115)	(117)

	$5,162	$502	$5,664	$7,925	$3,262	$11,187
Reversal of excess reserves	(226)	—	(226)	(226)	—	(226)

	$4,936	$502	$5,438	$7,699	$3,262	$10,961

Cash	$4,925	$502	$5,427	$7,688	$597	$8,285
Non-cash	11	—	11	11	2,665	2,676

	$4,936	$502	$5,438	$7,699	$3,262	$10,961

	Three Months Ended Jan. 31, 2004			Six Months Ended Jan. 31, 2004

	Restructuring	Other Charges	Total	Restructuring	Other Charges/ (Income)	Total

Environmental (e)	$—	$11,500	$11,500	$—	$11,500	$11,500
German pension liability (d)	—	13	13	—	(5,276)	(5,276)
Severance (c)	1,546	—	1,546	3,116	—	3,116
Other exit costs (c)	186	—	186	186	—	186
Loss on sale of assets (c)	119	291	410	119	291	410
Other	—	13	13	—	29	29

	$1,851	$11,817	$13,668	$3,421	$6,544	$9,965

Cash	$1,732	$11,500	$13,232	$3,302	$11,500	$14,802
Non-cash	119	317	436	119	(4,956)	(4,837)

	$1,851	$11,817	$13,668	$3,421	$6,544	$9,965

(a)	In the first quarter of fiscal 2005, the Company recorded a charge of $2,875 for the other-than-temporary diminution in value of its strategic investment in VITEX. For further discussion of the Company’s investment in VITEX refer to the Other Non-Current Assets note.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

(b)	In the first six months of fiscal 2005, the Company began to implement its plan for an integrated business approach within the Company that will be organized around three operating segments: Life Sciences, comprising Medical and BioPharmaceuticals; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial segment; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water divisions and Microelectronics. In addition, the Company continued its cost reduction initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to the reorganization.

Furthermore, in the first quarter of fiscal 2005, the Company recorded a gain of $387 on the sale of a certain non-core machine and tool business in Germany.

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

(d)	Reflects an adjustment to pension liabilities in Germany due to an over accrual of pension expense that occurred during the preceding five-year period, the effect of which was not significant in any period.

(e)	In the second quarter of fiscal 2004, the Company increased its Gelman environmental remediation reserve by $11,500 as it had been determined that a certain aquifer and related plume were larger than originally anticipated. In addition, in the second quarter of fiscal 2005, the Company increased a previously established environmental remediation reserve by $502 related to the matter in Pinellas Park, Florida.

     The following table summarizes the activity for the first six months of fiscal 2005 related to restructuring liabilities that were recorded in fiscal 2005, 2004, 2003 and 2002:

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2005
Balance at July 31, 2004	$—	$—	$—
Additions	6,233	2,070	8,303
Utilized	(2,785)	(1,810)	(4,595)

Balance at Jan. 31, 2005	$3,448	$260	$3,708

Fiscal 2004
Balance at July 31, 2004	$1,352	$—	$1,352
Utilized (a)	(1,269)	—	(1,269)

Balance at Jan. 31, 2005	$83	$—	$83

Fiscal 2003
Balance at July 31, 2004	$1,062	$250	$1,312
Utilized (a)	(454)	(335)	(789)
Other changes (b)	331	134	(197)

Balance at Jan. 31, 2005	$277	$49	$326

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)
	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2002
Balance at July 31, 2004	$633	$4	$637
Utilized	(133)	(4)	(137)
Reversal of excess reserves (c)	(226)	—	(226)

Balance at Jan. 31, 2005	$274	$—	$274

(a)	Includes the effect of foreign currency exchange translation of $96 and $321 related to fiscal 2004 and fiscal 2003 restructuring charges, respectively.

(b)	Reflects the reversal of excess restructuring accruals related to the FSG acquisition that were originally and are currently recorded as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

(c)	Reflects the reversal in fiscal year 2005 of excess restructuring reserves recorded in the consolidated statement of earnings in fiscal year 2002.

NOTE 11 – COMPONENTS OF NET PERIODIC PENSION COST

     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended				Six Months Ended

	U.S. Plans		Foreign Plans		U.S. Plans		Foreign Plans

	Jan. 31, 2005	Jan. 31, 2004	Jan. 31, 2005	Jan. 31, 2004	Jan. 31, 2005	Jan. 31, 2004	Jan. 31, 2005	Jan. 31, 2004

Service cost	$1,659	$1,635	$1,935	$1,881	$3,317	$3,270	$3,769	$3,634
Interest cost	2,307	2,104	3,310	2,877	4,614	4,208	6,457	5,543
Expected return on plan assets	(1,299)	(1,364)	(2,391)	(2,313)	(2,598)	(2,728)	(4,675)	(4,453)
Amortization of prior service cost	222	188	133	127	443	375	259	247
Amortization of net transition asset	(10)	(21)	9	8	(21)	(41)	17	16
Recognized actuarial loss	375	299	1,348	1,032	750	598	2,636	1,988
Gain due to curtailments and settlements	—	—	—	(169)	—	—	—	(325)

Net periodic benefit cost	$3,254	$2,841	$4,344	$3,443	$6,505	$5,682	$8,463	$6,650

NOTE 12 – EARNINGS PER SHARE

     The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares, such as those issuable upon exercise of stock options that meet certain criteria, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options of 27 and 71 shares were not included in the computation of diluted shares for the three months ended January 31, 2005 and January 31, 2004,

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

respectively, because their effect would have been antidilutive. For the six months ended January 31, 2005 and January 31, 2004, 193 and 251 antidilutive shares are excluded.

     The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Six Months Ended

	Jan. 31, 2005	Jan. 31, 2004	Jan. 31, 2005	Jan. 31, 2004

Basic shares outstanding	124,482	126,288	124,400	125,886
Effect of stock plans	975	1,134	930	1,139

Diluted shares outstanding	125,457	127,422	125,330	127,025

NOTE 13 – COMPREHENSIVE INCOME

     Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended

	Jan. 31, 2005	Jan. 31, 2004	Jan. 31, 2005	Jan. 31, 2004

Net income	$32,045	$24,856	$53,744	$49,524

Unrealized translation adjustment	15,364	34,607	45,697	58,290
Income taxes	1,274	2,815	2,472	5,381

Unrealized translation adjustment, net	16,638	37,422	48,169	63,671

Change in unrealized investment gains (losses)	1,664	(3,622)	5,048	(2,924)
Income taxes	54	(100)	(134)	(179)

Change in unrealized investment gains (losses), net	1,718	(3,722)	4,914	(3,103)

Unrealized gains (losses) on derivatives	282	(2)	338	(4)
Income taxes	(99)	1	(118)	2

Unrealized gains (losses) on derivatives, net	183	(1)	220	(2)

Total comprehensive income	$50,584	$58,555	$107,047	$110,090

     Unrealized investment gains (losses) on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended		Six Months Ended

	Jan. 31, 2005	Jan. 31, 2004	Jan. 31, 2005	Jan. 31, 2004

Unrealized gains (losses) arising during the period	$1,664	$(3,622)	$2,174	$(2,924)
Income taxes	54	(100)	(135)	(179)

Net unrealized gains (losses) arising during The period	1,718	(3,722)	2,039	(3,103)
Reclassification adjustment for unrealized loss included in net earnings	—	—	2,875	—

Change in unrealized accumulated investment gains, net	$1,718	$(3,722)	$4,914	$(3,103)

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

	Three Months Ended		Six Months Ended

	Jan. 31, 2005	Jan. 31, 2004	Jan. 31, 2005	Jan. 31, 2004

MARKET SEGMENT INFORMATION SALES TO UNAFFILIATED CUSTOMERS:
Medical	$110,358	$106,587	$205,823	$198,868
BioPharmaceuticals	77,618	68,023	148,407	128,036

Total Life Sciences	187,976	174,610	354,230	326,904

General Industrial	183,457	160,712	341,678	299,335
Aerospace	41,944	42,727	80,781	86,270
Microelectronics	56,096	50,036	107,516	89,862

Total Industrial	281,497	253,475	529,975	475,467

Total	$469,473	$428,085	$884,205	$802,371

OPERATING PROFIT:
Medical	$17,534	$13,588	$31,329	$23,314
BioPharmaceuticals	18,624	17,149	35,565	32,376

Total Life Sciences	36,158	30,737	66,894	55,690

General Industrial	16,988	13,499	30,180	26,323
Aerospace	7,297	10,665	12,386	22,037
Microelectronics	10,069	10,454	18,583	15,201

Total Industrial	34,354	34,618	61,149	63,561

Subtotal	70,512	65,355	128,043	119,251
Restructuring and other charges	(5,438)	(13,668)	(10,961)	(9,965)
General corporate expenses	(17,252)	(15,909)	(34,304)	(35,355)
Interest expense, net	(6,146)	(5,091)	(11,853)	(10,243)

Earnings before income taxes	$41,676	$30,687	$70,925	$63,688

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	Jan. 31, 2005	Jan. 31, 2004	Jan. 31, 2005	Jan. 31, 2004

GEOGRAPHIES:
SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$167,334	$158,343	$319,612	$300,330
Europe	191,851	178,674	361,609	338,397
Asia	110,288	91,068	202,984	163,644

Total	$469,473	$428,085	$884,205	$802,371

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$50,658	$43,749	$100,259	$83,777
Europe	31,162	21,356	57,321	44,436
Asia	1,427	1,108	2,686	2,107

Total	$83,247	$66,213	$160,266	$130,320

TOTAL SALES:
Western Hemisphere	$217,992	$202,092	$419,871	$384,107
Europe	223,013	200,030	418,930	382,833
Asia	111,715	92,176	205,670	165,751
Eliminations	(83,247)	(66,213)	(160,266)	(130,320)

Total	$469,473	$428,085	$884,205	$802,371

OPERATING PROFIT:
Western Hemisphere	$34,810	$24,001	$61,873	$44,743
Europe	20,497	24,644	41,511	47,417
Asia	16,453	16,985	29,764	27,493
Eliminations	(1,248)	(275)	(5,105)	(402)

Subtotal	70,512	65,355	128,043	119,251
Restructuring and other charges	(5,438)	(13,668)	(10,961)	(9,965)
General corporate expenses	(17,252)	(15,909)	(34,304)	(35,355)
Interest expense, net	(6,146)	(5,091)	(11,853)	(10,243)

Earnings before income taxes	$41,676	$30,687	$70,925	$63,688

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

     The matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current Company management expectations and are subject to risks and uncertainties which could cause actual results to differ materially.Such risks and uncertainties include, but are not limited to: fluctuations in foreign currency exchange rates; regulatory approval and market acceptance of new technologies; changes in product mix and product pricing and in interest rates and cost of raw materials; the Company's success in enforcing its patents and protecting its proprietary products and manufacturing techniques and its ability to achieve the savings anticipated from its cost reduction initiatives; global and regional economic conditions and legislative, regulatory and political developments; and domestic and international competition in the Company’s global markets.

Results of Operations

Review of Consolidated Results

     Sales in the quarter increased 9½% to $469,473 from $428,085 in the second quarter of last year. For the six-month period, sales increased 10% to $884,205. Exchange rates increased reported sales in the quarter and six months by $18,929 and $36,397, respectively, primarily due to the strengthening of the Euro and to a lesser extent the British Pound and Japanese Yen. In local currency (i.e., had exchange rates not changed year over year), sales increased 5% in the quarter and 5½% in the six-month period. Overall, pricing was flat in the quarter and reduced sales by about 1% in the six months. Sales in our BioPharmaceuticals segment, which has benefited from strong demand in the Biotechnology sector, grew 9% in local currency in the quarter, following an increase of 12% in the first quarter. Sales growth was also strong in our Microelectronics segment, where local currency sales increased 8% and 15½% in the quarter and six-month period, respectively. General Industrial sales were up 8½% in both the quarter and six-month period, driven by growth in all submarkets with the exception of Food & Beverage. Sales in our Medical segment were flat in the quarter, as good growth in the BioSciences portion of this business was offset by a weakness in our North American blood filtration and hospital business. Sales in our Aerospace segment were down in the quarter and six months reflecting a shortfall in Military and Marine Water sales related to the timing of large projects. We saw modest growth in the quarter in commercial sales excluding the marine water portion of this business. By geography, Asia reported double-digit sales growth in the quarter and six months, while the Western Hemisphere achieved solid mid single-digit growth. The growth in Asia and the Western Hemisphere was partly offset by a decline in sales in Europe, primarily attributable to lower Aerospace sales and the sale of our machine and tool business in Germany. We expect overall sales in local currency to grow in the mid-single digit range for the full fiscal year 2005. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

     Cost of sales in the quarter, as a percentage of sales, was 52.1% as compared to 51.7% last year. For the six-month period, cost of sales was 52% as compared to 51.8% for the same period last year. The increase in cost of sales, as a percentage of sales reflects the impact of increased systems business in the periods partly off set by savings generated from our cost reduction initiatives. We expect cost of sales, as a percentage of sales, for the full fiscal year 2005 to be on par with last year, as savings generated from our cost reduction initiatives is offset by the impact of increased systems business (see below for a discussion of our cost reduction programs).

Back to Contents

     Selling, general and administrative expenses, as a percentage of sales, were 33.6% and 34.3% in the quarter and six months, respectively, on par with last year. Foreign currency translation is estimated to have increased selling, general and administrative expenses by approximately $7,355 in the quarter and $14,606 in the six months. Excluding the impact of foreign exchange, selling, general and administrative expenses improved 20 basis points in both the quarter and six-month period reflecting the impact of our cost reduction programs. We continue to move forward with our cost reduction initiatives. We expect to attain $2,500 in savings per quarter in fiscal 2005 related to our Indirect Expenditure cost reduction initiatives for items such as freight, office supplies, parcel delivery and travel. The program was implemented in the Western Hemisphere in fiscal 2004 and is expanding to Europe and Asia this fiscal year. Other cost reduction initiatives focus on our cost of manufacturing. We expect to achieve $10,000 in savings in fiscal 2005 and continuing savings in fiscal 2006 as a result of these efforts. We are also in the process of creating an integrated business approach within the Company that will be organized around three operating segments: Life Sciences, comprising Medical and BioPharmaceuticals; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial segment; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water divisions and Microelectronics. This new structure will enable us to better meet our customers’ needs while achieving greater efficiencies and profit growth with this leaner structure. We are expecting to achieve a modest improvement in selling, general and administrative expenses, as a percentage of sales, for the full fiscal year 2005.

     R&D expenses were on par with last year in dollars and decreased to 3.0% of sales in the quarter from 3.2% last year. For the six months, a similar trend was evident. We expect R&D to increase modestly as we move through the year.

     In the second quarter and six months of fiscal 2005, we recorded restructuring and other charges, net, of $5,438 and $10,961, respectively, primarily related to our cost reduction initiatives including our plans to create an integrated business approach centered around three businesses. In addition, the charges include an increase of $502 in the current quarter to a previously established environmental reserve and the write-down in the first quarter of a strategic investment in V.I. Technologies, Inc. (“VITEX”), that was deemed other-than-temporarily impaired. In the second quarter of fiscal 2004, we recorded restructuring and other charges, net of $13,668, primarily attributable to an increase in our environmental liabilities of $11,500 as a result of a change in the estimated duration and costs of the remediation effort at the Ann Arbor, Michigan facility of the Company’s subsidiary Gelman Sciences, Inc. In addition, severance and other charges were incurred primarily related to the streamlining of our manufacturing operations in the United Kingdom (“U.K.”) and Germany, as well as the sale of certain insignificant non-core manufacturing businesses in Germany. For the six-month period, we recorded restructuring and other charges, net of $9,965, reflecting the items discussed above as well as costs incurred related to the streamlining of our manufacturing operations in Japan, partly offset by non-recurring income related to a decrease of pension liabilities in Germany. The adjustment to pension liabilities was due to an overstatement of pension expense that occurred during the preceding five-year period, the effect of which was not significant in any period. The details of the charges for the quarter and six-month periods ended January 31, 2005 and January 31, 2004 can be found in the Restructuring and Other Charges note accompanying the condensed consolidated financial statements. We expect to recover the costs of the restructuring-related charges within two years from the date of the charge.

     The following table summarizes the activity for the first six months of fiscal 2005 related to restructuring liabilities that were recorded in fiscal 2005, 2004, 2003 and 2002:

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2005
Balance at July 31, 2004	$—	$—	$—
Additions	6,233	2,070	8,303
Utilized	(2,785)	(1,810)	(4,595)

Balance at Jan. 31, 2005	$3,448	$260	$3,708

Fiscal 2004
Balance at July 31, 2004	$1,352	$—	$1,352
Utilized (a)	(1,269)	—	(1,269)

Balance at Jan. 31, 2005	$83	$—	$83

Fiscal 2003
Balance at July 31, 2004	$1,062	$250	$1,312
Utilized (a)	(454)	(335)	(789)
Other changes (b)	(161)	(36)	(197)
Transfers	(170)	170	—

Balance at Jan. 31, 2005	$277	$49	$326

Back to Contents

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2002
Balance at July 31, 2004	$633	$4	$637
Utilized	(133)	(4)	(137)
Reversal of excess reserves (c)	(226)	—	(226)

Balance at Jan. 31, 2005	$274	$—	$274

(d)	Includes the effect of foreign currency exchange translation of $96 and $321 related to fiscal 2004 and fiscal 2003 restructuring charges, respectively.

(e)	Reflects the reversal of excess restructuring accruals related to the FSG acquisition that were originally and are currently recorded as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

(f)	Reflects the reversal in fiscal year 2005 of excess restructuring reserves recorded in the consolidated statement of earnings in fiscal year 2002.

     Net interest expense increased to $6,146 from $5,091 in the second quarter of last year. For the six months, net interest expense increased to $10,961 from $9,965 last year. The increase in net interest expense reflects the impact of higher interest rates on our variable rate debt and higher debt levels due to the buyback of our stock and the acquisition of BioSepra (refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis for a discussion of net and gross debt). We expect interest expense for the full year fiscal 2005 to increase approximately $4,500 compared with fiscal 2004.

     The underlying tax rate was 24% in the quarter and six months, unchanged from the same periods last year. We expect to sustain an underlying tax rate of 24% for the remainder of fiscal 2005.

     Net earnings in the quarter were $32,045, or 26 cents per share, compared with net earnings of $24,856, or 20 cents per share last year. For the six months, net earnings were $53,744, or 43 cents per share, compared with net earnings of $49,524, or 39 cents per share last year. In summary, net earnings in the quarter benefited from organic sales growth and the controlling of operating expenses. In addition, the second quarter of fiscal 2005 included restructuring and other charges, net, of $5,438 (related to our plans to create three integrated businesses and the impairment of a strategic investment), whereas the second quarter of fiscal 2004 included restructuring and other charges, net of $13,668 (related to an adjustment to an environmental reserve and severance charges related to the reorganization of our German and U.K. operations).

     We estimate that foreign currency translation added approximately 1 cent to earnings per share in both the quarter and six-month periods. We expect earnings per share for fiscal year 2005 to be in the range of $1.31 to $1.45 per share, including restructuring and one-time charges for the six months ended January 31, 2005. In light of the cost reduction initiatives, we expect to incur severance and other restructuring costs over the next two quarters; however, because these costs are not estimable at this time, this range does not contemplate such charges.

Back to Contents

Review of Market Segments and Geographies

Market Segments:

     The table below presents sales for the quarter and six-month periods ended January 31, 2005 and January 31, 2004 by market segment, including the effect of exchange rates for comparative purposes. In the first quarter of fiscal 2005, we implemented the first phase of our aforementioned integration plan by integrating our Medical and BioSciences divisions. Accordingly, our BioSciences business, which was formerly reported under our Biopharmaceutical segment, was combined with our Medical segment. Segment information for prior periods has been restated to conform to the current presentation.

Three Months Ended	Jan. 31, 2005	Jan. 31, 2004	% Change	Exchange Rate Difference	% Change in Local Currency

Medical	$110,358	$106,587	3½	$3,323	½
BioPharmaceuticals	77,618	68,023	14	3,495	9

Total Life Sciences	187,976	174,610	7½	6,818	4

General Industrial	183,457	160,712	14	9,126	8½
Aerospace	41,944	42,727	(2)	913	(4)
Microelectronics	56,096	50,036	12	2,072	8

Total Industrial	281,497	253,475	11	12,111	6½

Total	$469,473	$428,085	9½	$18,929	5

Six Months Ended	Jan. 31, 2005	Jan. 31, 2004	% Change		Exchange Rate Difference	% Change in Local Currency

Medical	$205,823	$198,868	3½		$6,423	½
BioPharmaceuticals	148,407	128,036	16		7,050	10½

Total Life Sciences	354,230	326,904	8½		13,473	4

General Industrial	341,678	299,335	14		17,236	8½
Aerospace	80,781	86,270	(6½	)	2,026	(8½	)
Microelectronics	107,516	89,862	19½		3,662	15½

Total Industrial	529,975	475,467	11½		22,924	6½

Total	$884,205	$802,371	10		$36,397	5½

     Life Sciences sales increased 4% in both the quarter and six months compared with the same periods in fiscal 2004. Life Sciences represented approximately 40% of our total sales in the quarter and six months compared with 41% for the same periods last year.

     Within Life Sciences, Medical segment sales in the quarter were flat as growth in the BioSciences portion of the business was offset by a reduction in our Blood Filtration submarket. For the six-month period, Medical segment sales were flat as growth in our Hospital submarket was offset by slight declines in our Blood Filtration and BioSciences submarkets. Sales in Asia, which comprises the smallest portion of our Medical business, grew 7½% in both periods. Sales in Europe were up 4% in the quarter and 2½% for the six months, while sales in the Western Hemisphere were down in the low single digits for both periods. Within Medical, sales in our Blood Filtration submarket were down 4% in the quarter (attributable to a weakness in the Western Hemisphere due primarily to improved inventory management practices at major North American blood centers), while sales in our Hospital submarket grew 1½% (driven by Europe and Asia). For the six months, sales in our Hospital submarket were up 6½%, while sales in our Blood filtration submarket were flat. There continues to be increasing core market demand for our blood filtration products. New water filtration products for medical applications such as the Aquasafe filter are growing and we have introduced our enhanced Bacterial Detection System to blood centers and it has begun contributing to sales. We expect to release our Leukotrap Affinity Prion Reduction Filter for commercial sale in Europe this spring. In BioSciences, the other Medical submarket, sales increased 8% in the quarter, driven by strong growth in the laboratory portion of this business. All geographies contributed to this growth in the quarter. For the

Back to Contents

six months, Biosciences sales were down slightly (Western Hemisphere) as growth in the laboratory sales was offset by a decline in OEM sales. The decline in OEM business resulted from the termination of IV filter usage by a major OEM customer. Overall, we continue to expect sales in our Medical segment to grow in the low-single digit range for the full fiscal year 2005.

     BioPharmaceuticals segment sales increased 9% and 10½% in the quarter and six months, respectively. The growth was driven by strong demand in the biotechnology sector. Systems sales in the quarter and six months increased 60% and 84%, respectively, compared with the same periods last year. By geography, the growth in BioPharmaceuticals for the quarter and six months was driven by double-digit gains in the Western Hemisphere and Asia. Sales in Europe were up in the low single-digits in both periods. Industry reports suggest that the plasma industry is projected to recover later this fiscal year 2005. The significant growth in systems sales bodes well for future sales of our disposable products. Overall, for the full fiscal year 2005, we continue to expect sales in our BioPharmaceuticals segment to grow in the high single digits.

     Our Industrial business accounted for approximately 60% of total sales in the quarter and six months similar to the 59% for the same periods last year. Industrial sales grew 6½% in both the quarter and six months as compared to the same periods of fiscal 2004. Sales in our Microelectronics segment in the quarter increased 8% in the quarter and 15½% for the six months, while General Industrial segment sales, which accounted for about 65% of our Industrial business, were up 8½% in both periods. Aerospace sales were down 4% in the quarter and 8½% for the six-month period.

     The increase in sales in our General Industrial segment for the quarter and six months was driven by double-digit growth in our Fuels & Chemicals and Water Processing submarkets. Sales in our Fuels & Chemicals submarket grew 19% in both the quarter and six months driven by double-digit growth rates in all geographies. The growth in this market reflects energy availability concerns and environmental pressures. Water Processing sales grew 24½% and 25½% in the quarter and six months, respectively. Water processing sales in Asia increased over 200% in the quarter (over 100% for the six months), driven by the sale of equipment to remediate water in China. Environmental concerns in Asia (particularly in China and Korea) are driving growth for our landfill leachate systems. Sales in the Western Hemisphere increased 9% and 30½% in the quarter and six months, respectively, driven by tighter EPA regulations. Sales in Europe increased 21½% in the quarter and were flat year-to-date. Sales in our Power Generation submarket increased 3½% in the quarter driven by growth in Asia (65½%) and Europe (22½%). Sales in the Western Hemisphere were down, although we are seeing improving business conditions with customers taking the first steps to increase capacity, modernize equipment and address environmental concerns. For the six months, sales grew 13% with a similar trend evident. Sales in our Machinery & Equipment submarket increased 9% and 4% in the quarter and six months, respectively. By geography, double-digit growth in both periods in the Western Hemisphere and Asia was partly offset by a shortfall in Europe. Sales in Europe werereduced due to the staggered sale of our German machine and tool business in the first quarter of fiscal 2005 and in the second quarter of fiscal 2004. Excluding prior year sales related to the machine and tool business in Germany, overall Machinery & Equipment sales were up 15½% and 12% on a pro forma basis for the quarter and six months, respectively. Food & Beverage sales declined 3½% and 1½% in the quarter and six months, respectively. Orders grew 8½% in the quarter driven by Asia. The order growth in Asia reflects systems orders, as most investments for new plants or plant expansions are currently going into this region. Overall, we expect sales in our General Industrial segment to grow in the high single digits for the full year fiscal 2005.

     Aerospace sales decreased 4% and 8½% in the quarter and six months, respectively reflecting the timing of large projects in the Military and Marine Water portion of this business. Excluding Marine Water, the commercial portion of our Aerospace business was up 3½% in the quarter and 9% for the six-month period. We are seeing positive signs in the commercial market as OEM airframe customers are increasing their production plans and global air travel is up. By geography, sales were down in the quarter in both Europe (primarily Marine Water) and Asia (primarily Military). In the Western Hemisphere, sales were up slightly in the quarter as an increase in Commercial sales was partly offset by a decline in Military sales. For the six-month period, Aerospace sales were down in all geographies. We expect full year Aerospace sales to be down slightly compared with fiscal 2004.

     Microelectronics sales grew 8% and 15½% in the quarter and six months, respectively. Growth in the quarter and six months was driven by the Western Hemisphere and Asia. Sales in Europe, the smallest of our Microelectronics’ markets, were down in both periods. The microelectronics industry is showing signs of slowing, particularly in the U.S. and Europe, and to a lesser extent, Asia. We continue to diversify and expand into the macroelectronics market, which is not tied to the cyclicality of the semiconductor industry. Based on these factors, we now expect sales growth in this segment of less than 10% for the full year fiscal 2005.

     The consolidated operating profit as a percentage of sales was 15.0% in the quarter as compared to 15.3% last year. For the six months, operating profit was 14.5% as compared to 14.9% last year. The operating profit details

Back to Contents

for the quarter and six-month periods ended January 31, 2005 and January 31, 2004 can be found in the Segment Information and Geographies note accompanying the condensed consolidated financial statements.

     In Life Sciences, overall operating profit as a percentage of sales in the quarter increased to 19.2% from 17.6% last year, reflecting an increase in Medical operating profit margin, partly offset by a decline in BioPharmaceuticals. For the six months, Life Sciences operating profit as a percentage of sales in the quarter improved to 18.9% with the same trend evident as in the quarter. Operating profit dollars increased $5,421 or 17½% in the quarter and $11,204 or 20% in the six months.

     Within Life Sciences, Medical operating profit in the quarter improved to 15.9% from 12.7% last year. For the six months, operating profit improved to 15.2% from 11.7%. Operating profit dollars increased $3,946 or 29% in the quarter and $8,015 or 34½% in the six months. The improvement in operating profit reflects the impact of our cost reduction programs, particularly with manufacturing efficiencies.

     Operating profit in BioPharmaceuticals was 24% of sales as compared to 25.2% last year. For the six months, operating profit was 24% as compared to 25.3% last year. The decline in operating profit margin reflects increased system sales, which carry a lower margin. Operating profit dollars increased $1,475 or 8½% in the quarter and $3,189 or 10% in the six months, generated by the strong growth in sales.

     Overall operating profit margins in Industrial were 12.2% as compared with 13.7% last year. For the six months, overall Industrial operating profits were 11.5% as compared with 13.4% last year. General Industrial operating profit in the quarter was 9.3% as compared to 8.4% last year. For the six months, operating profit margin was on par with last year at 8.8%. Operating profit dollars in the quarter increased 26% to $16,988 reflecting the sales growth and margin improvement, partially offset by systems sales, as discussed previously. For the six months, operating profit dollars increased 14½% to $30,180. Aerospace operating profit in the quarter was 17.4% as compared to 25% last year, while operating profit dollars declined by $3,368, or 31½%. For the six months, operating profit margin declined to 15.3%, while operating profit dollars decreased by $9,651, or 44%. The shortfall in operating profit margin and dollars reflects lower military and marine water sales as discussed previously. Microelectronics operating profit in the quarter decreased to 17.9% from 20.9% last year, while operating profit dollars were a healthy $10,069. For the six months, operating profit margin increased to 17.3%, while operating profit dollars grew $3,382, or 22%, reflecting the strong growth in sales as discussed above.

     Geographies:

     The table below presents sales for the quarter and six-month periods ended January 31, 2005 and January 31, 2004 to unaffiliated customers by geography, including the effect of exchange rates for comparative purposes.

Three Months Ended	Jan. 31, 2005	Jan. 31, 2004	% Change	Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$167,334	$158,343	5½	$435	5½
Europe	191,851	178,674	7½	14,334	(½	)
Asia	110,288	91,068	21	4,160	16½

Total	$469,473	$428,085	9½	$18,929	5

Six Months Ended	Jan. 31, 2005	Jan. 31, 2004	% Change	Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$319,612	$300,330	6½	$888	6
Europe	361,609	338,397	7	28,494	(1½	)
Asia	202,984	163,644	24	7,015	20

Total	$884,205	$802,371	10	$36,397	5½

     By geography, sales in the Western Hemisphere increased 5½% in the quarter and 6% in the six months compared with last year, driven by strong growth in BioPharmaceuticals, General Industrial and Microelectronics. Exchange rates increased sales in the quarter and six months by $435 and $888, primarily related to the strengthening of the Canadian Dollar, resulting in reported sales growth of 5½% of 6½%, respectively. Operating profit in the quarter increased to 16% of sales as compared with 11.9% last year. For the six months, operating profit improved to 14.7% from 11.6% last year. Operating profit dollars increased $10,809, or 45% in the quarter and $17,130, or 38½% in the six months reflecting the improvement in margin as well as the growth in sales.

Back to Contents

     In Europe, sales in the quarter were flat as double-digit growth in our Power Generation, Fuels & Chemicals and Water Processing submarkets was offset by shortfalls in Aerospace and Microelectronics as well as the impact of the sale of the machine and tool business discussed above. For the six months, sales were down slightly (growth in Power Generation and Fuels & Chemical sales offset by Aerospace and Microelectronics shortfalls and the sale of the machine and tool business). The strengthening of European currencies added $14,334 and $28,494 in sales resulting in reported sales growth of 7½% and 7% in the quarter and six months, respectively. Operating profit was 9.2% of sales as compared to 12.3% last year, while operating profit dollars were $20,497, a decrease of 17%. For the six months, operating profit margin declined to 9.9%, while operating profit dollars were $41,511, down 12½%.

     Sales in Asia increased 16½% and 20% in the quarter and six months, respectively. The strengthening of Asian currencies added $4,160 and $7,015 in sales, resulting in reported sales growth of 21% and 24% in the quarter and six months, respectively. The increase in sales reflects strong growth in BioPharmaceuticals, General Industrial and Microelectronics sales as cited above. Operating profit margin in the quarter was 14.7% as compared with 18.4% last year, reflecting the impact of increased systems sales in this region. For the six months, a similar trend was evident. Operating profit dollars in the quarter and six months were a healthy $16,453 and $29,764, respectively.

     General Corporate expenses increased $1,343 in the quarter compared with the same period last year due to increased medical insurance costs. For the six months, general corporate expenses decreased $1,051, reflecting the impact of our cost reduction initiatives as well as a decline in consulting expenses related to such initiatives.

Liquidity and Capital Resources

     On August 24, 2004, we entered into a $300,000 unsecured senior revolving credit facility with a syndicate of banks, which expires on August 24, 2009. Simultaneously, we borrowed $125,000 under this facility and used the proceeds principally to repay (1) $71,200 ($54,000 outstanding as of July 31, 2004) of borrowings under our existing $200,000 unsecured senior revolving credit facility entered into on August 29, 2000, (2) the $50,000 balance due on a $100,000 bank loan which otherwise was to mature on October 18, 2007 and (3) various fees associated with the new facility. Both the $200,000 revolving credit facility and the $100,000 term loan were terminated upon the execution of the new revolving creditfacility. As a result of the new revolving credit facility, our borrowing capacity has increased by $50,000. On December 17, 2004, we terminated “fixed to variable” interest rate swaps (notional amounts of $230,000) with a syndicate of banks for a cost of approximately $10,000, representing the fair value of the swaps at the date of termination. These swaps related to the $280,000, 6% senior notes due August 1, 2012. The cost of terminating these swaps is being amortized to interest expense over the remaining life of the notes. For more detail regarding the termination of these swaps, refer to the Long-term Debt note accompanying the condensed consolidated financial statements.

     Net cash provided by operating activities for the six months of fiscal 2005 was $65,417, an increase of $4,308 as compared with the six months of fiscal 2004. The increase in cash flow reflects the impact of increased earnings partly offset by changes in working capital items, particularly inventory and income tax payable.

     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $25,434 for the six months of fiscal 2005, as compared with $35,948 for the same period of fiscal 2004. The decrease in free cash flow reflects a higher level of capital expenditures and changes in working capital items as discussed above, partly offset by the impact of increased earnings. For the full fiscal year 2005, we expect free cash flow to approximate $190,000 – $200,000 (therefore operating cash flow is estimated to be approximately $270,000) based upon the mid-point of the earnings guidance above, capital expenditures of $70,000 – $80,000, depreciation and amortization expense of approximately $90,000 and assuming no changes in working capital. We believe this measure is important because it is a key element of our planning. We utilize free cash flow, which is a non-GAAP measure, as one way to measure our current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities:

	Six Months Ended Jan. 31, 2005	Six Months Ended Jan. 31, 2004	Fiscal Year 2004

Net cash provided by operating activities	$65,417	$61,109	$191,946
Less capital expenditures	39,983	25,161	61,262

Free cash flow	$25,434	$35,948	$130,684

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at January 31, 2005 to those at July 31, 2004, the European currencies and the Yen have strengthened against the U.S. dollar.

Back to Contents

     Working capital was approximately $713,500, a ratio of 2.8 at January 31, 2005 as compared with $651,000, a ratio of 2.6 at year-end fiscal 2004. Accounts receivable days sales outstanding were 85 days, on par with the second quarter of fiscal 2004. Inventory turns, for the four quarters ended January 31, 2005, were 3.0 as compared to 3.1 at July 31, 2004. The effect of foreign exchange increased net inventory, net accounts receivable and other current assets by $11,727, $21,522 and $2,643, respectively, as compared with year-end fiscal 2004. Additionally, foreign exchange increased accounts payable and other current liabilities by $10,789 and income taxes payable by $97. Overall, net debt (debt net of cash, cash equivalents and short-term investments), as a percentage of total capitalization (net debt plus equity), was 24.9%. Net debt increased by approximately $38,500 compared with year-end fiscal 2004. The impact of foreign exchange rates (primarily on cash) reduced net debt by $11,100, while the fair value adjustment and the termination of our fixed tovariable interest rate swaps carried as part of debt increased net debt by approximately $3,700. As such, the actual cash increase in our net debt was approximately $45,900 for the six months ended January 31, 2005. Total gross debt increased approximately $58,400 as compared with year-end fiscal 2004. Foreign exchange rates increased gross debt by $2,700, while the fair value adjustment and the termination of our fixed to variable interest rate swaps carried as part of debt increased gross debt by approximately $3,700. As such, the actual cash increase in our gross debt was approximately $52,000 for the six months ended January 31, 2005. The increased debt level at January 31, 2005 reflects the buyback of our stock in fiscal 2004 and in fiscal 2005, totaling approximately $105 million to date and the acquisition of BioSepra in the current quarter for approximately $32,000.

     Proceeds from stock plans were $34,531 in the first six months of fiscal 2005. Capital expenditures were $39,983 for the six months ended January 31, 2005 ($22,437 was expended in the current quarter). Depreciation was $21,393 and $42,013 for the quarter and six months, respectively. Amortization expense was $1,499 in the quarter and $3,017 for the six-month period. Capital expenditures are expected to be in the range of $70,000 – $80,000 in fiscal 2005, while depreciation and amortization expense are expected to total approximately $90,000.

     On October 17, 2003, our Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of our common stock. Furthermore, on October 14, 2004, our Board of Directors authorized an additional expenditure of another $200,000 to repurchase shares. During fiscal 2004 and in the first quarter of fiscal 2005, we repurchased stock of $75,000 and $29,998, respectively. This leaves $295,002 remaining of the $400,000 the Board of Directors authorized for share repurchases. For the full fiscal year 2005, we expect to repurchase stock of $80,000. In the first six months of fiscal 2005, we paid dividends of $22,233. We increased our quarterly dividend to $.10 cents per share from the previous level of $0.09 effective as of January 20, 2005. We expect to pay dividends of about $48,000 for the full fiscal year 2005.

     At January 31, 2005, we owned 6,175 shares of the common stock of VITEX at an adjusted cost basis (original cost less any impairment losses previously recorded) of $0.80 per share or $4,940. Our investment in VITEX has been recorded at the January 31, 2005 fair market value of $1.05 per share, or $6,483 in the accompanying condensed consolidated balance sheet. During the first quarter of fiscal 2005, we recorded an impairment charge of $2,875 related to our investment in VITEX as its decline in fair market value was deemed to be other-than-temporary. For more detail regarding our investment in VITEX, refer to the Other Non-Current Assets note accompanying the condensed consolidated financial statements.

     We consider our existing lines of credit, along with the cash generated from operations, to be sufficient for both short-term and long-term growth.

Recently Issued Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material requiring that such items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will become effective for fiscal years beginning after June 15, 2005. We are in the process of assessing the effect of SFAS No. 151 on our consolidated financial statements.

     On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). FSP FAS 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) exception regarding non-recognition of deferred tax liabilities and requires explanatory disclosures from those who need the additional time. Through January 31, 2005, we have not provided deferred taxes on the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations. Whether we will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional or Treasury Department guidance, before a determination can be made. The range of reasonably possible amounts, based upon the law, that are being considered for repatriation due to the aforementioned provision is between zero and $500,000. The related potential range of income tax is between zero and $26,250.

Back to Contents

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP FAS 109-1”). FSP FAS 109-1 clarifies that the qualified production activities deduction should be treated as a special deduction as described in SFAS No. 109. The impact of the deduction will be reported in the period in which the deduction is claimed. We are in the process of assessing the effect of FSP FAS 109-1 on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchange transactions in fiscal periods beginning after June 15, 2005. We do not believe adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

     In December 2004, the FASB revised SFAS No. 123, “Share-Based Payment” (“SFAS No. 123(R)”) which supercedes SFAS No. 123 and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”). SFAS No. 123(R) addresses the accounting for shared-based payment transactions (excluding employee stock-ownership plans) in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires the company to recognize the grant-date fair-value of equity-based compensation, issued to employees, in the income statement. SFAS No. 123(R) eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB No. 25, which had been permitted in SFAS No. 123 as originally issued. SFAS No. 123(R) will be effective for the Company starting with our first quarter in fiscal 2006. We are currently assessing which option pricing model (Binomial Lattice or Black Scholes) we will implement upon adoption of SFAS No. 123(R) as well as the impact of adopting SFAS No. 123(R) on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     During the period from the Company’s fiscal 2004 year end (July 31, 2004) to the end of the Company’s second fiscal quarter (January 31, 2005), there was no material change in the market risk information previously reported in Item 7A of the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2004.

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

     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal second quarter ended January 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and

Back to Contents

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

     In February 2004, the Court instructed Gelman to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan. Gelman has submitted its Feasibility Study as instructed. The State also submitted its plan for remediating this area of contamination to the Court. On September 8, 2004, the Court advised the parties that it would issue an order modifying its previous REO to address the recently discovered contamination.

     On December 17, 2004, the Court issued its Order and Opinion Regarding Remediation of the Contamination of the Unit E Aquifer (the “Unit E Order”). The Court adopted, with limited modifications, the Company’s remediation plan for this area of contamination. The Court also noted that the Company was in compliance with the Court’s previous REO. The State has not appealed the Unit E Order. The Company is now in the process of implementing the requirement of the Order.

     On May 12, 2004, the City of Ann Arbor, Michigan filed a lawsuit against Gelman Sciences Inc. d/b/a Pall Life Sciences in Washtenaw County Circuit Court. The City’s suit seeks damages, including the cost of replacing a municipal water supply well allegedly affected by the groundwater contamination, as well as injunctive relief in the form of an order requiring Pall Life Sciences to remediate the soil and groundwater beneath the City. The contaminant levels allegedly detected in the municipal well at issue, however, are well below applicable cleanup standards and Pall Life Sciences will vigorously defend against the claim.

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

Back to Contents

     On December 3, 2004, a third-party action was commenced against the Company in the United States District Court for the Eastern District of New York in connection with ground water contamination. Plaintiff Anwar Chitayat (“Chitayat”) seeks recovery against defendants Vanderbilt Associates and Walter Gross for environmental costs allegedly incurred, and to be incurred, in connection with the disposal of hazardous substances from property located in Hauppauge, New York (the Site). The Site is a property located in the same industrial park as a Company facility. Walter Gross claims that the Company is responsible for releasing hazardous substances into the soil and groundwater at its property which then migrated to the Site. Walter Gross seeks indemnification and contribution under Section 113 of CERCLA from third-party defendants in the event he is found liable to Chitayat. The plaintiff has moved to amend his complaint to add a claim for contribution under Section 113 of CERCLA against the Company, and the Company is opposing this proposed amendment.

     The Company’s condensed consolidated balance sheet at January 31, 2005 contains environmental liabilities of $26,597,000 which relates mainly to the aforementioned remediation. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.

     Reference is also made to the Contingencies and Commitments note in the notes accompanying the condensed consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Shareholders of the Company was held on November 17, 2004.

(b)	Not required. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s director nominees as listed in the proxy statement and all of management’s nominees were elected.

(c)	The matters voted upon and the results of the voting were as follows:

Proposal I – Election of Directors

Holders of 112,098,532 shares of common stock voted either in person or by proxy for the election of four directors. The number of votes cast for each nominee were as indicated below:
Director	Total vote for each director	Total vote withheld each director

John H.F. Haskell, Jr.	110,659,168	1,439,364
Katharine L. Plourde	109,302,365	2,796,167
Heywood Shelley	109,593,918	2,504,614
Edward Travaglinati	107,612,223	4,486,309

Proposal II – Approval of the 2005 Stock Compensation Plan

The 2005 Stock Compensation Plan was approved as follows:
Shares for	Against	Abstentions	Broker Non-Vote

91,040,293	6,676,420	978,712	13,403,107

(d) Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

See the exhibit index for a list of exhibits filed herewith or incorporated by reference herein.

Back to Contents

(b)	Reports on Form 8-K

On November 22, 2004, the Company filed Form 8-K under Item 2.05, Costs Associated with Exit or Disposal Activities.

On December 3, 2004, the Company filed Form 8-K under Items 2.02, Results of Operations and Financial Condition and 9.01, Financial Statements and Exhibits. A press release announcing operating results and financial condition for the first quarter ended October 31, 2004 was furnished as exhibit 99.

On December 15, 2004, the Company filed Form 8-K under Items 1.01, Entry into a Material Definitive Agreement and 9.01, Financial Statements and Exhibits. The Pall Corporation 2005 Stock Compensation Plan was incorporated by reference as exhibit 99, as it had been originally filed as an exhibit to the Company’s Form 10-K for the year ended July 31, 2004.

On December 22, 2004, the Company filed Form 8-K under Item 1.02, Termination of a Material Definitive Agreement.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

March 14, 2005	/s/ MARCUS WILSON

Marcus Wilson
President
Chief Financial Officer

March 14, 2005	/s/ LISA MCDERMOTT

Lisa McDermott
Vice President – Finance
Chief Accounting Officer

Back to Contents

     EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	By-Laws of the Registrant as amended on July 15, 2003, filed as exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 2, 2003.

10.1*‡	Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.2‡†	Form of Notice of Grant of Restricted Stock Units Under Pall Corporation 2005 Stock Compensation Plan.

10.3‡†	Form of Notice of Grant of Annual Award Units Under Pall Corporation 2005 Stock Compensation Plan.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Incorporated herein by reference.

† Exhibits filed herewith

‡ Management contract or compensatory plan or arrangement.