Form 10-Q
period 2005-04-30
PALL CORP
filed 2005-06-09
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2005
or

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

The number of shares of the registrant’s common stock outstanding as of June 6, 2005 was 124,391,411.

Back to Contents

Back to Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Apr. 30, 2005	July 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$182,297	$207,277
Accounts receivable, net	484,160	468,905
Inventories, net	375,001	302,861
Other current assets	98,617	90,772

Total current assets	1,140,075	1,069,815
Property, plant and equipment, net	620,800	600,383
Goodwill, net	271,916	239,660
Intangible assets, net	41,590	44,129
Other non-current assets	177,224	186,396

Total assets	$2,251,605	$2,140,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$351,604	$338,392
Income taxes	11,125	42,642
Current portion of long-term debt	31,243	30,514
Notes payable to banks	30,206	28,968

Total current liabilities	424,178	440,516
Long-term debt, net of current portion	528,105	488,686
Deferred taxes and other non-current liabilities	140,160	156,742

Total liabilities	1,092,443	1,085,944

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	118,875	115,489
Retained earnings	1,038,537	984,117
Treasury stock, at cost	(95,502)	(92,047)
Stock option loans	(1,522)	(2,308)
Accumulated other comprehensive income (loss):
Foreign currency translation	126,148	77,585
Minimum pension liability	(37,559)	(37,559)
Unrealized investment losses	(2,560)	(3,275)
Unrealized losses on derivatives	(51)	(359)

	85,978	36,392

Total stockholders’ equity	1,159,162	1,054,439

Total liabilities and stockholders’ equity	$2,251,605	$2,140,383

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	Apr. 30, 2005	Apr. 30, 2004	Apr. 30, 2005	Apr. 30, 2004

Net sales	$493,543	$463,921	$1,377,748	$1,266,292
Cost of sales	248,554	233,634	707,955	649,071

Gross profit	244,989	230,287	669,793	617,221

Selling, general and
administrative expenses	161,461	147,972	464,906	423,517
Research and development	15,498	15,707	43,118	43,200
Restructuring and other
charges, net	4,292	681	15,253	10,646
Interest expense, net	7,084	4,797	18,937	15,040

Earnings before income
taxes	56,654	61,130	127,579	124,818
Income taxes	12,976	14,616	30,157	28,780

Net earnings	$43,678	$46,514	$97,422	$96,038

Earnings per share:
Basic	$0.35	$0.37	$0.78	$0.76
Diluted	$0.35	$0.37	$0.78	$0.76

Dividends declared per share	$0.10	$0.09	$0.29	$0.27

Average shares outstanding:
Basic	124,869	126,053	124,535	125,856
Diluted	125,924	127,190	125,481	126,960

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	Apr. 30, 2005	Apr. 30, 2004

Operating activities:
Net earnings	$97,422	$96,038
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	15,253	10,646
Depreciation and amortization of long lived assets	67,673	66,566
Other	2,580	(7,734)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	(103,760)	(42,944)

Net cash provided by operating activities	79,168	122,572

Investing activities:
Acquisitions of businesses, net of cash acquired	(32,546)	(3,855)
Dispositions of businesses	1,734	1,850
Strategic investments	915	(2,128)
Capital expenditures	(59,361)	(39,813)
Proceeds from disposals of fixed assets	3,655	6,161
Proceeds from sale of retirement benefit assets	16,290	20,867
Purchases of retirement benefit assets	(16,118)	(20,843)
Other	(2,678)	(2,338)

Net cash used by investing activities	(88,109)	(40,099)

Financing activities:
Notes payable	(767)	5,029
Long-term borrowings	130,575	36,017
Repayments of long-term debt	(105,057)	(50,228)
Net proceeds from stock plans	43,543	41,616
Purchase of treasury stock	(49,998)	(45,000)
Payment to terminate interest rate swaps	(10,044)	—
Dividends paid	(34,673)	(33,845)

Net cash used by financing activities	(26,421)	(46,411)

Cash flow for period	(35,362)	36,062
Cash and cash equivalents at beginning of year	207,277	149,753
Effect of exchange rate changes on cash	10,382	6,699

Cash and cash equivalents at end of period	$182,297	$192,514

Supplemental disclosures:
Interest paid	$26,928	$16,546
Income taxes paid (net of refunds)	57,518	47,513
Non-cash investing and financing activities:
Capital lease entered into for new building	6,439	—

     See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial information included herein is unaudited. Such information reflects all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. Adjustments, which in the opinion of management, are not of a normal recurring nature, are reflected in the restructuring and other charges, net, line item in the condensed consolidated statements of earnings. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (“2004 Form 10-K”).

Certain prior year amounts have been reclassified to conform to the current year presentation.

STOCK PLANS

On September 17, 2004, the Company’s Board of Directors, (the “Board”) unanimously adopted the 2005 Stock Compensation Plan (the “2005 Plan”) subject to approval by the Company’s shareholders, which provided for the issuance of up to 5,000 shares, and amended the 2001 Stock Option Plan for Non-Employee Directors to reduce the total number of shares remaining available for grants made under that plan from 261 to 150. The 2005 Plan permits the Company to grant to its employees forms of equity compensation in addition to stock options (that is, restricted shares, restricted units, performance shares and performance units). The Company’s shareholders approved the 2005 Plan at the annual shareholders’ meeting on November 17, 2004. All other Company stock option plans have been terminated by the Board effective November 17, 2004, but options outstanding thereunder will remain in effect in accordance with their terms.

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), to account for its stock plans.

The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for its stock-based compensation plans using the Black-Scholes option pricing model to determine the fair value of stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”):

	Three Months Ended		Nine Months Ended

	Apr. 30, 2005	Apr. 30, 2004	Apr. 30, 2005	Apr. 30, 2004

Net earnings, as reported	$43,678	$46,514	$97,422	$96,038
Pro forma stock compensation expense, net of tax benefit	2,934	2,915	8,668	8,654

Pro forma net earnings	$40,744	$43,599	$88,754	$87,384

Earnings per share:
Basic—as reported	$.35	$.37	$.78	$.76
Basic—pro forma	$.33	$.35	$.71	$.69
Diluted—as reported	$.35	$.37	$.78	$.76
Diluted—pro forma	$.32	$.34	$.71	$.69

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material requiring that such items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will become effective for fiscal years beginning after June 15, 2005. Company management is in the process of assessing the effect of SFAS No. 151 on its consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP FAS 109-2”). FSP FAS 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) exception regarding non-recognition of deferred tax liabilities and requires explanatory disclosures from those who need the additional time. As of April 30, 2005, the Company has not provided deferred taxes on the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations. The extent to which the Company will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional or Treasury Department guidance, before a determination can be made. The range of reasonably possible amounts, based upon the law, that are being considered for repatriation due to the aforementioned provision is between zero and $500,000. The related potential range of income tax is between zero and $26,250.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP FAS 109-1”). FSP FAS 109-1 clarifies that the qualified production activities deduction should be treated as a special deduction as described in SFAS No. 109. The impact of the deduction will be reported in the period in which the deduction is claimed. Company management is in the process of assessing the effect of FSP FAS 109-1 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchange transactions in fiscal periods beginning after June 15, 2005. Company management does not believe adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123, Share-Based Payment (“SFAS No. 123(R)”) which supercedes SFAS No. 123 and APB No. 25. SFAS No. 123(R) addresses the accounting for shared-based payment transactions (excluding employee stock-ownership plans) in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires the company to recognize the grant-date fair-value of equity-based compensation issued to employees in the income statement. SFAS No. 123(R) eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB No. 25, which had been permitted in SFAS No. 123 as originally issued. SFAS No. 123(R) will become effective for fiscal years beginning after June 15, 2005. Additionally, in March 2005, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”), which provided additional guidance on certain implementation issues with respect to SFAS No. 123(R). Company management is currently assessing which option pricing model (Binomial Lattice or Black Scholes) it will implement upon adoption of SFAS No. 123(R) as well as the impact of adopting SFAS No. 123(R) on its consolidated financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”). FIN No. 47 describes a conditional asset retirement obligation as a legal obligation to perform an asset retirement activity whose timing or method of settlement is conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. Thus, the timing or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. Company management is in the process of assessing the effect of FIN No. 47 on its consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which will require entities that voluntary make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

NOTE 3 – ACQUISITIONS

On November 30, 2004, the Company acquired the BioSepra Process Division (“Biosepra”) from Ciphergen Biosystems, Inc. The purchase price was approximately $32,000, net of cash and debt, subject to a post closing adjustment of the purchase price based upon certain quantitative thresholds as defined in the purchase agreement. The adjustment to the purchase price was finalized on April 11, 2005, resulting in a reduction in the purchase price of approximately $1,100. Biosepra develops, manufactures and markets chromatography sorbents for use in the purification of protein in drug development and production.

On January 21, 2005, the Company acquired Euroflow (UK) of Stroud, England (“Euroflow”). The purchase price was $1,466, net of cash. Euroflow manufactures pilot and production scale chromatography columns for the biotechnology industry. The Company has held exclusive global marketing and distribution rights to Euroflow chromatography columns and associated technologies since 2002.

The acquisitions are being accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 requires that the total cost of the acquisitions be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations that have not progressed to a stage where there is sufficient information to make such allocations. As such, the cost of the acquisitions has been preliminarily allocated in the accompanying condensed consolidated balance sheet at April 30, 2005. The results of these valuations will result in revisions to the purchase price allocation that may be significant and will be reported in future periods, as increases and decreases to the excess cost over net assets acquired and liabilities assumed.

The following table summarizes the preliminary allocation of the purchase prices to the assets acquired and liabilities assumed at the dates of the acquisitions:

Purchase price	$38,349
Transaction costs	497

Total purchase price	38,846
Cash acquired	7,470

Total purchase price, net of cash acquired	31,376

Accounts receivable, net	1,701
Inventories	7,757
Other current assets	1,340
Property plant and equipment, net	6,771
Other non-current assets	248

Total assets acquired	17,817

Accounts payable and other current liabilities	3,663
Long-term debt	2,562
Due to the Company (Euroflow)	9,255
Other non-current liabilities	630

Total liabilities assumed	16,110

Excess cost over book value of net assets acquired	$29,669

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

Based upon the markets Biosepra and Euroflow serve, the excess of cost over the fair value of the net assets acquired was assigned to the Company’s BioPharmaceutical segment. The goodwill related to the Biosepra and Euroflow acquisitions is not tax deductible. Pro forma financial information related to the acquisitions has not been provided, as it is not material to the Company.

NOTE 4 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	Apr. 30, 2005	July 31, 2004

Accounts receivable, net:
Accounts receivable	$499,019	$480,967
Less: Allowances for doubtful accounts	14,859	12,062

	$484,160	$468,905

Inventories:
Raw materials and components	$116,400	$88,341
Work-in-process	66,831	45,747
Finished goods	191,770	168,773

	$375,001	$302,861

Property, plant and equipment, net:
Property, plant and equipment	$1,312,545	$1,216,447
Less: Accumulated depreciation and amortization	691,745	616,064

	$620,800	$600,383

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following table presents goodwill, net of accumulated amortization, allocated by reportable segment in accordance with SFAS No. 142:

	Apr. 30, 2005	July 31, 2004

Medical	$29,132	$28,433
BioPharmaceuticals	58,633	28,602

Life Sciences	87,765	57,035

General Industrial	156,073	154,753
Aerospace	6,437	6,127
Microelectronics	21,641	21,745

Industrial	184,151	182,625

	$271,916	$239,660

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

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

Intangible assets, net, consist of the following:

	Apr. 30, 2005

	Gross	Accumulated Amortization	Net

Patents and unpatented technology	$78,443	$39,920	$38,523
Trademarks	3,737	1,665	2,072
Other	5,093	4,098	995

	$87,273	$45,683	$41,590

	July 31, 2004

	Gross	Accumulated Amortization	Net

Patents and unpatented technology	$76,724	$36,108	$40,616
Trademarks	3,619	1,432	2,187
Other	5,090	3,764	1,326

	$85,433	$41,304	$44,129

Amortization expense for these intangible assets for the three and nine months ended April 30, 2005 was $1,498 and $4,457, respectively. Amortization expense for these intangible assets for the three and nine months ended April 30, 2004 was $2,374 and $6,392, respectively. Amortization expense, excluding any impact that may arise from amortizable intangible assets purchased in the aforementioned acquisitions, is estimated to be approximately $1,507 for the remainder of fiscal 2005, $5,958 in 2006, $5,948 in 2007, $4,943 in 2008, $4,531 in 2009 and $4,610 in 2010.

NOTE 6 – OTHER NON-CURRENT ASSETS

At April 30, 2005, the Company owned 617.5 shares of the common stock of V.I. Technologies, Inc. (“VITEX”), (as adjusted for the one for ten reverse stock split declared by VITEX on March 15, 2005; the number of shares and per share amounts within this note for periods before the subject stock split have all been restated for the one for ten stock split for comparability purposes). At July 31, 2004, the Company’s cost basis, as adjusted by previous impairment charges, in this investment was $12.70 per share. The market price of VITEX shares traded between $2.49 and $11.90 per share during the time period August 1, 2004 to April 30, 2005. Company management believes that this volatility is related to the following events: (1) VITEX’s amended merger agreement with Panacos Pharmaceuticals, which was announced on November 8, 2004 and closed on March 10, 2005, (2) the notification to VITEX on November 10, 2004 from the NASDAQ Stock Market informing them that VITEX did not comply with the $10,000 minimum stockholders’ equity requirement for continued listing; such noncompliance was cured on March 30, 2005, (3) VITEX’s announcement on November 23, 2004, of the temporary suspension of enrollment in its Phase III surgical study for its INACTINE ™ pathogen reduction system, following identification of an immune response in one patient in the study, and (4) VITEX’s announcement on March 7, 2005, that it received a going concern qualification in its auditor’s audit report which was included in its 2004 Form 10-K filed with the Securities and Exchange Commission. To address liquidity concerns, VITEX has announced the completion of an offering of common stock, resulting in total proceeds of approximately $2,500 and completed a $20,000 private placement.

Company management concluded that its investment in VITEX was other-than-temporarily impaired at October 31, 2004. As such, the Company recorded an impairment charge of $2,875 in the first quarter to write down its investment in VITEX to its then fair market value of $8.00 per share. (Refer to the Restructuring and Other Charges, Net note.) At April 30, 2005, the shares are reflected in the accompanying condensed consolidated balance sheet at its then market value of $1,908; such unrealized loss having been reflected as a decrease in Other Comprehensive Income. The Company is continuing to monitor developments with its investment in VITEX.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 7 – TREASURY STOCK

     On October 17, 2003, the Board authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. On October 14, 2004, the Board authorized the additional expenditure of up to another $200,000 for the repurchase of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the first nine months of fiscal 2005, the Company purchased 1,974 shares in open-market transactions at an aggregate cost of $49,998 with an average price per share of $25.33. Therefore, $275,002 remains available to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.

     During the nine months ended April 30, 2005, 1,978 shares were issued under the Company’s stock-based compensation plans. At April 30, 2005, the Company held 3,934 treasury shares.

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

On December 17, 2004, the Company terminated interest rate swaps with a notional amount of $230,000 and related to the $280,000 6% senior notes (the “Notes”) due August 1, 2012. These swaps required the Company to make payments at a variable rate based on LIBOR and receive payments at a fixed rate of 6%.

The Company paid approximately $10,000 to terminate the swaps, which represented the fair market value of the swaps at the date of termination (fair market value represents the present value of expected net settlements due to the syndicate of banks through the maturity date of the Notes (August 1, 2012) as a result of the difference between the fixed rate of 6% and the syndicate of banks’ projected variable rate based on LIBOR); there were no penalties incurred by the Company in connection with the termination of the swaps. This amount, together with the net settlement of approximately $900 due to the Company through the date of termination, is being amortized to interest expense over the remaining life of the Notes.

The Company has the option to redeem the Notes as well as the $100,000 senior notes (fixed rate of 7.83%) due in 2010, prior to their maturity. If the Company redeems any of these notes prior to their respective maturities, the Company would be required to remit make-whole payments to the note holders. At April 30, 2005, had all of the debt under these notes been redeemed, the Company would have been required to pay approximately $19,600 and $16,100, respectively.

The Notes and the interest rate swaps were previously disclosed in the Notes Payable and Long-term Debt note, and the Financial Instruments and Risks and Uncertainties note, to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

On June 2, 2005, the Company received a commitment from a financial institution to refinance, until June 20, 2007, its Yen 3 billion loan (approximately $29,000), which is due in its entirety on June 20, 2005. The terms of the commitment will require the Company to make interest payments at a floating rate based upon Yen LIBOR. On

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

May 9, 2005, the Company entered into a forward dated “receive variable, pay fixed” interest rate swap related to this commitment (notional amount Yen 3 billion) with the same financial institution. The Company will receive payments at a variable rate based upon Yen LIBOR, and will make payments at an all-in fixed rate of 0.36% on a notional amount of Yen 3 billion. The swap has the same term as the loan.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

In connection with the previously reported lawsuit brought against a Company subsidiary, Gelman Sciences Inc. ("Gelman") relating to groundwater contamination, in February 2004, the Circuit Court for Washtenaw County, Michigan (the “Court”), instructed Gelman to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan. Gelman submitted its Final Feasibility Study as instructed. The State of Michigan also submitted its plan for remediating this area of contamination. On December 17, 2004, the Court issued an Opinion and Order, which formally accepts the plan submitted by Gelman in its Final Feasibility Study. The liabilities in the April 30, 2005 condensed consolidated balance sheet are based upon the estimated costs to complete this plan. The Company's condensed consolidated balance sheet at April 30, 2005 includes liabilities for environmental matters of approximately $24,700, which relates mainly to the aforementioned remediation. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

NOTE 10 – RESTRUCTURING AND OTHER CHARGES, NET

The following table summarizes the restructuring related items and other charges/(income) recorded for the three and nine months ended April 30, 2005 and April 30, 2004:

	Three Months Ended Apr. 30, 2005			Nine Months Ended Apr. 30, 2005

	Restructuring	Other Charges/ (Income)	Total	Restructuring	Other Charges/ (Income)	Total

Severance (a)	$2,794	$—	$2,794	$9,024	$—	$9,024
Other exit costs (a)	620	—	620	2,690	—	2,690
Impairment of Investment (b)	—	740	740	—	3,615	3,615
(Gain)/loss on sale of assets (a)	54	—	54	(322)	—	(322)
Environmental (e)	—	—	—	—	502	502
Other	—	216	216	—	101	101

	$3,468	$956	$4,424	$11,392	$4,218	$15,610
Reversal of excess reserves	(132)	—	(132)	(357)	—	(357)

	$3,336	$956	$4,292	$11,035	$4,218	$15,253

Cash	$3,282	$(171)	$3,111	$10,971	$426	$11,397
Non-cash	54	1,127	1,181	64	3,792	3,856

	$3,336	$956	$4,292	$11,035	$4,218	$15,253

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended Apr. 30, 2004			Nine Months Ended Apr. 30, 2004

	Restructuring	Other Charges/ (Income)	Total	Restructuring	Other Charges/ (Income)	Total

Environmental (e)	$—	$—	$—	$—	$11,500	$11,500
German pension liability (d)	—	(58)	(58)	—	(5,334)	(5,334)
Severance (c)	178	—	178	3,294	—	3,294
Other exit costs (c)	352	—	352	538	—	538
Loss/(gain) on sale of assets (c)	(55)	161	106	64	452	516
Other	—	103	103	—	132	132

	$475	$206	$681	$3,896	$6,750	$10,646

Cash	$530	$100	$630	$3,832	$11,600	$15,432
Non-cash	(55)	106	51	64	(4,850)	(4,786)

	$475	$206	$681	$3,896	$6,750	$10,646

(a)	In the first nine months of fiscal 2005, the Company began to implement its plan for an integrated business approach within the Company that will be organized around three operating segments: Life Sciences, comprising Medical and BioPharmaceuticals; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial segment; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water divisions and Microelectronics. In addition, the Company continued its cost reduction initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to the reorganization.

Furthermore, in the first quarter of fiscal 2005, the Company recorded a gain of $387 on the sale of a non-core machine and tool business in Germany.

(b)	In the first quarter of fiscal 2005, the Company recorded a charge of $2,875 for an other-than-temporary diminution in value of its strategic investment in VITEX. For further discussion of the Company’s investment in VITEX refer to the Other Non-Current Assets note.

In addition, in the third quarter of fiscal 2005, the Company recorded a charge of $740 for an other-than-temporary diminution of an investment in equity securities held by its benefits protection trust. For further discussion of the benefits protection trust, refer to the Other Non-Current Assets note in the Company’s 2004 Form 10-K.

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

In the second quarter of fiscal 2005, the Company increased a previously established environmental remediation reserve related to the matter in Pinellas Park, Florida by $502.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

The following table summarizes the activity for the first nine months of fiscal 2005 related to restructuring liabilities that were recorded in fiscal 2005, 2004, 2003 and 2002:

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2005
Balance at July 31, 2004	$—	$—	$—
Additions	9,024	2,690	11,714
Utilized	(5,788)	(2,612)	(8,400)
Other changes (a)	19	17	36

Balance at Apr. 30, 2005	$3,255	$95	$3,350

Fiscal 2004
Balance at July 31, 2004	$1,352	$—	$1,352
Utilized	(1,219)	—	(1,219)
Reversal of excess reserves (b)	(11)	—	(11)
Other changes (a)	(87)	—	(87)

Balance at Apr. 30, 2005	$35	$—	$35

Fiscal 2003
Balance at July 31, 2004	$1,062	$250	$1,312
Utilized	(501)	(70)	(571)
Reversal of excess reserves (b)	(120)	—	(120)
Other changes (a)	(274)	(177)	(451)

Balance at Apr. 30, 2005	$167	$3	$170

Fiscal 2002
Balance at July 31, 2004	$633	$4	$637
Utilized	(133)	(4)	(137)
Reversal of excess reserves (b)	(226)	—	(226)
Other changes (a)	89	—	89

Balance at Apr. 30, 2005	$363	$—	$363

(a)	Other changes in all years primarily reflect translation impact. In addition, Fiscal 2003 includes the reversal of excess restructuring accruals related to the Filtration and Separations Group (“FSG”) acquisition in Fiscal 2002 that were originally and are currently recorded as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

(b)	Reflects the reversal in fiscal year 2005 of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal years 2002, 2003 and 2004.

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
(In thousands, except per share data)
(Unaudited)

NOTE 11 – COMPONENTS OF NET PERIODIC PENSION COST

The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended				Nine Months Ended

	U.S. Plans		Foreign Plans		U.S. Plans		Foreign Plans

	Apr. 30, 2005	Apr. 30, 2004	Apr. 30, 2005	Apr. 30, 2004	Apr. 30, 2005	Apr. 30, 2004	Apr. 30, 2005	Apr. 30, 2004

Service cost	$1,658	$1,632	$1,919	$1,896	$4,975	$4,897	$5,688	$5,529
Interest cost	2,306	2,101	3,308	2,923	6,920	6,304	9,765	8,466
Expected return on plan assets	(1,299)	(1,364)	(2,399)	(2,364)	(3,897)	(4,091)	(7,074)	(6,817)
Amortization of prior service cost	221	185	131	127	664	554	390	374
Amortization of net transition asset	(11)	(20)	9	8	(32)	(61)	26	24
Recognized actuarial loss	375	299	1,354	1,054	1,125	896	3,990	3,042
Loss due to curtailments and settlements	—	—	—	113	—	—	—	335

Net periodic benefit cost	$3,250	$2,833	$4,322	$3,757	$9,755	$8,499	$12,785	$10,953

NOTE 12 – EARNINGS PER SHARE

The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares, such as those issuable upon exercise of stock options that meet certain criteria, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options of 283 and 81 shares were not included in the computation of diluted shares for the three months ended April 30, 2005 and April 30, 2004, respectively, because their effect would have been antidilutive. For the nine months ended April 30, 2005 and April 30, 2004, 476 and 165 antidilutive shares are excluded, respectively.

The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Nine Months Ended

	Apr. 30, 2005	Apr. 30, 2004	Apr. 30, 2005	Apr. 30, 2004

Basic shares outstanding	124,869	126,053	124,535	125,856
Effect of stock plans	1,055	1,137	946	1,104

Diluted shares outstanding	125,924	127,190	125,481	126,960

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 13 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended

	Apr. 30, 2005	Apr. 30, 2004	Apr. 30, 2005	Apr. 30, 2004

Net income	$43,678	$46,514	$97,422	$96,038

Unrealized translation adjustment	232	(19,589)	45,929	38,701
Income taxes	162	(2,906)	2,634	2,475

Unrealized translation adjustment, net	394	(22,495)	48,563	41,176

Change in unrealized investment gains (losses)	(4,078)	(2,625)	970	(5,549)
Income taxes	(121)	179	(255)	—

Change in unrealized investment gains (losses), net	(4,199)	(2,446)	715	(5,549)

Unrealized gains on derivatives	135	273	473	269
Income taxes	(47)	(96)	(165)	(94)

Unrealized gains on derivatives, net	88	177	308	175

Total comprehensive income	$39,961	$21,750	$147,008	$131,840

Unrealized investment gains (losses) on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended		Nine Months Ended

	Apr. 30, 2005	Apr. 30, 2004	Apr. 30, 2005	Apr. 30, 2004

Unrealized losses arising during the period	$(4,818)	$(2,786)	$(2,644)	$(5,710)
Income taxes	138	179	3	—

Net unrealized losses arising during the period	(4,680)	(2,607)	(2,641)	(5,710)
Reclassification adjustment for unrealized loss included in net earnings	481	161	3,356	161

Change in unrealized accumulated investment gains (losses), net	$(4,199)	$(2,446)	$715	$(5,549)

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

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
MARKET SEGMENT
INFORMATION	Apr. 30, 2005	Apr. 30, 2004	Apr. 30, 2005	Apr. 30, 2004
SALES TO UNAFFILIATED CUSTOMERS:
Medical	$119,065	$119,662	$324,888	$318,530
BioPharmaceuticals	82,569	72,118	230,976	200,154

Total Life Sciences	201,634	191,780	555,864	518,684

General Industrial	191,379	172,476	533,057	471,811
Aerospace	47,755	42,479	128,536	128,749
Microelectronics	52,775	57,186	160,291	147,048

Total Industrial	291,909	272,141	821,884	747,608

Total	$493,543	$463,921	$1,377,748	$1,266,292

OPERATING PROFIT:
Medical	$24,883	$23,783	$56,212	$47,097
BioPharmaceuticals	18,679	17,614	54,244	49,990

Total Life Sciences	43,562	41,397	110,456	97,087

General Industrial	23,911	24,207	54,091	50,530
Aerospace	9,900	8,641	22,286	30,678
Microelectronics	7,683	11,647	26,266	26,848

Total Industrial	41,494	44,495	102,643	108,056

Subtotal	85,056	85,892	213,099	205,143
Restructuring and other charges	(4,292)	(681)	(15,253)	(10,646)
General corporate expenses	(17,026)	(19,284)	(51,330)	(54,639)
Interest expense, net	(7,084)	(4,797)	(18,937)	(15,040)

Earnings before income taxes	$56,654	$61,130	$127,579	$124,818

	Three Months Ended		Nine Months Ended

GEOGRAPHIES	Apr. 30, 2005	Apr. 30, 2004	Apr. 30, 2005	Apr. 30, 2004
SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$181,283	$171,716	$500,895	$472,046
Europe	204,658	191,928	566,267	530,325
Asia	107,602	100,277	310,586	263,921

Total	$493,543	$463,921	$1,377,748	$1,266,292

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$61,123	$49,507	$161,382	$133,284
Europe	35,418	27,238	92,739	71,674
Asia	1,676	1,533	4,362	3,640

Total	$98,217	$78,278	$258,483	$208,598

TOTAL SALES:
Western Hemisphere	$242,406	$221,223	$662,277	$605,330
Europe	240,076	219,166	659,006	601,999
Asia	109,278	101,810	314,948	267,561
Eliminations	(98,217)	(78,278)	(258,483)	(208,598)

Total	$493,543	$463,921	$1,377,748	$1,266,292

OPERATING PROFIT:
Western Hemisphere	$46,523	$33,767	$108,396	$78,510
Europe	26,002	35,517	67,513	82,934
Asia	15,447	18,694	45,211	46,187
Eliminations	(2,916)	(2,086)	(8,021)	(2,488)

Subtotal	85,056	85,892	213,099	205,143
Restructuring and other charges	(4,292)	(681)	(15,253)	(10,646)
General corporate expenses	(17,026)	(19,284)	(51,330)	(54,639)
Interest expense, net	(7,084)	(4,797)	(18,937)	(15,040)

Earnings before income taxes	$56,654	$61,130	$127,579	$124,818

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

Results of Operations

Review of Consolidated Results

Sales in the quarter increased 6½% to $493,543 from $463,921 in the third quarter of last year. For the nine months, sales increased 9% to $1,377,748. Exchange rates increased reported sales in the quarter and nine months by $17,048 and $53,445, respectively, primarily due to the strengthening of the Euro and to a lesser extent the British Pound and Japanese Yen. In local currency (i.e., had exchange rates not changed year over year), sales increased 2½% in the quarter and 4½% in the nine months. Overall, pricing reduced sales by 1% in the quarter and nine months and as such, the overall volume increase was 3½% and 5½% in the quarter and nine months, respectively. Sales in our BioPharmaceuticals segment, which has benefited from strong demand in the Biotechnology sector, grew 10% in local currency in the quarter, following an increase of 12% and 9% in the first and second quarters, respectively. General Industrial sales were up 6½% and 7½% in the quarter and nine months respectively, fueled by double-digit growth in our Municipal Water and Power Generation submarkets. Sales in our Aerospace segment increased 9½% in the quarter driven by strong growth in Europe (Military and Commercial). For the nine months, sales were down 2½% due to the timing of large projects. Sales in our Medical segment were down 3% in the quarter, as good growth in the BioSciences portion of this business was offset by a weakness in our North American blood filtration business. Microelectronic sales were down 10½% in the quarter due to end market cyclicality. By geography, sales in the Western Hemisphere grew 5% and 6% in the quarter and nine months, respectively, driven by strong growth in BioPharmaceuticals and General Industrial. These gains were partly offset by shortfalls in Microelectronics and Medical. Sales in Asia increased 4% in the quarter with a double-digit increase in General Industrial, modest growth in our Life Sciences business and a decline in Microelectronics. For the nine months, sales in Asia were up 14%. In Europe, sales were flat as double-digit Aerospace sales growth was offset by reduced Microelectronics and General Industrial sales. We expect overall sales in local currency to grow in the mid-single digit range for the full fiscal year 2005. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

Cost of sales in the quarter, as a percentage of sales, was 50.4% on par with the same period last year, reflecting the impact of increased systems business and pricing reductions offset by savings generated from our cost reduction initiatives. For the nine months, cost of sales was 51.4% as compared to 51.3% for the same period last year with the same trend evident as in the quarter. We expect cost of sales, as a percentage of sales, for the full fiscal year 2005 to be slightly below last year, as savings generated from our cost reduction initiatives (which are lower than originally anticipated) are offset by the impact of increased systems business (see below for a discussion of our cost reduction programs).

Selling, general and administrative expenses, as a percentage of sales, were 32.7% in the quarter as compared to 31.9% last year. For the nine months, selling, general and administrative expenses, as a percentage of sales, were

Back to Contents

33.7% in the quarter as compared to 33.4% last year. Foreign currency translation is estimated to have increased selling, general and administrative expenses by approximately $5,600 in the quarter and $20,300 in the nine months. Excluding the impact of foreign exchange, selling, general and administrative expenses were flat in the quarter and improved 10 basis points in the nine months, as a percentage of sales. In the quarter, savings realized from our CoRe initiatives (see discussion below) were offset by costs related to Sarbanes Oxley compliance and cost related to the integration of our new business structure.

We continue to move forward with our cost reduction initiatives. At the beginning of this fiscal year, we expected to achieve $20,000 in savings for the full year fiscal 2005 related to our Indirect Expenditure cost reduction initiatives and other initiatives that focus on our cost of manufacturing. The majority of these savings were to be generated in the second half of fiscal 2005. These programs generated about $5,000 in savings in the first half of fiscal 2005; however, in the third quarter we saw a lower rate of savings which, coupled with price increases for steel, plastics, energy costs and freight has reduced our expected savings. We now expect savings, net of these cost increases, to be about $12,000-$14,000 for the full year fiscal 2005. We are also in the final stages of implementing an integrated business approach within the Company that will be organized around three operating segments: Life Sciences, comprising Medical and BioPharmaceuticals; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial segment; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water divisions and Microelectronics. This new structure will enable us to better meet our customers’ needs while achieving greater efficiencies and profit growth with this leaner structure. We are expecting selling, general and administrative expenses, as a percentage of sales, for the full fiscal year 2005 to increase slightly compared with last year.

R&D expenses were on par with last year in dollars and decreased to 3.1% of sales in the quarter from 3.4% last year. For the nine months, a similar trend was evident. R&D expenses in the third quarter increased $1,591 sequentially, reflecting spending on biotechnology products, such as, chromatography, prion filters and industrial material projects. We expect R&D expenses in dollars for the full year fiscal 2005 to be somewhat higher than fiscal 2004.

In the third quarter of fiscal 2005, we recorded restructuring and other charges, net, of $4,292, primarily related to our cost reduction initiatives including our plans to create an integrated business approach centered around three businesses. For the nine months, restructuring and other charges, net of $15,253 were primarily related to our cost reduction initiatives as mentioned above and the write-down of a strategic investment in V.I. Technologies, Inc. (“VITEX”) in the first quarter, that was deemed other-than-temporarily impaired. In addition, the charges in the nine months include an increase of $502 to a previously established environmental reserve.

In the third quarter and nine months of fiscal 2004, we recorded restructuring and other charges, net, of $681 and $10,646, respectively. The restructuring and other charges, net, in the quarter and nine months reflect severance and other costs incurred as a result of the streamlining of our manufacturing operations in the United Kingdom (“U.K.”), Japan and Germany, as well as the sale of certain insignificant non-core manufacturing businesses in Germany. Additionally, restructuring and other charges, net, for the nine-month period reflects an increase in our environmental liabilities of $11,500 as a result of a change in the estimated duration and costs of the remediation effort at the Ann Arbor, Michigan facility of the Company’s subsidiary Gelman Sciences, partly offset by non-recurring income related to a decrease of pension liabilities in Germany. The adjustment to pension liabilities was due to an over accrual of pension expense that occurred during the preceding five-year period, the effect of which was not significant in any period.

Back to Contents

The following table summarizes the activity for the first nine months of fiscal 2005 related to restructuring liabilities that were recorded in fiscal 2005, 2004, 2003 and 2002:

	Severance	Lease Termination Liabilities & Other	Total

Fiscal 2005
Balance at July 31, 2004	$—	$—	$—
Additions	9,024	2,690	11,714
Utilized	(5,788)	(2,612)	(8,400)
Other changes (a)	19	17	36

Balance at Apr. 30, 2005	$3,255	$95	$3,350

Fiscal 2004
Balance at July 31, 2004	$1,352	$—	$1,352
Utilized	(1,219)	—	(1,219)
Reversal of excess reserves (b)	(11)	—	(11)
Other changes (a)	(87)	—	(87)

Balance at Apr. 30, 2005	$35	$—	$35

Fiscal 2003
Balance at July 31, 2004	$1,062	$250	$1,312
Utilized	(501)	(70)	(571)
Reversal of excess reserves (b)	(120)	—	(120)
Other changes (a)	(274)	(177)	(451)

Balance at Apr. 30, 2005	$167	$3	$170

Fiscal 2002
Balance at July 31, 2004	$633	$4	$637
Utilized	(133)	(4)	(137)
Reversal of excess reserves (b)	(226)	—	(226)
Other changes (a)	89	—	89

Balance at Apr. 30, 2005	$363	$—	$363

a)	Other changes in all years primarily reflect translation impact. In addition, Fiscal 2003 includes the reversal of excess restructuring accruals related to the Filtration and Separations Group (“FSG”) acquisition in Fiscal 2002 that were originally and are currently recorded as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

b)	Reflects the reversal in fiscal year 2005 of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal years 2002, 2003 and 2004.

Back to Contents

Net interest expense in the quarter increased to $7,084 from $4,797 last year. For the nine months, net interest expense increased to $18,937 from $15,040 last year. The increase in net interest expense reflects the impact of higher interest rates on our variable rate debt, the termination of interest rate swaps and higher debt levels due to the buyback of our stock and the acquisition of Biosepra (refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis for a discussion of net and gross debt). We expect interest expense for the full year fiscal 2005 to increase approximately $5,500 compared with fiscal 2004.

The underlying tax rate was 24% in the quarter and nine months, unchanged from the same periods last year. We expect to sustain an underlying tax rate of 24% for the remainder of fiscal 2005.

Net earnings in the quarter were $43,678, or 35 cents per share, compared with net earnings of $46,514, or 37 cents per share last year. For the nine months, net earnings were $97,422, or 78 cents per share, compared with net earnings of $96,038, or 76 cents per share last year. In summary, net earnings in the quarter reflects organic sales growth offset by increased selling, general and administrative expenses, net interest expense and the impact of restructuring and other charges, net. The third quarter of fiscal 2005 included restructuring and other charges, net, of $4,292 (related to our plans to create three integrated businesses), whereas the third quarter of fiscal 2004 included restructuring and other charges, net of $681 (primarily severance charges related to the reorganization of our German and U.K. operations). For the nine months, net earnings benefited from organic sales growth partly offset by increased selling, general and administrative expenses, net interest expense and the impact of restructuring and other charges. The first nine months of fiscal 2005 included restructuring and other charges, net, of $15,253 (related to our plans to create three integrated businesses and the impairment of a strategic investment), whereas the first nine months of fiscal 2004 included restructuring and other charges, net of $10,646 (related to an adjustment to an environmental reserve and severance charges related to the reorganization of our Japan, German and U.K. operations partly offset by an adjustment to pension liabilities in Germany). We estimate that foreign currency translation added approximately 1 cent and 3 cents to earnings per share in the quarter and nine months ended April 30, 2005, respectively. We now expect earnings per share for the full year fiscal 2005 to be in the range of $1.21 to $1.26 per share, including restructuring and one-time charges for the nine months ended April 30, 2005. In light of the cost reduction initiatives, we expect to incur severance and other restructuring costs in the fourth quarter; however, because these costs are not estimable at this time, this range does not contemplate such charges.

Review of Market Segments and Geographies

Market Segments:

The table below presents sales for the quarter and nine months ended April 30, 2005 and April 30, 2004 by market segment, including the effect of exchange rates for comparative purposes. In the first quarter of fiscal 2005, we implemented the first phase of our aforementioned integration plan by integrating our Medical and BioSciences divisions. Accordingly, our BioSciences business, which was formerly reported under our Biopharmaceutical segment, was combined with our Medical segment. Segment information for prior periods has been restated to conform to the current presentation.

Three Months Ended	Apr. 30, 2005	Apr. 30, 2004	% Change	Exchange Rate Difference	% Change in Local Currency

Medical	$119,065	$119,662	(½)	$2,982	(3)
BioPharmaceuticals	82,569	72,118	14½	3,246	10

Total Life Sciences	201,634	191,780	5	6,228	2

General Industrial	191,379	172,476	11	8,052	6½
Aerospace	47,755	42,479	12½	1,221	9½
Microelectronics	52,775	57,186	(7½)	1,547	(10½)

Total Industrial	291,909	272,141	7½	10,820	3½

Total	$493,543	$463,921	6½	$17,048	2½

Back to Contents

Nine Months Ended	Apr. 30, 2005	Apr. 30, 2004	% Change	Exchange Rate Difference	% Change in Local Currency

Medical	$324,888	$318,530	2	$9,405	(1)
BioPharmaceuticals	230,976	200,154	15½	10,296	10½

Total Life Sciences	555,864	518,684	7	19,701	3½

General Industrial	533,057	471,811	13	25,288	7½
Aerospace	128,536	128,749	—	3,247	(2½)
Microelectronics	160,291	147,048	9	5,209	5½

Total Industrial	821,884	747,608	10	33,744	5½

Total	$1,377,748	$1,266,292	9	$53,445	4½

Life Sciences sales increased 2% and 3½% in the quarter and nine months, respectively, compared with the same periods in fiscal 2004. Life Sciences represented approximately 41% and 40% of our total sales in the quarter and nine months, respectively, compared with 41% for the same periods last year.

Within Life Sciences, Medical segment sales in the quarter were down 3% as growth in the BioSciences portion of the business was offset by reductions in our Blood Filtration and Hospital submarkets. For the nine months, Medical segment sales were down 1% primarily due to a shortfall in Blood Filtration sales. Our BioSciences and Hospital submarkets were up modestly. By geography, Medical sales in Europe and Asia were up modestly in both periods (ranging from 3% – 6%). Sales in the Western Hemisphere were down 8% and 4½% in the quarter and nine months, respectively. Within Medical, sales in our Blood Filtration and Hospital submarkets were down 8% and 5%, respectively. The shortfalls reflect a weakness in the Western Hemisphere (which accounts for approximately 52% of our global medical business) partly offset by growth in Europe and Asia. For the nine months, sales in our Hospital submarket were up 2% (growth in Europe and Asia), while sales in our Blood filtration submarket were down 3½% (all geographies). The contract with our largest blood bank customer which is due to expire in June 2005 was extended with similar terms, while we negotiate the renewal of the contract. In BioSciences, the other Medical submarket, sales increased 7% in the quarter, driven by strong growth in our Laboratory and OEM business, primarily in the Western Hemisphere. For the nine months, Biosciences sales were up 2% as growth in laboratory sales (all geographies) was offset by a decline in OEM (Western Hemisphere and Europe) sales. Overall, we expect sales in our Medical segment to be down slightly for the full fiscal year 2005.

BioPharmaceuticals segment sales increased 10% and 10½% in the quarter and nine months, respectively. The growth was driven by strong demand in the biotechnology sector. Systems sales in the quarter declined 33%; however, for the nine months system sales increased 46%. The acquisition of Biosepra and Euroflow accounted for 2% of the BioPharmaceuticals sales growth in the quarter. By geography, the growth in BioPharmaceuticals for the quarter was driven by a 24½% increase in the Western Hemisphere combined with modest growth (mid-single digit range) in Europe and Asia. The growth in the Western Hemisphere reflects strong demand from the biotechnology sector while Europe is continuing to recover from tough market conditions related to industry consolidations and the downturn in the plasma market. For the nine months, both the Western Hemisphere and Asia achieved double-digit sales growth in this segment, while sales in Europe were up 3½%. The significant growth in systems sales for the nine months bodes well for future sales of our disposable products. Overall, for the full fiscal year 2005, we now expect double-digit sales growth in our BioPharmaceuticals segment.

Our Industrial business accounted for approximately 59% and 60% of our total sales in the quarter and nine months, respectively, compared with 59% for the same periods last year. Industrial sales grew 3½% in the quarter as growth in General Industrial and Aerospace sales were partly offset by a decline in Microelectronics. For the nine months, Industrial sales grew 5½% as growth in General Industrial and Microelectronics was partly offset by a decline in Aerospace.

General Industrial segment sales, which account for about 65% of our Industrial business, were up 6½% and 7½% in the quarter and nine months, respectively. The increase in sales in our General Industrial segment for the quarter and nine months was driven by double-digit growth in our Municipal Water and Power Generation submarkets.

Within General Industrial, Municipal Water sales grew 27% and 26% in the quarter and nine months, respectively, driven by repeat orders from existing municipal customers. Municipal Water sales in Asia increased

Back to Contents

over 400% in the quarter (over 200% for the nine months), as water scarcity is driving growth in this region. Sales in the Western Hemisphere increased 75½% and 48% in the quarter and nine months, respectively, driven by tighter EPA regulations. Sales in Europe were down in both periods partly due to timing of projects in the municipal sector. Overall, orders were strong in the quarter as well, increasing 42%. Our success rate for winning municipal project bids has significantly improved as a result of our successful cost savings initiatives. Sales in our Power Generation submarket increased 11% and 12½% in the quarter and nine months, respectively. By geography, sales in Asia were up 36½% and 55½% in the quarter and nine months, respectively. Sales in the Western Hemisphere increased 7½% in the quarter and were down 10% for the nine months. We are seeing improving business conditions in the Western Hemisphere, with customers taking the first steps to increase capacity, modernize equipment and address environmental concerns. Orders were also strong, increasing 22½% in the quarter and 15½% for the nine months. Sales in our Fuels & Chemicals submarket grew 9% and 15% in the quarter and nine months, respectively, driven by double-digit growth rates in the Western Hemisphere and Europe. The growth in this market reflects energy availability concerns and environmental pressures. Sales in our Machinery & Equipment submarket were down 4½% in the quarter and increased 1% for the nine months. By geography, strong growth in both periods in the Western Hemisphere and Asia was partly offset by a shortfall in Europe. Sales growth in Asia was driven by increased activity in the steel industry in China and in the mining industry in Australia. The shortfall in Europe reflects weak market conditions as well as the impact of the staggered sale of our German machine and tool business in the first quarter of fiscal 2005 and in the second quarter of fiscal 2004. Excluding prior year sales related to the machine and tool business in Germany, overall Machinery & Equipment sales on a pro forma basis were flat for the quarter and increased 7½% for the nine months. Food & Beverage sales increased 7% and 1½% in the quarter and nine months, respectively. By geography, the Western Hemisphere and Asia achieved double-digit growth in both periods. The growth in the Western Hemisphere was driven by continuous business expansion, and in Asia, the growth reflects our success in the regional brewing market. Sales in Europe were flat in the quarter and down 2½% in the nine months; however, on a positive note, orders were up 6% in the quarter. Overall, we expect sales in our General Industrial segment to grow in the high single digits for the full year fiscal 2005.

Aerospace sales increased 9½% in the quarter driven by strong growth in Europe. Sales in the Western Hemisphere were flat, while sales in Asia, the smallest of our Aerospace markets, were down. Military and Commercial sales in the quarter were up 13½% and 6½%, respectively. We are seeing further positive signs in the commercial market. Our OEM airframe customers are increasing their production plans and global air travel has shown double-digit growth. Overall orders were up 18½% in the quarter. For the nine months, sales were down 2½% reflecting the timing of large projects in the Military and Marine Water portion of this business. By geography, sales in the Western Hemisphere were down, while sales in Europe were flat. Based on these factors, we now expect sales in the Aerospace segment, for the full year fiscal year 2005, to be down in the low single-digit range.

Microelectronics sales were down 10½% in the quarter, with shortfalls seen in all geographies. In Europe, there is continued malaise blanketing the industry, while in Asia there has been a softening of capital spending in the Displays market. On a positive note, although sales are down, we have seen some rebound in the OEM market in the Western Hemisphere compared to a year ago. For the nine months, sales were up 5½% (Western Hemisphere and Asia). The Thin Film Rigid disk market remains strong due to the rapid adoption of micro drive enabled MP3 players; accordingly, we are pursuing this market. We continue to diversify and expand into the macroelectronics market, which is not directly tied to the cyclicality of the semiconductor industry. Based on these factors, we now expect sales growth in this segment to be in the mid single-digit range for the full year fiscal 2005.

The consolidated operating profit as a percentage of sales was 17.2% in the quarter as compared to 18.5% last year. Operating profit dollars decreased slightly to $85,056 from $85,892 last year. For the nine months, operating profit was 15.5% as compared to 16.2% last year. Operating profit dollars increased 4% to $213,099. The operating profit details for the quarter and nine months ended April 30, 2005 and April 30, 2004 can be found in the Segment Information and Geographies note accompanying the condensed consolidated financial statements.

In Life Sciences, overall operating profit as a percentage of sales in the quarter was 21.6%, on par with the third quarter of last year, as an increase in Medical operating profit margin, was offset by a decline in BioPharmaceuticals. For the nine months, Life Sciences operating profit as a percentage of sales improved to 19.9% from 18.7% last year, reflecting an increase in Medical partly offset by a decline in BioPharmaceuticals. Operating profit dollars increased $2,165, or 5% in the quarter, and $13,369 or 14% in the nine months.

Within Life Sciences, Medical operating profit in the quarter improved to 20.9% from 19.9% last year. For the nine months, operating profit improved to 17.3% from 14.8%. Operating profit dollars increased $1,100, or 4½% in the quarter, and $9,115 or 19½ in the nine months. The improvement in operating profit reflects the impact of our cost reduction programs, particularly with manufacturing efficiencies.

Back to Contents

Operating profit in BioPharmaceuticals was 22.6% of sales as compared to 24.4% last year. For the nine months, operating profit was 23.5% as compared to 25% last year reflecting increased system sales, which carry a lower margin. Operating profit dollars increased $1,065 or 6% in the quarter and $4,254 or 8½% in the nine months, generated by the strong growth in sales.

Overall operating profit margins in Industrial were 14.2% as compared with 16.3% last year. For the nine months, overall Industrial operating profits were 12.5% as compared with 14.5% last year. General Industrial operating profit in the quarter was 12.5% as compared to 14% last year. For the nine months, operating profit margin was 10.1% compared with 10.7% last year. The decline in margins was primarily attributable to the significant growth in systems sales in the periods. Operating profit dollars were down $296, or 1% in the quarter. For the nine months, operating profit dollars increased $3,561, or 7% reflecting the growth in sales partly offset by the impact of reduced margins. Aerospace operating profit in the quarter was 20.7% as compared to 20.3% last year, while operating profit dollars improved by $1,259, or 14½%. For the nine months, operating profit margin declined to 17.3% from 23.8% last year, while operating profit dollars decreased by $8,392, or 27½% reflecting lower military and marine water sales as discussed previously. Microelectronics operating profit in the quarter decreased to 14.6% from 20.4% last year, while operating profit dollars were down $3,964, or 34%. The decrease in operating profit margin and dollars in the quarter reflects the revenue shortfall discussed previously. For the nine months, operating profit margin declined to 16.4% from 18.3%, while operating profit dollars were down $582, or 2%.

Geographies:

The table below presents sales for the quarter and nine months ended April 30, 2005 and April 30, 2004 to unaffiliated customers by geography, including the effect of exchange rates for comparative purposes.

Three Months Ended	Apr. 30, 2005	Apr. 30, 2004	% Change	Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$181,283	$171,716	5½	$680	5
Europe	204,658	191,928	6½	13,011	—
Asia	107,602	100,277	7½	3,357	4

Total	$493,543	$463,921	6½	$17,048	2½

Nine Months Ended	Apr. 30, 2005	Apr. 30, 2004	% Change	Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$500,895	$472,046	6	$1,568	6
Europe	566,267	530,325	7	41,505	(1)
Asia	310,586	263,921	17½	10,372	14

Total	$1,377,748	$1,266,292	9	$53,445	4½

By geography, sales in the Western Hemisphere increased 5% in the quarter and 6% in the nine months compared with last year, fueled by strong growth in BioPharmaceuticals and General Industrial. Exchange rates increased sales in the quarter and nine months by $680 and $1,568, primarily related to the strengthening of the Canadian Dollar, resulting in reported sales growth of 5½% and 6%, respectively. Operating profit in the quarter increased to 19.2% of sales as compared with 15.3% last year. For the nine months, operating profit improved to 16.4% from 13% last year. Operating profit dollars increased $12,756, or 38% in the quarter and $29,886, or 38% in the nine months reflecting the improvement in margin as well as the growth in sales.

In Europe, sales in the quarter were flat as strong growth in Aerospace was offset by shortfalls in General Industrial (Municipal Water, Machinery & Equipment and Power Generation) and Microelectronics. The shortfall in Machinery & Equipment was partly related to the sale of the machine and tool business discussed above. For the nine months, sales were down 1% (shortfalls in Municipal Water, Machinery & Equipment and Microelectronics partly offset by modest Life Sciences growth). The strengthening of European currencies added $13,011 and $41,505 in sales resulting in reported sales growth of 6½% and 7% in the quarter and nine months, respectively. Operating profit was 10.8% of sales as compared to 16.2% last year, while operating profit dollars were $26,002, a decrease of 27%. For the nine months, operating profit margin declined to 10.2%, while operating profit dollars were $67,513, down 18½%.

Back to Contents

Sales in Asia increased 4% and 14% in the quarter and nine months, respectively. The strengthening of Asian currencies added $3,357 and $10,372 in sales, resulting in reported sales growth of 7½% and 17½% in the quarter and nine months, respectively. The increase in sales in the quarter primarily reflects double-digit growth in General Industrial partly offset by a shortfall in Microelectronics. The increase in sales for the nine months reflects strong growth in BioPharmaceuticals, General Industrial and Microelectronics. Operating profit margin in the quarter was 14.1% as compared with 18.4% last year, reflecting the impact of increased General Industrial system sales as well as lower Microelectronics sales. For the nine months, operating profit margin was 14.4% as compared with 17.3% last year, reflecting the impact of increased General Industrial system sales. Operating profit dollars in the quarter and nine months were a healthy $15,447 and $45,211, respectively.

General corporate expenses decreased $2,258 in the quarter compared with the same period last year. For the nine months, general corporate expenses decreased $3,309. The decline in expenses in the quarter and nine months reflects the impact of our cost reduction programs as well as a decline in consulting expenses related to such programs partly offset by increased costs related to Sarbanes Oxley compliance initiatives.

Liquidity and Capital Resources

On August 24, 2004, we entered into a $300,000 unsecured senior revolving credit facility with a syndicate of banks, which expires on August 24, 2009. Simultaneously, we borrowed $125,000 under this facility and used the proceeds principally to repay (1) $71,200 ($54,000 outstanding as of July 31, 2004) of borrowings under our existing $200,000 unsecured senior revolving credit facility entered into on August 29, 2000, (2) the $50,000 balance due on a $100,000 bank loan which otherwise was to mature on October 18, 2007 and (3) various fees associated with the new facility. Both the $200,000 revolving credit facility and the $100,000 term loan were terminated upon the execution of the new revolving creditfacility. As a result of the new revolving credit facility, our borrowing capacity has increased by $50,000. On December 17, 2004, we terminated “fixed to variable” interest rate swaps (notional amounts of $230,000) with a syndicate of banks for a cost of approximately $10,900, representing the fair value of the swaps at the date of termination. These swaps related to the $280,000, 6% senior notes due August 1, 2012. The cost of terminating these swaps is being amortized to interest expense over the remaining life of the notes. For more detail regarding the termination of these swaps, refer to the Long-term Debt note accompanying the condensed consolidated financial statements.

We have the option to redeem our $280,000 senior notes (fixed rate of 6%), due in 2012 as well as our $100,000 senior notes (fixed rate of 7.83%) due in 2010, prior to their respective maturities. If we redeem any of these notes prior to their respective maturities, we would be required to remit make-whole payments to the note holders. At April 30, 2005, had all of the debt under these notes been redeemed, we would have been required to pay approximately $19,600 and $16,100, respectively.

On June 2, 2005 we received a commitment from a financial institution to refinance, until June 20, 2007, our Yen 3 billion loan (approximately $29,000), which is due in its entirety on June 20, 2005. The terms of the commitment will require us to make interest payments at a floating rate based upon Yen LIBOR. On May 9, 2005, we entered into a forward dated “receive variable, pay fixed” interest rate swap related to this commitment (notional amount Yen 3 billion) with the same financial institution. We will receive payments at a variable rate based upon Yen LIBOR, and will make payments at an all-in fixed rate of 0.36% on a notional amount of Yen 3 billion. The swap has the same term as the loan.

Net cash provided by operating activities for the nine months of fiscal 2005 was $79,168, a decrease of $43,404 as compared with the nine months of fiscal 2004. The decrease in cash flow reflects the impact of increased earnings partly offset by changes in working capital items, particularly accounts receivable, inventory and income tax payable.

Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $19,807 for the nine months of fiscal 2005, as compared with $82,759 for the same period of fiscal 2004. The decrease in free cash flow reflects a higher level of capital expenditures and changes in working capital items as discussed above, partly offset by the impact of increased earnings. We believe this measure is important because it is a key element of our planning. We utilize free cash flow, which is a non-GAAP measure, as one way to measure our current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities:

Back to Contents

	Nine Months Ended Apr. 30, 2005	Nine Months Ended Apr. 30, 2004	Fiscal Year 2004

Net cash provided by operating activities	$79,168	$122,572	$191,946
Less capital expenditures	59,361	39,813	61,262

Free cash flow	$19,807	$82,759	$130,684

The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at April 30, 2005 to those at July 31, 2004, the European currencies and the Yen have strengthened against the U.S. dollar.

Working capital was approximately $715,900, a ratio of 2.7 at April 30, 2005 as compared with $651,000, a ratio of 2.6 at year-end fiscal 2004. Accounts receivable days sales outstanding were 87 days, as compared to 81 days in the third quarter of fiscal 2004. Inventory turns, for the four quarters ended April 30, 2005, were 2.9 as compared to 3.1 at July 31, 2004. The effect of foreign exchange increased net inventory, net accounts receivable and other current assets by $12,602, $21,710 and $2,414, respectively, as compared with year-end fiscal 2004. Additionally, foreign exchange increased accounts payable and other current liabilities by $11,413. Overall, net debt (debt net of cash, cash equivalents and short-term investments), as a percentage of total capitalization (net debt plus equity), was 26%. Net debt increased by approximately $66,400 compared with year-end fiscal 2004. The impact of foreign exchange rates (primarily on cash) reduced net debt by $6,700, while the fair value adjustment and the termination of our fixed to variable interest rate swaps carried as part of debt increased net debt by approximately $3,600. As such, the actual cash increase in our net debt was approximately $69,500 for the nine months ended April 30, 2005. Total gross debt increased approximately $41,400 as compared with year-end fiscal 2004. Foreign exchange rates increased gross debt by $2,500, while the fair value adjustment and the termination of our fixed to variable interest rate swaps carried as part of debt increased gross debt by approximately $3,600. As such, the actual cash increase in our gross debt was approximately $35,300 for the nine months ended April 30, 2005. The increased debt level at April 30, 2005 reflects the buyback of our stock in fiscal 2005, totaling $49,998 to date and the acquisition of Biosepra in the second quarter for approximately $32,000.

Proceeds from stock plans were $43,543 in the first nine months of fiscal 2005. Capital expenditures were $59,361 for the nine months ($19,378 was expended in the quarter ended April 30, 2005). Depreciation was $21,063 and $63,076 for the quarter and nine months ended April 30, 2005, respectively. Amortization expense was $1,580 and $4,597 for the quarter and nine months ended April 30, 2005. Capital expenditures are expected to be in the range of $70,000 – $80,000 in fiscal 2005, while depreciation and amortization expense are expected to total approximately $90,000.

On October 17, 2003, our Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of our common stock. Furthermore, on October 14, 2004, our Board of Directors authorized an additional expenditure of another $200,000 to repurchase shares. During fiscal 2004 and in the first quarter and third quarters of fiscal 2005, we repurchased stock of $75,000, $29,998 and $20,000, respectively. This leaves $275,002 remaining of the $400,000 the Board of Directors authorized for share repurchases. For the full fiscal year 2005, we expect to repurchase stock of $80,000. In the first nine months of fiscal 2005, we paid dividends of $34,673. We increased our quarterly dividend to $.10 cents per share from the previous level of $0.09 effective as of January 20, 2005. We expect to pay dividends of about $48,000 for the full fiscal year 2005.

At April 30, 2005, we owned 617 shares of the common stock of VITEX at an adjusted cost basis of $8.00 per share (original cost less any impairment losses previously recorded). Our shares and cost basis reflect the effect of a 1 for 10 reverse stock split on March 15, 2005. Our investment in VITEX has been recorded at the April 30, 2005 fair market value of $3.09 per share, or $1,908 in the accompanying condensed consolidated balance sheet. During the first quarter of fiscal 2005, we recorded an impairment charge of $2,875 related to our investment in VITEX as its decline in fair market value was deemed to be other-than-temporary. For more detail regarding our investment in VITEX, refer to the Other Non-Current Assets note accompanying the condensed consolidated financial statements.

We consider our existing lines of credit, along with the cash generated from operations, to be sufficient for both short-term and long-term growth.

Back to Contents

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material requiring that such items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will become effective for fiscal years beginning after June 15, 2005. We are in the process of assessing the effect of SFAS No. 151 on our consolidated financial statements.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP FAS 109-2”). FSP FAS 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) exception regarding non-recognition of deferred tax liabilities and requires explanatory disclosures from those who need the additional time. As of April 30, 2005, we have not provided deferred taxes on the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations. The extent to which we will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional or Treasury Department guidance, before a determination can be made. The range of reasonably possible amounts, based upon the law, that are being considered for repatriation due to the aforementioned provision is between zero and $500,000. The related potential range of income tax is between zero and $26,250.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchange transactions in fiscal periods beginning after June 15, 2005. We do not believe adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123, Share-Based Payment (“SFAS No. 123(R)”) which supercedes SFAS No. 123 and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) addresses the accounting for shared-based payment transactions (excluding employee stock-ownership plans) in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires the company to recognize the grant-date fair-value of equity-based compensation issued to employees, in the income statement. SFAS No. 123(R) eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB No. 25, which had been permitted in SFAS No. 123 as originally issued. SFAS No. 123(R) will become effective for fiscal years beginning after June 15, 2005. Additionally, in March 2005, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”), which provided additional guidance on certain implementation issues with respect to SFAS No. 123(R). We are currently assessing which option pricing model (Binomial Lattice or Black Scholes) we will implement upon adoption of SFAS No. 123(R) as well as the impact of adopting SFAS No. 123(R) on our consolidated financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”). FIN No. 47 describes a conditional asset retirement obligation as a legal obligation to perform an asset retirement activity whose timing or method of settlement is conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing or method of settlement. Thus, the timing or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 also

Back to Contents

clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. We are in the process of assessing the effect of FIN No. 47 on our consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which will require entities that voluntary make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the period from the Company’s fiscal 2004 year end (July 31, 2004) to the end of the Company’s third fiscal quarter (April 30, 2005), there was no material change in the market risk information previously reported in Item 7A of the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a–15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal third quarter ended April 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(In thousands)

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

Back to Contents

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

In February 2004, the Court instructed Gelman to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan. Gelman submitted its Feasibility Study as instructed. The State also submitted its plan for remediating this area of contamination to the Court. On September 8, 2004, the Court advised the parties that it would issue an order modifying its previous REO to address the recently discovered contamination.

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

On June 25, 2004, a private plaintiff sued the Company in the United States District Court for the Eastern District of Michigan in connection with the groundwater contamination. The complaint sought both money damages and injunctive relief requiring remediation of the contamination. The single named plaintiff also asked to represent a larger class of property owners and residents within the area who plaintiff claims are affected by the groundwater contamination. On August 25, 2004, the Company filed a motion for summary judgment seeking to dismiss the plaintiff’s claims. In response, plaintiff’s counsel sought and was granted permission to amend the complaint. An amended complaint was filed on November 17, 2004, which added seven plaintiffs. The Company filed its second summary judgment motion seeking dismissal of each plaintiff’s claims. In response, on February 23, 2005, the plaintiff’s filed a motion to add two counts under the Resource Conservation and Recovery Act. The motion was granted. The Company has withdrawn its initial motion for summary judgment and intends to re-file the motion for summary judgment, seeking to dismiss all the plaintiffs’ claims, including the new plaintiffs and the additional counts. Management does not believe that there is substantive merit to the named plaintiffs’ claims or a basis for class certification. The Company will vigorously defend the lawsuit.

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

The Company’s condensed consolidated balance sheet at April 30, 2005 contains environmental liabilities of approximately $24,700 which relates mainly to the aforementioned remediation. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.

Back to Contents

Reference is also made to the Contingencies and Commitments note in the notes accompanying the condensed consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)

Period	Total Number of Shares Purchased	AveragePrice Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 1, 2005 to February 28, 2005	—	—	—	$295,002
March 1, 2005 to March 31, 2005	—	—	—	$295,002
April 1, 2005 to April 30, 2005	746	$26.80	746	$275,002

Total	746	$26.80	746

(1)	On October 17, 2003, the Company’s Board of Directors (“the Board”) authorized and announced the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. On October 14, 2004, the Board authorized the additional expenditure of up to another $200,000 for the repurchase of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the third quarter of fiscal 2005, the Company purchased 746 shares in open-market transactions at an aggregate cost of $20,000 with an average price per share of $26.80. Therefore, $275,002 remains to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock compensation plans and for general corporate purposes.

During the nine month period ended April 30, 2005, 1,978 shares were issued for the Company’s stock compensation plans. At April 30, 2005, the Company held 3,934 treasury shares.

ITEM 6. EXHIBITS.

See the exhibit index for a list of exhibits filed herewith or incorporated by reference herein.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

June 9, 2005	/s/ MARCUS WILSON
Marcus Wilson
President
Chief Financial Officer

June 9, 2005	/s/ LISA MCDERMOTT
Lisa McDermott
Vice President – Finance
Chief Accounting Officer

Back to Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)†	Bylaws of the Registrant as amended through April 13, 2005.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Incorporated herein by reference.

† Exhibits filed herewith