Form 10-K
period 2005-07-31
PALL CORP
filed 2005-10-14
CIK 75829

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2005
or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 1- 4311

PALL CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1541330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Northern Boulevard, East Hills, NY	11548
(Address of principal executive offices)	(Zip Code)

(516) 484-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange
Common Share Purchase Rights	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes   No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on January 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,272,219,919.

On October 4, 2005, there were 124,271,966 outstanding shares of the registrant’s common stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for the 2005 annual meeting of shareholders, scheduled to be held on November 16, 2005 (hereinafter referred to as the “Proxy Statement”), are incorporated by reference into Part III of this report.

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

Pall Corporation is a materials science and engineering company with the broadest-based filtration, separations and purification capabilities. Our proprietary products are used to discover, develop and produce pharmaceuticals, produce safe drinking water, protect hospital patients, remove white blood cells from blood, enhance the quality and efficiency of manufacturing processes, keep equipment running efficiently and protect the environment. Requirements for product quality, purity, environmental preservation, health and safety apply to a wide range of industries and across geographic borders. We have a 59-year history of commercializing successful products and continue to develop new materials and technologies for the Life Sciences and Industrial markets and their increasingly difficult fluid filtration, purification and separation challenges. We have an array of core materials and technologies that can be combined and manipulated in many ways to solve complex fluid separation challenges. These proprietary materials, coupled with our ability to engineer them into useful forms are the cornerstones of our capabilities. Our proprietary materials enable us to provide customers with products that are well matched to their needs, to develop new products and to enter new markets.

We actively pursue applications in which Pall products can make a substantial difference to the customer and especially target projects that will provide them real gains in performance and economics. The products sold are principally filters made with proprietary Pall filter media produced by chemical film casting, melt-blowing of polymer fibers, papermaking and metallurgical processes. Metal and plastic housings for our filters and a wide variety of appurtenant devices are also made. Competition is intense in all of our markets and includes many large and small companies in our global markets; however, no one company has a significant presence in all of our markets. Engineered systems represent a growing portion of our revenues. These systems set the stage for future annuity sales and are an important part of our growth strategy.

LIFE SCIENCES BUSINESS:

During the first quarter of fiscal year 2003, we reorganized the Life Sciences business. As a result, the hospital and medical OEM sub-segments, which were previously part of the BioPharmaceuticals segment, were combined with the Blood segment to create a new segment called Medical. In addition, as part of the restructuring plan announced in the first quarter of fiscal year 2005, the Biosciences division results, which were previously part of the BioPharmaceuticals segment, have been recorded within the Medical segment. Life Sciences segment information for prior periods has been restated for these changes.

Our Life Sciences technologies facilitate the process of drug discovery and development and production. Pall technologies are also used at the point of patient care. Our broad capability in the life sciences industry is a competitive strength and an important element of our strategy going forward.

Back to Contents

Sales in the medical and biopharmaceuticals markets are made through direct sales and through distribution. Backlog information is omitted for these markets, as we do not consider it meaningful to an understanding of these portions of the Company’s business.

We feel that safety, efficacy, ease of use, technical support, as well as price, are the principal competitive factors in this business, although economy of use is important. Our principal competitors in the Medical segment include Baxter, Asahi Medical, MacoPharma, Terumo and Fresenius, and our principal competitors in the BioPharmaceuticals segment include Millipore, Sartorius and CUNO (a 3M company) and Amersham Biosciences (part of GE Healthcare).

MEDICAL:

Pall Medical products improve the safety of blood transfusions and help control the spread of infections in hospitals. The Company’s products are also used in research laboratories in drug discovery, gene manipulation and proteomics applications. Products related to transfusion safety are the Company’s largest product family. Pall’s blood filters remove unwanted white cells and infectious prions from donor blood. Pall’s enhanced Bacterial Detection System tests platelets for the presence of bacteria prior to transfusion. Prion reduction and bacterial detection is a newer market opportunity for us. Hospital acquired infections continue to be a major problem for the world’s health care systems. Our water, breathing circuit, intravenous filters and other medical devices help protect patients from these costly infections.

BIOPHARMACEUTICALS:

The BioPharmaceuticals segment includes sales of separation systems and disposable filters primarily to pharmaceutical and biotechnology companies. We provide a broad range of advanced filtration solutions for each critical stage of drug development through drug production. Our filtration systems and validation services allow drug manufacturers the quickest and surest path through the regulatory process and on to the market.

We believe that our established record of product performance and innovation is a strong competitive advantage among biopharmaceutical customers because of the high costs and safety risks associated with drug development and production.

INDUSTRIAL BUSINESS:

We provide enabling and process enhancing technologies throughout the industrial marketplace. This includes the aerospace, microelectronics, municipal and industrial water, fuels, chemicals, energy, and food and beverage industries. We have the capability to provide customers with integrated solutions for all of their process fluids.

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

We believe that technologies that purify water for use and reuse represent an important opportunity. Governments around the world are implementing stringent new regulations governing drinking water standards and we believe that our filters and systems provide a solution for these requirements. These standards apply to municipal water supplies throughout the U.S. and in a growing number of countries. Industry, which consumes enormous quantities of water, also increasingly needs to filter water before, during and after use both to conserve it and to ensure it meets discharge requirements. Opportunities to filter water exist in every one of our businesses.

Backlog at July 31, 2005 (the end of the Company’s 2005 fiscal year) was approximately $144,985,000 compared with $128,410,000 at July 31, 2004 (fiscal 2004 year end). Our sales to General Industrial customers are made through our personnel, distributors and manufacturers’ representatives. We believe that product performance and quality, and service to the customer, as well as price, are the principal competitive factors in this market. Our principal competitors in the General Industrial segment include CUNO (a 3M company), US Filter (a Siemens business), Sartorius and Parker Hannifin.

Back to Contents

AEROSPACE:

The Aerospace segment includes sales of filtration and fluid monitoring equipment to the aerospace industry for use on commercial and military aircraft, including hydraulic, lubrication, and fuel filters, coalescers to remove water from fuel, filters to remove viruses from aircraft cabin air and filter monitoring systems. Our products and systems are also used in ships and land-based military vehicles. Commercial and Military sales represented 54% and 46%, respectively, of total Aerospace sales in fiscal year 2005.

Our products are sold to customers in this segment through a combination of direct sales and through distribution. Backlog at July 31, 2005 was approximately $98,070,000 compared with $84,794,000 on July 31, 2004. Competition varies by product, and no single competitor competes with us across all sub-segments of Aerospace; however, our principal competitors include Donaldson, ESCO Technologies Inc. and CLARCOR.

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

Our products are sold to customers in this segment through our own personnel, distributors and manufacturers’ representatives. Backlog at July 31, 2005 was approximately $16,579,000 compared with $15,976,000 at July 31, 2004. We believe that performance, quality of product and service, as well as price, are determinative in most sales. The principal competitors in the Microelectronics market include Entegris (formerly Mykrolis) and Mott.

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

The following comments relate to the Company’s business in general:

1)	With few exceptions, research activities conducted by the Company are Company sponsored. Research expenditures totaled $56,183,000 in 2005, $57,279,000 in 2004 and $52,204,000 in 2003.

2)	No one customer provided 10% or more of the Company’s consolidated sales in fiscal years 2005, 2004 or 2003.

3)	The Company is in substantial compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, compliance with environmental matters has not had a material effect upon the Company’s capital expenditures or competitive position. For a further description of environmental matters in this report, see Item 3, Legal Proceedings, and the Contingencies and Commitments note in the notes accompanying the consolidated financial statements.

	4)	At July 31, 2005, the Company employed approximately 10,400 persons.

(d)	Financial information about geographic areas.

For financial information of the Company by geographic area, please see the Segment Information and Geographies note in the notes accompanying the consolidated financial statements of the Company, and the sections under the captions “Review of Market Segments and Geographies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7 of this report).

Back to Contents

ITEM 2. PROPERTIES.

The following are the Company’s significant facilities (i.e., facilities with square footage in excess of 25,000 square feet):

Location	Type	Markets	Square Feet

OWNED:

Western Hemisphere
Cortland, NY	Plant & office	Life Sciences & Industrial	338,000
East Hills, NY	Office, plant & warehouse	Headquarters & all markets	320,000
DeLand, FL	Plant	Industrial	279,000
Fajardo, Puerto Rico	Plants, warehouse & laboratory	Life Sciences & Industrial	258,000
Pt. Washington, NY	Office, laboratory & training center	Life Sciences & Industrial	234,000
Ann Arbor, MI	Plant, office & warehouse	Life Sciences	180,000
New Port Richey, FL	Plant & office	Industrial	179,000
Timonium, MD	Plant & office	Industrial	160,000
Covina, CA	Plant, office & laboratory	Life Sciences	134,000
Ft. Myers, FL	Plant, office & warehouse	Industrial	111,000
Pensacola, FL	Plant	Life Sciences	93,000
Hauppauge, NY	Plant & office	Life Sciences	75,000
Putnam, CT	Plant	Life Sciences & Industrial	63,000

Europe
Bad Kreuznach, Germany	Plant & office	Life Sciences & Industrial	390,000
Portsmouth, U.K.	Plant, office, warehouse & laboratory	Life Sciences & Industrial	381,000
Waldstetten, Germany	Plant & office	Industrial	249,000
Crailsheim, Germany	Plant & office	Industrial	215,000
Tipperary, Ireland	Plant & office	Industrial	178,000
Redruth, U.K.	Plant, office & warehouse	Industrial	163,000
Bazet, France	Plant & office	Industrial	132,000
Ilfracombe, U.K.	Plant & office	Life Sciences & Industrial	125,000
Newquay, U.K.	Plant & office	Life Sciences & Industrial	110,000
Frankfurt, Germany	Office & warehouse	Life Sciences & Industrial	75,000
Ascoli, Italy	Plant, office & warehouse	Life Sciences	71,000
Saint-Germain, France	Office, warehouse & laboratory	Life Sciences & Industrial	60,000

Asia
Tsukuba, Japan	Plant, laboratory & warehouse	Life Sciences & Industrial	122,000

LEASED:

Western Hemisphere
Cortland, NY	Warehouse	Industrial	108,000
Timonium, MD	Plant	Industrial	71,000
Covina, CA	Plant & warehouse	Life Sciences	66,000
Tijuana, Mexico	Plant	Life Sciences	40,000
San Diego, CA	Plant	Industrial	26,000
Europe
Johannesburg, South Africa	Office & warehouse	Life Sciences & Industrial	96,000
Milan & Ascoli, Italy	Office & warehouses	Life Sciences & Industrial	89,000
Madrid, Spain	Office, laboratory & warehouse	Life Sciences & Industrial	61,000
Hamburg & Rostock, Germany	Office & warehouse	Life Sciences & Industrial	52,000
Vienna, Austria	Office & warehouse	Life Sciences & Industrial	44,000
Cergy, France	Plant, office, warehouse & laboratory	Life Sciences	43,000
Ternay, France	Plant, office & warehouse	Industrial	33,000
Saint-Germain, France	Office	Life Sciences & Industrial	26,000
Stroud, U.K.	Plant	Life Sciences	25,000

Asia
Beijing, China	Plant, office & warehouse	Life Sciences & Industrial	249,000
Melbourne & Somersby, Australia	Office & warehouse	Life Sciences & Industrial	102,000
Tokyo, Osaka, Nagoya, Japan	Offices	Life Sciences & Industrial	50,000

In the opinion of management, these premises are suitable and adequate to meet the Company’s requirements.

Back to Contents

ITEM 3. LEGAL PROCEEDINGS.

The Company has environmental matters discussed below at the following three sites: Ann Arbor, Michigan; Pinellas Park, Florida and Glen Cove, New York.

Ann Arbor, Michigan:

In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by Pall Corporation (the “Company” or “Pall”) in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900,000 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order (“the REO”) requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. Gelman’s plan has been submitted to, and approved by, both the Court and the State. Although Gelman has met monthly milestones established under the plan and although contaminant concentrations have been significantly reduced, the goal of reducing contaminant levels to acceptable levels within five years has not been met. The Court, however, concluded that Gelman was in compliance with the terms the REO in a subsequent order issued in December 2004 (see below) and has expressed its satisfaction with Gelman’s progress during recent hearings.

In February 2004, the Court instructed Gelman to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan. Gelman has submitted its Feasibility Study as instructed. The State also submitted its plan for remediating this area of contamination to the Court. On December 17, 2004, the Court issued its Order and Opinion Regarding Remediation and Contamination of the Unit E Aquifer (the “Unit E Order”). The Court adopted, with limited modifications, Gelman’s remediation plan for this area of contamination. The Court also noted that Gelman was in compliance with the Court’s previous REO. The State has not appealed the Unit E Order. Gelman is now in the process of implementing the requirements of the Order.

In correspondence dated June 5, 2001, the State asserted that additional stipulated penalties in the amount of $142,000 were owed for a separate alleged violation of the consent judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request “under advisement”, pending the results of certain groundwater monitoring data. Those data have been submitted to the Court, but no ruling has been issued. On August 9, 2001, the State made a written demand for reimbursement of $227,470 it has allegedly incurred for groundwater monitoring. Gelman considers this claim barred by the consent judgment.

On May 12, 2004, the City of Ann Arbor (the “City”) filed a lawsuit against Gelman in Washtenaw County Circuit Court. The City’s suit seeks damages, including the cost of replacing a municipal water supply well allegedly affected by the 1,4-dioxane groundwater contamination, as well as injunctive relief in the form of an order requiring Gelman to remediate the soil and groundwater beneath the City. The contaminant levels allegedly detected in the municipal well at issue, however, are well below applicable cleanup standards and Gelman will vigorously defend against the claim.

By Order dated July 19, 2005, the Court granted Gelman’s motion for partial summary disposition, in part, dismissing two of the City’s three common law claims. Gelman will continue to challenge the legal and factual basis of the City’s remaining statutory and common law claims. The trial, if one is necessary, is set for May 1, 2006.

On June 25, 2004, the Company was sued in the United States District Court for the Eastern District of Michigan by a private plaintiff in connection with the groundwater contamination. The complaint seeks both money damages and injunctive relief requiring remediation of the contamination. The plaintiff also seeks to represent a larger class of property owners and residents who plaintiff claims are affected by the groundwater contamination. On August 25, 2004, the Company filed a motion for summary judgment seeking to dismiss the plaintiff’s claims. In response, plaintiff’s counsel sought and was granted permission to amend the complaint. An amended complaint was filed on November 17, 2004, which added seven plaintiffs. The Company does not believe that there is substantive merit to the named plaintiffs’ claims or a basis for class certification.

Back to Contents

On December 27, 2004, the Company filed a second motion for summary judgment addressing the new plaintiffs’ claims. In response, plaintiffs sought, and were granted, leave to file a second amended complaint adding a federal statutory claim. Plaintiffs were also granted leave to conduct limited discovery. Discovery is nearing completion and the Company is to re-file its dispositive motion by October 17, 2005. No trial date has been set. The Company will continue to vigorously defend the lawsuit.

On August 10, 2005, the City filed a lawsuit against Gelman under the Federal Superfund Statute ("CERCLA") for recovery of the City’s alleged response costs, including well replacement costs. Gelman filed its responsive pleadings on September 15, 2005 and will vigorously defend the lawsuit.

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

In July 2002, a Supplemental Contamination Assessment Plan (SCAP) and an Interim Remedial Action Plan (IRAP) were prepared by the Company’s consultants/contractors and submitted to FDEP. A revised IRAP was submitted by the Company in December 2003, and it was accepted by the FDEP in January 2004. A Remedial Action Plan (RAP) was submitted in June 2004. The RAP received approval and field activities have commenced.

Glen Cove, New York:

A March 1994 report indicated groundwater contamination consisting of chlorinated solvents at a neighboring site to the Company’s Glen Cove facility, and later reports found both shallow and intermediate zone contamination. In 1999, the Company entered into an Order on Consent with the New York State Department of Environmental Conservation (NYSDEC), and completed a Phase II Remedial Investigation at the Glen Cove facility.

The NYSDEC has finalized the Record of Decision (ROD) for the shallow and intermediate groundwater zone termed OU-1, and the Company has signed an Order on Consent for OU-1 effective July 5, 2004. This Order requires the Company to prepare a Remedial Design/Remedial Action Work Plan to address groundwater conditions.

The ROD for the deep groundwater zone (OU-2) has been deferred by the NYSDEC until additional data is available to delineate contamination and select an appropriate remedy. The NYSDEC requested the Company and a neighboring potentially responsible party (“PRP”) to enter into a joint Order on Consent for the remedial investigation. The PRP appears unwilling to enter into an Order and the Company has been informed by the NYSDEC that it will undertake the OU-2 investigation at the PRP’s property. The Company has not yet entered into an Order for the OU-2 investigation at its facility.

In addition to the aforementioned environmental matters, on December 3, 2004, a third-party action was commenced against the Company in the United States District Court for the Eastern District of New York in connection with ground water contamination. Plaintiff Anwar Chitayat (“Chitayat”) seeks recovery against defendants Vanderbilt Associates and Walter Gross for environmental costs allegedly incurred, and to be incurred, in connection with the disposal of hazardous substances from property located in Hauppauge, New York (the Site). The Site is a property located in the same industrial park as a Company facility. Walter Gross claims that the Company is responsible for releasing hazardous substances into the soil and groundwater at its property, which then migrated to the Site. Walter Gross seeks indemnification and contribution under Section 113 of CERCLA from third-party defendants in the event he is found liable to Chitayat. The plaintiff has moved to amend his complaint to add a claim for contribution under Section 113 of CERCLA against the Company, and the Company is opposing this proposed amendment.

     *     *     *

Back to Contents

The Company’s balance sheet at July 31, 2005 contains environmental liabilities of $24,535,000, which relate to the aforementioned items. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.

Reference is also made to the Contingencies and Commitments note in the notes accompanying the consolidated financial statements in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of its fiscal year 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age*	Current Positions Held	First Appointed an Executive Officer

Eric Krasnoff**	53	Chairman and Chief Executive Officer	1986
Marcus Wilson**	50	President and Chief Financial Officer	1998
Donald B. Stevens	60	Chief Operating Officer	1994
Neil MacDonald	55	Group Vice President	2000
Roberto Perez	56	Group Vice President	2003
Steven Chisolm	47	Senior Vice President	1998
James Western	54	Senior Vice President	2004
Lisa McDermott	40	Vice President of Finance and Chief Accounting Officer	2004

   * Age as of October 14, 2005.

** Messrs. Krasnoff and Wilson are directors of the Company and members of the Board’s Executive Committee.

None of the persons listed above is related.

For more than the past five years, the principal occupation of people listed above has been their employ by the registrant.

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

	2005		2004		Cash Dividends Declared Per Share

Price per share	High	Low	High	Low	2005	2004

Quarter: First	$25.89	$22.07	$25.95	$21.55	$0.09	$0.09
Second	29.80	25.87	28.04	23.56	0.10	0.09
Third	27.89	25.68	27.50	22.31	0.10	0.09
Fourth	31.52	26.19	26.22	22.00	0.10	0.09

As of September 28, 2005 there were approximately 4,324 holders of record of the Company’s common stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of the Company’s common stock.

	(In thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 1, 2005 to May 31, 2005	—	—	—	$275,002
June 1, 2005 to June 30, 2005	—	—	—	$275,002
July 1, 2005 to July 31, 2005	461	$30.91	461	$260,754

Total	461	$30.91	461

(1)	On October 17, 2003, the Company’s Board of Directors (“the Board”) authorized and announced the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. On October 14, 2004, the Board authorized the additional expenditure of up to another $200,000 for the repurchase of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the fourth quarter of fiscal year 2005, we purchased 461 shares in open-market transactions at an aggregate cost of $14,248 with an average price per share of $30.91. Total repurchases in fiscal year 2005 were 2,435 shares at an aggregate cost of $64,246 with an average price per share of $26.38. Total repurchases in fiscal year 2004 were 3,099 shares at an aggregate cost of $75,000 with an average price per share of $24.20. Therefore, $260,754 remains to be expended under the current stock repurchase program. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

During the fourth quarter of fiscal year 2005, there were no previously issued shares tendered in partial payment of employee stock option exercises. In fiscal year 2005, 13 shares were traded in by employees in payment of stock option exercises at an average price of $27.19 per share and an aggregate cost of $346.

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

On April 24, 2002, the Company acquired the Filtration and Separations Group (“FSG”). The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). The operating results of FSG are reported in the Company’s results of operations from April 28, 2002.

(In millions, except per share data)	2005		2004	2003	2002		2001

RESULTS FOR THE YEAR:
Net sales	$1,902.3		$1,770.7	$1,613.6	$1,290.8		$1,235.4
Cost of sales	978.9		899.1	810.0	654.9		591.2
Selling, general and administrative expenses	621.4		583.5	536.2	440.0		404.0
Research and development	56.2		57.3	52.2	54.8		56.1
Restructuring and other charges, net	38.8		12.5	47.5	26.8		17.2
Interest expense, net	25.9		20.5	24.5	14.3		16.6

Earnings before income taxes	181.1	(a)	197.8	143.2	100.0	(b)	150.3
Provision for income taxes	40.3		46.2	40.0	26.8		32.3

Net earnings	$140.8		$151.6	$103.2	$73.2		$118.0

Earnings per share:
Basic	1.13		1.21	0.84	0.60		0.96
Diluted	1.12		1.20	0.83	0.59		0.95
Dividends declared per share	0.39		0.36	0.36	0.52		0.68
Capital expenditures	86.2		61.3	62.2	69.9		77.8
Depreciation and amortization	90.9		88.9	83.9	74.0		71.5

YEAR-END POSITION:
Working capital	$703.3		$629.3	$516.9	$477.8		$465.1
Property, plant and equipment, net	608.8		600.4	600.2	605.1		503.0
Total assets	2,265.3		2,182.7	2,016.7	2,010.4		1,548.5
Long-term debt, net of current portion	510.2		488.7	489.9	619.7		359.1
Total liabilities	1,125.3		1,128.3	1,082.2	1,190.7		778.5
Stockholders’ equity	1,140.0		1,054.4	934.5	819.7		770.0

(a)	Includes Restructuring and other charges, net, of $39.6 (including $.8 related to a one-time purchase accounting adjustment to step up the value of inventory acquired from Biosepra Process Division (“Biosepra”) from Ciphergen Biosystems, Inc., by $2.4, in accordance with SFAS No. 141, in the opening balance sheet. This step up increased cost of sales by $.8 in fiscal year 2005 concurrent with the sale of a portion of the underlying inventory. The step up amount is considered non-recurring in nature because, although the Company acquired the manufacturing operations of Biosepra, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from Biosepra and subsequently sold in the period).
(b)	Includes Restructuring and other charges, net, of $32.8 (including $6.0 related to a one-time purchase accounting adjustment to step up the value of inventory acquired from FSG, by $6.0, in accordance with SFAS No. 141, in the opening balance sheet. This step up increased cost of sales by $6.0 in fiscal year 2002 concurrent with the sale of the underlying inventory. The step up amount is considered non-recurring in nature because, although the Company acquired the manufacturing operations of FSG, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from FSG and subsequently sold in the period).

Back to Contents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Risk Factors

You should read the following discussion together with the consolidated financial statements and notes thereto and other financial information in this Form 10-K report. The discussions under the subheadings “Review of Market Segments and Geographies” below are in local currency unless indicated otherwise. Management considers local currency growth an important measure because by excluding the volatility of exchange rates, underlying volume growth is clearer. As used below, “½%” indicates that we have rounded the relevant data up or down to the nearest one-half percentage point. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.

The matters discussed in this Annual Report on Form 10-K contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current Company management expectations and are subject to risks and uncertainties which could cause actual results to differ materially. The Company is subject to risks and uncertainties including, but not limited to: fluctuations in foreign currency exchange rates; regulatory approval and market acceptance of new technologies; changes in product mix and product pricing and in interest rates and cost of raw materials; the Company’s success in enforcing its patents and protecting its proprietary products and manufacturing techniques and its ability to achieve the savings anticipated from its cost reduction initiatives; global and regional economic conditions and legislative, regulatory and political developments; and domestic and international competition in the Company’s global markets.

Business Reorganization

During fiscal year 2005, the Company undertook to reorganize its business structure into three underlying vertically integrated business units: Life Sciences, comprising Medical and BioPharmaceuticals; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial segment; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water divisions and Microelectronics. This reorganization is continuing and management has decided to further integrate the Industrial businesses (Aeropower and Process Technologies) to form one vertically integrated Industrial business unit. Thus, in the future the Company’s new structure will consist of two vertically integrated business units: Life Sciences and Industrial. Each business unit will have integrated support functions and responsibility for global manufacturing, sales and marketing, research and development, and finance functions to enable the Company to better meet its customers’ needs and in order to achieve greater efficiencies and profit growth. This revised organizational structure is in contrast to the former matrix organizational structure where, within each geography, these functions supported the market-based part of the matrix on a shared basis (as opposed to being directly vertically integrated into these business units).

It is expected that once the reorganization is complete, senior management of the Company, including the Company’s chief executive officer, will manage the Company and make key decisions about the allocation of Company resources based on the two business units. The Company’s sales subsidiaries will continue to sell Life Sciences and Industrial products. As such, overhead costs of these subsidiaries have been, and will continue to be, shared by the businesses.

Since the Company is in the process of changing its management approach, organizational structure, operating performance assessment and internal business unit financial reporting, a change to the manner in which the Company presents segment information in its financial statements may result. The accounting and financial reporting systems at each of the Company’s entities, as well as at the Corporate office, are being assessed for conversion to support the strategic reorganization of the business and the requirements of management in the new structure. Additionally, certain of the internal segment financial reporting accounting principles utilized in the measurement and evaluation of the profitability of the Company’s business units (such as the allocation of shared overhead costs) are also being reassessed for consistency with the underlying reorganized structure of the business.

Back to Contents

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

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. The Company performs goodwill impairment tests on an annual basis. In response to changes in industry and market conditions, the Company could be required to strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. Based on impairment tests performed, there was no impairment of goodwill in fiscal years 2005, 2004 and 2003.

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

Back to Contents

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

Pension expense associated with our defined benefit plans was $29,890 in fiscal year 2005, which was based on a weighted average discount rate of 5.68% (calculated using the projected benefit obligation) and a weighted average expected long-term rate of return on plan assets of 6.55% (calculated using the fair value of plan assets).

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. If the expected long-term rate of return on plan assets was reduced by 50 basis points, projected pension expense in fiscal year 2005 would have increased approximately $1,200. The discount rates used for defined benefit plans are set by benchmarking against investment grade corporate bonds in each country (e.g., in the U.S., Moody’s AA or better). If the weighted average discount rate was reduced by 50 basis points, pension expense in fiscal year 2005 would have increased by approximately $3,500.

Accrued Expenses and Contingencies

Management estimates certain material expenses in an effort to record those expenses in the period incurred. The accrual requiring the most judgmental estimation relates to environmental proceedings. Environmental accruals are recorded based upon historical costs incurred and estimates for future costs of remediation and on-going legal expenses which have a high degree of uncertainty. When no estimate in a given range is deemed to be better than any other, the low end of the range is accrued.

Self-insured workers’ compensation insurance accruals are recorded based on insurance claims processed including applied loss development factors as well as historical claims experience for claims incurred but not yet reported. Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences between estimates and assumptions and actual results could result in an accrual requirement materially different from the calculated accrual.

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

Back to Contents

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. As of July 31, 2005, we have not provided deferred taxes on $1,036,983 of undistributed foreign subsidiaries’ earnings since substantially all such earnings were expected to be permanently invested in foreign operations. The range of reasonably possible amounts, based upon law, that are being considered for repatriation due to the aforementioned provision is between zero and $500,000. The related potential range of income tax is between zero and $26,250. The extent to which we ultimately take advantage of this provision depends on a number of factors, including the manner in which funds will be utilized and the ability to obtain financing abroad.

Results of Operations 2005 Compared with 2004

Review of Consolidated Results

Sales for the fiscal year 2005 increased 7½% to $1.9 billion from $1.77 billion in fiscal year 2004. Exchange rates increased reported sales in the year by $58,625, primarily due to the strengthening of the Euro and to a lesser extent the British Pound and Japanese Yen. In local currency (i.e., had exchange rates not changed year over year), sales increased 4%. Overall, pricing reduced sales by 1% in the year and as such, the overall volume increase was 5%. Sales in our BioPharmaceuticals segment, which has benefited from strong demand in the biotechnology sector, grew 12% in local currency in the year. General Industrial sales were up 7½%, fueled by double-digit growth in our Municipal Water and Fuels & Chemicals submarkets, while Microelectronics sales increased 4%. Sales in our Aerospace segment were down 3½% due to the timing of large projects. Sales in our Medical segment were down 2½% reflecting a weakness in our North American blood filtration business. By geography, sales in the Western Hemisphere grew 3%, driven by strong growth in BioPharmaceuticals and General Industrial. These gains were partly offset by shortfalls in Medical and Aerospace. Sales in Asia increased 13½%, with all segments contributing to this gain, with the exception of Aerospace. Growth in General Industrial sales in Asia was particularly strong at 24%. In Europe, sales were flat as growth in our Life Sciences business was offset by shortfalls in Microelectronics and General Industrial (Municipal Water, Machinery & Equipment and Power Generation). We expect overall sales in local currency to grow in the mid single-digit range in fiscal year 2006. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

Cost of sales in the year, as a percentage of sales, was 51.5% as compared to 50.8% in fiscal year 2004, reflecting the impact of increased systems business (i.e., which have lower gross margins) as well as pricing reductions in our Medical business, partly offset by savings generated from our cost reduction initiatives. We expect cost of sales, as a percentage of sales, to improve slightly in fiscal year 2006.

Selling, general and administrative expenses, as a percentage of sales, improved to 32.7% in fiscal year 2005 as compared to 33% last year. In fiscal year 2005, savings realized from our cost reduction initiatives (see discussion below) and reduced bonus levels were partly offset by costs related to Sarbanes Oxley compliance and the ongoing vertical integration of our businesses. Foreign currency translation is estimated to have increased selling, general and administrative expenses by approximately $20,200 in fiscal year 2005. Excluding the impact of foreign exchange, selling, general and administrative expenses, as a percentage of sales improved 40 basis points as compared with fiscal year 2004.

We continue to move forward with our cost reduction initiatives (“CoRe”). At the beginning of fiscal year 2005, we expected to achieve $20,000 in savings for the full year related to our Indirect Expenditure cost reduction initiatives and other initiatives that focus on our cost of manufacturing. The majority of these savings were to be generated in the second half of fiscal year 2005. These programs generated about $5,000 in savings in the first half of fiscal year 2005; however, in the third and fourth quarters we saw a lower rate of savings than originally expected which, coupled with price increases for steel, plastics, energy costs and freight, reduced our expected savings. We estimate that savings generated, net of these cost increases, approximated $14,000 for the full fiscal year 2005. We are expecting continued improvement in selling, general and administrative expenses, as a percentage of sales, in fiscal year 2006.

Research and development expenses decreased $1,096 in dollars and to 3.0% of sales from 3.2% in fiscal year 2004. Fiscal year 2005 reflects spending on biotechnology products, such as chromatography, prion filters and industrial material projects. We expect research and development expenses in dollars to increase moderately in fiscal year 2006.

In fiscal year 2005, we recorded restructuring and other charges, net, of $38,763, primarily related to our CoRe initiatives including our plans for a structure comprised of vertically integrated business units discussed above. In addition, restructuring and other charges, net, include the write-down of an investment in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”), that was deemed other-than-temporarily impaired and an increase to our environmental reserves. Furthermore, restructuring and other charges, net included a charge of $11,953 related to the early extinguishment of our $100,000 private placement 7.83% unsecured senior notes. The charge represents the payment to the note holders under the make-whole provision of the notes reduced by our carrying value of the notes.

Back to Contents

In fiscal year 2004, we recorded restructuring and other charges, net, of $12,477. The restructuring and other charges, net, reflect severance and other costs incurred as a result of the streamlining of our manufacturing operations in the United Kingdom (“U.K.”), Japan and Germany and reorganizing our Medical and BioSciences management structure, as well as the sale of certain manufacturing plants in Germany. Additionally, restructuring and other charges, net, reflects an increase in our environmental liabilities of $20,837 principally as a result of a change in the estimated duration and costs of the remediation effort at the Ann Arbor, Michigan facility of the Company’s subsidiary Gelman Sciences, partly offset by a gain on the sale of our investment in Oiltools International and non-recurring income related to a decrease of pension liabilities in Germany. The adjustment to pension liabilities was due to an over accrual of pension expense that occurred during the preceding five-year period, the effect of which was not significant in any period.

The details of the charges for the years ended July 31, 2005, July 31, 2004 and August 2, 2003 can be found in the Restructuring and Other Charges note accompanying the consolidated financial statements.

The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2005, 2004 and 2003:

	Severance	Lease Termination Liabilities & Other	Total

2005
Original Charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	$9,006	$193	$9,199

2004
Original Charge	$4,117	$538	$4,655
Utilized	(2,765)	(538)	(3,303)

Balance at July 31, 2004	1,352	—	1,352
Utilized	(1,243)	—	(1,243)
Reversal of excess reserves (b)	(22)	—	(22)
Other changes (a)	(87)	—	(87)

Balance at July 31, 2005	$—	$—	$—

2003
Original Charge (c)	$13,868	$8,897	$22,765
Utilized	(7,211)	(6,367)	(13,578)

Balance at Aug. 2, 2003	6,657	2,530	9,187
Utilized	(5,167)	(1,770)	(6,937)
Other changes (a)	(428)	(510)	(938)

Balance at July 31, 2004	1,062	250	1,312
Utilized	(529)	(73)	(602)
Reversal of excess reserves (b)	(120)	—	(120)
Other changes (a)	(413)	(177)	(590)

Balance at July 31, 2005	$—	$—	$—

a)	Other changes reflect translation impact. In addition, fiscal year 2003 includes the reversal of excess restructuring accruals of $1,250 related to the FSG acquisition that were originally recorded as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Back to Contents

b)	Reflects the reversal in fiscal year 2005 of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal years 2003 and 2004.

c)	Includes severance and other exit costs of $7,453 and $6,578, respectively, related to FSG employees and facilities that were recorded as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Net interest expense in fiscal year 2005 increased to $25,950 from $20,501 in fiscal year 2004. The increase in net interest expense reflects the impact of higher interest rates on our variable rate debt and the termination of fixed to variable rate interest rate swaps. In addition, interest expense was affected by higher debt levels earlier this fiscal year that were partly related to the acquisition of Biosepra (refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis for a discussion of net and gross debt). We expect net interest expense in fiscal year 2006 to increase approximately $2,000-$3,000 compared with fiscal year 2005.

The underlying tax rate (i.e., the tax rate on earnings before income taxes, excluding restructuring and other charges) was 24% in fiscal year 2005, unchanged from fiscal year 2004. We expect our underlying tax rate to remain at 24% in fiscal year 2006.

Net earnings in fiscal year 2005 were $140,816, or $1.12 per share, compared with net earnings of $151,573, or $1.20 per share in fiscal year 2004. In summary, net earnings reflect organic sales growth and an improvement in selling, general and administrative expenses (as a percentage of sales) offset by the impact of lower gross margins as well as increased net interest expense and restructuring and other charges, net. We estimate that foreign currency translation added approximately 4 cents to earnings per share in fiscal year 2005. We expect earnings per share in fiscal year 2006 to be in the range of $1.31 – $1.46 per share. This range includes the impact of stock compensation and the adoption of SFAS No. 123R, “Share-Based Payment”, which we estimate will cost approximately 8 cents in earnings per share. In light of our ongoing cost reduction initiatives, we may incur severance and other restructuring costs in fiscal year 2006; however, because these costs are not estimable at this time, this range does not contemplate such charges.

Review of Market Segments and Geographies

Market Segments:

The table below presents sales for the fiscal years ended July 31, 2005 and July 31, 2004 by market segment, including the effect of exchange rates for comparative purposes. In the first quarter of fiscal year 2005, we implemented the first phase of our vertical integration plan by integrating our Medical and BioSciences divisions. Accordingly, our BioSciences business, which was formerly reported under our BioPharmaceutical segment, was combined with our Medical segment. Segment information for prior periods has been restated to conform to the current presentation.

	2005	2004	% Change			Exchange Rate Difference	% Change in Local Currency

Medical	$443,256	$444,015	—			$10,107	(2	½	)
BioPharmaceuticals	321,480	277,176	16			11,002	12

Total Life Sciences	764,736	721,191	6			21,109	3

General Industrial	742,994	666,771	11	½		27,897	7	½
Aerospace	175,095	178,178	(1	½	)	3,387	(3	½	)
Microelectronics	219,459	204,607	7	½		6,232	4

Total Industrial	1,137,548	1,049,556	8	½		37,516	5

Total	$1,902,284	$1,770,747	7	½		$58,625	4

Life Sciences sales in fiscal year 2005 increased 3% compared to fiscal year 2004. Life Sciences represented approximately 40% of our total sales in fiscal year 2005 compared with 41% in fiscal year 2004.

Within Life Sciences, Medical segment sales in fiscal year 2005 were down 2½%, reflecting a weakness in our Blood Filtration portion of the business. The BioSciences and Hospital portions of our Medical business were up slightly. Medical sales in Europe and Asia were up 4% in both geographies, while sales in the Western Hemisphere, the largest portion of the Medical business, were down 7%. Within Medical, sales in our Blood Filtration submarket were down 6%. The shortfall reflects a weakness in the Western Hemisphere (which accounts for approximately 63% of our global Blood Filtration business), where sales were down 8½%. The blood bank market is highly competitive throughout the world and is characterized by various national and private tender processes. The contract with our largest blood bank customer, which expired in June 2005, was renewed for a term of three years. Our contract with another large blood bank customer will not be renewed beyond its 2006 expiration, however, we are still doing business with them as they transition to their new provider. In BioSciences, the other Medical submarket, sales increased 1½%, as growth in our Laboratory business was partly offset by a decline in our OEM business. Overall, we expect sales in our Medical segment to be up modestly in fiscal year 2006.

Back to Contents

BioPharmaceuticals segment sales in fiscal year 2005 increased 12% compared to fiscal year 2004, driven by strong demand in the biotechnology sector. Systems sales increased 67% compared with fiscal year 2004. The acquisition of Biosepra and Euroflow accounted for 1½% of the BioPharmaceuticals sales growth in the year. By geography, all geographies exhibited strong growth in BioPharmaceuticals sales; however, growth was particularly robust in the Western Hemisphere, where sales increased 17%. The growth in the Western Hemisphere reflects strong demand from the biotechnology sector while Europe is continuing to recover from tough market conditions related to industry consolidations and the downturn in the plasma market. The significant growth in systems sales in fiscal year 2005 bodes well for future sales of our disposable products. We expect sales in the BioPharmaceuticals segment to increase in the double-digit range in fiscal year 2006.

Our Industrial business accounted for approximately 60% of our total sales in fiscal year 2005 as compared with 59% in fiscal year 2004. Industrial sales grew 5% in fiscal year 2005, as growth in General Industrial and Microelectronics was partly offset by a decline in Aerospace.

General Industrial segment sales, which account for about 65% of our Industrial business, were up 7½% compared with fiscal year 2004. The increase in sales in our General Industrial segment was driven by double-digit growth in our Municipal Water and Fuels & Chemicals submarkets.

Within General Industrial, Municipal Water sales grew 26% driven by repeat orders from existing municipal customers. Also, our success rate for winning municipal project bids has significantly improved as a result of our cost savings initiatives. Municipal Water sales in Asia almost tripled, as water scarcity is driving growth in this region. Sales in the Western Hemisphere increased 36½% driven by tighter EPA regulations. Sales in Europe were down 8½% partly due to timing of projects in the municipal sector. Overall, orders were strong in the fourth quarter as well, increasing 67½%. Sales in our Fuels & Chemicals submarket grew 15% driven by double-digit growth rates in all geographies. The growth in this market reflects energy availability concerns and environmental pressures. Sales in our Power Generation submarket increased 8½%. By geography, sales in Asia were up 57%. Sales in the Western Hemisphere and Europe were down 10% and 6½%, respectively, reflecting timing of large systems sales. Sales in our Machinery & Equipment submarket decreased 1%. By geography, strong growth in the Western Hemisphere (15½%) and Asia (24%) was offset by a decline in Europe of 13½%. Sales growth in Asia was driven by increased activity in the steel industry in China and in the mining industry in Australia. Food & Beverage sales increased 2½%. By geography, Asia achieved double-digit growth reflecting our success in the regional brewing market. Sales in the Western Hemisphere were down 2%, while sales in Europe were flat. Overall, we expect sales in the General Industrial segment, to increase in the high single-digit range in fiscal year 2006.

Aerospace sales were down 3½% reflecting the timing of large projects in the Military and Marine Water portion of this business. By geography, overall Aerospace sales in the Western Hemisphere were down 4½%, while sales in Europe were flat. In Asia, the smallest of our Aerospace markets, sales were down 12½%. Military sales decreased 10½% compared to last year reflecting shortfalls in the Western Hemisphere and Asia of 15½% and 11½%, respectively. Military sales in Europe were up 4½%. Commercial sales increased 7½% reflecting growth in the Western Hemisphere and Europe. Military comprised 46% of total Aerospace sales in fiscal 2005 compared with 50% in fiscal 2004. We are seeing further positive signs in the commercial market in the Western Hemisphere and Asia. Our OEM airframe customers are increasing their production plans and global air travel has shown double-digit growth. We expect our Military portion of the business to improve as well. We expect sales in the Aerospace segment, to increase in the mid single-digit range in fiscal year 2006.

Microelectronics sales in fiscal year 2005 were up 4% reflecting growth in the Western Hemisphere (4½%) and Asia (9½%). In Europe, sales were down 15% as there is continued malaise blanketing the industry there. On a positive note, we have seen some rebound in the OEM market in the Western Hemisphere compared to a year ago. The thin film rigid disk market remains strong due to the rapid adoption of micro drive enabled MP3 players; accordingly, we are pursuing this market. We continue to diversify and expand into the macroelectronics market, which is not directly tied to the cyclicality of the semiconductor industry. We expect sales in the Microelectronics segment, to increase in the mid single-digit range in fiscal year 2006.

The consolidated operating profit as a percentage of sales was 16.7% in fiscal year 2005 as compared to 17.5% in fiscal year 2004. Operating profit dollars increased by $8,488, or 2½%, to $317,646. The operating profit details for the years ended July 31, 2005 and July 31, 2004 can be found in the Segment Information and Geographies note accompanying the consolidated financial statements.

Back to Contents

In Life Sciences, overall operating profit as a percentage of sales in fiscal year 2005 increased to 20.9% from 20.6% in fiscal year 2004, as an increase in Medical operating profit margin, was partly offset by a decline in BioPharmaceuticals. Operating profit dollars increased $10,641, or 7%.

Within Life Sciences, Medical operating profit improved to 18.6% from 18% in fiscal year 2004. Operating profit dollars increased $2,598, or 3½%. The improvement in operating profit reflects the impact of our cost reduction programs, particularly with manufacturing efficiencies partly offset by the impact of pricing pressures.

Operating profit in BioPharmaceuticals was 24% of sales as compared to 24.9% in fiscal year 2004, reflecting the impact of increased systems sales, which carry a lower margin. Operating profit dollars increased $8,043, or 11½%, generated by the strong growth in sales.

Overall operating profit margins in Industrial were 13.9% as compared with 15.3% in fiscal year 2004. Operating profit dollars were down from fiscal year 2004 primarily reflecting a decreased level of profitability in our Aerospace segment.

Within Industrial, General Industrial operating profit was 11.2% as compared to 11.7% in fiscal year 2004. The decline in margin was primarily attributable to the significant growth in systems sales in the period. Operating profit dollars increased $4,660, or 6% reflecting the growth in sales partly offset by the impact of reduced margins related to a change in product mix. Aerospace operating profit was 19.3% as compared to 24.5% in fiscal year 2004, while operating profit dollars declined by $9,870, or 22½%, reflecting lower military and marine water sales. Microelectronics operating profit margin was 18.9%, up 10 basis points from fiscal year 2004. Operating profit dollars increased $3,057, or 8%, reflecting the growth in sales.

Geographies:

The table below presents sales for the years ended July 31, 2005 and July 31, 2004 to unaffiliated customers by geography, including the effect of exchange rates for comparative purposes.

	2005	2004	% Change		Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$689,172	$667,535	3		$2,500	3
Europe	782,481	735,969	6	½	42,541		½
Asia	430,631	367,243	17	½	13,584	13	½

Total	$1,902,284	$1,770,747	7	½	$58,625	4

By geography, sales in the Western Hemisphere increased 3% in both local currency and on a reported basis compared with fiscal year 2004, as strong growth in BioPharmaceuticals and General Industrial was partly offset by a decline in Medical and Aerospace. Exchange rates increased sales in the year by $2,500, primarily related to the strengthening of the Canadian dollar. Operating profit increased to 17.5% of total sales (including intercompany sales to other geographies) as compared with 14.9% in fiscal year 2004. Operating profit dollars increased $33,628, or 26½% reflecting the improvement in margin as well as the growth in sales.

In Europe, sales were flat as double-digit growth in BioPharmaceuticals and modest growth in Medical was offset by shortfalls in General Industrial (Municipal Water, Machinery & Equipment and Power Generation) and Microelectronics. The strengthening of European currencies added $42,541 in sales resulting in reported sales growth of 6½%. Operating profit was 11.1% of total sales (including intercompany sales to other geographies) as compared to 14.4% in fiscal year 2004, while operating profit dollars were down $19,976, or 16½%.

Sales in Asia increased 13½% with all segments contributing to this gain with the exception of Aerospace. The strengthening of Asian currencies added $13,584 in sales, resulting in reported sales growth of 17½%. Operating profit was 14.6% of total sales (including intercompany sales to other geographies) as compared with 16.8% in fiscal year 2004, reflecting the impact of increased General Industrial system sales. Operating profit dollars increased by $1,403, or 2%.

General corporate expenses decreased $7,323 in fiscal year 2005. The decline in expenses reflects the impact of our cost reduction programs, reduced bonus expense and a decrease in consulting expenses related to our cost reduction programs partly offset by increased costs related to Sarbanes Oxley compliance initiatives.

Back to Contents

Results of Operations 2004 Compared with 2003

Review of Consolidated Results

Sales for fiscal year 2004 increased 9½% to $1.77 billion from $1.61 billion in fiscal year 2003. Exchange rates increased reported sales in the year by $109,892, or 6½%, primarily due to the strengthening of the Euro and to a lesser extent the British Pound and Japanese Yen. In local currency, sales increased 3%. Overall, a decrease in pricing reduced sales by about 1%, which was offset by an increase in volume of 4%. Sales growth was negatively impacted by a decline in Aerospace segment sales attributable to non-recurring sales related to the Iraqi conflict in fiscal 2003. Sales growth was strong in our Microelectronics segment as the semiconductor industry continued to rebound. Sales in our Medical segment were up in the low single-digit range. BioPharmaceuticals segment sales were flat, while General Industrial segment sales posted low-single digit growth. By geography, Asia reported double-digit sales growth, while the Western Hemisphere achieved mid single-digit growth. The growth in Asia and the Western Hemisphere was partly offset by a decline in sales in Europe, primarily attributable to lower Aerospace sales. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

Cost of sales in fiscal year 2004, as a percentage of sales, increased to 50.8% from 50.2% in fiscal year 2003. The increase in cost of sales, as a percentage of sales, reflects the impact of product mix as well as volume changes in our Aerospace segment and the impact of a pricing decrease in our Medical segment.

Selling, general and administrative expenses as a percentage of sales in fiscal year 2004 decreased to 33% as compared to 33.2% in fiscal year 2003. The improvement in selling, general and administrative expenses reflects synergies achieved related to our FSG integration efforts and the effects of our cost reduction programs, partly offset by increased pension and consulting costs as well as the impact of foreign exchange. Foreign exchange is estimated to have increased selling, general and administrative expenses by approximately $42,700 in fiscal year 2004. The increase in consulting costs relates primarily to our cost reduction programs as well as Sarbanes-Oxley compliance initiatives.

We continued to move forward with our four cost reduction initiatives. Net savings from the indirect expenditure cost reduction initiative approximated $2,500 in fiscal year 2004, in the Western Hemisphere.

Research and development expenses were 3.2% of sales in fiscal year 2004, on par with fiscal year 2003.

In fiscal year 2004, we recorded restructuring and other charges, net, of $12,477. The restructuring and other charges, net, reflect severance and other costs incurred as a result of the streamlining of our manufacturing operations in the United Kingdom (“U.K.”), Japan and Germany and reorganizing our Medical and BioSciences management structure, as well as the sale of certain manufacturing plants in Germany. Additionally, restructuring and other charges, net, reflects an increase in our environmental liabilities of $20,837 principally as a result of a change in the estimated duration and costs of the remediation effort at the Ann Arbor, Michigan facility of the Company’s subsidiary Gelman Sciences, partly offset by a gain on the sale of our investment in Oiltools International and non-recurring income related to a decrease of pension liabilities in Germany. The adjustment to pension liabilities was due to an over accrual of pension expense that occurred during the preceding five-year period, the effect of which was not significant in any period.

In fiscal year 2003, we recorded restructuring and other charges of $47,524 reflecting the write-off of in-process research and development acquired in the FSG acquisition of $37,600 and restructuring and other charges of $9,924 (primarily severance and other exit costs). The fiscal year 2003 charges were primarily related to the FSG acquisition and the realignment of our Life Sciences business, including the transfer of Medical manufacturing from Ireland.

The details of the charges for the years ended July 31, 2004 and August 2, 2003 can be found in the Restructuring and Other Charges note accompanying the consolidated financial statements.

Net interest expense decreased $3,937 compared to fiscal year 2003. The reduction in net interest expense reflects lower debt levels from our pay down of debt of about $22,000.

In fiscal year 2004 the underlying tax rate was 24% compared with 22% in fiscal year 2003 reflecting increased earnings in higher tax rate jurisdictions.

Net earnings in fiscal year 2004 were $151,573, or $1.20 per share, compared with net earnings of $103,202, or 83 cents per share in fiscal year 2003. In summary, net earnings benefited from organic sales growth, increased gross profit dollars generated by a higher level of sales, decreased interest expense and the benefit of foreign exchange rates. An increase in selling, general and administrative expense dollars (pension and consulting related to the cost reduction program and Sarbanes-Oxley initiatives) and the impact of a higher underlying tax rate partly offset the above. In addition, fiscal year 2004 included restructuring and other charges, net, of $12,477, whereas fiscal year 2003 included the write-off of in-process research and development acquired in the FSG acquisition of $37,600 and severance and other charges of $9,924. We estimate that foreign currency translation added approximately 7 cents to earnings per share in fiscal year 2004.

Back to Contents

Review of Market Segments and Geographies

Market Segments:

The table below presents sales for the fiscal years ended July 31, 2004 and August 2, 2003 by market segment including the effect of exchange rates for comparative purposes. In the first quarter of fiscal year 2005, we implemented the first phase of our vertical integration plan by integrating our Medical and BioSciences divisions. Accordingly, our BioSciences business, which was formerly reported under our Biopharmaceutical segment, was combined with our Medical segment. Segment information for prior periods has been restated to conform to the current presentation.

	2004	2003	% Change		Exchange Rate Difference	% Change in Local Currency

Medical	$444,015	$411,058	8		$19,337	3	½
BioPharmaceuticals	277,176	257,867	7	½	19,748	—

Total Life Sciences	721,191	668,925	8		39,085	2

General Industrial	666,771	595,210	12		52,416	3
Aerospace	178,178	185,431	(4)		6,897	(7	½)
Microelectronics	204,607	164,069	24	½	11,494	17	½

Total Industrial	1,049,556	944,710	11		70,807	3	½

Total	$1,770,747	$1,613,635	9	½	$109,892	3

Life Sciences sales increased 2% in fiscal year 2004 compared with fiscal year 2003. Life Sciences represented approximately 41% of our total sales in fiscal year 2004, consistent with fiscal year 2003.

Within Life Sciences, Medical segment sales grew 3½% as growth in our Blood Filtration business was partly offset by a decline in BioSciences. By geography, the Western Hemisphere and Europe posted growth in Medical sales of 8% and 3½%, respectively. Sales in Asia, which comprised the smallest portion of our Medical business, were down. Blood Filtration sales increased 7% (Western Hemisphere and Europe) compared to fiscal year 2003. The blood bank market is highly competitive throughout the world and is characterized by various national and private tender processes. We successfully extended for a further year our contract with our largest blood bank customer, while another large blood bank customer notified us that their contract would not be renewed beyond its 2006 expiration. In BioSciences, the other portion of our Medical business, sales were down 3½% (all geographies), reflecting a weakness in the laboratory portion of the business, which was affected by research spending cuts. BioPharmaceuticals segment sales were flat in fiscal year 2004, reflecting the distress in the plasma fractionation industry. In addition, the timing of capital orders in the biotechnology industry negatively impacted sales growth. By geography, mid single-digit growth in Asia was offset by a decrease in the Western Hemisphere. Sales in Europe were flat.

Our Industrial business accounted for approximately 59% of total sales in fiscal year 2004, consistent with fiscal year 2003. Industrial sales grew 3½% as compared with fiscal year 2003. Growth in Microelectronics was strong, while General Industrial segment sales, which accounted for about 63% of our Industrial business, were up 3%. Aerospace sales were down 7½%.

Within General Industrial, all submarkets contributed to the increase in sales in fiscal year 2004. Sales in our Power Generation submarket increased 15% with all geographies contributing to this gain. The Western Hemisphere benefited from a large water filtration sale to a power station in Denver, Colorado and all geographies benefited from our Total Fluid Management approach. Sales in our Fuels & Chemicals submarket grew 3½% reflecting strong sales in Asia partly offset by a decline in the Western Hemisphere. Sales in Europe were up modestly. Sales in our Machinery & Equipment submarket increased slightly, as strong growth in Asia and modest growth in the Western Hemisphere were largely offset by a decline in Europe. Sales in the Western Hemisphere and Europe were negatively impacted by difficult industry conditions. Sales in Water Processing increased 5½%, driven by strong growth in the Western Hemisphere. Sales in the Western Hemisphere have been positively impacted by more stringent EPA regulations. Sales in our Food & Beverage submarket increased 2%, driven by strong growth in the Western Hemisphere. In the fourth quarter, sales in this market reached a record $50 million. We successfully applied our Total Fluid Management solutions to the wine, soft drink and spirits market and we are now the sole supplier of filtration and separation products to some large global customers.

Back to Contents

Aerospace sales decreased 7½%, reflecting a decline in Military sales of 15% (in Europe and Asia) partly offset by an increase in Commercial sales of 1½%. The decline in Military sales reflects a difficult comparison, as fiscal year 2003 reflected non-recurring sales related to the Iraqi conflict estimated at about $15 million. Excluding the impact of the nonrecurring sales, total Aerospace sales increased 1%. Military sales comprised approximately 50% of total Aerospace sales compared with 55% in fiscal year 2003.

Microelectronics sales grew 17½% compared with fiscal year 2003 as the recovery of the cyclical semiconductor market continued. In the fourth quarter, sales increased 27%, marking the third consecutive quarter of achieving strong double-digit growth. Growth for the year was driven by the Western Hemisphere and Asia where sales increased 13½% and 26%, respectively. Sales in Europe, the smallest of our Microelectronics markets, declined 1½%. While in fiscal year 2003 we initially saw growth in the macro side of the semiconductor market (digital displays, information storage, ink jet printing), in fiscal 2004 we began to see growth across the whole spectrum of the market, including increased OEM activity and fab upgrades and production.

The consolidated operating profit as a percentage of sales declined to 17.5% from 17.9% in fiscal year 2003.

In Life Sciences, overall operating profit was 20.6% compared with 20.9% in fiscal year 2003 reflecting a decline in BioPharmaceuticals operating profit margin partly offset by an improvement in Medical.

Within Life Sciences, Medical operating profit improved to 18.0% from 17.3% in fiscal year 2003. Operating profit dollars increased by $8,670 or 12%. The improvement in operating profit reflects manufacturing-based cost reduction programs and synergies realized as a result of the reorganization of the Critical Care and Blood Businesses (refer to the Restructuring and Other Charges note accompanying the consolidated financial statements for discussion of actions taken in fiscal year 2003) partly offset by a decrease in pricing. Operating profit in BioPharmaceuticals declined to 24.9% of sales, from 26.7% in fiscal year 2003 reflecting a change in product mix. Operating profit dollars were on par with fiscal year 2003.

Overall operating profit margins in Industrial declined to 15.3% from 15.7% in fiscal year 2003. General Industrial operating profit improved to 11.7% from 11.3% in fiscal year 2003, while operating profit dollars increased by $10,733, or 16%. Aerospace operating profit declined to 24.5% from 28.4%, while operating profit dollars decreased $8,959 or 17%, reflecting lower military sales as discussed above. Microelectronics operating profit increased to 18.8% from 17.1% in fiscal year 2003, while operating profit dollars increased $10,373 or 37%. The increase in Microelectronics operating profit margin and dollars reflects the strong growth in sales as discussed above.

Geographies:

The table below presents sales for the fiscal years ended July 31, 2004 and August 2, 2003 to unaffiliated customers by geography including the effect of exchange rates for comparative purposes.

	2004	2003	% Change		Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$667,535	$630,307	6		$3,251	5	½
Europe	735,969	671,660	9	½	81,496	(2	½)
Asia	367,243	311,668	18		25,145	10

Total	$1,770,747	$1,613,635	9	½	$109,892	3

By geography, sales in the Western Hemisphere increased 5½% year over year. Exchange rates increased sales by $3,251, primarily related to the strengthening of the Canadian Dollar, resulting in reported sales growth of 6%. Operating profit increased to 14.9% of total sales (including intercompany sales to other geographies) as compared with 14.6% in fiscal year 2003. Operating profit dollars increased $11,200, or 9½% reflecting the increase in sales.

In Europe, sales declined 2½% compared with fiscal year 2003. The decline in sales reflects the impact of the non-recurring Aerospace sales related to the Iraqi conflict, which were recorded in fiscal year 2003. The strengthening of European currencies added $81,496 in sales resulting in reported sales growth of 9½%. Operating profit declined to 14.4% of total sales (including intercompany sales to other geographies) from 15.9% in fiscal year 2003, while operating profit dollars were flat. The decrease in operating profit margin primarily reflects a shift in product mix and the decline in Aerospace sales.

Back to Contents

Sales in Asia increased 10% as compared to fiscal year 2003. The strengthening of Asian currencies added $25,145 in sales, resulting in reported sales growth of 18%. The increase in sales resulted from strong growth in General Industrial and Microelectronics sales as cited above. In addition, sales have been favorably impacted by a shift during the latter part of fiscal year 2003 from the way FSG recorded sales through their U.S. and European manufacturing sites to the way Pall records sales through local sales companies. This shift resulted in sales being recorded in Asia that, prior to the change, were recorded in the Western Hemisphere and Europe consistent with the FSG methodology. Operating profit increased to 16.8% of total sales (including intercompany sales to other geographies) from 16.6% in fiscal year 2003, reflecting the strong sales growth as discussed above. Operating profit dollars increased $10,262, or 19½%.

General corporate expenses increased $5,405 compared with fiscal year 2003, reflecting increased pension, consulting and insurance costs partly offset by savings achieved as a result of our cost reduction program.

Liquidity and Capital Resources

On August 24, 2004, we terminated our existing five-year $200,000 unsecured senior revolving credit facility (dated August 30, 2000) and closed on an expanded $300,000, five-year, variable rate (LIBOR or prime based) unsecured senior revolving credit facility. Initial borrowings under the new facility were used to repay amounts outstanding under the existing $200,000 unsecured senior revolving credit facility and the remaining balance on our $100,000 bank loan (dated October 2002) which amounted to $50,000. On July 29, 2005, in order to capitalize on a precipitous and favorable shift in market and credit conditions, we opted to terminate the August 24, 2004 unsecured senior revolving credit facility, replacing it with a further expanded $350,000, five-year, variable rate (LIBOR or prime based), unsecured senior revolving credit facility. In addition to securing pricing concessions that more than offset incremental transactional costs, certain non-financial covenants were liberalized. The new facility also provides for limited borrowing in designated foreign currencies. The foreign currency capability will assist us in managing foreign exchange exposure. We borrowed $190,000 under the new facility and used the proceeds principally to (1) redeem all of our $100,000 private placement 7.83% senior notes otherwise due in August 2010, including approximately $3,241 in accrued interest and $14,702 in make-whole payments and (2) repay the $65,250 of borrowings, accrued interest and fees due under our then existing $300,000 unsecured senior revolving credit facility entered into on August 24, 2004, and (3) various fees associated with the new facility. The new unsecured senior revolving credit facility contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. We were in compliance with all covenants of our various debt agreements as of July 31, 2005.

In addition, we refinanced, our Yen 3 billion loan, which was due on June 20, 2005, until June 20, 2007. The terms require us to make interest payments at a floating rate based upon Yen LIBOR. On May 9, 2005, we entered into a forward dated “receive variable, pay fixed” interest rate swap related to this loan (notional amount Yen 3 billion) with the same financial institution. We will receive payments at a variable rate based upon Yen LIBOR, and will make payments at an all-in fixed rate of 0.36% on a notional amount of Yen 3 billion. The swap has the same term as the loan.

For more detail regarding the aforementioned transactions, refer to the Notes Payable and Long-Term Debt note accompanying the consolidated financial statements.

Net cash provided by operating activities in fiscal year 2005 was $161,608, a decrease of $30,338 as compared with fiscal year 2004. The decrease in cash flow reflects the impact of decreased earnings and changes in working capital items, particularly inventory and income tax payable.

Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $75,455 in fiscal year 2005, as compared with $130,684 in fiscal year 2004. The decrease in free cash flow reflects the factors discussed above, as well as a higher level of capital expenditures. We believe this measure is important because it is a key element of our planning. We utilize free cash flow, which is a non-GAAP measure, as one way to measure our current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities:

	2005	2004	2003

Net cash provided by operating activities	$161,608	$191,946	$230,353
Less capital expenditures	86,153	61,262	62,170

Free cash flow	$75,455	$130,684	$168,183

Back to Contents

The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at July 31, 2005 to those at July 31, 2004, the Euro has strengthened against the U.S. dollar, while the British Pound and the Japanese Yen have weakened against the U.S. dollar.

Working capital was approximately $703,300, a ratio of 2.5 at July 31, 2005 as compared with $629,300, a ratio of 2.3 at July 31, 2004. Accounts receivable days sales outstanding were 84 days, as compared to 81 days in fiscal year 2004. Inventory turns, for the four quarters ended July 31, 2005, were 2.9 as compared to 3.1 at July 31, 2004. The effect of foreign exchange increased net inventory and net accounts receivable by $25 and $3,894, respectively, and decreased other current assets by $384, as compared with year-end fiscal 2004. Additionally, foreign exchange increased accounts payable and other current liabilities by $998. Overall, net debt (debt net of cash and cash equivalents), as a percentage of total capitalization (net debt plus equity), was 24.5%. Net debt increased by approximately $30,000 compared with year-end fiscal 2004. The impact of capital leases increased net debt by $9,900, while the impact of foreign exchange rates (primarily on cash) reduced net debt by $2,600 and the fair value adjustment and the termination of our fixed to variable interest rate swaps carried as part of debt decreased net debt by approximately $2,200. As such, the actual cash increase in our net debt was approximately $24,900 in fiscal year 2005. Total gross debt decreased approximately $12,400 as compared with year-end fiscal 2004. The impact of capital leases increased gross debt by $9,900, while the fair value adjustment and the termination of our fixed to variable interest rate swaps carried as part of debt reduced gross debt by approximately $2,200. As such, the actual cash decrease in our gross debt was approximately $20,100 in fiscal year 2005.

Proceeds from stock plans were $62,490 in fiscal year 2005. Capital expenditures were $86,153 in fiscal year 2005. Depreciation and Amortization expense were $83,956 and $6,965, respectively. In fiscal year 2006, capital expenditures are expected to be slightly above the fiscal year 2005 level, while depreciation and amortization expense are expected to total approximately $93,000.

On October 17, 2003, our Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of our common stock. Furthermore, on October 14, 2004, our Board of Directors authorized an additional expenditure of another $200,000 to repurchase shares. During fiscal year 2004 and fiscal year 2005, we repurchased stock of $75,000 and $64,246, respectively. This leaves $260,754 remaining of the $400,000 the Board of Directors authorized for share repurchases at July 31, 2005. In fiscal year 2005, we paid dividends of $47,075. We increased our quarterly dividend to $0.10 per share from the previous level of $0.09 effective as of January 20, 2005. We expect to pay dividends of about $49,600 for the full fiscal year 2006.

At July 31, 2005, we owned 617.5 shares of the common stock of VITEX at an adjusted cost basis of $8.00 per share (original cost less any impairment losses previously recorded). Our shares and cost basis reflect the effect of a 1 for 10 reverse stock split on March 15, 2005. Our investment in VITEX has been recorded at the July 31, 2005 fair market value of $3.09 per share, or $1,908 in the accompanying consolidated balance sheet. During the first quarter of fiscal year 2005, we recorded an impairment charge of $2,875 related to our investment in VITEX as its decline in fair market value was deemed to be other-than-temporary. In August 2005, we sold all of our 617.5 shares for proceeds aggregating $6,783. The resulting gain of $1,806, net of fees and commissions, will be recognized in the first quarter of fiscal year 2006. For more detail regarding our investment in VITEX, refer to the Other Non-Current Assets note accompanying the consolidated financial statements.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. As of July 31, 2005, we have not provided deferred taxes on $1,036,983 of undistributed foreign subsidiaries’ earnings since substantially all such earnings were expected to be permanently invested in foreign operations. The range of reasonably possible amounts, based upon law, that are being considered for repatriation due to the aforementioned provision is between zero and $500,000. The related potential range of income tax is between zero and $26,250. The extent to which we ultimately take advantage of this provision depends on a number of factors, including the manner in which funds will be utilized and the ability to obtain financing abroad.

We consider our existing lines of credit, along with the cash generated from operations, to be sufficient for both short-term and long-term growth.

Back to Contents

The following is a summary of our contractual commitments as of July 31, 2005:

	Year Ended
	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt	$1,359	$28,627	$1,408	$1,475	$191,547	$287,104	$511,520
Operating leases	23,281	15,021	8,988	5,901	3,297	7,083	63,571
Purchase commitments	75,602	15,747	9,902	6,452	119	—	107,822
Employment contracts	6,737	4,166	—	—	—	—	10,903
Other commitments	1,026	489	327	80	35	60	2,017

Total commitments	$108,005	$64,050	$20,625	$13,908	$194,998	$294,247	$695,833

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material requiring that such items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will become effective for fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP FAS 109-2”). FSP FAS 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) exception regarding non-recognition of deferred tax liabilities and requires explanatory disclosures from those who need the additional time. As of July 31, 2005, we have not provided deferred taxes on the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations. The extent to which we will ultimately take advantage of this provision depends on a number of factors, including the manner in which the funds will be utilized and the ability to obtain financing abroad. The range of reasonably possible amounts, based upon the law, that are being considered for repatriation due to the aforementioned provision is between zero and $500,000. The related potential range of income tax is between zero and $26,250.

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

In December 2004, the FASB issued SFAS No. 123, Share-Based Payment (“SFAS No. 123(R)”), which supercedes SFAS No. 123 and APB No. 25. SFAS No. 123(R) addresses the accounting for shared-based payment transactions (excluding employee stock-ownership plans) in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) requires the company to recognize the grant-date fair-value of equity-based compensation issued to employees in the income statement. SFAS No. 123(R) eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB No. 25, which had been permitted in SFAS No. 123 as originally issued. SFAS No. 123(R) will become effective for fiscal years beginning after June 15, 2005. Additionally, in March 2005, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No.

Back to Contents

107, Share-Based Payment (“SAB No. 107”), which provided additional guidance on certain implementation issues with respect to SFAS No. 123(R). We are currently finalizing our assessment of the impact adoption of SFAS No. 123(R) will have; however, had we adopted SFAS No. 123(R) in prior periods, we believe that the impact of that standard would have approximated the impact of SFAS No. 123 as previously disclosed under the requirements of SFAS No. 123 and SFAS No. 148 in the footnotes to our consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

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

Foreign Currency

Our reporting currency is the U.S. dollar. Because we operate through subsidiaries or branches in over thirty countries around the world, our earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. dollar. We estimate that foreign exchange translation added 4 cents to earnings per share in fiscal year 2005.

Most of our products are manufactured in the U.S., including Puerto Rico, Germany and the United Kingdom, and then sold into many countries. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. dollar to the British Pound (“the Pound”), the Japanese Yen (“the Yen”) and the Euro, as well as adverse changes in the relationship of the Pound to the Euro. Exposure exists when the functional currency of the buying subsidiaries weakens against the U.S. dollar, the Pound or the Euro thus causing an increase of the product cost to the buying subsidiary, which adversely affects the Company’s consolidated gross margin and net earnings. The effect of foreign exchange is partially mitigated because of the significant level of manufacturing done in Europe. The deterioration of the Yen against the U.S. dollar has a greater proportional adverse effect on our earnings because the majority of Japan’s purchases are sourced from the U.S. In fiscal year 2005, the Euro, the Pound and the Yen appreciated by approximately 6%, 4½% and 2½%, respectively, against the U.S. dollar compared with the average exchange rates in effect in fiscal year 2004. Additionally, the Euro appreciated against the Pound by approximately 1%. Due to the difficulty in estimating the economic effect of foreign currency rates, particularly in periods of high volatility of such rates, we do not provide such estimated effects and report only the translation effect to earnings per share disclosed above.

We are also exposed to transaction risk from adverse changes in exchange rates. These short-term transaction exposures are primarily Yen, Euro, Pound, Singapore dollar and Australian dollar denominated receivables held in the U.S. and Euro-denominated receivables held in the United Kingdom. These short-term exposures to changing foreign currency exchange rates are managed by purchasing forward foreign exchange contracts (“forwards”) to offset the earnings and cash flow impact of non-functional currency denominated receivables and payables as well as the expeditious payment of balances. In addition, we enter into loans denominated in foreign currencies to offset the earnings and cash flow impact of nonfunctional currency-denominated receivables. We do not enter into forwards for trading purposes. At July 31, 2005, these exposures amounted to approximately $44,529 and were offset by forwards with a notional principal amount of $36,874. If a hypothetical 10% simultaneous adverse change had occurred in exchange rates, net earnings would have decreased by approximately $1,199, or approximately 1 cent per share.

Back to Contents

Interest Rates

We are exposed to changes in interest rates, primarily due to our financing and cash management activities, which include long and short-term debt as well as cash and certain short-term, highly liquid investments considered to be cash equivalents.

Our debt portfolio is comprised of both fixed and variable rate borrowings. We manage the composition of the portfolio, and concurrently interest rate exposure by employing interest rate swaps. Giving effect to interest rate swaps, the Company’s debt portfolio was approximately 40% variable rate at July 31, 2005, down from approximately 60% variable rate at July 31, 2004. The impetus for this change was management’s reevaluation and reassessment of the interest rate environment which led to the early termination of pay variable-receive fixed interest rate swaps, with an aggregate notional amount of $230,000 related to the $280,000 6% private placement senior notes due in 2012. As of July 31, 2005, we had cash flow interest rate swaps (i.e., variable to fixed rate swaps) with notional amounts aggregating $51,726 outstanding. The fair value of our interest rate swaps at July 31, 2005 was a liability of $11. The cash flows on the above mentioned interest rate swaps mirror the cash flows of the hedged underlying debt instruments. We do not enter into interest rate swaps for trading purposes.

For the year ended July 31, 2005, interest expense, net of interest income, was $25,950. A hypothetical 10% increase in market interest rates over the actual fiscal year 2005 average rate would increase net interest expense by $409.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are located immediately following the signature pages of this Form 10-K. See Item 15 (a)(1) for a listing of financial statements provided.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2005:
Net sales	$414,732	$469,473	$493,543	$524,536	$1,902,284
Gross profit	199,872	224,932	244,989	253,575	923,368
Restructuring and other charges, net (a)	5,523	5,438	4,292	23,510	38,763
Earnings before income taxes	29,249	41,676	56,654	53,492	181,071
Net earnings	21,699	32,045	43,678	43,394	140,816
Earnings per share:
Basic	0.17	0.26	0.35	0.35	1.13
Diluted	0.17	0.26	0.35	0.34	1.12

2004:
Net sales	$374,286	$428,085	$463,921	$504,455	$1,770,747
Gross profit	180,065	206,869	230,287	254,407	871,628
Restructuring and other charges, net (a)	(3,703)	13,668	681	1,831	12,477
Earnings before income taxes	33,001	30,687	61,130	73,014	197,832
Net earnings	24,668	24,856	46,514	55,535	151,573
Earnings per share:
Basic	0.20	0.20	0.37	0.44	1.21
Diluted	0.19	0.20	0.37	0.44	1.20

(a)	Refer to the Restructuring and Other Charges note in the notes accompanying the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Back to Contents

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

For the fiscal year ended July 31, 2005 and prior to the filing date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)	Management’s report on internal control over financial reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of July 31, 2005. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of July 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(b)	Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pall Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pall Corporation and subsidiaries maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pall Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such

Back to Contents

other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pall Corporation maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Pall Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2005, and our report dated October 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Melville, New York
October 12, 2005

(c)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended July 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Back to Contents

     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of directors:

Information required by this item is included in the Proxy Statement under the captions Proposal 1 - “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this report.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included in the Proxy Statement under the caption “Compensation and Other Benefits of Senior Management,” and is incorporated by reference in this report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Proxy Statement under the captions Proposal 1 - “Election of Directors” and “Indebtedness of Executive Officers and Directors under Stock Option Plans” and is incorporated by reference in this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is included in the Proxy Statement under the caption “Information Concerning Independent Auditors—Disclosure about Fees,” and is incorporated by reference in this report.

Back to Contents

     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the Form 10-K:

(1)	The following items are filed as part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – July 31, 2005 and July 31, 2004
Consolidated Statements of Earnings - years ended July 31, 2005, July 31, 2004 and August 2, 2003
Consolidated Statements of Stockholders’ Equity - years ended July 31, 2005, July 31, 2004 and August 2, 2003
Consolidated Statements of Cash Flows - years ended July 31, 2005, July 31, 2004 and August 2, 2003
Notes to consolidated financial statements

(2)	The following financial statement schedule is filed as part of this report:
Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or in the notes thereto.

(3)	Exhibits:
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit Number	Description of Exhibit

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	By-Laws of the Registrant as amended through April 13, 2005, filed as exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005.

4(i)*	Indenture dated as of August 1, 2002, by and among Pall Corporation as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, relating to the Registrant’s 6% Senior Notes due August 1, 2012 filed as Exhibit 4(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

4(ii)†	Credit Agreement dated July 29, 2005, between Pall Corporation and JPMorgan Chase Bank and the Other Lenders Party Thereto.

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

Back to Contents

Exhibit
Number	Description of Exhibit

10.1*‡	Employment Agreement dated January 21, 2004, as amended and restated effective July 20, 2005, between the Registrant and Eric Krasnoff, filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on July 25, 2005.

10.2*‡	Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson, filed as Exhibit 10.2 to the 2003 10-K.

10.3*‡	Amendment dated August 20, 2005 to Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 2, 2005.

10.4*‡	Employment Agreement dated November 15, 2001, between the Registrant and Donald B. Stevens, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.5*‡	Employment Agreement dated November 15, 2001, between the Registrant and Steven Chisolm, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.6*‡	Employment Agreement dated May 1, 2003 between the Registrant and Andrew Denver, filed as Exhibit 10.7 to the 2003 10-K.

10.7*‡	Employment Agreement dated June 6, 2003 between the Registrant and Roberto Perez, filed as Exhibit 10.10 to the 2003 10-K.

10.8*‡	Employment Agreement dated August 1, 2004 between the Registrant and James R. Western, Jr., filed as Exhibit 10.11 to the 2004 10-K.

10.9*‡	Service Agreement dated March 1, 2002, between Pall Europe Limited and Neil MacDonald, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.10*‡	Service Contract dated February 26, 2001, between Pall Deutschland GmbH Holding and Heinz Ulrich Hensgen, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 28, 2001.

10.11†‡	Employment Agreement dated June 1, 2004 between the Registrant and Lisa McDermott.

10.12*‡	Pall Corporation Supplementary Profit-Sharing Plan as amended effective July 19, 2005, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on July 25, 2005.

10.13*‡	Pall Corporation Profit-Sharing Plan as amended and restated as of July 1, 1998, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.14*‡	Pall Corporation Profit-Sharing Plan amended pursuant to provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001, filed as Exhibit 10.17 to the 2003 10-K.

10.15*‡	Pall Corporation Supplementary Pension Plan as amended effective July 19, 2005, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 2, 2005.

10.16*‡	Pall Corporation 2004 Executive Incentive Bonus Plan, as amended effective July 19, 2005, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on July 25, 2005.

Back to Contents

Exhibit
Number	Description of Exhibit

10.17*‡	Pall Corporation 1991 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.18*‡	Pall Corporation 1993 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.19*‡	Pall Corporation 1995 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.20*‡	Pall Corporation 1998 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.21*‡	Pall Corporation 2005 Stock Compensation Plan, as amended effective July 19, 2005, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on July 25, 2005.

10.22*‡	Pall Corporation Stock Option Plan for Non-Employee Directors, as amended effective November 10, 1998, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.23*‡	Pall Corporation 2001 Stock Option Plan for Non-Employee Directors, as amended September 17, 2004, filed as Exhibit 10.25 to the 2004 Form 10-K.

10.24*‡	Pall Corporation Management Stock Purchase Plan as amended effective July 19, 2005, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on July 25, 2005.

10.25*‡	Pall Corporation Employee Stock Purchase Plan as amended effective October 17, 2003, filed as Exhibit 10.27 to the 2003 10-K.

10.26*‡	Principal Rules of the Pall Supplementary Pension Scheme, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 29, 1995.

10.27*‡	Pall Deutschland GmbH Holding, Concept Of An Additional Pension Plan For Senior Executives, filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 1996.

14*	Pall Corporation Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and other employees with important roles in the financial reporting process, filed as Exhibit 99.1 to the 2004 10-K.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.

†	Exhibit filed herewith

‡	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pall Corporation

October 14, 2005	By:	/s/ MARCUS WILSON
Marcus Wilson, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ERIC KRASNOFF
Eric Krasnoff	Chairman of the Board and Chief Executive Officer	October 14, 2005

/s/ MARCUS WILSON
Marcus Wilson	President, Chief Financial Officer and Director	October 14, 2005

/s/ LISA MCDERMOTT
Lisa McDermott	Vice President – Finance and Chief Accounting Officer	October 14, 2005

/s/ ABRAHAM APPEL
Abraham Appel	Director	October 14, 2005

/s/ DANIEL J. CARROLL, JR.
Daniel J. Carroll, Jr.	Director	October 14, 2005

/s/ JOHN H. F. HASKELL, JR.
John H. F. Haskell, Jr.	Director	October 14, 2005

/s/ ULRIC S. HAYNES, JR.
Ulric S. Haynes, Jr.	Director	October 14, 2005

/s/ EDWIN W. MARTIN
Edwin W. Martin	Director	October 14, 2005

/s/ KATHERINE L. PLOURDE
Katherine L. Plourde	Director	October 14, 2005

/s/ HEYWOOD SHELLEY
Heywood Shelley	Director	October 14, 2005

/s/ EDWARD L. SNYDER
Edward L. Snyder	Director	October 14, 2005

/s/ EDWARD TRAVAGLIANTI
Edward Travaglianti	Director	October 14, 2005

/s/ JAMES D. WATSON
James D. Watson	Director	October 14, 2005

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pall Corporation:

We have audited the accompanying consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pall Corporation and subsidiaries as of July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pall Corporation and subsidiaries internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 12, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Melville, New York
October 12, 2005

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31, 2005	July 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$164,928	$207,277
Accounts receivable	493,650	468,905
Inventories	365,929	302,861
Other current assets	135,885	133,116

Total current assets	1,160,392	1,112,159
Property, plant and equipment, net	608,758	600,383
Goodwill	252,904	239,660
Intangible assets	50,004	44,129
Other non-current assets	193,243	186,396

Total assets	$2,265,301	$2,182,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$24,299	$28,968
Accounts payable	142,839	117,707
Accrued liabilities	217,280	209,523
Income taxes	58,928	84,986
Current portion of long-term debt	1,359	30,514
Dividends payable	12,434	11,162

Total current liabilities	457,139	482,860
Long-term debt, net of current portion	510,161	488,686
Deferred income taxes	10,321	16,005
Other non-current liabilities	147,703	140,737

Total liabilities	1,125,324	1,128,288

Stockholders’ equity:
Common stock, par value $.10 per share; 500,000 shares authorized; 127,958 shares issued	12,796	12,796
Capital in excess of par value	121,934	115,489
Retained earnings	1,066,848	984,117
Treasury stock, at cost (2005 – 3,616 shares, 2004 – 3,937 shares)	(90,878)	(92,047)
Stock option loans	(1,808)	(2,308)
Accumulated other comprehensive income (loss):
Foreign currency translation	80,412	77,585
Minimum pension liability	(49,353)	(37,559)
Unrealized investment gains (losses)	33	(3,275)
Unrealized losses on derivatives	(7)	(359)

	31,085	36,392

Total stockholders’ equity	1,139,977	1,054,439

Total liabilities and stockholders’ equity	$2,265,301	$2,182,727

See accompanying notes to consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Years Ended
	July 31, 2005	July 31, 2004	August 2, 2003

Net sales	$1,902,284	$1,770,747	$1,613,635
Cost of sales	978,916	899,119	810,039

Gross profit	923,368	871,628	803,596

Selling, general and administrative expenses	621,401	583,539	536,194
Research and development	56,183	57,279	52,204
Restructuring and other charges, net	38,763	12,477	47,524
Interest expense, net	25,950	20,501	24,438

Earnings before income taxes	181,071	197,832	143,236
Provision for income taxes	40,255	46,259	40,034

Net earnings	$140,816	$151,573	$103,202

Earnings per share:
Basic	$1.13	$1.21	$0.84
Diluted	$1.12	$1.20	$0.83
Average shares outstanding:
Basic	124,645	125,685	123,275
Diluted	125,598	126,737	124,214

See accompanying notes to consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

Years Ended August 2, 2003, July 31, 2004 and July 31, 2005	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Stock Option Loans	Accumulated Other Comprehensive Loss	Total	Comprehensive Income

Balance at August 4, 2002	$12,796	$110,745	$832,308	$(110,799)	$(3,259)	$(22,071)	$819,720
Comprehensive income:
Net earnings			103,202				103,202	$103,202
Other comprehensive income (loss):
Translation adjustment						46,335	46,335	46,335
Minimum pension liability						(29,975)	(29,975)	(29,975)
Unrealized investment gains						4,671	4,671	4,671
Unrealized gain on derivatives						627	627	627

Comprehensive income								$124,860

Dividends declared			(44,678)				(44,678)
Issuance of 1,892 shares for stock plans and pension funding			(6,142)	40,601			34,459
Restricted stock units related to stock plans		(1,129)					(1,129)
Stock option loans					1,304		1,304

Balance at August 2, 2003	12,796	109,616	884,690	(70,198)	(1,955)	(413)	934,536
Comprehensive income:
Net earnings			151,573				151,573	151,573
Other comprehensive income (loss):
Translation adjustment						48,679	48,679	48,679
Minimum pension liability						(4,505)	(4,505)	(4,505)
Unrealized investment losses						(7,710)	(7,710)	(7,710)
Unrealized gain on derivatives						341	341	341

Comprehensive income								$188,378

Dividends declared			(45,247)				(45,247)
Issuance of 2,438 shares for stock plans		4,848	(6,899)	53,151			51,100
Restricted stock units related to stock plans		1,025					1,025
Purchase of 3,099 shares				(75,000)			(75,000)
Stock option loans					(353)		(353)

Balance at July 31, 2004	12,796	115,489	984,117	(92,047)	(2,308)	36,392	1,054,439
Comprehensive income:
Net earnings			140,816				140,816	140,816
Other comprehensive income (loss):
Translation adjustment						2,827	2,827	2,827
Minimum pension liability						(11,794)	(11,794)	(11,794)
Unrealized investment losses						3,308	3,308	3,308
Unrealized gain on derivatives						352	352	352

Comprehensive income								$135,509

Dividends declared			(48,585)				(48,585)
Issuance of 2,756 shares for stock plans		5,404	(9,500)	65,415			61,319
Restricted stock units related to stock plans		1,041					1,041
Purchase of 2,435 shares				(64,246)			(64,246)
Stock option loans					500		500

Balance at July 31, 2005	$12,796	$121,934	$1,066,848	$(90,878)	$(1,808)	$31,085	$1,139,977

See accompanying notes to consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	July 31, 2005	July 31, 2004	August 2, 2003

Operating activities:
Net earnings	$140,816	$151,573	$103,202
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	38,763	12,477	47,524
Depreciation and amortization of long-lived assets	90,921	88,935	83,939
Amortization of net proceeds from terminated interest rate swaps	(1,711)	(2,552)	(1,004)
Deferred income taxes	(1,898)	(18,666)	(10,337)
Provisions for doubtful accounts	3,979	3,217	3,103
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(24,800)	(26,765)	14,132
Inventories	(54,604)	(15,817)	(5,725)
Other assets	(9,547)	23,623	(6,759)
Accounts payable and accrued expenses	8,203	(10,416)	(10,406)
Income taxes receivable/payable	(23,531)	(10,386)	6,129
Other liabilities	(4,983)	(3,277)	6,555

Net cash provided by operating activities	161,608	191,946	230,353

Investing activities:
Acquisitions of businesses, net of disposals and cash acquired	(30,879)	(2,005)	(14,113)
Advances to and investments in strategic alliances	—	(2,125)	(6,541)
Proceeds from sale of strategic investments	915	21,344	—
Capital expenditures	(86,153)	(61,262)	(62,170)
Disposals of fixed assets	5,127	4,115	11,714
Proceeds from sale of retirement benefit assets	19,173	22,668	34,306
Purchases of retirement benefit assets	(19,392)	(30,307)	(40,878)
Other	(3,354)	(3,679)	(3,265)

Net cash used by investing activities	(114,563)	(51,251)	(80,947)

Financing activities:
Notes payable	(4,842)	8,181	(375,399)
Long-term borrowings	315,349	40,014	510,192
Repayments of long-term debt	(330,412)	(70,159)	(294,890)
Net proceeds from stock plans	62,490	51,772	30,133
Purchase of treasury stock	(64,246)	(75,000)	—
Make whole payment to redeem senior notes	(14,702)	—	—
Payments/proceeds related to terminated interest rate swaps	(10,044)	—	21,000
Dividends paid	(47,075)	(45,097)	(44,376)

Net cash used by financing activities	(93,482)	(90,289)	(153,340)

Cash flow for year	(46,437)	50,406	(3,934)
Cash and cash equivalents at beginning of year	207,277	149,753	145,424
Effect of exchange rate changes on cash	4,088	7,118	8,263

Cash and cash equivalents at end of year	$164,928	$207,277	$149,753

Supplemental disclosures:
Interest paid	$26,158	$17,527	$26,742
Income taxes paid (net of refunds)	75,215	56,549	35,900
Non-cash investing and financing activities:
Pension obligations funded by 210 shares of treasury stock	—	—	4,288
Capital lease entered into for new building	7,272	4,438	—

See accompanying notes to consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

ACCOUNTING POLICIES AND RELATED MATTERS

The Company

Pall Corporation and its subsidiaries (hereinafter collectively called “the Company” unless the context requires otherwise) manufacture and market filtration and separation products and systems throughout the world to a diverse group of customers within two principal markets - Life Sciences and Industrial.

The Company’s fiscal year ends on July 31, and the Company’s fiscal quarters end on October 31, January 31 and April 30. Prior to fiscal year 2004, the Company’s fiscal year ended on the Saturday closest to July 31, except that the Company’s foreign subsidiaries were on a July 31 fiscal year. The years ended July 31, 2005, July 31, 2004, and August 2, 2003, each comprise 52 weeks.

Presentation and Use of Estimates

The financial statements of the Company are presented on a consolidated basis with its subsidiaries, substantially all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Financial statements of foreign subsidiaries have been translated into U.S. dollars at exchange rates as follows: (i) balance sheet accounts at year-end rates, except equity accounts which are translated at historic rates, and (ii) income statement accounts at weighted average rates. Translation gains and losses are reflected in stockholders’ equity, while transaction gains and losses, which result from the settlement of foreign denominated receivables and payables at rates that differ from rates in effect at the transaction date, are reflected in income. Transaction losses, net, in fiscal years 2005, 2004 and 2003 amounted to $2,796, $1,727 and $1,363, respectively.

To prepare the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make assumptions that may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, inventory valuation; provisions for doubtful accounts; asset impairment; depreciable lives of fixed assets and useful lives of patents and amortizable intangibles; fair value of financial instruments; income tax assets and liabilities; pension valuations; restructuring and other charges; valuation of assets acquired and liabilities assumed in business combinations; revenue recognition and liabilities for items such as environmental remediation. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Certain prior year amounts have been reclassified in the Company’s balance sheet, statements of cash flow and market segment information to conform to the current year presentation.

Cash and Cash Equivalents

All financial instruments purchased with a maturity of three months or less, other than amounts held in the benefits protection trust, are considered cash equivalents. Cash equivalents are held until maturity.

Inventories

Inventories are valued at the lower of cost (principally on the first-in, first-out method) or market.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Investments

Investments (which represent an equity interest of less than 20% and have readily determinable market values) are considered available-for-sale securities; as such, these investments are carried at fair value in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity until realized from sale or when unrealized losses are deemed to be other than temporary. Other than temporary losses are recognized in earnings when management determines that the recoverability of the cost of the investment is unlikely. The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other than temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company’s intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. Investments are included in “Other non-current assets” in the Consolidated Balance Sheets.

Acquisition Accounting

Acquisitions are accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies.

Long-Lived Assets

The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). As such, goodwill is not amortized and is assessed for impairment at least annually and whenever events or circumstances indicate impairment might have occurred. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the overall fair value for the reporting unit is compared to its book value including goodwill. In the case that the overall fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the overall fair value of the reporting unit and the fair value of the net identifiable assets. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. No adjustments resulted from this assessment.

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

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Stock Plans

Stock plans are accounted for using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under APB No. 25, compensation expense would be recorded if, on the date of grant, the market price of the underlying stock exceeded its exercise price. During the three years ended July 31, 2005, the Company has not issued stock options with an exercise price below the date of grant market price. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”), the Company has retained the accounting prescribed by APB No. 25 and presents the SFAS No. 123 information in the notes to its consolidated financial statements. Refer to the Stock Plans note for a description of the Company’s stock plans.

The following table illustrates the effect on net earnings and earnings per share if the Company had accounted for its stock based compensation plans under the fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148:

	2005	2004	2003

Net earnings, as reported	$140,816	$151,573	$103,202
Pro forma stock compensation expense, net of tax benefit	11,667	11,608	13,658

Pro forma net earnings	$129,149	$139,965	$89,544

Earnings per share:
Basic–as reported	$1.13	$1.21	$.84
Basic–pro forma	$1.04	$1.11	$.73
Diluted–as reported	$1.12	$1.20	$.83
Diluted–pro forma	$1.03	$1.10	$.72

The pro forma stock compensation expense, net of tax benefit, is primarily related to stock option awards. The fair value of stock-based compensation awards granted is calculated using the Black-Scholes option-pricing model. The following weighted average assumptions were used in estimating the fair value of stock-based compensation awards:

	2005	2004	2003

Average fair value of stock-based compensation awards granted	$7.93	$8.30	$6.75
Valuation assumptions:
Expected dividend yield	1.8%	1.7%	1.9%
Expected volatility	30.0%	36.8%	33.0%
Expected life (years)	5	5	10
Risk-free interest rate	3.9%	4.4%	4.1%

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

Earnings Per Share

The Consolidated Statements of Earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. Employee stock options and restricted stock units of 212, 166 and 4,748 for fiscal 2005, 2004 and 2003, respectively, were not included in the computation of diluted shares because their effect would have been antidilutive.

The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	2005	2004	2003

Basic shares outstanding	124,645	125,685	123,275
Effect of dilutive securities (a)	953	1,052	939

Diluted shares outstanding	125,598	126,737	124,214

(a) Refer to the Stock Plans note for a description of the Company’s stock plans.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings. The Company measures ineffectiveness related to hedged foreign currency exchange rate exposures (forward contracts and cross currency swaps) using spot exchange rates.

ACQUISITIONS

2005:

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

On January 21, 2005, the Company acquired the remaining interest in Euroflow (UK) of Stroud, England (“Euroflow”) which it did not already own. The purchase price was $1,466, net of cash. Euroflow manufactures pilot and production scale chromatography columns for the biotechnology industry. The Company has held exclusive global marketing and distribution rights to Euroflow chromatography columns and associated technologies since 2002. In addition, the Company had loans and advances totaling $9,255 outstanding from Euroflow at the date of acquisition.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The acquisitions are being accounted for using the purchase method of accounting in accordance with SFAS No. 141. The allocation of the purchase price is dependent upon certain valuations some of which have not progressed to a stage where there is sufficient information to make such allocations. As such, the cost of the acquisitions has been preliminarily allocated in the accompanying consolidated balance sheet at July 31, 2005. The results of these valuations will result in revisions to the purchase price allocation that may be significant and will be reported in future periods as increases and decreases to the excess cost over net assets acquired and liabilities assumed.

The following table summarizes the preliminary allocation of the purchase prices to the assets acquired and liabilities assumed at the dates of the acquisitions:

Purchase price	$38,349
Transaction costs	564

Total purchase price	38,913
Cash acquired	7,470

Total purchase price, net of cash acquired	31,443

Accounts receivable, net	1,710
Inventories	9,886
Other current assets	1,658
Property plant and equipment, net	6,771
Other non-current assets	10,604

Total assets acquired	30,629

Accounts payable and other current liabilities	4,564
Long-term debt	2,562
Due to the Company (from Euroflow)	9,255
Other non-current liabilities	630

Total liabilities assumed	17,011

Excess cost over book value of net assets acquired	$17,825

Based upon the markets Biosepra and Euroflow serve, the excess of cost over the fair value of the net assets acquired was assigned to the Company’s BioPharmaceutical segment. Any resulting goodwill related to the Biosepra and Euroflow acquisitions will not be tax deductible. Pro forma financial information related to the acquisitions has not been provided, as it is not material to the Company’s results of operations and cash flows.

2003:

On March 4, 2003, the Company acquired the assets, primarily manufacturing equipment and intellectual property, of Whatman Hemasure Inc., a wholly owned subsidiary of Whatman plc (“the seller”) for cash of $5,950.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

RESTRUCTURING AND OTHER CHARGES, NET

The following tables summarize the restructuring related items and other charges/(income) recorded in fiscal years 2005, 2004 and 2003:

2005	Restructuring (1)	Other Charges/ (Income) (2)	Total

Early extinguishment of debt, net (a)	$—	$11,953	$11,953
Severance	17,496	—	17,496
Impairment of investments (b)	—	3,615	3,615
Other exit costs	2,928	—	2,928
Loss on sale and impairment of assets	226	—	226
Environmental matters (c)	—	2,077	2,077
Other	—	836	836

	20,650	18,481	39,131
Reversal of excess reserves	(368)	—	(368)

	$20,282	$18,481	$38,763

Cash	$19,666	$16,716	$36,382
Non-cash	616	1,765	2,381

	$20,282	$18,481	$38,763

2004

Environmental matters (c)	$—	$20,837	$20,837
German pension liability (d)	—	(5,626)	(5,626)
Severance	4,117	—	4,117
Other exit costs	538	—	538
Loss/(gain) on sale of assets (b)	63	(7,127)	(7,064)
Other	—	(253)	(253)

	4,718	7,831	12,549
Reversal of excess reserves	(72)	—	(72)

	$4,646	$7,831	$12,477

Cash	$4,583	$14,178	$18,761
Non-cash	63	(6,347)	(6,284)

	$4,646	$7,831	$12,477

2003

In-process research and development (e)	$—	$37,600	$37,600
Severance	6,415	—	6,415
Asset write-offs/ impairment	1,122	—	1,122
Other exit costs	2,319	—	2,319
Other	—	68	68

	$9,856	$37,668	$47,524

Cash	$8,734	$68	$8,802
Non-cash	1,122	37,600	38,722

	$9,856	$37,668	$47,524

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(1) Restructuring:

On April 24, 2002, the Company acquired the Filtration and Separations Group (“FSG”) and management began formulating integration plans and identifying synergistic opportunities. The study conducted in connection with the FSG integration led to a much broader initiative to examine the overall structure of the Company and the manner in which it conducted business activities with the objective of increasing revenue growth and achieving cost reduction. This resulted in a series of restructuring activities that commenced in fiscal year 2003 with focus on the integration of FSG with the Company, and have been ongoing ever since, culminating in the realignment of the overall business structure (described summarily below and in more detail in the Segment Information and Geographies note), which commenced at the end of fiscal year 2004.

2003:

•	In connection with the FSG acquisition, during the fourth quarter of fiscal year 2002 and during the first three quarters of fiscal year 2003, the Company announced and implemented plans to eliminate redundant employees and facilities and to consolidate certain manufacturing lines with other Company facilities. In addition, the Company consolidated its routes to market in the United States, Europe and Asia which resulted in the termination of certain sales employees worldwide and, in Asia, payments were made to certain distributors to terminate these relationships. Furthermore, the Company announced and implemented plans to reorganize and streamline its German operations. The plans included the elimination of some functional overlap, changes in routes to market and the rationalization of product lines. Restructuring and other exit costs related to FSG employees and facilities were recorded as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.
•	The Company reorganized its Life Sciences business such that the Company’s hospital and medical OEM sub-segments were combined with the former Blood segment resulting in the termination of employees holding positions made redundant by the reorganization and incurrence of severance obligations.
•	Furthermore, the Company announced plans to move certain Medical manufacturing from Tipperary, Ireland to Puerto Rico and Tijuana, Mexico.

2004:

•	The Company implemented a plan to reorganize and streamline its operations in Japan. The plan, which affected both sales and support personnel, was aimed at increasing productivity to result in a more efficient sales-focused operation in Japan. As a result of these actions, the Company recorded severance liabilities for the termination of certain employees and exit costs related to the relocation of its Japan headquarters.
•	The Company continued its plan to streamline manufacturing operations which resulted in headcount reductions in the United Kingdom and Germany as well as the sale of certain manufacturing plants in Germany primarily acquired as part of the FSG acquisition.
•	In the fourth quarter of fiscal year 2004, the Company continued its Life Sciences reorganization by implementing a plan to reorganize its Medical and BioSciences management structure in order to better serve its customers in these markets. As a result of the plan, certain management positions were made redundant and the Company recorded severance liabilities for the termination of employees.

2005:

•	The Company began to implement its plan to reorganize its business structure into vertically-integrated business units, as discussed further in the Segment Information and Geographies note, and continued its cost reduction initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to the reorganization.
•	In the first quarter of fiscal year 2005, the Company completed the sale begun in the fourth quarter of fiscal year 2004 of certain manufacturing plants in Germany acquired as part of the FSG acquisition, which resulted in the recognition of a gain of $387.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(2) Other Charges/(Income):

(a)	Early extinguishment of debt, net:
In the fourth quarter of fiscal year 2005, the Company recorded a charge of $11,953 related to the early extinguishment of its $100,000 private placement 7.83% unsecured senior notes. The charge represents the payment to the note holders under the make-whole provision of the notes reduced by the Company’s carrying value of the notes.

(b)	Investments:
In fiscal year 2004, the Company recorded a gain on the sale of its investment in Oiltools International of $7,580. In fiscal year 2005, the Company recorded a charge of $2,875 for the other-than-temporary diminution in value of its strategic investment in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”). In addition, the Company recorded a charge of $740 for the other-than-temporary diminution of a certain investment in equity securities held by its benefits protection trust. For further discussion of the Company’s investments, refer to the Other Current and Non-Current Assets note.

(c)	Environmental Matters:
In fiscal year 2004, the Company increased its environmental liabilities by $20,837, principally as a result of a change in the estimated duration and costs of the remediation effort at the Ann Arbor, Michigan facility of the Company’s subsidiary Gelman Sciences. In fiscal year 2005, the Company further increased its environmental remediation reserves by $2,077 related to matters in various facilities. For more detail regarding environmental matters, please refer to the Contingencies and Commitments note.

(d)	German pension liability:
Reflects an adjustment in fiscal year 2004 to pension liabilities in Germany due to an over accrual of pension expense that occurred during the preceding five-year period, the effect of which was not significant in any period.

(e)	Purchase accounting adjustments:
During the first quarter of fiscal year 2003, the Company also recorded a charge of $37,600 to write-off in-process research and development acquired in the acquisition of FSG.

The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2005, 2004 and 2003:

	Severance	Lease Termination Liabilities & Other	Total

2005
Original Charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	$9,006	$193	$9,199

2004
Original Charge	$4,117	$538	$4,655
Utilized	(2,765)	(538)	(3,303)

Balance at July 31, 2004	1,352	—	1,352
Utilized	(1,243)	—	(1,243)
Reversal of excess reserves (b)	(22)	—	(22)
Other changes (a)	(87)	—	(87)

Balance at July 31, 2005	$—	$—	$—

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

	Severance	Lease Termination Liabilities & Other	Total

2003
Original Charge (c)	$13,868	$8,897	$22,765
Utilized	(7,211)	(6,367)	(13,578)

Balance at Aug. 2, 2003	6,657	2,530	9,187
Utilized	(5,167)	(1,770)	(6,937)
Other changes (a)	(428)	(510)	(938)

Balance at July 31, 2004	1,062	250	1,312
Utilized	(529)	(73)	(602)
Reversal of excess reserves (b)	(120)	—	(120)
Other changes (a)	(413)	(177)	(590)

Balance at July 31, 2005	$—	$—	$—

a)	Other changes reflect translation impact. In addition, fiscal year 2003 includes the reversal of excess restructuring accruals of $1,250 related to the FSG acquisition that were originally recorded as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

b)	Reflects the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal years 2003 and 2004.

c)	Includes severance and other exit costs of $7,453 and $6,578, respectively, related to FSG employees and facilities that were recorded as adjustments to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	2005	2004

Billed	$463,959	$460,062
Unbilled	43,206	20,905

Total	507,165	480,967
Less allowances for doubtful accounts	(13,515)	(12,062)

Accounts receivable	$493,650	$468,905

Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

INVENTORIES

The major classes of inventory are as follows:

	2005	2004

Raw materials and components	$113,202	$88,341
Work-in-process	44,837	45,747
Finished goods	207,890	168,773

	$365,929	$302,861

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2005	2004

Land	$39,270	$39,289
Buildings and improvements	447,660	420,841
Machinery and equipment	715,692	678,972
Furniture and fixtures	75,895	77,345

	1,278,517	1,216,447
Less: Accumulated depreciation and amortization	669,759	616,064

Property, plant and equipment, net	$608,758	$600,383

GOODWILL AND INTANGIBLE ASSETS

The following table presents goodwill, net of accumulated amortization, allocated by reportable segment in accordance with SFAS No. 142:

	2005	2004

Medical	$28,578	$28,433
BioPharmaceuticals	45,538	28,602

Life Sciences	74,116	57,035

General Industrial	151,878	154,753
Aerospace	5,704	6,127
Microelectronics	21,206	21,745

Industrial	178,788	182,625

	$252,904	$239,660

The change in the carrying amount of goodwill is primarily attributable to the excess of cost over the fair value of the net assets acquired relating to the acquisitions of Biosepra and Euroflow, which are reflected in the Biopharmaceuticals segment and the reversal of excess restructuring reserves and tax allowances. For more detail regarding the acquisitions of Biosepra and Euroflow, refer to the Acquisitions note. In addition, goodwill has been restated for the Life Sciences segment for July 31, 2004 consistent with the Company’s implementation of an integrated business approach in the first quarter of fiscal year 2005. Refer to the Segment Information and Geographies note for a more detailed description.

Intangible assets consist of the following:

	2005

	Gross	Accumulated Amortization	Net

Patents and unpatented technology	$88,098	$41,858	$46,240
Trademarks	4,545	1,849	2,696
Other	5,301	4,233	1,068

	$97,944	$47,940	$50,004

	2004

	Gross	Accumulated Amortization	Net

Patents and unpatented technology	$76,724	$36,108	$40,616
Trademarks	3,619	1,432	2,187
Other	5,090	3,764	1,326

	$85,433	$41,304	$44,129

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Patents and trademarks include costs to register new patents and trademarks. Patents also include expenditures to successfully defend certain patents as well as for paid-up licenses for third-party patents.

Amortization expense for fiscal years 2005, 2004 and 2003 was $6,762, $7,888 and $7,833, respectively. Amortization expense is estimated to be approximately $7,176 in 2006, $7,185 in 2007, $6,208 in 2008, $5,745 in 2009 and $5,678 in 2010.

OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of the following:

	2005	2004

Prepaid expenses	$21,858	$22,859
Deferred income taxes	57,632	68,888
Income tax receivable	38,641	21,411
Other receivables	17,754	19,958

	$135,885	$133,116

Other non-current assets consist of the following:

	2005	2004

Deferred income taxes (a)	$89,787	$74,803
Investments (b)	6,605	13,139
Retirement benefit assets (b)	59,998	61,027
Intangible pension assets (c)	11,379	10,598
Other	25,474	26,829

	$193,243	$186,396

(a)	Refer to the Income Taxes note for further discussion.

(b)	The Company has invested in certain companies to form strategic alliances, enabling the Company to broaden its portfolio of products. Included in investments are certain investments of $6,576 and $6,499 at July 31, 2005 and July 31, 2004, respectively, that the Company classifies as available-for-sale. Amongst these investments is the Company’s investment in VITEX, a leading developer of a broad portfolio of blood products and systems using its proprietary viral reduction technology. At July 31, 2005, the Company owned 617.5 shares of VITEX stock (as adjusted for the one for ten reverse stock split declared by VITEX on March 15, 2005; the number of shares and per share amounts within this note for periods before the subject stock split have all been restated for the split for comparability purposes). At July 31, 2005 and July 31, 2004, the Company’s cost basis, as adjusted by previous impairment charges, was $8.00 per share and $12.70 per share, respectively. In August 2005, the Company sold the 617.5 shares for proceeds aggregating $6,783. The resulting gain of $1,806, net of fees and commissions, will be recognized in the first quarter of fiscal year 2006.

Also included in investments at July 31, 2004, was the Company’s investment in and loans to Euroflow, prior to the Company’s acquisition of Euroflow (refer to the Acquisitions note for further detail), aggregating $6,640.

Retirement benefit assets are held to satisfy obligations related to certain unfunded retirement benefit plans, which provide benefits to eligible employees in Germany and the U.S. Included therein are guaranteed investment contracts of $24,795 and $23,746 as of July 31, 2005 and July 31, 2004, respectively. The guaranteed investment contracts were established to pay for supplementary retirement benefits related to unfunded plans in Germany. The July 31, 2005, and July 31, 2004, balance sheets reflect related liabilities in the amounts of $51,814 and $41,211, respectively.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Also included within retirement benefit assets is a benefits protection trust, with assets aggregating $35,203 and $37,281 as of July 31, 2005 and July 31, 2004, respectively, established for the purpose of satisfying certain unfunded supplemental retirement benefit obligations in the U.S. for eligible executives in the event of a change of control of the Company. In addition to holding cash equivalents primarily to satisfy short-term cash requirements relating to benefit payments, the trust primarily invests in U.S. government obligations, debt obligations of corporations and financial institutions with high credit ratings and equity mutual fund shares. Contractual maturity dates of debt securities held by the trust range from 2005 to 2028. Such debt and equity securities are classified as available-for-sale and aggregated $33,522 and $27,236 as of July 31, 2005 and July 31, 2004, respectively. The July 31, 2005 and July 31, 2004, balance sheets reflect liabilities related to the trust in the amounts of $55,014 and $45,348, respectively.

The following is a summary of the Company’s available-for-sale investments by category at July 31, 2005 and July 31, 2004:

	Cost/ Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains/ (Losses)	Foreign Exchange Gains/ (Losses)

2005
Equity securities	$10,085	$10,614	$1,448	$(1,235)	$213	$316
Debt securities:
U.S. Treasury	8,833	8,783	—	(50)	(50)	—
Other U.S. government	10,954	10,855	—	(99)	(99)	—
CMO/mortgage-backed	474	500	26	—	26	—
Corporate	9,432	9,375	—	(57)	(57)	—

	$39,778	$40,127	$1,474	$(1,441)	$33	$316

2004
Equity securities	$13,679	$9,932	$58	$(3,638)	$(3,580)	$(167)
Debt securities:
U.S. Treasury	5,435	5,378	—	(57)	(57)	—
Other U.S. government	10,437	10,363	—	(74)	(74)	—
CMO/mortgage-backed	939	992	53	—	53	—
Corporate	6,967	7,070	103	—	103	—

	$37,457	$33,735	$214	$(3,769)	$(3,555)	$(167)

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total

	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses

2005
Equity securities	$3,705	$1,235	$—	$—	$3,705	$1,235
Debt securities:			—	—
U.S. Treasury	8,783	50	—	—	8,783	50
Other U.S. government	10,855	99	—	—	10,855	99
Corporate	9,375	57	—	—	9,375	57

	$32,718	$1,441	$—	$—	$32,718	$1,441

	Less than 12 months		12 months or greater		Total

	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses

2004
Equity securities	$5,001	$2,814	$3,433	$824	$8,434	$3,638
Debt securities:
U.S. Treasury	5,378	57	—	—	5,378	57
Other U.S. government	10,363	74	—	—	10,363	74

	$20,742	$2,945	$3,433	$824	$24,175	$3,769

The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the years ended July 31, 2005, July 31, 2004 and August 2, 2003:

	2005	2004	2003

Proceeds from sales	$6,900	$12,663	$19,643
Realized gross gains on sales	160	304	747
Realized gross losses on sales	2	283	102

(c)	Intangible pension assets represent the unfunded accumulated benefit obligations to the extent of unrecognized prior service costs. Refer to the Pension and Profit Sharing Plans and Arrangements note for further discussion.

NOTES PAYABLE AND LONG-TERM DEBT

At July 31, 2005, the Company had unsecured credit facilities which require no compensating balances, totaling approximately $137,505. In addition to providing short-term liquidity and overdraft protection, these facilities also support various “credit enhancement” programs (guarantee, performance, warranty) and other financial exposures (foreign exchange forward contracts) of the Company. At July 31, 2005, notes payable were $24,299 and an additional $20,078 was committed to various credit enhancement programs. The weighted average interest rates on notes payable at the end of fiscal years 2005 and 2004 were 3.7% and 4.5%, respectively.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Long-term debt consists of:

	2005	2004

Senior revolving credit facility, due in 2010 (a)	$190,000	$54,000
Private placement senior notes, due in 2010 (a)	—	100,000
Private placement senior notes, due in 2012 (b)	280,000	280,000
Bank loan, due through October 2007 (b)	—	50,000
Yen denominated loan, due in 2007 (c)	26,727	26,931
Other	14,606	5,790

	511,333	516,721
SFAS No. 133 fair value adjustment, net (d)	187	2,479

Total long-term debt	511,520	519,200
Current portion	(1,359)	(30,514)

Long-term debt, net of current portion	$510,161	$488,686

(a)	On July 29, 2005, the Company entered into a five-year $350,000 unsecured senior revolving credit facility with a syndicate of banks, which expires on July 29, 2010. Simultaneously, the Company borrowed $190,000 under this facility and used the proceeds principally to (1) redeem all of its $100,000 private placement 7.83% senior notes (discussed below), including approximately $3,241 in accrued interest and $14,702 in make-whole payments and (2) repay the $65,250 of borrowings, accrued interest and fees due under its then existing $300,000 unsecured senior revolving credit facility entered into on August 24, 2004 (discussed below), and (3) various fees associated with the new facility. The existing $300,000 unsecured senior revolving credit facility was terminated upon the execution of the new $350,000 revolving credit facility. Letters of credit outstanding against the $350,000 revolving credit facility as of July 31, 2005 were approximately $12,396.

Borrowings under the new facility bear interest at either a variable rate based upon LIBOR or at the prime rate of the Administrative Agent. The new facility contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. The financial covenants are as follows:

i.	Minimum interest coverage ratio: The Ratio of Earnings Before Net Interest, Taxes, Depreciation, Amortization and the Non-Cash Portion of Non-Recurring Charges and Income (“EBITDA”) to Net Interest Expense shall not be less than 5 to 1 computed on the basis of cumulative results for the most recently ended four consecutive quarters.

ii.	Maximum funded debt ratio: The Ratio of Consolidated Funded Debt to EBITDA shall not exceed 3 to 1, EBITDA computed on the basis of cumulative results for the most recently ended four consecutive quarters.

On August 24, 2004, the Company entered into a five-year $300,000 unsecured senior revolving credit facility with a syndicate of banks, which was due to expire on August 24, 2009. Simultaneously, the Company borrowed $125,000 under this facility and used the proceeds principally to repay (1) $71,200 ($54,000 outstanding as of July 31, 2004) of borrowings under its then existing $200,000 unsecured senior revolving credit facility entered into on August 30, 2000, (2) the $50,000 balance due on its then existing $100,000 bank loan (discussed below) which otherwise was to mature on October 18, 2007 and (3) various fees associated with the new facility. Both the $200,000 revolving credit facility and the $100,000 bank loan were terminated upon the execution of the new revolving credit facility. This facility was terminated on July 29, 2005, as described above.

On August 29, 2000, the Company completed a $100,000 private placement of 7.83% unsecured senior notes due in 2010. In addition, on August 30, 2000, the Company closed a five-year $200,000 unsecured senior revolving credit facility, which was due to expire on August 30, 2005. The balance outstanding under this facility of $54,000 as of July 31, 2004 was classified as long-term based on the refinancing of this indebtedness on August 24, 2004, as described above. Also as discussed above, on July 29, 2005, the balance due on the $100,000 private placement was repaid.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The Company was in compliance with all covenants of its various debt agreements as of July 31, 2005.

(b)	On August 6, 2002, the Company completed a private placement offering of $280,000 of 6% senior notes due on August 1, 2012. The notes are unsecured and unsubordinated obligations of the Company and rank pari passu to its other outstanding unsecured and unsubordinated indebtedness.

On October 18, 2002, the Company entered into a $100,000 bank loan, bearing interest at a variable rate based upon LIBOR or the prime rate of the Administrative Agent, which matured in quarterly installments of $5,000 starting in January 2003 and running through October 2007. As discussed above, the balance due on the $100,000 loan was repaid on August 24, 2004.

(c)	The Company refinanced its Yen 3 billion loan (approximately $26,727 as of July 31, 2005), which was due on June 20, 2005, until June 20, 2007. Interest payments are at a variable rate based upon Yen LIBOR. The Company has designated the June 2005 Yen 3 billion loan as a non-derivative hedge of its net Yen investment in a Japanese subsidiary. As a result of such designation, adjustments related to the fair market value of the Yen 3 billion loan are reported in other comprehensive income.

(d)	Refer to the Financial Instruments and Risks and Uncertainties note for further discussion of the Company’s hedging activities.

The aggregate annual maturities of long-term debt during fiscal years 2006 through 2010 are approximately as follows:

2006	$1,359
2007	28,627
2008	1,408
2009	1,475
2010	191,547

Interest expense, net, for fiscal years 2005, 2004 and 2003 is comprised of:

	2005	2004	2003

Interest expense	$30,895	$24,143	$28,450
Interest income	4,945	3,642	4,012

Interest expense, net	$25,950	$20,501	$24,438

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

The Company entered into two consecutive, non-concurrent, “receive fixed, pay variable” fair value interest rate swap transactions related to the then existing $100,000 private placement of 7.83% notes due in 2010. Both transactions had an aggregate notional amount of $100,000 and both were terminated prior to maturity to enable the Company to monetize, or realize, gains in the fair value of the swaps. The initial swap was entered into in fiscal year 2001 and terminated in fiscal year 2002. The second swap was entered into in fiscal year 2002 (concurrent with the termination of the first swap) and was terminated in fiscal year 2003. Proceeds related to the terminations in fiscal years 2002 and 2003, net of accrued interest due to the Company of $1,035 in fiscal year 2003, totaled $1,000 and $7,533, respectively; such amounts being reflected as a realized adjustment to the carrying value of the underlying indebtedness and amortized, as a reduction of interest expense, over the then remaining life of such indebtedness. A combined unamortized balance of $5,506 was written off on July 29, 2005 pursuant to the early extinguishment of the $100,000 private placement 7.83% senior notes due in 2010.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The Company also entered into two consecutive, non-concurrent, “receive fixed, pay variable” fair value interest rate swap transactions related to the $280,000 private placement 6.00% notes due in 2012. Both transactions had an aggregate notional amount of $230,000 and both were terminated prior to maturity. The initial swap was entered into in fiscal year 2003 and terminated that same year to monetize, or realize, gains in the fair market value of the swap. Proceeds, net of accrued interest due to the Company of $2,667, were $13,467 and are being amortized as a reduction of interest expense over the remaining life of the underlying indebtedness. The second swap was entered into in fiscal year 2003 (concurrent with the termination of the first swap) and was terminated in fiscal year 2005 to effect a decision by management to increase the fixed rate portion of the Company’s debt portfolio in response to changes in the interest rate environment. The cash outlay, augmented by accrued interest due to the Company of $894, totaled $10,938; such amount being amortized as an increase to interest expense over the remaining life of the underlying indebtedness. The unamortized balance of both swaps, netting to $187 at July 31, 2005, is reflected as a realized adjustment to the carrying value of the underlying indebtedness.

The components of SFAS No. 133 fair value adjustment, net, as reflected in the note entitled “Notes Payable and Long-Term Debt” are as follows:

	2005	2004

	$280,000 Private Placement	$100,000 Private Placement	$280,000 Private Placement	Total

Realized	$187	$6,589	$11,752	$18,341
Unrealized	—	—	(15,862)	(15,862)

Total	$187	$6,589	$(4,110)	$2,479

On March 7, 2003, the Company entered into a forward dated “receive variable, pay fixed” interest rate swap related to the Yen 3 billion loan that matured in June 2005, whereby the Company received payments at a variable rate based upon Yen LIBOR and made payments at a fixed rate of .95% on a notional amount of Yen 3 billion. Concurrent with the maturity of the underlying Yen 3 billion loan, this swap terminated in June 2005. On May 9, 2005 the Company entered into a forward dated “receive variable, pay fixed” interest rate swap related to the June 2005 refinancing of the Yen 3 billion loan. The Company will receive payments at a variable rate based upon Yen LIBOR, and will make payments at an all-in fixed rate of 0.36% on a notional amount of Yen 3 billion. The swap has the same term as the Yen 3 billion loan.

In April 2003, the Company amended the terms of the “receive variable, pay fixed” interest rate swap related to certain borrowings under the senior credit facility. The Company receives payments at a variable rate based on LIBOR and makes payments at an effective rate of 4.3% on a notional amount of $25,000. The swap expires in February 2006.

In June 2005, pursuant to the execution of a Yen 3.5 billion loan from a U.S. dollar functional Netherlands subsidiary of the Company (“PNBV”) to a Japanese subsidiary of the Company (“NPL”), PNBV entered into a cross currency swap with a financial institution. Under the terms of the agreement, PNBV will make interest payments to the financial institution at a fixed rate, based upon a notional amount of Yen 3.5 billion. In return, the financial institution will make interest payments to PNBV, at a fixed rate, based upon a $32,154 notional amount (the U.S. dollar equivalent of the Yen 3.5 billion based upon the spot rate on the date of the closing of this transaction). At the end of this arrangement, PNBV will remit the Yen 3.5 billion principal, which it will receive from NPL, to the financial institution, which in turn will remit the $32,154 to PNBV.

As of July 31, 2005, the Company had interest rate swaps and forwards outstanding with notional amounts aggregating $51,726 and $36,874, respectively, whose fair values were a liability of $11 and $76, respectively. Other comprehensive income includes $11 of cumulative unrealized losses on variable to fixed rate interest rate swaps (i.e., cash flow hedges) of which $22 is expected to be reclassified into earnings within one year.

The credit risk related to the interest rate swaps and the forwards is considered low because such instruments are entered into only with financial institutions having high credit ratings and are generally settled on a net basis.

The Company considers the fair value of all non-derivative financial instruments to be not materially different from their carrying value at year-end, except for fixed rate debt with a face value of $280,000, a carrying value of $280,187 and a fair value of $296,500. The fair market value was determined by calculating the present value of all future cash flows (i.e., interest and principal) using the discount factor mandated by the indenture in the event of early extinguishment.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The Company’s cash and cash equivalents are in high-quality securities placed with a wide array of financial institutions with high credit ratings. This investment policy limits the Company’s exposure to concentration of credit risks.

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

INCOME TAXES

The components of earnings before income taxes are as follows:

	2005	2004	2003

Domestic operations, including Puerto Rico	$37,621	$52,612	$19,042
Foreign operations	143,450	145,220	124,194

	$181,071	$197,832	$143,236

The provisions for income taxes consist of the following items:
Current:
Federal and Puerto Rico	$9,069	$18,240	$6,744
Foreign	33,084	46,685	43,627

	42,153	64,925	50,371

Deferred:
Federal and Puerto Rico	3,273	(18,105)	(12,027)
Foreign	(5,171)	(561)	1,690

	(1,898)	(18,666)	(10,337)

	$40,255	$46,259	$40,034

A reconciliation of the provisions for income taxes follows:

	% of Pretax Earnings

	2005	2004	2003

Computed “expected” tax expense	35.0%	35.0%	35.0%
Tax benefit of Puerto Rico operations	(8.4)	(8.4)	(14.3)
Non-deductibility of in-process research and development write-off	—	—	9.2
Change in valuation allowance	0.6	(1.6)	3.4
Foreign income and withholding taxes, net of U.S. foreign tax credits	(4.5)	(4.5)	(4.7)
Other	(0.5)	2.9	(0.7)

Effective tax rate	22.2%	23.4%	27.9%

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The Company has two Puerto Rico subsidiaries that are organized as “possessions corporations” as defined in Section 936 of the Internal Revenue Code. The Small Business Job Protection Act of 1996 repealed Section 936 of the Internal Revenue Code which provided a tax credit for U.S. companies with operations in certain U.S. possessions, including Puerto Rico. For companies with existing qualifying Puerto Rico operations, such as The Company, Section 936 will be phased out, with a decreasing credit being available through the last taxable year beginning before January 1, 2006.

The Company also operates a third Puerto Rico entity as a branch of a wholly owned controlled foreign corporation (“CFC”). Under U.S. tax principles, the earnings of a CFC are normally subject to U.S. tax only upon repatriation. Accordingly, no taxes have been provided on the unrepatriated earnings of this subsidiary.

The components of the net deferred tax asset at July 31, 2005 and July 31, 2004, are as follows:

	2005	2004

Deferred tax asset:
Tax loss and tax credit carry-forwards	$122,794	$146,514
Inventories	18,544	14,166
Compensation and benefits	56,039	48,656
Environmental	8,300	10,003
Accrued expenses	12,409	17,693
Other	39,233	18,748

Gross deferred tax asset	257,319	255,780
Valuation allowance	(57,631)	(68,829)

Total deferred tax asset	199,688	186,951

Deferred tax liability:
Plant and equipment	(38,615)	(36,971)
Pension assets	(8,840)	(10,086)
Other	(15,993)	(12,208)

Total deferred tax liability	(63,448)	(59,265)

Net deferred tax asset	$136,240	$127,686

As of July 31, 2005, the Company had available tax operating loss, tax capital loss and tax credit carry forwards subject to expiration as follows:

	Losses

Year of Expiration	Operating	Capital	Tax Credits

2006	$—	$—	$5,818
2007-2015	8,958	66,656	55,588
2016-2025	5,750	—	—

Subtotal	14,708	66,656	61,406
Indefinite	58,573	—	14,007

Total	$73,281	$66,656	$75,413

The valuation allowance has been reduced by $11,198 as of July 31, 2005. During the period, a charge of $2,488 was recorded to goodwill due to the release of valuation allowances of acquired net operating losses. The remainder of the reduction was primarily the result of the expiration of previously reserved operating losses in various foreign entities.

In evaluating the reasonableness of the valuation allowance, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Ultimately, the realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income. Based on these considerations, and the indefinite carry-forward availability of certain deferred tax credits (principally related to alternative minimum tax), management believes it is more likely than not that the Company will realize the benefit of the deferred tax asset, net of the July 31, 2005 valuation allowance.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

If subsequently recognized, the tax benefit attributable to $38,184 would be charged to goodwill. This valuation allowance relates primarily to pre-acquisition tax operating loss and tax capital loss carry forwards.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. As of July 31, 2005, the Company has not provided deferred taxes on $1,036,983 of undistributed foreign subsidiaries’ earnings since substantially all such earnings were expected to be permanently invested in foreign operations. The range of reasonably possible amounts, based upon the law, that are being considered for repatriation due to the aforementioned provision is between zero and $500,000. The related potential range of income tax is between zero and $26,250. The extent to which the Company will ultimately take advantage of this provision depends on a number of factors, including the manner in which the funds will be utilized and the ability to obtain financing abroad.

ACCRUED AND OTHER NON-CURRENT LIABILITIES

Accrued liabilities consist of the following:

	2005	2004

Payroll and related taxes	$93,869	$91,081
Benefits	33,001	38,395
Interest payable	18,784	14,047
Environmental remediation (a)	5,699	7,276
Other	65,927	58,724

	$217,280	$209,523

Other non-current liabilities consist of the following:

	2005	2004

Retirement benefits	$126,399	$100,629
Environmental remediation (a)	18,836	22,416
Fair value of interest rate swaps (b)	—	15,862
Other	2,468	1,830

	$147,703	$140,737

(a)	For further discussion regarding environmental remediation liabilities refer to the Contingencies and Commitments note.

(b)	For further discussion regarding interest rate swaps refer to the Financial Instruments and Risks and Uncertainties note.

PENSION AND PROFIT SHARING PLANS AND ARRANGEMENTS

Pension Plans

The Company provides substantially all domestic and foreign employees with retirement benefits. Funding policy for domestic plans, which is primarily comprised of a cash balance pension plan, is in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”); for foreign plans, funding is determined by local tax laws and regulations. Pension costs charged to operations totaled $29,890, $24,962 and $17,723 in fiscal years 2005, 2004 and 2003, respectively.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The Company uses a July 31 measurement date for its defined benefit pension plans. The following table reflects the change in benefit obligations, change in plan assets and funded status for these plans:

	U.S. Plans		Foreign Plans

	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation – beginning of year	$153,145	$141,291	$239,452	$205,958
Curtailments and settlements	—	—	141	(1,110)
Service cost	6,633	6,540	6,897	7,423
Interest cost	9,227	8,416	12,864	11,408
Plan participant contributions	—	—	2,464	2,425
Plan amendments	1,682	937	—	3,572
Actuarial loss (gain)	26,151	6,195	47,667	(5,450)
Total benefits paid	(10,646)	(10,234)	(9,939)	(8,202)
Effect of exchange rates	—	—	(8,165)	23,428

Benefit obligation – end of year	186,192	153,145	291,381	239,452

Change in plan assets (a):
Fair value of plan assets – beginning of year	74,529	66,576	139,302	118,204
Actual return on plan assets	10,319	7,756	27,858	5,639
Company contributions	17,597	10,431	10,049	6,439
Plan participant contributions	—	—	2,464	2,425
Benefits paid from plan assets	(10,646)	(10,234)	(9,939)	(8,202)
Effect of exchange rates	—	—	(5,620)	14,797

Fair value of plan assets – end of year	91,799	74,529	164,114	139,302

Funded status (a):	(94,393)	(78,616)	(127,267)	(100,150)
Unrecognized actuarial loss	46,696	27,168	99,355	79,293
Unrecognized prior service cost	8,107	7,309	3,642	4,413
Unrecognized transition (asset) obligation	(85)	(127)	—	142

Net amount recognized	$(39,675)	$(44,266)	$(24,270)	$(16,302)

Amount recognized in the balance sheet consists of:
Prepaid benefit	$—	$—	$—	$—
Accrued benefit liability	(71,403)	(66,600)	(77,365)	(59,693)
Intangible asset	7,990	6,815	3,389	3,783
Accumulated other comprehensive income	23,738	15,519	49,706	39,608

Net amount recognized	$(39,675)	$(44,266)	$(24,270)	$(16,302)

Accumulated benefit obligation	$162,787	$138,680	$241,347	$195,175

Plans with accumulated benefit obligations in excess of plan assets consist of the following:

Accumulated benefit obligation	$162,787	$138,680	$241,347	$195,175
Projected benefit obligation	186,192	153,145	291,381	239,452
Plan assets at fair value	91,799	74,529	164,114	139,302

(a)	The Company has certain unfunded supplemental defined benefit plans, which provide benefits to eligible executives in the U.S. and employees abroad. As such, the above tables do not include the Company’s assets relating to these plans of $34,107 and $36,341 for the U.S. plans and $24,795 and $23,746 for the foreign plans as of July 31, 2005 and July 31, 2004, respectively. Liabilities, included in the tables above, related to these plans were $53,711 and $44,177 for the U.S. plans and $51,814 and $41,211 for the foreign plans as of July 31, 2005 and July 31, 2004, respectively.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Net periodic benefit cost for the Company’s defined benefit pension plans includes the following components:

	U.S. Plans			Foreign Plans

	2005	2004	2003	2005	2004	2003

Service cost	$6,633	$6,540	$5,185	$6,897	$7,423	$7,382
Interest cost	9,227	8,416	8,459	12,864	11,408	9,685
Expected return on plan assets	(5,196)	(5,455)	(6,232)	(9,333)	(9,207)	(8,990)
Amortization of prior service cost	884	749	674	501	499	208
Amortization of net transition asset	(42)	(81)	(226)	21	32	(150)
Recognized actuarial loss	1,500	1,195	571	5,274	4,107	1,121
(Gain) loss due to curtailments and settlements	—	—	—	660	(664)	36

Net periodic benefit cost	$13,006	$11,364	$8,431	$16,884	$13,598	$9,292

The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost:

	U.S. Plans			Foreign Plans

	2005	2004	2003	2005	2004	2003

Assumptions used to determine benefit obligations
Discount rate	5.25%	6.25%	6.25%	4.51%	5.32%	5.10%
Rate of compensation increase	3.67%	3.50%	4.00%	3.79%	3.64%	3.65%

Assumptions used to determine net periodic benefit cost
Discount rate	6.25%	6.25%	7.25%	5.32%	5.10%	5.62%
Expected long-term rate of return on plan assets	7.00%	8.00%	9.00%	6.30%	6.31%	6.30%
Rate of compensation increase	3.50%	4.00%	4.00%	3.64%	3.65%	3.58%

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

The following table provides the Company’s weighted average target plan asset allocation and actual asset allocation by asset category:

	2005		2004

	Target Allocation	Actual Allocation	Actual Allocation

Equity securities	60-70%	70%	69%
Debt securities	21-30%	23%	22%
Other	5-10%	7%	9%

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

Management’s best estimate of the Company’s cash requirements for the defined benefit plans for the year ending July 31, 2006 is $23,392. This is comprised of expected benefit payments of $5,456, which will be paid directly to participants of unfunded plans from Company assets, as well as expected Company contributions to funded plans of $17,936. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ greatly from current estimates.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The following table provides the pension benefits expected to be paid to participants, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from plan assets:

Expected pension benefit payments
2006	$ 17,559
2007	18,694
2008	20,097
2009	20,032
2010	20,354
2011-2015	115,453

Defined Contribution Plans

The Company’s 401(k) and profit sharing plan covers substantially all domestic employees of the Company and its participating subsidiaries, other than those employees covered by a union retirement plan. The Plan provides that participants may voluntarily contribute a percentage of their compensation and the Company will make a matching contribution equal to 100% of the first 3% of each participant’s contributions. Company contributions in excess of the matching contribution are contingent upon realization of profits of the Company and its participating subsidiaries, unless the Board of Directors decides otherwise. The expense associated with the plan for fiscal years 2005, 2004, and 2003 was $5,297, $5,781 and $5,775, respectively.

The Company and its subsidiaries also participate in defined contribution pension plans primarily for the benefit of certain foreign employees. The expense associated with these plans was $4,266, $2,165 and $1,686 for fiscal years 2005, 2004 and 2003, respectively.

CONTINGENCIES AND COMMITMENTS

Certain facilities of the Company are involved in environmental proceedings. The most significant matter pertains to the Company’s subsidiary, Gelman Sciences Inc. (“Gelman”), which constitutes most of the $24,535 and $29,692 of accruals in the Company’s Consolidated Balance Sheets at July 31, 2005, and July 31, 2004, respectively. The Company recorded charges of $2,077 and $20,837 in fiscal years 2005 and 2004, respectively, related to environmental matters. The increases recorded to the environmental liabilities represent management’s best estimate of the cost to be incurred to perform remediation. The estimates are based upon the feasibility of the use of certain remediation technologies and processes as well as the facts known to management at the time the estimates are made. (Refer to the Accounting Policies and Related Matters - Presentation and Use of Estimates note).

Nearly ten years prior to the Company’s acquisition of Gelman in February 1997, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) seeking to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order (“the REO”) requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. Gelman’s plan has been submitted to, and approved by, both the Court and the State. Although Gelman has met monthly milestones established under the plan and although contaminant concentrations have been significantly reduced, the goal of reducing contaminant levels to acceptable levels within five years has not been met. The Court, however, concluded that Gelman was in compliance with the terms of the REO in a subsequent order issued in December 2004 (see below).

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

In February 2004, the Court instructed Gelman to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan. Gelman has submitted its Feasibility Study as instructed. The State also submitted its plan for remediating this area of contamination to the Court. On December 17, 2004, the Court issued its Order and Opinion Regarding Remediation and Contamination of the Unit E. Aquifer (the “Unit E Order”). The Court adopted, with limited modifications, Gelman’s remediation plan for this area of contamination. The Court also noted that Gelman was in compliance with the Court’s previous REO. The State has not appealed the Unit E Order. Gelman is now in the process of implementing the requirements of the Order.

On May 12, 2004, the City of Ann Arbor (the “City”) filed a lawsuit against Gelman in Washtenaw County Circuit Court. The City’s suit seeks damages, including the cost of replacing a municipal water supply well allegedly affected by the 1,4-dioxane groundwater contamination, as well as injunctive relief in the form of an order requiring Gelman to remediate the soil and groundwater beneath the City. The contaminant levels allegedly detected in the municipal well at issue, however, are well below applicable cleanup standards and the Gelman will vigorously defend against the claim.

By Order dated July 19, 2005, the Court granted Gelman’s motion for partial summary disposition, in part, dismissing two of the City’s three common law claims. Gelman will continue to challenge the legal and factual basis of the City’s remaining statutory and common law claims. The trial, if one is necessary, is set for May 1, 2006.

On June 25, 2004, the Company was sued in the United States District Court for the Eastern District of Michigan by a private plaintiff in connection with the groundwater contamination. The complaint seeks both money damages and injunctive relief requiring remediation of the contamination. The plaintiff also seeks to represent a larger class of property owners and residents who plaintiff claims are affected by the groundwater contamination. On August 25, 2004, the Company filed a motion for summary judgment seeking to dismiss the plaintiff’s claims. In response, plaintiff’s counsel sought and was granted permission to amend the complaint. An amended complaint was filed on November 17, 2004, which added seven plaintiffs. The Company does not believe that there is substantive merit to the named plaintiffs’ claims or a basis for class certification.

On December 27, 2004, the Company filed a second motion for summary judgment addressing the new plaintiffs’ claims. In response, plaintiffs sought, and were granted leave to file a second amended complaint adding a federal statutory claim. Plaintiffs were also granted leave to conduct limited discovery. Discovery is nearing completion and the Company is to re-file its dispositive motion by October 17, 2005. No trial date has been set. The Company will continue to vigorously defend the lawsuit.

On August 10, 2005, the City filed a lawsuit against Gelman under the Federal Superfund Statute (“CERCLA”) for recovery of the City’s alleged response costs, including well replacement costs. Gelman filed its responsive pleadings on September 15, 2005 and will vigorously defend the lawsuit.

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

The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of July 31, 2005 and July 31, 2004 is immaterial to the financial position of the Company and the change in the accrual for fiscal year 2005 is immaterial to the Company’s consolidated results of operations, cash flows and financial position.

As of July 31, 2005, the Company had performance bonds outstanding relating primarily to its long-term contracts with governmental agencies of approximately $57,778.

The Company and its subsidiaries lease office and warehouse space, automobiles, computers and office equipment. Rent expense for all operating leases amounted to approximately $24,103 in 2005, $22,870 in 2004, and $21,944 in 2003. Future minimum rental commitments at July 31, 2005, for all non-cancelable operating leases with initial terms exceeding one year are $23,281 in 2006; $15,021 in 2007; $8,988 in 2008; $5,901 in 2009; $3,297 in 2010 and $7,083 thereafter.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The Company and its subsidiaries have various non-cancelable purchase commitments for goods or services with various vendors that have terms in excess of one year. Future purchase commitments at July 31, 2005, for the aforementioned purchase commitments are $43,355 in 2006; $15,747 in 2007; $9,902 in 2008; $6,452 in 2009 and $119 in 2010.

The Company has employment agreements with its executive officers, the terms of which expire at various times through August 2005. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specified management goals are attained as discussed in the Incentive Compensation Plan note. The aggregate commitment for future salaries at July 31, 2005, excluding bonuses, was approximately $10,903.

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

Stock Repurchase Programs

On October 17, 2003, the Company’s Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. On October 14, 2004, the Board authorized the additional expenditure of up to another $200,000 for the repurchase of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. In fiscal year 2004, the Company purchased 3,099 shares at an aggregate cost of $75,000 with an average price per share of $24.20. In fiscal year 2005, the Company purchased 2,435 shares at an aggregate cost of $64,246 with an average price per share of $26.38. Therefore, $260,754 remains to be expended under the current stock repurchase program. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

STOCK PLANS

Stock Purchase Plans

During fiscal year 2000, the Company’s shareholders approved two stock purchase plans, a Management Stock Purchase Plan (“MSPP”) and an Employee Stock Purchase Plan (“ESPP”). These plans enable employees of the Company to purchase the Company’s common stock. Participation in the MSPP is limited to certain executives as designated by the Compensation Committee of the Board of Directors, which also established common stock ownership targets for participants. Participation in the ESPP is available to all employees except those that are included in the MSPP.

The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over four years for matches made thereafter. Such restricted units aggregated 616 and 597 as of July 31, 2005 and July 31, 2004, respectively. In fiscal years 2005 and 2004, approximately 77 and 78 vested restricted units, respectively were distributed. During fiscal years 2005, 2004 and 2003 participants’ deferred compensation and cash payments amounted to $2,508, $2,836 and $1,142 and the Company recognized $754, $563 and $554, respectively, of expense related to matching restricted units.

The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. During fiscal years 2005, 2004 and 2003, the Company issued 404, 304 and 305 shares at an average price of $21.23, $18.99 and $14.86, respectively.

All of the above shares were issued from treasury stock.

Stock Option Plans

The Company has adopted several plans that provide for the granting of stock options to employees and non-employee directors at option prices equal to the market price of the common stock at the date of grant. On November 17, 2004, the Company’s shareholders approved the 2005 Stock Compensation Plan (the “2005 Plan”) which: (a) amended the 2001 Stock Option Plan for non-employee directors to reduce the total number of shares remaining available for grants from 261 to 150, (b) terminated all other stock plans, except that options outstanding thereunder remain in effect in accordance with their terms, and (c) provided for the issuance of up to 5,000 shares under the 2005 Plan. The 2005 Plan permits the Company to grant to its employees and non-employee directors other forms of equity compensation in addition to stock options (that is, restricted shares, restricted units, performance shares and performance units).

In addition to the 423 stock options granted under the 2005 Plan, restricted stock units were also awarded in fiscal year 2005. The fair value of the awards are determined by reference to the closing price of the stock on the date of the award, and are charged to earnings over the service periods during which the awards are deemed to be earned; one year, in the case of the annual award units to non-employee directors, and four years, in the case of units awarded to employees. The annual award units granted to non-employee directors of the Company vest immediately and are converted to shares once the director ceases to be a member of the Board. A total of 9 units were awarded to non-employee directors in fiscal year 2005, with a market value of $252, of which $147 was charged to expense in fiscal year 2005. Restricted stock units to employees cliff-vest after the fourth anniversary of the date of grant. A total of 261 restricted stock units, net of forfeitures, were granted to employees in fiscal year 2005, with a market value of $7,842, of which $233 was charged to expense in fiscal year 2005.

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

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Changes in the options outstanding during fiscal years 2003, 2004 and 2005 are summarized in the following table:

	Number of Options	Price Range	Weighted Average Price	Options Exercisable

Balance – August 4, 2002 Fiscal Year 2003:	7,387	4.47-24.56	20.50	3,796
Options granted	3,930	16.13-23.89	17.33
Options exercised	(1,265)	4.47-23.94	18.28
Options terminated	(1,521)	16.13-22.09	20.30

Balance – August 2, 2003 Fiscal Year 2004:	8,531	11.50-24.56	19.36	2,824
Options granted	167	22.57-26.84	24.79
Options exercised	(2,062)	11.50-23.94	18.97
Options terminated	(256)	16.13-23.94	19.77

Balance – July 31, 2004 Fiscal Year 2005:	6,380	16.10-26.84	19.61	2,577
Options granted	450	24.65-30.83	28.76
Options exercised	(2,267)	16.13-24.56	20.23
Options terminated	(261)	16.10-24.56	19.18

Balance – July 31, 2005	4,302	16.10-30.83	20.27	1,988

As of July 31, 2005, 9,002 shares of common stock of the Company were reserved for the exercise of stock options and restricted stock units. To the extent treasury shares are used to satisfy option exercises, these reserved shares will not be issued.

The following table summarizes the status of stock options outstanding and exercisable as of July 31, 2005, by range of exercise price:

		Options Outstanding		Options Exercisable

Exercise Price Range	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options Exercisable	Weighted Average Exercise Price

$15.42-18.50	2,305	$17.16	7.2	649	$16.98
$18.51-21.58	83	$21.71	6.0	53	$20.74
$21.59-24.66	1,378	$22.27	5.8	1,263	$22.20
$24.67-27.75	297	$26.75	7.0	23	$26.45
$27.76-30.83	239	$30.46	6.9	—	—

	4,302	$20.27	6.7	1,988	$20.50

INCENTIVE COMPENSATION PLAN

The plan provides additional compensation to officers and key employees of the Company and its subsidiaries based upon the achievement of specified management goals. The Compensation Committee of the Board of Directors establishes the goals on which the Company’s executive officers are compensated, and management establishes the goals for other covered employees. The aggregate amounts charged to expense in connection with the plan were $10,898, $16,377 and $19,960 for fiscal years 2005, 2004 and 2003, respectively.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

OTHER COMPREHENSIVE INCOME

The Company has elected to report comprehensive income in the Consolidated Statement of Stockholders’ Equity. The changes in the components of other comprehensive income are as follows:

	Pretax Amount	Tax Effect	Net Amount

2003
Unrealized translation adjustment	$43,584	$2,751	$46,335
Minimum pension liability adjustment	(43,354)	13,379	(29,975)
Unrealized investment gains *	4,555	116	4,671
Unrealized gains on derivatives	965	(338)	627

Other comprehensive income	$5,750	$15,908	$21,658

2004
Unrealized translation adjustment	$46,431	$2,248	$48,679
Minimum pension liability adjustment	(6,946)	2,441	(4,505)
Unrealized investment losses *	(7,738)	28	(7,710)
Unrealized gains on derivatives	525	(184)	341

Other comprehensive income	$32,272	$4,533	$36,805

2005
Unrealized translation adjustment	(39)	2,866	2,827
Minimum pension liability adjustment	(18,317)	6,523	(11,794)
Unrealized investment gains *	3,588	(280)	3,308
Unrealized gains on derivatives	540	(188)	352

Other comprehensive income	$(14,228)	$8,921	$(5,307)

* The unrealized (losses) gains on available-for-sale securities, net of related taxes, consisted of the following:

	2005	2004	2003

Net unrealized (losses) gains arising during the period, net of tax (expense) benefit of $(22), $28 and $116 in 2005, 2004 and 2003, respectively	$(48)	$(7,871)	$4,516
Realized loss included in net earnings for the period	—	161	—
Adjustment for unrealized loss included in net earnings due to impairment	3,356	—	155

Other comprehensive income (loss)	$3,308	$(7,710)	$4,671

SEGMENT INFORMATION AND GEOGRAPHIES

Financial information on the business segments identified as reporting segments in accordance with the provision of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” follows.

Life Sciences:

Medical: includes sales of disposable blood filtration and cardiovascular filtration products primarily to blood centers and hospitals. In addition, Medical includes products used in research laboratories in drug discovery, gene manipulation and proteomics applications.

BioPharmaceuticals: includes sales of separation systems and disposable filters primarily to pharmaceutical and biotechnology companies.

During the first quarter of fiscal year 2003, the Company reorganized its Life Sciences business to improve profitability. As a result, the hospital and medical OEM sub-segments, which were previously part of the BioPharmaceuticals segment, were combined with the Blood segment to create a new segment called Medical. In addition, as part of the restructuring plan announced in the first quarter of fiscal year 2005, the Biosciences division results, which were previously part of the BioPharmaceuticals segment, have been recorded within the Medical segment. Life Sciences segment information for prior periods has been restated for these changes.

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

The above segments benefit from shared resources such that certain assets and activities are shared and are not specifically identifiable to a particular segment. Accounts receivable and inventory are most specifically identifiable to the segments, whereas certain operating assets, principally property, plant and equipment, are shared. Similarly, certain expenses incurred by those entities for various support functions such as human resources, information services, finance, facility costs (including depreciation expense) and other overhead costs are allocated to the segments using various methodologies based upon the nature of the expense. As such, this segment information includes extensive allocation of costs, which are judgmental in nature.

Cash and cash equivalents, short-term investments, investments and retirement benefit assets, income taxes, goodwill and intangible assets and headquarters assets, all of which are managed at the Corporate level, are included in Corporate assets. Expenses associated with the headquarters operations, amortization of intangible assets, interest expense, net, the provision for income taxes, as well as restructuring and other charges are currently excluded from the measurement and evaluation of the profitability of the Company’s reportable segments.

During fiscal year 2005, the Company undertook to reorganize its business structure into three underlying vertically integrated business units: Life Sciences, comprising Medical and BioPharmaceuticals; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial segment; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water divisions and Microelectronics. This reorganization is continuing and management has decided to further integrate the Industrial businesses (Aeropower and Process Technologies) to form one vertically integrated Industrial business unit. Thus, in the future the Company’s new structure will consist of two vertically integrated business units: Life Sciences and Industrial. Each business unit will have integrated support functions and responsibility for global manufacturing, sales and marketing, research and development, and finance functions to enable the Company to better meet its customers’ needs and in order to achieve greater efficiencies and profit growth. This revised organizational structure is in contrast to the former matrix organizational structure where, within each geography, these functions supported the market-based part of the matrix on a shared basis (as opposed to being directly vertically integrated into these business units).

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

MARKET SEGMENT INFORMATION

	2005		2004	2003

SALES TO UNAFFILIATED CUSTOMERS:
Medical	$443,256		$444,015	$411,058
BioPharmaceuticals	321,480		277,176	257,867

Life Sciences	764,736		721,191	668,925

General Industrial	742,994		666,771	595,210
Aerospace	175,095		178,178	185,431
Microelectronics	219,459		204,607	164,069

Industrial	1,137,548		1,049,556	944,710

Total	$1,902,284		$1,770,747	$1,613,635

OPERATING PROFIT:
Medical	$82,320		$79,722	$71,052
BioPharmaceuticals	77,143		69,100	68,900

Life Sciences	159,463		148,822	139,952

General Industrial	82,886		78,226	67,493
Aerospace	33,764		43,634	52,593
Microelectronics	41,533		38,476	28,103

Industrial	158,183		160,336	148,189

Subtotal	317,646		309,158	288,141
Restructuring and other charges, net	(39,600	)(a)	(12,477)	(47,524)
General corporate expenses	(71,025)		(78,348)	(72,943)
Interest expense, net	(25,950)		(20,501)	(24,438)

Earnings before income taxes	$181,071		$197,832	$143,236

DEPRECIATION AND AMORTIZATION:
Medical	$22,073		$20,884	$19,779
BioPharmaceuticals	12,734		12,527	11,040

Life Sciences	34,807		33,411	30,819

General Industrial	26,540		26,943	26,415
Aerospace	5,289		4,985	4,304
Microelectronics	8,354		7,551	7,222

Industrial	40,183		39,479	37,941

Subtotal	74,990		72,890	68,760
Corporate	15,931		16,045	15,179

Total	$90,921		$88,935	$83,939

CAPITAL EXPENDITURES:
Life Sciences	$38,492		$28,368	$32,761
Industrial	43,499		30,054	26,739

Subtotal	81,991		58,422	59,500
Corporate	4,162		2,840	2,670

Total	$86,153		$61,262	$62,170

IDENTIFIABLE ASSETS:
Medical	$176,459		$165,714
BioPharmaceuticals	136,336		118,899
Shared Life Sciences Assets	270,579		270,552

Life Sciences	583,374		555,165

General Industrial	372,865		331,692
Aerospace	78,578		72,770
Microelectronics	95,341		82,670
Shared Industrial Assets	306,054		298,882

Industrial	852,838		786,014

Subtotal	1,436,212		1,341,179
Corporate	829,089		841,548

Total	$2,265,301		$2,182,727

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

GEOGRAPHIES

	2005		2004	2003

SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$689,172		$667,535	$630,307
Europe	782,481		735,969	671,660
Asia	430,631		367,243	311,668

Total	$1,902,284		$1,770,747	$1,613,635

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$231,576		$185,538	$164,512
Europe	126,718		104,034	87,057
Asia	6,529		4,736	3,828

Total	$364,823		$294,308	$255,397

TOTAL SALES:
Western Hemisphere	$920,748		$853,073	$794,819
Europe	909,199		840,003	758,717
Asia	437,160		371,979	315,496
Eliminations	(364,823)		(294,308)	(255,397)

Total	$1,902,284		$1,770,747	$1,613,635

OPERATING PROFIT:
Western Hemisphere	$160,863		$127,235	$116,035
Europe	101,102		121,078	120,992
Asia	63,934		62,531	52,269
Eliminations	(8,253)		(1,686)	(1,155)

Subtotal	317,646		309,158	288,141
Restructuring and other charges, net	(39,600	)(a)	(12,477)	(47,524)
General corporate expenses	(71,025)		(78,348)	(72,943)
Interest expense, net	(25,950)		(20,501)	(24,438)

Earnings before income taxes	$181,071		$197,832	$143,236

IDENTIFIABLE ASSETS:
Western Hemisphere	$616,887		$592,832
Europe	582,171		554,689
Asia	262,906		211,340
Eliminations	(25,752)		(17,682)

Subtotal	1,436,212		1,341,179
Corporate	829,089		841,548

Total	$2,265,301		$2,182,727

(a)	Included in restructuring and other charges, net, for the purposes of evaluation of segment and geographic profitability in fiscal year 2005 is a charge of $837 related to a one-time purchase accounting adjustment to step up the value of inventory acquired from Biosepra by $2,431, in accordance with SFAS No. 141, in the opening balance sheet. This step up increased cost of sales by $837 in fiscal year 2005 concurrent with the sale of a portion of the underlying inventory. The step up amount is excluded from operating profit since management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of Biosepra, this adjustment was required by SFAS 141 as an elimination of the manufacturing profit in inventory acquired from Biosepra and subsequently sold in the period.

Sales by the Company’s U.S. operations to unaffiliated customers totaled approximately $648,000, $632,000, and $600,000 in fiscal years 2005, 2004 and 2003, respectively. Included therein are export sales of approximately $61,000, $56,000 and $72,000 in fiscal years 2005, 2004 and 2003, respectively. Sales by the Company’s subsidiaries in Germany amounted to approximately $199,000, $201,000 and $183,000 in fiscal years 2005, 2004 and 2003, respectively. Sales by the Company’s subsidiary in Japan amounted to approximately $204,000, $179,000 and $169,000 in fiscal years 2005, 2004 and 2003, respectively. The Company considers its foreign operations to be of major importance to its future growth prospects. The risks related to the Company’s foreign operations include the local political and regulatory developments as well as the regional economic climate.

Intercompany sales between geographic areas are generally priced on the basis of a markup of manufacturing costs to achieve an appropriate sharing of the profit between the parties.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Additions to Reserve	Write-offs	Translation Adjustments	Balance at End of Year

Allowance for doubtful accounts:
Year Ended:
July 31, 2005	$12,062	$3,979	$(2,634)	$108	$13,515
July 31, 2004	$11,700	$3,217	$(3,277)	$422	$12,062
August 2, 2003	$12,906	$3,103	$(4,975)	$666	$11,700

Reserve for inventory obsolescence:
Year Ended:
July 31, 2005	$26,009	$9,867	$(6,160)	$126	$29,842
July 31, 2004	$27,492	$6,706	$(9,044)	$855	$26,009
August 2, 2003	$37,177	$8,808	$(19,883)	$1,390	$27,492