Form 10-Q
period 2005-10-31
PALL CORP
filed 2005-12-12
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2005
or

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

     The number of shares of the registrant’s common stock outstanding as of December 5, 2005 was 124,580,497.

Back to Contents

Back to Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Oct. 31, 2005	July 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$179,688	$164,928
Accounts receivable	443,021	493,650
Inventories	402,956	365,929
Other current assets	139,516	135,885

Total current assets	1,165,181	1,160,392
Property, plant and equipment	606,167	608,758
Goodwill	252,733	252,904
Intangible assets	48,548	50,004
Other non-current assets	195,391	193,243

Total assets	$2,268,020	$2,265,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$343,748	$372,553
Income taxes	54,141	58,928
Current portion of long-term debt	1,508	1,359
Notes payable	23,854	24,299

Total current liabilities	423,251	457,139
Long-term debt, net of current portion	528,582	510,161
Deferred taxes and other non-current liabilities	160,669	158,024

Total liabilities	1,112,502	1,125,324

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	127,020	121,934
Retained earnings	1,077,751	1,066,848
Treasury stock, at cost	(87,964)	(90,878)
Stock option loans	(1,568)	(1,808)
Accumulated other comprehensive income:
Foreign currency translation	75,554	80,412
Minimum pension liability	(49,353)	(49,353)
Unrealized investment gains	1,239	33
Unrealized gain/(loss) on derivatives	43	(7)

	27,483	31,085

Total stockholders’ equity	1,155,518	1,139,977

Total liabilities and stockholders’ equity	$2,268,020	$2,265,301

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	Oct. 31, 2005	Oct. 31, 2004

Net sales	$431,162	$414,732
Cost of sales	229,485	214,860

Gross profit	201,677	199,872
Selling, general and administrative expenses	149,707	145,680
Research and development	13,066	13,713
Restructuring and other (gains)/charges, net	(50)	5,523
Interest expense, net	5,739	5,707

Earnings before income taxes	33,215	29,249
Income taxes	8,105	7,550

Net earnings	$25,110	$21,699

Earnings per share:
Basic	$0.20	$0.17
Diluted	$0.20	$0.17

Dividends declared per share	$0.10	$0.09

Average shares outstanding:
Basic	124,887	124,172
Diluted	125,690	125,009

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	Oct. 31, 2005	Oct. 31, 2004

Operating activities:
Net earnings	$25,110	$21,699
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other (gains)/charges, net	(50)	5,523
Depreciation and amortization of long lived assets	23,671	22,138
Non-cash stock compensation	2,698	178
Excess tax benefits from stock based compensation arrangements	(117)	—
Other	483	1,205
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	(20,325)	(27,883)

Net cash provided by operating activities	31,470	22,860

Investing activities:
Acquisitions of businesses, net of disposals and cash acquired	(14)	564
Advances to and investments in strategic alliances	—	340
Proceeds from sale of strategic investments	6,746	915
Capital expenditures	(21,636)	(17,546)
Proceeds from sale of fixed assets	532	1,376
Proceeds from sale of retirement benefit assets	11,592	10,649
Purchases of retirement benefit assets	(22,931)	(10,613)
Other	(563)	(1,087)

Net cash used by investing activities	(26,274)	(15,402)

Financing activities:
Notes payable	(276)	2,669
Long-term borrowings	20,144	117,300
Repayments of long-term debt	(448)	(104,313)
Net proceeds from stock plans	9,470	10,251
Excess tax benefits from stock based compensation arrangements	117	—
Purchase of treasury stock	(5,750)	(29,998)
Dividends paid	(12,434)	(11,162)

Net cash provided/(used) by financing activities	10,823	(15,253)

Cash flow for period	16,019	(7,795)
Cash and cash equivalents at beginning of year	164,928	207,277
Effect of exchange rate changes on cash	(1,259)	8,906

Cash and cash equivalents at end of period	$179,688	$208,388

Supplemental disclosures:
Interest paid	$11,238	$11,952
Income taxes paid (net of refunds)	13,311	27,757

     See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

     The condensed consolidated financial information included herein is unaudited. Such information reflects all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (“2005 Form 10-K”).

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – STOCK-BASED PAYMENT

     The Company currently has four stock-based employee compensation plans (collectively, the “Stock Plans”), which are described more fully below under the captions Stock Purchase Plans and Stock Option Plans. Prior to August 1, 2005, the Company accounted for stock-based compensation related to those Stock Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). As such, there was no stock-based employee compensation cost recognized in the net earnings relating to any employee stock purchase plan shares or stock options granted under any of the existing or terminated stock option plans prior to August 1, 2005 whereby stock options were granted with an exercise price equal to the fair market value on the date of grant. There was, however, stock-based employee compensation cost recognized in net earnings for periods prior to August 1, 2005 resulting from the issuance of restricted stock units under the 2005 Stock Compensation Plan (“2005 Plan”) and the Management Stock Purchase Plan (“MSPP”).

     Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the three months ended October 31, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

     The Company adopted the 2005 Plan (described in more detail below) in contemplation of the change in the accounting for share-based payments required by SFAS No. 123(R). Specifically, the 2005 Plan provides the Company with the ability to award stock units with various restrictions and vesting requirements. The impact of these awards has been, and continues to be, reflected in net earnings. The first grant of such units occurred in January 2005; as such, there was no compensation expense relating to those units recorded in the three months ended October 31, 2004. Total compensation cost relating to those units recognized by the Company was $512 for the three months ended October 31, 2005. In addition, as a result of adopting SFAS No. 123(R) on August 1, 2005, the Company’s earnings before income taxes and net earnings for the three months ended October 31, 2005, are $1,878 and $1,659 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended October 31, 2005 would have both been approximately $0.21 if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.20 for both measures. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. For the three months ended October 31, 2005, this treatment resulted in cash flows from financing activities of $117, which reduced cash flows from operating activities by the same amount. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $378 for the three months ended October 31, 2005.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

     The following table illustrates the effect on net earnings and earnings per share for the three months ended October 31, 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans prior to adoption of SFAS No. 123(R) on August 1, 2005. No pro forma disclosure has been made for periods subsequent to August 1, 2005 as all stock-based compensation has been recognized in net earnings. For purposes of this pro forma disclosure and compensation cost recorded in the Company’s condensed consolidated financial statements, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ service periods.

Net earnings, as reported	$21,699
Pro forma stock compensation expense, net of tax benefit	2,848

Pro forma net earnings	$18,851

Earnings per share:
Basic–as reported	$.17
Basic–pro forma	$.15
Diluted–as reported	$.17
Diluted–pro forma	$.15

     The following weighted average assumptions were used in estimating the fair value of stock options granted during the three months ended October 31, 2005. There were no stock options granted during the three months ended October 31, 2004.

Three Months Ended Oct. 31, 2005

Average fair value of stock-based compensation awards granted	$7.64
Valuation assumptions:
Expected dividend yield	1.8%
Expected volatility	28.3%
Expected life (years)	5
Risk-free interest rate	4.1%

     The Company has placed exclusive reliance on historical volatility in its estimate of expected volatility. The Company used a sequential period of historical data equal to the expected term (or expected life) of the options using a simple average calculation based upon the daily closing prices of the aforementioned period.

     The expected life (years) represents the period of time for which the options granted are expected to be outstanding. This estimate was derived from historical share option exercise experience, which management believes provides the best estimate of the expected term.

     As noted above, the following paragraphs describe each of the aforementioned stock-based compensation plans in detail:

Stock Purchase Plans

     During fiscal year 2000, the Company’s shareholders approved two stock purchase plans, the MSPP and an Employee Stock Purchase Plan (“ESPP”). These plans enable employees of the Company to purchase the Company’s common stock. Participation in the MSPP is limited to certain executives as designated by the Compensation Committee of the Board of Directors, which also established common stock ownership targets for participants. Participation in the ESPP is available to all employees except those that are included in the MSPP.

     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over four years for matches made thereafter. Such restricted units aggregated 790 and 657 as of October 31, 2005 and October 31, 2004, respectively. For the three months ended October 31, 2005 and October 31, 2004, approximately 26 and 37 vested restricted units, respectively, were distributed. For the three months ended October 31, 2005 and October 31, 2004, participants’ deferred compensation and cash payments amounted to $2,726 and $1,564 and the Company recognized $308 and $178, respectively, of expense related to matching restricted units. Dividends are paid on unvested restricted units (in the form of additional restricted units) and vest over the remaining service period of the restricted units for which the dividends were recorded. Dividends are paid on vested restricted units (in the form of additional restricted units) and are vested upon grant.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. For the three months ended October 31, 2005, compensation expense recognized in the net earnings relating to this plan was $383. For the three months ended October 31, 2004, the amount of expense included in the pro forma disclosure relating to this plan was $300. A total of 207 shares were purchased under the ESPP for the semi-annual stock purchase period ended October 31, 2005.

     Both plans provide for accelerated vesting if there is a change in control (as defined in the plans). All of the above shares were issued from treasury stock.

Stock Option Plans

     The Company has adopted several plans that provide for the granting of stock options to employees and non-employee directors at option prices equal to the market price of the common stock at the date of grant. On November 17, 2004, the Company’s shareholders approved the 2005 Plan, which had been developed in contemplation of adopting the provisions of SFAS No. 123(R). As a result of such approval, the Compensation Committee (a) amended the 2001 Stock Option Plan for non-employee directors to reduce the total number of shares remaining available for grants from 261 to 150, and (b) terminated all other stock plans, except that options then outstanding thereunder remained in effect in accordance with their terms. Up to 5,000 shares are issuable under the 2005 Plan. Both plans provide for accelerated vesting if there is a change in control (as defined in the plans). The 2005 Plan permits the Company to grant to its employees and non-employee directors other forms of equity compensation in addition to stock options (that is, restricted shares, restricted units, performance shares and performance units).

     The fair value of the restricted unit awards are determined by reference to the closing price of the stock on the date of the award, and are charged to earnings over the service periods during which the awards are deemed to be earned; one year, in the case of the annual award units to non-employee directors, and four years, in the case of units awarded to employees. The annual award units granted to non-employee directors of the Company (and any related dividends paid in the form of additional units) are converted to shares once the director ceases to be a member of the Board. No annual award units were granted during the three months ended October 31, 2005. Restricted stock units granted to employees cliff-vest after the fourth anniversary of the date of grant. Dividends paid on unvested restricted stock units vest at the same time as the restricted units for which the dividends were recorded.

     The forms of options adopted provide that the options may not be exercised within one year from the date of grant, and expire if not completely exercised within 7 years from the date of grant. For the most part, in any year after the first year, the options can be exercised with respect to only up to 25% of the shares subject to the option, computed cumulatively. The Company’s shareholders have approved all of the Company’s stock option plans.

     A summary of option activity under all stock option plans as of October 31, 2005, and changes during the three months ended October 31, 2005 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at August 1, 2005	4,302	$20.27
Granted	16	28.41
Exercised	120	18.86
Forfeited or Expired	26	19.76

Outstanding at October 31, 2005	4,172	$20.34	6.5	$31,555

Exercisable at October 31, 2005	2,194	$20.07	6.1	$17,200

     The weighted-average grant-date fair value of options granted during the three months ended October 31, 2005 was $7.64. There were no stock options granted during the three months ended October 31, 2004. The total intrinsic value of options exercised during the three months ended October 31, 2005 and October 31, 2004 was $1,087 and $942, respectively.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

     A summary of restricted stock unit activity, excluding annual award units, under the 2005 Stock Plan as of October 31, 2005, and changes during the three months ended October 31, 2005 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at August 1, 2005	261	$30.07
Granted	4	28.71
Exercised	—	—
Forfeited	(4)	30.83

Nonvested at October 31, 2005	261	$30.04

     As of October 31, 2005, there was $7,165 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under all the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of 3.6 years. None of the restricted stock units vested during the three months ended October 31, 2005.

     As of October 31, 2005, 5,232 shares of common stock of the Company were reserved for the exercise of stock options and stock units. To the extent treasury shares are used to satisfy option exercises, these reserved shares will not be issued.

NOTE 3 – ACQUISITIONS

     On November 30, 2004, the Company acquired the BioSepra Process Division (“Biosepra”) from Ciphergen Biosystems, Inc. The purchase price was approximately $32,000, net of cash and debt assumed, subject to a post closing adjustment of the purchase price based upon certain quantitative thresholds as defined in the purchase agreement. The adjustment to the purchase price was finalized on April 11, 2005, resulting in a reduction in the purchase price of approximately $1,100. Biosepra develops, manufactures and markets chromatography sorbents for use in the purification of protein in drug development and production.

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

     The acquisitions are being accounted for using the purchase method of accounting in accordance with SFAS No. 141. The allocation of the purchase price is dependent upon certain valuations some of which have not progressed to a stage where there is sufficient information to make such allocations. As such, the cost of the acquisitions has been preliminarily allocated in the accompanying condensed consolidated balance sheet at October 31, 2005. The results of these valuations will result in revisions to the purchase price allocation that may be significant and will be reported in future periods as increases and decreases to the excess cost over net assets acquired and liabilities assumed.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

     The following table summarizes the preliminary allocation of the purchase prices to the assets acquired and liabilities assumed at the dates of the acquisitions:

Purchase price	$38,349
Transaction costs	577

Total purchase price	38,926
Cash acquired	7,470

Total purchase price, net of cash acquired	31,456

Accounts receivable, net	1,710
Inventories	9,886
Other current assets	1,658
Property plant and equipment, net	6,771
Other non-current assets	10,604

Total assets acquired	30,629

Accounts payable and other current liabilities	4,564
Long-term debt	2,563
Due to the Company (from Euroflow)	9,255
Other non-current liabilities	630

Total liabilities assumed	17,012

Excess cost over book value of net assets acquired	$17,839

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

NOTE 4 – BALANCE SHEET DETAILS

     The following tables provide details of selected balance sheet items:

	Oct. 31, 2005	July 31, 2005

Accounts receivable:
Billed	$422,910	$463,959
Unbilled	32,888	43,206

Total	455,798	507,165
Less: Allowances for doubtful accounts	(12,777)	(13,515)

	$443,021	$493,650

Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting

Inventories:
Raw materials and components	$126,961	$113,202
Work-in-process	63,757	44,837
Finished goods	212,238	207,890

	$402,956	$365,929

Property, plant and equipment, net:
Property, plant and equipment	$1,291,102	$1,278,517
Less: Accumulated depreciation and amortization	(684,935)	(669,759)

	$606,167	$608,758

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

     The following table presents goodwill, net of accumulated amortization, allocated by reportable segment in accordance with SFAS No. 142:

	Oct. 31, 2005	July 31, 2005

Medical	$28,451	$28,578
BioPharmaceuticals	45,582	45,538

Life Sciences	74,033	74,116

General Industrial	151,791	151,878
Aerospace	5,704	5,704
Microelectronics	21,205	21,206

Industrial	178,700	178,788

	$252,733	$252,904

     The change in the carrying amount of goodwill is primarily attributable to the changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.

     Intangible assets, net, consist of the following:

	Oct. 31, 2005

	Gross	Accumulated Amortization	Net

Patents and unpatented technology	$88,374	$43,396	$44,978
Trademarks	4,561	1,947	2,614
Other	5,300	4,344	956

	$98,235	$49,687	$48,548

	July 31, 2005

	Gross	Accumulated Amortization	Net

Patents and unpatented technology	$88,098	$41,858	$46,240
Trademarks	4,545	1,849	2,696
Other	5,301	4,233	1,068

	$97,944	$47,940	$50,004

     Amortization expense for these intangible assets for the three months ended October 31, 2005 and October 31, 2004 was $1,808 and $1,473, respectively. Amortization expense, excluding any impact that may arise from amortizable intangible assets purchased in the Euroflow acquisition, is estimated to be approximately $5,503 for the remainder of fiscal 2006, $7,325 in 2007, $6,355 in 2008, $5,898 in 2009, $5,838 in 2010 and $5,860 in 2011.

NOTE 6 – TREASURY STOCK

     On October 17, 2003, the Board authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. On October 14, 2004, the Board authorized the additional expenditure of up to another $200,000 for the repurchase of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the three months ended October 31, 2005, the Company purchased 187 shares in open-market transactions at an aggregate cost of $5,750 with an average price per share of $30.81. Therefore, $255,004 remains available to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.

     During the three months ended October 31, 2005, 343 shares were issued under the Company’s stock-based compensation plans. At October 31, 2005, the Company held 3,460 treasury shares.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 7 – CONTINGENCIES AND COMMITMENTS

     The Company’s condensed consolidated balance sheet at October 31, 2005 includes liabilities for environmental matters of approximately $23,188, which relates mainly to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc. pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

NOTE 8 – RESTRUCTURING AND OTHER (GAINS)/CHARGES, NET

     The following tables summarize the restructuring related items and other (gains)/charges recorded for the three months ended October 31, 2005 and October 31, 2004:

Three Months Ended Oct. 31, 2005	Restructuring (1)	Other (Gains) / Charges (2)	Total

Gain on sale of investment	$—	$(1,806)	$(1,806)
Severance	1,101	—	1,101
Other exit costs	1,687	—	1,687
Other	—	(126)	(126)

	2,788	(1,932)	856
Reversal of excess reserves	(906)	—	(906)

	$1,882	$(1,932)	$(50)

Cash	$1,882	$(1,806)	$76
Non-cash	—	(126)	(126)

	$1,882	$(1,932)	$(50)

Three Months Ended Oct. 31, 2004

Impairment of investments	$—	$2,875	$2,875
Severance	2,665	—	2,665
Other exit costs	485	—	485
Gain on sale of assets	(387)	—	(387)
Other	—	(115)	(115)

	$2,763	$2,760	$5,523

Cash	$2,763	$95	$2,858
Non-cash	—	2,665	2,665

	$2,763	$2,760	$5,523

(1) Restructuring:

•	During the three months ended October 31, 2004, the Company began to implement its plan to reorganize its business structure. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to the reorganization.

Furthermore, the Company completed the sale begun in the fourth quarter of fiscal year 2004 of certain manufacturing plants in Germany acquired as part of the FSG acquisition, which resulted in the recognition of a gain of $387.

•	During the three months ended October 31, 2005, the Company continued its realignment plan and cost reduction initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

(2) Other (Gains)/Charges:

•	The Company recorded a charge of $2,875 for the three months ended October 31, 2004 for the other-than-temporary diminution in value of its investment in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”).

•	The Company sold all of the 617.5 shares it held of VITEX in August 2005 for total proceeds aggregating $6,783. The cost basis at the time of the sale, as adjusted by previous impairment charges, was $4,940. As a result, the Company recorded a gain of $1,806, net of fees and commissions for the three months ended October 31, 2005.

     The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2006 and 2005:

	Severance	Lease Termination Liabilities & Other	Total

2006
Original Charge	$1,101	$1,687	$2,788
Utilized	(581)	(325)	(906)
Other changes (a)	(6)	—	(6)

Balance at Oct. 31, 2005	$514	$1,362	$1,876

2005
Original Charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	$9,006	$193	$9,199
Utilized	(1,207)	—	(1,207)
Reversal of excess reserves (b)	(906)	—	(906)
Other changes (a)	(34)	(1)	(35)

Balance at Oct. 31, 2005	$6,859	$192	$7,051

a)	Other changes reflect translation impact.

b)	Reflects the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal year 2005.

NOTE 9 – COMPONENTS OF NET PERIODIC PENSION COST

     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended

	U.S. Plans		Foreign Plans		Total

	Oct. 31, 2005	Oct. 31, 2004	Oct. 31, 2005	Oct. 31, 2004	Oct. 31, 2005	Oct. 31, 2004

Service cost	$1,878	$1,658	$2,137	$1,834	$4,015	$3,492
Interest cost	2,368	2,307	3,283	3,147	5,651	5,454
Expected return on plan assets	(1,572)	(1,299)	(2,529)	(2,284)	(4,101)	(3,583)
Amortization of prior service cost	238	221	117	126	355	347
Amortization of net transition asset	(11)	(11)	—	8	(11)	(3)
Recognized actuarial loss	714	375	2,012	1,288	2,726	1,663

Net periodic benefit cost	$3,615	$3,251	$5,020	$4,119	$8,635	$7,370

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 10 – EARNINGS PER SHARE

     The Condensed Consolidated Statements of Earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares, such as those issuable upon exercise of stock options that meet certain criteria, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that assumed proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and stock units of 921 and 166 shares were not included in the computation of diluted shares for the three months ended October 31, 2005 and October 31, 2004, respectively, because their effect would have been antidilutive.

     The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended

	Oct. 31, 2005	Oct. 31, 2004

Basic shares outstanding	124,887	124,172
Effect of stock plans	803	837

Diluted shares outstanding	125,690	125,009

NOTE 11 – COMPREHENSIVE INCOME

     Comprehensive income is comprised of the following:

	Three Months Ended

	Oct. 31, 2005	Oct. 31, 2004

Net earnings	$25,110	$21,699

Unrealized translation adjustment	(4,319)	30,333
Income taxes	(539)	1,198

Unrealized translation adjustment, net	(4,858)	31,531

Change in unrealized investment gains	1,206	3,384
Income taxes	—	(188)

Change in unrealized investment gains, net	1,206	3,196

Unrealized gains on derivatives	77	56
Income taxes	(27)	(19)

Unrealized gains on derivatives, net	50	37

Total comprehensive income	$21,508	$56,463

     Unrealized investment gains on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended

	Oct. 31, 2005	Oct. 31, 2004

Unrealized gains arising during the period	$3,012	$510
Income taxes	—	(189)

Unrealized gains arising during the period, net	3,012	321
Reclassification adjustment for (gain) loss included in net earnings	(1,806)	2,875

Change in unrealized accumulated investment gains, net	$1,206	$3,196

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 12 – SEGMENT INFORMATION AND GEOGRAPHIES

     Financial information on the business segments identified as reporting segments in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, follows.

     During the three months ended October 31, 2005, certain research and development costs previously managed as a corporate function were integrated into the Life Sciences and Industrial segments as part of the Company’s previously reported reorganization efforts.

MARKET SEGMENT	Three Months Ended
INFORMATION
	Oct. 31, 2005		Oct. 31, 2004

SALES TO UNAFFILIATED CUSTOMERS:
Medical	$95,147		$95,465
BioPharmaceuticals	73,800		70,789

Total Life Sciences	168,947		166,254

General Industrial	165,395		158,221
Aerospace	43,412		38,837
Microelectronics	53,408		51,420

Total Industrial	262,215		248,478

Total	$431,162		$414,732

OPERATING PROFIT:
Medical	$10,147		$13,795
BioPharmaceuticals	15,410		16,941

Total Life Sciences	25,557		30,736

General Industrial	11,961		13,192
Aerospace	7,116		5,089
Microelectronics	8,959		8,514

Total Industrial	28,036		26,795

Subtotal	53,593		57,531
Restructuring and other (gains)/charges, net	(261	) (a)	(5,523)
General corporate expenses	(14,378)		(17,052)
Interest expense, net	(5,739)		(5,707)

Earnings before income taxes	$33,215		$29,249

GEOGRAPHIES
SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$154,635		$152,278
Europe	171,688		169,758
Asia	104,839		92,696

Total	$431,162		$414,732

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	Oct. 31, 2005		Oct. 31, 2004

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$57,411		$49,601
Europe	28,669		26,159
Asia	1,765		1,259

Total	$87,845		$77,019

TOTAL SALES:
Western Hemisphere	$212,046		$201,879
Europe	200,357		195,917
Asia	106,604		93,955
Eliminations	(87,845)		(77,019)

Total	$431,162		$414,732

OPERATING PROFIT:
Western Hemisphere	$28,421		$27,063
Europe	12,929		21,014
Asia	15,090		13,311
Eliminations	(2,847)		(3,857)

Subtotal	53,593		57,531
Restructuring and other (gains)/charges, net	(261	) (a)	(5,523)
General corporate expenses	(14,378)		(17,052)
Interest expense, net	(5,739)		(5,707)

Earnings before income taxes	$33,215		$29,249

(a)	Included in restructuring and other (gains)/charges, net, for the purposes of evaluation of segment and geographic profitability in the first quarter of fiscal 2006 is a charge of $311 related to a purchase accounting adjustment to step up the value of inventory acquired from Biosepra by $2,431, in accordance with SFAS No. 141, in the opening balance sheet. This step up increased cost of sales by $311 in the three months ended October 31, 2005 concurrent with the sale of a portion of the underlying inventory. The step up amount is excluded from operating profit since management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of Biosepra, this adjustment was required by SFAS 141 as an elimination of the manufacturing profit in inventory acquired from Biosepra and subsequently sold in the period.

NOTE 13 – SUBSEQUENT EVENT

     The Company and Satair A/S (“Satair”) have reached an agreement whereby Satair has acquired the exclusive rights to the Western Hemisphere commercial aerospace aftermarket distribution channel for the Company’s products for a ten-year period. The closing is expected to take place prior to December 31, 2005. The transaction is valued at $22,000, of which $19,000 is to be paid to the Company in cash on the closing date, and $3,000 in a five-year non-interest bearing note receivable, payable in equal installments. In addition, the agreement requires that Satair also purchase certain finished goods inventory from the Company valued at approximately $5,500.

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Risk Factors

     You should read the following discussion together with the condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in Pall’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005. The discussions under the subheadings “Review of Market Segments and Geographies” below are in local currency unless indicated otherwise. Management considers local currency growth an important measure because by excluding the volatility of exchange rates, underlying volume growth is clearer. As used below, “½%” indicates that we have rounded the relevant data up or down to the nearest one-half percentage point. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.

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

Results of Operations

Review of Consolidated Results

     Sales in the quarter increased 4% to $431,162 from $414,732 in the first quarter of fiscal year 2005. Exchange rates reduced reported sales in the quarter by $1,845, primarily due to the weakening Euro, British Pound and Yen, partly offset by the strengthening of certain other Asian currencies. The recent strengthening of the U.S. dollar against the major currencies in which the Company operates, if sustained through fiscal 2006, will negatively affect reported sales and net earnings.

     In local currency (i.e., had exchange rates not changed year over year), sales increased 4½%. Overall, pricing reduced sales by ½% and as such, the overall volume increase was 5%. Sales in our Aerospace segment increased 12½% in local currency, driven by growth in both the Military and Commercial portions of the business. General Industrial sales were up 5%, with all submarkets contributing to this gain, with the exception of Municipal Water, where sales were flat. Microelectronics sales were up 4% in the quarter fueled by growth in the display and data storage markets and sales in our BioPharmaceuticals segment, increased 5%. Sales in our Medical segment were flat as good growth in the BioSciences portion of the business was offset by shortfalls in our Blood Filtration and Hospital sectors. By geography, Asia continued its strong growth trend with local currency sales up 12½% in the quarter, driven by double-digit growth in General Industrial and Microelectronics. In Europe, sales increased 3% as strong growth in Aerospace and BioPharmaceuticals was partly offset by the impact of flat sales in General Industrial (the largest of Europe’s markets) and a shortfall in Microelectronics. In the Western Hemisphere sales grew 1%, as strong growth in Aerospace and modest growth in General Industrial was offset by shortfalls in Medical and Microelectronics. We expect overall sales in local currency to grow in the mid single-digit range for the full fiscal year 2006 compared with fiscal year 2005. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

     Cost of sales in the quarter, as a percentage of sales, increased to 53.2% from 51.8% in the first quarter of fiscal year 2005, reflecting the impact of pricing reductions in our Medical business, several low margin system sales in our Industrial business and facility and equipment refurbishments in our Life Sciences’ plants and a one-time purchase accounting adjustment related to inventory acquired as part of the Biosepra acquisition. In addition, cost of sales was negatively impacted by stock compensation and the adoption of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”). These factors were partly offset by savings generated from our cost reduction initiatives (“CoRe”). We expect cost of sales, as a percentage of sales, for the full fiscal year 2006 to be level with fiscal year 2005.

     Selling, general and administrative expenses, as a percentage of sales, improved to 34.7% as compared to 35.1% in the first quarter of fiscal year 2005. The improvement reflects savings realized from our cost reduction initiatives partly offset by the impact of stock compensation and the adoption of SFAS No. 123(R), which negatively impacted selling, general and administrative expenses by 40 basis points. The impact of foreign currency translation on selling, general and administrative expenses was not material in the quarter. We continue to move forward with our cost reduction programs. We have launched a major initiative to optimize our European operations with the objective of delivering improvements in profitability. Our expectation is that we will see some operational cost improvements later this fiscal year with more substantial improvements in the fiscal year 2007. We are expecting continued improvement in selling, general and administrative expenses, as a percentage of sales, for the full fiscal year 2006 compared with fiscal year 2005.

Back to Contents

     Research and development expenses were $13,066 compared to $13,713 in the first quarter of fiscal year 2005. As a percentage of sales, research and development expenses decreased to 3% of sales from 3.3% last year. We expect research and development expenses in dollars to increase moderately for the full fiscal year 2006 compared with fiscal year 2005.

     In the first quarter of fiscal year 2006, we recorded non-recurring income of $1,932 primarily comprised of a gain on the sale of our investment in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”), partly offset by restructuring charges, net of $1,882 comprised of severance and other costs in connection with our on-going cost reduction programs and divisional realignment partly offset by the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal year 2005. In the first quarter of fiscal year 2005, we recorded restructuring and other (gains)/charges, net, of $5,523. The restructuring and other (gains)/charges, net, reflect restructuring charges of $2,763 related to our cost reduction programs including our plans to vertically integrate our businesses. In addition, the charges include the write-down of our investment in VITEX that was deemed other-than-temporarily impaired. The details of the (gains)/charges for the quarters ended October 31, 2005 and October 31, 2004 can be found in the Restructuring and Other (Gains)/Charges note accompanying the condensed consolidated financial statements.

     The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2006 and 2005:

	Severance	Lease Termination Liabilities & Other	Total

2006
Original Charge	$1,101	$1,687	$2,788
Utilized	(581)	(325)	(906)
Other changes (a)	(6)	—	(6)

Balance at Oct. 31, 2005	$514	$1,362	$1,876

2005
Original Charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	$9,006	$193	$9,199
Utilized	(1,207)	—	(1,207)
Reversal of excess reserves (b)	(906)	—	(906)
Other changes (a)	(34)	(1)	(35)

Balance at Oct. 31, 2005	$6,859	$192	$7,051

a)	Other changes reflect translation impact.

b)	Reflects the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal year 2005.

     Net interest expense was $5,739 in the quarter, on par with the first quarter of fiscal year 2005. The comparison of net interest expense reflects the impact of higher interest rates offset by the impact of lower debt levels compared to the first quarter of fiscal year 2005. We expect net interest expense for the full fiscal year 2006 to increase approximately $2,000-$3,000 compared with fiscal year 2005.

     The underlying tax rate (i.e., the tax rate on earnings before income taxes, excluding restructuring and other (gains)/charges) was 24% in the quarter, unchanged from the first quarter of fiscal year 2005. However, due to the interim period income tax provisions of SFAS No. 123(R), our tax rate may vary quarter to quarter based on the deductibility of the stock compensation in the interim period. The impact of stock compensation and the adoption of SFAS No. 123(R) impacted our tax rate by .59% in the first quarter. However, based upon our estimates of the timing of the subject deductibility throughout the year, we estimate that it will have no impact on our full year tax rate and continue to expect our underlying tax rate to remain at 24% for the full fiscal year 2006.

Back to Contents

     Net earnings in the quarter were $25,110, or 20 cents per share, compared with net earnings of $21,699, or 17 cents per share in the first quarter of fiscal year 2005. In summary, net earnings reflect organic sales growth and an improvement in selling, general and administrative expenses as a percentage of sales partly offset by the impact of lower gross margins. In addition, the first quarter of fiscal year 2006 included non-recurring income, net of $50, whereas the first quarter of fiscal year 2005 included restructuring and other (gains)/charges, net of $5,523. The impact of stock compensation and the adoption of SFAS No. 123(R), negatively impacted earnings per share by 2 cents in the quarter. The estimated impact of foreign currency translation on net earnings and earnings per share was not material in the quarter.

     During the second quarter we reached an agreement with Satair A/S (“Satair”) whereby Satair has acquired the exclusive rights to the Western Hemisphere commercial aerospace aftermarket distribution channel for our products for a ten-year period. The closing is expected to take place prior to December 31, 2005. The transaction is valued at $22,000, of which $19,000 is to be paid to us in cash on the closing date, and $3,000 in a five-year non-interest bearing note receivable payable, in equal installments. In addition, the agreement requires that Satair also purchase certain finished goods inventory from us valued at approximately $5,500. It is expected that the impact of the transaction will be accretive to earnings in fiscal year 2006 as well as future years.

     We expect earnings per share for the full fiscal year 2006 to be in the range of $1.31 – $1.46 per share including restructuring and other (gains)/charges, net for the three months ended October 31, 2005. This range includes the impact of stock compensation and the adoption of SFAS No. 123(R), which we estimate will cost approximately 8 cents in earnings per share. In light of our ongoing cost reduction initiatives, we may incur severance and other restructuring costs over the remainder of fiscal year 2006; however, because these costs are not estimable at this time, this range does not contemplate such charges.

Review of Market Segments and Geographies

Market Segments:

     The table below presents sales for the quarters ended October 31, 2005 and October 31, 2004 by market segment, including the effect of exchange rates for comparative purposes.

Three Months Ended	Oct. 31, 2005	Oct. 31, 2004	% Change		Exchange Rate Difference	% Change in Local Currency

Medical	$95,147	$95,465	(	½)	$(406)	—
BioPharmaceuticals	73,800	70,789	4	½	(613)	5

Total Life Sciences	168,947	166,254	1	½	(1,019)	2

General Industrial	165,395	158,221	4	½	(508)	5
Aerospace	43,412	38,837	12		(209)	12	½
Microelectronics	53,408	51,420	4		(109)	4

Total Industrial	262,215	248,478	5	½	(826)	6

Total	$431,162	$414,732	4		$(1,845)	4	½

     Life Sciences sales in the quarter increased 2% compared to the first quarter of fiscal year 2005. Life Sciences represented approximately 39% of our total sales in the quarter compared with 40% in the first quarter of fiscal year 2005.

     Within Life Sciences, Medical segment sales in the quarter were flat, as good growth in the BioSciences portion of the business was offset by shortfalls in the Blood Filtration and Hospital sectors. By geography, Medical sales in Europe were up slightly, while in Asia, the smallest of our Medical markets, sales were up 15%. Sales in the Western Hemisphere, the largest portion of the Medical business, were down 3½%.

     Within Medical, sales in our BioSciences submarket increased 8% driven by growth in our Laboratory and OEM business. Our Microbiology and Proteomics sample preparation business were key contributors to the growth in the quarter. By geography, sales growth was strong in Europe (+21½%) and Asia (+16½%), while sales in the Western Hemisphere were up slightly. Sales in our Blood Filtration submarket were down 3%, reflecting a shortfall in the Western Hemisphere (which accounts for approximately 65% of our global Blood Filtration business), where sales were down 5%. The shortfall in the Western Hemisphere reflects reduced pricing related to new long-term contracts in place partly offset by growth in our vented whole blood product for blood centers. Blood Filtration sales in Europe were down 5½% while in Asia (the smallest of our Blood Filtration markets), sales were up 15½%. Sales in our Hospital submarket were down 5% reflecting shortfalls in the Western Hemisphere and Europe partly offset by growth in Asia. We expect blood centers sales to increase in the second half of fiscal year 2006, as our Acrodose Pooled Platelet System is validated for routine use, following its clearance by the FDA. Our Leukotrap Affinity prion product continues to demonstrate excellent results in validation studies, including human clinical samples of sporadic CJD where 99.9% of the causative agent was effectively removed by the product use. This study, a first with a true human form of prion disease, provides additional confirmation of the performance of our technology to remove all types of prions that can adversely affect people. Our Aquasafe water filtration systems are starting to make inroads into the hospital market in the Western Hemisphere and Europe’s Aquasafe position continues to be strong. Overall, we expect sales in our Medical segment to be up modestly for the full fiscal year 2006.

Back to Contents

     BioPharmaceuticals segment sales in the quarter increased 5% driven by strong growth in consumables. System sales were down 48% in the quarter reflecting the typical lumpiness quarter to quarter of such sales. By geography, strong growth was exhibited in Europe (+9½%), while sales in the Western Hemisphere and Asia were up slightly. Our chromatography business continues to grow aided by our recent acquisition of Euroflow and we are seeing signs that this has also had a positive impact on our BioSepra sorbent business. Market trends continue to be strong in Biotech with particular emphasis on monoclonals and in vaccines where new investment in influenza vaccine capacity and vaccines against new target diseases are also generating increased business. The Plasma fractionation market is again seeing signs of growth after a couple of difficult years. We expect sales in the BioPharmaceuticals segment to increase in the double-digit range for the full fiscal year 2006.

     Our Industrial business accounted for approximately 61% of our total sales in the quarter as compared with 60% in the first quarter of fiscal year 2005. Industrial sales grew 6% in the quarter, with all segments contributing to this gain.

     General Industrial segment sales, which account for about 63% of our Industrial business, were up 5% compared with the first quarter of fiscal year 2005. The increase in sales in our General Industrial segment reflects growth in all of the submarkets with the exception of Municipal Water.

     Within General Industrial, sales in our Fuels & Chemicals submarket grew 5% driven by continued investment activity, particularly in Asia where sales increased 16½%, in the fuels and chemicals marketplace. Sales in the Western Hemisphere were flat while sales in Europe were down 2%. Overall, orders growth was strong in the quarter. Sales in our Power Generation submarket increased 5½%. By geography, sales in Europe and Asia were up 11% and 5½%, respectively. Sales in the Western Hemisphere were flat. The overall business outlook in this market continues to be good as the demand for electricity continues to grow. We expect activity in Asian markets, such as China and India to remain strong, with continued investment in new plants and equipment, while trends toward greater reliability and plant availability continue in more developed regions. Sales in our Machinery & Equipment submarket increased 9% driven by growth in Europe (+5%) and Asia (+32 ½%). Sales in the Western Hemisphere were flat. The overall production rates in the steel industry remain very high, world demand for automobiles is vigorous and both the metals and energy markets, among others, demand continued development of the mining industry. Although paper and paper product demand is neutral, this is still a very large market and a significant user of filtration products. Based on these factors, our overall outlook for the remainder of fiscal year 2006 is positive. Food and Beverage sales increased 2% as strong growth in the Western Hemisphere (+35%) and Asia (+16%) was largely offset by a decline in Europe (-6%). Sales growth in the Western Hemisphere reflects the effect of our increasing consumables business. In Asia, sales growth was driven by system solutions for the brewery market as well as increased consumables business. Our Asian markets in China, Japan and India and our Latin America market were key drivers of our growth in the quarter. In Europe, although sales were down in the quarter (lower OEM sales), sales to the wine market continued to grow due to continuous Oenoflow success. We expect sales in Europe to turnaround during fiscal year 2006. Municipal Water sales were flat reflecting the lumpy nature of our systems business. By geography, growth in the Western Hemisphere (+6%) and Europe (+14%) were offset by a decline in Asia (-65%). Orders were up 56% in the quarter, with all geographies contributing to this growth. Overall, we expect sales in the General Industrial segment, to increase in the high single-digit range for the full fiscal year 2006.

     Aerospace sales increased 12½% reflecting growth in both the Military and Commercial portions of the business. The growth in the quarter was fueled by our core repeat business, such as aftermarket support and OEM production levels; and our project business, such as aircraft retrofits and upgrades. By geography, growth was driven by the Western Hemisphere (+10½%) and Europe (+18½%). In Asia, the smallest of our Aerospace markets, sales were flat. Within Aerospace, Commercial sales (including Marine Water) increased 9½% in the quarter reflecting growth in the Western Hemisphere. The overall increase in aircraft build rates and aftermarket support were major growth drivers in the quarter. Based on the upturn in the commercial market, our outlook for the remainder of fiscal year 2006 is positive. Military sales increased 16% in the quarter driven by growth in Europe (+59%) and the Western Hemisphere (+6%). Sales in Asia were down 18½%. Military comprised about 44% of total Aerospace sales in the quarter compared with 43% in the first quarter of last year. Military budgets in the U.S. are in a constant state of change and we are seeing reduced funding of some of our long-term projects to help pay for other Government budget priorities (e.g., war on terror), however, platform upgrades, have positively impacted growth. Similarly, in both Asia and Europe there are major programs that will go forward despite funding issues. Overall, we expect sales in the Aerospace segment, to increase in the mid single-digit range for the full fiscal year 2006.

Back to Contents

     Microelectronics sales in the quarter were up 4% driven by growth in the display and data storage markets due to the strong demand for MP3 players. In addition, new fab construction activity in Taiwan contributed to the growth in the quarter. By geography, strong growth in Asia (+14½%) was partly offset by shortfalls in the Western Hemisphere (-10%) and Europe (-14%). We expect the market in Europe to start to improve in the second quarter and continued strong growth in Asia for the remainder of fiscal year 2006. We expect sales in the Microelectronics segment, to increase in the mid single-digit range for the full fiscal year 2006.

     The consolidated operating profit as a percentage of sales was 12.4% as compared to 13.9% in the first quarter of fiscal year 2005. Operating profit dollars decreased by $3,938, or 7%, to $53,593. The reduction in operating profit reflects the integration of the research and development function into the lines of business, which was previously managed as a Corporate function, pricing reductions in our blood filtration business, ongoing investments in Asia and the impact of stock compensation and the adoption of SFAS No. 123(R), principally in Industrial. The integration of the research and development function primarily impacted our Life Sciences business (principally Medical and in the Western Hemisphere). In addition, operating profit was negatively impacted by several low margin Industrial system sales in Europe and the impact of facility and equipment refurbishments in our European Life Sciences’ plants. The effect of these factors was partly offset by savings generated by our CoRe programs and the impact of strong sales growth in Asia and in Aerospace. The operating profit details for the quarters ended October 31, 2005 and October 31, 2004 can be found in the Segment Information and Geographies note accompanying the condensed consolidated financial statements.

     Geographies:

     The table below presents sales for the quarters ended October 31, 2005 and October 31, 2004 to unaffiliated customers by geography, including the effect of exchange rates for comparative purposes.

Three Months Ended	Oct. 31, 2005	Oct. 31, 2004	% Change		Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$154,635	$152,278	1	½	$511	1
Europe	171,688	169,758	1		(2,873)	3
Asia	104,839	92,696	13		517	12	½

Total	$431,162	$414,732	4		$(1,845)	4	½

     By geography, sales in the Western Hemisphere increased 1½% on a reported basis and 1% in local currency compared with the first quarter of fiscal year 2005, as strong growth in Aerospace and modest growth in General Industrial was offset by shortfalls in Medical and Microelectronics. BioPharmaceuticals sales were flat. Exchange rates increased sales by $511, primarily related to the strengthening of the Canadian dollar. Operating profit was 13.4% of total sales (including intercompany sales to other geographies) on par with the first quarter of fiscal year 2005 as reduced pricing in our blood filtration business and the impact of the transfer of the research and development function from Corporate was offset by savings generated from our CoRe programs. Operating profit dollars increased $1,358, or 5%.

     In Europe, sales increased 3% in local currency as strong growth in Aerospace and BioPharmaceuticals were partly offset by the impact of flat sales in General Industrial (the largest of Europe’s markets) and a shortfall in Microelectronics. Medical sales were up slightly. The weakening of European currencies reduced sales by $2,873 resulting in reported sales growth of 1%. Operating profit was 6.5% of total sales (including intercompany sales to other geographies) as compared to 10.7% in the first quarter of fiscal year 2005, while operating profit dollars declined $8,085, or 38½%. The decline in operating profit reflects the impact of several low margin Industrial system sales in the quarter, facility and equipment refurbishments in our Life Sciences’ plants as well as the impact of stock compensation and the adoption of SFAS No. 123(R).

Back to Contents

     Sales in Asia increased 12½% in local currency driven by double-digit growth in General Industrial and Microelectronics. The strengthening of certain Asian currencies, partly offset by the impact of a weakened Yen, increased sales by $517, resulting in reported sales growth of 13%. Operating profit was 14.2% of total sales (including intercompany sales to other geographies) on par with the first quarter of fiscal year 2005. Operating profit dollars increased by $1,779, or 13½% reflecting the strong sales growth in the quarter partly offset by increased costs related to our ingoing investments in sales and manufacturing in this region.

     General corporate expenses decreased $2,674 to $14,378. The decline in expenses reflects the impact of our CoRe programs, the transfer of the research and development function into the lines of business partly offset by the impact of stock compensation and the adoption of SFAS No. 123(R) as well as increased amortization expense.

Liquidity and Capital Resources

     Net cash provided by operating activities in the first quarter of fiscal year 2006 was $31,470, an increase of $8,610 as compared with the first quarter of fiscal year 2005. The increase in cash flow reflects the impact of increased earnings and changes in working capital items, particularly accounts receivable and income tax payable.

     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $9,834 in the first quarter, as compared with $5,314 in the first quarter of fiscal year 2005. The increase in free cash flow reflects the factors discussed above, partly offset by a higher level of capital expenditures. We believe this measure is important because it is a key element of our planning. We utilize free cash flow, which is a non-GAAP measure, as one way to measure our current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	Three Months Ended Oct. 31, 2005	Three Months Ended Oct. 31, 2004	Fiscal Year 2005

Net cash provided by operating activities	$31,470	$22,860	$162,743
Less capital expenditures	21,636	17,546	86,153

Free cash flow	$9,834	$5,314	$76,590

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at October 31, 2005 to those at July 31, 2005, the British Pound has strengthened against the U.S. dollar, while the Euro and the Japanese Yen have weakened against the U.S. dollar.

     Working capital was approximately $741,900, a ratio of 2.75 at October 31, 2005 as compared with $703,300, a ratio of 2.5 at July 31, 2005. Accounts receivable days sales outstanding improved to 93 days, as compared to 95 days in the first quarter of fiscal year 2005. Inventory turns, for the four quarters ended October 31, 2005, were 2.7 as compared to 2.9 for the four quarters ended July 31, 2005. The effect of foreign exchange reduced net inventory, net accounts receivable and other current assets by $1,969, $3,872 and $249, respectively, as compared with year-end fiscal year 2005. Additionally, foreign exchange reduced accounts payable and other current liabilities by $1,743. Overall, net debt (debt net of cash and cash equivalents), as a percentage of total capitalization (net debt plus equity), was 24.5%. Net debt increased by approximately $3,400 compared with year-end fiscal year 2005. The impact of foreign exchange rates (primarily on cash) increased net debt by $900. As such, the actual cash increase in our net debt was approximately $2,500 in the first quarter of fiscal year 2006. Total gross debt increased approximately $18,100 as compared with year-end fiscal year 2005. The impact of foreign exchange rates reduced gross debt by $200. As such, the actual cash increase in our gross debt was approximately $18,300 in the first quarter of fiscal year 2006. We were in compliance with all covenants of our various debt agreements as of October 31, 2005.

     Proceeds from stock plans were $9,470 in the quarter. Capital expenditures were $21,636, while depreciation and amortization expense were $21,818 and $1,853, respectively. Full year fiscal year 2006 capital expenditures are expected to be slightly above the fiscal year 2005 level, while depreciation and amortization expense are expected to total approximately $93,000.

     On October 17, 2003, our Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of our common stock. Furthermore, on October 14, 2004, our Board of Directors authorized an additional expenditure of another $200,000 to repurchase shares. During fiscal years 2004 and 2005, we repurchased stock of $75,000 and $64,246, respectively. In the first quarter of fiscal year 2006 we repurchased stock of $5,750. This leaves $255,004 remaining of the $400,000 the Board of Directors authorized for share repurchases at October 31, 2005. In the first quarter of fiscal year 2006, we paid dividends of $12,434. We are increasing our dividend by 10%, from 10 to 11 cents per share, effective with the dividend that will be declared on January 19, 2006. We expect to pay dividends of about $53,000 for the full fiscal year 2006.

Back to Contents

     In August 2005, we sold our investment in VITEX and recorded a gain on the sale of $1,806, net of fees and commissions. For more detail regarding the transaction, refer to the Restructuring and Other (Gains)/Charges note accompanying the condensed consolidated financial statements.

     We consider our existing lines of credit, along with the cash generated from operations, to be sufficient for both short-term and long-term growth.

Adoption of New Accounting Pronouncement

     Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the three months ended October 31, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

     We adopted the 2005 Stock Compensation Plan (“2005 Plan”) in contemplation of the change in the accounting for share-based payments required by SFAS No. 123(R). Specifically, the 2005 Plan provides the Company with the ability to award stock units with various restrictions and vesting requirements. The impact of these awards has been, and continues to be, reflected in the net earnings. The first grant of such units occurred in January 2005; as such, there was no compensation expense recorded in the three months ended October 31, 2004. Total compensation cost recognized relating to those units was $512 for the three months ended October 31, 2005.

     In addition, as a result of adopting SFAS No. 123(R) on August 1, 2005, earnings before income taxes and net earnings for the three months ended October 31, 2005, are $1,878 and $1,659 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended October 31, 2005 would have both been approximately $0.21 if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.20 for both measures. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. For the three months ended October 31, 2005, this treatment resulted in cash flows from financing activities of $117, which reduced cash flows from operating activities by the same amount. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $378 for the three months ended October 31, 2005.

Recently Issued Accounting Pronouncements

     On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP FAS 109-2”). FSP FAS 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) exception regarding non-recognition of deferred tax liabilities and requires explanatory disclosures from those who need the additional time. As of October 31, 2005, we have not provided deferred taxes on the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations. The extent to which we will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional or Treasury Department guidance, before a determination can be made. The range of reasonably possible amounts, based upon the law, that are being considered for repatriation due to the aforementioned provision is between zero and $500,000. The related potential range of income tax is between zero and $26,250.

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

Back to Contents

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

     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net earnings the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     During the period from the Company’s fiscal 2005 year end (July 31, 2005) to the end of the Company’s first fiscal quarter (October 31, 2005), there was no material change in the market risk information previously reported in Item 7A of the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a–15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

     There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal first quarter ended October 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     On June 25, 2004, the Company was sued in the United States District Court for the Eastern District of Michigan by a private plaintiff in connection with the groundwater contamination. The complaint seeks both money damages and injunctive relief requiring remediation of the contamination. The plaintiff also seeks to represent a larger class of property owners and residents who plaintiff claims are affected by the groundwater contamination. On August 25, 2004, the Company filed a motion for summary judgment seeking to dismiss the plaintiff’s claims. In response, plaintiff’s counsel sought and was granted permission to amend the complaint. An amended complaint was filed on November 17, 2004, which added seven plaintiffs. The Company renewed its motion for summary judgment on December 27, 2004, asserting various grounds for dismissing the complaint as to each plaintiff. As ordered by the Court, the Company withdrew its motion to allow plaintiffs an opportunity to further amend its complaint and conduct limited discovery. Plaintiffs filed a second amended complaint on March 9, 2005, adding two claims under the federal Resource Conservation and Recovery Act (“RCRA”). Discovery on specific issues related to the seven plaintiffs has been completed, and on October 17, 2005, the Company renewed for a third time its motion for summary judgment, asserting that none of the plaintiffs have established claims under any of the counts alleged, including RCRA. The hearing on the Company’s motion is scheduled for January 18, 2006. The Company does not believe that there is substantive merit to the named plaintiffs’ claims or a basis for class certification.

Back to Contents

     On August 10, 2005, the City filed a lawsuit against Gelman under the Federal Superfund Statute (“CERCLA”) for recovery of the City’s alleged response costs, including well replacement costs. Gelman filed its responsive pleadings on September 15, 2005 and will vigorously defend the lawsuit.

     On November 26, 2005 and November 30, 2005, two petitions for contested cases were filed by a local resident and by the City) respectively, before the Michigan Department of Environmental Quality (“MDEQ”). The petition challenges various aspects of the discharge permit issued by MDEQ on September 30, 2005. The petition commences an administrative adjudicative hearing, which can result in changes to the discharge permit. The Company does not believe there is substantive merit to the claims made in either petition. The Company expects both petitions to be combined into one proceeding. As of this date no schedule has been set for the adjudication of the petition. No damages are being sought in this proceeding.

*          *          *

     The Company’s condensed consolidated balance sheet at October 31, 2005 contains environmental liabilities of approximately $23,188, which relates primarily to the aforementioned items. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.

     Reference is also made to the Contingencies and Commitments note in the notes accompanying the condensed consolidated financial statements in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.
	(In thousands, except per share data)

Period	Total Number of Shares Purchased	AveragePrice Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 1, 2005 to August 31, 2005	187	$30.81	187	$255,004
September 1, 2005 to September 30, 2005	—	—	—	$255,004
October 1, 2005 to October 31, 2005	—	—	—	$255,004

Total	187	$30.81	187

Back to Contents

(1)	On October 17, 2003, the Company’s Board of Directors (“the Board”) authorized and announced the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. On October 14, 2004, the Board authorized the additional expenditure of up to another $200,000 for the repurchase of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the first quarter of fiscal 2006, the Company purchased 187 shares in open-market transactions at an aggregate cost of $5,750 with an average price per share of $30.81. Therefore, $255,004 remains to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock compensation plans and for general corporate purposes.

During the three month period ended October 31, 2005, 343 shares were issued for the Company’s stock compensation plans. At October 31, 2005, the Company held 3,460 treasury shares.

ITEM 6. EXHIBITS.

See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

December 12, 2005	/s/	MARCUS WILSON

Marcus Wilson
President
Chief Financial Officer

December 12, 2005	/s/	LISA MCDERMOTT

Lisa McDermott
Vice President – Finance
Chief Accounting Officer

Back to Contents

     Exhibit Index

Exhibit
Number	Description of Exhibit

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	Bylaws of the Registrant, as amended on October 13, 2005, filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on October 18, 2005.

10.1†	Pall Corporation Employee Stock Purchase Plan as amended effective July 19, 2005

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Incorporated herein by reference.

† Exhibit filed herewith