Form 10-Q
period 2006-01-31
PALL CORP
filed 2006-03-13
CIK 75829

Click here to Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2006
or

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from     to

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
Yes      No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No

          The number of shares of the registrant’s common stock outstanding as of March 7, 2006 was 124,922,454.

Click here to Cover

Back to Contents
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Jan. 31, 2006	July 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$227,998	$164,928
Accounts receivable	431,169	493,650
Inventories	417,035	365,929
Prepaid expenses	27,535	21,858
Other current assets	115,656	114,027

Total current assets	1,219,393	1,160,392
Property, plant and equipment	615,391	608,758
Goodwill	245,908	252,904
Intangible assets	54,018	50,004
Other non-current assets	199,844	193,243

Total assets	$2,334,554	$2,265,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$361,311	$372,553
Income taxes	52,609	58,928
Current portion of long-term debt	1,520	1,359
Notes payable	26,937	24,299

Total current liabilities	442,377	457,139
Long-term debt, net of current portion	518,109	510,161
Deferred taxes and other non-current liabilities	180,148	158,024

Total liabilities	1,140,634	1,125,324

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	130,534	121,934
Retained earnings	1,093,996	1,066,848
Treasury stock, at cost	(80,823)	(90,878)
Stock option loans	(1,551)	(1,808)
Accumulated other comprehensive income:
Foreign currency translation	86,447	80,412
Minimum pension liability	(49,353)	(49,353)
Unrealized investment gains	2,099	33
Unrealized loss on derivatives	(225)	(7)

	38,968	31,085

Total stockholders’ equity	1,193,920	1,139,977

Total liabilities and stockholders’ equity	$2,334,554	$2,265,301

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	Jan. 31, 2006	Jan. 31, 2005	Jan. 31, 2006	Jan. 31, 2005

Net sales	$478,436	$469,473	$909,598	$884,205
Cost of sales	252,618	244,541	482,103	459,401

Gross profit	225,818	224,932	427,495	424,804
Selling, general and administrative expenses	159,136	157,765	308,843	303,445
Research and development	14,398	13,907	27,464	27,620
Restructuring and other charges, net	3,736	5,438	3,686	10,961
Interest expense, net	5,642	6,146	11,381	11,853

Earnings before income taxes	42,906	41,676	76,121	70,925
Income taxes	10,470	9,631	18,575	17,181

Net earnings	$32,436	$32,045	$57,546	$53,744

Earnings per share:
Basic	$0.26	$0.26	$0.46	$0.43
Diluted	$0.26	$0.26	$0.46	$0.43

Dividends declared per share	$0.11	$0.10	$0.21	$0.19

Average shares outstanding:
Basic	125,225	124,482	125,045	124,400
Diluted	126,090	125,457	125,879	125,330

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	Jan. 31, 2006	Jan. 31, 2005

Operating activities:
Net earnings	$57,546	$53,744
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	3,686	10,961
Depreciation and amortization of long lived assets	47,298	45,030
Non-cash stock compensation	5,717	357
Excess tax benefits from stock based compensation arrangements	(308)	—
Other	993	1,672
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	10,088	(45,990)

Net cash provided by operating activities	125,020	65,774

Investing activities:
Acquisitions of businesses, net of disposals and cash acquired	(75)	(31,905)
Proceeds from sale of strategic investments	7,387	915
Capital expenditures	(52,021)	(39,983)
Proceeds from sale of fixed assets	3,227	2,185
Proceeds from sale of retirement benefit assets	22,494	14,920
Purchases of retirement benefit assets	(39,351)	(14,911)
Other	(1,273)	(1,860)

Net cash used by investing activities	(59,612)	(70,639)

Financing activities:
Notes payable	2,500	(260)
Long-term borrowings	10,055	145,365
Repayments of long-term debt	(904)	(104,483)
Net proceeds from stock plans	14,553	34,374
Excess tax benefits from stock based compensation arrangements	308	—
Purchase of treasury stock	(5,750)	(29,998)
Payment to terminate interest rate swaps	—	(10,044)
Dividends paid	(24,885)	(22,233)

Net cash (used)/provided by financing activities	(4,123)	12,721

Cash flow for period	61,285	7,856
Cash and cash equivalents at beginning of year	164,928	207,277
Effect of exchange rate changes on cash	1,785	12,003

Cash and cash equivalents at end of period	$227,998	$227,136

Supplemental disclosures:
Interest paid	$14,097	$12,564
Income taxes paid (net of refunds)	25,487	37,965
Non-cash investing and financing activities:
Capital lease entered into for building	—	6,439
Note receivable (Note 4)	2,560	—

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 – STOCK-BASED PAYMENT

          The Company currently has four stock-based employee compensation plans (collectively, the “Stock Plans”), which are described more fully below under the captions Stock Purchase Plans and Stock Option Plans.  Prior to August 1, 2005, the Company accounted for stock-based compensation related to those Stock Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).  As such, there was no stock-based employee compensation cost recognized in net earnings relating to any shares under the Employee Stock Purchase Plan (“ESPP”) or stock options granted under any of the existing or terminated stock option plans prior to August 1, 2005 whereby stock options were granted with an exercise price equal to the fair market value on the date of grant.  There was, however, stock-based employee compensation cost recognized in net earnings for periods prior to August 1, 2005 resulting from the issuance of restricted stock units under the 2005 Stock Compensation Plan (“2005 Plan”) and the Management Stock Purchase Plan (“MSPP”).

          Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized for the three and six months ended January 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

          The Company adopted the 2005 Plan (described in more detail below) in contemplation of the change in the accounting for share-based payments required by SFAS No. 123(R).  Specifically, the 2005 Plan provides the Company with the ability to award stock units with various restrictions and vesting requirements. The detailed components of stock based compensation expense recorded in the statement of earnings for the three and six months ended January 31, 2006 and January 31, 2005 are illustrated in the table below.

	Three Months Ended		Six Months Ended

	Jan. 31, 2006	Jan. 31, 2005	Jan. 31, 2006	Jan. 31, 2005

Stock options	$1,526	$—	$3,021	$—
Restricted stock units	541	—	1,053	—
ESPP	590	—	973	—
MSPP	362	179	670	357

Total	$3,019	$179	$5,717	$357

           Stock based compensation expense related to stock options and the ESPP for the three and six months ended January 31, 2005 was not recorded in the statement of earnings, but had been disclosed in the pro forma disclosures as required by SFAS No. 123 and SFAS No. 148. The following table illustrates the impact of adopting SFAS No. 123(R) on August 1, 2005 on the Company’s earnings before income taxes, net earnings and earnings per share (which excludes the effect of certain changes to the Company’s stock plans under the 2005 plan such as the restricted stock units granted in contemplation of the change in accounting):

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended Jan. 31, 2006	Six Months Ended Jan. 31, 2006

Impact on earnings before income taxes	$2,116	$3,994
Impact on net earnings	1,881	3,541
Impact on basic earnings per share	$0.02	$0.03
Impact on diluted earnings per share	$0.01	$0.03

          SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows.  For the six months ended January 31, 2006, this treatment resulted in cash flows from financing activities of $308. The tax benefit recognized related to the total compensation cost for share-based payment arrangements totaled $533 and $1,020 for the three and six months ended January 31, 2006, respectively, and totaled $43 and $86 for the three and six months ended January 31, 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $3,293 and $4,905 for the three and six months ended January 31, 2006, respectively.

          The following table illustrates the effect on net earnings and earnings per share for the three and six months ended January 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans prior to adoption of SFAS No. 123(R) on August 1, 2005.  No pro forma disclosure has been made for periods subsequent to August 1, 2005 as all stock-based compensation has been recognized in net earnings.  For purposes of this pro forma disclosure and compensation cost recorded in the Company’s condensed consolidated financial statements, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ service periods.

	Three Months Ended Jan. 31, 2005	Six Months Ended Jan. 31, 2005

Net earnings, as reported	$32,045	$53,744
Pro forma stock compensation expense, net of tax benefit	2,886	5,734

Pro forma net earnings	$29,159	$48,010

Earnings per share:
Basic- as reported	$0.26	$0.43
Basic- pro forma	$0.23	$0.39
Diluted- as reported	$0.26	$0.43
Diluted- pro forma	$0.23	$0.38

          The following weighted average assumptions were used in estimating the fair value of stock options granted during the three and six months ended January 31, 2006 and January 31, 2005:

	Three Months Ended		Six Months Ended

	Jan. 31, 2006	Jan. 31, 2005	Jan. 31, 2006	Jan. 31, 2005

Average fair value of stock-based compensation awards granted	$7.41	$7.68	$7.43	$7.68
Valuation assumptions:
Expected dividend yield	1.9%	1.8%	1.9%	1.8%
Expected volatility	27.0%	31.1%	27.0%	31.1%
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	4.3%	3.7%	4.3%	3.7%

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

          As noted above, the following paragraphs describe each of the aforementioned stock-based compensation plans in detail:

Stock Purchase Plans

          During fiscal year 2000, the Company’s shareholders approved two stock purchase plans, the MSPP and the ESPP. Participation in the MSPP is limited to certain executives as designated by the Compensation Committee of the Board of Directors, which also established common stock ownership targets for participants. Participation in the ESPP is available to all employees except those that are included in the MSPP.

          The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over four years for matches made thereafter. Such restricted units aggregated 780 and 619 as of January 31, 2006 and January 31, 2005, respectively. For the three months ended January 31, 2006 and January 31, 2005, approximately 32 and 28 vested restricted units, respectively, were distributed. For the six months ended January 31, 2006 and January 31, 2005, approximately 58 and 65 vested restricted units, respectively, were distributed. For the three months ended January 31, 2006 and January 31, 2005, participants’ deferred compensation and cash payments amounted to $439 and $696, respectively. For the six months ended January 31, 2006 and January 31, 2005, participants’ deferred compensation and cash payments amounted to $3,165 and $2,260, respectively.  Dividends are paid on unvested restricted units (in the form of additional restricted units) and vest over the remaining service period of the restricted units for which the dividends were recorded.  Dividends are paid on vested restricted units (in the form of additional restricted units) and are vested upon grant.

          The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October.  A total of 207 shares were purchased under the ESPP for the semi-annual stock purchase period ended October 31, 2005.  Shares for the current semi-annual stock purchase period will be purchased on April 28, 2006, the end of the aforementioned current stock purchase period.

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

          The fair value of the restricted unit awards are determined by reference to the closing price of the stock on the date of the award, and are charged to earnings over the service periods during which the awards are deemed to be earned; one year, in the case of the annual award units to non-employee directors, and four years, in the case of units awarded to employees.  The annual award units granted to non-employee directors of the Company (and any related dividends paid in the form of additional units) are converted to shares once the director ceases to be a member of the Board.  A total of 14 annual award units were granted during the six months ended January 31, 2006, with a weighted-average fair market value of $27.89 per share. Restricted stock units granted to employees cliff-vest after the fourth anniversary of the date of grant.  Dividends paid on unvested restricted stock units vest at the same time as the restricted units for which the dividends were recorded.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

          The forms of options adopted provide that the options may not be exercised within one year from the date of grant, and expire if not completely exercised within 7 years from the date of grant. Generally, in any year after the first year, the options can be exercised with respect to only up to 25% of the shares subject to the option, computed cumulatively. The Company’s shareholders have approved all of the Company’s stock option plans.

          A summary of option activity for all stock option plans during the six months ended January 31, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at August 1, 2005	4,302	$20.27
Granted	16	28.41
Exercised	(120)	18.86
Forfeited or Expired	(26)	20.77

Outstanding at October 31, 2005	4,172	20.34
Granted	225	28.53
Exercised	(252)	18.40
Forfeited or Expired	(56)	20.77

Outstanding at January 31, 2006	4,089	$20.91	6.2	$27,227

Exercisable at January 31, 2006	2,544	$19.99	5.9	$19,276

          The total intrinsic value of options exercised during the three and six months ended January 31, 2006 was $2,308 and $3,419, respectively.  The total intrinsic value of options exercised during the three and six months ended January 31, 2005 was $8,773 and $8,185, respectively.

          A summary of restricted stock unit activity, excluding annual award units, for the 2005 Stock Plan during the six months ended January 31, 2006, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at August 1, 2005	261	$30.07
Granted	4	28.71
Exercised	—	—
Forfeited	(4)	30.83

Nonvested at October 31, 2005	261	30.04
Granted	55	28.66
Exercised	—	—
Forfeited	(3)	30.83

Nonvested at January 31, 2006	313	$29.79

As of January 31, 2006, there was $8,159 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Stock Plan.  That cost is expected to be recognized over a weighted-average period of 3.5 years.  None of the restricted stock units vested during the six months ended January 31, 2006.

          As of January 31, 2006, 5,204 shares of common stock of the Company were reserved for the exercise of stock options and stock units. To the extent treasury shares are used to satisfy option exercises, these reserved shares will not be issued.

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

          The acquisitions were accounted for using the purchase method of accounting in accordance with SFAS No. 141. SFAS No. 141 requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The January 31, 2006 condensed consolidated balance sheet reflects the final allocation of the purchase prices and non-deductible goodwill of $9,900 related to these acquisitions. The following table summarizes the final allocation of the purchase prices to the assets acquired and liabilities assumed at the dates of the acquisitions:

Purchase price	$38,349
Transaction costs	638

Total purchase price	38,987
Cash acquired	7,470

Total purchase price, net of cash acquired	31,517

Accounts receivable, net	1,710
Inventories	9,886
Other current assets	1,658
Property plant and equipment, net	6,771
Intangible assets	18,393
Other non-current assets	211

Total assets acquired	38,629

Accounts payable and other current liabilities	4,564
Long-term debt	2,563
Due to the Company (from Euroflow)	9,255
Other non-current liabilities	630

Total liabilities assumed	17,012

Goodwill	$9,900

          Based upon the markets Biosepra and Euroflow serve, the goodwill was assigned to the Company’s BioPharmaceutical segment. Pro forma financial information related to the acquisitions has not been provided, as it is not material to the Company’s results of operations and cash flows.

NOTE 4 – DISTRIBUTION AGREEMENT

          On December 16, 2005, the Company and Satair A/S (“Satair”) signed an agreement whereby Satair acquired the exclusive rights to the Western Hemisphere commercial aerospace aftermarket distribution channel for the Company’s products for a ten-year period.  The transaction was valued at $22,000, of which $19,000 was paid to the Company in cash on the closing date, and $3,000 in a five-year non-interest bearing note receivable, payable in equal installments.  In addition, the agreement required Satair to purchase certain finished goods inventory from the

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

Company valued at $5,683.  The $22,000 in cash and notes receivable received for the distribution rights were recorded as deferred revenue and will be amortized as an increase to sales over the life of the distribution agreement.

NOTE 5 – BALANCE SHEET DETAILS

          The following tables provide details of selected balance sheet items:

	Jan. 31, 2006	July 31, 2005

Accounts receivable:
Billed	$416,259	$463,959
Unbilled	28,336	43,206

Total	444,595	507,165
Less: Allowances for doubtful accounts	(13,426)	(13,515)

	$431,169	$493,650

          Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Jan. 31, 2006	July 31, 2005

Inventories:
Raw materials and components	$118,219	$113,202
Work-in-process	78,336	44,837
Finished goods	220,480	207,890

	$417,035	$365,929

Property, plant and equipment, net:
Property, plant and equipment	$1,319,172	$1,278,517
Less: Accumulated depreciation and amortization	(703,781)	(669,759)

	$615,391	$608,758

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

          The following table presents goodwill, net of accumulated amortization, allocated by reportable segment in accordance with SFAS No. 142:

	Jan. 31, 2006	July 31, 2005

Medical	$28,688	$28,578
BioPharmaceuticals	38,246	45,538

Life Sciences	66,934	74,116

General Industrial	152,066	151,878
Aerospace	5,704	5,704
Microelectronics	21,204	21,206

Industrial	178,974	178,788

	$245,908	$252,904

          The change in the carrying amount of goodwill is primarily attributable to the changes in the final allocation of goodwill from the acquisition of Euroflow as discussed in Note 3 and to the changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

Intangible assets, net, consist of the following:

	Jan. 31, 2006

	Gross	Accumulated Amortization	Net

Patents and unpatented technology	$96,284	$45,687	$50,597
Trademarks	4,586	2,055	2,531
Other	5,322	4,432	890

	$106,192	$52,174	$54,018

	July 31, 2005

	Gross	Accumulated Amortization	Net

Patents and unpatented technology	$88,098	$41,858	$46,240
Trademarks	4,545	1,849	2,696
Other	5,301	4,233	1,068

	$97,944	$47,940	$50,004

          The increase in patents and unpatented technology is due to the finalization of the valuation of intangible assets purchased in the Euroflow acquisition.  The fair value of these intangibles had not been determined as of July 31, 2005.  As such, their cost had been preliminarily allocated based upon their book values.

          Amortization expense for these intangible assets for the three and six months ended January 31, 2006 was $2,594 and $4,402, respectively. Amortization expense for these intangible assets for the three and six months ended January 31, 2005 was $1,486 and $2,959, respectively.  Amortization expense is estimated to be approximately $4,111 for the remainder of fiscal 2006, $8,130 in 2007, $7,159 in 2008, $6,703 in 2009, $6,643 in 2010 and $6,663 in 2011.

NOTE 7 – TREASURY STOCK

          On October 17, 2003, the Board authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. On October 14, 2004, the Board authorized the additional expenditure of up to another $200,000 for the repurchase of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the six months ended January 31, 2006, the Company purchased 187 shares in open-market transactions at an aggregate cost of $5,750 with an average price per share of $30.81. As of January 31, 2006, $255,004 remains available to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.

          During the six months ended January 31, 2006, 625 shares were issued under the Company’s stock-based compensation plans. At January 31, 2006, the Company held 3,178 treasury shares.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

          The Company’s condensed consolidated balance sheet at January 31, 2006 includes liabilities for environmental matters of approximately $21,778, which relates mainly to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc. pertaining to groundwater contamination.  In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

NOTE 9 - RESTRUCTURING AND OTHER CHARGES, NET

          The following tables summarize the restructuring related items and other (gains)/charges recorded for the quarter and six months ended January 31, 2006 and January 31, 2005:
	Three Months Ended Jan. 31, 2006			Six Months Ended Jan. 31, 2006

	Restructuring (1)	Other (Gains)/ Charges (2)	Total	Restructuring (1)	Other (Gains)/ Charges (2)	Total

Gain on sale of investments (a)	$—	$(394)	$(394)	$—	$(2,200)	$(2,200)
Severance	3,500	—	3,500	4,601	—	4,601
Other exit costs	677	—	677	2,364	—	2,364
Loss on sale of assets	51	—	51	51	—	51
Other	—	7	7	—	(119)	(119)

	$4,228	$(387)	$3,841	$7,016	$(2,319)	$4,697
Reversal of excess reserves	(105)	—	(105)	(1,011)	—	(1,011)

	$4,123	$(387)	$3,736	$6,005	$(2,319)	$3,686

Cash	$3,845	$(389)	$3,456	$5,727	$(2,195)	$3,532
Non-cash	278	2	280	278	(124)	154

	$4,123	$(387)	$3,736	$6,005	$(2,319)	$3,686

	Three Months Ended Jan. 31, 2005			Six Months Ended Jan. 31, 2005

	Restructuring (1)	Other (Gains)/ Charges (2)	Total	Restructuring (1)	Other (Gains)/ Charges (2)	Total

Impairment of investments (a)	$—	$—	$—	$—	$2,875	$2,875
Severance	3,568	—	3,568	6,233	—	6,233
Other exit costs	1,585	—	1,585	2,070	—	2,070
Gain on sale of assets	11	—	11	(376)	—	(376)
Environmental (b)	—	502	502	—	502	502
Other	(2)	—	(2)	(2)	(115)	(117)

	$5,162	$502	$5,664	$7,925	$3,262	$11,187
Reversal of excess reserves	(226)	—	(226)	(226)	—	(226)

	$4,936	$502	$5,438	$7,699	$3,262	$10,961

Cash	$4,925	$502	$5,427	$7,688	$597	$8,285
Non-cash	11	—	11	11	2,665	2,676

	$4,936	$502	$5,438	$7,699	$3,262	$10,961

(1) Restructuring:
•
During the six months ended January 31, 2005, the Company began to implement its plan to reorganize its business structure. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to the reorganization.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

Furthermore, the Company completed the sale begun in the fourth quarter of fiscal year 2004 of certain manufacturing plants in Germany acquired as part of the FSG acquisition, which resulted in the recognition of a gain of $387.

•
During the six months ended January 31, 2006, the Company continued its realignment plan and cost reduction initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.

(2) Other (Gains)/Charges:

(a)
The Company recorded a charge of $2,875 in the three months ended October 31, 2004 for the other-than-temporary diminution in value of its investment in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”).

In August 2005, the Company sold all of the 617.5 shares it held of VITEX for total proceeds aggregating $6,783.  The cost basis at the time of the sale, as adjusted by previous impairment charges, was $4,940.  As a result, the Company recorded a gain of $1,806, net of fees and commissions in the three months ended October 31, 2005.

On January 13, 2006 the Company sold its stock rights in Satair for total proceeds aggregating $641. The cost basis of the rights at the time of the sale was $247. As a result, the Company recorded a gain of $394 in the three months ended January 31, 2006.

(b)	In the three months ended January 31, 2005, the Company increased a previously established environmental reserve by $502 related to the environmental matter in Pinellas Park, Florida.

          The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2006 and 2005:

	Severance	Lease Termination Liabilities & Other	Total

2006
Original Charge	$4,374	$2,364	$6,738
Utilized	(1,472)	(2,160)	(3,632)
Other changes (a)	16	—	16

Balance at Jan. 31, 2006	$2,918	$204	$3,122

2005
Original Charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	$9,006	$193	$9,199
Utilized	(2,201)	(20)	(2,221)
Reversal of excess reserves (b)	(991)	(20)	(1,011)
Other changes (a)	(2)	1	(1)

Balance at Jan. 31, 2006	$5,812	$154	$5,966

Amounts reflected as severance liabilities for fiscal year 2006 exclude $227 related to non-cash stock compensation.

a)	Other changes reflect translation impact.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

b)	Reflects the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal year 2005.

NOTE 10 – COMPONENTS OF NET PERIODIC PENSION COST

          The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended

	U.S. Plans		Foreign Plans		Total

	Jan. 31, 2006	Jan. 31, 2005	Jan. 31, 2006	Jan. 31, 2005	Jan. 31, 2006	Jan. 31, 2005

Service cost	$1,878	$1,659	$2,079	$1,935	$3,957	$3,594
Interest cost	2,368	2,307	3,215	3,310	5,583	5,617
Expected return on plan assets	(1,572)	(1,299)	(2,477)	(2,391)	(4,049)	(3,690)
Amortization of prior service cost	238	222	113	133	351	355
Amortization of net transition asset	(11)	(10)	—	9	(11)	(1)
Recognized actuarial loss	714	375	1,970	1,348	2,684	1,723

Net periodic benefit cost	$3,615	$3,254	$4,900	$4,344	$8,515	$7,598

	Six Months Ended

	U.S. Plans		Foreign Plans		Total

	Jan. 31, 2006	Jan. 31, 2005	Jan. 31, 2006	Jan. 31, 2005	Jan. 31, 2006	Jan. 31, 2005

Service cost	$3,756	$3,317	$4,216	$3,769	$7,972	$7,086
Interest cost	4,736	4,614	6,498	6,457	11,234	11,071
Expected return on plan assets	(3,144)	(2,598)	(5,006)	(4,675)	(8,150)	(7,273)
Amortization of prior service cost	476	443	230	259	706	702
Amortization of net transition asset	(22)	(21)	—	17	(22)	(4)
Recognized actuarial loss	1,428	750	3,982	2,636	5,410	3,386

Net periodic benefit cost	$7,230	$6,505	$9,920	$8,463	$17,150	$14,968

NOTE 11 – EARNINGS PER SHARE

          The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares, such as those issuable upon exercise of stock options that meet certain criteria, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period.  Employee stock options and units of 890 and 27 shares were not included in the computation of diluted shares for the three months ended January 31, 2006 and January 31, 2005, respectively, because their effect would have been antidilutive. For the six months ended January 31, 2006 and January 31, 2005, 906 and 193 antidilutive shares were excluded.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

          The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Six Months Ended

	Jan. 31, 2006	Jan. 31, 2005	Jan. 31, 2006	Jan. 31, 2005

Basic shares outstanding	125,225	124,482	125,045	124,400
Effect of stock plans	865	975	834	930

Diluted shares outstanding	126,090	125,457	125,879	125,330

NOTE 12 – COMPREHENSIVE INCOME

          Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended

	Jan. 31, 2006	Jan. 31, 2005	Jan. 31, 2006	Jan. 31, 2005

Net income	$32,436	$32,045	$57,546	$53,744

Unrealized translation adjustment	10,714	15,364	6,395	45,697
Income taxes	179	1,274	(360)	2,472

Unrealized translation adjustment, net	10,893	16,638	6,035	48,169

Change in unrealized investment gains	860	1,664	2,066	5,048
Income taxes	—	54	—	(134)

Change in unrealized investment gains, net	860	1,718	2,066	4,914

Unrealized (losses) gains on derivatives	(282)	282	(205)	338
Income taxes	14	(99)	(13)	(118)

Unrealized (losses) gains on derivatives, net	(268)	183	(218)	220

Total comprehensive income	$43,921	$50,584	$65,429	$107,047

          Unrealized investment gains (losses) on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended		Six Months Ended

	Jan. 31, 2006	Jan. 31, 2005	Jan. 31, 2006	Jan. 31, 2005

Unrealized gains arising during the period	$860	$1,664	$3,872	$2,173
Income taxes	—	54	—	(134)

Net unrealized gains arising during the period	860	1,718	3,872	2,039
Reclassification adjustment for (gain) loss included in net earnings	—	—	(1,806)	2,875

Change in unrealized accumulated investment gains, net	$860	$1,718	$2,066	$4,914

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

          During the three and six months ended January 31, 2006, certain research and development costs previously managed as a Corporate function were integrated into the Life Sciences and Industrial segments in the Western Hemisphere as part of the Company’s previously reported reorganization efforts.

	Three Months Ended		Six Months Ended

	Jan. 31, 2006	Jan. 31, 2005	Jan. 31, 2006	Jan. 31, 2005

MARKET SEGMENT INFORMATION SALES TO UNAFFILIATED CUSTOMERS:
Medical	$107,310	$110,358	$202,457	$205,823
BioPharmaceuticals	80,557	77,618	154,357	148,407

Total Life Sciences	187,867	187,976	356,814	354,230

General Industrial	183,080	183,457	348,475	341,678
Aerospace	45,359	41,944	88,771	80,781
Microelectronics	62,130	56,096	115,538	107,516

Total Industrial	290,569	281,497	552,784	529,975

Total	$478,436	$469,473	$909,598	$884,205

OPERATING PROFIT:
Medical	$11,696	$17,534	$21,843	$31,329
BioPharmaceuticals	21,105	18,624	36,515	35,565

Total Life Sciences	32,801	36,158	58,358	66,894

General Industrial	15,291	16,988	27,252	30,180
Aerospace	5,669	7,297	12,785	12,386
Microelectronics	14,140	10,069	23,099	18,583

Total Industrial	35,100	34,354	63,136	61,149

Subtotal	67,901	70,512	121,494	128,043
Restructuring and other charges, net (a)	(3,931)	(5,438)	(4,192)	(10,961)
General corporate expenses	(15,422)	(17,252)	(29,800)	(34,304)
Interest expense, net	(5,642)	(6,146)	(11,381)	(11,853)

Earnings before income taxes	$42,906	$41,676	$76,121	$70,925

Back to Contents

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	Jan. 31, 2006	Jan. 31, 2005	Jan. 31, 2006	Jan. 31, 2005

GEOGRAPHIES SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$177,833	$167,334	$332,468	$319,612
Europe	188,197	191,851	359,885	361,609
Asia	112,406	110,288	217,245	202,984

Total	$478,436	$469,473	$909,598	$884,205

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$59,109	$50,658	$116,520	$100,259
Europe	32,377	31,162	61,046	57,321
Asia	1,624	1,427	3,389	2,686

Total	$93,110	$83,247	$180,955	$160,266

TOTAL SALES:
Western Hemisphere	$236,942	$217,992	$448,988	$419,871
Europe	220,574	223,013	420,931	418,930
Asia	114,030	111,715	220,634	205,670
Eliminations	(93,110)	(83,247)	(180,955)	(160,266)

Total	$478,436	$469,473	$909,598	$884,205

OPERATING PROFIT:
Western Hemisphere	$26,564	$34,810	$54,985	$61,873
Europe	19,063	20,497	31,992	41,511
Asia	18,277	16,453	33,367	29,764
Eliminations	3,997	(1,248)	1,150	(5,105)

Subtotal	67,901	70,512	121,494	128,043
Restructuring and other charges, net (a)	(3,931)	(5,438)	(4,192)	(10,961)
General corporate expenses	(15,422)	(17,252)	(29,800)	(34,304)
Interest expense, net	(5,642)	(6,146)	(11,381)	(11,853)

Earnings before income taxes	$42,906	$41,676	$76,121	$70,925

(a)
Included in restructuring and other charges, net, for the purposes of evaluation of segment and geographic profitability is a charge of $195 and $506 in the three and six months ended January 31, 2006, respectively, related to a purchase accounting adjustment to step up the value of inventory acquired from Biosepra by $2,431, in accordance with SFAS No. 141, in the opening balance sheet. This step up increased cost of sales by $195 and $506 in the three and six months ended January 31, 2006 concurrent with the sale of a portion of the underlying inventory. The step up amount is excluded from operating profit since management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of Biosepra, this adjustment was required by SFAS 141 as an elimination of the manufacturing profit in inventory acquired from Biosepra and subsequently sold in the period.

Back to Contents

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Risk Factors

          You should read the following discussion together with the condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in Pall’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005.  The discussions under the subheadings “Review of Market Segments and Geographies” below are in local currency unless indicated otherwise. The Company considers local currency growth an important measure because by excluding the volatility of exchange rates, underlying volume growth is clearer. As used below, “½%” indicates that the Company has rounded the relevant data up or down to the nearest one-half percentage point. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.

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

Results of Operations

Review of Consolidated Results

          Sales in the quarter increased 2% to $478,436 from $469,473 in the second quarter of fiscal year 2005. For the six months, sales increased 3% to $909,598. Exchange rates reduced reported sales in the quarter and six months by $25,215 and $27,060, respectively, primarily due to the weakening Euro, British Pound and Yen, partly offset by the strengthening of certain other Asian currencies. In local currency (i.e., had exchange rates not changed year over year), sales increased 7½% and 6% in the quarter and six months, respectively. Overall, pricing reduced sales by ½% in both the quarter and six months, and as such, the overall volume increase was 8% and 6½%, respectively. The recent strengthening of the U.S. dollar against the major currencies in which the Company operates, if sustained through fiscal 2006, will negatively affect reported sales and net earnings.

          Sales in the Aerospace segment increased 12% in local currency in both the quarter and six months primarily driven by incremental sales related to the Company’s expanded relationship and agreement with Satair A/S (“Satair”). Refer to discussion below for further details on the Satair agreement. General Industrial sales were up 5½% in the quarter and 5% in the six months, with all submarkets contributing to this growth, with the exception of Municipal Water. Microelectronics sales were up 17% in the quarter and 11% in the six months fueled by growth in the display and data storage markets. Sales in the BioPharmaceuticals segment increased 10½% and 8% in the quarter and six months, respectively, driven by strong growth in consumables. Sales in the Medical segment were up slightly in the quarter and six months, as good growth in the BioSciences portion of the business was offset by shortfalls in the Blood Filtration sector. By geography, local currency sales in Asia were up 8% and 10% in the quarter and six months, respectively, with particularly strong growth seen in the Microelectronics segment. In Europe, sales increased 8% and 5½% in the quarter and six months, respectively, with all segments contributing to this growth. In the Western Hemisphere sales grew 6% in the quarter and 4% in the six months, with all segments contributing to these gains with the exception of Medical. The Company expects overall sales in local currency to grow in the mid single-digit range for the full fiscal year 2006 compared with fiscal year 2005. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

          Cost of sales in the quarter, as a percentage of sales, increased to 52.8% from 52.1% in the second quarter of fiscal year 2005, reflecting the impact of pricing reductions in the Medical business and a one-time purchase accounting adjustment related to inventory acquired as part of the Biosepra acquisition. In addition, cost of sales was negatively impacted by stock compensation and the adoption of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”) as well as transition costs related to the Company’s facility rationalization initiative. These factors were partly offset by savings generated from the Company’s cost reduction initiatives. For the six months, cost of sales, as a percentage of sales, increased to 53% from 52%, reflecting the factors discussed above as well as the impact of several low margin Industrial system sales and facility and equipment refurbishments in certain Life Sciences’ plants. The transitional costs related to the facilities rationalization will continue over the second half of fiscal year 2006 and into fiscal year 2007 as the Company makes progress on this initiative. Based on these factors combined with the very high level of systems business expected in the second half of this fiscal year, the Company expects cost of sales, as a percentage of sales, for the full fiscal year 2006 to be slightly higher than fiscal year 2005.

Back to Contents

          Selling, general and administrative expenses, as a percentage of sales, improved to 33.3% from 33.6% in the second quarter of fiscal year 2005. For the six months, selling, general and administrative expenses, as a percentage of sales, improved to 34.0% from 34.3%.  The improvement in the quarter and six months reflects savings realized from the Company’s cost reduction initiatives partly offset by the impact of stock compensation and the adoption of SFAS No. 123(R), which negatively impacted selling, general and administrative expenses by 48 basis points in the quarter and six months. The Company continued to move forward with its cost reduction programs. Concerning the Company’s cost reduction initiatives, the Company is making progress on the first phase of its facilities rationalization initiative involving seven manufacturing facilities.  Additionally, the Company has launched a major initiative to optimize its European operations with the objective of delivering improvements in profitability. The Company’s expectation is that it will see some operational cost improvements later this fiscal year with more substantial improvements in fiscal years 2007 and 2008 related to these two initiatives. Based on these factors, the Company is expecting continued improvement in selling, general and administrative expenses, as a percentage of sales, for the full fiscal year 2006 compared with fiscal year 2005.

          Research and development expenses were $14,398 compared to $13,907 in the second quarter of fiscal year 2005. As a percentage of sales, research and development expenses were 3%, on par with last year. For the six months, research and development expenses were $27,464, or 3% of sales compared to $27,620, or 3.1% of sales for the six months of fiscal year 2005. The Company expects research and development expenses in dollars to increase moderately through fiscal year 2006 compared with fiscal year 2005.

          In the second quarter and six months of fiscal year 2006, the Company recorded restructuring and other charges, net, of $3,736 and $3,686, respectively. The restructuring and other charges, net is comprised of severance and other costs in connection with the Company’s on-going cost reduction programs and divisional realignment, partly offset by the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal year 2005. In addition, restructuring and other charges, net, includes a gain on the sale of the Company’s stock rights in Satair, which was recorded in the second quarter, as well as a gain on the sale of the Company’s investment in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”), that was recorded in the first quarter. In the second quarter and six months of fiscal year 2005, the Company recorded restructuring and other charges, net, of $5,438 and $10,961, respectively, primarily related to the Company’s cost reduction programs and divisional realignment. In addition, the charges include an increase of $502 in the second quarter to a previously established environmental reserve and the write-down in the first quarter of the Company’s investment in VITEX that was deemed other-than-temporarily impaired.

          The details of the charges for the quarter and six months ended January 31, 2006 and January 31, 2005 can be found in the Restructuring and Other Charges note accompanying the condensed consolidated financial statements.

Back to Contents

          The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2006 and 2005:

	Severance	Lease Termination Liabilities & Other	Total

2006
Original Charge	$4,374	$2,364	$6,738
Utilized	(1,472)	(2,160)	(3,632)
Other changes (a)	16	—	16

Balance at Jan. 31, 2006	$2,918	$204	$3,122

2005
Original Charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	$9,006	$193	$9,199
Utilized	(2,201)	(20)	(2,221)
Reversal of excess reserves (b)	(991)	(20)	(1,011)
Other changes (a)	(2)	1	(1)

Balance at Jan. 31, 2006	$5,812	$154	$5,966

Amounts reflected as severance liabilities for fiscal year 2006 exclude $227 related to non-cash stock compensation.

a)	Other changes reflect translation impact.

b)	Reflects the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal year 2005.

          Net interest expense in the quarter decreased to $5,642 from $6,146 in the second quarter of fiscal year 2005.  For the six months, net interest expense decreased to $11,381 from $11,853. The decrease in net interest expense in the quarter and six months primarily reflects the impact of lower debt levels. The Company expects net interest expense for the full fiscal year 2006 to decrease approximately $2,000-$3,000 compared with fiscal year 2005.

          The underlying tax rate (i.e., the tax rate on earnings before income taxes, excluding restructuring and other charges) was 24% in the quarter and six months, unchanged from the second quarter and six months of fiscal year 2005.  However, due to the interim period income tax provisions of SFAS No. 123(R), the Company’s tax rate may vary quarter to quarter based on the deductibility of the stock compensation expense recorded in the interim period. The impact of stock compensation and the adoption of SFAS No. 123(R) impacted the Company’s tax rate by 0.44% and 0.50% in the second quarter and six months, respectively.  However, based upon estimates of the timing of the subject deductibility throughout the year, the Company estimates that it will have no impact on its full year tax rate and continues to expect that its underlying tax rate will remain at 24% for the full fiscal year 2006.

          Net earnings in the quarter were $32,436, or 26 cents per share, compared with net earnings of $32,045, or 26 cents per share in the second quarter of fiscal year 2005. For the six months, net earnings were $57,546, or 46 cents per share, compared with net earnings of $53,744, or 43 cents per share.   In summary, net earnings for the quarter and six months reflect organic sales growth, an improvement in selling, general and administrative expenses, as a percentage of sales, and a decrease in net interest expense partly offset by the impact of lower gross margins. In addition, net earnings reflect restructuring and other charges, net of $3,736 in the quarter ($3,686 for the six months) compared to $5,438 in the quarter ($10,961 for the six months) in fiscal year 2005. The impact of stock compensation and the adoption of SFAS No. 123(R), negatively impacted earnings per share by 2 cents in the quarter and 4 cents in the six months. The Company estimates that foreign currency translation reduced earnings per share by approximately 1 cent in both the quarter and six months.

          On December 16, 2005, the Company and Satair signed an agreement whereby Satair acquired the exclusive rights to the Western Hemisphere commercial aerospace aftermarket distribution channel for the Company’s products for a ten-year period.  The transaction was valued at $22,000, of which $19,000 was paid to the Company in cash on the closing date, and $3,000 in a five-year non-interest bearing note receivable, payable in equal installments.  In addition, the agreement required Satair to purchase certain finished goods inventory from the

Back to Contents

 Company valued at $5,683.  The $22,000 in cash and notes receivable received for the distribution rights were recorded as deferred revenue and will be amortized as an increase to sales over the life of the distribution agreement.  It is expected that the impact of the transaction will be accretive to earnings in fiscal year 2006 as well as future years.

          The Company expects earnings per share for the full fiscal year 2006 to be in the range of $1.29 - $1.44 per share including restructuring and other charges, net for the six months ended January 31, 2006. This range includes the impact of stock compensation and the adoption of SFAS No. 123(R), which the Company estimates will cost approximately 8 cents in earnings per share. In light of its ongoing cost reduction initiatives, the Company may incur severance and other restructuring costs over the second half of fiscal year 2006; however, because these costs are not estimable at this time, this range does not contemplate such charges.

Review of Market Segments and Geographies

Market Segments:

          The table below presents sales for the quarter and six months ended January 31, 2006 and January 31, 2005 by market segment, including the effect of exchange rates for comparative purposes.

Three Months Ended	Jan. 31, 2006	Jan. 31, 2005	% Change	Exchange Rate Difference	% Change in Local Currency

Medical	$107,310	$110,358	(3)	$(4,546)	1½
BioPharmaceuticals	80,557	77,618	4	(5,082)	10½

Total Life Sciences	187,867	187,976	—	(9,628)	5

General Industrial	183,080	183,457	—	(10,396)	5½
Aerospace	45,359	41,944	8	(1,632)	12
Microelectronics	62,130	56,096	11	(3,559)	17

Total Industrial	290,569	281,497	3	(15,587)	9

Total	$478,436	$469,473	2	$(25,215)	7½

Six Months Ended	Jan. 31, 2006	Jan. 31, 2005	% Change	Exchange Rate Difference	% Change in Local Currency

Medical	$202,457	$205,823	(1½)	$(4,952)	1
BioPharmaceuticals	154,357	148,407	4	(5,695)	8

Total Life Sciences	356,814	354,230	½	(10,647)	3½

General Industrial	348,475	341,678	2	(10,904)	5
Aerospace	88,771	80,781	10	(1,841)	12
Microelectronics	115,538	107,516	7½	(3,668)	11

Total Industrial	552,784	529,975	4½	(16,413)	7½

Total	$909,598	$884,205	3	$(27,060)	6

          Life Sciences sales increased 5% and 3½% in the quarter and six months, respectively, compared to the same periods in fiscal year 2005. Life Sciences represented approximately 39% of total sales in the quarter and six months on par with the same periods of fiscal year 2005.

          Within Life Sciences, Medical segment sales were up 1½% in the quarter and 1% in the six months, as growth in the BioSciences portion of the business was offset by shortfalls in the Blood Filtration sector. By geography, Medical sales in Europe were up a modest 3½% in the quarter while in Asia, the smallest of the Company’s Medical markets, sales were up 16%. Sales in the Western Hemisphere, the largest of the Company’s Medical markets, were down 3%. A similar trend was evident by geography for the six months.

          Within Medical, sales in the BioSciences submarket increased 4% and 6% in the quarter and six months, respectively, driven by double-digit growth in the Laboratory portion of the business. The growth in Laboratory sales was driven by increased sales of core products, the continued success of the Company’s disposable sample preparation products and the success of the Company’s VWR partnership. Sales in the OEM portion of the business were down 3½% in the quarter due to timing of orders and up 1½% for the six months. By geography, BioSciences sales growth in the quarter was fueled by Europe (+11%) and Asia (+7%), while sales in the Western Hemisphere were up slightly. For the six months, the BioSciences sales growth was driven by double-digit growth in both Europe and Asia, while sales in the Western Hemisphere were up slightly.

Back to Contents

          Sales in the Blood Filtration submarket were down 1% and 2% in the quarter and six months, respectively, reflecting shortfalls in the Western Hemisphere. Sales in the Western Hemisphere (which accounts for approximately 65% of the Company’s global Blood Filtration business) were down 6% in the quarter and 5½% in the six months. The shortfall in the Western Hemisphere reflects reduced pricing related to new long-term contracts in place. Blood Filtration sales in Europe increased 2% in the quarter, however, were down 1½% for the six months. In Asia (the smallest of the Company’s Blood Filtration markets), sales were up 26% in the quarter (+21% for the six months). Sales in the Hospital submarket increased 3½% reflecting growth in the Western Hemisphere and Asia. Sales in Europe (the largest of the Company’s Hospital markets) were down slightly. For the six months, sales in the Hospital submarket were down slightly. The Company’s Acrodose Pooled Platelet System recently received clearance in the U.S. from the Food and Drug Administration (“FDA”), which should have a positive impact on blood center sales in fiscal year 2007. The Company’s Leukotrap Affinity prion product continues to demonstrate excellent results under  customer validation studies in the United Kingdom and Ireland. The Company’s Aquasafe water filtration systems are starting to make inroads into the hospital market in the Western Hemisphere and Europe’s Aquasafe position continues to be strong. Overall, the Company expects sales in the Medical segment to be up modestly for the full fiscal year 2006.

          BioPharmaceuticals segment sales increased 10½% in the quarter and 8% for the six months, driven by strong growth in consumables in all geographies. System sales were down 59½% and 53½% in the quarter and six months, respectively, reflecting the typical lumpiness of such sales. By geography, the growth in BioPharmaceuticals was driven by the Western Hemisphere where sales increased 19½% in the quarter and 10% in the six months. In Europe, sales grew 8% in the quarter (+8½% for the six months), while in Asia, sales increased in the low single-digit range in both periods. The growth in consumables in the quarter and six months was across most market sectors, especially Biotechnology, Vaccine and Plasma products. New generation sterile filter cartridges, capsules and single use processing systems all made significant contributions to growth. The Company expects that these trends will continue throughout the remainder of fiscal year 2006. The Company’s chromatography business continues to grow aided by the acquisition of Euroflow and the Company is seeing signs that this has also had a positive impact on its BioSepra sorbent business. Overall, orders were strong in the quarter and six months, increasing 23% and 14½%, respectively. Systems comprised the majority of these orders, however, they also include large contracts for BioSepra sorbents and new filter formats based on the Company’s Ultipleat technology. The Company expects sales in the BioPharmaceuticals segment to increase in the double-digit range for the full fiscal year 2006.

          Industrial sales grew 9% in the quarter and 7½% for the six months, with all segments contributing to this growth.  The Company’s Industrial business accounted for approximately 61% of total sales in the quarter and six months on par with the same periods of fiscal year 2005.

          General Industrial segment sales, which account for about 63% of the Company’s Industrial business, were up 5½% in the quarter and 5% in the six months compared with the same periods of fiscal year 2005. The increase in sales in the General Industrial segment reflects growth in all of the submarkets with the exception of Municipal Water.

          Within General Industrial, sales in the Fuels & Chemicals submarket grew 18½% and 12½% in the quarter and six months, respectively, driven by strong sales of consumables. The consumables business has been very strong over the past eighteen months stemming in part from the start up and operation of many systems installations. System sales, which are often lumpy quarter-to-quarter, increased 17% in the quarter, however, decreased 15½% in the six months. The refining, petrochemical, chemical and plastics markets remain healthy despite increased energy prices. Additionally, the general health of the oil and gas sector is driving growth in this market. By geography, sales in Europe were very strong increasing 39% in the quarter and 19½% for the six months.  Sales in the Western Hemisphere grew 19½% in the quarter (+10½% for the six months). In Asia, sales were down slightly in the quarter, however for the six months, sales were up 6%. Overall, orders growth was strong in the quarter (+39½%) and six months (+35%). Sales in the Power Generation submarket increased 1% in the quarter and 3% in the six months as growth in Asia and the Western Hemisphere were largely offset by shortfalls in Europe. Sales in the Machinery & Equipment submarket were up slightly (+1%) in the quarter as growth in Europe (+7½%) and Asia (+6½%) was offset by a shortfall in the Western Hemisphere (-16%). The shortfall in the Western Hemisphere reflects continued pressure in the pulp and paper markets. In the six months, sales in the Machinery & Equipment submarket increased 4½% as growth in Europe (+6½%) and Asia (+17½%) was partly offset by a shortfall in the Western Hemisphere (-9%). Paper production will continue to face challenges as demand for printed material slows, however, overall growth in primary metals, automobile production and mining (all industries experiencing average to above average organic growth) remains healthy. The Company is refocusing on higher growth markets and expanding its efforts in underdeveloped regions including Latin America, Eastern Europe and China. Food and Beverage sales increased 6% in the quarter driven by strong growth in the Western Hemisphere, where sales increased 88½%. Shortfalls in Europe (the Company’s largest Food & Beverage market) and Asia of 4½% and 3½%, respectively, partly offset the above. For the six months, Food & Beverage sales increased 4% driven by growth in the Western Hemisphere (+62%) and Asia (+6½%). Sales in Europe were down 5½%. The sales growth in the Western Hemisphere reflects the effect of increasing consumables business as well as increased systems business. In Asia, sales were down in the quarter partly due to the timing of systems sales. Sales growth in Asia in the six months was driven by system solutions for the brewery market as well as increased consumables business.  In Europe, sales were negatively impacted by lower OEM sales and a weakness in the wine markets, which the Company does not expect to improve this fiscal year. The Company continues to leverage the expertise of its European Food & Beverage team into growing regions in Latin America, the Middle East, Eastern Europe and Asia, and this strategy has begun to accelerate growth in these emerging regions. Municipal Water sales were down 16% in the quarter and 9½% in the six months reflecting the lumpy nature of this business, which is primarily comprised of system sales. All geographies reported shortfalls in the quarter. In the six months, modest growth in Europe was offset by shortfalls in the Western Hemisphere and Asia. Overall, orders growth remains strong, with orders increasing 24% in the quarter and 37½% in the six months. The increase in orders was fueled by the Western Hemisphere. The Company is working on initiatives to spur growth in Europe and is expecting sales in this region to improve by the end of fiscal year 2006. Additionally, the Company’s product offering in the Landfill Leachate sector will provide an additional growth engine for Europe and Asia. Overall, the Company expects sales in the General Industrial segment, to increase in the high single-digit range for the full fiscal year 2006.

Back to Contents

          Aerospace sales increased 12% in both the quarter and six months. Growth was fueled by core repeat business, such as aftermarket support and OEM production levels; and project business, such as aircraft retrofits and upgrades. In the Western Hemisphere, Aerospace sales increased 6% in the quarter (+8% for the six months), while in Europe sales grew 17% (+18% for the six months).  In Asia, the smallest of the Company’s Aerospace markets, sales were up 71% and 30% in the quarter and six months, respectively. Within Aerospace, Commercial sales increased 3% in the quarter and 6½% in the six months. By geography, strong growth in the Western Hemisphere (+28% in the quarter and 21% in the six months) driven by incremental sales attributable to the transaction with Satair was partly offset by shortfalls in Europe (-22½% in the quarter and –10½% in the six months).  Military sales increased 22% and 19½% in the quarter and six months, respectively. The growth in Military sales was driven by strong growth in Europe (+68% in the quarter and +64½% in the six months) partly offset by shortfalls in the Western Hemisphere  (-17% and -6½% in the quarter and six months, respectively). Overall, the Company expects sales in the Aerospace segment, to increase in the high single-digit range for the full fiscal year 2006.

          Microelectronics sales were up 17% in the quarter and 11% in the six months. In the quarter, all geographies had double-digit growth. For the six months, the increase in Microelectronics sales was driven by strong growth in Asia (+15½%) supported by growth in the Western Hemisphere (+3%) and Europe (+4%). A boom in new “fab” construction has favorably impacted sales growth in the quarter and six months. Additionally, the display and storage side of the business is very robust. The strong sales of MP-3 players, flat panel televisions, and other consumer electronics are bell weathers for the Microelectronics industry. The Company’s growth in the thin film rigid disc (storage) market is directly attributable to consumer adoption of memory intensive devices. The Semiconductor Industry Association is forecasting continued growth in equipment sales through at least 2007, and consequently, the Company believes that its OEM segment of the business will benefit. The Company expects continued strong sales in the Microelectronics segment in the second half of fiscal year 2006.

          The consolidated operating profit as a percentage of sales was 14.2% as compared to 15% in the second quarter of fiscal year 2005. Operating profit dollars decreased by $2,611, or 3½%, to $67,901. The reduction in operating profit reflects the integration of the research and development function into the lines of business, previously managed as a Corporate function, pricing reductions in the blood filtration business, transition costs related to the Company’s facility rationalization initiative, ongoing investments in Asia and the impact of stock compensation and the adoption of SFAS No. 123(R). The integration of the research and development function primarily impacted the Life Sciences business (principally Medical and in the Western Hemisphere). The effect of these factors was partly offset by savings generated by the Company’s cost reduction programs and the impact of higher sales growth, particularly in Microelectronics and Aerospace. For the six months, the consolidated operating profit as a percentage of sales was 13.4% as compared to 14.5% for the six months of fiscal year 2005. Operating profit dollars decreased by $6,549, or 5%, to $121,494. The reduction in operating profit reflects the factors discussed above. In addition, operating profit was negatively impacted by several low margin Industrial system sales in Europe in the first quarter as well as the impact of facility and equipment refurbishments in the European Life Sciences’ plants.  The operating profit details for the quarter and six months ended January 31, 2006 and January 31, 2005 can be found in the Segment Information and Geographies note accompanying the condensed consolidated financial statements.

Back to Contents

          Geographies:

          The table below presents sales for the quarter and six months ended January 31, 2006 and January 31, 2005 to unaffiliated customers by geography, including the effect of exchange rates for comparative purposes.

Three Months Ended	Jan. 31, 2006	Jan. 31, 2005	% Change	Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$177,833	$167,334	6½	$331	6
Europe	188,197	191,851	(2)	(18,854)	8
Asia	112,406	110,288	2	(6,692)	8

Total	$478,436	$469,473	2	$(25,215)	7½

Six Months Ended	Jan. 31, 2006	Jan. 31, 2005	% Change	Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$332,468	$319,612	4	$842	4
Europe	359,885	361,609	(½)	(21,727)	5½
Asia	217,245	202,984	7	(6,175)	10

Total	$909,598	$884,205	3	$(27,060)	6

          Sales in the Western Hemisphere for the quarter increased 6½% on a reported basis and 6% on a local currency basis compared with the second quarter of fiscal year 2005. For the six months, sales increased 4% on both a reported and local currency basis. The increase in sales in the quarter and six months reflects growth in all of the segments with the exception of Medical. Exchange rates increased sales by $331 and $842 in the quarter and six months, respectively, primarily related to the strengthening of the Canadian dollar. Operating profit was 11.2% of total sales (including intercompany sales to other geographies) compared to 16% in the second quarter of fiscal year 2005 as reduced pricing in the blood filtration business, the impact of stock compensation and the adoption of SFAS No. 123(R) and the transfer of the research and development function from Corporate was partly offset by savings generated from the Company’s cost reduction programs. Operating profit dollars decreased $8,246, or 23½%. For the six months, operating profit declined to 12.2% and operating profit dollars decreased $6,888, or 11%, reflecting the factors discussed above.

          In Europe, local currency sales in the quarter increased 8% reflecting growth in all segments, with particularly strong growth seen in Aerospace and Microelectronics. The weakening of European currencies reduced sales by $18,854 resulting in a reported sales decline of 2%. For the six months, local currency sales increased 5½% reflecting growth in all segments, with particularly strong growth seen in Aerospace. The weakening of European currencies reduced sales by $21,727 resulting in a slight decline in sales on a reported basis. Operating profit was 8.6% of total sales (including intercompany sales to other geographies) as compared to 9.2% in the second quarter of fiscal year 2005, while operating profit dollars declined $1,434, or 7% to $19,063. The decline in operating profit was partly attributable to the impact of stock compensation and the adoption of SFAS No. 123(R) as well as transition costs related to the Company’s facility rationalization initiative. For the six months, operating profit was 7.6% as compared to 9.9%, while operating profit dollars declined $9,519, or 23%. The decline in operating profit reflects the factors discussed above as well as the impact of several low margin Industrial system sales and facility and equipment refurbishments in certain Life Sciences’ plants.

          Sales in Asia increased 8% in local currency in the quarter driven by growth in all segments with the exception of General Industrial. The weakening of the Yen partly offset by the strengthening of certain Asian currencies, reduced sales by $6,692, resulting in reported sales growth of 2%. For the six months, sales increased 10% in local currency reflecting growth in all segments. The weakening of the Yen partly offset by the strengthening of certain Asian currencies, reduced sales by $6,175, resulting in reported sales growth of 7%. Operating profit improved to 16% of total sales (including intercompany sales to other geographies) from 14.7% in the second quarter of fiscal year 2005. Operating profit dollars increased by $1,824, or 11% to $18,277, reflecting the growth in sales partly offset by increased costs related to the Company’s ongoing investments in sales and manufacturing in this region and the impact of stock compensation and the adoption of SFAS No. 123(R). For the six months, operating profit improved to 15.1% from 14.5%. Operating profit dollars increased by $3,603, or 12%, reflecting the factors discussed above.

Back to Contents

          General corporate expenses decreased $1,830, or 10½% to $15,422. For the six months, general corporate expenses decreased $4,504, or 13% to $29,800. The decline in expenses in the quarter and six months reflects the impact of the Company’s cost reduction programs, the transfer of the research and development function into the lines of business partly offset by the impact of stock compensation and the adoption of SFAS No. 123(R) as well as increased amortization expense.

Liquidity and Capital Resources

          Net cash provided by operating activities for the first six months of fiscal year 2006 was $125,020, an increase of $59,246 as compared with the first six months of fiscal year 2005. The increase in cash flow reflects the improvement in DSO (see discussion below), the impact of the transaction with Satair as well as changes in working capital items, particularly reduced payments for income taxes.

          Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $72,999 for the first six months of fiscal year 2006, as compared with $25,791 for the first six months of fiscal year 2005.  The increase in free cash flow reflects the factors discussed above, partly offset by a higher level of capital expenditures. The Company believes this measure is important because it is a key element of its planning. The Company utilizes free cash flow, which is a non-GAAP measure, as one way to measure its current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	Six Months Ended Jan. 31, 2006	Six Months Ended Jan. 31, 2005

Net cash provided by operating activities	$125,020	$65,774
Less capital expenditures	52,021	39,983

Free cash flow	$72,999	$25,791

          The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at January 31, 2006 to those at July 31, 2005, the British Pound and the Euro have strengthened against the U.S. dollar, while the Japanese Yen has weakened against the U.S. dollar.

          Working capital was approximately $777,000, a ratio of 2.8 at January 31, 2006 as compared with $703,300, a ratio of 2.5 at July 31, 2005. Accounts receivable days sales outstanding improved to 80 days in the quarter, as compared to 85 days in the second quarter of fiscal year 2005. Inventory turns, for the four quarters ended January 31, 2006, were 2.6 as compared to 2.9 for the four quarters ended July 31, 2005. The effect of foreign exchange increased net inventory, net accounts receivable and other current assets by $765, $1,476 and $192, respectively, as compared with year-end fiscal year 2005. Additionally, foreign exchange increased accounts payable and other current liabilities by $964 and income taxes payable by $31. Overall, net debt (debt net of cash and cash equivalents), as a percentage of total capitalization (net debt plus equity), was 21.1% as compared to 24.5% at July 31, 2005. Net debt decreased by approximately $52,300 compared with year-end fiscal year 2005, primarily due to the significant increase in cash. Total gross debt increased approximately $10,800 as compared with year-end fiscal year 2005. The impact of foreign exchange rates increased gross debt by about $200.  As such, the actual increase in the Company’s gross debt was approximately $10,600 in the six months of fiscal year 2006. The Company was in compliance with all covenants of its various debt agreements as of January 31, 2006.

          Proceeds from stock plans were $14,553 in the first six months of fiscal year 2006. Capital expenditures were $52,021 for the first six months of fiscal year 2006 ($30,385 expended in the current quarter). Depreciation was $42,775 in the first six months of fiscal year 2006 ($20,957 in the current quarter), while amortization expense was $4,523 ($2,670 in the current quarter). Full year fiscal year 2006 capital expenditures are expected to be slightly above the fiscal year 2005 level, while depreciation and amortization expense are expected to total approximately $93,000.

          On October 17, 2003, the Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. Furthermore, on October 14, 2004, the Board of Directors authorized an additional expenditure of another $200,000 to repurchase shares. During fiscal years 2004 and 2005, the Company repurchased stock of $75,000 and $64,246, respectively. In the first six months of fiscal year 2006, the Company repurchased stock of $5,750. This leaves $255,004 remaining at January 31, 2006 of the $400,000 the Board of Directors authorized for share repurchases. In the first six months of fiscal year 2006, the Company paid dividends of  $24,885.  The Company increased its dividend by 10%, from 10 to 11 cents per share, effective with the dividend that was declared on January 19, 2006. The Company expects to pay dividends of about $53,000 for the full fiscal year 2006.

Back to Contents

          In August 2005, the Company sold its investment in VITEX and recorded a gain on the sale of $1,806, net of fees and commissions. In addition, in January 2006, the Company sold its stock rights in Satair and recorded a gain of $394. For more detail regarding these transactions, refer to the Restructuring and Other Charges note accompanying the condensed consolidated financial statements.

          The Company considers its existing lines of credit, along with the cash generated from operations, to be sufficient for both short-term and long-term growth.

Adoption of New Accounting Pronouncement

          Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized for the three and six months ended January 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

          The following table illustrates the impact of adopting SFAS No. 123(R) on August 1, 2005 on the Company’s earnings before income taxes, net earnings and earnings per share (which excludes the effect of certain changes to the Company’s stock plans under the 2005 plan such as the restricted stock units granted in contemplation of the change in accounting):

	Three Months Ended Jan. 31, 2006	Six Months Ended Jan. 31, 2006

Impact on earnings before income taxes	$2,116	$3,994
Impact on net earnings	1,881	3,541
Impact on basic earnings per share	$0.02	$0.03
Impact on diluted earnings per share	$0.01	$0.03

          SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows.  For the six months ended January 31, 2006, this treatment resulted in cash flows from financing activities of $308, which reduced cash flows from operating activities by the same amount.  The tax benefit recognized related to the total compensation cost for share-based payment arrangements totaled $533 and $1,020 for the three and six months ended January 31, 2006, respectively, and totaled $43 and $86 for the three and six months ended January 31, 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $3,293 and $4,905 for the three and six months ended January 31, 2006, respectively.

Recently Issued Accounting Pronouncements

          On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP FAS 109-2”).  FSP FAS 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) exception regarding non-recognition of deferred tax liabilities and requires explanatory disclosures from those who need the additional time.  As of January 31, 2006, the Company has not provided deferred taxes on the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations.  The extent to which the Company will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional or Treasury Department guidance, before a determination can be made.  The range of reasonably possible amounts, based upon the law, that are being considered for repatriation due to the aforementioned provision is between zero and $500,000.  The related potential range of income tax is between zero and $26,250.

          In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP FAS
109-1”).  FSP FAS 109-1 clarifies that the qualified production activities deduction should be treated as a special deduction as

Back to Contents

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

          In February 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is in the process of assessing the effect of SFAS No. 155 on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          During the period from the Company’s fiscal 2005 year end (July 31, 2005) to the end of the Company’s second fiscal quarter (January 31, 2006), there was no material change in the market risk information previously reported in Item 7A of the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES.

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

          There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal second quarter ended January 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Back to Contents

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
(In thousands)

          In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by Pall Corporation (the “Company” or “Pall”) in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order (“the REO”) requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. Gelman’s plan has been approved by both the Court and the State.  Although Gelman has met monthly milestones established under the plan and although contaminant concentrations have been significantly reduced, groundwater concentrations remain above acceptable levels in much of the affected area.  The Court, however, concluded that Gelman was in compliance with the terms the REO in a subsequent order issued in December 2004 (see below) and has expressed its satisfaction with Gelman’s progress during hearings both before and after the five year period expired.  Neither the State nor the Court has sought or suggested that Gelman should be penalized based on the continued presence of groundwater contamination at the site.

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

          By Order dated July 19, 2005, the Court granted Gelman’s motion for partial summary disposition, in part, dismissing two of the City’s three common law claims.  In December 2005, Gelman filed two motions for partial summary disposition seeking dismissal of the City’s claims for injunctive relief and the majority of its monetary claims.  The City filed a motion for summary disposition with regard to Gelman’s liability under state statute.  Rather than hear the motions, the Court ordered the parties into settlement facilitation that is to be concluded by June 1, 2006.  To accommodate the facilitation, the trial in this matter has been rescheduled to August 21, 2006.

          On June 25, 2004, the Company was sued in the United States District Court for the Eastern District of Michigan by a private plaintiff in connection with the groundwater contamination.  The complaint seeks both money damages and injunctive relief requiring remediation of the contamination.  The plaintiff also seeks to represent a larger class of property owners and residents who plaintiff claims are affected by the groundwater contamination. On August 25, 2004, the Company filed a motion for summary judgment seeking to dismiss the plaintiff’s claims.  In response, plaintiff’s counsel sought and was granted permission to amend the complaint.  An amended complaint was filed on November 17, 2004, which added seven plaintiffs.  The Company renewed its motion for summary judgment on December 27, 2004, asserting various grounds for dismissing the complaint as to each plaintiff.  As ordered by the Court, the Company withdrew its motion to allow plaintiffs an opportunity to further amend its complaint and conduct limited discovery.  Plaintiffs filed a second amended complaint on March 9, 2005, adding two claims under the federal Resource Conservation and Recovery Act (“RCRA”).  Discovery on specific issues related to the seven plaintiffs has been completed, and on October 17, 2005, the Company renewed for a third time its motion for summary judgment , asserting that none of the plaintiffs have established claims under any of the counts alleged, including RCRA. By order dated January 30, 2006, the Court granted the Company’s motion and dismissed the entire case.  To date, the plaintiffs have not sought to appeal this order.

Back to Contents

          On August 10, 2005, the City filed a lawsuit against Gelman under the Federal Superfund Statute (“CERCLA”) for recovery of the City’s alleged response costs, including well replacement costs.  The City is seeking in this matter essentially the same relief it is seeking in the above-described state court action.  Gelman filed its responsive pleadings on September 15, 2005 and will vigorously defend the lawsuit. In October, 2005, Gelman filed a Motion for Stay, seeking to stay these federal proceedings pending resolution of the parallel state court action.  The parties have agreed to include this matter in the settlement facilitation ordered by the state court and to stay this matter until June 1, 2006 if the Court denies Gelman’s stay motion.

          A local resident and the City of Ann Arbor filed petitions for a contested case on November 26, 2005 and November 30, 2005, respectively.  The petitions challenge various aspects of the discharge permit issued to Gelman by the State on September 30, 2005.  The petitions commence an administrative adjudicative hearing, which can result in changes to the discharge permit.  The Company does not believe there is substantive merit to the claims made in either petition.  The Administrative Law Judge has consolidated both petitions into one proceeding.  The Administrative Law Judge has also stayed this proceeding until June 1, 2006 to allow the City and Gelman to attempt to resolve this matter through the facilitative process described above.  No damages are being sought in this proceeding.

          The Company’s condensed consolidated balance sheet at January 31, 2006 contains a reserve for environmental liabilities of approximately $21,778, which relates primarily to the aforementioned items. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.

          Reference is also made to the Contingencies and Commitments note in the notes accompanying the condensed consolidated financial statements in this report.

Back to Contents

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Shareholders of the Company was held on November 16, 2005.

(b)
Not required. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s director nominees as listed in the proxy statement and all of management’s nominees were elected.

(c)	The matters voted upon and the results of the voting were as follows:

Proposal I – Election of Directors

Holders of 110,351,751 shares of common stock voted either in person or by proxy for the election of three directors. The number of votes cast for each nominee were as indicated below:

Director	Total vote for each director	Total vote withheld each director

Marcus Wilson	107,280,454	3,071,297
Ulrich Haynes, Jr.	107,071,000	3,280,751
Edwin W. Martin, Jr.	107,181,867	3,169,884

Proposal II – Approval of an amendment to the Employee Stock Purchase Plan

The amendment to the Employee Stock Purchase Plan was approved as follows:

Shares for	Against	Abstain	No Vote

96,293,508	1,575,205	744,324	11,738,714
(d)	Not applicable.

ITEM 6. EXHIBITS.

          See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

March 13, 2006	/s/ LISA MCDERMOTT

Lisa McDermott
Chief Financial Officer

Back to Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3(i)*
Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	Bylaws of the Registrant, as amended on October 13, 2005, filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on October 18, 2005.

10.1†‡	Pall Corporation 2005 Stock Compensation Plan as amended effective January 19, 2006

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated herein by reference.
†	Exhibit filed herewith.
‡	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.