Form 10-Q
period 2006-04-30
PALL CORP
filed 2006-06-09
CIK 75829

Click here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2006

or

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

The number of shares of the registrant’s common stock outstanding as of June 5, 2006 was 124,833,255.

Back to Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	Apr. 30, 2006	July 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$207,359	$164,928
Accounts receivable	464,731	493,650
Inventories	438,848	365,929
Prepaid expenses	30,120	21,858
Other current assets	117,316	114,027

Total current assets	1,258,374	1,160,392
Property, plant and equipment	619,898	608,758
Goodwill	246,559	252,904
Intangible assets	52,683	50,004
Other non-current assets	209,815	193,243

Total assets	$2,387,329	$2,265,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$387,466	$372,553
Income taxes	59,045	58,928
Current portion of long-term debt	1,463	1,359
Notes payable	27,636	24,299

Total current liabilities	475,610	457,139
Long-term debt, net of current portion	488,807	510,161
Deferred taxes and other non-current liabilities	182,611	158,024

Total liabilities	1,147,028	1,125,324

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	132,759	121,934
Retained earnings	1,102,089	1,066,848
Treasury stock, at cost	(64,292)	(90,878)
Stock option loans	(1,502)	(1,808)
Accumulated other comprehensive income:
Foreign currency translation	106,011	80,412
Minimum pension liability	(49,353)	(49,353)
Unrealized investment gains	2,132	33
Unrealized loss on derivatives	(339)	(7)

	58,451	31,085

Total stockholders’ equity	1,240,301	1,139,977

Total liabilities and stockholders’ equity	$2,387,329	$2,265,301

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended

	Apr. 30, 2006	Apr. 30, 2005	Apr. 30, 2006	Apr. 30, 2005

Net sales	$509,981	$493,543	$1,419,579	$1,377,748
Cost of sales	271,388	248,554	753,491	707,955

Gross profit	238,593	244,989	666,088	669,793
Selling, general and administrative expenses	157,407	161,461	466,250	464,906
Research and development	14,511	15,498	41,975	43,118
Restructuring and other charges, net	7,313	4,292	10,999	15,253
Interest expense, net	5,091	7,084	16,472	18,937

Earnings before income taxes	54,271	56,654	130,392	127,579
Income taxes	29,082	12,976	47,657	30,157

Net earnings	$25,189	$43,678	$82,735	$97,422

Earnings per share:
Basic	$0.20	$0.35	$0.66	$0.78
Diluted	$0.20	$0.35	$0.66	$0.78
Dividends declared per share	$0.11	$0.10	$0.32	$0.29
Average shares outstanding:
Basic	125,614	124,869	125,243	124,535
Diluted	126,581	125,924	126,121	125,481

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended

	Apr. 30, 2006	Apr. 30, 2005

Operating activities:
Net earnings	$82,735	$97,422
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	10,999	15,253
Depreciation and amortization of long-lived assets	70,747	67,673
Non-cash stock compensation	8,769	946
Excess tax benefits from stock based compensation arrangements	(723)	—
Other	1,060	2,580
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	(21,920)	(103,760)

Net cash provided by operating activities	151,667	80,114

Investing activities:
Acquisitions of businesses, net of disposals and cash acquired	(75)	(30,812)
Proceeds from sale of strategic investments	7,387	915
Capital expenditures	(72,784)	(59,361)
Proceeds from sale of fixed assets	6,564	3,655
Proceeds from sale of retirement benefit assets	26,769	16,290
Purchases of retirement benefit assets	(44,844)	(16,118)
Other	(2,140)	(2,678)

Net cash used by investing activities	(79,123)	(88,109)

Financing activities:
Notes payable	2,247	(767)
Long-term borrowings	139	130,575
Repayments of long-term debt	(21,331)	(105,057)
Net proceeds from stock plans	26,795	42,597
Excess tax benefits from stock based compensation arrangements	723	—
Purchase of treasury stock	(5,750)	(49,998)
Payment to terminate interest rate swaps	—	(10,044)
Dividends paid	(38,611)	(34,673)

Net cash used by financing activities	(35,788)	(27,367)

Cash flow for period	36,756	(35,362)
Cash and cash equivalents at beginning of year	164,928	207,277
Effect of exchange rate changes on cash	5,675	10,382

Cash and cash equivalents at end of period	$207,359	$182,297

Supplemental disclosures:
Interest paid	$25,790	$26,928
Income taxes paid (net of refunds)	45,294	57,518
Non-cash investing and financing activities:
Capital lease entered into for building	—	6,439
Note receivable (Note 4)	2,539	—

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial information included herein is unaudited. Such information reflects all adjustments of a normal recurring nature, which are, in the opinion of Company management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (“2005 Form 10-K”).

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 – STOCK-BASED PAYMENT

The Company currently has four stock-based employee compensation plans (collectively, the “Stock Plans”), which are described more fully below under the captions Stock Purchase Plans and Stock Option Plans. Prior to August 1, 2005, the Company accounted for stock-based compensation related to those Stock Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). As such, there was no stock-based employee compensation cost recognized in net earnings relating to any shares under the Employee Stock Purchase Plan (“ESPP”) or stock options granted under any of the existing or terminated stock option plans prior to August 1, 2005 as all stock options were granted with an exercise price equal to the fair market value on the date of grant. There was, however, stock-based employee compensation cost recognized in net earnings for periods prior to August 1, 2005 resulting from the issuance of restricted stock units under the 2005 Stock Compensation Plan (“2005 Plan”) and the Management Stock Purchase Plan (“MSPP”).

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the three and nine months ended April 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

The Company adopted the 2005 Plan (described in more detail below) in contemplation of the change in the accounting for share-based payments required by SFAS No. 123(R). Specifically, the 2005 Plan provides the Company with the ability to award stock units with various restrictions and vesting requirements. The detailed components of stock-based compensation expense recorded in the Statements of Earnings for the three and nine months ended April 30, 2006 and April 30, 2005 are illustrated in the table below.

	Three Months Ended		Nine Months Ended

	Apr. 30, 2006	Apr. 30, 2005	Apr. 30, 2006	Apr. 30, 2005

Stock options	$1,496	$—	$4,517	$—
Restricted stock units	650	390	1,703	390
ESPP	590	—	1,563	—
MSPP	316	199	986	556

Total	$3,052	$589	$8,769	$946

Stock-based compensation expense related to stock options and the ESPP for the three and nine months ended April 30, 2005 was not recorded in the Statements of Earnings, but had been disclosed in the pro forma disclosures as required by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS No. 148”).

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

(Unaudited)

The following table illustrates the impact of adopting SFAS No. 123(R) on August 1, 2005 on the Company’s earnings before income taxes, net earnings and earnings per share (which excludes the effect of certain changes to the Company’s stock plans under the 2005 Plan such as restricted stock units granted in contemplation of the change in accounting):

	Three Months Ended Apr. 30, 2006	Nine Months Ended Apr. 30, 2006

Impact on earnings before income taxes	$2,086	$6,080
Impact on net earnings	1,855	5,395
Impact on basic earnings per share	$0.01	$0.04
Impact on diluted earnings per share	$0.01	$0.04

SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. For the nine months ended April 30, 2006, this treatment resulted in cash flows from financing activities of $723. The tax benefit recognized related to the total compensation cost for stock-based payment arrangements totaled $556 and $1,576 for the three and nine months ended April 30, 2006, respectively, and totaled $141 and $227 for the three and nine months ended April 30, 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the stock-based payment arrangements totaled $1,669 and $3,462 for the three and nine months ended April 30, 2006, respectively.

The following table illustrates the effect on net earnings and earnings per share for the three and nine months ended April 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans prior to adoption of SFAS No. 123(R) on August 1, 2005. No pro forma disclosure has been made for periods subsequent to August 1, 2005 as all stock-based compensation has been recognized in net earnings. For purposes of this pro forma disclosure and compensation cost recorded in the Company’s condensed consolidated financial statements, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ service periods.

	Three Months Ended Apr. 30, 2005	Nine Months Ended Apr. 30, 2005

Net earnings, as reported	$43,678	$97,422
Pro forma stock compensation expense, net of tax benefit	2,934	8,668

Pro forma net earnings	$40,744	$88,754

Earnings per share:
Basic–as reported	$0.35	$0.78
Basic–pro forma	$0.33	$0.71
Diluted–as reported	$0.35	$0.78
Diluted–pro forma	$0.32	$0.71

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

(Unaudited)

The following weighted average assumptions were used in estimating the fair value of stock options granted during the three and nine months ended April 30, 2006 and April 30, 2005 (there were no stock options granted during the three months ended April 30, 2006):

	Three Months Ended		Nine Months Ended

	Apr. 30, 2006	Apr. 30, 2005	Apr. 30, 2006	Apr. 30, 2005

Average fair value of stock-based compensation awards granted	$—	$7.47	$7.43	$7.67
Valuation assumptions:
Expected dividend yield	—	1.8%	1.9%	1.8%
Expected volatility	—	31.0%	27.0%	31.1%
Expected life (years)	—	5.0	5.0	5.0
Risk-free interest rate	—	3.8%	4.3%	3.7%

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

The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over four years for matches made thereafter. Such restricted units aggregated 715 and 622 as of April 30, 2006 and April 30, 2005, respectively. No vested restricted units were distributed during the three months ended April 30, 2006 and April 30, 2005. During the nine months ended April 30, 2006 and April 30, 2005, approximately 58 and 65 vested restricted units, respectively, were distributed. There was no participants’ deferred compensation and cash payments for the three months ended April 30, 2006 and April 30, 2005. For the nine months ended April 30, 2006 and April 30, 2005, participants’ deferred compensation and cash payments amounted to $3,165 and $2,260, respectively. Dividends are paid on unvested restricted units (in the form of additional restricted units) and vest over the remaining service period of the restricted units for which the dividends were recorded. Dividends are paid on vested restricted units (in the form of additional restricted units) and are vested upon grant. As of April 30, 2006, there was $3,619 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 3.1 years. A total of 25 restricted stock units vested during the nine months ended April 30, 2006.

The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. A total of 265 and 207 shares were purchased under the ESPP during the semi-annual stock purchase periods ended April 30, 2006 and October 31, 2005, respectively.

Both plans provide for accelerated vesting if there is a change in control (as defined in the plans). All of the above shares were issued from treasury stock.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

(Unaudited)

Stock Option Plans

The Company has adopted several plans that provide for the granting of stock options to employees and non-employee directors at option prices equal to the market price of the common stock at the date of grant. On November 17, 2004, the Company’s shareholders approved the 2005 Plan, which had been developed in contemplation of adopting the provisions of SFAS No. 123(R). As a result of such approval, the Compensation Committee of the Board of Directors (a) amended the 2001 Stock Option Plan for non-employee directors to reduce the total number of shares remaining available for grants from 261 to 150, and (b) terminated all other stock plans, except that options then outstanding thereunder remained in effect in accordance with their terms. Up to 5,000 shares are issuable under the 2005 Plan. Both plans provide for accelerated vesting if there is a change in control (as defined in the plans). The 2005 Plan permits the Company to grant to its employees and non-employee directors other forms of equity compensation in addition to stock options (that is, restricted shares, restricted units, performance shares and performance units).

The fair value of the restricted unit awards are determined by reference to the closing price of the stock on the date of the award, and are charged to earnings over the service periods during which the awards are deemed to be earned; one year, in the case of the annual award units to non-employee directors, and four years, in the case of units awarded to employees. The annual award units granted to non-employee directors of the Company (and any related dividends paid in the form of additional units) are converted to shares once the director ceases to be a member of the Board. A total of 14 annual award units were granted during the nine months ended April 30, 2006, with a weighted-average fair market value of $27.89 per share. Restricted stock units granted to employees cliff-vest after the fourth anniversary of the date of grant. Dividends paid on unvested restricted stock units vest at the same time as the restricted units for which the dividends were recorded.

A summary of restricted stock unit activity, excluding annual award units, for the 2005 Stock Plan during the nine months ended April 30, 2006, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at August 1, 2005	261	$30.07
Granted	4	28.71
Exercised	—	—
Forfeited	(4)	30.83

Nonvested at October 31, 2005	261	30.04
Granted	55	28.66
Exercised	—	—
Forfeited	(3)	30.83

Nonvested at January 31, 2006	313	29.79
Granted	—	—
Exercised	—	—
Forfeited	(10)	29.12

Nonvested at April 30, 2006	303	$29.81

As of April 30, 2006, there was $7,313 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 3.3 years. None of the restricted stock units vested during the nine months ended April 30, 2006.

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

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

(Unaudited)

A summary of option activity for all stock option plans during the nine months ended April 30, 2006 is presented below:

Options	Shares	Weighted -Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at August 1, 2005	4,302	$20.27
Granted	16	28.41
Exercised	(120)	18.86
Forfeited or Expired	(26)	19.76

Outstanding at October 31, 2005	4,172	20.34
Granted	225	28.53
Exercised	(252)	18.40
Forfeited or Expired	(56)	20.77

Outstanding at January 31, 2006	4,089	20.91
Granted	—	—
Exercised	(350)	18.95
Forfeited or Expired	(33)	20.49

Outstanding at April 30, 2006	3,706	$21.10	5.9	$32,042

Vested or Expected to Vest at April 30, 2006	3,587	$21.05	5.9	$31,168

Exercisable at April 30, 2006	2,220	$20.17	5.6	$21,125

As of April 30, 2006, there was $6,362 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years. The total intrinsic value of options exercised during the three and nine months ended April 30, 2006 was $3,758 and $6,952, respectively. The total intrinsic value of options exercised during the three and nine months ended April 30, 2005 was $1,083 and $9,569, respectively.

The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises (see Note 7).

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

The acquisitions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141 requires that the total cost of the acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The April 30, 2006 condensed consolidated balance sheet reflects the final allocation of the purchase prices and non-deductible goodwill of $9,900 related to these acquisitions.

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

NOTE 4 – DISTRIBUTION AGREEMENT

On December 16, 2005, the Company and Satair A/S (“Satair”) signed an agreement whereby Satair acquired the exclusive rights to the Western Hemisphere commercial aerospace aftermarket distribution channel for the Company’s products for a ten-year period. The transaction was valued at $22,000, of which $19,000 was paid to the Company in cash on the closing date, and $3,000 in a five-year non-interest bearing note receivable, payable in equal installments. In addition, the agreement required Satair to purchase certain finished goods inventory from the Company valued at $5,683. The $22,000 in cash and note receivable received for the distribution rights were recorded as deferred revenue and are being amortized as an increase to sales over the life of the distribution agreement.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

(Unaudited)

NOTE 5 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	Apr. 30, 2006	July 31, 2005

Accounts receivable:
Billed	$439,395	$463,959
Unbilled	38,452	43,206

Total	477,847	507,165
Less: Allowances for doubtful accounts	(13,116)	(13,515)

	$464,731	$493,650

Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Apr. 30, 2006	July 31, 2005

Inventories:
Raw materials and components	$129,871	$113,202
Work-in-process	82,708	44,837
Finished goods	226,269	207,890

	$438,848	$365,929

Property, plant and equipment:
Property, plant and equipment	$1,345,720	$1,278,517

Less: Accumulated depreciation and amortization	(725,822)	(669,759)
	$619,898	$608,758

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following table presents goodwill, net of accumulated amortization, allocated by reportable segment in accordance with SFAS No. 142:

	Apr. 30, 2006	July 31, 2005

Medical	$29,117	$28,578
BioPharmaceuticals	38,406	45,538

Life Sciences	67,523	74,116

General Industrial	152,124	151,878
Aerospace	5,705	5,704
Microelectronics	21,207	21,206

Industrial	179,036	178,788

	$246,559	$252,904

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

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

(Unaudited)

Intangible assets, net, consist of the following:

	Apr. 30, 2006

	Gross	Accumulated Amortization	Net

Patents and unpatented technology	$96,634	$47,274	$49,360
Trademarks	4,617	2,147	2,470
Other	5,330	4,477	853

	$106,581	$53,898	$52,683

	July 31, 2005

	Gross	Accumulated Amortization	Net

Patents and unpatented technology	$88,098	$41,858	$46,240
Trademarks	4,545	1,849	2,696
Other	5,301	4,233	1,068

	$97,944	$47,940	$50,004

The increase in patents and unpatented technology is primarily due to the finalization of the valuation of intangible assets purchased in the Euroflow acquisition, as discussed in Note 3. The fair value of these intangibles had not been determined as of July 31, 2005. As such, their cost had been preliminarily allocated based upon their book values.

Amortization expense for intangible assets for the three and nine months ended April 30, 2006 was $1,935 and $6,337, respectively. Amortization expense for intangible assets for the three and nine months ended April 30, 2005 was $1,498 and $4,457, respectively. Amortization expense is estimated to be approximately $2,120 for the remainder of fiscal 2006, $8,148 in 2007, $7,201 in 2008, $6,765 in 2009, $6,725 in 2010 and $6,769 in 2011.

NOTE 7 – FINANCING ACTIVITIES

On October 17, 2003, the Board authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. On October 14, 2004, the Board authorized the additional expenditure of up to another $200,000 for the repurchase of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the nine months ended April 30, 2006, the Company purchased 187 shares in open-market transactions at an aggregate cost of $5,750 with an average price per share of $30.81. As of April 30, 2006, $255,004 remains available to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.

During the nine months ended April 30, 2006, 1,277 shares were issued under the Company’s stock-based compensation plans. At April 30, 2006, the Company held 2,527 treasury shares.

Subsequent to the quarter ended April 30, 2006, Medsep Corporation, a subsidiary of the Company, entered into a 90-day term loan with a financial institution in the principal amount of $200,000 bearing interest at a rate equal to LIBOR.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

The Company’s condensed consolidated balance sheet at April 30, 2006 includes liabilities for environmental matters of approximately $20,893, which relates primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

(Unaudited)

NOTE 9 - RESTRUCTURING AND OTHER CHARGES, NET

The following tables summarize the restructuring related items and other charges/(gains) recorded for the three and nine months ended April 30, 2006 and April 30, 2005:

	Three Months Ended Apr. 30, 2006			Nine Months Ended Apr. 30, 2006

	Restructuring (1)	Other Charges/ (Gains) (2)	Total	Restructuring (1)	Other Charges/ (Gains) (2)	Total

Severance	$6,580	$—	$6,580	$11,181	$—	$11,181
Other exit costs	164	—	164	2,528	—	2,528
Gain on sale of investments (a)	—	—	—	—	(2,200)	(2,200)
Loss on sale of assets	6	—	6	57	—	57
Environmental (b)	—	793	793	—	793	793
Other	—	60	60	—	(59)	(59)

	$6,750	$853	$7,603	$13,766	$(1,466)	$12,300
Reversal of excess reserves	(290)	—	(290)	(1,301)	—	(1,301)

	$6,460	$853	$7,313	$12,465	$(1,466)	$10,999

Cash	$6,454	$853	$7,307	$12,181	$(1,342)	$10,839
Non-cash	6	—	6	284	(124)	160

	$6,460	$853	$7,313	$12,465	$(1,466)	$10,999

	Three Months Ended Apr. 30, 2005			Nine Months Ended Apr. 30, 2005

	Restructuring (1)	Other Charges/ (Gains) (2)	Total	Restructuring (1)	Other Charges/ (Gains) (2)	Total

Severance	$2,794	$—	$2,794	$9,024	$—	$9,024
Other exit costs	620	—	620	2,690	—	2,690
Impairment of investments (a)	—	740	740	—	3,615	3,615
Loss (gain) on sale of assets	54	—	54	(322)	—	(322)
Environmental (b)	—	—	—	—	502	502
Other	—	216	216	—	101	101

	$3,468	$956	$4,424	$11,392	$4,218	$15,610
Reversal of excess reserves	(132)	—	(132)	(357)	—	(357)

	$3,336	$956	$4,292	$11,035	$4,218	$15,253

Cash	$3,282	$(171)	$3,111	$10,971	$426	$11,397
Non-cash	54	1,127	1,181	64	3,792	3,856

	$3,336	$956	$4,292	$11,035	$4,218	$15,253

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

(Unaudited)

(1)	Restructuring:
•

During the nine months ended April 30, 2005, the Company began to implement its plan to reorganize its business structure. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to the reorganization.

Furthermore, the Company completed the sale begun in the fourth quarter of fiscal year 2004 of certain manufacturing plants in Germany acquired as part of its acquisition of the Filtration and Separations Group (“FSG”), which resulted in the recognition of a gain of $387.

•

During the nine months ended April 30, 2006, the Company continued its realignment plan and cost reduction initiatives, including its facilities rationalization initiative and its initiative to optimize European operations (“EuroPall”). As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.

(2)	Other Charges/(Gains):
(a)

The Company recorded a charge of $2,875 in the three months ended October 31, 2004 for the other-than-temporary diminution in value of its investment in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”). In addition, the Company recorded a charge of $740 in the three months ended April 30, 2005 for the other-than-temporary diminution in value of an investment in equity securities held by its benefits protection trust.

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

In the three months ended April 30, 2006, the Company increased its previously established environmental reserves by $793 primarily related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

(Unaudited)

The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2006 and 2005:

	Severance	Lease Termination Liabilities & Other	Total

2006
Original Charge	$10,954	$2,528	$13,482
Utilized	(3,725)	(2,404)	(6,129)
Other changes (a)	186	6	192

Balance at April 30, 2006	$7,415	$130	$7,545

2005
Original Charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	$9,006	$193	$9,199
Utilized	(2,875)	(87)	(2,962)
Reversal of excess reserves (b)	(1,230)	(71)	(1,301)
Other changes (a)	43	3	46

Balance at April 30, 2006	$4,944	$38	$4,982

Amounts reflected as severance liabilities for fiscal year 2006 exclude $227 related to non-cash stock compensation.

a)	Other changes reflect translation impact.
b)	Reflects the reversal of excess restructuring reserves originally recorded in the consolidated statement of earnings in fiscal year 2005.

NOTE 10 – REPATRIATION UNDER THE AMERICAN JOBS CREATION ACT OF 2004

Company management and its Board of Directors have elected to repatriate $400,000 of previously undistributed earnings of foreign subsidiaries, in accordance with the provisions of the American Jobs Creation Act of 2004. As of April 30, 2006, the Company has recorded $17,000, net of certain foreign tax credits to provide for amounts that will be due to the U.S. government resulting from the repatriation. The Company is required to complete the repatriation prior to July 31, 2006.

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

(In thousands, except per share data)

(Unaudited)

NOTE 11 – COMPONENTS OF NET PERIODIC PENSION COST

The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended

	U.S. Plans		Foreign Plans		Total

	Apr. 30, 2006	Apr. 30, 2005	Apr. 30, 2006	Apr. 30, 2005	Apr. 30, 2006	Apr. 30, 2005

Service cost	$1,877	$1,658	$1,667	$1,919	$3,544	$3,577
Interest cost	2,367	2,306	3,345	3,308	5,712	5,614
Expected return on plan assets	(1,572)	(1,299)	(2,642)	(2,399)	(4,214)	(3,698)
Amortization of prior service cost	238	221	109	131	347	352
Amortization of net transition asset	(10)	(11)	—	9	(10)	(2)
Recognized actuarial loss	715	375	1,955	1,354	2,670	1,729
Loss due to curtailments and settlements	—	—	317	—	317	—

Net periodic benefit cost	$3,615	$3,250	$4,751	$4,322	$8,366	$7,572

	Nine Months Ended

	U.S. Plans		Foreign Plans		Total

	Apr. 30, 2006	Apr. 30, 2005	Apr. 30, 2006	Apr. 30, 2005	Apr. 30, 2006	Apr. 30, 2005

Service cost	$5,633	$4,975	$5,883	$5,688	$11,516	$10,663
Interest cost	7,103	6,920	9,843	9,765	16,946	16,685
Expected return on plan assets	(4,716)	(3,897)	(7,648)	(7,074)	(12,364)	(10,971)
Amortization of prior service cost	714	664	339	390	1,053	1,054
Amortization of net transition asset	(32)	(32)	—	26	(32)	(6)
Recognized actuarial loss	2,143	1,125	5,937	3,990	8,080	5,115
Loss due to curtailments and settlements	—	—	317	—	317	—

Net periodic benefit cost	$10,845	$9,755	$14,671	$12,785	$25,516	$22,540

NOTE 12 – EARNINGS PER SHARE

The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and units of 725 and 283 shares were not included in the computation of diluted shares for the three months ended April 30, 2006 and April 30, 2005, respectively, because their effect would have been antidilutive. For the nine months ended April 30, 2006 and April 30, 2005, 845 and 476 shares were excluded, respectively, because their effect would have been antidilutive.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

(Unaudited)

The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Nine Months Ended

	Apr. 30, 2006	Apr. 30, 2005	Apr. 30, 2006	Apr. 30, 2005

Basic shares outstanding	125,614	124,869	125,243	124,535
Effect of stock plans	967	1,055	878	946

Diluted shares outstanding	126,581	125,924	126,121	125,481

NOTE 13 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended

	Apr. 30, 2006	Apr. 30, 2005	Apr. 30, 2006	Apr. 30, 2005

Net income	$25,189	$43,678	$82,735	$97,422

Unrealized translation adjustment	19,045	232	25,440	45,929
Income taxes	519	162	159	2,634

Unrealized translation adjustment, net	19,564	394	25,599	48,563

Change in unrealized investment gains (losses)	33	(4,078)	2,099	970
Income taxes	—	(121)	—	(255)

Change in unrealized investment gains (losses), net	33	(4,199)	2,099	715

Unrealized (losses) gains on derivatives	(97)	135	(302)	473
Income taxes	(17)	(47)	(30)	(165)

Unrealized (losses) gains on derivatives, net	(114)	88	(332)	308

Total comprehensive income	$44,672	$39,961	$110,101	$147,008

Unrealized investment gains (losses) on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended		Nine Months Ended

	Apr. 30, 2006	Apr. 30, 2005	Apr. 30, 2006	Apr. 30, 2005

Unrealized gains (losses) arising during the period	33	$(4,818)	$3,905	$(2,644)
Income taxes	—	138	—	3

Net unrealized gains (losses) arising during the period	33	(4,680)	3,905	(2,641)
Reclassification adjustment for loss (gain) included in net earnings	—	481	(1,806)	3,356

Change in unrealized accumulated investment gains (losses), net	$33	$(4,199)	$2,099	$715

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

During the three and nine months ended April 30, 2006, certain research and development costs previously managed as a Corporate function were integrated into the Life Sciences and Industrial segments in the Western Hemisphere as part of the Company’s previously reported reorganization efforts.

	Three Months Ended		Nine Months Ended

	Apr. 30, 2006	Apr. 30, 2005	Apr. 30, 2006	Apr. 30, 2005

MARKET SEGMENT INFORMATION
SALES TO UNAFFILIATED CUSTOMERS:
Medical	$112,737	$119,065	$315,194	$324,888
BioPharmaceuticals	93,200	82,569	247,557	230,976

Total Life Sciences	205,937	201,634	562,751	555,864

General Industrial	189,777	191,379	538,252	533,057
Aerospace	44,790	47,755	133,561	128,536
Microelectronics	69,477	52,775	185,015	160,291

Total Industrial	304,044	291,909	856,828	821,884

Total	$509,981	$493,543	$1,419,579	$1,377,748

OPERATING PROFIT:
Medical	$13,031	$24,883	$34,874	$56,212
BioPharmaceuticals	24,518	18,679	61,033	54,244

Total Life Sciences	37,549	43,562	95,907	110,456

General Industrial	17,217	23,911	44,469	54,091
Aerospace	7,842	9,900	20,627	22,286
Microelectronics	19,085	7,683	42,184	26,266

Total Industrial	44,144	41,494	107,280	102,643

Subtotal	81,693	85,056	203,187	213,099
Restructuring and other charges, net (a)	(7,646)	(4,292)	(11,838)	(15,253)
General corporate expenses	(14,685)	(17,026)	(44,485)	(51,330)
Interest expense, net	(5,091)	(7,084)	(16,472)	(18,937)

Earnings before income taxes	$54,271	$56,654	$130,392	$127,579

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended

	Apr. 30, 2006	Apr. 30, 2005	Apr. 30, 2006	Apr. 30, 2005

GEOGRAPHIES
SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$185,838	$181,283	$518,306	$500,895
Europe	200,779	204,658	560,664	566,267
Asia	123,364	107,602	340,609	310,586

Total	$509,981	$493,543	$1,419,579	$1,377,748

INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$65,319	$61,123	181,839	$161,382
Europe	26,689	35,418	87,735	92,739
Asia	1,800	1,676	5,189	4,362

Total	$93,808	$98,217	$274,763	$258,483

TOTAL SALES:
Western Hemisphere	$251,157	$242,406	700,145	$662,277
Europe	227,468	240,076	648,399	659,006
Asia	125,164	109,278	345,798	314,948
Eliminations	(93,808)	(98,217)	(274,763)	(258,483)

Total	$509,981	$493,543	$1,419,579	$1,377,748

OPERATING PROFIT:
Western Hemisphere	$41,429	$46,523	$96,414	$108,396
Europe	19,412	26,002	51,404	67,513
Asia	20,176	15,447	53,543	45,211
Eliminations	676	(2,916)	1,826	(8,021)

Subtotal	81,693	85,056	203,187	213,099
Restructuring and other charges, net (a)	(7,646)	(4,292)	(11,838)	(15,253)
General corporate expenses	(14,685)	(17,026)	(44,485)	(51,330)
Interest expense, net	(5,091)	(7,084)	(16,472)	(18,937)

Earnings before income taxes	$54,271	$56,654	$130,392	$127,579

(a)

Included in restructuring and other charges, net, for the purposes of evaluation of segment and geographic profitability is a charge of $333 and $839 in the three and nine months ended April 30, 2006, respectively, related to a purchase accounting adjustment to step up the value of inventory acquired from Biosepra by $2,431, in accordance with SFAS No. 141, in the opening balance sheet. This step up increased cost of sales by $333 and $839 in the three and nine months ended April 30, 2006 concurrent with the sale of a portion of the underlying inventory. The step up amount is excluded from operating profit since management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of Biosepra, this adjustment was required by SFAS 141 as an elimination of the manufacturing profit in inventory acquired from Biosepra and subsequently sold in the period.

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Risk Factors

You should read the following discussion together with the condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in Pall’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005. The discussions under the subheadings “Review of Market Segments and Geographies” below are in local currency unless indicated otherwise. Company management considers local currency growth an important measure because by excluding the volatility of exchange rates, underlying volume growth is clearer. As used below, “½%” indicates that the Company has rounded the relevant data up or down to the nearest one-half percentage point. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.

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

Results of Operations

Review of Consolidated Results

Sales in the quarter increased 3½% to $509,981 from $493,543 in the third quarter of fiscal year 2005. For the nine months, sales increased 3% to $1,419,579. Exchange rates reduced reported sales in the quarter and nine months by $18,811 and $45,871, respectively, primarily due to the weakening Euro, British Pound and Japanese Yen, partly offset by the strengthening of certain other Asian currencies. In local currency (i.e., had exchange rates not changed year over year), sales increased 7% and 6½% in the quarter and nine months, respectively. Overall, pricing reduced sales by ½% in both the quarter and nine months, and as such, the overall volume increase was 7½% and 7%, respectively. The reduction in pricing in the quarter and nine months reflects decreased pricing in the Medical segment related to long-term contracts as well as some volume pricing in the Company’s Microelectronics OEM business in Asia, partly offset by increases achieved in the Company’s other businesses (principally in Industrial in the Western Hemisphere). Pricing is expected to continue to be slightly negative in the fourth quarter. The recent strengthening of the U.S. dollar against the major currencies in which the Company operates, if sustained through fiscal 2006, will negatively affect reported sales and net earnings.

Sales in the Microelectronics segment were up 36½% in local currency in the quarter and 19½% in the nine months, as the Company continues to benefit from new fabrication construction and strength in the storage market. Sales in the BioPharmaceuticals segment increased 18% in the quarter and 11½% for the nine months, driven by strong growth in consumables. BioPharmaceuticals system sales increased over 170% in the quarter, however, were down 18½% in the nine months, reflecting the typical lumpiness of such sales. Sales in the General Industrial segment were up 3% in the quarter and 4½% in the nine months. Within General Industrial, the increase in sales in the quarter reflects growth in all of the submarkets with the exception of Municipal Water and Fuels & Chemicals. For the nine months, all submarkets within General Industrial contributed to the growth with the exception of Municipal Water. Medical segment sales were down 2½% in the quarter and flat in the nine months, as growth in the BioSciences portion of the business was offset by decreases in the Blood Filtration and Hospital submarkets. Aerospace segment sales were down 4% in the quarter related to timing of shipments and the impact of a large project in fiscal year 2005 that did not repeat this fiscal year. For the nine months, sales increased 6% driven by incremental, but discounted, sales attributable to our expanded agreement/relationship with Satair A/S (“Satair”). Refer to discussion below for further details on the Satair agreement. By geography, local currency sales in Asia were up 19% and 13% in the quarter and nine months, respectively, with particularly strong growth seen in the Microelectronics segment. In Europe, sales increased 5% and 5½% in the quarter and nine months, respectively, driven by strong growth in the BioPharmaceuticals and Microelectronics segments. In the Western Hemisphere, sales grew 2½% in the quarter and 3% in the nine months, as strong growth in Microelectronics sales was partly offset by decreases in Medical. Company management expects overall sales in local currency to grow in the mid single-digit range for the full fiscal year 2006 compared with fiscal year 2005. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies,” below.

Back to Contents

Cost of sales in the quarter, as a percentage of sales, increased to 53.2% from 50.4% in the third quarter of fiscal year 2005, reflecting the impact of increased systems business, which carry lower margins, pricing reductions in the Medical business as well as a movement toward in-line blood filtration (in Europe and Asia), which carry higher prices and profit in dollars but at a reduced margin. In addition, the increase in cost of sales reflects transition costs related to the Company’s facilities rationalization initiative. Cost of sales was also impacted by increases in energy costs; including costs of utilities in the Company’s manufacturing plants as well as increases in related items such as plastics and steel. Cost of sales was also negatively impacted by stock compensation and the adoption of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”) and a one-time purchase accounting adjustment related to inventory acquired as part of the Biosepra acquisition. These factors were partly offset by savings generated from the Company’s cost reduction initiatives. For the nine months, cost of sales as a percentage of sales increased to 53.1% from 51.4%, reflecting the factors discussed above as well as the impact of several low margin Industrial system sales in Europe in the first quarter as well as the impact of facility and equipment refurbishments in the European Life Sciences’ plants. The transitional costs related to the facilities rationalization initiative will continue in the fourth quarter of fiscal year 2006 and into fiscal year 2007 as the Company makes progress on this initiative. Based on these factors, combined with the high level of systems business expected in the fourth quarter of this fiscal year, Company management expects cost of sales, as a percentage of sales, for the full fiscal year 2006 to be higher than fiscal year 2005.

Selling, general and administrative expenses, as a percentage of sales decreased to 30.9% from 32.7% in the third quarter of fiscal year 2005. For the nine months, selling, general and administrative expenses, as a percentage of sales, decreased to 32.8% from 33.7%. The decrease in the quarter and nine months reflects savings realized from the Company’s cost reduction initiatives partly offset by the impact of stock compensation and the adoption of SFAS No. 123(R), which negatively impacted selling, general and administrative expenses by 40 basis points in the quarter and 46 basis points in the nine months.

The Company continues to make progress on its cost reduction initiatives. The Company’s facilities rationalization initiative is expected to reduce its’ footprint by over 20% and result in a 10% global manufacturing headcount reduction. Company management expects the facilities rationalization initiative to achieve cost savings of $2,000 in fiscal year 2006, growing to annualized savings of $40,000 plus a further $10,000 in tax savings by the end of fiscal year 2008. The facilities rationalization initiative is expected to be substantially complete by the end of fiscal year 2008. Additionally, the Company has launched a major initiative to optimize its European operations (“EuroPall”) with the objective of delivering improvements in profitability. The Company will achieve some operational cost improvements in this fiscal year and Company management expects to achieve more substantial improvements in fiscal year 2007 related to this initiative. Based on these factors, Company management is expecting selling, general and administrative expenses, as a percentage of sales to decrease for the full fiscal year 2006 compared with fiscal year 2005.

Research and development expenses were $14,511 compared to $15,498 in the third quarter of fiscal year 2005. As a percentage of sales, research and development expenses were 2.8% as compared with 3.1% last year. For the nine months, research and development expenses were $41,975, or 3% of sales compared to $43,118, or 3.1% of sales for the nine months of fiscal year 2005. Company management expects research and development expenses in dollars for the full fiscal year 2006 to be on par with fiscal year 2005.

In the third quarter and nine months of fiscal year 2006, the Company recorded restructuring and other charges, net, of $7,313 and $10,999, respectively, primarily comprised of severance and other costs in connection with the Company’s divisional realignment, and on-going cost reduction initiatives (including its facilities rationalization and EuroPall initiatives), partly offset by the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal year 2005. In addition, the charges in the quarter and nine months include an increase in previously established environmental reserves primarily related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida. Restructuring and other charges, net, also includes a gain on the sale of the Company’s stock rights in Satair, which was recorded in the second quarter, as well as a gain on the sale of the Company’s investment in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”), that was recorded in the first quarter. In the third quarter and nine months of fiscal year 2005, the Company recorded restructuring and other charges, net, of $4,292 and $15,253, respectively, primarily related to the Company’s cost reduction initiatives and divisional realignment. In addition, the charges include an increase in the second quarter to a previously established environmental reserve and the write-down in the first quarter of the Company’s investment in VITEX that was deemed other-than-temporarily impaired.

Back to Contents

The details of the charges for the quarter and nine months ended April 30, 2006 and April 30, 2005 can be found in the Restructuring and Other Charges note (Note 9) accompanying the condensed consolidated financial statements.

The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2006 and 2005:

	Severance	Lease Termination Liabilities & Other	Total

2006
Original Charge	$10,954	$2,528	$13,482
Utilized	(3,725)	(2,404)	(6,129)
Other changes (a)	186	6	192

Balance at April 30, 2006	$7,415	$130	$7,545

2005
Original Charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	$9,006	$193	$9,199
Utilized	(2,875)	(87)	(2,962)
Reversal of excess reserves (b)	(1,230)	(71)	(1,301)
Other changes (a)	43	3	46

Balance at April 30, 2006	$4,944	$38	$4,982

Amounts reflected as severance liabilities for fiscal year 2006 exclude $227 related to non-cash stock compensation.

(a)	Other changes reflect translation impact.
(b)	Reflects the reversal of excess restructuring reserves originally recorded in the consolidated statements of earnings in fiscal year 2005.

Net interest expense in the quarter decreased to $5,091 from $7,084 in the third quarter of fiscal year 2005. For the nine months, net interest expense decreased to $16,472 from $18,937. The decrease in net interest expense in the quarter and nine months primarily reflects the impact of lower debt levels. Company management expects net interest expense for the full fiscal year 2006 to decrease approximately $3,500-$4,500 compared with fiscal year 2005.

In the quarter, the Company recorded a one-time charge of $17,000 in Provision for Income Taxes for the tax effect of repatriation of foreign subsidiary earnings allowed under the American Jobs Creation Act of 2004 (refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis for further discussion). The underlying tax rate (i.e., the tax rate on earnings before income taxes, excluding restructuring and other charges and the tax effect of repatriation) was 24% in the quarter and nine months, unchanged from the third quarter and nine months of fiscal year 2005. However, the Company’s tax rate may vary quarter to quarter based on the deductibility of the stock compensation expense recorded in the interim period. The impact of stock compensation and the adoption of SFAS No. 123(R) impacted the Company’s tax rate by 0.47% and 0.49% in the third quarter and nine months, respectively. However, based upon estimates of the timing of the subject deductibility throughout the year, Company management estimates that it will have minimal or no impact on its full year tax rate and continues to expect that its underlying tax rate will remain at 24% for the full fiscal year 2006.

Net earnings in the quarter were $25,189, or 20 cents per share, compared with net earnings of $43,678, or 35 cents per share in the third quarter of fiscal year 2005. For the nine months, net earnings were $82,735, or 66 cents per share, compared with net earnings of $97,422, or 78 cents per share. In summary, net earnings for the quarter and nine months reflect organic sales growth, an improvement in selling, general and administrative expenses, as a percentage of sales, and a decrease in net interest expense offset by the impact of lower gross margins and a $17,000 one-time charge in the quarter representing the tax effect of repatriation of foreign subsidiary earnings. In addition, net earnings reflect restructuring and other charges, net, of $7,313 in the quarter ($10,999 for the nine months) compared to $4,292 in the quarter ($15,253 for the nine months) in fiscal year 2005. The impact of stock compensation and the adoption of SFAS No. 123(R), negatively impacted net earnings by 2 cents per share in the quarter and 5 cents per share in the nine months. Company management estimates that foreign currency translation reduced net earnings by approximately 1 cent per share in the quarter and 2 cents per share in the nine months.

Back to Contents

On December 16, 2005, the Company and Satair signed an agreement whereby Satair acquired the exclusive rights to the Western Hemisphere commercial aerospace aftermarket distribution channel for the Company’s products for a ten-year period. The transaction was valued at $22,000, of which $19,000 was paid to the Company in cash on the closing date, and $3,000 in a five-year non-interest bearing note receivable, payable in equal installments. In addition, the agreement required Satair to purchase certain finished goods inventory from the Company valued at $5,683. The $22,000 in cash and notes receivable received for the distribution rights were recorded as deferred revenue and are being amortized as an increase to sales over the life of the distribution agreement. It is expected that the impact of the transaction will be accretive to earnings in fiscal year 2006 as well as future years.

Company management expects earnings per share for the full fiscal year 2006 to be in the range of $1.07 - $1.12 per share including restructuring and other charges, net and the tax effect of repatriation of foreign subsidiary earnings. This range includes the impact of stock compensation and the adoption of SFAS No. 123(R), which Company management estimates will cost approximately 8 cents in earnings per share. In light of its ongoing cost reduction initiatives, the Company will incur severance and other restructuring costs in the fourth quarter of fiscal year 2006. Based upon the facts known at this time, Company management expects severance and other restructuring costs in the fourth quarter to be comparable to amounts incurred in the third quarter.

Review of Market Segments and Geographies

Market Segments:

The table below presents sales for the three and nine months ended April 30, 2006 and April 30, 2005 by market segment, including the effect of exchange rates for comparative purposes.

Three Months Ended	Apr. 30, 2006	Apr. 30, 2005	% Change		Exchange Rate Difference	% Change in Local Currency

Medical	$112,737	$119,065	(5	½)	$(3,630)	(2	½)
BioPharmaceuticals	93,200	82,569	13		(4,254)	18

Total Life Sciences	205,937	201,634	2		(7,884)	6

General Industrial	189,777	191,379	(1)		(7,219)	3
Aerospace	44,790	47,755	(6)		(1,089)	(4)
Microelectronics	69,477	52,775	31	½	(2,619)	36	½

Total Industrial	304,044	291,909	4		(10,927)	8

Total	$509,981	$493,543	3	½	$(18,811)	7

Nine Months Ended	Apr. 30, 2006	Apr. 30, 2005	% Change		Exchange Rate Difference	% Change in Local Currency

Medical	$315,194	$324,888	(3)		$(8,582)	(	½)
BioPharmaceuticals	247,557	230,976	7		(9,949)	11	½

Total Life Sciences	562,751	555,864	1		(18,531)	4	½

General Industrial	538,252	533,057	1		(18,123)	4	½
Aerospace	133,561	128,536	4		(2,930)	6
Microelectronics	185,015	160,291	15	½	(6,287)	19	½

Total Industrial	856,828	821,884	4	½	(27,340)	7	½

Total	$1,419,579	$1,377,748	3		$(45,871)	6	½

Life Sciences sales increased 6% and 4½% in the quarter and nine months, respectively, compared to the same periods in fiscal year 2005. Life Sciences represented approximately 40% of total sales in the quarter and nine months, on par with the same periods of fiscal year 2005.

Back to Contents

Within Life Sciences, Medical segment sales were down 2½% in the quarter and flat in the nine months, as growth in the BioSciences portion of the business was offset by decreases in the Blood Filtration sector. By geography, Medical sales in Europe were up 2% in the quarter while in Asia, the smallest of the Company’s Medical markets, sales were up 12½%. Sales in the Western Hemisphere, the largest of the Company’s Medical markets, were down 8%. A similar trend was evident by geography for the nine months.

Within Medical, sales in the BioSciences submarket increased 2% and 4½% in the quarter and nine months. The BioSciences sales increase in the quarter was driven by growth in OEM sales in Europe and Cell Therapy sales (primarily in the Western Hemisphere). In the nine months, the increase in sales reflects the same drivers as in the quarter as well as an increase in Laboratory sales of 5½% (strong growth in Europe and Asia). In the quarter, Laboratory sales were down in the Western Hemisphere due to several large sales in the third quarter of fiscal year 2005 that did not repeat this fiscal year. The overall growth in Laboratory sales was driven by increased sales of core products, the continued success of the Company’s disposable sample preparation products and the success of the Company’s VWR partnership. Growth in Cell Therapy was driven by strong demand for our Cord Blood mononuclear cell collection, processing and storage systems. By geography, BioSciences sales growth in the quarter was fueled by Europe (+14%) and Asia (+10½%), while sales in the Western Hemisphere were down 4½%. For the nine months, a similar trend was evident. Sales in the Blood Filtration and Hospital submarket were down 4½% and 2½% in the quarter and nine months, respectively, reflecting decreases in the Western Hemisphere and Europe. Sales in the Western Hemisphere (which accounts for approximately 65% of the Company’s global Blood Filtration business) were down 10% in the quarter and 7% in the nine months. The decrease in the Western Hemisphere reflects reduced pricing related to new long-term contracts in place. Blood Filtration and Hospital sales in Europe were down 2½% in the quarter (down 2% in the nine months) reflecting pricing pressures. In Asia (the smallest of the Company’s Blood Filtration and Hospital submarkets), sales were up 14% in the quarter (+16% for the nine months). The Company is pioneering the field of prion reduction to enhance the safety of the blood supply and continues its studies on its first generation CE-marked prion reduction technology. The Company is developing a second-generation product that it believes will be as safe and more effective. Company management expects blood centers and national transfusion services to move their qualification focus to this product. Overall, Company management expects sales in the Medical segment to be up modestly for the full fiscal year 2006.

BioPharmaceuticals segment sales increased 18% in the quarter and 11½% for the nine months, driven by strong growth in consumables in all geographies. System sales increased over 170% in the quarter, however, were down 18½% in the nine months, reflecting the typical lumpiness of such sales. All geographies achieved double-digit BioPharmaceuticals sales growth in the quarter. For the nine months, the BioPharmaceuticals sales increase was driven by double-digit growth in the Western Hemisphere and Europe supported by mid-single digit growth in Asia. The growth in consumables in the quarter and nine months was across most market sectors, especially biotechnology, vaccine and plasma products. The plasma fractionation market, which suffered a significant downturn in fiscal year 2004 due to over supply and disruption due to industry consolidation, has now fully recovered. The vaccine market is also strong with several new vaccines coming to market as well as increased investment in flu capacity and biodefense programs. At this stage, the flu vaccine investment is in hardware and systems, but as these plants come on stream, they will also drive consumable sales. Disposable technologies are proving particularly attractive to the vaccine market where cleaning and cleaning validation issues are significant costs. The Company’s chromatography strategy continues on track with Euroflow now firmly established as the lead column for large scale BioProcessing. Pall PK Chromo skids sales have reached more than 30 units in less than 3 years and the Company is now seeing the first new large scale production applications for BioSepra sorbents. Company management expects these positive trends to continue throughout the fourth quarter and into fiscal year 2007. Company management expects sales in the BioPharmaceuticals segment to increase in the double-digit range for the full fiscal year 2006.

Industrial sales grew 8% in the quarter and 7½% for the nine months, driven by strong growth in Microelectronics sales. The Company’s Industrial business accounted for approximately 60% of total sales in the quarter and nine months on par with the same periods of fiscal year 2005.

General Industrial segment sales, which account for about 63% of the Company’s Industrial business, were up 3% in the quarter and 4½% in the nine months compared with the same periods of fiscal year 2005. The increase in sales in the General Industrial segment in the quarter reflects growth in all of the submarkets with the exception of Municipal Water and Fuels & Chemicals. For the nine months, all submarkets within General Industrial contributed to the growth with the exception of Municipal Water.

Within General Industrial, sales in the Machinery & Equipment submarket were up 5% in the quarter as growth in Europe (+8%) and Asia (+10½%) was offset by a decrease in the Western Hemisphere (-8%). The decrease in the Western Hemisphere reflects continued pressure in the pulp and paper markets. In the nine months, sales in the Machinery & Equipment submarket increased 4½% as growth in Europe (+7%) and Asia (+15%) was partly offset by a decrease in the Western Hemisphere (-8½%). Paper production will continue to face challenges as demand for printed material slows, however, overall growth in primary metals, automobile production and mining (all industries experiencing average to above average organic growth) remains healthy. The Company is refocusing on higher growth markets and expanding its efforts in underdeveloped regions including Latin America, Eastern Europe and China.

Back to Contents

Food and Beverage sales increased 7½% in the quarter driven by strong growth in the Western Hemisphere (+66½%) and Asia (+13%). A decrease in Europe (the Company’s largest Food & Beverage market) of 4% partly offset the above. For the nine months, Food & Beverage sales increased 5½% driven by strong growth in the Western Hemisphere and Asia. The sales growth in the Western Hemisphere reflects the effect of increasing consumables business as well as increased systems business. The sales growth in Asia in the quarter reflects strong system sales (+62%). Sales growth in Asia in the nine months was driven by system solutions for the brewery market as well as increased consumables business. In Europe, sales were negatively impacted by a weakness in the wine markets, which Company management does not expect to improve this fiscal year. The Company continues to leverage the expertise of its European Food & Beverage team into growing regions in Latin America, the Middle East, Eastern Europe and Asia, and this strategy has begun to accelerate growth in these emerging regions.

Sales in the Power Generation submarket increased 10½% in the quarter and 5½% in the nine months. Investment in new capacity in the European and Asian marketplaces as well as upgrading of existing plants is driving growth in this submarket. Sales in the Fuels & Chemicals submarket were down 1% in the quarter. For the nine months, sales were up 7½% driven by strong sales of consumables stemming from the start up and operation of system installations. System sales, which are often lumpy quarter-to-quarter, increased 55% in the quarter, however, were flat in the nine months. Market trends remain encouraging due to the effects of increasing demand for energy, chemicals, plastics and other related materials, which is resulting in new plant capacity, upgrades to existing facilities, new processes and environmental control. By geography, sales in Asia were strong increasing 21½% in the quarter and 11% for the nine months. In the Western Hemisphere, sales were down 5½% in the quarter, however for the nine months, sales were up 4½%. In Europe, sales were down 14½% in the quarter, however for the nine months, sales were up 6½%. Overall, orders growth was strong in the quarter (+17½%) and nine months (+28½%).

Municipal Water sales were down 10% in the quarter and 9½% in the nine months reflecting the lumpy nature of this business, which is primarily comprised of system sales. The Western Hemisphere and Asia reported decreases in the quarter and nine months. Sales in Europe were up 20% in the quarter and 10% in the nine months. Although orders were down in the quarter, for the nine months, orders were up 8½%. Backlog is strong and continues to grow which bodes well for the fourth quarter and into fiscal year 2007.

Overall, Company management expects sales in the General Industrial segment, to increase in the mid-single digit range for the full fiscal year 2006.

Aerospace sales were down 4% in the quarter related to timing of shipments and the impact of a large project in fiscal year 2005 that did not repeat this fiscal year. All geographies reported decreases in the quarter. For the nine months, sales increased 6%. The growth in the nine months was driven by incremental, but discounted, sales attributable to our expanded agreement/relationship with Satair as well as by core repeat business, such as aftermarket support and OEM production levels; and project business, such as aircraft retrofits and upgrades. For the nine months, sales in the Western Hemisphere and Europe increased 4% and 9%, respectively. In Asia, the smallest of the Company’s Aerospace markets, sales were up 12½%. Within Aerospace, Commercial sales were down 8% in the quarter (all geographies) and up 1% in the nine months as strong growth in the Western Hemisphere (+12½%) driven by incremental sales attributable to the transaction with Satair was partly offset by decreases in Europe and Asia. Military sales were up 1% in the quarter as growth in Europe (+5%) was largely offset by decreases in the Western Hemisphere (-1%) and Asia (-4%). For the nine months, sales increased 12% driven by strong growth in Europe (+38%) and Asia (+54%) partly offset by a decrease in the Western Hemisphere (-5%). Overall, Company management expects sales in the Aerospace segment, to increase in the high single-digit range for the full fiscal year 2006.

Microelectronics sales were up 36½% in the quarter and 19½% in the nine months, as the Company continues to benefit from new fabrication construction and strength in the storage market. Also, the Company’s strategy to diversify to the non-cyclical aspect of Microelectronics (what the Company calls “MacroElectronics”, which relates to products such as inkjet printers and display markets) is showing through with improved sales. In the quarter and nine months, all geographies had double-digit (or near double-digit) growth. The Semiconductor Industry Association is forecasting continued growth in equipment sales through at least 2007. Company management believes that its OEM segment of the business will benefit. Company management expects continued strong sales in the Microelectronics segment in the fourth quarter and into fiscal year 2007.

Back to Contents

The consolidated operating profit as a percentage of sales was 16.0% as compared to 17.2% in the third quarter of fiscal year 2005. The reduction in operating profit margin reflects the impact of increased system sales, which carry lower margins, the integration of the research and development function into the lines of business previously managed as a Corporate function, pricing, transition costs related to the Company’s facilities rationalization initiative, ongoing investments in Asia and the impact of stock compensation and the adoption of SFAS No. 123(R) partiallly offset by the impact of the Company’s cost reduction initiatives and increased overall sales. The integration of the research and development function primarily impacted the Life Sciences business (principally Medical and in the Western Hemisphere). Overall, operating profit dollars decreased by $3,363, or 4%, to $81,693. For the nine months, the consolidated operating profit as a percentage of sales was 14.3% as compared to 15.5% for the nine months of fiscal year 2005. Operating profit dollars decreased by $9,912, or 4½%, to $203,187. The reduction in operating profit margin reflects the factors discussed above (with the exception of system sales, as system sales were down for the nine months). In addition, operating profit margin was negatively impacted by several low margin Industrial system sales in Europe in the first quarter as well as the impact of facility and equipment refurbishments in the European Life Sciences’ plants. The operating profit details for the quarter and nine months ended April 30, 2006 and April 30, 2005 can be found in the Segment Information and Geographies note (Note 14) accompanying the condensed consolidated financial statements.

Geographies:

The table below presents sales for the three and nine months ended April 30, 2006 and April 30, 2005 to unaffiliated customers by geography, including the effect of exchange rates for comparative purposes.

Three Months Ended	Apr. 30, 2006	Apr. 30, 2005	% Change		Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$185,838	$181,283	2	½	$464	2	½
Europe	200,779	204,658	(2)		(14,508)	5
Asia	123,364	107,602	14	½	(4,767)	19

Total	$509,981	$493,543	3	½	$(18,811)	7

Nine Months Ended	Apr. 30, 2006	Apr. 30, 2005	% Change		Exchange Rate Difference	% Change in Local Currency

Western Hemisphere	$518,306	$500,895	3	½	$1,306	3
Europe	560,664	566,267	(1)		(36,235)	5	½
Asia	340,609	310,586	9	½	(10,942)	13

Total	$1,419,579	$1,377,748	3		$(45,871)	6	½

Sales in the Western Hemisphere for the quarter increased 2½% on both a reported basis and local currency basis compared with the third quarter of fiscal year 2005. For the nine months, sales increased 3½% on a reported basis and 3% on a local currency basis. The increase in sales in the quarter reflects strong growth in BioPharmaceuticals and Microelectronics partly offset by decreases in Medical and Aerospace. General Industrial sales were up slightly. For the nine months, growth was exhibited in all segments with the exception of Medical where sales declined 5%. Exchange rates increased sales by $464 and $1,306 in the quarter and nine months, respectively, primarily related to the strengthening of the Canadian dollar. Operating profit was 16.5% of total sales (including intercompany sales to other geographies) compared to 19.2% in the third quarter of fiscal year 2005 as reduced pricing in the blood filtration business, increased system sales, transition costs related to the Company’s facilities rationalization initiative, the impact of stock compensation and the adoption of SFAS No. 123(R), and the transfer of the research and development function from Corporate was partly offset by savings generated from the Company’s cost reduction initiatives. Operating profit dollars decreased $5,094, or 11%. For the nine months, operating profit declined to 13.8% and operating profit dollars decreased $11,982, or 11%, reflecting the factors discussed above (with the exception of system sales, as system sales were down for the nine months).

Back to Contents

In Europe, local currency sales in the quarter increased 5% driven by double-digit growth in BioPharmaceuticals and Microelectronics. Sales in General Industrial, Europe’s largest market, were flat. The weakening of European currencies reduced sales by $14,508 resulting in a reported sales decline of 2%. For the nine months, local currency sales increased 5½% reflecting growth in all segments. The weakening of European currencies reduced sales by $36,235 resulting in a sales decline of 1% on a reported basis. Operating profit was 8.5% of total sales (including intercompany sales to other geographies) as compared to 10.8% in the third quarter of fiscal year 2005, while operating profit dollars declined $6,590, or 25½% to $19,412. The decline in operating profit was partly attributable to the impact of stock compensation and the adoption of SFAS No. 123(R) as well as transition costs related to the Company’s facilities rationalization initiative. For the nine months, operating profit was 7.9% as compared to 10.2%, while operating profit dollars declined $16,109, or 24%. The decline in operating profit reflects the factors discussed above as well as the impact of several low margin Industrial system sales and facility and equipment refurbishments in certain Life Sciences’ plants in the first quarter.

Sales in Asia increased 19% in local currency in the quarter driven by strong growth in all segments with the exception of Aerospace. The weakening of the Japanese Yen partly offset by the strengthening of certain Asian currencies, reduced sales by $4,767, resulting in reported sales growth of 14½%. For the nine months, sales increased 13% in local currency reflecting growth in all segments. The weakening of the Japanese Yen partly offset by the strengthening of certain Asian currencies, reduced sales by $10,942, resulting in reported sales growth of 9½%. Operating profit improved to 16.1% of total sales (including intercompany sales to other geographies) from 14.1% in the third quarter of fiscal year 2005. Operating profit dollars increased by $4,729, or 30½% to $20,176, reflecting the growth in sales partly offset by increased costs related to the Company’s ongoing investments in sales and manufacturing in this region, increased system sales and the impact of stock compensation and the adoption of SFAS No. 123(R). For the nine months, operating profit improved to 15.5% from 14.4% while operating profit dollars increased by $8,332, or 18½%, reflecting the factors discussed above (with the exception of system sales, as system sales were down for the nine months).

General corporate expenses decreased $2,341, or 13½% to $14,685. For the nine months, general corporate expenses decreased $6,845, or 13½% to $44,485. The decline in expenses in the quarter and nine months reflects the impact of the Company’s cost reduction initiatives and the transfer of the research and development function into the lines of business partly offset by the impact of stock compensation and the adoption of SFAS No. 123(R) as well as increased amortization expense principally related to acquired intangible assets.

Liquidity and Capital Resources

Net cash provided by operating activities for the first nine months of fiscal year 2006 was $151,667, an increase of $71,553 as compared with the first nine months of fiscal year 2005. The increase in cash flow reflects the improvement in accounts receivable days sales outstanding (“DSO”), the impact of the transaction with Satair as well as changes in working capital items, particularly reduced payments for income taxes and an increased investment in inventories.

Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $78,883 for the first nine months of fiscal year 2006, as compared with $20,753 for the first nine months of fiscal year 2005. The increase in free cash flow reflects the factors discussed above, partly offset by a higher level of capital expenditures. Company management believes this measure is important because it is a key element of its planning. The Company utilizes free cash flow, which is a non-GAAP measure, as one way to measure its current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	Nine Months Ended Apr. 30, 2006	Nine Months Ended Apr. 30, 2005

Net cash provided by operating activities	$151,667	$80,114
Less capital expenditures	72,784	59,361

Free cash flow	$78,883	$20,753

The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at April 30, 2006 to those at July 31, 2005, the British Pound and the Euro have strengthened against the U.S. dollar, while the Japanese Yen has weakened against the U.S. dollar.

Back to Contents

Working capital was approximately $782,800, a ratio of 2.7 at April 30, 2006 as compared with $703,300, a ratio of 2.5 at July 31, 2005. DSO improved to 78 days in the quarter, as compared to 87 days in the third quarter of fiscal year 2005. Inventory turns, for the four quarters ended April 30, 2006, were 2.6 as compared to 2.9 for the four quarters ended April 30, 2005. The effect of foreign exchange increased net inventory, net accounts receivable and other current assets by $6,709, $10,937 and $1,569, respectively, as compared with year-end fiscal year 2005. Additionally, foreign exchange increased accounts payable and other current liabilities by $7,018 and income taxes payable by $52. Overall, net debt (debt net of cash and cash equivalents), as a percentage of total capitalization (net debt plus equity), was 20% as compared to 24.5% at July 31, 2005. Net debt decreased by approximately $60,300 compared with July 31, 2005. The reduction in net debt principally reflects the increase in cash as well as a reduction in gross debt of approximately $17,900. The impact of foreign exchange rates increased gross debt by about $1,400. As such, the decrease, in local currency, in the Company’s gross debt was approximately $19,300 in the nine months of fiscal year 2006. The Company was in compliance with all covenants of its various debt agreements as of April 30, 2006.

Proceeds from stock plans were $26,795 in the first nine months of fiscal year 2006. Capital expenditures were $72,784 for the first nine months of fiscal year 2006 ($20,763 expended in the current quarter). Depreciation was $64,223 in the first nine months of fiscal year 2006 ($21,448 in the current quarter), while amortization expense was $6,524 ($2,001 in the current quarter). Full year fiscal year 2006 capital expenditures are expected to be slightly above the fiscal year 2005 level, while depreciation and amortization expense are expected to total approximately $94,000.

On October 17, 2003, the Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. Furthermore, on October 14, 2004, the Board of Directors authorized an additional expenditure of another $200,000 to repurchase shares. During fiscal years 2004 and 2005, the Company repurchased stock of $75,000 and $64,246, respectively. In the first nine months of fiscal year 2006, the Company repurchased stock of $5,750 leaving $255,004 remaining at April 30, 2006 of the $400,000 authorized. In the first nine months of fiscal year 2006, the Company paid dividends of $38,611. The Company increased its quarterly dividend by 10%, from 10 to 11 cents per share, effective with the dividend that was declared on January 19, 2006. The Company expects to pay dividends of about $53,000 for the full fiscal year 2006.

Subsequent to the quarter ended April 30, 2006, Medsep Corporation, a subsidiary of the Company, entered into a 90-day term loan with a financial institution in the principal amount of $200,000 bearing interest at a rate equal to LIBOR. This transaction was principally entered into to facilitate the expected purchase in the fourth quarter by a wholly-owned controlled foreign corporation of assets held by the Company’s two Puerto Rico Section 936 subsidiaries due to the phase out of Section 936 of the Internal Revenue Code.

In the quarter, the Company announced its plans to take advantage of the one-time U.S. tax benefit allowed under the American Jobs Creation Act of 2004. As such, the Company will be bringing $400,000 in foreign subsidiary earnings into the U.S. during the fourth quarter at a cost of $17,000, or 13 cents per share. The Company is required to complete the repatriation by July 31, 2006. This action allows the Company to preserve its existing foreign tax credits to offset taxes on future dividends paid from its low tax jurisdictions enhancing the Company’s ability to maintain its 24% effective tax rate for the longer term. Company management expects to use the cash to pay down amounts outstanding under its current U.S. facility. The repatriation will be funded both by existing cash overseas as well as with borrowings from an anticipated revolving credit facility, resulting in a minimal impact to the Company’s net debt position. The cost of borrowing is expected to be lower under the new facility, reducing the Company’s overall interest expense as well as interest payments in the U.S., freeing up that U.S. cash for other uses. The Company also plans to use the money to fund its U.S. defined benefit pension plans, for U.S. research and development activities and potentially, for U.S.-based acquisitions. Company management expects to replace its current revolving credit facility with a lower-cost $500,000 European-based revolving credit facility. This facility will have greater borrowing flexibility than the Company’s current facility as it has more favorable financial covenants and multi-currency provisions that allow the Company’s foreign subsidiaries to borrow in their local currencies, mitigating exposure to currency risk. It also strengthens the Company’s global liquidity with increased borrowing capability. Company management expects to have the new facility in place during the fourth quarter. Company management considers its existing lines of credit, along with the cash generated from operations, to be sufficient to meet its short-term liquidity needs.

In August 2005, the Company sold its investment in VITEX and recorded a gain on the sale of $1,806, net of fees and commissions. In addition, in January 2006, the Company sold its stock rights in Satair and recorded a gain of $394. For more detail regarding these transactions, refer to the Restructuring and Other Charges note (Note 9) accompanying the condensed consolidated financial statements.

Adoption of New Accounting Pronouncement

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the three and nine months ended April 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

Back to Contents

The following table illustrates the impact of adopting SFAS No. 123(R) on August 1, 2005 on the Company’s earnings before income taxes, net earnings and earnings per share (which excludes the effect of certain changes to the Company’s stock plans under the 2005 Plan such as restricted stock units granted in contemplation of the change in accounting):

	Three Months Ended Apr. 30, 2006	Nine Months Ended Apr. 30, 2006

Impact on earnings before income taxes	$2,086	$6,080
Impact on net earnings	1,855	5,395
Impact on basic earnings per share	$0.01	$0.04
Impact on diluted earnings per share	$0.01	0.04

SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. For the nine months ended April 30, 2006, this treatment resulted in cash flows from financing activities of $723. The tax benefit recognized related to the total compensation cost for stock-based payment arrangements totaled $556 and $1,576 for the three and nine months ended April 30, 2006, respectively, and totaled $141 and $227 for the three and nine months ended April 30, 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the stock-based payment arrangements totaled $1,669 and $3,462 for the three and nine months ended April 30, 2006, respectively.

Recently Issued Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP FAS 109-2”). FSP FAS 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) exception regarding non-recognition of deferred tax liabilities and requires explanatory disclosures from those who need the additional time. As of April 30, 2006, the Company has recorded $17,000, net of certain foreign tax credits, to provide for amounts that will be due to the U.S. government resulting from the election to repatriate $400,000 of previously undistributed earnings of foreign subsidiaries. The Company is required to complete the repatriation prior to July 31, 2006.

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

Back to Contents

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No.155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is in the process of assessing the effect of SFAS No. 155 on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The Company is in the process of assessing the effect of SFAS No. 156 on its consolidated financial statements and does not expect its adoption to have a material effect on the Company’s results of operations, cash flows or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the period from the Company’s fiscal 2005 year end (July 31, 2005) to the end of the Company’s third fiscal quarter (April 30, 2006), there was no material change in the market risk information previously reported in Item 7A of the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2005.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal third quarter ended April 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Back to Contents

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

(In thousands)

In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by Pall Corporation (the “Company” or “Pall”) in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order (“the REO”) requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. Gelman’s plan has been approved by both the Court and the State. Although Gelman has met monthly milestones established under the plan and although contaminant concentrations have been significantly reduced, groundwater concentrations remain above acceptable levels in much of the affected area. The Court, however, concluded that Gelman was in compliance with the terms of the REO in a subsequent order issued in December 2004 (see below) and has expressed its satisfaction with Gelman’s progress during hearings both before and after the five year period expired. Neither the State nor the Court has sought or suggested that Gelman should be penalized based on the continued presence of groundwater contamination at the site.

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

By Order dated July 19, 2005, the Court granted Gelman’s motion for partial summary disposition, in part, dismissing two of the City’s three common law claims. In December 2005, Gelman filed two motions for partial summary disposition seeking dismissal of the City’s claims for injunctive relief and the majority of its monetary claims. The City filed a motion for summary disposition with regard to Gelman’s liability under state statute. Rather than hear the motions, the Court ordered the parties into settlement facilitation. The facilitation period was recently extended to allow the parties to continue these settlement negotiations. To accommodate the facilitation, the trial in this matter has been rescheduled to late Fall 2006.

Back to Contents

On June 25, 2004, the Company was sued in the United States District Court for the Eastern District of Michigan by a private plaintiff in connection with the groundwater contamination. The complaint seeks both money damages and injunctive relief requiring remediation of the contamination. The plaintiff also seeks to represent a larger class of property owners and residents who plaintiff claims are affected by the groundwater contamination. On August 25, 2004, the Company filed a motion for summary judgment seeking to dismiss the plaintiff’s claims. In response, plaintiff’s counsel sought and was granted permission to amend the complaint. An amended complaint was filed on November 17, 2004, which added seven plaintiffs. The Company renewed its motion for summary judgment on December 27, 2004, asserting various grounds for dismissing the complaint as to each plaintiff. As ordered by the Court, the Company withdrew its motion to allow plaintiffs an opportunity to further amend its complaint and conduct limited discovery. Plaintiffs filed a second amended complaint on March 9, 2005, adding two claims under the federal Resource Conservation and Recovery Act (“RCRA”). Discovery on specific issues related to the seven plaintiffs has been completed, and on October 17, 2005, the Company renewed for a third time its motion for summary judgment, asserting that none of the plaintiffs have established claims under any of the counts alleged, including RCRA. By order dated January 30, 2006, the Court granted the Company’s motion and dismissed the entire case. The period for filing an appeal by right has expired.

On August 10, 2005, the City filed a lawsuit against Gelman under the Federal Superfund Statute (“CERCLA”) for recovery of the City’s alleged response costs, including well replacement costs. The City is seeking in this matter essentially the same relief it is seeking in the above-described state court action. In October 2005, Gelman filed a Motion for Stay, seeking to stay these federal proceedings pending resolution of the parallel state court action. The City subsequently filed a motion for summary judgment regarding Gelman’s liability under CERCLA. The parties have agreed to include this matter in the settlement facilitation ordered by the state court and to stay this matter pending the outcome of the facilitation process. The parties have been informed that the Court will place this action on “administrative leave” without prejudice to the City’s right to restart the litigation if the matter is not resolved through the facilitation process.

A local resident and the City of Ann Arbor filed petitions for a contested case on November 26, 2005 and November 30, 2005, respectively. The petitions challenge various aspects of the discharge permit issued to Gelman by the State on September 30, 2005. The petitions commence an administrative adjudicative hearing, which can result in changes to the discharge permit. Company management does not believe there is substantive merit to the claims made in either petition. The Administrative Law Judge has consolidated both petitions into one proceeding. The Administrative Law Judge has also stayed this proceeding to allow the City and Gelman to attempt to resolve this matter through the facilitative process described above. No damages are being sought in this proceeding.

The Company’s condensed consolidated balance sheet at April 30, 2006 contains a reserve for environmental liabilities of approximately $20,893, which relates primarily to the aforementioned items. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.

Reference is also made to the Contingencies and Commitments note (Note 8) in the notes accompanying the condensed consolidated financial statements in this report.

ITEM 6. EXHIBITS.

See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation
June 9, 2006	/s/	LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer and Treasurer

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