Form 10-K
period 2006-07-31
PALL CORP
filed 2006-10-13
CIK 75829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes No

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on January 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,587,876,704.

On September 26, 2006, there were 122,234,443 outstanding shares of the registrant’s common stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for the 2006 annual meeting of shareholders, scheduled to be held on November 15, 2006 (hereinafter referred to as the “Proxy Statement”), are incorporated by reference into Part III of this report.

Back to Contents

PART I

ITEM 1. BUSINESS.

GENERAL:

Pall Corporation, a New York corporation incorporated in July 1946, and its subsidiaries (hereinafter collectively called the “Company” or referred to as “we” or “our” unless the context requires otherwise) is a leading supplier of integrated filtration, separation and purification technologies, principally made by the Company using its engineering capability, proprietary filter media, and other fluid clarification and separations equipment for the removal of solid, liquid and gaseous contaminants from a wide variety of liquids and gases.

We serve customers in two principal business groups: Life Sciences and Industrial. The Life Sciences business group is focused on developing, manufacturing and selling products to customers in the Medical and BioPharmaceuticals marketplaces. The Industrial business group is focused on developing, manufacturing and selling products to customers in the Aerospace, Microelectronics and General Industrial marketplaces. These business groups are supported by shared and corporate services groups that facilitate the Company’s corporate governance and business activities globally. The transition to this business structure began in fiscal year 2005 and was substantially completed by the end of fiscal year 2006. While there is overlap in the intellectual property that underlies the products sold by the business groups, we believe that this structure positions the Company for future profitable growth. This business structure holistically focuses on the global marketplace presenting opportunities for efficiencies and cost reduction in all of the business groups while leveraging our entire intellectual property portfolio to the marketplaces efficiently.

With few exceptions, research activities conducted by the Company are Company sponsored. Research expenditures totaled $57,371,000 in 2006, $56,183,000 in 2005 and $57,279,000 in 2004.

No one customer provided 10% or more of the Company’s consolidated sales in fiscal years 2006, 2005 or 2004.

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

At July 31, 2006, the Company employed approximately 10,828 persons.

For financial information of the Company by market segment and geography, please see the Segment Information and Geographies note in the notes accompanying the consolidated financial statements of the Company and the sections under the captions “Review of Market Segments and Geographies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7 of this report).

Additional information about the Company is available on its website at www.pall.com. The Company’s periodic and current reports filed with the U.S. Securities and Exchange Commission (“SEC”) are also available free of charge on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

OPERATIONS:

Pall Corporation is a broad-based filtration, separation and purification company. Our proprietary products are used to discover, develop and produce synthetically and organically derived drugs as well as vaccines, produce safe drinking water, protect hospital patients as in the case of our blood filters, bacterial detection systems and hospital water filtration products, enhance the quality and efficiency of manufacturing processes, keep equipment such as manufacturing equipment and airplanes running efficiently and protect the environment. Requirements for product quality, purity, environmental preservation, health and safety apply to a wide range of industries and across geographic borders. We have a 60-year history of commercializing successful products and continue to develop new materials and technologies for our Life Sciences and Industrial customers and their increasingly difficult fluid filtration, purification and separation challenges. We have an array of core materials and technologies that can be combined and manipulated in many ways to solve complex fluid separation challenges. These proprietary materials, coupled with our ability to engineer them into useful forms and place them into fully integrated systems, are the cornerstone of our capabilities. Our proprietary materials enable us to provide customers with products that are well matched to their needs, to develop new products and to enter new markets.

Back to Contents

We actively pursue applications in which Pall products can make a substantial difference to the customer and especially target projects, under the umbrella of our Total Fluid Management (“TFM”) strategy, whereby we can engineer integrated filtration, purification and separation system solutions that will enhance performance and economics. Our TFM strategy utilizes all of our resource capabilities to help our customers improve operating efficiencies within their processes through the optimal selection and integrated use of filtration and separation products. This approach makes use of our engineering and scientific expertise in process fluid flow to create unique cost-effective solutions for our customers. Our integrated systems solutions are an important part of this approach which tends to couple or automate filtration/separation steps for greater ease and economy of use. These systems typically include our proprietary consumable filtration products which, when fully commissioned, expect to provide for an ongoing annuity stream primarily through the sales of our consumable filtration products. Systems represent a growing portion of our revenues. Consumable filtration products sold are principally filters made with proprietary Pall filter media produced by chemical film casting, melt blowing of polymer fibers, papermaking and metallurgical processes. Metal and plastic housings for our filters and a wide variety of appurtenant devices are also produced.

Competition is intense in all of our markets and includes many small and large companies in our global markets. However, in many of the markets in which we participate, there are significant barriers to entry limiting the number of qualified suppliers. These barriers are the result of needing specific regulatory qualification or validation and/or the critical technical performance and reliability of the products that must be provided. Our broad array of patented materials and product designs coupled with our engineering and manufacturing expertise and our global reach enables us to provide our customer base with differentiated product performance and value.

LIFE SCIENCES GROUP:

In the first quarter of fiscal year 2005, the Biosciences division results, which were previously part of the BioPharmaceuticals segment, have been recorded within the Medical segment. Life Sciences segment information for the prior period has been restated for this change.

Our Life Sciences technologies facilitate the process of drug discovery, development and production through use by the medical community. Pall technologies are also used at the point of patient care. Our broad capability in the life sciences industry is a competitive strength and an important element of our strategy going forward.

Sales in the medical and biopharmaceuticals markets are made through direct sales and through distribution. Backlog information is omitted for these markets, as we do not consider it meaningful to an understanding of these portions of the Company’s business.

Safety, efficacy, ease of use, technical support, product delivery and price are all important considerations among our life sciences customers. Pricing for our blood filtration products has become a major consideration as our customers have increasingly become large centralized procurers, such as blood centers in the Western Hemisphere and nationalized blood services in Europe. Our principal competitors in the Medical space include Baxter, Asahi Medical, MacoPharma, Terumo and Fresenius, and our principal competitors in the BioPharmaceuticals space include Millipore, Sartorius and CUNO (a 3M company) and Amersham Biosciences (part of GE Healthcare).

MEDICAL:

Our Medical products improve the safety of blood transfusions and help control the spread of infections in hospitals. The Company’s products are also used in research laboratories in drug discovery, gene manipulation and proteomics applications. Products related to transfusion safety are the Company’s largest product family. Our blood filters separate the various components of donor blood (red blood cells, plasma and platelets) for specified reuse in patient care and remove unwanted components and viruses. For example, our filters can remove unwanted white cells and infectious prions from donor blood. Pall’s enhanced Bacterial Detection System tests platelets for the presence of bacteria prior to transfusion. Prion reduction and bacterial detection are newer market opportunities for us. Hospital acquired infections continue to be a major problem for the world’s health care systems. Our water, breathing circuit, intravenous filters and other medical devices help protect patients from costly infections.

BIOPHARMACEUTICALS:

We sell separation systems and disposable filters primarily to pharmaceutical and biotechnology companies for use by them in their development and commercialization of synthetically and organically derived drugs and vaccines. We provide a broad range of advanced filtration solutions for each critical stage of drug development through drug production. Our filtration systems and validation services allow drug manufacturers a quick and reliable path through the regulatory process and on to the market.

We believe that our established record of product performance and innovation, as well as our ability to sell a complete range of products and integrated systems solutions, gives us a strong competitive advantage among biopharmaceutical customers because of the high costs and safety risks associated with drug development and production.

Back to Contents

INDUSTRIAL GROUP:

We provide enabling and process enhancing technologies throughout the industrial marketplace. This includes the aerospace, microelectronics, municipal and industrial water, fuels, chemicals, energy, and food and beverage markets. We have the capability to provide customers with integrated solutions for all of their process fluids.

GENERAL INDUSTRIAL:

Included in this diverse space are sales of filters, coalescers and integrated separation systems for hydraulic, fuel and lubrication systems on mechanical equipment across many industries, as well as to producers of energy (i.e., oil, gas, electricity and chemicals), food and beverages, municipal and industrial water. Virtually all of the raw materials, process fluids and waste streams that course through industry are candidates for multiple stages of filtration, separations and purification.

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

Within the energy space, much change is under way driven by a need to produce more clean and efficient fuels and power generating systems. A large amount of research and development work has and continues looking to create, as examples, the new hydrogen economy, biofuels to augment fuels supplies, gas to liquids programs, coal gasification and wind energy. These developments are in addition to programs that seek to efficiently remove pollutants from our current fuel supplies and better manage water that is produced or used within these processes. Our work with major petroleum producers and engineering firms in this area has been significant and is helping these companies to commercialize new processes.

Backlog at July 31, 2006 was approximately $214,572,000 compared with $144,985,000 at July 31, 2005. Our sales to General Industrial customers are made through our personnel, distributors and manufacturers’ representatives. We believe that our TFM strategy and ability to engineer fully integrated systems solutions underscored by product performance and quality, and service to the customer, as well as price, are the principal competitive factors in this market. Our principal competitors in the General Industrial segment include CUNO (a 3M company), GE Water & Process Technologies (a unit of General Electric Company), US Filter (a Siemens business), Sartorius and Parker Hannifin.

AEROSPACE:

We sell filtration and fluid monitoring equipment to the aerospace industry for use on commercial and military aircraft, including hydraulic, lubrication, and fuel filters, coalescers to remove water from fuel, filters to remove viruses from aircraft cabin air and filter monitoring systems. Our products and systems are also used in ships and land-based military vehicles. Commercial and Military sales represented 47% and 53%, respectively, of total Aerospace sales in fiscal year 2006.

Our products are sold to customers in this segment through a combination of direct sales to airframe and other vehicular customers (including the Military) and through our distribution partner, Satair A/S (“Satair”), for the commercial aerospace “aftermarket”. Backlog at July 31, 2006 was approximately $112,672,000 compared with $98,070,000 at July 31, 2005. Competition varies by product, and no single competitor competes with us across all sub-segments of Aerospace; however, our principal competitors include Donaldson, ESCO Technologies Inc. and CLARCOR.

We believe that efficacy, performance and quality of product and service, as well as price, are determinative in most sales.

Back to Contents

MICROELECTRONICS:

We sell highly sophisticated filtration and purification technologies for the semiconductor, data storage, fiber optic, advanced display and materials markets. The Company provides a comprehensive suite of contamination control solutions for chemical, gas, water, chemical mechanical polishing (CMP) and photolithography processes to meet the needs of this demanding industry. Integrated circuits, which control almost every device or machine in use today, require exceedingly high levels of filtration technologies which Pall provides. While this part of the market has historically been cyclical, it has recently become less so. Pall has strategically diversified into the fast growing consumer electronics space to lessen the impact of the industry’s cycles. MP3 players, video games and consoles, cell phones, flat screen TVs and printers are even greater drivers of our business today than computers.

Our products are sold to customers in this segment through our own personnel, distributors and manufacturers’ representatives. Backlog at July 31, 2006 was approximately $30,988,000 compared with $16,579,000 at July 31, 2005. We believe that performance, quality of product, innovation and service are the most important factors in the majority of sales in this market. The principal competitors in the Microelectronics market include Entegris (formerly Mykrolis) and Mott.

The following comments relate to the two business groups, and five marketplaces discussed above:

RAW MATERIALS:

Most raw materials used by the Company are available from multiple sources. A limited number of materials are proprietary products of major chemical companies. Management believes that the Company could obtain satisfactory substitutes for these materials should they become unavailable.

PATENTS:

The Company owns a broad range of patents covering its filter media, filter designs and other products, but it considers these to be mainly defensive, and relies on its proprietary manufacturing methods and engineering skills. However, it does act against infringers when management believes such action is economically justified.

ITEM 1A. RISK FACTORS.

The risk factors described below are not inclusive of all risk factors but highlight those that the Company believes are the most significant and that could impact its performance and financial results. These risk factors should be considered together with all other information presented in this Form 10-K report.

Changes in product mix and product pricing may affect the Company’s operating results particularly as the systems business expands in which significantly longer sales cycles are experienced with less predictable revenue and no certainty of future revenue streams from related consumable product offerings and services.

The Company’s TFM strategy is partially reliant on sales of integrated systems. As systems are generally sold at lower gross margins than many other products, gross margins could decline if systems sales continue to grow as a percentage of total sales and the anticipated future revenue streams from related consumable product offerings and services are not realized.

Increases in costs of manufacturing and operating costs may affect operating results.

The Company’s costs are subject to fluctuations particularly due to changes in commodity prices, raw materials, energy and related utilities and cost of labor. The achievement of the Company’s financial objectives is reliant on its ability to manage these fluctuations through cost savings actions and efficiency initiatives.

The Company may not be able to achieve the savings anticipated from its cost reduction and margin improvement initiatives including the timing of completion of its facilities rationalization initiative.

In fiscal year 2006, the Company began an extensive program to restructure manufacturing operations, including the closing of up to 12 facilities around the globe. One of the purposes of this initiative is to reduce manufacturing costs and improve gross margins. Unexpected delays or other factors in the facilities rationalization initiative and other cost reduction initiatives could impact the Company’s ability to realize the anticipated savings and the planned impact to improve or maintain gross margins.

Fluctuations in foreign currency exchange rates and interest rates may affect operating results.

In fiscal year 2006, the Company derived 66% of sales from outside the United States. Sales outside the United States are typically made in the local currencies of those countries. As a result, fluctuations in currency exchange rates may affect operating results. Giving effect to interest rate swaps, the Company’s debt portfolio was approximately 55% variable rate at July 31, 2006. Fluctuations in interest rates may affect operating results.

The Company may not be able to obtain regulatory approval or market acceptance of new technologies.

Part of the Company’s planned growth is dependent on new products and technologies. Some of those new products may require regulatory approval. Growth from those new technologies may not be realized if regulatory approval is not granted or customer demand for those products or technologies does not materialize.

Back to Contents

Changes in demand for the Company’s products and business relationships with key customers and suppliers including delays or cancellations in shipments may affect operating results.

To achieve its objectives, the Company must develop and sell products that are subject to the demands of customers. This is dependent on many factors including, but not limited to, managing and maintaining relationships with key customers, responding to the rapid pace of technological change and obsolescence, which may require increased investment by or greater pressure to commercialize developments rapidly or at prices that may not fully recover the associated investment, and the effect on demand resulting from customers’ research, development and capital expenditure plans.

The manufacturing of the Company’s products is dependent on an adequate supply of raw materials. The Company’s ability to maintain an adequate supply of raw materials could be impacted by the availability and price of those raw materials and maintaining relationships with key suppliers.

The Company may not successfully enforce patents and protect proprietary products and manufacturing techniques.

Some of the Company’s products, as well as some competitor’s products, are based on patented technology and other intellectual property rights. Some of these patented technologies and intellectual property require substantial resources to develop. Operating results may be affected by the Company’s ability to defend its intellectual property against unauthorized use by others as well as third-party challenges to its intellectual property.

The Company may not be able to successfully complete or integrate acquisitions.

In so far as acquisition opportunities are identified, there is no assurance of the Company’s ability to complete any such transactions and successfully integrate the acquired business as planned.

The Company is subject to domestic and international competition in all of its global markets.

The Company is subject to competition in all of the global markets in which it operates. The Company’s achievement of its objectives is reliant on its ability to successfully respond to many competitive factors including, but not limited to, pricing, technological innovations, product quality, customer service, manufacturing capabilities and hiring and retention of qualified personnel.

The Company may be impacted by global and regional economic conditions and legislative, regulatory and political developments.

The Company conducts operations around the globe. The Company expects to continue to derive a substantial portion of sales and earnings from outside the United States. Sales and earnings could be impacted by the Company’s ability to manage the risks and uncertainties associated with the application of local legal requirements or the enforceability of laws and contractual obligations, trade protection measures, changes in tax laws, regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and natural disasters as well as health epidemics or pandemics.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

Back to Contents

ITEM 2. PROPERTIES.

The following are the Company’s principal facilities (i.e., facilities with square footage in excess of 25,000 square feet), which in the opinion of management are suitable and adequate to meet the Company’s requirements:

Location	Principal Activities (1)	Principally Supports the Following Business Groups (2)	Fiscal Year 2006 Square Footage
OWNED:
Western Hemisphere
Cortland, NY	M,L,S	A	338,000
East Hills, NY	A	A	320,000
DeLand, FL	M	PI	279,000
Fajardo, Puerto Rico	M,L,W	PLS	258,000
Pt. Washington, NY	L,S	A	234,000
Ann Arbor, MI	M,W,S	PLS	184,000
New Port Richey, FL	M,S	PI	179,000
Timonium, MD	M,S	PI	160,000
Ft. Myers, FL	M,W	PI	111,000
Pensacola, FL	M	PLS	93,000
Hauppauge, NY	M	PLS	75,000
Putnam, CT	M	PI	63,000
Covina, CA	M,S,W	PLS	55,000
Europe
Bad Kreuznach, Germany	M	PI	390,000
Portsmouth, U.K.	A	A	381,000
Waldstetten, Germany	M	PI	249,000
Crailsheim, Germany	M	PI	215,000
Tipperary, Ireland	M	PI	178,000
Redruth, U.K.	M,W,S	PI	163,000
Ilfracombe, U.K.	M	PLS	125,000
Newquay, U.K.	M	PLS	110,000
Bazet, France	M	PI	101,000
Frankfurt, Germany	W,S	A	75,000
Saint Germain, France	W,L,S	A	60,000
Ascoli, Italy	M,W	PLS	59,000
Asia
Tsukuba, Japan	A	PI	122,000
LEASED:
Western Hemisphere
Cortland, NY	W	PI	81,000
Covina, CA	M,W	PLS	79,000
Timonium, MD	M	PI	71,000
San Diego, CA	M	PLS	26,000
Europe
Milan & Ascoli, Italy	S,W,L	A	105,000
Johannesburg, South Africa	S,W	A	96,000
Frankfurt & Hamburg, Germany	S,W	A	61,000
Madrid, Spain	S,W,L	A	61,000
Vienna, Austria	S,W	A	44,000
Cergy, France	A	PLS	43,000
Ternay, France	M,S,W	PI	33,000
Saint Germain, France	S	A	26,000
Stroud, U.K.	M	PLS	25,000
Asia
Beijing, China	M,S,W	PI	311,000
Melbourne & Somersby, Australia	S,W	A	102,000
Tokyo, Osaka, Nagoya, Japan	S	A	47,000
(1) Definition of Principal Activities		(2) Definition of Business Groups
M: Manufacturing activities		PLS: Pall Life Sciences
L: Laboratories for research & development and validation activities		PI: Pall Industrial CS: Corporate and Shared Services A: All of the above
W: Warehousing activities
S: Sales, marketing and administrative activities
A: All of the above

Back to Contents

ITEM 3. LEGAL PROCEEDINGS.

The Company has environmental matters discussed below at the following four U.S. sites: Ann Arbor, Michigan; Pinellas Park, Florida; Glen Cove, New York and Hauppauge, New York.

The Company’s balance sheet at July 31, 2006 contains environmental liabilities of $19,733,000, which relate to the items discussed below. In the opinion of Company management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.

Reference is also made to the Contingencies and Commitments note in the notes accompanying the consolidated financial statements in this report.

Ann Arbor, Michigan:

In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by Pall Corporation (the “Company” or “Pall”) in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900,000 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order (the “REO”) requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. Gelman’s plan has been approved by both the Court and the State. Although Gelman has met monthly milestones established under the plan and although contaminant concentrations have been significantly reduced, groundwater concentrations remain above acceptable levels in much of the affected area. The Court, however, concluded that Gelman was in compliance with the terms of the REO in a subsequent order issued in December 2004 (see below) and has expressed its satisfaction with Gelman’s progress during hearings both before and after the five-year period expired. Neither the State nor the Court has sought or suggested that Gelman should be penalized based on the continued presence of groundwater contamination at the site.

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

In correspondence dated June 5, 2001, the State asserted that additional stipulated penalties in the amount of $142,000 were owed for a separate alleged violation of the consent judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request “under advisement”, pending the results of certain groundwater monitoring data. Those data have been submitted to the Court, but no ruling has been issued. On August 9, 2001, the State made a written demand for reimbursement of $227,470 it has allegedly incurred for groundwater monitoring. The State recently updated the amount of this claim, which is now approximately $305,000. Gelman considers this claim barred by the consent judgment.

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

Back to Contents

In December 2005, Gelman filed two motions for partial summary disposition seeking dismissal of the City’s claims for injunctive relief and the majority of its monetary claims. The City filed a motion for summary disposition with regard to Gelman’s liability under state statute. Rather than hear the motions, the Court ordered the parties into settlement facilitation. The facilitation period was recently extended to allow the parties to continue the settlement facilitation. Gelman is currently in negotiations with the City on the terms of the proposed settlement. If a settlement is not reached, the trial in this matter has been rescheduled to late fall 2006.

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

A local resident and the City filed petitions for a contested case on November 26, 2005 and November 30, 2005, respectively. The petitions challenge various aspects of the discharge permit issued to Gelman by the State on September 30, 2005. The petitions commence an administrative adjudicative hearing, which can result in changes to the discharge permit. Company management does not believe there is substantive merit to the claims made in either petition. The Administrative Law Judge has consolidated both petitions into one proceeding. The Administrative Law Judge has also stayed this proceeding to allow the City and Gelman to attempt to resolve this matter through the facilitative process described above. No damages are being sought in this proceeding.

On June 25, 2004, the Company was sued in the United States District Court for the Eastern District of Michigan by a private plaintiff in connection with the groundwater contamination. The complaint seeks both money damages and injunctive relief requiring remediation of the contamination. The plaintiff also seeks to represent a larger class of property owners and residents who plaintiff claims are affected by the groundwater contamination. On August 25, 2004, the Company filed a motion for summary judgment seeking to dismiss the plaintiff’s claims. In response, the plaintiff’s counsel sought and was granted permission to amend the complaint. An amended complaint was filed on November 17, 2004, which added seven plaintiffs. The Company renewed its motion for summary judgement on December 27, 2004, asserting various grounds for dismissing the complaint as to each plaintiff. As ordered by the Court, the Company withdrew its motion to allow the plaintiffs an opportunity to further amend their complaint and conduct limited discovery. The plaintiffs filed a second amended complaint on March 9, 2005, adding two claims under the Federal Resource Conservation and Recovery Act (“RCRA”). Discovery on the specific issues related to the seven plaintiffs was completed, and on October 17, 2005, the Company renewed, for a third time, its motion for summary judgment, asserting that none of the plaintiffs had established claims under any of the counts alleged, including RCRA. By order dated January 30, 2006, the Court granted the Company’s motion and dismissed the entire case. The period for filing an appeal by right has expired.

Pinellas Park, Florida:

In 1995, as part of a facility closure, an environmental site assessment was conducted to evaluate any soil and groundwater impacts from chemicals that may have been used at the Company’s Pinellas Park facility during the previous 24-year period of manufacturing and testing operations. MIBK (methyl isobutyl ketone) concentrations in groundwater were found to be higher than regulatory levels. Soil excavation was conducted in 1998 and subsequent groundwater sampling showed MIBK concentrations below the regulatory level.

In October 2000, environmental consultants for a prospective buyer of the property found groundwater contamination at the Company’s property. In October 2001, a Site Assessment Report (“SAR”), which detailed contamination concentrations and distributions, was submitted to the Florida Department of Environmental Protection (“FDEP”).

In July 2002, a Supplemental Contamination Assessment Plan and an Interim Remedial Action Plan (“IRAP”) were prepared by the Company’s consultants/contractors and submitted to the FDEP. A revised IRAP was submitted by the Company in December 2003, and it was accepted by the FDEP in January 2004. A Remedial Action Plan (“RAP”) was submitted in June 2004. Final approval of the RAP was received on August 26, 2006. Pursuant to the approved RAP, the Company began active remediation on the property. On March 31, 2006, the FDEP requested that the Company investigate the off-site migration of contaminants. Pursuant to the request from the FDEP, the Company is in the process of an investigation for off-site contamination which is expected to be completed by February 2007.

Back to Contents

Glen Cove, New York:

A March 1994 report indicated groundwater contamination consisting of chlorinated solvents at a neighboring site to the Company’s Glen Cove facility, and later reports found groundwater contamination in both the shallow and intermediate zones at the facility. In 1999, the Company entered into an Order on Consent with the New York State Department of Environmental Conservation (“NYSDEC”), and completed a Phase II Remedial Investigation at the Glen Cove facility.

The NYSDEC has finalized the Record of Decision (“ROD”) for the shallow and intermediate groundwater zone termed OU-1, and the Company has signed an Order on Consent for OU-1 effective July 5, 2004. This Order requires the Company to prepare a Remedial Design/Remedial Action (“RD/RA”) Work Plan to address groundwater conditions.

The Company recently completed a pilot test involving the injection of a chemical oxidant into on-site groundwater. Data demonstrated that, in general, the pilot test successfully reduced contaminant levels. However, the data from monitoring wells along the site’s boundary at Sea Cliff Avenue indicate that contaminated groundwater continues to migrate in the 25 to 60 foot zone from the upgradient Photocircuits Corporation (“Photocircuits”) site. The Company submitted a pilot test report to NYSDEC in May 2006 and is preparing responses to comments it received on the report. The next step in the remedial program will be the preparation of an RD/RA Work Plan for the site that will take into account the ongoing migration of contaminated groundwater from the Photocircuits site.

The ROD for the deep groundwater zone (“OU-2”) has been deferred by the NYSDEC until additional data is available to delineate contamination and select an appropriate remedy. The NYSDEC requested the Company and Photocircuits to enter into a joint Order on Consent for the remedial investigation. Photocircuits was not willing to enter into an Order and the Company has been informed by the NYSDEC that it will undertake the OU-2 investigation at the Photocircuits property. Photocircuits is now in Chapter 11 bankruptcy and, in or about March 2006, the assets of Photocircuits’ Glen Cove facility were sold to American Pacific Financial Corporation. The NYSDEC has not pursued the Company to enter into an Order for the OU-2 investigation at its site.

Hauppauge, New York:

On December 3, 2004, a third-party action was commenced against the Company in the United States District Court for the Eastern District of New York in connection with groundwater contamination. In the primary action, plaintiff Anwar Chitayat (“Chitayat”/“the plaintiff”) seeks recovery against defendants Vanderbilt Associates and Walter Gross for environmental costs allegedly incurred, and to be incurred, in connection with the disposal of hazardous substances from property located in Hauppauge, New York (“the Site”). The Site is a property located in the same industrial park as a Company facility. Vanderbilt Associates is the prior owner of the property and Walter Gross was a partner in Vanderbilt Associates. Walter Gross died in May 2005, and in August 2005, following the issuance of letters testamentary, Barbara Gross was substituted as a third-party plaintiff. Barbara Gross claims that the Company is responsible for releasing hazardous substances into the soil and groundwater at its property, which then migrated to the Site. Barbara Gross seeks indemnification and contribution under Section 113 of CERCLA from third-party defendants, including the Company, in the event she is liable to Chitayat.

Chitayat alleges that prior to 1985, Vanderbilt Associates leased the Site to Sands Textiles Finishers, Inc. for textile manufacturing and dry cleaning. Chitayat alleges that hazardous substances were disposed at the Site during the time period that Walter Gross and Vanderbilt Associates owned and/or operated the Site, which migrated from the Site to surrounding areas. Chitayat alleges that in August 1998, he entered into a Consent Order with the NYSDEC which resulted in NYSDEC investigating the Site and developing a remediation plan, and required Chitayat to reimburse the State via a periodic payment plan. Chitayat alleges that the total response costs will exceed $3,000,000, and that he has incurred more than $500,000 in costs to date.

In 2005, the plaintiff moved to amend his complaint to add a claim for contribution under Section 113 of CERCLA against the Company, and the Company opposed the proposed amendment. In March 2006, the Court terminated the plaintiff’s motion to amend, and plaintiff has not renewed his motion. As a result, the only claim asserted against the Company is by Barbara Gross.

The NYSDEC has designated two operable units (“OUs”) associated with the Site. OU-1 relates to the “on-site” contamination at 90, 100 and 110 Oser Avenue, and represents the geographic area which Chitayat alleges will result in response costs in excess of $3,000,000. OU-2 relates to off-site groundwater contamination migrating away from the Site. In January 2006, the NYSDEC issued a ROD selecting a remedial program for OU-2 which is projected to cost approximately $4,500,000 to implement.

Back to Contents

Fact discovery in the case was completed in January 2006. Experts for plaintiff, Barbara Gross, Vanderbilt Associates and the Company served expert reports in March and April 2006, and expert discovery was concluded in May 2006. There is a dispute among the experts as to whether contaminants from the Company’s facility have contributed to cleanup costs at the Site and, if so, to what extent. In September 2006, the Court established a briefing schedule for all parties to submit summary judgment motions, and for Barbara Gross and the Company to make motions to strike certain expert testimony. The Company’s motions for summary judgment and to strike expert testimony were filed with the Court on October 6, 2006, and the plaintiff must serve opposition papers by November 6, 2006. The Company must file reply papers by November 20, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of its fiscal year 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age(1)	Current Positions Held	First Appointed an Executive Officer
Eric Krasnoff(2)	54	Chairman and Chief Executive Officer	1986
Marcus Wilson(2)	51	President	1998
Lisa McDermott	41	Chief Financial Officer and Treasurer	2006
Donald B. Stevens	61	Chief Operating Officer and President, Industrial	1994
Roberto Perez	57	Group Vice President and President, Life Sciences	2003
Mary Ann Bartlett	60	Senior Vice President, General Counsel and Corporate Secretary	1997

(1) Age as of October 12, 2006.

(2) Messrs. Krasnoff and Wilson are directors of the Company and members of the Board’s Executive Committee.

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

		2006		2005		Cash Dividends Declared Per Share
Price per share		High	Low	High	Low	2006	2005
Quarter:	First	$31.20	$25.21	$25.89	$22.07	$0.10	$0.09
	Second	29.12	25.85	29.80	25.87	0.11	0.10
	Third	31.61	27.66	27.89	25.68	0.11	0.10
	Fourth	32.44	25.61	31.52	26.19	0.11	0.10

As of September 26, 2006 there were approximately 4,054 holders of record of the Company’s common stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of the Company’s common stock during the quarter ended July 31, 2006.

	(In thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2006 to May 31, 2006	669	$29.90	669	$235,000
June 1, 2006 to June 30, 2006	1,740	$28.73	1,740	$185,000
July 1, 2006 to July 31, 2006	960	$26.02	960	$160,027
Total	3,369	$28.19	3,369

(1)

On October 17, 2003, the Company’s Board of Directors (“the Board”) authorized and announced the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. On October 14, 2004, the Board authorized the additional expenditure of up to another $200,000 for the repurchase of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the fourth quarter of fiscal year 2006, we purchased 3,369 shares in open-market transactions at an aggregate cost of $94,977 with an average price per share of $28.19. Total repurchases in fiscal year 2006 were 3,556 shares at an aggregate cost of $100,727 with an average price per share of $28.33. Total repurchases in fiscal year 2005 were 2,435 shares at an aggregate cost of $64,246 with an average price per share of $26.38. Total repurchases in fiscal year 2004 were 3,099 shares at an aggregate cost of $75,000 with an average price per share of $24.20. Therefore, $160,027 remains to be expended under the current stock repurchase program. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

During the fourth quarter of fiscal year 2006, there were no previously issued shares tendered in partial payment of employee stock option exercises. In fiscal year 2006, 2 shares were traded in by employees in payment of stock option exercises at an average price of $30.07 per share and an aggregate cost of $50.

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

(In millions, except per share data)	2006		2005		2004	2003	2002
RESULTS FOR THE YEAR:
Net sales	$2,016.8		$1,902.3		$1,770.7	$1,613.6	$1,290.8
Cost of sales	1,072.8		978.9		899.1	810.0	654.9
Gross profit	944.0		923.4		871.6	803.6	635.9
Selling, general and administrative expenses	641.0		621.4		583.5	536.2	440.0
Research and development	57.3		56.2		57.3	52.2	54.8
Restructuring and other charges, net	12.3		38.8		12.5	47.5	26.8
Interest expense, net	23.0		25.9		20.5	24.5	14.3
Earnings before income taxes	210.4	(a)	181.1	(c)	197.8	143.2	100.0	(d)
Provision for income taxes	64.9		40.3		46.2	40.0	26.8
Net earnings	$145.5	(b)	$140.8		$151.6	$103.2	$73.2
Earnings per share:
Basic	1.16		1.13		1.21	0.84	0.60
Diluted	1.16		1.12		1.20	0.83	0.59
Dividends declared per share	0.43		0.39		0.36	0.36	0.52
Capital expenditures	96.0		86.2		61.3	62.2	69.9
Depreciation and amortization of long-lived assets	95.7		90.9		88.9	83.9	74.0

YEAR-END POSITION:
Working capital	$846.2		$703.3		$629.3	$516.9	$477.8
Property, plant and equipment, net	621.0		608.8		600.4	600.2	605.1
Total assets	2,552.9		2,265.3		2,182.7	2,016.7	2,010.4
Long-term debt, net of current portion	640.0		510.2		488.7	489.9	619.7
Total liabilities	1,374.2		1,125.3		1,128.3	1,082.2	1,190.7
Stockholders’ equity	1,178.7		1,140.0		1,054.4	934.5	819.7

a)

Includes Restructuring and other charges, net, of $14.0, including $1.7 of other adjustments recorded in cost of sales; $0.9 related to a one-time purchase accounting adjustment to record, at market value, inventory acquired from the BioSepra Process Division (“BioSepra”) of Ciphergen Biosystems, Inc. This resulted in a $2.4 increase in acquired inventories, in accordance with SFAS No. 141, in the opening balance sheet and an increase in cost of sales of $0.9 in fiscal year 2006 concurrent with the sale of a portion of the underlying inventory. The adjustment is considered non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold in the period. Also reflects, $0.8 primarily comprised of incremental depreciation from the now planned early retirement of certain fixed assets recorded in conjunction with the Company’s facilities rationalization initiatives in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

b)	Includes expense of $8.9, after pro forma tax effect (7 cents per share) related to stock compensation and the adoption of SFAS 123 (R), Shared Based Payment (“SFAS No. 123 (R)”).
c)

Includes Restructuring and other charges, net, of $39.6, including $0.8 recorded in cost of sales related to the aforementioned inventory purchase accounting adjustment recorded in connection with the acquisition of BioSepra (refer to note (a) above).

d)

Includes Restructuring and other charges, net, of $32.8 (including $6.0 recorded in cost of sales related to a one-time purchase accounting adjustment to record, at market value, inventory acquired from FSG. This resulted in a $6.0 increase in acquired inventories in the opening balance sheet and an increase in cost of sales of $6.0 in fiscal year 2002 concurrent with the sale of the underlying inventory (refer to note (a) above for further explanation of this adjustment).

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

The matters discussed in this Annual Report on Form 10-K contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. All statements regarding future performance, earnings projections, earnings guidance, events or developments are forward-looking statements. Such risks and uncertainties include, but are not limited to: changes in product mix and product pricing particularly as we expand our systems business in which we experience significantly longer sales cycles and less predictable revenue with no certainty of future revenue streams from related consumable product offerings and services; increases in costs of manufacturing and operating costs including energy and raw materials; the Company’s ability to achieve the savings anticipated from cost reduction and margin improvement initiatives including the timing of completion of the facilities rationalization initiative; fluctuations in foreign currency exchange rates and interest rates; regulatory approval and market acceptance of new technologies; changes in business relationships with key customers and suppliers including delays or cancellations in shipments; success in enforcing patents and protecting proprietary products and manufacturing techniques; successful completion or integration of acquisitions; domestic and international competition in the Company’s global markets; and global and regional economic conditions and legislative, regulatory and political developments. The Company makes these statements as of the date of this report and undertakes no obligation to update them.

Business Reorganization

In fiscal year 2005, the Company undertook to reorganize its business structure into three underlying vertically integrated business groups: Life Sciences, comprising Medical and BioPharmaceuticals markets; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial marketplace; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water and Microelectronics markets. In fiscal year 2006, management began a further integration of the Industrial groups (Aeropower and Process Technologies) to form one vertically integrated Industrial business group. This reorganization has been substantially completed and the Company’s new structure consists of two vertically integrated business groups: Life Sciences and Industrial. Each business group has integrated support functions and responsibility for global manufacturing, sales and marketing and research and development functions to enable the Company to better meet its customers’ needs and in order to achieve greater efficiencies and profit growth.

This revised organizational structure is in contrast to the former matrix organizational structure where, within each geography, these functions supported the market-based part of the matrix on a shared basis (as opposed to being directly vertically integrated into these business groups). Senior management of the Company, including the Company’s chief executive officer, manages the Company and makes key decisions about the allocation of Company resources based on the two business units. The Company’s sales subsidiaries sell both Life Sciences and Industrial products. As such, overhead costs of these subsidiaries have been, and will continue to be, shared by the businesses.

Since the Company has changed its management approach, organizational structure, operating performance assessment and internal business unit financial reporting, a change to the manner in which the Company presents segment information in its financial statements will result. The accounting and financial reporting systems at each of the Company’s entities, as well as at the Corporate office, were assessed for conversion to support the strategic reorganization of the business and the requirements of management in the new structure. Additionally, certain of the internal segment financial reporting accounting principles utilized in the measurement and evaluation of the profitability of the Company’s business groups (such as the allocation of shared overhead costs) are also being reassessed for consistency with the underlying reorganized structure of the Company. The Company expects to begin utilizing a new global financial reporting system in the first quarter of fiscal 2007, reflecting financial results of the business groups consistent with how they will be managed and measured.

Back to Contents

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Although these estimates are based on Company management’s knowledge of current events and actions it may undertake in the future, actual results may differ from estimates. The following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results, and that require judgment. See also the notes accompanying the consolidated financial statements, which contain additional information regarding the Company’s accounting policies.

Purchase Accounting and Goodwill

Determining the fair value of certain assets and liabilities acquired in a business combination in accordance with SFAS No. 141 is judgmental in nature and often involves the use of significant estimates and assumptions. There are various methods used to estimate the value of tangible and intangible assets acquired, such as discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rates reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. There are also judgments made to determine the expected useful lives assigned to each class of assets and liabilities acquired.

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. The Company performs goodwill impairment tests at least annually, including whenever events or circumstances indicate impairment might have occurred. In response to changes in industry and market conditions, the Company could be required to strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. Based on impairment tests performed, there was no impairment of goodwill in fiscal years 2006, 2005 and 2004.

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

Allowance for Doubtful Accounts

Company management evaluates its ability to collect outstanding receivables and provide allowances when collection becomes doubtful. In performing this evaluation, significant estimates are involved, including an analysis of specific risks on a customer-by-customer basis. Based upon this information, Company management records in earnings an amount believed to be uncollectible. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Inventories

Inventories are valued at the lower of cost (principally on the first-in, first-out method) or market. The Company records adjustments to the carrying value of inventory based upon assumptions about historic usage, future demand and market conditions. These adjustments are estimates which could vary significantly, either favorably or unfavorably, from actual requirements if future conditions, customer inventory levels or competitive conditions differ from the Company’s expectations.

Back to Contents

Recoverability of Available-for-Sale Investments

Other than temporary losses relating to available-for-sale investments are recognized in earnings when Company management determines that the recoverability of the cost of the investment is unlikely. Such losses could result in a material adjustment in the period of the change. Company management considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other than temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether Company management intends to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value.

Defined Benefit Retirement Plans

The Company sponsors defined benefit retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liabilities related to those plans for which the benefit is actuarially determined (i.e., defined benefit plans). These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to calculate the liabilities and expense. The actuarial assumptions used by the Company are long-term assumptions and may differ materially from actual experience in the short-term due to changing market and economic conditions and changing participant demographics. These differences may have a significant effect on the amount of pension expense recorded by the Company.

Pension expense associated with our defined benefit plans was $32,819 in fiscal year 2006, which was based on a weighted average discount rate of 4.80% (calculated using the projected benefit obligation) and a weighted average expected long-term rate of return on plan assets of 6.63% (calculated using the fair value of plan assets).

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. If the expected long-term rate of return on plan assets was reduced by 50 basis points, projected pension expense in fiscal year 2006 would have increased approximately $1,800. The objective of the discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. The Company’s methodology for selecting the discount rate for the U.S. plans as of July 31, 2006 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The discount rate assumption for non-U.S. plans reflects the market rate for high-quality, fixed-income debt instruments. Both discount rate assumptions are based on the expected duration of benefit payments for each of the Company’s pension plans as of the annual measurement date and is subject to change each year. If the weighted average discount rate was reduced by 50 basis points, pension expense in fiscal year 2006 would have increased by approximately $4,400.

Accrued Expenses and Contingencies

Company management estimates certain material expenses in an effort to record those expenses in the period incurred. When no estimate in a given range is deemed to be better than any other, the low end of the range is accrued.

The accrual requiring the most judgmental estimation relates to environmental proceedings. Environmental accruals are recorded based upon historical costs incurred and estimates for future costs of remediation and on-going legal expenses which have a high degree of uncertainty.

Self-insured workers’ compensation insurance accruals are recorded based on insurance claims processed, including applied loss development factors as well as historical claims experience for claims incurred but not yet reported. Self-insured employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences between estimates and assumptions and actual results could result in an accrual requirement materially different from the calculated accrual.

Back to Contents

Income Taxes

Significant judgment is required in determining the worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. No assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the Company’s historical income tax provisions and accruals. Such differences could have a material effect on the Company’s income tax provision and net earnings in the period in which such a determination is made.

The Company records a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. While Company management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance would not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on the Company’s income tax provision and net earnings in the period in which such determination is made.

Results of Operations 2006 Compared with 2005

Review of Consolidated Results

Sales for the fiscal year 2006 increased 6% to $2 billion from $1.9 billion in fiscal year 2005. Exchange rates reduced reported sales by $35,412, primarily due to the strengthening of the U.S. dollar against the Euro, British Pound and Japanese Yen during the first nine months of the year, partly offset by the weakening of the U.S. dollar against certain other Asian currencies. In local currency (i.e., had exchange rates not changed year over year), sales increased 8%. Overall, pricing was flat for the full year, as decreased pricing in the Medical segment related to long-term contracts in the Western Hemisphere, was offset by increases achieved in the Company’s other businesses. In the fourth quarter, pricing was slightly positive and Company management expects pricing to improve by approximately 50 basis points in fiscal year 2007.

Microelectronics sales were up 20½% in local currency, as the Company continues to benefit from new fabrication construction and strength in the consumer electronics market. BioPharmaceuticals sales increased 12% driven by strong growth in consumables. General Industrial sales were up 5½%. Within General Industrial, the increase in sales reflects growth in all the submarkets with the exception of Municipal Water. Medical sales were up 1½% reflecting growth in the BioSciences portion of the business of 4% and an increase in the Blood Filtration submarket of 1½%. Aerospace sales increased 10% driven by increased Military sales and incremental, but discounted, sales attributable to the Company’s expanded agreement/relationship with Satair. Refer to discussion below for further details on the Satair agreement. By geography, local currency sales in Asia were up 14½% with all segments contributing to this gain. Growth was particularly strong in Microelectronics. In Europe, sales increased 6½% driven by strong growth in BioPharmaceuticals and Microelectronics. In the Western Hemisphere, sales grew 5½% as strong growth in Microelectronics, BioPharmaceuticals and Aerospace was partly offset by decreases in Medical. Company management expects overall sales growth in local currency to be in the range of 5%-7% in fiscal year 2007 compared with fiscal year 2006. For a detailed discussion of sales, refer to “Review of Market Segments and Geographies,” below.

Cost of sales, as a percentage of sales, increased to 53.2% from 51.5% in fiscal year 2005. This reflects pricing reductions in Medical sales in the Western Hemisphere as well as a movement toward in-line blood filtration (in Europe and Asia), which carry higher prices and profit in dollars but at a reduced margin. In addition, the increase reflects a mix change within consumables to lower margin sales, such as Microelectronics’ increased sales to OEM customers and Aeropower sales to Satair at lower distributor margins. Cost of sales was also impacted by systems sales increases in Energy markets, with lower margins. In addition, the increase in cost of sales reflects transitional costs, such as training and incremental depreciation on assets to be retired earlier than originally estimated, related to the Company’s facilities rationalization initiative. Cost of sales was also impacted by increases in energy costs; including costs of utilities in the Company’s manufacturing plants as well as increases in fuel related commodities, such as plastics and steel which are used to manufacture consumable filters and systems. Furthermore, cost of sales was negatively impacted by stock compensation and the adoption of SFAS No. 123(R) and a one-time purchase accounting adjustment related to inventory acquired as part of the BioSepra acquisition. These factors were partly offset by savings generated from the Company’s cost reduction initiatives. The transitional costs and incremental depreciation related to the facilities rationalization initiative will continue into fiscal year 2008 as the Company makes progress on this initiative. Company management expects increased pricing and the impact of its cost reduction initiatives, such as facilities rationalization initiatives to offset increases in energy and commodity costs, resulting in a mitigation of gross margin erosion in fiscal year 2007.

Back to Contents

Selling, general and administrative expenses, as a percentage of sales decreased to 31.8% from 32.7% in fiscal year 2005. The decrease reflects savings realized from the Company’s cost reduction initiatives partly offset by the impact of stock compensation and the adoption of SFAS No. 123(R), which negatively impacted selling, general and administrative expenses by 42 basis points.

The Company continues to make progress on its cost reduction initiatives. The facilities rationalization initiative is expected to reduce the Company’s footprint by over 20% and result in a 10% global manufacturing headcount reduction. The Company has made progress on this initiative, including outsourcing and closure actions in the Company’s plant in Hamburg Germany, which have been virtually completed. The Company has also announced the outsourcing and closure of another small plant in Germany. The Company has also announced plans to relocate and outsource manufacturing from its Ann Arbor facility and completed the sale of a building in California, made redundant by the significant movement of blood-bank related manufacturing operations to Mexico. In aggregate, these actions will result in cost savings of approximately $6,000 in fiscal year 2007. Company management expects to announce additional actions throughout fiscal 2007 and expects annualized savings from this initiative to grow to $40,000 plus a further $10,000 in tax savings by the end of fiscal year 2008. The facilities rationalization initiative is expected to be substantially complete by the end of fiscal year 2008. Additionally, the Company has launched a major initiative to optimize its European operations (“EuroPall”) with the objective of delivering improvements in profitability. Net savings generated from the EuroPall initiative as well as from the Company’s divisional realignment were approximately $6,000 in fiscal year 2006. Company management expects a similar level of savings in fiscal year 2007. Based on these factors, Company management is expecting selling, general and administrative expenses, as a percentage of sales to decrease approximately 50 basis points in fiscal year 2007 compared with fiscal year 2006.

Research and development expenses were $57,371 compared to $56,183 in fiscal year 2005. As a percentage of sales, research and development expenses were 2.8% as compared with 3% last year. Company management expects research and development expenses to be about 3% of sales in fiscal year 2007.

In fiscal year 2006, the Company recorded restructuring and other charges, net, of $12,326 primarily comprised of severance and other costs in connection with the Company’s divisional realignment and on-going cost reduction initiatives (including its facilities rationalization and EuroPall initiatives), partly offset by the reversal of excess restructuring reserves recorded in fiscal year 2005. In addition, the charges include an increase in previously established environmental reserves primarily related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida. Restructuring and other charges, net, also includes a gain on the sale of the Company’s stock rights in Satair, which was recorded in the second quarter, as well as a gain on the sale of the Company’s investment in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”), that was recorded in the first quarter. In fiscal year 2005, the Company recorded restructuring and other charges, net, of $38,763, primarily related to the Company’s cost reduction initiatives including its divisional realignment plans. In addition, restructuring and other charges, net, include the write-down of the investment in VITEX that was deemed other-than-temporarily impaired and an increase to previously established environmental reserves. Furthermore, restructuring and other charges, net included a charge of $11,953 related to the early extinguishment of the Company’s $100,000 private placement 7.83% unsecured senior notes. The charge represented the payment to the note holders under the make-whole provision of the notes reduced by the carrying value of the notes. The details of the charges for the years ended July 31, 2006 and July 31, 2005 can be found in the Restructuring and Other Charges, Net note accompanying the consolidated financial statements.

Back to Contents

The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2006, 2005 and 2004:

	Severance	Lease Termination Liabilities & Other	Total
2006
Original Charge (a)	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (b)	182	9	191
Balance at July 31, 2006	$6,296	$152	$6,448
2005
Original Charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (b)	(86)	4	(82)
Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (c)	(1,905)	(96)	(2,001)
Other changes (b)	57	3	60
Balance at July 31, 2006	$3,915	$13	$3,928
2004
Original Charge	$4,117	$538	$4,655
Utilized	(2,765)	(538)	(3,303)
Balance at July 31, 2004	1,352	—	1,352
Utilized	(1,243)	—	(1,243)
Reversal of excess reserves (c)	(22)	—	(22)
Other changes (b)	(87)	—	(87)
Balance at July 31, 2005	$—	$—	$—
a)	Amounts reflected as severance liabilities for fiscal year 2006 exclude $227 related to non-cash stock compensation.
b)	Other changes reflect translation impact.
c)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2005 and 2004.

Net interest expense decreased to $22,977 from $25,950 in fiscal year 2005. The decrease in net interest expense primarily reflects the impact of lower debt levels throughout the year. Company management expects net interest expense in fiscal year 2007 to increase to approximately $25,000.

In fiscal year 2006, the Company recorded a one-time charge of $17,000 in the provision for income taxes for the tax effect of repatriation of foreign subsidiary earnings allowed under the American Jobs Creation Act of 2004 (“AJCA”). Refer to the Liquidity and Capital Resources section of this Management’s Discussion and Analysis for further discussion. The underlying tax rate (i.e., the tax rate on earnings before income taxes, excluding restructuring and other charges and the tax effect of repatriation) was 24% in fiscal 2006, unchanged from fiscal year 2005. Company management expects that its underlying tax rate in fiscal year 2007 will be consistent with fiscal year 2006, and improve, as more manufacturing is located into tax advantaged locations.

Net earnings in fiscal year 2006 were $145,493, or $1.16 per share, compared with net earnings of $140,816, or $1.12 per share in fiscal year 2005. In summary, net earnings reflects organic sales growth, an improvement in selling, general and administrative expenses, as a percentage of sales, and a decrease in net interest expense. This was offset by the impact of lower gross margins, a $17,000 one-time charge representing the tax effect of repatriation of foreign subsidiary earnings and the impact of stock compensation and the adoption of SFAS No. 123(R), which negatively impacted net earnings by 7 cents per share. In addition, net earnings reflect restructuring and other charges, net, of $12,326 compared to $38,763 in fiscal year 2005. Company management estimates that foreign currency translation reduced net earnings by approximately 1 cent per share.

Back to Contents

On December 16, 2005, the Company and Satair signed an agreement whereby Satair acquired the exclusive rights to the Western Hemisphere commercial aerospace aftermarket distribution channel for the Company’s products for a ten-year period. The transaction was valued at $22,000, of which $19,000 was paid to the Company in cash on the closing date, and $3,000 in a five-year non-interest bearing note receivable, payable in equal installments. In addition, the agreement required Satair to purchase certain finished goods inventory from the Company valued at $5,683. The $22,000 in cash and notes receivable received for the distribution rights were recorded as deferred revenue and are being amortized as an increase to sales over the life of the distribution agreement. The transaction was accretive to earnings in fiscal year 2006 and is expected to be accretive in future years.

Company management expects earnings per share for fiscal year 2007 to be in the range of $1.22 - $1.40 per share inclusive of severance and other restructuring costs and incremental depreciation relating to its cost reduction initiatives which are estimated to be in the range of $0.23 - $0.20 per share after pro forma tax effect.

Review of Market Segments and Geographies

Market Segments:

The table below presents sales for the for the fiscal years ended July 31, 2006 and July 31, 2005 by market segment, including the effect of exchange rates for comparative purposes.

	2006	2005	% Change		Exchange Rate Difference	% Change in Local Currency
Medical	$444,033	$443,256	—		$(6,930)	1	½
BioPharmaceuticals	352,272	321,480	9	½	(7,668)	12
Total Life Sciences	796,305	764,736	4		(14,598)	6

General Industrial	772,010	742,994	4		(13,027)	5	½
Aerospace	190,219	175,095	8	½	(2,059)	10
Microelectronics	258,296	219,459	17	½	(5,728)	20	½
Total Industrial	1,220,525	1,137,548	7	½	(20,814)	9
Total	$2,016,830	$1,902,284	6		$(35,412)	8

Life Sciences sales increased 6% in fiscal year 2006 compared to fiscal year 2005. Life Sciences represented approximately 39% of total sales, compared with 40% in fiscal year 2005.

Within Life Sciences, Medical sales increased 1½%, reflecting growth in the BioSciences and Blood Filtration portions of the business. By geography, Medical sales in Europe were up 4% while in Asia, the smallest of the Company’s Medical markets, sales were up 12½%. Sales in the Western Hemisphere, the largest of the Company’s Medical markets, were down 2%.

Within Medical, sales in the BioSciences submarket increased 4%. The BioSciences sales increase was driven by an increase in Laboratory sales of 5% (all geographies contributing), growth in OEM sales of 2½% (primarily Europe) as well as increased Cell Therapy sales of 43% (Western Hemisphere and Europe). The overall growth in Laboratory sales was driven by increased sales of core products and the continued success of the Company’s disposable sample preparation products. Growth in Cell Therapy was driven by strong demand for the Company’s Cord Blood mononuclear cell collection, processing and storage systems. By geography, BioSciences sales growth was fueled by Europe (+9½%) and Asia (+13½%), while sales in the Western Hemisphere were flat.

Sales in the Blood Filtration submarket increased 1½%. By geography, sales in the Western Hemisphere (which accounts for approximately 61% of the Company’s global Blood Filtration business) were down 3½%. The decrease in the Western Hemisphere reflects reduced pricing related to long-term contracts put in place at the end of fiscal year 2005. In the fourth quarter, this submarket returned to growth, with sales up 6½% in the Western Hemisphere. Blood Filtration sales in Europe increased 9% driven by new tender wins. In Asia (the smallest of the Company’s Blood Filtration and Hospital submarkets), sales were up 12%. In fiscal year 2007, pricing from blood center contracts is expected to neutralize compared with fiscal year 2006. Sales in the Hospital submarket were down 2%. By geography, sales in the Western Hemisphere and Asia were up 5% and 12%, respectively, reflecting strong demand for critical care products. Hospital sales in Europe were down 6% reflecting competitive and pricing pressures. Overall, Company management expects sales in the Medical segment to be up in the range of 1%-2% in fiscal year 2007 compared with fiscal year 2006.

Back to Contents

BioPharmaceuticals sales increased 12%, driven by strong growth in consumables in all geographies. By geography, both the Western Hemisphere and Europe achieved double-digit sales growth, while in Asia, sales were up in the mid-single digit range. The growth in consumables was driven by the biotechnology and vaccine market sectors. The Company’s chromatography business is developing with BioSepra sorbents now established in a number of new applications at production scale and more in the pipeline. Euroflow columns and associated systems also contributed to growth in fiscal year 2006. Throughout the year, the Company saw increasing demand for single use processing technologies and systems and Company management expects this trend to accelerate in fiscal year 2007. Company management expects sales in the BioPharmaceuticals segment to increase approximately 10% in fiscal year 2007 compared with fiscal year 2006.

Industrial sales grew 9% with all markets contributing to this gain. Industrial represented approximately 61% of total sales compared with 60% in fiscal year 2005.

General Industrial segment sales, which account for about 63% of the Company’s Industrial business, were up 5½% compared with fiscal year 2005. All submarkets within General Industrial contributed to the growth with the exception of Municipal Water. Integrated system sales increased 2% as strong sales in the Energy-related and Food & Beverage submarkets were partly offset by timing of sales in Municipal water. Integrated systems sales represented 18½% of total General Industrial sales in fiscal year 2006 as compared to 19½% in fiscal year 2005.

Within General Industrial, sales in the Machinery & Equipment submarket were up 5% as growth in Europe (+5½%) and Asia (+18½%) was offset by a decrease in the Western Hemisphere (-6½%). The decrease in the Western Hemisphere reflects continued pressure in the pulp and paper markets. Paper production will continue to face challenges as demand for printed material slows, however, overall growth in primary metals, automobile production and mining remains healthy. The Company continues to focus on higher growth markets and expanding its efforts in underdeveloped regions including Latin America, Eastern Europe and China.

Energy-related sales in the Company’s Fuels and Chemicals and Power Generation submarkets were strong in the year with combined sales increasing 11½%. The growth was driven by increases in both consumables and systems sales. By geography, sales in Asia increased 15½%. In the Western Hemisphere, sales were up 11%, while in Europe, sales were up 8½%. Customer investment in new plant capacity and upgrading of existing plants is driving growth. In light of rising energy costs, the Company’s customers in the energy markets strive to increase production, protect and extend the life of expensive equipment and develop alternative fuel sources. These trends were key growth drivers in the year.

Food and Beverage sales increased 6½% driven by strong growth in the Western Hemisphere (+63%) and growth in Asia (+5½%). A decrease in Europe (the Company’s largest Food & Beverage market) of 2½% partly offset the above. The sales growth in the Western Hemisphere reflects the effect of strong integrated system sales (an increase of over 300%) as well as increased consumables business (+22%). The sales growth in Asia was driven by increased consumables business. In Europe, sales in the year were negatively impacted by a weakness in the wine markets, however, in the fourth quarter sales were up 4%. The Company continues to leverage the expertise of its European Food & Beverage team into growing regions in Latin America, the Middle East, Eastern Europe and Asia, and management believes that this strategy has begun to accelerate growth in these emerging regions.

Municipal Water sales were down 15% reflecting delays in contract rollouts. Sales in the Western Hemisphere and Asia were down 21½% and 59%, respectively. Sales in Europe were up 13½%. The health of this market is reflected in the backlog, which was up 57½% at July 31, 2006 compared to the same point in time last year. Overall, Company management expects sales in the General Industrial segment, to increase in the range of 5%-7% in fiscal year 2007 compared with fiscal year 2006.

Aerospace sales increased 10% driven by increased Military sales and incremental, but discounted, sales attributable to our expanded agreement/relationship with Satair. By geography, sales in both the Western Hemisphere and Europe increased 9½%. In Asia, the smallest of the Company’s Aerospace markets, sales were up 15½%. Within Aerospace, Commercial sales were down 3% as growth in the Western Hemisphere (+6%) driven by incremental sales attributable to the transaction with Satair was offset by decreases in Europe and Asia. Military sales increased 25% driven by growth in Europe (+39½%), Asia (+57%) and the Western Hemisphere (+13½%). Overall, Company management expects sales in the Aerospace segment, to increase in the range of 4%-6% in fiscal year 2007 compared with fiscal year 2006.

Microelectronics sales were up 20½%, as the Company continues to benefit from new fabrication construction and strength in the consumer electronics markets, such as gaming consoles, MP3 players, multimedia cell phones, flat panel screen displays and televisions, and ink jet printers and cartridges. The Company’s strategic diversification of its Microelectronics business into consumer electronics and OEM sales strategy has enabled it to take advantage of this strong consumer market trend. All geographies achieved double-digit growth compared with fiscal year 2005. Company management expects continued growth in the Microelectronics segment in fiscal year 2007 with a potential softening in the latter part of the year.

Back to Contents

The consolidated operating profit as a percentage of sales was 15.3% as compared to 16.7% in fiscal year 2005. The reduction in operating profit margin reflects the integration of the research and development function into the lines of business previously managed as a Corporate function (approximately $12,000-$13,000), the impact of stock compensation and the adoption of SFAS No. 123(R) (approximately $8,000), pricing, transition costs related to the Company’s facilities rationalization initiative and other matters discussed in the paragraph above regarding cost of sales, and ongoing investments in Asia. The above factors were partially offset by the impact of the Company’s cost reduction initiatives and increased overall sales. Operating profit dollars decreased by $9,530, or 3% to $308,116. The operating profit details for the years ended July 31, 2006 and July 31, 2005 can be found in the Segment Information and Geographies note accompanying the consolidated financial statements.

Geographies:

The table below presents sales for the fiscal years ended July 31, 2006 and July 31, 2005 to unaffiliated customers by geography, including the effect of exchange rates for comparative purposes.

	2006	2005	% Change		Exchange Rate Difference	% Change in Local Currency
Western Hemisphere	$727,515	$689,172	5	½	$1,965	5	½
Europe	806,030	782,481	3		(27,296)	6	½
Asia	483,285	430,631	12		(10,081)	14	½
Total	$2,016,830	$1,902,284	6		$(35,412)	8

Sales in the Western Hemisphere increased 5½% on both a reported and local currency basis. Sales growth was exhibited in all segments with the exception of Medical where sales declined 2%. Exchange rates increased sales by $1,965, primarily related to the strengthening of the Canadian dollar. Operating profit was 14.5% of total sales (including inter-company sales to other geographies) compared to 17.5% in fiscal year 2005 as reduced pricing in the blood filtration business, the transfer of the research and development function from Corporate, transition costs related to the Company’s facilities rationalization initiative and the impact of stock compensation and the adoption of SFAS No. 123(R) was partly offset by savings generated from the Company’s cost reduction initiatives. Operating profit dollars decreased $19,039, or 12%.

In Europe, local currency sales increased 6½% with all segments contributing to this gain. Growth was particularly strong in the BioPharmaceuticals, Microelectronics and Aerospace segments, while sales in General Industrial, Europe’s largest segment, were up 3½%. The weakening of European currencies reduced sales by $27,296 resulting in reported sales growth of 3%. Operating profit was 9.3% of total sales (including inter-company sales to other geographies) as compared to 11.1% in fiscal year 2005, while operating profit dollars declined $14,171, or 14% to $86,931. The decline in operating profit was partly attributable to the impact of stock compensation and the adoption of SFAS No. 123(R) and transition costs related to the Company’s facilities rationalization initiative.

Sales in Asia increased 14½% in local currency driven by double-digit growth in all segments with the exception of BioPharmaceuticals, where sales were up 7½%. The weakening of the Japanese Yen, partly offset by the strengthening of certain Asian currencies, reduced sales by $10,081, resulting in reported sales growth of 12%. Operating profit improved to 15.3% of total sales (including inter-company sales to other geographies) from 14.6% in fiscal year 2005. Operating profit dollars increased by $11,411, or 18% to $75,345, reflecting the growth in sales partly offset by increased costs related to the Company’s ongoing investments in sales and manufacturing in this region and the impact of stock compensation and the adoption of SFAS No. 123(R).

General corporate expenses decreased $10,255, or 14½% to $60,770. The decline in general corporate expenses reflects the impact of the transfer of the research and development function into the lines of business and the Company’s cost reduction initiatives partly offset by the impact of stock compensation and the adoption of SFAS No. 123(R) as well as increased amortization expense principally related to acquired intangible assets.

Back to Contents

Results of Operations 2005 Compared with 2004

Review of Consolidated Results

Sales for the fiscal year 2005 increased 7½% to $1.9 billion from $1.77 billion in fiscal year 2004. Exchange rates increased reported sales in the year by $58,625, primarily due to the strengthening of the Euro and to a lesser extent the British Pound and Japanese Yen. In local currency (i.e., had exchange rates not changed year over year), sales increased 4%. Overall, pricing reduced sales by 1% in the year and as such, the overall volume increase was 5%. Sales in the BioPharmaceuticals segment, which has benefited from strong demand in the biotechnology sector, grew 12% in local currency in the year. General Industrial sales were up 7½%, fueled by double-digit growth in the Municipal Water and Fuels & Chemicals submarkets, while Microelectronics sales increased 4%. Sales in the Aerospace segment were down 3½% due to the timing of large projects. Sales in the Medical segment were down 2½% reflecting a weakness in the North American blood filtration business. By geography, sales in the Western Hemisphere grew 3%, driven by strong growth in BioPharmaceuticals and General Industrial. These gains were partly offset by decreases in Medical and Aerospace. Sales in Asia increased 13½%, with all segments contributing to this gain, with the exception of Aerospace. Growth in General Industrial sales in Asia was particularly strong at 24%. In Europe, sales were flat as growth in Life Sciences business was offset by decreases in Microelectronics and General Industrial (Municipal Water, Machinery & Equipment and Power Generation). For a detailed discussion of sales, refer to “Review of Market Segments and Geographies.”

Cost of sales in the year, as a percentage of sales, was 51.5% as compared to 50.8% in fiscal year 2004, reflecting the impact of increased systems business (i.e., which have lower gross margins) as well as pricing reductions in the Medical segment, partly offset by savings generated from the Company’s cost reduction initiatives.

Selling, general and administrative expenses, as a percentage of sales, improved to 32.7% in fiscal year 2005 as compared to 33% last year. In fiscal year 2005, savings realized from cost reduction initiatives (see discussion below) and reduced bonus levels were partly offset by costs related to Sarbanes-Oxley compliance and the ongoing vertical integration of our businesses. Foreign currency translation is estimated to have increased selling, general and administrative expenses by approximately $20,200 in fiscal year 2005. Excluding the impact of foreign exchange, selling, general and administrative expenses, as a percentage of sales improved 40 basis points as compared with fiscal year 2004. In fiscal year 2005, the Company continued to move forward with its cost reduction initiatives. Savings generated from these programs (net of cost increases for plastics, steel, energy costs and freight) approximated $14,000 in fiscal year 2005.

Research and development expenses decreased $1,096 in dollars and to 3% of sales from 3.2% in fiscal year 2004. Fiscal year 2005 reflects spending on biotechnology products, such as chromatography, prion filters and industrial material projects.

In fiscal year 2005, the Company recorded restructuring and other charges, net, of $38,763, primarily related to the Company’s cost reduction initiatives including its divisional realignment plans. In addition, restructuring and other charges, net, include the write-down of the investment in VITEX that was deemed other-than-temporarily impaired and an increase to previously established environmental reserves. Furthermore, restructuring and other charges, net included a charge of $11,953 related to the early extinguishment of the Company’s $100,000 private placement 7.83% unsecured senior notes. The charge represents the payment to the note holders under the make-whole provision of the notes reduced by the carrying value of the notes. In fiscal year 2004, the Company recorded restructuring and other charges, net, of $12,477. The restructuring and other charges, net, reflect severance and other costs incurred as a result of streamlining the Company’s manufacturing operations in the United Kingdom (“U.K.”), Japan and Germany and reorganizing the Company’s Medical and BioSciences management structure, as well as the sale of certain manufacturing plants in Germany. Additionally, restructuring and other charges, net, reflects an increase in environmental liabilities of $20,837 principally as a result of a change in the estimated duration and costs of the remediation effort at the Ann Arbor, Michigan facility of the Company’s subsidiary Gelman Sciences, partly offset by a gain on the sale of the Company’s investment in Oiltools International and non-recurring income related to a decrease of pension liabilities in Germany. The adjustment to pension liabilities was due to an over accrual of pension expense that occurred during the preceding five-year period, the effect of which was not significant in any period. The details of the charges for the years ended July 31, 2005 and July 31, 2004 can be found in the Restructuring and Other Charges, Net note accompanying the consolidated financial statements.

Net interest expense in fiscal year 2005 increased to $25,950 from $20,501 in fiscal year 2004. The increase in net interest expense reflects the impact of higher interest rates on the Company’s variable rate debt and the termination of fixed to variable rate interest rate swaps. In addition, interest expense was affected by higher debt levels earlier this fiscal year that were partly related to the acquisition of BioSepra.

The underlying tax rate (i.e., the tax rate on earnings before income taxes, excluding restructuring and other charges) was 24% in fiscal year 2005, unchanged from fiscal year 2004.

Net earnings in fiscal year 2005 were $140,816, or $1.12 per share, compared with net earnings of $151,573, or $1.20 per share in fiscal year 2004. In summary, net earnings reflect organic sales growth and an improvement in selling, general and administrative expenses (as a percentage of sales) offset by the impact of lower gross margins as well as increased net interest expense and restructuring and other charges, net. The Company estimates that foreign currency translation added approximately 4 cents to earnings per share in fiscal year 2005.

Back to Contents

Review of Market Segments and Geographies

Market Segments:

The table below presents sales for the fiscal years ended July 31, 2005 and July 31, 2004 by market segment, including the effect of exchange rates for comparative purposes. In the first quarter of fiscal year 2005, the Company implemented the first phase of its divisional alignment plan by integrating the Medical and BioSciences divisions. Accordingly, the BioSciences business, which was formerly reported under the BioPharmaceutical segment, was combined with the Medical segment. Segment information for prior periods has been restated to conform to the current presentation.

	2005	2004	% Change		Exchange Rate Difference	% Change in Local Currency
Medical	$443,256	$444,015	—		$10,107	(2	½)
BioPharmaceuticals	321,480	277,176	16		11,002	12
Total Life Sciences	764,736	721,191	6		21,109	3

General Industrial	742,994	666,771	11	½	27,897	7	½
Aerospace	175,095	178,178	(1	½)	3,387	(3	½)
Microelectronics	219,459	204,607	7	½	6,232	4
Total Industrial	1,137,548	1,049,556	8	½	37,516	5
Total	$1,902,284	$1,770,747	7	½	$58,625	4

Life Sciences sales in fiscal year 2005 increased 3% compared to fiscal year 2004. Life Sciences represented approximately 40% of total sales in fiscal year 2005 compared with 41% in fiscal year 2004.

Within Life Sciences, Medical segment sales in fiscal year 2005 were down 2½%, reflecting a weakness in the Blood Filtration portion of the business. The BioSciences and Hospital portions of the Company’s Medical business were up slightly. Medical sales in Europe and Asia were up 4% in both geographies, while sales in the Western Hemisphere, the largest portion of the Medical business, were down 7%. Within Medical, sales in the Blood Filtration submarket were down 6%. The decrease reflects a weakness in the Western Hemisphere (which accounts for approximately 63% of the Company’s global Blood Filtration business), where sales were down 8½%. In BioSciences, the other Medical submarket, sales increased 1½%, as growth in Laboratory sales was partly offset by a decline in OEM business.

BioPharmaceuticals segment sales in fiscal year 2005 increased 12% compared to fiscal year 2004, driven by strong demand in the biotechnology sector. Systems sales increased 67% compared with fiscal year 2004. The acquisition of BioSepra and Euroflow accounted for 1½% of the BioPharmaceuticals sales growth in the year. By geography, all geographies exhibited strong growth in BioPharmaceuticals sales; however, growth was particularly robust in the Western Hemisphere, where sales increased 17%. The growth in the Western Hemisphere reflects strong demand from the biotechnology sector while Europe continued to recover from tough market conditions related to industry consolidations and the downturn in the plasma market.

The Company’s Industrial business accounted for approximately 60% of total sales in fiscal year 2005 as compared with 59% in fiscal year 2004. Industrial sales grew 5% in fiscal year 2005, as growth in General Industrial and Microelectronics was partly offset by a decline in Aerospace.

General Industrial segment sales, which accounted for about 65% of the Company’s Industrial business, were up 7½% compared with fiscal year 2004. The increase in sales in the General Industrial segment was driven by double-digit growth in the Municipal Water and Fuels & Chemicals submarkets.

Within General Industrial, Municipal Water sales grew 26% driven by repeat orders from existing municipal customers. Municipal Water sales in Asia almost tripled, as water scarcity is driving growth in this region. Sales in the Western Hemisphere increased 36½% driven by tighter EPA regulations. Sales in Europe were down 8½% partly due to timing of projects in the municipal sector. Sales in the Fuels & Chemicals submarket grew 15% driven by double-digit growth rates in all geographies. The growth in this market reflects energy availability concerns and environmental pressures. Sales in the Power Generation submarket increased 8½%. By geography, sales in Asia were up 57%. Sales in the Western Hemisphere and Europe were down 10% and 6½%, respectively, reflecting timing of large systems sales. Sales in the Machinery & Equipment submarket decreased 1%. By geography, strong growth in the Western Hemisphere (15½%) and Asia (24%) was offset by a decline in Europe of 13½%. Sales growth in Asia was driven by increased activity in the steel industry in China and in the mining industry in Australia. Food & Beverage sales increased 2½%. By geography, Asia achieved double-digit growth reflecting the Company’s success in the regional brewing market. Sales in the Western Hemisphere were down 2%, while sales in Europe were flat.

Back to Contents

Aerospace sales were down 3½% reflecting the timing of large projects in the Military and Marine Water portion of this business. By geography, overall Aerospace sales in the Western Hemisphere were down 4½%, while sales in Europe were flat. In Asia, the smallest of the Company’s Aerospace markets, sales were down 12½%. Military sales decreased 10½% compared to last year reflecting decreases in the Western Hemisphere and Asia of 15½% and 11½%, respectively. Military sales in Europe were up 4½%. Commercial sales increased 7½% reflecting growth in the Western Hemisphere and Europe. Military comprised 46% of total Aerospace sales in fiscal 2005 compared with 50% in fiscal 2004.

Microelectronics sales in fiscal year 2005 were up 4% reflecting growth in the Western Hemisphere (4½%) and Asia (9½%). In Europe, sales were down 15% reflecting the malaise blanketing the industry there.

The consolidated operating profit as a percentage of sales was 16.7% in fiscal year 2005 as compared to 17.5% in fiscal year 2004. The reduction in operating profit margin reflects the impact of higher systems sales, which carry lower margins, pricing pressures in the Company’s Medical segment and lower profitability in the Company’s Aerospace segment due to a decline in Military sales. The growth in systems sales negatively impacted margins in the BioPharmaceuticals and General Industrial segments as well as margins in all geographies. The above factors were partially offset by the impact of the Company’s cost reduction initiatives and increased overall sales. Operating profit dollars increased by $8,488, or 2½%, to $317,646. The operating profit details for the years ended July 31, 2005 and July 31, 2004 can be found in the Segment Information and Geographies note accompanying the consolidated financial statements.

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

In Europe, sales were flat as double-digit growth in BioPharmaceuticals and modest growth in Medical was offset by decreases in General Industrial (Municipal Water, Machinery & Equipment and Power Generation) and Microelectronics. The strengthening of European currencies added $42,541 in sales resulting in reported sales growth of 6½%. Operating profit was 11.1% of total sales (including intercompany sales to other geographies) as compared to 14.4% in fiscal year 2004, while operating profit dollars were down $19,976, or 16½%.

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

General corporate expenses decreased $7,323 in fiscal year 2005. The decline in expenses reflects the impact of the Company’s cost reduction initiatives, reduced bonus expense and a decrease in consulting expenses (related to cost reduction initiatives) partly offset by increased costs related to Sarbanes-Oxley compliance initiatives.

Back to Contents

Liquidity and Capital Resources

Net cash provided by operating activities in fiscal year 2006 was $218,828, an increase of $57,220, or 35½% as compared with fiscal year 2005. The increase in cash flow reflects an improvement in accounts receivable days sales outstanding (“DSO”), the impact of the transaction with Satair, increased net earnings as well as changes in working capital items, particularly inventories and reduced payments for income taxes.

Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $122,861 in fiscal year 2006, as compared with $75,455 in fiscal year 2005. The increase in free cash flow reflects the factors discussed above, partly offset by a higher level of capital expenditures. Company management believes this measure is important because it is a key element of its planning. The Company utilizes free cash flow, which is a non-GAAP measure, as one way to measure its current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	2006	2005	2004
Net cash provided by operating activities	$218,828	$161,608	$191,946
Less capital expenditures	95,967	86,153	61,262
Free cash flow	$122,861	$75,455	$130,684

The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at July 31, 2006 to those at July 31, 2005, the British Pound and the Euro have strengthened against the U.S. dollar, while the Japanese Yen has weakened against the U.S. dollar.

Working capital was approximately $846,200, a ratio of 2.6 at July 31, 2006 as compared with $703,300, a ratio of 2.5 at July 31, 2005. DSO improved to 75 days, as compared to 84 days in fiscal year 2005. Inventory turns were 2.64 for the year ended July 31, 2006 as compared to 2.85 for the year ended July 31, 2005. The effect of foreign exchange increased working capital, excluding cash by $12,255, including net inventory, net accounts receivable and other current assets by $8,058, $13,735 and $2,106, respectively, as compared with fiscal year 2005. Additionally, foreign exchange increased accounts payable and other current liabilities by $9,537.

In August 2005, the Company sold its investment in VITEX and recorded a gain on the sale of $1,806, net of fees and commissions. In addition, in January 2006, the Company sold its stock rights in Satair and recorded a gain of $394. For more detail regarding these transactions, refer to the Restructuring and Other Charges, Net note accompanying the consolidated financial statements.

Overall, net debt (debt net of cash and cash equivalents), as a percentage of total capitalization (net debt plus equity), was 24.7% as compared to 24.5% at July 31, 2005. Net debt increased by approximately $14,800 compared with July 31, 2005 reflecting an increase in gross debt of $163,200 partly offset by an increase in cash of $147,400. The impact of foreign exchange rates reduced net debt by about $1,000. On June 21, 2006, the Company and certain wholly-owned subsidiary borrowers, entered into a multi-currency (U.S.$, Pound, Euro), five-year $500,000 unsecured senior revolving credit facility (“the facility”) with a syndicate of banks, which expires on June 21, 2011. Borrowings under the new facility bear interest at either a variable rate based upon LIBOR (U.S.$ and Pound borrowings) or Euribor (Euro borrowings) or at the prime rate of the Administrative Agent (U.S.$ borrowing only). The new facility contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. Simultaneously, the Company and one of its domestic subsidiaries borrowed approximately $445,000 under this facility and used the proceeds principally (1) to repay the $213,869 of borrowings, accrued interest and fees due under its then existing $350,000 unsecured senior revolving credit facility entered into on July 29, 2005, (2) to prepay a 90-day term $200,000 loan plus accrued interest, (3) to pay various fees associated with the new facility and (4) for general corporate purposes. The then existing $350,000 unsecured revolving credit facility was simultaneously terminated. Letters of credit outstanding against the $500,000 revolving credit facility as of July 31, 2006 were approximately $14,407.

During fiscal year 2007, the Company intends to refinance its Yen 3 billion loan, approximately $26,214, as of July 31, 2006, which is due in its entirety on June 20, 2007. The Company was in compliance with all financial covenants of its various debt agreements as of July 31, 2006. For more detail regarding the aforementioned transactions, refer to the Notes Payable and Long-Term Debt note accompanying the consolidated financial statements.

Net proceeds from stock plans were $28,964 in fiscal year 2006. Capital expenditures were $95,967 in fiscal year 2006. Depreciation and amortization expense were $87,010 and $8,648, respectively. In fiscal year 2007, capital expenditures are expected to be $110,000, exclusive of capital to be spent under the facilities rationalization and consolidation plan, which is estimated to be $15,000 - $20,000 in fiscal year 2007 depending on the timing of the closure and consolidation. Depreciation and amortization expense are expected to total approximately $104,000.

Back to Contents

On October 17, 2003, the Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. Furthermore, on October 14, 2004, the Board of Directors authorized an additional expenditure of another $200,000 to repurchase shares. During fiscal years 2004 and 2005, the Company repurchased stock of $75,000 and $64,246, respectively. In fiscal year 2006, the Company repurchased stock of $100,727 leaving $160,027 remaining at July 31, 2006 of the $400,000 authorized. In fiscal year 2006, the Company paid dividends of $52,379. The Company increased its quarterly dividend by 10%, from 10 to 11 cents per share, effective with the dividend that was declared on January 19, 2006.

In the fourth quarter the Company completed its plans to repatriate low taxed foreign earnings under the AJCA and brought $398,000 in foreign subsidiary earnings into the U.S. at a cost of $17,000 or 14 cents per share. Repatriating these earnings under the AJCA allowed the Company to minimize taxes ultimately paid on these earnings. As of July 31, 2006 the proceeds of the dividend were utilized to repay approximately $200,000 of U.S. debt as discussed in the proceeding paragraph, fund qualified U.S. defined-benefit pension plans of approximately $39,000 ($28,000 of which was in excess of minimum funding required) as well as fund non-executive compensation in the U.S.; all in accordance with the Dividend Reinvestment Plan.

On July 21, 2006, several foreign, non-U.S. dollar functional currency, subsidiary borrowers initiated loans under the new facility to facilitate the funding of a substantial portion of the aforementioned repatriation made pursuant to the implementation plan under the American Jobs Creation Act of 2004. Such borrowings were individually Pound 36,000 (U.S.$67,266) and Euro 141,400 (U.S.$180,483) (U.S. dollar equivalents stated at relevant year-end spot rates) and were used to repay a portion of the initial outstandings under the new facility as well as for other general corporate purposes.

Company management considers its existing lines of credit, along with the cash generated from operations, to be sufficient to meet its short-term liquidity needs.

The following is a summary of our contractual commitments as of July 31, 2006:

	Year Ended
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$27,561	$1,933	$1,477	$1,551	$349,244	$285,809	$667,575
Operating leases	22,333	13,357	7,778	3,701	1,391	5,131	53,691
Purchase commitments	25,391	18,043	696	451	1,256	—	45,837
Employment contracts	7,458	3,154	—	—	—	—	10,612
Other commitments	1,719	1,218	402	236	2,220	590	6,385
Total commitments	$84,462	$37,705	$10,353	$5,939	$354,111	$291,530	$784,100

Adoption of New Accounting Pronouncements

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the year ended July 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

The following table illustrates the impact of adopting SFAS No. 123(R) on August 1, 2005 on the Company’s earnings before income taxes, net earnings and earnings per share (which excludes the effect of certain changes to the Company’s stock plans under the 2005 Plan such as restricted stock units granted in contemplation of the change in accounting):

July 31, 2006
Impact on earnings before income taxes	$8,199
Impact on net earnings	$7,267
Impact on basic earnings per share	$0.06
Impact on diluted earnings per share	$0.06

SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. For the year ended July 31, 2006, this treatment resulted in cash flows from financing activities of $1,937. The tax benefit recognized related to the total compensation cost for stock-based payment arrangements totaled $2,042 and $353 for the years ended July 31, 2006 and July 31, 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise of the stock-based payment arrangements totaled $4,153 and $4,470 for the years ended July 31, 2006 and July 31, 2005, respectively.

Back to Contents

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”). FIN No. 47 clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/(or) method of settlement are conditional on a future event that may or may not be within the control of an entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 was effective for the Company as of the end of fiscal year 2006. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net earnings the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 is effective for the Company beginning in fiscal year 2007.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN No. 48 may be recognized or, continue to be recognized, upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN No. 48 is effective for the Company beginning in fiscal year 2008, with earlier adoption permitted. The Company is in the process of assessing the effect FIN No. 48 may have on its consolidated financial statements.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. If the effect of initial adoption is determined to be material, the cumulative effect may be reported as an adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. The guidance is applicable for the Company beginning in fiscal year 2007. The Company is in the process of assessing the effect SAB No. 108 may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning with fiscal year 2009. The Company is in the process of assessing the effect SFAS No. 157 may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 106, and 132 (R) (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 is effective for the Company’s fiscal year ending July 31, 2007. Based upon the July 31, 2006 balance sheet and pension disclosures, the impact of adopting SFAS No. 158 is estimated to be an increase in liabilities of $18,000, a decrease in assets of $24,000 and a pretax increase in the accumulated other comprehensive loss of $42,000.

Back to Contents

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company’s primary market risks relate to adverse changes in foreign currency exchange rates and interest rates. The sensitivity analyses presented below assume simultaneous shifts in each respective rate, and quantify the impact on the Company’s earnings and cash flows. The changes used for these analyses reflect the Company’s view of changes that are reasonably possible over a one-year period. Actual changes that differ from the changes used for these analyses could yield materially different results.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. Because the Company operates through subsidiaries or branches in over thirty countries around the world, its earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. dollar. Company management estimates that foreign exchange translation reduced earnings per share by 1 cent in fiscal year 2006.

Most of the Company’s products are manufactured in the U.S., including Puerto Rico, Germany and the United Kingdom, and then sold into many countries. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. dollar to the British Pound (“the Pound”), the Japanese Yen (“the Yen”) and the Euro, as well as adverse changes in the relationship of the Pound to the Euro. Exposure exists when the functional currency of the buying subsidiaries weakens against the U.S. dollar, the Pound or the Euro thus causing an increase of the product cost to the buying subsidiary or a reduction in the sales price from the selling subsidiary, which adversely affects the Company’s consolidated gross margin and net earnings. The effect of foreign exchange is partially mitigated because of the significant level of manufacturing done in Europe. The deterioration of the Yen against the U.S. dollar has a greater proportional adverse effect on the Company’s earnings because the majority of Japan’s purchases are sourced from the U.S. In fiscal year 2006, the Euro, the Pound and the Yen weakened by approximately 3.44%, 3.22% and 7.11%, respectively, against the U.S. dollar compared with the average exchange rates in effect in fiscal year 2005. Additionally, the Euro weakened against the Pound by approximately 0.23%. Due to the difficulty in estimating the economic effect of foreign currency rates, particularly in periods of high volatility of such rates, Company management does not provide such estimated effects and reports only the translation effect to earnings per share disclosed above.

The Company is also exposed to transaction risk from adverse changes in exchange rates. These short-term transaction exposures are primarily Yen, Euro, Pound, Singapore dollar and Australian dollar denominated receivables held in the U.S. and Euro-denominated receivables held in the United Kingdom. These short-term exposures to changing foreign currency exchange rates are managed by purchasing forward foreign exchange contracts (“forwards”) to offset the earnings and cash flow impact of non-functional currency denominated receivables and payables as well as the expeditious payment of balances. In addition, the Company enters into loans denominated in foreign currencies to offset the earnings and cash flow impact of nonfunctional currency-denominated receivables. The Company does not enter into forwards for trading purposes. At July 31, 2006, these exposures amounted to approximately $72,988 and were offset by forwards with a notional principal amount of $33,553. If a hypothetical 10% simultaneous adverse change had occurred in exchange rates, net earnings would have decreased by approximately $3,105, or approximately 3 cents per share.

Interest Rates

The Company is exposed to changes in interest rates, primarily due to its financing and cash management activities, which include long and short-term debt as well as cash and certain short-term, highly liquid investments considered to be cash equivalents.

The Company’s debt portfolio is comprised of both fixed and variable rate borrowings. The Company manages the composition of the portfolio, and concurrently interest rate exposure by employing interest rate swaps. Giving effect to interest rate swaps, the Company’s debt portfolio was approximately 55% variable rate at July 31, 2006, compared to 40% variable rate at July 31, 2005. As of July 31, 2006, the Company had cash flow interest rate swaps (i.e., variable to fixed rate swaps) with notional amounts aggregating $26,214 outstanding. The fair value of the interest rate swaps at July 31, 2006 was an asset of $94. The cash flows on the above mentioned interest rate swaps mirror the cash flows of the hedged underlying debt instruments. The Company does not enter into interest rate swaps for trading purposes.

Back to Contents

For the year ended July 31, 2006, interest expense, net of interest income, was $22,977. A hypothetical 10% increase in market interest rates over the actual fiscal year 2006 average rate would have increased net interest expense by approximately $369.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are located immediately following the signature pages of this Form 10-K. See Item 15 (a)(1) for a listing of financial statements provided.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2006:
Net sales	$431,162	$478,436	$509,981	$597,251	$2,016,830
Gross profit	201,677	225,818	238,593	277,992	944,080
Restructuring and other charges, net (a)	(50)	3,736	7,313	1,327	12,326
Earnings before income taxes	33,215	42,906	54,271	79,984	210,376
Net earnings	25,110	32,436	25,189	62,758	145,493
Earnings per share:
Basic	0.20	0.26	0.20	0.50	1.16
Diluted	0.20	0.26	0.20	0.50	1.16
2005:
Net sales	$414,732	$469,473	$493,543	$524,536	$1,902,284
Gross profit	199,872	224,932	244,989	253,575	923,368
Restructuring and other charges, net (a)	5,523	5,438	4,292	23,510	38,763
Earnings before income taxes	29,249	41,676	56,654	53,492	181,071
Net earnings	21,699	32,045	43,678	43,394	140,816
Earnings per share:
Basic	0.17	0.26	0.35	0.35	1.13
Diluted	0.17	0.26	0.35	0.34	1.12
(a)	Refer to the Restructuring and Other Charges, Net note in the notes accompanying the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Back to Contents

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

For the fiscal year ended July 31, 2006 and prior to the filing date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) Management’s report on internal control over financial reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(b) Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Pall Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pall Corporation and subsidiaries maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pall Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Back to Contents

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

In our opinion, management’s assessment that Pall Corporation maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Pall Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2006, and our report dated October 12, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/	KPMG LLP
KPMG LLP

Melville, New York

October 12, 2006

(c) Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended July 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

*     *      *

The Company has adopted a code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and other employees with important roles in the financial reporting process, which code was adopted by the Audit Committee of the Board of Directors during its meeting in July 2003, in accordance with the requirements of the Sarbanes-Oxley Act of 2002. The code of ethics has been filed as exhibit 14 to this report and is also available on the Company’s website located at www.pall.com/policies. In addition, the Company will provide to any person, without charge, upon request, a copy of the code of ethics, by addressing your request in writing to the Corporate Compliance and Ethics Officer, Pall Corporation, 2200 Northern Boulevard, East Hills, New York 11548.

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on the website specified above.

The board of directors has an audit committee, a compensation committee, an executive committee and a nominating/governance committee. The board of directors has adopted a written charter for each of these committees and a corporate governance policy. In addition, the Company has codes of conduct that apply to every employee and its directors. The charters, corporate governance policy, and codes of conduct are available, without charge, on the Company’s website located at www.pall.com or by sending your request in writing to the Corporate Secretary, Pall Corporation, 2200 Northern Boulevard, East Hills, New York 11548.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Proxy Statement under the captions Proposal 1 - “Election of Directors”, “Indebtedness of Executive Officers and Directors under Stock Option Plans” and “Certain Relationships and Related Party Transactions,” and is incorporated by reference in this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is included in the Proxy Statement under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services,” and is incorporated by reference in this report.

Back to Contents

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the Form 10-K:

(1) The following items are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – July 31, 2006 and July 31, 2005

Consolidated Statements of Earnings - years ended July 31, 2006, July 31, 2005 and July 31, 2004

Consolidated Statements of Stockholders’ Equity - years ended July 31, 2006, July 31, 2005 and

July 31, 2004

Consolidated Statements of Cash Flows - years ended July 31, 2006, July 31, 2005 and July 31, 2004

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

3(ii)*	By-Laws of the Registrant as amended through July 18, 2006, filed as exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on July 24, 2006.

4(i)*

Indenture dated as of August 1, 2002, by and among Pall Corporation as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, relating to the Registrant’s 6% Senior Notes due August 1, 2012 filed as Exhibit 4(iii) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

4(ii)*

Credit Agreement dated June 21, 2006, between Pall Corporation and JPMorgan Chase Bank and the Other Lenders Party Thereto, filed as Exhibit 4(ii) to the Registrant’s Current Report on Form 8-K filed on June 27, 2006.

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

10.2*‡	Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson, filed as Exhibit 10.2 to the 2003 10-K.

10.3*‡	Amendment dated August 30, 2005 to Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on September 2, 2005.

Back to Contents

Exhibit Number	Description of Exhibit

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

10.6*‡	Employment Agreement dated May 1, 2003 between the Registrant and Andrew Denver, filed as Exhibit 10.7 to the 2003 10-K.

10.7†‡	Employment Agreement dated September 12, 2005 between the Registrant and Roberto Perez.

10.8*‡	Employment Agreement dated August 1, 2004 between the Registrant and James R. Western, Jr., filed as Exhibit 10.11 to the 2004 10-K.

10.9*‡	Employment Agreement dated June 1, 2004 between the Registrant and Lisa McDermott, filed as Exhibit 10.11 to the 2005 10-K.

10.10*‡	Pall Corporation Supplementary Profit-Sharing Plan as amended effective July 19, 2005, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on July 25, 2005.

10.11*‡	Pall Corporation Profit-Sharing Plan as amended and restated as of July 1, 1998, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 3, 2002.

10.12*‡	Pall Corporation Profit-Sharing Plan amended pursuant to provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001, filed as Exhibit 10.17 to the 2003 10-K.

10.13*‡	Pall Corporation Supplementary Pension Plan as amended effective July 19, 2005, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 2, 2005.

10.14*‡	Pall Corporation 2004 Executive Incentive Bonus Plan, as amended effective July 19, 2005, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on July 25, 2005.

10.15†‡	Pall Corporation 2004 Executive Incentive Bonus Plan, as amended effective January 18, 2006.

10.16*‡	Pall Corporation 1991 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.17*‡	Pall Corporation 1993 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.18*‡	Pall Corporation 1995 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.19*‡	Pall Corporation 1998 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.20*‡

Form of Notice of Grant of Restricted Stock Units Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2005.

10.21*‡

Form of Notice of Grant of Annual Award Units Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2005.

10.22*‡

Pall Corporation 2005 Stock Compensation Plan, as amended effective January 19, 2006, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2006.

Back to Contents

Exhibit Number	Description of Exhibit

10.23*‡

Pall Corporation Stock Option Plan for Non-Employee Directors, as amended effective November 10, 1998, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.24*‡	Pall Corporation 2001 Stock Option Plan for Non-Employee Directors, as amended September 17, 2004, filed as Exhibit 10.25 to the 2004 Form 10-K.

10.25*‡	Pall Corporation Management Stock Purchase Plan as amended effective July 19, 2005, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on July 25, 2005.

10.26*‡	Pall Corporation Employee Stock Purchase Plan as amended effective October 17, 2003, filed as Exhibit 10.27 to the 2003 10-K.

10.27*‡	Principal Rules of the Pall Supplementary Pension Scheme, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 29, 1995.

10.28†‡	Amendment dated May 3, 2006 to Employment Agreement dated January 21, 2004, as amended and restated effective July 20, 2005, between the Registrant and Eric Krasnoff.

10.29†‡	Amendment dated July 18, 2006 to Employment Agreement dated January 21, 2004, as amended and restated effective July 20, 2005, between the Registrant and Eric Krasnoff.

10.30†‡	Amendment dated May 3, 2006 to Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson.

10.31†‡	Amendment dated July 18, 2006 to Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson.

10.32†‡	Amendment dated May 3, 2006 to Employment Agreement dated November 15, 2001, between the Registrant and Donald B. Stevens.

10.33†‡	Amendment dated July 18, 2006 to Employment Agreement dated November 15, 2001, between the Registrant and Donald B. Stevens.

10.34†‡	Amendment dated June 21, 2005 to Employment Agreement dated May 1, 2003, between the Registrant and Andrew Denver.

10.35†‡	Amendment dated May 3, 2006 to Employment Agreement dated May 1, 2003, as amended effective June 21, 2005, between the Registrant and Andrew Denver.

10.36†‡	Amendment dated May 3, 2006 to Employment Agreement dated September 12, 2005, between the Registrant and Roberto Perez.

10.37†‡	Amendment dated July 18, 2006 to Employment Agreement dated September 12, 2005, between the Registrant and Roberto Perez.

10.38†‡	Amendment dated May 3, 2006 to Employment Agreement dated June 1, 2004 between the Registrant and Lisa McDermott.

10.39†‡	Amendment dated July 18, 2006 to Employment Agreement dated June 1, 2004 between the Registrant and Lisa McDermott.

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

Pall Corporation
October 12, 2006	By: /s/	LISA MCDERMOTT
Lisa McDermott, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ERIC KRASNOFF	Chairman of the Board and Chief Executive Officer	October 12, 2006
Eric Krasnoff

/s/ MARCUS WILSON	President and Director	October 12, 2006
Marcus Wilson

/s/ LISA MCDERMOTT	Chief Financial Officer and Treasurer (principal financial and accounting officer)	October 12, 2006
Lisa McDermott

/s/ DANIEL J. CARROLL, JR.	Director	October 12, 2006
Daniel J. Carroll, Jr.

/s/ JOHN H. F. HASKELL, JR.	Director	October 12, 2006
John H. F. Haskell, Jr.

/s/ ULRIC S. HAYNES, JR.	Director	October 12, 2006
Ulric S. Haynes, Jr.

/s/ DENNIS N. LONGSTREET	Director	October 12, 2006
Dennis N. Longstreet

/s/ EDWIN W. MARTIN	Director	October 12, 2006
Edwin W. Martin

/s/ KATHERINE L. PLOURDE	Director	October 12, 2006
Katherine L. Plourde

/s/ HEYWOOD SHELLEY	Director	October 12, 2006
Heywood Shelley

/s/ EDWARD L. SNYDER	Director	October 12, 2006
Edward L. Snyder

/s/ EDWARD TRAVAGLIANTI	Director	October 12, 2006
Edward Travaglianti

/s/ JAMES D. WATSON	Director	October 12, 2006
James D. Watson

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pall Corporation:

We have audited the accompanying consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pall Corporation and subsidiaries as of July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Shared-Based Payment”, effective August 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pall Corporation and subsidiaries internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 12, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/	KPMG LLP
KPMG LLP

Melville, New York

October 12, 2006

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31, 2006	July 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$317,657	$164,928
Accounts receivable	517,632	493,650
Inventories	408,273	365,929
Other current assets	133,419	135,885
Total current assets	1,376,981	1,160,392
Property, plant and equipment, net	620,979	608,758
Goodwill	246,476	252,904
Intangible assets	51,477	50,004
Other non-current assets	256,945	193,243
Total assets	$2,552,858	$2,265,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$35,821	$24,299
Accounts payable	144,883	142,839
Accrued liabilities	241,630	217,280
Income taxes payable	67,484	58,928
Current portion of long-term debt	27,561	1,359
Dividends payable	13,437	12,434
Total current liabilities	530,816	457,139
Long-term debt, net of current portion	640,015	510,161
Deferred income taxes	7,637	10,321
Other non-current liabilities	195,694	147,703
Total liabilities	1,374,162	1,125,324
Stockholders’ equity:
Common stock, par value $.10 per share; 500,000 shares authorized; 127,958 shares issued	12,796	12,796
Capital in excess of par value	137,165	121,934
Retained earnings	1,151,044	1,066,848
Treasury stock, at cost (2006 – 5,800 shares, 2005 – 3,616 shares)	(156,775)	(90,878)
Stock option loans	(1,311)	(1,808)
Accumulated other comprehensive income (loss):
Foreign currency translation	107,133	80,412
Minimum pension liability	(73,084)	(49,353)
Unrealized investment gains	1,949	33
Unrealized losses on derivatives	(221)	(7)
	35,777	31,085
Total stockholders’ equity	1,178,696	1,139,977
Total liabilities and stockholders’ equity	$2,552,858	$2,265,301

See accompanying notes to consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Years Ended
	July 31, 2006	July 31, 2005	July 31, 2004
Net sales	$2,016,830	$1,902,284	$1,770,747
Cost of sales	1,072,750	978,916	899,119
Gross profit	944,080	923,368	871,628

Selling, general and administrative expenses	641,030	621,401	583,539
Research and development	57,371	56,183	57,279
Restructuring and other charges, net	12,326	38,763	12,477
Interest expense, net	22,977	25,950	20,501
Earnings before income taxes	210,376	181,071	197,832
Provision for income taxes	64,883	40,255	46,259

Net earnings	$145,493	$140,816	$151,573

Earnings per share:
Basic	$1.16	$1.13	$1.21
Diluted	$1.16	$1.12	$1.20

Average shares outstanding:
Basic	124,931	124,645	125,685
Diluted	125,819	125,598	126,737

See accompanying notes to consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

Years Ended July 31, 2004, July 31, 2005 and July 31, 2006	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Stock Option Loans	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
Balance at August 3, 2003	$12,796	$109,616	$884,690	$(70,198)	$(1,955)	$(413)	$934,536
Comprehensive income:
Net earnings			151,573				151,573	$151,573
Other comprehensive income (loss):
Translation adjustment						48,679	48,679	48,679
Minimum pension liability						(4,505)	(4,505)	(4,505)
Unrealized investment losses						(7,710)	(7,710)	(7,710)
Unrealized gain on derivatives						341	341	341
Comprehensive income								$188,378
Dividends declared			(45,247)				(45,247)
Issuance of 2,438 shares for stock plans and tax benefit relating to stock plans		4,848	(6,899)	53,151			51,100
Restricted stock units related to stock plans		1,025					1,025
Purchase of 3,099 shares				(75,000)			(75,000)
Stock option loans					(353)		(353)

Balance at July 31, 2004	12,796	115,489	984,117	(92,047)	(2,308)	36,392	1,054,439
Comprehensive income:
Net earnings			140,816				140,816	140,816
Other comprehensive income (loss):
Translation adjustment						2,827	2,827	2,827
Minimum pension liability						(11,794)	(11,794)	(11,794)
Unrealized investment gains						3,308	3,308	3,308
Unrealized gain on derivatives						352	352	352
Comprehensive income								$135,509
Dividends declared			(48,585)				(48,585)
Issuance of 2,756 shares for stock plans and tax benefit relating to stock plans		5,404	(9,500)	65,415			61,319
Restricted stock units related to stock plans		1,041					1,041
Purchase of 2,435 shares				(64,246)			(64,246)
Stock option loans					500		500

Balance at July 31, 2005	12,796	121,934	1,066,848	(90,878)	(1,808)	31,085	1,139,977
Comprehensive income:
Net earnings			145,493				145,493	145,493
Other comprehensive income (loss):
Translation adjustment						26,721	26,721	26,721
Minimum pension liability						(23,731)	(23,731)	(23,731)
Unrealized investment gains						1,916	1,916	1,916
Unrealized loss on derivatives						(214)	(214)	(214)
Comprehensive income								$150,185
Dividends declared			(53,801)				(53,801)
Issuance of 1,372 shares for stock plans and tax benefit relating to stock plans		(699)	(7,496)	34,830			26,635
Restricted stock units related to stock plans		4,065					4,065
Stock based compensation expense		11,865					11,865
Purchase of 3,556 shares				(100,727)			(100,727)
Stock option loans					497		497

Balance at July 31, 2006	$12,796	$137,165	$1,151,044	$(156,775)	$(1,311)	$35,777	$1,178,696

See accompanying notes to consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	July 31, 2006	July 31, 2005	July 31, 2004
Operating activities:
Net earnings	$145,493	$140,816	$151,573
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	12,326	38,763	12,477
Depreciation and amortization of long-lived assets	95,658	90,921	88,935
Non-cash stock compensation	11,865	—	—
Excess tax benefits from stock based compensation arrangements	(1,937)	—	—
Amortization of net proceeds from terminated interest rate swaps	(27)	(1,711)	(2,552)
Amortization of deferred revenue	(1,256)	—	—
Deferred income taxes	6,939	(1,898)	(18,666)
Provisions for doubtful accounts	2,052	3,979	3,217
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Inventories	(34,494)	(54,604)	(15,817)
Accounts receivable	(12,799)	(24,800)	(26,765)
Income taxes receivable/payable	(7,081)	(23,531)	(10,386)
Accounts payable and accrued expenses	(4,047)	8,203	(10,416)
Other assets	(7,031)	(9,547)	23,623
Other liabilities	13,167	(4,983)	(3,277)
Net cash provided by operating activities	218,828	161,608	191,946
Investing activities:
Capital expenditures	(95,967)	(86,153)	(61,262)
Purchases of retirement benefit assets	(78,187)	(19,392)	(30,307)
Proceeds from sale of retirement benefit assets	43,791	19,173	22,668
Disposals of fixed assets	9,950	5,127	4,115
Proceeds from sale of strategic investments	7,387	915	21,344
Acquisitions of businesses, net of disposals and cash acquired	(75)	(30,879)	(2,005)
Advances to and investments in strategic alliances	—	—	(2,125)
Other	(3,001)	(3,354)	(3,679)
Net cash used by investing activities	(116,102)	(114,563)	(51,251)
Financing activities:
Long-term borrowings	348,295	315,349	40,014
Repayments of long-term debt	(191,487)	(330,412)	(70,159)
Notes payable	9,813	(4,842)	8,181
Purchase of treasury stock	(100,727)	(64,246)	(75,000)
Dividends paid	(52,379)	(47,075)	(45,097)
Net proceeds from stock plans	28,964	62,490	51,772
Excess tax benefits from stock based compensation arrangements	1,937	—	—
Make whole payment to redeem senior notes	—	(14,702)	—
Payments/proceeds related to terminated interest rate swaps	—	(10,044)	—
Net cash provided/(used) by financing activities	44,416	(93,482)	(90,289)
Cash flow for year	147,142	(46,437)	50,406
Cash and cash equivalents at beginning of year	164,928	207,277	149,753
Effect of exchange rate changes on cash	5,587	4,088	7,118
Cash and cash equivalents at end of year	$317,657	$164,928	$207,277
Supplemental disclosures:
Interest paid	$33,662	$26,158	$17,527
Income taxes paid (net of refunds)	64,733	75,215	56,549
Non-cash investing and financing activities:
Capital lease entered into for new building	—	7,272	4,438
Note receivable	2,539	—	—

See accompanying notes to consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

ACCOUNTING POLICIES AND RELATED MATTERS

The Company

Pall Corporation and its subsidiaries (hereinafter collectively called “the Company” unless the context requires otherwise) manufacture and market filtration, purification and separation products and integrated systems solutions throughout the world to a diverse group of customers within two principal business groups - Life Sciences and Industrial.

The Company’s fiscal year ends on July 31, and the Company’s fiscal quarters end on October 31, January 31 and April 30.

Presentation and Use of Estimates

The financial statements of the Company are presented on a consolidated basis with its subsidiaries, substantially all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Financial statements of foreign subsidiaries have been translated into U.S. dollars at exchange rates as follows: (i) balance sheet accounts at year-end rates, except equity accounts which are translated at historic rates, and (ii) income statement accounts at weighted average rates. Translation gains and losses are reflected in stockholders’ equity, while transaction gains and losses, which result from the settlement of foreign denominated receivables and payables at rates that differ from rates in effect at the transaction date, are reflected in earnings. Transaction losses, net, in fiscal years 2006, 2005 and 2004 amounted to $3,180, $2,796 and $1,727, respectively.

To prepare the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles, management is required to make assumptions that may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, inventory valuation; provisions for doubtful accounts; asset recoverability; depreciable lives of fixed assets and useful lives of patents and amortizable intangibles; fair value of financial instruments; income tax assets and liabilities; pension valuations; restructuring and other charges; valuation of assets acquired and liabilities assumed in business combinations; allocation to market segments; revenue recognition and liabilities for items such as environmental remediation. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Cash and Cash Equivalents

All financial instruments purchased with a maturity of three months or less, other than amounts held in the benefits protection trust, are considered cash equivalents. Cash equivalents are held until maturity.

Inventories

Inventories are valued at the lower of cost (on the first-in, first-out method) or market.

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

Long-Lived Assets

The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). As such, goodwill is not amortized and is assessed for impairment at least annually, including whenever events or circumstances indicate impairment might have occurred. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the overall fair value for the reporting unit is compared to its book value including goodwill. In the event that the overall fair value of the reporting unit was to be less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the overall fair value of the reporting unit and the fair value of the net identifiable assets. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. No adjustments resulted from this assessment.

The Company’s amortizable intangible assets, which are comprised almost entirely of patented and unpatented technology and trademarks, are subject to amortization for periods ranging up to 20 years, principally on a straight-line basis. Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally on the straight-line basis. The estimated useful lives range from 30 to 50 years for buildings, 3 to 10 years for machinery and equipment and 8 to 10 years for furniture and fixtures. Leasehold improvements are depreciated over the remaining lease term and building improvements are depreciated over the remaining life of the building.

The Company periodically reviews its depreciable and amortizable long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If the sum of the expected cash flows, undiscounted, is less than the carrying amount of the asset (or asset group), an impairment loss is recognized as the amount by which the carrying amount of the asset (or asset group) exceeds its fair value.

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

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Stock Plans

The Company currently has four stock-based employee compensation plans (collectively, the “Stock Plans”), which are described more fully below under the captions Stock Purchase Plans and Stock Option and Restricted Stock Unit Plans. Prior to August 1, 2005, the Company accounted for stock-based compensation related to those Stock Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). As such, there was no stock-based employee compensation cost recognized in net earnings relating to any shares under the Employee Stock Purchase Plan (“ESPP”) or stock options granted under any of the existing or terminated stock option plans prior to August 1, 2005 as all stock options were granted with an exercise price equal to the fair market value on the date of grant. There was, however, stock-based employee compensation cost recognized in net earnings for periods prior to August 1, 2005 resulting from the issuance of restricted stock units under the 2005 Stock Compensation Plan (“2005 Plan”) and the Management Stock Purchase Plan (“MSPP”).

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the year ended July 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

The Company adopted the 2005 Plan (described in more detail below) in contemplation of the change in the accounting for share-based payments required by SFAS No. 123(R). Specifically, the 2005 Plan provides the Company with the ability to award stock units with various restrictions and vesting requirements. The detailed components of stock-based compensation expense recorded in the Consolidated Statements of Earnings for the years ended July 31, 2006, July 31, 2005 and July 31, 2004 are illustrated in the table below.

	July 31, 2006	July 31, 2005	July 31, 2004
Stock options	$6,019	$—	$—
Restricted stock units	2,347	564	—
ESPP	2,180	—	—
MSPP	1,319	755	566
Total	$11,865	$1,319	$566

Stock-based compensation expense related to stock options and the ESPP for the years ended July 31, 2005 and July 31, 2004 was not recorded in the Consolidated Statements of Earnings, but had been disclosed in the pro forma disclosures as required by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS No. 148”).

The following table illustrates the impact of adopting SFAS No. 123(R) on August 1, 2005 on the Company’s earnings before income taxes, net earnings and earnings per share (which excludes the effect of certain changes to the Company’s stock plans under the 2005 Plan, such as restricted stock units granted, in contemplation of the change in accounting):

July 31, 2006
Impact on earnings before income taxes	$8,199
Impact on net earnings	$7,267
Impact on basic earnings per share	$0.06
Impact on diluted earnings per share	$0.06

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. For the year ended July 31, 2006, this treatment resulted in cash flows from financing activities of $1,937. The tax benefit recognized related to the total compensation cost for stock-based payment arrangements totaled $2,042, $353 and $338 for the years ended July 31, 2006, July 31, 2005 and July 31, 2004, respectively. The actual tax benefit realized for the tax deductions from option exercise of the stock-based payment arrangements totaled $4,153, $4,470 and $3,361 for the years ended July 31, 2006, July 31, 2005 and July 31, 2004, respectively.

The following table illustrates the effect on net earnings and earnings per share for the years ended July 31, 2005 and July 31, 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 (R) to options granted under the Company’s stock plans prior to adoption of SFAS No. 123(R) on August 1, 2005. No pro forma disclosure has been made for periods subsequent to August 1, 2005 as all stock-based compensation has been recognized in net earnings. For purposes of this pro forma disclosure and compensation cost recorded in the Company’s condensed consolidated financial statements, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ service periods.

	For the years ended
	July 31, 2005	July 31, 2004
Net earnings, as reported	$140,816	$151,573
Pro forma stock compensation expense, net of tax benefit	11,667	11,608
Pro forma net earnings	$129,149	$139,965

Earnings per share:
Basic—as reported	$1.13	$1.21
Basic—pro forma	$1.04	$1.11
Diluted—as reported	$1.12	$1.20
Diluted—pro forma	$1.03	$1.10

The following weighted average assumptions were used in estimating the fair value of stock options granted during the fiscal years:

	2006	2005	2004
Weighted average fair value of stock-based compensation awards granted	$7.20	$7.93	$8.30
Valuation assumptions:
Expected dividend yield	1.9%	1.8%	1.7%
Expected volatility	26.7%	30.0%	36.8%
Expected life (years)	5	5	5
Risk-free interest rate	4.6%	3.9%	4.4%

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

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over four years for matches made thereafter. Such restricted units aggregated 732 and 616 as of July 31, 2006 and July 31, 2005, respectively. During the years ended July 31, 2006 and July 31, 2005, approximately 68 and 77 vested restricted units, respectively, were distributed. During the years ended July 31, 2006, July 31, 2005 and July 31, 2004, participants’ deferred compensation and cash payments amounted to $3,501, $2,508 and $2,836. Dividends are paid on unvested restricted units (in the form of additional restricted units) and vest over the remaining service period of the restricted units for which the dividends were recorded. Dividends are paid on vested restricted units (in the form of additional restricted units) and are vested upon grant. As of July 31, 2006, there was $3,623 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of restricted stock units vested during the years ended July 31, 2006, July 31, 2005 and July 31, 2004, was $565, $488 and $636, respectively.

The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. For the years ended July 31, 2006, July 31, 2005 and July 31, 2004, the Company issued 472, 404 and 304 shares at an average price of $22.10, $21.23 and $18.99, respectively.

Both plans provide for accelerated vesting if there is a change in control (as defined in the plans). All of the above shares were issued from treasury stock.

Stock Option and Restricted Stock Unit Plans

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

The fair value of the restricted unit awards are determined by reference to the closing price of the stock on the date of the award, and are charged to earnings over the service periods during which the awards are deemed to be earned; one year, in the case of the annual award units to non-employee directors, and four years, in the case of units awarded to employees. The annual award units granted to non-employee directors of the Company (and any related dividends paid in the form of additional units) are converted to shares once the director ceases to be a member of the Board. A total of 14 annual award units were granted during the year ended July 31, 2006, with a weighted-average fair market value of $27.89 per share. Restricted stock units granted to employees cliff-vest after the fourth anniversary of the date of grant. Dividends paid on unvested restricted stock units vest at the same time as the restricted units for which the dividends were recorded.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

A summary of restricted stock unit activity, excluding annual award units, for the 2005 Stock Plan during the year ended July 31, 2006, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at August 1, 2005	261	$30.07
Granted	273	26.46
Exercised	—	—
Forfeited	(21)	30.02
Nonvested at July 31, 2006	513	$28.15

As of July 31, 2006 there was $12,173 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 3.27 years. None of the restricted stock units vested during the year ended July 31, 2006.

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

A summary of option activity for all stock option plans during the year ended July 31, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2005	4,302	$20.27
Granted	444	27.30
Exercised	(811)	18.83
Forfeited or Expired	(141)	20.58
Outstanding at July 31, 2006	3,794	$21.39	5.7	$27,343
Expected to vest at July 31, 2006	1,486	$22.68	6.3	$8,955
Exercisable at July 31, 2006	2,179	$20.43	5.5	$17,615

As of July 31, 2006, there was $6,193 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years. The total intrinsic value of options exercised during the years ended July 31, 2006, July 31, 2005 and July 31, 2004 was $7,754, $15,316 and $11,197, respectively. The Intrinsic value is the result of multiplying shares by the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises (see Common Stock footnote).

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

Earnings Per Share

The Consolidated Statements of Earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. Employee stock options and restricted stock units of 910, 212 and 166 for fiscal 2006, 2005 and 2004, respectively, were not included in the computation of diluted shares because their effect would have been antidilutive.

The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	2006	2005	2004
Basic shares outstanding	124,931	124,645	125,685
Effect of dilutive securities (a)	888	953	1,052
Diluted shares outstanding	125,819	125,598	126,737

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

Adoption of New Accounting Pronouncements

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method (refer to the Stock Plans section of the Accounting Policies note for further details).

In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”). FIN No. 47 clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/(or) method of settlement are conditional on a future event that may or may not be within the control of an entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 was effective for the Company as of the end of fiscal year 2006. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

ACQUISITIONS

On November 30, 2004, the Company acquired the BioSepra Process Division (“BioSepra”) from Ciphergen Biosystems, Inc. The purchase price was approximately $32,000, net of cash and debt assumed, subject to a post closing adjustment of the purchase price based upon certain quantitative thresholds, as defined in the purchase agreement. The adjustment to the purchase price was finalized on April 11, 2005, resulting in a reduction in the purchase price of approximately $1,100. BioSepra develops, manufactures and markets chromatography sorbents for use in the purification of protein in drug development and production.

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

The July 31, 2006 condensed consolidated balance sheet reflects the final allocation of the purchase prices and non-deductible goodwill of $9,900 related to these acquisitions. The following table summarizes the final allocation of the purchase prices to the assets acquired and liabilities assumed at the dates of the acquisitions:

Purchase price	$38,349
Transaction costs	638
Total purchase price	38,987
Cash acquired	7,470
Total purchase price, net of cash acquired	31,517

Accounts receivable	1,710
Inventories	9,886
Other current assets	1,658
Property plant and equipment	6,771
Intangible assets	18,393
Other non-current assets	211
Total assets acquired	38,629

Accounts payable and other current liabilities	4,564
Long-term debt	2,563
Due to the Company (from Euroflow)	9,255
Other non-current liabilities	630
Total liabilities assumed	17,012
Goodwill	$9,900

Based upon the markets BioSepra and Euroflow serve, the goodwill was assigned to the Company’s BioPharmaceutical segment. Pro forma financial information related to the acquisitions has not been provided, as it is not material to the Company’s results of operations and cash flows.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

RESTRUCTURING AND OTHER CHARGES, NET

The following tables summarize the restructuring related items and other charges/(gains) recorded in fiscal years 2006, 2005 and 2004:

2006	Restructuring (1)	Other Charges/(Gains) (2)	Total
Severance	$13,562	$—	$13,562
Gain on sale of investments (2a)	—	(2,200)	(2,200)
Other exit costs	3,043	—	3,043
Gain on sale of assets	(696)	—	(696)
Environmental matters (2b)	—	925	925
Other	—	(307)	(307)
	15,909	(1,582)	14,327
Reversal of excess restructuring reserves	(2,001)	—	(2,001)
	$13,908	$(1,582)	$12,326
Cash	$13,624	$(1,459)	$12,165
Non-cash	284	(123)	161
	$13,908	$(1,582)	$12,326
2005
Severance	$17,496	$—	$17,496
Early extinguishment of debt, net (2c)	—	11,953	11,953
Impairment of investments (2a)	—	3,615	3,615
Other exit costs	2,928	—	2,928
Loss on sale and impairment of assets	226	—	226
Environmental matters (2b)	—	2,077	2,077
Other	—	836	836
	20,650	18,481	39,131
Reversal of excess restructuring reserves	(368)	—	(368)
	$20,282	$18,481	$38,763
Cash	$19,666	$16,716	$36,382
Non-cash	616	1,765	2,381
	$20,282	$18,481	$38,763
2004
Environmental matters (2b)	$—	$20,837	$20,837
Loss/(gain) on sale of assets (2a)	63	(7,127)	(7,064)
German pension liability (2d)	—	(5,626)	(5,626)
Severance	4,117	—	4,117
Other exit costs	538	—	538
Other	—	(253)	(253)
	4,718	7,831	12,549
Reversal of excess restructuring reserves	(72)	—	(72)
	$4,646	$7,831	$12,477
Cash	$4,583	$14,178	$18,761
Non-cash	63	(6,347)	(6,284)
	$4,646	$7,831	$12,477

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(1) Restructuring:

In connection with the acquisition of the Filtration and Separations Group (“FSG”) in fiscal year 2002, Company management began formulating integration plans and identifying synergistic opportunities. The study led to a much broader initiative to examine the overall structure of the Company and the manner in which it conducted business activities with the objective of increasing revenue growth and achieving cost reduction. This resulted in a series of restructuring activities that have been ongoing since that time, including the realignment of the overall business structure (described summarily below and in more detail in the Segment Information and Geographies note), which commenced at the end of fiscal year 2004, and the Company’s facilities rationalization initiative and European cost reduction (“EuroPall”) initiative, which commenced in fiscal year 2006.

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

•

In the fourth quarter of fiscal year 2004, the Company implemented a plan to reorganize its Medical and BioSciences management structure in order to better serve its customers in these markets. As a result of the plan, certain management positions were made redundant and the Company recorded severance liabilities for the termination of employees.

2005:

•

The Company began to implement its plan to reorganize its business structure into vertically-integrated business groups, as discussed further in the Segment Information and Geographies note, and continued its cost reduction initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to the reorganization.

•

In the first quarter of fiscal year 2005, the Company completed the sale begun in the fourth quarter of fiscal year 2004 of certain manufacturing plants in Germany acquired as part of the FSG acquisition, which resulted in the recognition of a gain of $387.

2006:

•

The Company continued its realignment plan and cost reduction initiatives, including its facilities rationalization initiative and its initiative to optimize European operations (“EuroPall”). As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives. In addition, the Company recorded a gain on the sale of assets, primarily related to the sale of a building in the Western Hemisphere as part of its facilities rationalization initiative.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2006 2005 and 2004:

	Severance	Lease Termination Liabilities & Other	Total
2006
Original Charge (a)	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (b)	182	9	191
Balance at July 31, 2006	$6,296	$152	$6,448

2005
Original Charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (b)	(86)	4	(82)
Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (c)	(1,905)	(96)	(2,001)
Other changes (b)	57	3	60
Balance at July 31, 2006	$3,915	$13	$3,928
2004
Original Charge	$4,117	$538	$4,655
Utilized	(2,765)	(538)	(3,303)
Balance at July 31, 2004	1,352	—	1,352
Utilized	(1,243)	—	(1,243)
Reversal of excess reserves (c)	(22)	—	(22)
Other changes (b)	(87)	—	(87)
Balance at July 31, 2005	$—	$—	$—
(a)	Amounts reflected as severance liabilities for fiscal year 2006 exclude $227 related to non-cash stock compensation.
(b)	Other changes reflect translation impact.
(c)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2005 and 2004.

(2) Other Charges/(Gains):

(a) Investments:

In fiscal year 2004, the Company recorded a gain on the sale of its investment in Oiltools International of $7,580.

In fiscal year 2005, the Company recorded a charge of $2,875 for the other-than-temporary diminution in value of its investment in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”). In addition, the Company recorded a charge of $740 for the other-than-temporary diminution of a certain investment in equity securities held by its benefits protection trust.

In fiscal year 2006, the Company sold all of the 617.5 shares it held of VITEX for total proceeds aggregating $6,783. The cost basis at the time of the sale, as adjusted by previous impairment charges, was $4,940. As a result, the Company recorded a gain of $1,806, net of fees and commissions. Furthermore, the Company sold its stock rights in Satair A/S (“Satair”) for total proceeds aggregating $641. The cost basis of the rights at the time of the sale was $247. As a result, the Company recorded a gain of $394.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

For further discussion of the Company’s investments, refer to the Other Current and Non-Current Assets note.

(b) Environmental Matters:

In fiscal year 2004, the Company increased its environmental liabilities by $20,837, principally as a result of a change in the estimated duration and costs of the remediation effort at the Ann Arbor, Michigan facility of the Company’s subsidiary Gelman Sciences.

In fiscal year 2005, the Company further increased its environmental remediation reserves by $2,077 primarily related to environmental matters in Sea Cliff, New York and Pinellas Park, Florida.

In fiscal year 2006, the Company increased its previously established environmental reserves by $925 primarily related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida.

For more detail regarding environmental matters, please refer to the Contingencies and Commitments note.

(c) Early extinguishment of debt, net:

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

ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	2006	2005
Billed	$483,205	$463,959
Unbilled	46,329	43,206
Total	529,534	507,165
Less allowances for doubtful accounts	(11,902)	(13,515)
Accounts receivable	$517,632	$493,650

Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

INVENTORIES

The major classes of inventory, net, are as follows:

	2006	2005
Raw materials and components	$130,731	$113,202
Work-in-process	66,259	44,837
Finished goods	211,283	207,890
	$408,273	$365,929

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2006	2005
Land	$44,923	$39,270
Buildings and improvements	462,177	447,660
Machinery and equipment	758,182	715,692
Furniture and fixtures	76,624	75,895
	1,341,906	1,278,517
Less: Accumulated depreciation and amortization	720,927	669,759
Property, plant and equipment, net	$620,979	$608,758

GOODWILL AND INTANGIBLE ASSETS

The following table presents goodwill, net of accumulated amortization (from prior to adopting SFAS No. 142), allocated by reportable segment, in accordance with SFAS No. 142:

	2006	2005
Medical	$29,210	$28,578
BioPharmaceuticals	38,344	45,538
Life Sciences	67,554	74,116

General Industrial	151,997	151,878
Aerospace	5,706	5,704
Microelectronics	21,219	21,206
Industrial	178,922	178,788
	$246,476	$252,904

The decrease in the carrying amount of goodwill is primarily attributable to the changes in the final allocation of the purchase price from the acquisition of Euroflow as discussed in the Acquisitions note. This was partly offset by the changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date. Refer to the Segment Information and Geographies note for a more detailed description of the reportable segments.

Intangible assets consist of the following:

	2006
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$78,579	$30,232	$48,347
Trademarks	4,648	2,261	2,387
Other	3,361	2,618	743
	$86,588	$35,111	$51,477

	2005
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$88,098	$41,858	$46,240
Trademarks	4,545	1,849	2,696
Other	5,301	4,233	1,068
	$97,944	$47,940	$50,004

Patents and trademarks include costs to register new patents and trademarks. Patents also include expenditures to successfully defend certain patents.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The decrease in the gross amount of patents and unpatented technology compared to fiscal year 2005 primarily reflects the write-off of fully amortized patents of approximately $18,600, partly offset by the recording of $8,000 related to the finalization of the valuation of intangible assets purchased in the Euroflow acquisition, as discussed above. The fair value of these intangibles had not been determined as of July 31, 2005. As such, their cost had been preliminarily allocated based upon their book values.

Amortization expense for intangible assets for fiscal years 2006, 2005 and 2004 was $8,463, $6,762 and $7,888, respectively. Amortization expense is estimated to be approximately $8,120 in 2007, $7,188 in 2008, $6,782 in 2009, $6,776 in 2010 and $6,856 in 2011.

OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of the following:

	2006	2005
Deferred income taxes (a)	$42,819	$57,632
Income tax receivable (a)	49,163	38,641
Prepaid expenses	25,259	21,858
Other receivables	16,178	17,754
	$133,419	$135,885

Other non-current assets consist of the following:

	2006	2005
Deferred income taxes (a)	$111,591	$89,787
Retirement benefit assets (b)	84,435	59,998
Investments (b)	4,066	6,605
Prepaid pension expenses (c)	20,193	—
Intangible pension assets (c)	9,273	11,379
Other	27,387	25,474
	$256,945	$193,243
a)	Refer to the Income Taxes note for further discussion.
b)

Retirement benefit assets are held to satisfy obligations related to certain unfunded retirement benefit plans, which provide benefits to eligible employees in Germany and the U.S. Included therein are guaranteed investment contracts of $26,685 and $24,795 as of July 31, 2006 and July 31, 2005, respectively. The guaranteed investment contracts were established to pay for supplementary retirement benefits related to unfunded plans in Germany. The July 31, 2006, and July 31, 2005, balance sheets reflect related liabilities in the amounts of $55,596 and $51,814, respectively.

Also included within retirement benefit assets is a benefits protection trust, with assets aggregating $57,750 and $35,203 as of July 31, 2006 and July 31, 2005, respectively. The trust was established for the purpose of satisfying certain unfunded supplemental post-employment benefit obligations in the U.S. for eligible executives in the event of a change of control of the Company. In addition to holding cash equivalents primarily to satisfy short-term cash requirements relating to benefit payments, the trust primarily invests in U.S. government obligations, debt obligations of corporations and financial institutions with high credit ratings and equity mutual fund shares. Contractual maturity dates of debt securities held by the trust range from 2007 to 2039. Such debt and equity securities are classified as available-for-sale and aggregated $55,648 and $33,522 as of July 31, 2006 and July 31, 2005, respectively. The July 31, 2006 and July 31, 2005, balance sheets reflect retirement benefit assets held in the trust of $51,860 and $35,203, related to retirement benefit liabilities of $53,627 and $55,014, respectively.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The Company has invested in certain companies to form strategic alliances, enabling the Company to broaden its portfolio of products. Included in investments are certain investments of $4,037 and $6,576 at July 31, 2006 and July 31, 2005, respectively, that the Company classifies as available-for-sale. Amongst these investments is the Company’s investment in Satair of $4,037 and $2,871, at July 31, 2006 and July 31, 2005, respectively. In addition, such investments at July 31, 2005 included the Company’s investment in VITEX, a developer of blood products and systems. In August 2005, the Company sold its investment in VITEX. For more detail regarding this transaction, refer to the Restructuring and Other Charges, Net note.

The following is a summary of the Company’s available-for-sale investments by category at July 31, 2006 and July 31, 2005:

	Cost/ Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains/ (Losses)	Foreign Exchange Gains/ (Losses)
2006
Equity securities	$5,396	$7,980	$2,066	$(103)	$1,963	$621
Debt securities:
U.S. Treasury	22,913	22,609	19	(323)	(304)	—
Other U.S. government	11,209	11,064	6	(151)	(145)	—
CMO/mortgage-backed	3,699	3,696	11	(14)	(3)	—
Corporate	14,548	14,365	6	(189)	(183)	—
	$57,765	$59,714	$2,108	$(780)	$1,328	$621
2005
Equity securities	$10,085	$10,614	$1,448	$(1,235)	$213	$316
Debt securities:
U.S. Treasury	8,833	8,783	—	(50)	(50)	—
Other U.S. government	10,954	10,855	—	(99)	(99)	—
CMO/mortgage-backed	474	500	26	—	26	—
Corporate	9,432	9,375	—	(57)	(57)	—
	$39,778	$40,127	$1,474	$(1,441)	$33	$316

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
2006
Equity securities	$3,913	$103	$—	$—	$3,913	$103
Debt securities:			—	—
U.S. Treasury	13,678	323	—	—	13,678	323
Other U.S. government	7,391	151	—	—	7,391	151
CMO/mortgage – backed	1,112	14	—	—	1,112	14
Corporate	7,361	189	—	—	7,361	189
	$33,455	$780	$—	$—	$33,455	$780

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

The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the years ended July 31, 2006, July 31, 2005 and July 31, 2004:

	2006	2005	2004
Proceeds from sales	$17,905	$6,900	$12,663
Realized gross gains on sales	2,217	160	304
Realized gross losses on sales	112	2	283
c)

Prepaid pension expenses represent the non-current amounts arising from the excess of cumulative employer contributions over accrued net pension expenses. Intangible pension assets represent the unfunded accumulated benefit obligations to the extent of unrecognized prior service costs. Refer to the Pension and Profit Sharing Plans and Arrangements note for further discussion.

NOTES PAYABLE AND LONG-TERM DEBT

At July 31, 2006, the Company had unsecured credit facilities which require no compensating balances, totaling approximately $166,356. In addition to providing short-term liquidity and overdraft protection, these facilities also support various programs (such as guarantee, performance bond and warranty) mandated by customers and other financial exposures (foreign exchange forward contracts) of the Company. At July 31, 2006, notes payable were $35,821 and an additional $11,027 was committed to various other programs. The weighted average interest rates on notes payable at the end of fiscal years 2006 and 2005 were 4.6% and 3.7%, respectively.

Long-term debt consists of:

	2006	2005
Senior revolving credit facility, due in 2011 (a)	$347,749	$—
Senior revolving credit facility, due in 2010 (b)	—	190,000
Private placement senior notes, due in 2012 (c)	280,000	280,000
Yen denominated loan, due in 2007 (d)	26,214	26,727
Other	13,453	14,606
	667,416	511,333
SFAS No. 133 fair value adjustment, net (e)	160	187
Total long-term debt	667,576	511,520
Current portion	(27,561)	(1,359)
Long-term debt, net of current portion	$640,015	$510,161
(a)

On June 21, 2006, the Company and certain wholly-owned subsidiary borrowers, entered into a multi-currency (U.S.$, Pound, Euro), five-year $500,000 unsecured senior revolving credit facility with a syndicate of banks, which expires on June 21, 2011. Simultaneously, the Company and one of its domestic subsidiaries borrowed approximately $445,000 under this facility and used the proceeds principally (1) to repay the $213,869 of borrowings, accrued interest and fees due under its then existing $350,000 unsecured senior revolving credit facility entered into on July 29, 2005 (discussed in (b) below), (2) to prepay a 90-day term $200,000 loan plus accrued interest, (3) to pay various fees associated with the new facility and (4) for general corporate purposes. The then existing $350,000 unsecured revolving credit facility was terminated upon execution of the $500,000 revolving credit facility. Letters of credit outstanding against the $500,000 revolving credit facility as of July 31, 2006 were approximately $14,407.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Borrowings under the new facility bear interest at either a variable rate based upon LIBOR (US$ and £ borrowings) or Euribor (Euro borrowings) or at the prime rate of the Administrative Agent (US$ borrowing only). The new facility contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. The financial covenants are as follows:

i.

          Minimum interest coverage ratio: The Ratio of Earnings Before Net Interest, Taxes, Depreciation, Amortization and the Non-Cash Portion of Non-Recurring Charges and Income (“EBITDA”) to Net Interest Expense shall not be less than 3.5 to 1, computed on the basis of cumulative results for the most recently ended four consecutive quarters.

ii.

          Maximum funded debt ratio: The Ratio of Consolidated Funded Debt to EBITDA shall not exceed 3.5 to 1, EBITDA computed on the basis of cumulative results for the most recently ended four consecutive quarters.

The Company was in compliance with all financial covenants of its various debt agreements as of July 31, 2006.

On July 21, 2006, several foreign, non-U.S. dollar functional currency, subsidiary borrowers initiated loans under the new facility to facilitate the funding of a substantial portion of the dividend payment of $398,000 made pursuant to the implementation plan under the American Jobs Creation Act of 2004. Such borrowings were individually Pound 36,000 (U.S.$67,266) and Euro 141,400 (U.S.$180,483) (U.S. dollar equivalents stated at relevant year-end spot rates) and were used to repay a portion of the initial outstandings under the new facility as well as for other general corporate purposes.

(b)

On July 29, 2005, the Company entered into a five-year $350,000 unsecured senior revolving credit facility with a syndicate of banks, which was due to expire on July 29, 2010. Simultaneously, the Company borrowed $190,000 under this facility and used the proceeds principally to (1) redeem all of its then outstanding $100,000 private placement 7.83% senior notes, including approximately $3,241 in accrued interest and $14,702 in make-whole payments and (2) repay the $65,250 of borrowings, accrued interest and fees due under its then existing $300,000 unsecured senior revolving credit facility entered into on August 24, 2004, and (3) various fees associated with the new facility. The then existing $300,000 unsecured senior revolving credit facility was terminated upon the execution of the $350,000 revolving credit facility.

(c)

On August 6, 2002, the Company completed a private placement offering of $280,000 6% senior notes due on August 1, 2012. The notes are unsecured and unsubordinated obligations of the Company and rank pari passu to its other outstanding unsecured and unsubordinated indebtedness.

(d)

The Company refinanced its Yen 3 billion loan (approximately $26,214 as of July 31, 2006), which was due on June 20, 2005, until June 20, 2007. Interest payments are at a variable rate based upon Yen LIBOR. The Company has designated the June 2005 Yen 3 billion loan as a non-derivative hedge of its net Yen investment in a Japanese subsidiary. As a result of such designation, adjustments related to the fair market value of the Yen 3 billion loan are reported in other comprehensive income.

(e)	Refer to the Financial Instruments and Risks and Uncertainties note for further discussion of the Company’s hedging activities.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The aggregate annual maturities of long-term debt during fiscal years 2007 through 2011 are approximately as follows:

2007	$27,561
2008	1,933
2009	1,477
2010	1,551
2011	349,244

Interest expense, net, for fiscal years 2006, 2005 and 2004 is comprised of:

	2006	2005	2004
Interest expense	$33,177	$30,895	$24,143
Interest income	10,200	4,945	3,642
Interest expense, net	$22,977	$25,950	$20,501

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

The Company entered into two consecutive, non-concurrent, “receive fixed, pay variable” fair value interest rate swap transactions related to the $280,000 private placement 6.00% notes due in 2012. Both transactions had an aggregate notional amount of $230,000 and both were terminated prior to maturity. The initial swap was entered into in fiscal year 2003 and terminated that same year to monetize, or realize, gains in the fair market value of the swap. Proceeds, net of accrued interest due to the Company of $2,667, were $13,467 and are being amortized as a reduction of interest expense over the remaining life of the underlying indebtedness. The second swap was entered into in fiscal year 2003 (concurrent with the termination of the first swap) and was terminated in fiscal year 2005 to effect a decision by management to increase the fixed rate portion of the Company’s debt portfolio in response to changes in the interest rate environment. The cash outlay, augmented by accrued interest due to the Company of $894, totaled $10,938; such amount being amortized as an increase to interest expense over the remaining life of the underlying indebtedness. The unamortized balance of both swaps, netting to $160 at July 31, 2006, is reflected as a realized adjustment to the carrying value of the underlying indebtedness.

The components of SFAS No. 133 fair value adjustment, net, as reflected in the note entitled “Notes Payable and Long-Term Debt” are as follows:

	2006	2005
	$280,000 Private Placement	$280,000 Private Placement
Realized	$160	$187
Unrealized	—	—
Total	$160	$187

On March 7, 2003, the Company entered into a forward dated “receive variable, pay fixed” interest rate swap related to the Yen 3 billion loan that matured in June 2005, whereby the Company received payments at a variable rate based upon Yen LIBOR and made payments at a fixed rate of .95% on a notional amount of Yen 3 billion. Concurrent with the maturity of the underlying Yen 3 billion loan, this swap terminated in June 2005. On May 9, 2005 the Company entered into a forward dated “receive variable, pay fixed” interest rate swap related to the June 2005 refinancing of the Yen 3 billion loan. The Company receives payments at a variable rate based upon Yen LIBOR, and makes payments at an all-in fixed rate of 0.36% on a notional amount of Yen 3 billion. The swap has the same term as the underlying Yen 3 billion loan.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

In April 2003, the Company amended the terms of the “receive variable, pay fixed” interest rate swap related to certain borrowings under the senior credit facility. The Company received payments at a variable rate based on LIBOR and made payments at an effective rate of 4.3% on a notional amount of $25,000. The swap expired in February 2006.

In June 2005, pursuant to the execution of a Yen 3.5 billion loan from a U.S. dollar functional Netherlands subsidiary of the Company (“PNBV”) to a Japanese subsidiary of the Company (“NPL”), PNBV entered into a cross currency swap with a financial institution. Under the terms of the agreement, PNBV will make interest payments to the financial institution at a fixed rate, based upon a notional amount of Yen 3.5 billion. In return, the financial institution will make interest payments to PNBV, at a fixed rate, based upon a $32,154 notional amount (the U.S. dollar equivalent of the Yen 3.5 billion based upon the spot rate on the date of the closing of this transaction). At the end of this arrangement, PNBV will remit the Yen 3.5 billion principal, which it will receive from NPL, to the financial institution, who in turn will remit the $32,154 to PNBV. As of July 31, 2006, the fair value of the cross currency swap was an asset of $1,289. Other comprehensive income includes an unrealized loss of $283 on the cross currency swap, of which $16 is expected to be reclassified into earnings within one year.

As of July 31, 2006, the Company had interest rate swaps and forwards outstanding with notional amounts aggregating $26,214 and $33,553 respectively, whose fair values were an asset of $94 and $501, respectively. Other comprehensive income includes $94 of cumulative unrealized gains on variable to fixed rate interest rate swaps (i.e., cash flow hedges) all of which is expected to be reclassified into earnings within one year.

The credit risk related to the interest rate swaps and the forwards is considered low because such instruments are entered into only with financial institutions having high credit ratings and are generally settled on a net basis.

The Company considers the fair value of all non-derivative financial instruments to be not materially different from their carrying value at year-end, except for fixed rate debt with a face value of $280,000, a carrying value of $280,161 and a fair value of $289,800. The fair market value was determined by calculating the present value of all future cash flows (i.e., interest and principal) using the discount factor mandated by the indenture in the event of early extinguishment.

The Company’s cash and cash equivalents are in high-quality securities placed with a wide array of financial institutions with high credit ratings limiting the Company’s exposure to concentration of credit risks.

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

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

INCOME TAXES

The components of earnings before income taxes are as follows:

	2006	2005	2004
Domestic operations, including Puerto Rico	$75,272	$37,621	$52,612
Foreign operations	135,104	143,450	145,220
	$210,376	$181,071	$197,832
The provisions for income taxes consist of the following items:
Current:
Federal and Puerto Rico	$14,255	$9,069	$18,240
Foreign	43,689	33,084	46,685
	57,944	42,153	64,925
Deferred:
Federal and Puerto Rico	5,748	3,273	(18,105)
Foreign	1,191	(5,171)	(561)
	6,939	(1,898)	(18,666)
	$64,883	$40,255	$46,259

A reconciliation of the provisions for income taxes follows:

	% of Pretax Earnings
	2006	2005	2004
Computed “expected” tax expense	35.0%	35.0%	35.0%
Tax benefit of Puerto Rico operations	(7.0)	(8.4)	(8.4)
Incremental tax as a result of the American Jobs Creation Act	7.8	—	—
Change in valuation allowance	(1.7)	0.6	(1.6)

Foreign income and withholding taxes, net of U.S. foreign tax credits	(2.8)	(4.5)	(4.5)
Other	(0.5)	(0.5)	2.9
Effective tax rate	30.8%	22.2%	23.4%

The Company has two Puerto Rico subsidiaries that are organized as “possessions corporations” as defined in Section 936 of the Internal Revenue Code. The Small Business Job Protection Act of 1996 repealed Section 936 of the Internal Revenue Code which provided a tax credit for U.S. companies with operations in certain U.S. possessions, including Puerto Rico.

For Pall Corporation, the repeal was effective July 31, 2006. The Company has formed a Puerto Rico Limited Liability Company (“LLC”), which purchased the assets and operations of the two Section 936 companies effective July 31, 2006. The LLC is a subsidiary of a wholly-owned controlled foreign corporation (“CFC”). The Company also operates another Puerto Rico entity as a branch of this wholly-owned CFC.

Under U.S. tax principles, the earnings of a CFC are normally subject to U.S. tax only upon repatriation. Accordingly, no taxes have been provided on the unrepatriated earnings of this subsidiary.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The components of the net deferred tax asset at July 31, 2006 and July 31, 2005, are as follows:

	2006	2005
Deferred tax asset:
Tax loss and tax credit carry-forwards	$117,969	$122,794
Inventories	18,330	18,544
Compensation and benefits	70,004	56,039
Environmental	6,646	8,300
Accrued expenses	14,960	12,409
Other	34,265	39,233
Gross deferred tax asset	262,174	257,319
Valuation allowance	(50,987)	(57,631)
Total deferred tax asset	211,187	199,688
Deferred tax liability:
Plant and equipment	(38,295)	(38,615)
Pension assets	(16,155)	(8,840)
Other	(12,635)	(15,993)
Total deferred tax liability	(67,085)	(63,448)
Net deferred tax asset	$144,102	$136,240

As of July 31, 2006, the Company had available tax net operating loss, tax capital loss and tax credit carry forwards subject to expiration as follows:

	Losses
Year of Expiration	Operating	Capital	Tax Credits
2007	$—	$—	$9,057
2008-2016	4,267	79,521	51,150
2017-2026	5,750	—	—
Subtotal	10,017	79,521	60,207
Indefinite	61,093	—	3,246
Total	$71,110	$79,521	$63,453

The valuation allowance has been reduced by $6,644 during the fiscal year ended July 31, 2006. This reduction primarily resulted from the release of valuation allowances due to the Company’s ability to utilize certain capital losses and tax credits.

In evaluating the reasonableness of the valuation allowance, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Ultimately, the realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax-planning strategies and projected future taxable income. Based on these considerations, and the indefinite carry-forward availability of certain deferred tax credits (principally related to alternative minimum tax), management believes it is more likely than not that the Company will realize the benefit of the deferred tax asset, net of the July 31, 2006 valuation allowance.

If subsequently recognized, the tax benefit attributable to $38,566 of the total valuation allowance would be charged to goodwill. This valuation allowance relates primarily to pre-acquisition tax operating loss and tax capital loss carry forwards.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provided for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. During the fourth quarter of fiscal year 2006, the Company completed the repatriation of foreign earnings through intercompany dividends in the amount of $398,000 under the provisions of the Act. This action resulted in an incremental tax charge of approximately $17,000.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

As of July 31, 2006, the Company has not provided deferred taxes on $700,925 of undistributed foreign subsidiaries’ earnings because it intends to invest substantially all such earnings in its foreign operations indefinitely, except where it is possible to repatriate these earnings to the United States without a material incremental tax.

Pall Corporation and its domestic subsidiaries file a consolidated Federal income tax return.

ACCRUED AND OTHER NON-CURRENT LIABILITIES

Accrued liabilities consist of the following:

	2006	2005
Payroll and related taxes	$106,637	$93,869
Benefits	24,844	33,001
Interest payable	18,300	18,784
Environmental remediation (a)	5,317	5,699
Other	86,532	65,927
	$241,630	$217,280

Other non-current liabilities consist of the following:

	2006	2005
Retirement benefits	$159,520	$126,399
Deferred revenue (b)	18,129	—
Environmental remediation (a)	14,416	18,836
Other	3,629	2,468
	$195,694	$147,703
(a)	For further discussion regarding environmental remediation liabilities refer to the Contingencies and Commitments note.
(b)

On December 16, 2005, the Company sold the rights to its Western Hemisphere commercial aerospace aftermarket distribution channel for the Company’s products for a ten-year period to Satair. The proceeds received for the distribution rights were recorded as deferred revenue and are being amortized as an increase to sales over the life of the distribution agreement.

PENSION AND PROFIT SHARING PLANS AND ARRANGEMENTS

Pension Plans

The Company provides substantially all domestic and foreign employees with retirement benefits. Funding policy for domestic plans, which is primarily comprised of a cash balance pension plan, is in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”); for foreign plans, funding is determined by local tax laws and other regulations. Pension costs charged to operations totaled $32,819, $29,890 and $24,962 in fiscal years 2006, 2005 and 2004, respectively.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The Company uses a July 31 measurement date for its defined benefit pension plans. The following table reflects the change in benefit obligations, change in plan assets and funded status for these plans:

	U.S. Plans		Foreign Plans
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation - beginning of year	$186,192	$153,145	$291,381	$239,452
Curtailments and settlements	—	—	(22,820)	141
Service cost	7,511	6,633	6,774	6,897
Interest cost	9,471	9,227	13,621	12,864
Plan participant contributions	—	—	1,554	2,464
Plan amendments	11	1,682	4,879	—
Actuarial (gain) loss	(8,397)	26,151	27,874	47,667
Total benefits paid	(10,481)	(10,646)	(8,673)	(9,939)
Effect of exchange rates	—	—	16,672	(8,165)
Benefit obligation - end of year	184,307	186,192	331,262	291,381
Change in plan assets (a):
Fair value of plan assets - beginning of year	91,799	74,529	164,114	139,302
Actual return on plan assets	757	10,319	19,103	27,858
Company contributions	41,996	17,597	19,909	10,049
Plan participant contributions	—	—	1,554	2,464
Benefits paid from plan assets	(10,481)	(10,646)	(8,673)	(9,939)
Effect of exchange rates	—	—	10,113	(5,620)
Fair value of plan assets - end of year	124,071	91,799	206,120	164,114
Funded status (a):	(60,236)	(94,393)	(125,142)	(127,267)
Unrecognized actuarial loss	40,973	46,696	93,479	99,355
Unrecognized prior service cost	7,165	8,107	6,218	3,642
Unrecognized transition (asset) obligation	(42)	(85)	—	—
Net amount recognized	$(12,140)	$(39,675)	$(25,445)	$(24,270)
Amount recognized in the balance sheet consists of:
Prepaid benefit	$20,193	$—	$—	$—
Accrued benefit liability	(52,420)	(71,403)	(120,953)	(77,365)
Intangible asset	4,575	7,990	4,698	3,389
Accumulated other comprehensive income	15,512	23,738	90,810	49,706
Net amount recognized	$(12,140)	$(39,675)	$(25,445)	$(24,270)

Accumulated benefit obligation	$164,125	$162,787	$326,659	$241,347

Plans with accumulated benefit obligations in excess of plan assets consist of the following:
Accumulated benefit obligation	$52,420	$162,787	$326,659	$241,347
Projected benefit obligation	59,977	186,192	331,262	291,381
Plan assets at fair value	—	91,799	206,120	164,114
(a)

The Company has certain unfunded supplemental defined benefit plans, which provide benefits to eligible executives in the U.S. and employees abroad. As such, the above tables do not include the Company’s assets relating to these plans of $50,802 and $34,107 for the U.S. plans and $26,685 and $24,795 for the foreign plans as of July 31, 2006 and July 31, 2005, respectively. Liabilities, included in the tables above, related to these plans were $52,324 and $53,711 for the U.S. plans and $55,596 and $51,814 for the foreign plans as of July 31, 2006 and July 31, 2005, respectively.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Net periodic benefit cost for the Company’s defined benefit pension plans includes the following components:

	U.S. Plans			Foreign Plans
	2006	2005	2004	2006	2005	2004
Service cost	$7,511	$6,633	$6,540	$6,774	$6,897	$7,423
Interest cost	9,471	9,227	8,416	13,621	12,864	11,408
Expected return on plan assets	(6,288)	(5,196)	(5,455)	(10,745)	(9,333)	(9,207)
Amortization of prior service cost	952	884	749	439	501	499
Amortization of net transition asset	(42)	(42)	(81)	—	21	32
Recognized actuarial loss	2,857	1,500	1,195	7,954	5,274	4,107
Loss/(gain) due to curtailments and settlements	—	—	—	315	660	(664)
Net periodic benefit cost	$14,461	$13,006	$11,364	$18,358	$16,884	$13,598

The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost:

	U.S. Plans			Foreign Plans
	2006	2005	2004	2006	2005	2004
Assumptions used to determine benefit obligations
Discount rate	6.25%	5.25%	6.25%	4.83%	4.51%	5.32%
Rate of compensation increase	4.68%	3.67%	3.50%	2.93%	3.79%	3.64%
Assumptions used to determine net periodic benefit cost
Discount rate	5.25%	6.25%	6.25%	4.51%	5.32%	5.10%
Expected long-term rate of return on plan assets	7.00%	7.00%	8.00%	6.42%	6.30%	6.31%
Rate of compensation increase	3.67%	3.50%	4.00%	3.79%	3.64%	3.65%

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

The following table provides the Company’s weighted average target plan asset allocation and actual asset allocation by asset category:

	2006		2005
	Target Allocation	Actual Allocation	Actual Allocation
Equity securities	66%	68%	70%
Debt securities	28%	26%	23%
Other	6%	7%	7%

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

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Management’s estimate of the Company’s cash requirements for the defined benefit plans for the year ending July 31, 2007 is $17,828. This is comprised of expected benefit payments of $8,940, which will be paid directly to participants of unfunded plans from Company assets, as well as expected Company contributions to funded plans of $8,888. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ greatly from current estimates.

The following table provides the pension benefits expected to be paid to participants, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from plan assets:

Expected pension benefit payments
2007	$25,171
2008	23,217
2009	23,838
2010	24,323
2011	25,903
2012-2016	142,658

Defined Contribution Plans

The Company’s 401(k) and profit sharing plan covers substantially all domestic employees of the Company and its participating subsidiaries, other than those employees covered by a union retirement plan. The Plan provides that participants may voluntarily contribute a percentage of their compensation and the Company will make a matching contribution equal to 100% of the first 3% of each participant’s contributions. Company contributions in excess of the matching contribution are contingent upon realization of profits of the Company and its participating subsidiaries, unless the Board of Directors decides otherwise. The expense associated with the plan for fiscal years 2006, 2005, and 2004 was $5,392, $5,297 and $5,781, respectively.

The Company and its subsidiaries also participate in defined contribution pension plans primarily for the benefit of certain foreign employees. The expense associated with these plans was $5,445, $4,266 and $2,165 for fiscal years 2006, 2005 and 2004, respectively.

CONTINGENCIES AND COMMITMENTS

Certain facilities of the Company are involved in environmental proceedings. The most significant matter pertains to the Company’s subsidiary, Gelman Sciences Inc. (“Gelman”), which constitutes the majority of the $19,733 and $24,535 of accruals in the Company’s Consolidated Balance Sheets at July 31, 2006, and July 31, 2005, respectively. The Company recorded charges of $925 and $2,077 in fiscal years 2006 and 2005, respectively, related to environmental matters. The increases recorded to the environmental liabilities represent management’s best estimate of the cost to be incurred to perform remediation. The estimates are based upon the feasibility of the use of certain remediation technologies and processes as well as the facts known to management at the time the estimates are made. (Refer to the Accounting Policies and Related Matters - Presentation and Use of Estimates note).

Nearly ten years prior to the Company’s acquisition of Gelman in February 1997, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) seeking to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order (the “REO”) requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. Gelman’s plan has been approved by both the Court and the State. Although Gelman has met monthly milestones established under the plan and although contaminant concentrations have been significantly reduced, groundwater concentrations remain above acceptable levels in much of the affected area. The Court, however, concluded that Gelman was in compliance with the terms of the REO in a subsequent order issued in December 2004 (see below). Neither the State nor the Court has sought or suggested that Gelman should be penalized based on the continued presence of groundwater contamination at the site.

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

In December 2005, Gelman filed two motions for partial summary disposition seeking dismissal of the City’s claims for injunctive relief and the majority of its monetary claims. The City filed a motion for summary disposition with regard to Gelman’s liability under state statute. Rather than hear the motions, the Court ordered the parties into settlement facilitation. The facilitation period was recently extended to allow the parties to continue these settlement negotiations. Gelman is currently in negotiations with the City on the terms of the proposed settlement. If a settlement is not reached, the trial in this matter has been rescheduled to late fall 2006.

On August 10, 2005, the City filed a lawsuit against Gelman under the Federal Superfund Statute (“CERCLA”) for recovery of the City’s alleged response costs, including well replacement costs. The City is seeking in this matter essentially the same relief it is seeking in the above-described state court action. In October 2005, Gelman filed a Motion for Stay, seeking to stay these federal proceedings pending resolution of the parallel state court action. The City subsequently filed a motion for summary judgment regarding Gelman’s liability under CERCLA. The parties have agreed to include this matter in the settlement facilitation ordered by the state court and to stay this matter pending the outcome of the facilitation process. The parties have been informed that the Court will place this action on “administrative leave” without prejudice to the City’s right to restart the litigation if the matter is not resolved through the facilitation process described above.

A local resident and the City filed petitions for a contested case on November 26, 2005 and November 30, 2005, respectively. The petitions challenge various aspects of the discharge permit issued to Gelman by the State on September 30, 2005. The petitions commence an administrative adjudicative hearing, which can result in changes to the discharge permit. Company management does not believe there is substantive merit to the claims made in either petition. The Administrative Law Judge has consolidated both petitions into one proceeding. The Administrative Law Judge has also stayed this proceeding to allow the City and Gelman to attempt to resolve this matter through the facilitative process described above. No damages are being sought in this proceeding.

On June 25, 2004, the Company was sued in the United States District Court for the Eastern District of Michigan by a private plaintiff in connection with the groundwater contamination. The complaint seeks both money damages and injunctive relief requiring remediation of the contamination. The plaintiff also seeks to represent a larger class of property owners and residents who the plaintiff claims are affected by the groundwater contamination. On August 25, 2004, the Company filed a motion for summary judgment seeking to dismiss the plaintiff’s claims. In response, plaintiff’s counsel sought and was granted permission to amend the complaint. An amended complaint was filed on November 17, 2004, which added seven plaintiffs. The Company renewed its motion for summary judgment on December 27, 2004, asserting various grounds for dismissing the complaint as to each plaintiff. As ordered by the Court, the Company withdrew its motion to allow the plaintiff an opportunity to further amend their complaint and conduct limited discovery. The plaintiffs filed a second amended complaint on March 9, 2005, adding two claims under the Federal Resource Conservation and Recovery Act (“RCRA”). Discovery on the specific issues related to the seven plaintiffs was completed, and on October 17, 2005, the Company renewed, for a third time, its motion for summary judgment, asserting that none of the plaintiffs had established claims under any of the counts alleged, including RCRA. By order dated January 30, 2006, the Court granted the Company’s motion and dismissed the entire case. The period for filing an appeal by right has expired.

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

The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of July 31, 2006 and July 31, 2005 is immaterial to the financial position of the Company as is the change in the accrual for fiscal year 2006 to the Company’s consolidated results of operations, cash flows and financial position.

As of July 31, 2006, the Company had performance bonds outstanding relating primarily to its long-term contracts with governmental agencies of approximately $78,858.

The Company and its subsidiaries lease office and warehouse space, automobiles, computers and office equipment. Rent expense for all operating leases amounted to approximately $24,835 in 2006, $24,103 in 2005 and $22,870 in 2004. Future minimum rental commitments at July 31, 2006, for all non-cancelable operating leases with initial terms exceeding one year are $22,333 in 2007; $13,357 in 2008; $7,778 in 2009; $3,701 in 2010; $1,391 in 2011 and $5,131 thereafter.

The Company and its subsidiaries have various non-cancelable purchase commitments for goods or services with various vendors that have terms in excess of one year. Future purchase commitments at July 31, 2006, for the aforementioned purchase commitments are $25,391 in 2007; $18,043 in 2008; $696 in 2009; $451 in 2010 and $1,256 in 2011.

The Company has employment agreements with its executive officers, which vary in length from one to two years. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specified management goals are attained as discussed in the Incentive Compensation Plan note. The aggregate commitment for future salaries at July 31, 2006, excluding bonuses, was approximately $10,612.

COMMON STOCK

Shareholder Rights Plan

In 1989, the Board of Directors adopted, and the Company’s shareholders approved, a Shareholder Rights Plan. Under the Plan, as amended on April 20, 1999, one right is attached to each outstanding share of the Company’s common stock. Each right, when it becomes exercisable, will entitle the registered holder to purchase one share of the Company’s common stock at an initial exercise price of $80 per share, subject to adjustment in certain events. The rights will become exercisable and will trade separately from the common stock (1) ten days after any person or group acquires 20% or more of the Company’s outstanding common stock (an Acquiring Person), or (2) ten business days after any person or group commences or announces a tender offer for 20% or more of the outstanding common stock. If any person or group becomes an Acquiring Person, each holder of a right, other than rights owned by the Acquiring Person, would thereafter be entitled, upon exercise of the right at the exercise price, to receive a number of shares of common stock of the Company having a market value at that time of twice the exercise price of the right. Alternatively, the Board of Directors could exchange the rights not owned by the Acquiring Person for common stock at an exchange ratio of one share of common stock per right. In addition, if the Company is acquired in a merger or other business combination, or 50% or more of its consolidated assets or earning power are sold, each holder of a right would thereafter be entitled, upon exercise of the right at the exercise price, to receive a number of shares of the most powerful voting capital stock of the acquiring company, which at the time of the business combination or sale had a market value of twice the exercise price of the right.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The rights will expire on December 1, 2009, unless earlier redeemed. The rights are redeemable by the Board of Directors for one-third of a cent per right at any time until a person or group becomes an Acquiring Person.

Stock Repurchase Programs

On October 17, 2003, the Company’s Board of Directors authorized the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. On October 14, 2004, the Board authorized the additional expenditure of up to another $200,000 for the repurchase of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. In fiscal year 2004, the Company purchased 3,099 shares at an aggregate cost of $75,000 with an average price per share of $24.20. In fiscal year 2005, the Company purchased 2,435 shares at an aggregate cost of $64,246 with an average price per share of $26.38. In fiscal year 2006, the Company purchased 3,556 shares at an aggregate cost of $100,727 with an average price per share of $28.33. Therefore, $160,027 remains to be expended under the current stock repurchase program. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

INCENTIVE COMPENSATION PLAN

The plan provides additional compensation to officers and key employees of the Company and its subsidiaries based upon the achievement of specified management goals. The Compensation Committee of the Board of Directors establishes the goals on which the Company’s executive officers are compensated, and management establishes the goals for other covered employees. The aggregate amounts charged to expense in connection with the plan were $16,082, $10,898 and $16,377 for fiscal years 2006, 2005 and 2004, respectively.

OTHER COMPREHENSIVE INCOME

The Company has elected to report comprehensive income in the Consolidated Statement of Stockholders’ Equity. The changes in the components of other comprehensive income are as follows:

	Pretax Amount	Tax Effect	Net Amount
2004
Unrealized translation adjustment	$46,431	$2,248	$48,679
Minimum pension liability adjustment	(6,946)	2,441	(4,505)
Unrealized investment losses (a)	(7,738)	28	(7,710)
Unrealized gains on derivatives	525	(184)	341
Other comprehensive income	$32,272	$4,533	$36,805
2005
Unrealized translation adjustment	(39)	2,866	2,827
Minimum pension liability adjustment	(18,317)	6,523	(11,794)
Unrealized investment gains (a)	3,588	(280)	3,308
Unrealized gains on derivatives	540	(188)	352
Other comprehensive income	$(14,228)	$8,921	$(5,307)
2006
Unrealized translation adjustment	$26,158	$563	$26,721
Minimum pension liability adjustment	(32,878)	9,147	(23,731)
Unrealized investment gains (a)	1,916	—	1,916
Unrealized losses on derivatives	(177)	(37)	(214)
Other comprehensive income	$(4,981)	$9,673	$4,692

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(a)	The unrealized (losses) gains on available-for-sale securities, net of related taxes, consisted of the following:

	2006	2005	2004
Net unrealized gains/(losses) arising during the period, net of tax (expense) benefit of $0, $(22) and $28 in 2006, 2005 and 2004, respectively	$3,446	$(48)	$(7,871)
Realized (gain)/loss included in net earnings for the period	(1,806)	—	161
Adjustment for unrealized loss included in net earnings due to impairment	276	3,356	—
Other comprehensive income (loss)	$1,916	$3,308	$(7,710)

SEGMENT INFORMATION AND GEOGRAPHIES

Financial information on the business segments identified as reporting segments in accordance with the provision of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” follows. In fiscal year 2006, certain research and development costs previously managed as a Corporate function were integrated into the Life Sciences and Industrial segments in the Western Hemisphere as part of the Company’s reorganization efforts.

Life Sciences:

Medical: includes sales of disposable blood filtration and cardiovascular filtration products primarily to blood centers and hospitals. In addition, Medical includes products used in research laboratories in drug discovery, gene manipulation and proteomics applications.

BioPharmaceuticals: includes sales of separation systems and disposable filters primarily to pharmaceutical and biotechnology companies for use by them in their development and commercialization of synthetically and organically derived drugs and vaccines.

As part of the restructuring plan announced in the first quarter of fiscal year 2005, the Biosciences division results, which were previously part of the BioPharmaceuticals segment, have been recorded within the Medical segment. Life Sciences segment information for fiscal year 2004 has been restated for this change.

Industrial:

General Industrial: the Company’s most diverse sub-segment, includes sales of filters, coalescers and integrated separation systems for hydraulic, fuel and lubrication systems on mechanical equipment across many industries, as well as to producers of energy (i.e., oil, gas, electricity and chemicals), food and beverages, municipal and industrial water and paper.

Aerospace: includes sales of filtration and fluid monitoring equipment to the aerospace industry for use on commercial and military aircraft, including hydraulic, lubrication, and fuel filters, coalescers to remove water from fuel, filters to remove viruses from aircraft cabin air and filter monitoring systems. The Company’s products and systems are also used in ships and land-based military vehicles.

Microelectronics: includes sales of disposable filtration products to the semiconductor, data storage, fiber optic, advanced display and materials markets.

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

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

In fiscal year 2005, the Company undertook to reorganize its business structure into three underlying vertically integrated business groups: Life Sciences, comprising Medical and BioPharmaceuticals; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial marketplace; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water and Microelectronics markets. In fiscal year 2006, management began a further integration of the Industrial groups (Aeropower and Process Technologies) to form one vertically integrated Industrial business group. This reorganization has been substantially completed and the Company’s new structure consists of two vertically integrated business groups: Life Sciences and Industrial. Each business group has integrated support functions and responsibility for global manufacturing, sales and marketing and research and development functions to enable the Company to better meet its customers’ needs and in order to achieve greater efficiencies and profit growth. This revised organizational structure is in contrast to the former matrix organizational structure where, within each geography, these functions supported the market-based part of the matrix on a shared basis (as opposed to being directly vertically integrated into these business groups).

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

MARKET SEGMENT INFORMATION

	2006	2005	2004
SALES TO UNAFFILIATED CUSTOMERS:
Medical	$444,033	$443,256	$444,015
BioPharmaceuticals	352,272	321,480	277,176
Life Sciences	796,305	764,736	721,191
General Industrial	772,010	742,994	666,771
Aerospace	190,219	175,095	178,178
Microelectronics	258,296	219,459	204,607
Industrial	1,220,525	1,137,548	1,049,556
Total	$2,016,830	$1,902,284	$1,770,747

OPERATING PROFIT:
Medical	$53,597	$82,320	$79,722
BioPharmaceuticals	88,220	77,143	69,100
Life Sciences	141,817	159,463	148,822
General Industrial	71,814	82,886	78,226
Aerospace	31,478	33,764	43,634
Microelectronics	63,007	41,533	38,476
Industrial	166,299	158,183	160,336
Subtotal	308,116	317,646	309,158
Restructuring and other charges, net (a)	(13,993)	(39,600)	(12,477)
General corporate expenses	(60,770)	(71,025)	(78,348)
Interest expense, net	(22,977)	(25,950)	(20,501)
Earnings before income taxes	$210,376	$181,071	$197,832

DEPRECIATION AND AMORTIZATION:
Medical	$24,192	$22,073	$20,884
BioPharmaceuticals	14,243	12,734	12,527
Life Sciences	38,435	34,807	33,411
General Industrial	26,775	26,540	26,943
Aerospace	5,667	5,289	4,985
Microelectronics	8,948	8,354	7,551
Industrial	41,390	40,183	39,479
Subtotal	79,825	74,990	72,890
Corporate	15,833	15,931	16,045
Total	$95,658	$90,921	$88,935

CAPITAL EXPENDITURES:
Life Sciences	$43,049	$38,492	$28,368
Industrial	48,154	43,499	30,054
Subtotal	91,203	81,991	58,422
Corporate	4,764	4,162	2,840
Total	$95,967	$86,153	$61,262

IDENTIFIABLE ASSETS:
Medical	$175,892	$176,459
BioPharmaceuticals	140,242	136,336
Shared Life Sciences Assets	277,882	270,579
Life Sciences	594,016	583,374
General Industrial	421,195	372,865
Aerospace	87,102	78,578
Microelectronics	101,474	95,341
Shared Industrial Assets	309,462	306,054
Industrial	919,233	852,838
Subtotal	1,513,249	1,436,212
Corporate	1,039,609	829,089
Total	$2,552,858	$2,265,301

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

GEOGRAPHIES

	2006	2005	2004
SALES TO UNAFFILIATED CUSTOMERS:
Western Hemisphere	$727,515	$689,172	$667,535
Europe	806,030	782,481	735,969
Asia	483,285	430,631	367,243
Total	$2,016,830	$1,902,284	$1,770,747
INTERCOMPANY SALES BETWEEN GEOGRAPHIC AREAS:
Western Hemisphere	$251,285	$231,576	$185,538
Europe	128,682	126,718	104,034
Asia	7,640	6,529	4,736
Total	$387,607	$364,823	$294,308
TOTAL SALES:

Western Hemisphere	$978,800	$920,748	$853,073
Europe	934,712	909,199	840,003
Asia	490,924	437,160	371,979
Eliminations	(387,606)	(364,823)	(294,308)
Total	$2,016,830	$1,902,284	$1,770,747

OPERATING PROFIT:
Western Hemisphere	$141,824	$160,863	$127,235
Europe	86,931	101,102	121,078
Asia	75,345	63,934	62,531
Eliminations	4,016	(8,253)	(1,686)
Subtotal	308,116	317,646	309,158
Restructuring and other charges, net (a)	(13,993)	(39,600)	(12,477)
General corporate expenses	(60,770)	(71,025)	(78,348)
Interest expense, net	(22,977)	(25,950)	(20,501)
Earnings before income taxes	$210,376	$181,071	$197,832

IDENTIFIABLE ASSETS:
Western Hemisphere	$623,083	$616,887
Europe	643,448	582,171
Asia	268,619	262,906
Eliminations	(21,901)	(25,752)
Subtotal	1,513,249	1,436,212
Corporate	1,039,609	829,089
Total	$2,552,858	$2,265,301

(a)

Included in restructuring and other charges, net, for the purposes of evaluation of segment and geographic profitability are other adjustments of $1,667 and $837, recorded in cost of sales in the years ending July 31, 2006 and July 31, 2005, respectively; $898 and $837 in the years ended July 31, 2006 and July 31, 2005, respectively, related to a one-time purchase accounting adjustment to record, at market value, inventory acquired from BioSepra. This resulted in a $2,431 increase in acquired inventories, in accordance with SFAS No. 141, in the opening balance sheet and an increase in cost of sales concurrent with the sale of a portion of the underlying inventory. The adjustment is excluded from operating profit as management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold. Furthermore, restructuring and other charges, net, for the purpose of segment and geographic profitability includes $769 in the year ended July 31, 2006 primarily comprised of incremental depreciation from the now planned early retirement of certain fixed assets (recorded in conjunction with the Company’s facilities rationalization initiatives) in accordance with SFAS No. 144.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Sales by the Company’s U.S. operations to unaffiliated customers totaled approximately $687,000, $648,000 and $632,000 in fiscal years 2006, 2005 and 2004, respectively. Included therein are export sales of approximately $65,000, $61,000 and $56,000 in fiscal years 2006, 2005 and 2004, respectively. Sales by the Company’s subsidiaries in Germany amounted to approximately $192,000, $199,000 and $201,000 in fiscal years 2006, 2005 and 2004, respectively. Sales by the Company’s subsidiary in Japan amounted to approximately $207,000, $204,000 and $179,000 in fiscal years 2006, 2005 and 2004, respectively. The Company considers its foreign operations to be of major importance to its future growth prospects. The risks related to the Company’s foreign operations include the local political and regulatory developments as well as the regional economic climate.

Intercompany sales between geographic areas are generally priced on the basis of a markup of manufacturing costs to achieve an appropriate sharing of the profit between the parties.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Additions to Reserve	Write-offs	Translation Adjustments	Balance at End of Year
Allowance for doubtful accounts:
Year Ended:
July 31, 2006	$13,515	$2,052	$(3,956)	$291	$11,902
July 31, 2005	$12,062	$3,979	$(2,634)	$108	$13,515
July 31, 2004	$11,700	$3,217	$(3,277)	$422	$12,062