Form 10-Q
period 2006-10-31
PALL CORP
filed 2006-12-11
CIK 75829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

or

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

The number of shares of the registrant’s common stock outstanding as of December 5, 2006 was 122,411,587.

Back to Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	Oct. 31, 2006	July 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$360,595	$317,657
Accounts receivable	469,102	517,632
Inventories	424,051	408,273
Prepaid expenses	32,834	25,259
Other current assets	110,414	108,160
Total current assets	1,396,996	1,376,981
Property, plant and equipment, net	608,868	620,979
Goodwill	246,912	246,476
Intangible assets	50,324	51,477
Other non-current assets	256,479	256,945
Total assets	$2,559,579	$2,552,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$22,033	$35,821
Accounts payable and other current liabilities	400,026	399,950
Income taxes payable	58,182	67,484
Current portion of long-term debt	27,226	27,561
Total current liabilities	507,467	530,816
Long-term debt, net of current portion	641,109	640,015
Deferred taxes and other non-current liabilities	204,096	203,331
Total liabilities	1,352,672	1,374,162
Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	143,051	137,165
Retained earnings	1,160,088	1,151,044
Treasury stock, at cost	(148,681)	(156,775)
Stock option loans	(872)	(1,311)
Accumulated other comprehensive income (loss):
Foreign currency translation	109,973	107,133
Minimum pension liability	(73,084)	(73,084)
Unrealized investment gains	3,741	1,949
Unrealized losses on derivatives	(105)	(221)
	40,525	35,777
Total stockholders’ equity	1,206,907	1,178,696
Total liabilities and stockholders’ equity	$2,559,579	$2,552,858

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	Oct. 31, 2006	Oct. 31, 2005
Net sales	$499,288	$431,162
Cost of sales	275,616	229,485
Gross profit	223,672	201,677
Selling, general and administrative expenses	157,375	149,707
Research and development	14,234	13,066
Restructuring and other charges/(gains), net	17,088	(50)
Interest expense, net	5,786	5,739
Earnings before income taxes	29,189	33,215
Provision for income taxes	4,755	8,105
Net earnings	$24,434	$25,110
Earnings per share:
Basic	$0.20	$0.20
Diluted	$0.20	$0.20
Dividends declared per share	$0.11	$0.10
Average shares outstanding:
Basic	122,812	124,887
Diluted	123,801	125,690

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	Oct. 31, 2006	Oct. 31, 2005
Operating activities:
Net earnings	$24,434	$25,110
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges/(gains), net	17,088	(50)
Depreciation and amortization of long-lived assets	23,328	23,671
Non-cash stock compensation	3,516	2,698
Excess tax benefits from stock based compensation arrangements	(596)	(117)
Other	(59)	483
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	4,787	(20,325)
Net cash provided by operating activities	72,498	31,470
Investing activities:
Capital expenditures	(13,829)	(21,636)
Proceeds from sale of retirement benefit assets	4,844	11,592
Purchases of retirement benefit assets	(3,104)	(22,931)
Proceeds from sale of strategic investments	—	6,746
Proceeds from sale of fixed assets	1,005	532
Acquisitions of businesses, net of disposals and cash acquired	(406)	(14)
Other	(1,052)	(563)
Net cash used by investing activities	(12,542)	(26,274)
Financing activities:
Notes payable	(13,861)	(276)
Dividends paid	(13,436)	(12,434)
Net proceeds from stock plans	13,500	9,470
Purchase of treasury stock	(3,553)	(5,750)
Long-term borrowings	127	20,144
Repayments of long-term debt	(458)	(448)
Excess tax benefits from stock based compensation arrangements	596	117
Net cash (used)/provided by financing activities	(17,085)	10,823
Cash flow for period	42,871	16,019
Cash and cash equivalents at beginning of year	317,657	164,928
Effect of exchange rate changes on cash	67	(1,259)
Cash and cash equivalents at end of period	$360,595	$179,688
Supplemental disclosures:
Interest paid	$13,304	$11,238
Income taxes paid (net of refunds)	14,453	13,311

See accompanying notes to condensed consolidated financial statements.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial information included herein is unaudited. Such information reflects all adjustments of a normal recurring nature, which are, in the opinion of Company management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (“2006 Form 10-K”).

Segment operating profit for fiscal year 2006 has been restated to conform to the current year presentation. Refer to the Segment Information note (Note 12) for further discussion.

NOTE 2 – ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net earnings the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 was effective for the Company beginning with its first quarter of fiscal year 2007. The adoption of SFAS No. 154 did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet items:

	Oct. 31, 2006	July 31, 2006
Accounts receivable:
Billed	$438,116	$483,205
Unbilled	43,996	46,329
Total	482,112	529,534
Less: Allowances for doubtful accounts	(13,010)	(11,902)
	$469,102	$517,632

Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Oct. 31, 2006	July 31, 2006
Inventories:
Raw materials and components	$128,547	$130,731
Work-in-process	71,818	66,259
Finished goods	223,686	211,283
	$424,051	$408,273

	Oct. 31, 2006	July 31, 2006
Property, plant and equipment:
Property, plant and equipment	$1,351,220	$1,341,906
Less: Accumulated depreciation and amortization	(742,352)	(720,927)
	$608,868	$620,979

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The following table presents goodwill, net of accumulated amortization from prior to adopting SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), allocated by reportable segment, in accordance with SFAS No. 142. For a discussion regarding a change in the Company’s reportable segments, refer to the Segment Information note (Note 12).

	Oct. 31, 2006	July 31, 2006
Life Sciences	$67,798	$67,554
Industrial	179,114	178,922
	$246,912	$246,476

The change in the carrying amount of goodwill is primarily attributable to additional consideration paid related to a prior acquisition in India as well as changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.

Intangible assets, net, consist of the following:

	Oct. 31, 2006
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$79,331	$31,965	$47,366
Trademarks	4,694	2,373	2,321
Other	3,353	2,716	637
	$87,378	$37,054	$50,324

	July 31, 2006
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$78,579	$30,232	$48,347
Trademarks	4,648	2,261	2,387
Other	3,361	2,618	743
	$86,588	$35,111	$51,477

Amortization expense for intangible assets for the three months ended October 31, 2006 and October 31, 2005 was $2,022 and $1,808, respectively. Amortization expense is estimated to be approximately $6,153 for the remainder of fiscal 2007, $7,249 in 2008, $6,849 in 2009, $6,851 in 2010, $6,939 in 2011 and $7,092 in 2012.

NOTE 5 – TREASURY STOCK

On October 17, 2003, the Board of Directors (the “Board”) authorized the expenditure of $200,000 to repurchase shares of the Company’s common stock and on October 14, 2004, authorized an additional expenditure of $200,000 to repurchase shares. At July 31, 2006, there was $160,027 available to be expended under these authorizations. During the three months ended October 31, 2006, the Company purchased 112 shares in open-market transactions at an aggregate cost of $3,553 with an average price per share of $31.75. At October 31, 2006, approximately $156,474 remained available to be expended under the current stock repurchase programs. On November 15, 2006, the Board authorized an additional expenditure of $250,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.

During the three months ended October 31, 2006, 431 shares were issued under the Company’s stock-based compensation plans. At October 31, 2006, the Company held 5,481 treasury shares.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 6 – CONTINGENCIES AND COMMITMENTS

The Company’s condensed consolidated balance sheet at October 31, 2006 includes liabilities for environmental matters of approximately $20,739, which relates primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

NOTE 7 – RESTRUCTURING AND OTHER CHARGES (GAINS), NET

The following tables summarize the restructuring and other charges/(gains) (“ROTC”) recorded for the three months ended October 31, 2006 and October 31, 2005:

Three Months Ended Oct. 31, 2006	Restructuring (1)	Other Charges/(Gains) (2)	Total
Severance	$7,811	$—	$7,811
Impairment and loss on sale of assets	5,772	—	5,772
Other exit costs	654	—	654
Environmental matters (2a)	—	2,344	2,344
Other	—	1,163	1,163
	14,237	3,507	17,744
Reversal of excess restructuring reserves	(656)	—	(656)
	$13,581	$3,507	$17,088

Cash	$7,809	$3,507	$11,316
Non-cash	5,772	—	5,772
	$13,581	$3,507	$17,088

Three Months Ended Oct. 31, 2005
Severance	$1,101	$—	$1,101
Gain on sale of investments (2b)	—	(1,806)	(1,806)
Other exit costs	1,687	—	1,687
Other	—	(126)	(126)
	2,788	(1,932)	856
Reversal of excess restructuring reserves	(906)	—	(906)
	$1,882	$(1,932)	$(50)

Cash	$1,882	$(1,806)	$76
Non-cash	—	(126)	(126)
	$1,882	$(1,932)	$(50)

(1) Restructuring:

In connection with the acquisition of the Filtration and Separations Group (“FSG”) in fiscal year 2002, Company management began formulating integration plans and identifying synergistic opportunities. The study led to a much broader initiative to examine the overall structure of the Company and the manner in which it conducted business activities with the objective of increasing revenue growth and achieving cost reduction. This resulted in a series of restructuring activities that have been ongoing since that time, including the realignment of the overall business structure as described in the Segment Information note (Note 12), which commenced at the end of fiscal year 2004, and the Company’s facilities rationalization initiative and European cost reduction (“EuroPall”) initiative, which commenced in fiscal year 2006.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

Three Months Ended October 31, 2005:

•

The Company continued its realignment plan and cost reduction initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.

Three Months Ended October 31, 2006:

•

The Company continued its cost reduction initiatives, including its facilities rationalization and EuroPall initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives. In addition, the Company recorded an impairment charge related to the planned disposal of a building and the early retirement of certain long-lived assets, related to the Company’s facility rationalization initiative.

The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2007, 2006 and 2005:

	Severance	Lease Termination Liabilities & Other	Total
2007
Original charge	$7,811	$654	$8,465
Utilized	(396)	(265)	(661)
Other changes (a)	37	2	39
Balance at Oct. 31, 2006	$7,452	$391	$7,843

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191
Balance at July 31, 2006	6,296	152	6,448
Utilized	(912)	(77)	(989)
Reversal of excess reserves (b)	(606)	—	(606)
Other changes (a)	32	—	32
Balance at Oct. 31, 2006	$4,810	$75	$4,885

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

	Severance	Lease Termination Liabilities & Other	Total
2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)
Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (b)	(1,905)	(96)	(2,001)
Other changes (a)	57	3	60
Balance at July 31, 2006	3,915	13	3,928
Utilized	(829)	—	(829)
Reversal of excess reserves (b)	(50)	—	(50)
Other changes (a)	5	—	5
Balance at Oct. 31, 2006	$3,041	$13	$3,054

(a) Other changes reflect translation impact.

(b) Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2005 and 2006.

(2) Other Charges/(Gains):

(a) Environmental Matters:

In the three months ended October 31, 2006, the Company increased its previously established environmental reserves by $2,344 related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida.

(b) Investments:

In August 2005, the Company sold all of the 617.5 shares it held of Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”) for total proceeds aggregating $6,783. The cost basis at the time of the sale, as adjusted by previous impairment charges, was $4,940. As a result, the Company recorded a gain of $1,806, net of fees and commissions.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 8 – COMPONENTS OF NET PERIODIC PENSION COST

The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Oct. 31, 2006	Oct. 31, 2005	Oct. 31, 2006	Oct. 31, 2005	Oct. 31, 2006	Oct. 31, 2005
Service cost	$1,952	$1,878	$897	$2,137	$2,849	$4,015
Interest cost	2,760	2,368	3,948	3,283	6,708	5,651
Expected return on plan assets	(2,124)	(1,572)	(3,139)	(2,529)	(5,263)	(4,101)
Amortization of prior service cost	275	238	151	117	426	355
Amortization of net transition asset	(11)	(11)	—	—	(11)	(11)
Recognized actuarial loss	579	714	2,078	2,012	2,657	2,726
Net periodic benefit cost	$3,431	$3,615	$3,935	$5,020	$7,366	$8,635

NOTE 9 – STOCK-BASED PAYMENT

The Company applies the provisions of SFAS No. 123(R), Share-Based Payment, which establishes the accounting for employee stock-based awards. The Company currently has four stock-based employee compensation plans (Stock Option Plans, Management Stock Purchase Plan (“MSPP”), Employee Stock Purchase Plan (“ESPP”) and Restricted Stock Unit Plans) which are described under the caption “Stock Plans” in the Accounting Policies and Related Matters footnote of the Company’s 2006 Form 10-K.

The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three months ended October 31, 2006 and October 31, 2005 are illustrated in the table below.

	Three Months Ended
	Oct. 31, 2006	Oct. 31, 2005
Stock options	$1,473	$1,495
Restricted stock units	1,015	512
ESPP	617	383
MSPP	411	308
Total	$3,516	$2,698

The following table illustrates the income tax effects related to stock-based compensation.

	Three Months Ended
	Oct. 31, 2006	Oct. 31, 2005
Excess tax benefit in cash flows from financing activities	$596	$117
Tax benefit recognized related to total stock based compensation expense	549	487
Actual tax benefit realized for tax deductions from option exercises of stock-based payment arrangements	788	486

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

A summary of option activity for all stock option plans during the three months ended October 31, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2006	3,794	$21.39
Granted	3	26.59
Exercised	(196)	19.39
Forfeited or Expired	(31)	21.16
Outstanding at October 31, 2006	3,570	$21.50	5.7	$27,553
Expected to vest at October 31, 2006	1,201	$23.99	6.1	$6,337
Exercisable at October 31, 2006	2,265	$20.07	5.3	$20,476

As of October 31, 2006, there was $4,686 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years. The total intrinsic value of options exercised during the three months ended October 31, 2006 and 2005 was $1,897 and $1,087, respectively.

The following weighted average assumptions were used in estimating the fair value of stock options granted during the three months ended October 31, 2006 and 2005:

	Three Months Ended
	Oct. 31, 2006	Oct. 31, 2005
Weighted-average fair value of stock-based compensation awards granted	$7.08	$7.64
Valuation assumptions:
Expected dividend yield	1.8%	1.8%
Expected volatility	26.2%	28.3%
Expected life (years)	5.0	5.0
Risk-free interest rate	4.9%	4.1%

The fair value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ service periods. The Company has placed exclusive reliance on historical volatility in its estimate of expected volatility. The Company used a sequential period of historical data equal to the expected term (or expected life) of the options using a simple average calculation based upon the daily closing prices of the aforementioned period.

The expected life (years) represents the period of time for which the options granted are expected to be outstanding. This estimate was derived from historical share option exercise experience, which management believes provides the best estimate of the expected term.

The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over four years for matches made thereafter. Such restricted units aggregated 853 and 790 as of October 31, 2006 and 2005, respectively. As of October 31, 2006, there was $5,050 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 3.1 years.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

The following is a summary of MSPP activity during the three months ended October 31, 2006 and 2005:

	Three Months Ended
	Oct. 31, 2006	Oct. 31, 2005
Deferred compensation and cash contributions	$1,855	$2,726
Fair value of restricted stock units vested	$8	$267
Vested units distributed	1	26

The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. A total of 233 and 207 shares were issued under the ESPP during the semi-annual stock purchase periods ended October 31, 2006 and October 31, 2005, respectively.

A summary of restricted stock unit activity, related to employees, for the 2005 Stock Plan during the three months ended October 31, 2006, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at August 1, 2006	513	$28.15
Granted	2	26.59
Exercised	—	—
Forfeited	(9)	28.73
Nonvested at October 31, 2006	506	$28.14

As of October 31, 2006, there was $11,321 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 3 years. None of the restricted stock units vested during the three months ended October 31, 2006.

No annual award units of restricted stock were granted to non-employee directors of the Company during the three months ended October 31, 2006.

The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.

NOTE 10 – EARNINGS PER SHARE

The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and units of 837 and 60 shares were not included in the computation of diluted shares for the three months ended October 31, 2006 and October 31, 2005, respectively, because their effect would have been antidilutive. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended
	Oct. 31, 2006	Oct. 31, 2005
Basic shares outstanding	122,812	124,887
Effect of stock plans	989	803
Diluted shares outstanding	123,801	125,690

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

NOTE 11 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended
	Oct. 31, 2006	Oct. 31, 2005
Net income	$24,434	$25,110
Unrealized translation adjustment	2,672	(4,319)
Income taxes	168	(539)
Unrealized translation adjustment, net	2,840	(4,858)
Change in unrealized investment gains	1,792	1,206
Income taxes	—	—
Change in unrealized investment gains, net	1,792	1,206
Unrealized gains on derivatives	103	77
Income taxes	13	(27)
Unrealized gains on derivatives, net	116	50
Total comprehensive income	$29,182	$21,508

Unrealized investment gains on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended
	Oct. 31, 2006	Oct. 31, 2005
Unrealized gains arising during the period	$1,515	$3,012
Income taxes	—	—
Net unrealized gains arising during the period	1,515	3,012
Reclassification adjustment for loss (gain) included in net earnings	277	(1,806)
Change in unrealized accumulated investment gains, net	$1,792	$1,206

NOTE 12 – SEGMENT INFORMATION

During fiscal year 2005, the Company undertook to reorganize its business structure into three underlying vertically integrated businesses: Life Sciences, comprising Medical and BioPharmaceuticals markets; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial marketplace; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water and Microelectronics markets. In fiscal year 2006, management began a further integration of the Industrial markets (Aeropower and Process Technologies) to form one vertically integrated Industrial business. In the first quarter of fiscal year 2007, the reorganization was completed. Each business now has full responsibility for its global manufacturing, sales and marketing and research and development functions enabling the Company to better meet its customers’ needs and in order to achieve greater efficiencies and profit growth. This revised organizational structure is in contrast to the former matrix organizational structure where, within each geography, these functions supported the market-based part of the matrix on a shared basis (as opposed to being directly vertically integrated into these businesses).

The Company’s financial reporting systems have been converted to support the new organizational structure, providing financial information consistent with how the businesses will be measured. Additionally, certain of the internal segment financial reporting principles utilized in the measurement and evaluation of the profitability of the Company’s businesses (such as the allocation of shared overhead costs) have been revised for consistency with the underlying reorganized structure of the Company. Senior management of the Company, including the Company’s chief executive officer, manage the Company and make key decisions about the allocation of Company resources based on the two businesses. The Company’s sales subsidiaries sell both Life Sciences and Industrial products. As such, certain overhead costs of these subsidiaries have been, and will continue to be, shared by the businesses.

Back to Contents

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(Unaudited)

Consistent with the new corporate structure, management has determined that the Company’s reportable segments, that are also its operating segments, consist of its two vertically integrated businesses, Life Sciences and Industrial, in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The following table presents sales and operating profit by segment for the three months ended October 31, 2006 and October 31, 2005.

	Three Months Ended
	Oct. 31, 2006	Oct. 31, 2005
SALES:
Life Sciences	$193,002	$168,947
Industrial	306,286	262,215
Total	$499,288	$431,162
OPERATING PROFIT (a):
Life Sciences	$29,188	$22,567
Industrial	33,289	26,781
Total operating profit	62,477	49,348
General corporate expenses	(9,987)	(10,133)
Earnings before ROTC, interest expenses, net and income taxes (b)	52,490	39,215
ROTC (b)	(17,515)	(261)
Interest expense, net	(5,786)	(5,739)
Earnings before income taxes	$29,189	$33,215
(a)

Operating profit for the three months ended October 31, 2005 has been restated in accordance with the Company’s new organizational structure including the aforementioned changes in certain internal segment financial reporting principles.

(b)

Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales. For the three months ended October 31, 2006, such adjustments relate to incremental depreciation of $427 from the planned early retirement of certain fixed assets (recorded in conjunction with the Company’s facilities rationalization initiatives) in accordance with SFAS No. 144. For the three months ended October 31, 2005, such adjustments reflect a charge of $311 related to a one-time purchase accounting adjustment to record, at market value, inventory acquired from BioSepra. This resulted in a $2,431 increase in acquired inventories in accordance with SFAS No. 141 and an increase in cost of sales concurrent with the sale of a portion of the underlying inventory. The adjustment is excluded from operating profit as management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold.

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Risk Factors

You should read the following discussion together with the condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006. The discussions regarding sales under the subheading “Review of Operating Segments” below are in local currency unless indicated otherwise. Company management considers local currency growth an important measure because by excluding the volatility of exchange rates, underlying volume growth is clearer. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.

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

Business Reorganization

During fiscal year 2005, the Company undertook to reorganize its business structure into three underlying vertically integrated businesses: Life Sciences, comprising Medical and BioPharmaceuticals markets; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial marketplace; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water and Microelectronics markets. In fiscal year 2006, management began a further integration of the Industrial markets (Aeropower and Process Technologies) to form one vertically integrated Industrial business. In the first quarter of fiscal year 2007, the reorganization was completed. Each business now has full responsibility for its global manufacturing, sales and marketing and research and development functions enabling the Company to better meet its customers’ needs and in order to achieve greater efficiencies and profit growth. This revised organizational structure is in contrast to the former matrix organizational structure where, within each geography, these functions supported the market-based part of the matrix on a shared basis (as opposed to being directly vertically integrated into these businesses).

The Company’s financial reporting systems have been converted to support the new organizational structure, providing financial information consistent with how the businesses will be measured. Additionally, certain of the internal segment financial reporting principles utilized in the measurement and evaluation of the profitability of the Company’s businesses (such as the allocation of shared overhead costs) have been revised for consistency with the underlying reorganized structure of the Company. Senior management of the Company, including the Company’s chief executive officer, manage the Company and make key decisions about the allocation of Company resources based on the two businesses. The Company’s sales subsidiaries sell both Life Sciences and Industrial products. As such, certain overhead costs of these subsidiaries have been, and will continue to be, shared by the businesses.

Consistent with the new corporate structure, management has determined that the Company’s reportable segments, which are also its operating segments, consist of its two vertically integrated businesses, Life Sciences and Industrial, in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Back to Contents

Results of Operations

Review of Consolidated Results

Sales in the quarter increased 15.8% to $499,288 from $431,162 in the first quarter of fiscal year 2006. Exchange rates increased reported sales by $8,831, primarily due to the weakening of the U.S. dollar against the Euro and the British Pound, partly offset by the strengthening of the U.S. dollar against the Japanese Yen. In local currency (i.e., had exchange rates not changed year over year), sales increased 13.8%. Overall, pricing was flat as a slight increase in Life Sciences was offset by a slight decrease in Industrial. Company management is targeting pricing to improve by approximately 50 basis points for the full fiscal year 2007.

Life Sciences segment sales increased 12.3% attributable to growth in the BioPharmaceuticals market of 18.6% supported by growth in the Medical market of 7.4%. Industrial segment sales increased 14.7%. Within Industrial, growth was particularly strong in the Microelectronics market, where sales increased 31.7%, as the Company continues to benefit from strength in the consumer electronics market. Systems sales increased 63.6% in the quarter principally in the Industrial segment. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

Cost of sales, as a percentage of sales, increased to 55.2% in the quarter from 53.2% in the first quarter of fiscal year 2006. Cost of sales was impacted by the significant growth in systems business, which erodes margin in the short-term. Sales mix of consumables also impacted gross margin, with strong sales growth seen in lower margin products sold to the Military in the Aerospace and Transportation market and in the Original Equipment Manufacturing (“OEM”) business in the Microelectronics market. The Company also continued to incur transition costs as it works through the facilities rationalization initiative including costs related to training and incremental depreciation on assets that will be retired earlier than originally estimated. These costs were partly offset by savings generated from the Company’s cost reduction initiatives. The facilities rationalization initiative is expected to reduce the Company’s footprint by over 20% and result in a 10% global manufacturing headcount reduction. In the quarter, the Company completed the outsourcing and closure of a small plant in Germany and has also announced the closure of a plant in Waldstetten, Germany. The transitional costs and incremental depreciation related to the facilities rationalization initiative are expected to continue into fiscal year 2008 as the Company makes progress on this initiative. The facilities rationalization initiative is expected to be substantially complete by the end of fiscal year 2008. Company management expects increased sales, including improved pricing, and the impact of its cost reduction initiatives, such as the facilities rationalization initiative, to offset other negative impacts later in fiscal year 2007 to mitigate gross margin erosion for the full fiscal year.

Selling, general and administrative (“SG&A”) expenses increased by $7,668, or about 5% (3% in local currency). As a percentage of sales, SG&A decreased to 31.5% from 34.7% in the first quarter of fiscal year 2006 reflecting cost controls while increasing sales, particularly in markets that require less SG&A like OEM Microelectronics. The Company continued to make progress on a major initiative, begun in fiscal year 2006, to optimize its European operations (“EuroPall”) with the objective of delivering improvements in profitability. Based on these factors, Company management is expecting SG&A expenses, as a percentage of sales, to decrease approximately 50 basis points for the full fiscal year 2007.

Research and development expenses were $14,234 compared to $13,066 in the first quarter of fiscal year 2006. As a percentage of sales, research and development expenses were 2.9% as compared with 3% in the same period last year. Company management expects research and development expenses to be about 3% of sales for the full fiscal year 2007.

In the first quarter of fiscal year 2007, the Company recorded restructuring and other charges net, (“ROTC”), of $17,088 primarily related to the Company’s on-going cost reduction initiatives (including its facilities rationalization and EuroPall initiatives). The charges in the quarter were primarily comprised of severance liabilities and an impairment charge related to the planned disposal of a building and early retirement of certain long-lived assets. Such charges were partly offset by the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal year 2006. Additionally, the charges in the quarter include an increase to a previously established environmental reserve. In the first quarter of fiscal year 2006, the Company recorded non-recurring income of $1,932 primarily comprised of a gain on the sale of its investment in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”), partly offset by restructuring charges, net of $1,882 comprised of severance and other costs in connection with the Company’s on-going cost reduction programs and divisional realignment. Such charges were partly offset by the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal year 2005. The details of the charges/(gains) for the quarters ended October 31, 2006 and October 31, 2005 can be found in the Restructuring and Other Charges/(Gains), Net note (Note 7) accompanying the condensed consolidated financial statements.

Back to Contents

The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2007, 2006 and 2005:

	Severance	Lease Termination Liabilities & Other	Total
2007
Original charge	$7,811	$654	$8,465
Utilized	(396)	(265)	(661)
Other changes (a)	37	2	39
Balance at Oct. 31, 2006	$7,452	$391	$7,843

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191
Balance at July 31, 2006	6,296	152	6,448
Utilized	(912)	(77)	(989)
Reversal of excess reserves (b)	(606)	—	(606)
Other changes (a)	32	—	32
Balance at Oct. 31, 2006	$4,810	$75	$4,885

2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)
Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (b)	(1,905)	(96)	(2,001)
Other changes (a)	57	3	60
Balance at July 31, 2006	3,915	13	3,928
Utilized	(829)	—	(829)
Reversal of excess reserves (b)	(50)	—	(50)
Other changes (a)	5	—	5
Balance at Oct. 31, 2006	$3,041	$13	$3,054
a)	Other changes reflect translation impact.
b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2005 and 2006.

Net interest expense in the quarter was $5,786 on par with the first quarter of fiscal year 2006. Company management expects net interest expense for the full fiscal year 2007 to increase to approximately $25,000.

The underlying tax rate (i.e., the tax rate on earnings before income taxes, excluding restructuring and other charges) was 24% in the quarter, unchanged from the first quarter of fiscal year 2006. Company management expects that its underlying tax rate for the full fiscal year 2007 will be consistent with fiscal year 2006, and improve, as more manufacturing is located into tax advantaged locations.

Net earnings in the quarter were $24,434, or 20 cents per share, compared with net earnings of $25,110, or 20 cents per share in the first quarter of fiscal year 2006. In summary, net earnings reflects organic sales growth and an improvement in selling, general and administrative expenses, as a percentage of sales partly offset by the impact of lower gross margins. In addition, net earnings reflect ROTC of $17,088 compared to non-recurring income of $50 in the first quarter of fiscal year 2006. Company management estimates that foreign currency translation had no impact on earnings per share in the quarter.

Back to Contents

Review of Operating Segments

Presented below is a summary of sales and operating profit by segment for the three months ended October 31, 2006 and October 31, 2005:

	Oct. 31, 2006	Oct. 31, 2005
SALES:
Life Sciences	$193,002	$168,947
Industrial	306,286	262,215
Total	$499,288	$431,162
OPERATING PROFIT:
Life Sciences	$29,188	$22,567
Industrial	33,289	26,781
Total operating profit	62,477	49,348
General corporate expenses	(9,987)	(10,133)
Earnings before ROTC, interest expenses, net and income taxes (a)	52,490	39,215
ROTC (a)	(17,515)	(261)
Interest expense, net	(5,786)	(5,739)
Earnings before income taxes	$29,189	$33,215
(a)

Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales. For the three months ended October 31, 2006, such adjustments relate to incremental depreciation of $427 from the planned early retirement of certain fixed assets (recorded in conjunction with the Company’s facilities rationalization initiatives) in accordance with SFAS No. 144. For the three months ended October 31, 2005, such adjustments reflect a charge of $311 related to a one-time purchase accounting adjustment to record, at market value, inventory acquired from BioSepra. This resulted in a $2,431 increase in acquired inventories in accordance with SFAS No. 141 and an increase in cost of sales concurrent with the sale of a portion of the underlying inventory. The adjustment is excluded from operating profit as management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold.

Life Sciences:

Presented below is a summary statement of operating profit for the Life Sciences segment for the three months ended October 31, 2006 and October 31, 2005:

	Oct. 31, 2006	Oct. 31, 2005
Sales	$193,002	$168,947
Cost of Sales	97,776	86,570
Gross Margin	95,226	82,377
% of sales	49.3	48.8
SG&A	58,392	52,996
Research & Development	7,646	6,814
Operating Profit	$29,188	$22,567
% of sales	15.1	13.4

Back to Contents

The table below presents sales by market and geography within the Life Sciences segment for the three months ended October 31, 2006 and October 31, 2005, including the effect of exchange rates for comparative purposes.

	Oct. 31, 2006	Oct. 31, 2005	% Change	Exchange Rate Difference	% Change in Local Currency
By Market
Medical	$103,512	$95,147	8.8	$1,351	7.4
BioPharmaceuticals	89,490	73,800	21.3	1,981	18.6
Total Life Sciences	$193,002	$168,947	14.2	$3,332	12.3

By Geography
Western Hemisphere	$84,196	$76,081	10.7	$102	10.5
Europe	84,672	69,581	21.7	3,560	16.6
Asia	24,134	23,285	3.6	(330)	5.1
Total Life Sciences	$193,002	$168,947	14.2	$3,332	12.3

Life Sciences segment sales increased 12.3% in the quarter compared to the first quarter of fiscal year 2006. Pricing increased sales by approximately ½%, with pricing in the Medical market stabilizing and increasing in the BioPharmaceutical market. As such, the overall sales volume increase was about 12%. Life Sciences represented approximately 39% of total sales on par with the same period last year.

Within Life Sciences, Medical sales which represented about 54% of Life Sciences sales increased 7.4%. The increase reflects growth in the Blood Filtration and Hospital portions of the business in the Western Hemisphere and Europe with new product sales such as Acrodose platelet system and increased sales to service the U.K., German and Eastern Europe blood markets contributing to growth. BioPharmaceuticals sales increased 18.6%, driven by growth in consumables in all geographies. The growth in consumables (+16.3%) was driven by the vaccine and large scale biotechnology sectors, particularly, capsules and single use processing technologies.

Life Sciences gross margins increased to 49.3% from 48.8% last year. The increase in gross margin reflects increased pricing in BioPharmaceuticals, favorable product mix including sales of higher margin new products and BioPharmaceutical consumables, improved overhead absorption, particularly in the Blood Filtration plant in Europe, and savings generated from cost reduction programs. SG&A expenses were 30.3% as a percentage of sales, having reduced from 31.4% last year. As a result of the above factors, operating profit dollars increased about 29% to $29,188 and operating margin improved to 15.1% from 13.4%.

Industrial:

Presented below is a summary statement of operating profit for the Industrial segment for the three months ended October 31, 2006 and October 31, 2005:

	Oct. 31, 2006	Oct. 31, 2005
Sales	$306,286	$262,215
Cost of Sales	177,413	142,604
Gross Margin	128,873	119,611
% of sales	42.1	45.6
SG&A	88,996	86,578
Research & Development	6,588	6,252
Operating Profit	$33,289	$26,781
% of sales	10.9	10.2

Back to Contents

The table below presents sales by market and geography within the Industrial segment for the three months ended October 31, 2006 and October 31, 2005, including the effect of exchange rates for comparative purposes.

	Oct. 31, 2006	Oct. 31, 2005	% Change	Exchange Rate Difference	% Change in Local Currency
By Market
General Industrial (a)	$175,073	$153,671	13.9	$3,824	11.4
Aerospace and Transportation (a)	60,332	55,136	9.4	1,130	7.4
Microelectronics	70,881	53,408	32.7	545	31.7
Total Industrial	$306,286	$262,215	16.8	$5,499	14.7

By Geography
Western Hemisphere	$88,966	$78,554	13.3	$254	12.9
Europe	119,433	102,107	17.0	4,971	12.1
Asia	97,887	81,554	20.0	274	19.7
Total Industrial	$306,286	$262,215	16.8	$5,499	14.7
(a)

In conjunction with the reorganization, in the first quarter of fiscal year 2007 the Industrial sales and marketing group was reorganized such that a portion of the commercial OEM business (approximately $50,000 in annual sales) previously tended to by, and reported in, the General Industrial market is now tended to by, and reported in, a realigned market called Aerospace & Transportation. Sales for fiscal year 2006 have been restated to reflect this change.

Industrial segment sales grew 14.7% with all markets contributing to this gain. Pricing was down slightly in the quarter (less than ½%). Industrial system sales increased 65.5% in the quarter and consumables grew 10.2% driven by growth in Microelectronics. Industrial represented approximately 61% of total sales on par with the first quarter of fiscal year 2006.

Within the Industrial segment, General Industrial markets sales, which account for about 57% of the Industrial segment, were up 11.4% compared with the same period in fiscal year 2006. The growth in this market reflects strong system sales into the energy-related marketplace in all geographies. Food and Beverage sales were flat in the quarter, showing the effects of product rationalization in the systems business. Municipal Water sales were down in the quarter representing timing. Orders have increased in five of the past seven quarters. To give some perspective, a system for a municipality sits in backlog for an average of 18 months as this is the nature of this business.

Aerospace and Transportation sales increased 7.4% primarily attributable to strong military sales in the Western Hemisphere related to CH-47 helicopters supported by strong military sales in the other geographies. The growth in military sales was partly offset by a decline in commercial sales. The comparison of commercial sales to last year was impacted by the sale of the Company’s Western Hemisphere commercial aerospace distribution arm to Satair in December 2005. This transaction included the sale of substantial inventory, that will not repeat. Company management expects sales to the commercial market to increase later this fiscal year.

Microelectronics sales were up 31.7%, as the Company continues to benefit from the strength in the OEM consumer electronics market, particularly in the flat panel display area, as well as integrated circuit production for the recent launch of wireless gaming consoles. All geographies achieved double-digit growth in this market compared with the first quarter of fiscal year 2006.

Industrial gross margins decreased to 42.1% from 45.6% last year. The significant growth in systems business (which was primarily in the energy-related marketplace) contributed largely to the decline in margin. In addition, the sales mix of consumables also negatively impacted gross margins with strong sales growth seen in lower margin products sold to the Military in the Aerospace and Transportation market and growth in OEM business in the Microelectronics market. These negative impacts were partly offset by savings generated from our cost reduction programs.

Back to Contents

SG&A expenses improved to 29.1% as a percentage of sales from 33% last year reflecting the impact of cost reduction programs, particularly EuroPall, and the benefit of increased sales in markets like OEM Microelectronics that require minimal incremental SG&A.

As a result of the above factors, operating profit dollars increased 24% to $33,289 and operating margin improved to 10.9% from 10.2%.

Liquidity and Capital Resources

Non-cash working capital was approximately $577,700, a turnover ratio of 3.6 at October 31, 2006 as compared with $591,400, a turnover ratio of 3.4 at July 31, 2006. As compared to October 31, 2005, non-cash working capital decreased $9,900. Accounts receivable days sales outstanding (“DSO”) improved by 9 days to 84 days, as compared to 93 days in the first quarter of fiscal year 2006. Inventory turns for the four quarters ended October 31, 2006 were 2.7 on par with the four quarters ended October 31, 2005. The effect of foreign exchange on non-cash working capital was insignificant in the quarter compared to July 31, 2006.

Net cash provided by operating activities in the quarter was $72,498, an increase of $41,028, or 130% as compared with the first quarter of fiscal year 2006. The increase in cash flow reflects increased net earnings, an improvement in DSO releasing approximately $50,000 of working capital into cash flow, as well as changes in working capital items, particularly inventories, accounts payable and other current liabilities.

Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $58,669 in the quarter, as compared with $9,834 in the first quarter of fiscal year 2006. The increase in free cash flow reflects the factors discussed above and a lower level of capital expenditures. Company management believes this measure is important because it is a key element of its planning. The Company utilizes free cash flow, which is a non-GAAP measure, as one way to measure its current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	Three Months Ended Oct. 31, 2006	Three Months Ended Oct. 31, 2005
Net cash provided by operating activities	$72,498	$31,470
Less capital expenditures	13,829	21,636
Free cash flow	$58,669	$9,834

The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at October 31, 2006 to those at July 31, 2006, the British Pound and the Euro have strengthened against the U.S. dollar, while the Japanese Yen has weakened against the U.S. dollar.

Overall, net debt (debt net of cash and cash equivalents), as a percentage of total capitalization (net debt plus equity), was 21.5% as compared to 24.7% at July 31, 2006. Net debt decreased by approximately $56,000 compared with July 31, 2006 primarily reflecting an increase in cash of $43,100 and a reduction in gross debt of $14,800. The impact of foreign exchange rates increased net debt by about $1,900. Company management considers its existing lines of credit, along with the cash generated from operations, to be sufficient to meet its short-term liquidity needs. The Company was in compliance with all financial covenants of its various debt agreements as of October 31, 2006.

Capital expenditures were $13,829, while depreciation and amortization expense were $21,238 and $2,090, respectively. In fiscal year 2007, capital expenditures are expected to be $110,000, exclusive of capital to be spent under the facilities rationalization and consolidation plan, which is estimated to be $15,000 - $20,000 for the full fiscal year 2007 depending on the timing of the closure and consolidation. Depreciation and amortization expense are expected to total approximately $104,000.

On October 17, 2003, the Board of Directors authorized the expenditure of $200,000 to repurchase shares of the Company’s common stock and on October 14, 2004, authorized an additional expenditure of $200,000 to repurchase shares. At July 31, 2006, there was $160,027 available to be expended under these authorizations. The Company repurchased stock of $5,750 and $100,727 in the first quarter ended October 31, 2005 and fiscal year ended July 31, 2006, respectively. In the first quarter of fiscal year 2007, the Company repurchased stock of $3,553 leaving $156,474 remaining at October 31, 2006 of the $400,000 authorized. On November 15, 2006, the Board of Directors authorized an additional expenditure of $250,000 to repurchase shares. Net proceeds from stock plans were $13,500 in the quarter.

In the first quarter of fiscal year 2007, the Company paid dividends of $13,436, an increase of 8% compared to the first quarter of fiscal year 2006, reflecting an increase in the quarterly dividend of 1 cent, effective with the dividend declared January 19, 2006, partly offset by a reduction in shares outstanding due to Company buybacks. The Company announced that it is increasing its quarterly dividend by 9%, from 11 to 12 cents per share, effective with the dividend that will be declared on January 11, 2007.

Back to Contents

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is evaluating the likelihood of recognition and the second step is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likelihood of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The cumulative effect of applying the provisions of FIN No. 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN No. 48 is effective for the Company beginning in fiscal year 2008, with earlier adoption permitted. The Company is in the process of assessing the effect FIN No. 48 may have on its consolidated financial statements.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. If the effect of the initial adoption is determined to be material, the cumulative effect may be reported as an adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. The guidance is applicable for the Company’s fiscal year ending July 31, 2007. The Company is in the process of assessing the effect SAB No. 108 may have on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 106, and 132 (R) (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 is effective as of July 31, 2007. Based upon the July 31, 2006 balance sheet and pension disclosures, the impact of adopting SFAS No. 158 is estimated to be an increase in liabilities of $18,000, a decrease in assets of $24,000 and a pretax increase in the accumulated other comprehensive loss of $42,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the period from the Company’s fiscal 2006 year end (July 31, 2006) to the end of the Company’s first quarter of fiscal year 2007 (October 31, 2006), there was no material change in the market risk information previously reported in Item 7A of the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a–15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

Back to Contents

During the first quarter of fiscal year 2007, the Company completed the reorganization of its business structure into two vertically integrated businesses: Life Sciences and Industrial. As such, the Company implemented changes to the accounting and financial reporting systems to support the new organizational structure and provide information consistent with how the businesses will be measured.

Except for the preceding change, there was no change in the Company’s internal control over financial reporting during the first quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Back to Contents

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

(In thousands)

The Company’s condensed consolidated balance sheet at October 31, 2006 contains a reserve for environmental liabilities of approximately $20,739 which relates primarily to the items discussed below. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.

Reference is also made to the Contingencies and Commitments note (Note 6) in the notes accompanying the condensed consolidated financial statements in this report.

Ann Arbor, Michigan:

In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (“Court”) by the State of Michigan (“State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by Pall Corporation (the “Company” or “Pall”) in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order (the “REO”) requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. Gelman’s plan has been approved by both the Court and the State. Although groundwater concentrations remain above acceptable levels in much of the affected area, the Court has expressed its satisfaction with Gelman’s progress during hearings both before and after the five-year period expired. Neither the State nor the Court has sought or suggested that Gelman should be penalized based on the continued presence of groundwater contamination at the site.

On December 17, 2004, the Court issued its Order and Opinion Regarding Remediation and Contamination of the Unit E Aquifer (the “Unit E Order”) to address an area of groundwater contamination not addressed in the previously approved plan. Gelman is now in the process of implementing the requirements of the Order.

In correspondence dated June 5, 2001, the State asserted that additional stipulated penalties in the amount of $142 were owed for a separate alleged violation of the consent judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request “under advisement”, pending the results of certain groundwater monitoring data. Those data have been submitted to the Court, but no ruling has been issued. On August 9, 2001, the State made a written demand for reimbursement of $227 it has allegedly incurred for groundwater monitoring. On October 23, 2006, the State made another written demand for reimbursement of these costs, which now total $494, with interest. Gelman considers this claim barred by the consent judgment.

On May 12, 2004, the City of Ann Arbor (the “City”) filed a lawsuit against Gelman in Washtenaw County Circuit Court. The City’s suit sought damages, including the cost of replacing a municipal water supply well allegedly affected by the 1,4-dioxane groundwater contamination, as well as injunctive relief in the form of an order requiring Gelman to remediate the soil and groundwater beneath the City. In February 2006, the Court ordered the parties into a global settlement facilitation, which also included the City’s federal court lawsuit (see below) and its administrative challenge to Gelman’s discharge permit (see below). The facilitation process resulted in a settlement, which the parties have memorialized in a Settlement Agreement dated November 20, 2006. Under the Agreement, Gelman will pay the City $285. Gelman will also implement additional surface water and groundwater monitoring programs. If this monitoring indicates that City’s well must be replaced (based upon agreed trigger levels of contaminants), Gelman would be required to pay the City $4,000, plus an adjustment factor to reflect any increase (or decrease) in the construction costs associated with this type of project. The Company believes that it is unlikely that such trigger levels will be reached.

As part of the Agreement, the City has committed to cooperate with continuing Gelman’s cleanup efforts and exchange relevant information and documents. The cooperation framework established under the Settlement Agreement should facilitate a better working relationship with the City and a more cost efficient cleanup program. A Stipulated Order of Dismissal has been submitted to the state court for entry.

Back to Contents

On August 10, 2005, the City filed a lawsuit against Gelman under the Federal Superfund Statute (“CERCLA”) seeking in this matter essentially the same relief it is seeking in the above-described state court action. As noted above, this lawsuit was resolved as part of the November 20, 2006 Settlement Agreement. A Stipulated Order of Dismissal was entered by the federal district court on December 5, 2006.

A local resident and the City filed petitions for a contested case on November 26, 2005 and November 30, 2005, respectively. The petitions challenge various aspects of the discharge permit issued to Gelman by the State on September 30, 2005. The petitions commence an administrative adjudicative hearing, which can result in changes to the discharge permit. Company management does not believe there is substantive merit to the claims made in either petition. As noted above, the City’s petition was resolved under the November 20, 2006 Settlement Agreement. Gelman and the local resident are continuing their settlement discussions.

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

The Company completed a pilot test involving the injection of a chemical oxidant into on-site groundwater, and on May 31, 2006, submitted a report to NYSDEC entitled, “In-Situ Chemical Oxidation Phase II Pilot Test and Source Evaluation Report” (the “Report”). Data demonstrated that, in general, the pilot test successfully reduced contaminant levels. However, the data from monitoring wells along the site’s boundary at Sea Cliff Avenue indicate that the hydraulic controls installed on the upgradient Photocircuits Corporation (“Photocircuits”) site are not effective and contaminated groundwater continues to migrate in the 25 to 60 foot zone from that site. On July 31, 2006, the Company received comments from NYSDEC on the Report. The Company submitted responses to the NYSDEC comments on September 27, 2006 and met with NYSDEC representatives on November 16, 2006. At that meeting, the Company agreed to submit a draft conceptual remedial design document by December 15, 2006. The ROD for the deep groundwater zone (“OU-2”) has been deferred by NYSDEC until additional data is available to delineate contamination and select an appropriate remedy. The NYSDEC requested the Company and Photocircuits to enter into a joint Order on Consent for the remedial investigation. Photocircuits was not willing to enter into an Order and the Company has been informed by NYSDEC that it will undertake the OU-2 investigation at the Photocircuits property. Photocircuits is now in Chapter 11 bankruptcy and, in or about March 2006, the assets of Photocircuits’ Glen Cove facility were sold to American Pacific Financial Corporation. The NYSDEC has not pursued the Company to enter into an Order for the OU-2 investigation at its site.

Back to Contents

ITEM 1A. RISK FACTORS

During the period from the Company’s fiscal 2006 year end (July 31, 2006) to the end of the Company’s first fiscal quarter (October 31, 2006), there was no material change in the risk factors previously reported in Item 1A of the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2006. This report contains certain forward-looking statements which reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These statements are subject to risks and uncertainties, which could cause actual results to differ materially. For a description of these risks see Forward-Looking Statements and Risk Factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.
(b)	Not applicable.
(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2006 to August 31, 2006	—	$—	—	$160,027
September 1, 2006 to September 30, 2006	—	—	—	$160,027
October 1, 2006 to October 31, 2006	112	31.75	112	$156,474
Total	112	$31.75	112

(1)

On October 17, 2003, the Company’s Board of Directors (the “Board”) authorized and announced the expenditure of up to $200,000 to repurchase shares of the Company’s common stock. On October 14, 2004 the Board authorized an additional expenditure of up to $200,000 for the repurchase of the Company’s common stock. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the three months ended October 31, 2006, the Company purchased 112 shares in open-market transactions at an aggregate cost of $3,553 with an average price per share of $31.75. At October 31, 2006, $156,474 remains available to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.

During the three months ended October 31, 2006, 431 shares were issued under the Company’s stock-based compensation plans. At October 31, 2006, the Company held 5,481 treasury shares.

ITEM 6. EXHIBITS.

See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation
December 8, 2006	/s/	LISA MCDERMOTT
Lisa McDermott Chief Financial Officer and Treasurer

/s/	FRANCIS MOSCHELLA
Francis Moschella Vice President – Corporate Controller Chief Accounting Officer

Back to Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3(i)*

Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	Bylaws of the Registrant, as amended on November 15, 2006, filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on November 20, 2006.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4.1*

Rights Agreement, dated as of November 17, 1989 between the Registrant and United States Trust Company of New York, as Rights Agent (the “Prior Rights Agreement”), filed as an exhibit to the Registrant's Registration Statement on Form 8-A dated September 10, 1992.

4.2*	Amendment No. 1 to the Prior Rights Agreement, dated as of April 20, 1999, filed as Exhibit II to Amendment No. 1 to the Registrant’s Form 8-A dated April 22, 1999.

10†	Letter Agreement, as amended, dated December 11, 2006 between the Registrant and Marcus Wilson summarizing the terms of the termination of employment of Mr. Wilson.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
*	Incorporated herein by reference.
†	Exhibit filed herewith.