Form 10-Q
period 2007-01-31
PALL CORP
filed 2007-03-09
CIK 75829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
Commission File Number: 1- 4311
PALL CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1541330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2200 Northern Boulevard, East Hills, NY	11548
(Address of principal executive offices)	(Zip Code)
(516) 484-5400
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of March 7, 2007 was 123,002,784.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Jan. 31, 2007	July 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$345,686	$317,657
Accounts receivable	476,286	517,632
Inventories	434,891	408,273
Prepaid expenses	38,855	25,259
Other current assets	102,550	108,160

Total current assets	1,398,268	1,376,981
Property, plant and equipment, net	576,730	620,979
Goodwill	247,535	246,476
Intangible assets	49,536	51,477
Other non-current assets	239,777	256,945

Total assets	$2,511,846	$2,552,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$28,675	$35,821
Accounts payable and other current liabilities	401,032	399,950
Income taxes payable	53,876	67,484
Current portion of long-term debt	26,415	27,561

Total current liabilities	509,998	530,816
Long-term debt, net of current portion	533,993	640,015
Deferred taxes and other non-current liabilities	207,413	203,331

Total liabilities	1,251,404	1,374,162

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	148,287	137,165
Retained earnings	1,195,240	1,151,044
Treasury stock, at cost	(139,310)	(156,775)
Stock option loans	(474)	(1,311)
Accumulated other comprehensive income (loss):
Foreign currency translation	114,545	107,133
Minimum pension liability	(73,084)	(73,084)
Unrealized investment gains	2,633	1,949
Unrealized losses on derivatives	(191)	(221)

	43,903	35,777

Total stockholders’ equity	1,260,442	1,178,696

Total liabilities and stockholders’ equity	$2,511,846	$2,552,858

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jan. 31, 2007	Jan. 31, 2006	Jan. 31, 2007	Jan. 31, 2006
Net sales	$544,930	$478,436	$1,044,218	$909,598
Cost of sales	288,460	252,618	564,076	482,103

Gross profit	256,470	225,818	480,142	427,495

Selling, general and administrative expenses	168,203	159,136	325,578	308,843
Research and development	15,277	14,398	29,511	27,464
Restructuring and other (gains)/charges, net	(3,648)	3,736	13,440	3,686
Interest expense, net	4,848	5,642	10,634	11,381

Earnings before income taxes	71,790	42,906	100,979	76,121
Provision for income taxes	15,987	10,470	20,742	18,575

Net earnings	$55,803	$32,436	$80,237	$57,546

Earnings per share:
Basic	$0.45	$0.26	$0.65	$0.46
Diluted	$0.45	$0.26	$0.64	$0.46

Dividends declared per share	$0.12	$0.11	$0.23	$0.21

Average shares outstanding:
Basic	123,185	125,225	122,988	125,045
Diluted	124,504	126,090	124,392	125,879
See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	Jan. 31, 2007	Jan. 31, 2006
Operating activities:
Net earnings	$80,237	$57,546
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	12,323	3,686
Depreciation and amortization of long-lived assets	46,976	47,298
Non-cash stock compensation	7,294	5,717
Excess tax benefits from stock-based compensation arrangements	(2,919)	(308)
Other	13,919	993
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	(8,955)	10,088

Net cash provided by operating activities	148,875	125,020

Investing activities:
Capital expenditures	(32,210)	(52,021)
Proceeds from sale of retirement benefit assets	14,864	22,494
Purchases of retirement benefit assets	(14,018)	(39,351)
Proceeds from sale of strategic investments	—	7,387
Disposals of long lived assets	43,968	3,227
Acquisitions of businesses, net of disposals and cash acquired	(406)	(75)
Other	(2,252)	(1,273)

Net cash provided (used) by investing activities	9,946	(59,612)

Financing activities:
Notes payable	(8,080)	2,500
Dividends paid	(26,885)	(24,885)
Net proceeds from stock plans	24,840	14,553
Purchase of treasury stock	(11,800)	(5,750)
Long-term borrowings	618	10,055
Repayments of long-term debt	(113,819)	(904)
Excess tax benefits from stock-based compensation arrangements	2,919	308

Net cash used by financing activities	(132,207)	(4,123)

Cash flow for period	26,614	61,285
Cash and cash equivalents at beginning of year	317,657	164,928
Effect of exchange rate changes on cash and cash equivalents	1,415	1,785

Cash and cash equivalents at end of period	$345,686	$227,998

Supplemental disclosures:
Interest paid	$18,242	$14,097
Income taxes paid (net of refunds)	13,064	25,487
Non-cash transactions:
Note receivable	—	2,560
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
NOTE 2 — ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net earnings the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 is that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 was effective for the Company beginning with its first quarter of fiscal year 2007. The adoption of SFAS No. 154 did not have a material impact on the Company’s condensed consolidated financial statements.
NOTE 3 — BALANCE SHEET DETAILS
     The following tables provide details of selected balance sheet items:

	Jan. 31, 2007	July 31, 2006
Accounts receivable:
Billed	$448,780	$483,205
Unbilled	40,165	46,329

Total	488,945	529,534
Less: Allowances for doubtful accounts	(12,659)	(11,902)

	$476,286	$517,632

Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Jan. 31, 2007	July 31, 2006
Inventories:
Raw materials and components	$123,829	$130,731
Work-in-process	80,735	66,259
Finished goods	230,327	211,283

	$434,891	$408,273

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Jan. 31, 2007	July 31, 2006
Property, plant and equipment:
Property, plant and equipment (a)	$1,306,609	$1,341,906
Less: Accumulated depreciation and amortization (a)	(729,879)	(720,927)

	$576,730	$620,979

(a)	The change in the carrying amount of property, plant and equipment reflects the sale of the Company’s corporate headquarters and the impairment of certain other assets related to the planned disposal and early retirement of certain long-lived assets as part of the Company’s facilities rationalization initiative. For a discussion of these items refer to the Restructuring and Other (Gains)/Charges, Net note (Note 7).
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
     The following table presents goodwill, net of accumulated amortization recorded prior to adopting SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), allocated by reportable segment, in accordance with SFAS No. 142. For a discussion regarding a change in the Company’s reportable segments, refer to the Segment Information note (Note 12).

	Jan. 31, 2007	July 31, 2006
Life Sciences	$68,355	$67,554
Industrial	179,180	178,922

	$247,535	$246,476

     The change in the carrying amount of goodwill is primarily attributable to additional consideration paid related to a prior acquisition in India as well as changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.
     Intangible assets, net, consist of the following:

	Jan. 31, 2007
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$80,437	$33,715	$46,722
Trademarks	4,715	2,454	2,261
Other	3,353	2,800	553

	$88,505	$38,969	$49,536

	July 31, 2006
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$78,579	$30,232	$48,347
Trademarks	4,648	2,261	2,387
Other	3,361	2,618	743

	$86,588	$35,111	$51,477

     Amortization expense for intangible assets for the three and six months ended January 31, 2007 was $2,041 and $4,063, respectively. Amortization expense for intangible assets for the three and six months ended January 31, 2006 was $2,594 and $4,402, respectively. Amortization expense is estimated to be approximately $4,133 for the remainder of fiscal 2007, $7,274 in 2008, $6,877 in 2009, $6,881 in 2010, $6,974 in 2011 and $7,131 in 2012.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 5 — TREASURY STOCK
     On October 17, 2003, the Board of Directors (the “Board”) authorized the expenditure of $200,000 to repurchase shares of the Company’s common stock and on October 14, 2004, authorized an additional expenditure of $200,000 to repurchase shares. At July 31, 2006, there was $160,027 available to be expended under these authorizations. On November 15, 2006, the Board authorized an additional expenditure of $250,000 to repurchase shares. During the six months ended January 31, 2007, the Company purchased 375 shares in open-market transactions at an aggregate cost of $11,800 with an average price per share of $31.50. At January 31, 2007, approximately $398,227 remained available to be expended under the current stock repurchase programs. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.
     During the six months ended January 31, 2007, 1,082 shares were issued under the Company’s stock-based compensation plans. At January 31, 2007, the Company held 5,093 treasury shares.
NOTE 6 — CONTINGENCIES AND COMMITMENTS
     The Company’s condensed consolidated balance sheet at January 31, 2007 includes liabilities for environmental matters of approximately $19,520, which relates primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, because regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.
NOTE 7 — RESTRUCTURING AND OTHER (GAINS)/CHARGES, NET
     The following tables summarize the restructuring and other (gains)/charges (“ROTC”) recorded for the three and six months ended January 31, 2007 and January 31, 2006:

	Three Months Ended Jan. 31, 2007			Six Months Ended Jan. 31, 2007
		Other			Other
		Charges			Charges
	Restructuring	/(Gains)		Restructuring	/(Gains)
	(1)	(2)	Total	(1)	(2)	Total
Severance	$6,914	$—	$6,914	$14,725	$—	$14,725
Gain on sale and impairment of assets, net	(10,886)	—	(10,886)	(5,114)	—	(5,114)
Other exit costs	167	—	167	821	—	821
Environmental matters (2a)	—	217	217	—	2,561	2,561
Other	1,117	(188)	929	1,117	975	2,092

	(2,688)	29	(2,659)	11,549	3,536	15,085

Reversal of excess reserves	(989)	—	(989)	(1,645)	—	(1,645)

	$(3,677)	$29	$(3,648)	$9,904	$3,536	$13,440

Cash	$(1,154)	$29	$(1,125)	$6,655	$3,536	$10,191
Non-cash	(2,523)	—	(2,523)	3,249	—	3,249

	$(3,677)	$29	$(3,648)	$9,904	$3,536	$13,440

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended Jan. 31, 2006			Six Months Ended Jan. 31, 2006
		Other			Other
		Charges			Charges
	Restructuring	/(Gains)		Restructuring	/(Gains)
	(1)	(2)	Total	(1)	(2)	Total
Severance	$3,500	$—	$3,500	$4,601	$—	$4,601
Other exit costs	677	—	677	2,364	—	2,364
Gain on sale of investments (2b)	—	(394)	(394)	—	(2,200)	(2,200)
Loss on sale of assets	51	—	51	51	—	51
Other	—	7	7	—	(119)	(119)

	4,228	(387)	3,841	7,016	(2,319)	4,697

Reversal of excess reserves	(105)	—	(105)	(1,011)	—	(1,011)

	$4,123	$(387)	$3,736	$6,005	$(2,319)	$3,686

Cash	$3,845	$(389)	$3,456	$5,727	$(2,195)	$3,532
Non-cash	278	2	280	278	(124)	154

	$4,123	$(387)	$3,736	$6,005	$(2,319)	$3,686

(1)	Restructuring:
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
     Three and Six Months Ended January 31, 2006:
•	The Company continued its realignment plan and cost reduction initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.
     Three and Six Months Ended January 31, 2007:
•	The Company continued its cost reduction initiatives, including its facilities rationalization and EuroPall initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.

•	In the three months ended January 31, 2007, the Company sold its corporate headquarters and recorded a gain on the sale of $10,886.

•	In the three months ended October 31, 2006, the Company recorded an impairment charge of $5,772 related to the planned disposal of a building in Europe and the early retirement of certain long-lived assets, as part of the Company’s facilities rationalization initiative.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2007, 2006 and 2005:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2007
Original charge (a)	$14,172	$821	$14,993
Utilized	(2,184)	(743)	(2,927)
Other changes (b)	4	7	11

Balance at Jan. 31, 2007	$11,992	$85	$12,077

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (b)	182	9	191

Balance at July 31, 2006	6,296	152	6,448
Utilized	(1,442)	(89)	(1,531)
Reversal of excess reserves (c)	(924)	(31)	(955)
Other changes (b)	87	1	88

Balance at Jan. 31, 2007	$4,017	$33	$4,050

2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (b)	(86)	4	(82)

Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (c)	(1,905)	(96)	(2,001)
Other changes (b)	57	3	60

Balance at July 31, 2006	3,915	13	3,928
Utilized	(1,914)	—	(1,914)
Reversal of excess reserves (c)	(690)	—	(690)
Other changes (b)	15	—	15

Balance at Jan. 31, 2007	$1,326	$13	$1,339

(a)	Excludes $553 related to pension liabilities.

(b)	Other changes primarily reflect translation impact.

(c)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2005 and 2006.

(2)	Other Charges/(Gains):

	(a)	Environmental Matters:

In the three and six months ended January 31, 2007, the Company recorded additional charges of $217 and $2,561, respectively, to increase its previously established environmental reserves primarily related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

(b)	Investments:

In August 2005, the Company sold all of the 617.5 shares it held of Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”) for total proceeds aggregating $6,783. The cost basis at the time of the sale, as adjusted by previous impairment charges, was $4,940. As a result, the Company recorded a gain of $1,806, net of fees and commissions, in the six months ended January 31, 2006.

On January 13, 2006, the Company sold its stock rights in Satair for total proceeds aggregating $641. The cost basis of the rights at the time of the sale was $247. As a result, the Company recorded a gain of $394 in the three months ended January 31, 2006.
NOTE 8 — COMPONENTS OF NET PERIODIC PENSION COST
     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2007	2006	2007	2006	2007	2006
Service cost	$1,952	$1,878	$905	$2,079	$2,857	$3,957
Interest cost	2,760	2,368	4,079	3,215	6,839	5,583
Expected return on plan assets	(2,124)	(1,572)	(3,250)	(2,477)	(5,374)	(4,049)
Amortization of prior service cost	275	238	153	113	428	351
Amortization of net transition asset	(11)	(11)	—	—	(11)	(11)
Recognized actuarial loss	579	714	2,152	1,970	2,731	2,684

Net periodic benefit cost	$3,431	$3,615	$4,039	$4,900	$7,470	$8,515

	Six Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2007	2006	2007	2006	2007	2006
Service cost	$3,904	$3,756	$1,802	$4,216	$5,706	$7,972
Interest cost	5,520	4,736	8,027	6,498	13,547	11,234
Expected return on plan assets	(4,248)	(3,144)	(6,389)	(5,006)	(10,637)	(8,150)
Amortization of prior service cost	550	476	304	230	854	706
Amortization of net transition asset	(22)	(22)	—	—	(22)	(22)
Recognized actuarial loss	1,158	1,428	4,230	3,982	5,388	5,410

Net periodic benefit cost	$6,862	$7,230	$7,974	$9,920	$14,836	$17,150

NOTE 9 — STOCK-BASED PAYMENT
     The Company applies the provisions of SFAS No. 123(R), Share-Based Payment, which establishes the accounting for employee stock-based awards. The Company currently has four stock-based employee and directors compensation plans (Stock Option Plans, Management Stock Purchase Plan (“MSPP”), Employee Stock Purchase Plan (“ESPP”) and Restricted Stock Unit Plans) which are described under the caption “Stock Plans” in the Accounting Policies and Related Matters footnote of the Company’s 2006 Form 10-K.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and six months ended January 31, 2007 and January 31, 2006 are illustrated in the table below.

	Three Months Ended		Six Months Ended
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2007	2006	2007	2006
Stock options	$935	$1,526	$2,408	$3,021
Restricted stock units	1,809	541	2,824	1,053
ESPP	143	590	760	973
MSPP	891	362	1,302	670

Total	$3,778	$3,019	$7,294	$5,717

     The following table illustrates the income tax effects related to stock-based compensation.

	Three Months Ended		Six Months Ended
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2007	2006	2007	2006
Excess tax benefit in cash flows from financing activities	$2,323	$191	$2,919	$308
Tax benefit recognized related to total stock-based compensation expense	869	533	1,418	1,020
Actual tax benefit realized for tax deductions from option exercises of stock-based payment arrangements	3,587	3,293	4,375	4,905
     A summary of option activity for all stock option plans during the six months ended January 31, 2007 is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Options	Shares	Price	Contractual Term	Value
Outstanding at August 1, 2006	3,794	$21.39
Granted	3	26.59
Exercised	(196)	19.39
Forfeited or Expired	(31)	21.16

Outstanding at October 31, 2006	3,570	21.50	5.7	$27,553
Granted	310	34.03
Exercised	(572)	18.17
Forfeited or Expired	(14)	20.93

Outstanding at January 31, 2007	3,294	$23.26	5.5	$37,878

Expected to vest at January 31, 2007	937	$29.75	6.2	$4,697

Exercisable at January 31, 2007	2,294	$20.49	5.1	$32,730

     As of January 31, 2007, there was $6,515 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years. The total intrinsic value of options exercised during the three and six months ended January 31, 2007 was $8,939 and $11,171, respectively. The total intrinsic value of options exercised during the three and six months ended January 31, 2006 was $2,308 and $3,419, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
The following weighted average assumptions were used in estimating the fair value of stock options granted during the three and six months ended January 31, 2007 and January 31, 2006:

	Three Months Ended		Six Months Ended
	Jan. 31, 2007	Jan. 31, 2006	Jan. 31, 2007	Jan. 31, 2006
Average fair value of stock-based compensation awards granted	$8.86	$7.41	$8.84	$7.43
Valuation assumptions:
Expected dividend yield	1.9%	1.9%	1.9%	1.9%
Expected volatility	26.0%	27.0%	26.0%	27.0%
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	4.7%	4.3%	4.7%	4.3%
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
     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over a four year period for matches made thereafter. Such restricted units aggregated 819 and 780 as of January 31, 2007 and January 31, 2006, respectively. As of January 31, 2007, there was $5,205 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 3.1 years.
     The following is a summary of MSPP activity during the three and six months ended January 31, 2007 and January 31, 2006:

	Three Months Ended		Six Months Ended
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2007	2006	2007	2006
Deferred compensation and cash contributions	$1,112	$439	$2,967	$3,165
Fair value of restricted stock units vested	$147	$230	$155	$497
Vested units distributed	73	32	74	58
     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. A total of 233 and 207 shares were issued under the ESPP during the semi-annual stock purchase periods ended October 31, 2006 and October 31, 2005, respectively. Shares for the current semi-annual stock purchase period will be purchased on April 30, 2007, the end of the aforementioned current stock purchase period.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     A summary of restricted stock unit activity, related to employees, for the 2005 Stock Plan during the six months ended January 31, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at August 1, 2006	513	$28.15
Granted	2	26.59
Exercised	—	—
Forfeited	(9)	28.73

Nonvested at October 31, 2006	506	28.14
Granted	65	34.07
Exercised	—	—
Forfeited	(5)	28.11

Nonvested at January 31, 2007	566	28.81

     As of January 31, 2007, there was $12,657 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 3.1 years. None of the restricted stock units vested during the six months ended January 31, 2007.
     Non-employee directors of the Company were granted 19 annual award units of restricted stock during the three and six months ended January 31, 2007, with a weighted-average fair market value of $33.65 per share.
     The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.
NOTE 10 — EARNINGS PER SHARE
     The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and units aggregating 404 and 890 shares were not included in the computation of diluted shares for the three months ended January 31, 2007 and January 31, 2006, respectively, because their effect would have been antidilutive. For the six months ended January 31, 2007 and January 31, 2006, 389 and 906 antidilutive shares were excluded. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Six Months Ended
	Jan. 31, 2007	Jan. 31, 2006	Jan. 31, 2007	Jan. 31, 2006
Basic shares outstanding	123,185	125,225	122,988	125,045
Effect of stock plans	1,319	865	1,404	834

Diluted shares outstanding	124,504	126,090	124,392	125,879

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 11 — COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	Jan. 31, 2007	Jan. 31, 2006	Jan. 31, 2007	Jan. 31, 2006
Net income	$55,803	$32,436	$80,237	$57,546

Unrealized translation adjustment	4,572	10,714	7,244	6,395
Income taxes	—	179	168	(360)

Unrealized translation adjustment, net	4,572	10,893	7,412	6,035

Change in unrealized investment gains	309	860	2,101	2,066
Income taxes	(1,417)	—	(1,417)	—

Change in unrealized investment (losses) gains, net	(1,108)	860	684	2,066

Unrealized (losses) gains on derivatives	(93)	(282)	10	(205)
Income taxes	7	14	20	(13)

Unrealized (losses) gains on derivatives, net	(86)	(268)	30	(218)

Total comprehensive income	$59,181	$43,921	$88,363	$65,429

     Unrealized investment gains on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended		Six Months Ended
	Jan. 31, 2007	Jan. 31, 2006	Jan. 31, 2007	Jan. 31, 2006
Unrealized gains arising during the period	$267	$860	$1,782	$3,872
Income taxes	(1,417)	—	(1,417)	—

Net unrealized (losses) gains arising during the period	(1,150)	860	365	3,872
Reclassification adjustment for losses (gains) included in net earnings	42	—	319	(1,806)

Change in unrealized investment (losses) gains, net	$(1,108)	$860	$684	$2,066

NOTE 12 — SEGMENT INFORMATION
     During fiscal year 2005, the Company undertook to reorganize its business structure into three underlying vertically integrated businesses: Life Sciences, comprising Medical and BioPharmaceuticals markets; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial marketplace; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water and Microelectronics markets. In fiscal year 2006, management began a further integration of the Industrial markets (Aeropower and Process Technologies) to form one vertically integrated Industrial business. In the first quarter of fiscal year 2007, the reorganization was completed. Each business now has full responsibility for its global manufacturing, sales and marketing, and research and development functions, enabling the Company to better meet its customers’ needs and achieve greater efficiencies and profit growth. This revised organizational structure is in contrast to the former matrix organizational structure where, within each geography, these functions supported the market-based part of the matrix on a shared basis (as opposed to being directly vertically integrated into these businesses).
     The Company’s financial reporting systems have been converted to support the new organizational structure, providing financial information consistent with how the financial results of the businesses will be measured. Additionally, certain of the internal segment financial reporting principles utilized in the measurement and evaluation of the profitability of the Company’s businesses (such as the allocation of shared overhead costs) have been revised for consistency with the underlying reorganized structure of the Company. Senior management of the Company, including the Company’s chief executive officer, manage the Company and make key decisions about the allocation of Company resources based on the two businesses. The Company’s sales subsidiaries sell both Life Sciences and Industrial products. As such, certain overhead costs of these subsidiaries have been, and will continue to be, shared by the businesses.

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
     The following table presents sales and operating profit by segment for the three and six months ended January 31, 2007 and January 31, 2006.

	Three Months Ended		Six Months Ended
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2007	2006	2007	2006
SALES:
Life Sciences	$211,935	$187,867	$404,937	$356,814
Industrial	332,995	290,569	639,281	552,784

Total	$544,930	$478,436	$1,044,218	$909,598

OPERATING PROFIT (a):
Life Sciences	$37,036	$27,549	$66,224	$50,116
Industrial	48,373	34,146	81,662	60,927

Total operating profit	85,409	61,695	147,886	111,043
General corporate expenses	(10,330)	(9,216)	(20,317)	(19,349)

Earnings before ROTC, interest expense, net and income taxes (b)	75,079	52,479	127,569	91,694
ROTC (b)	1,559	(3,931)	(15,956)	(4,192)
Interest expense, net	(4,848)	(5,642)	(10,634)	(11,381)

Earnings before income taxes	$71,790	$42,906	$100,979	$76,121

(a)	Operating profit for the three and six months ended January 31, 2006 has been restated in accordance with the Company’s new organizational structure including the aforementioned changes in certain internal segment financial reporting principles.

(b)	Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales. For the three and six months ended January 31, 2007, such adjustments include incremental depreciation and other adjustments of $1,523 and $1,950, respectively recorded in conjunction with the Company’s facilities rationalization initiative. Furthermore, such adjustments include a charge of $566 for the quarter and six months ended January 31, 2007 and $195 and $506 for the quarter and six months ended January 31, 2006, respectively, related to a one-time purchase accounting adjustment to record, at market value, inventory acquired from BioSepra. This resulted in a $2,431 increase in acquired inventories in accordance with SFAS No. 141, Business Combinations, (“SFAS No. 141”) and a charge to cost of sales in the periods when the sale of a portion of the underlying inventory occurred. The adjustment is excluded from operating profit as management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements and Risk Factors
     You should read the following discussion together with the condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006. The discussions regarding sales under the subheading “Review of Operating Segments” below are in local currency unless otherwise indicated. Company management considers local currency growth an important measure because by excluding the volatility of exchange rates, underlying volume growth is clearer. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.
     The matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. All statements regarding future performance, earnings projections, earnings guidance, events or developments are forward-looking statements. Such risks and uncertainties include, but are not limited to: changes in product mix and product pricing particularly as we expand our systems business in which we experience significantly longer sales cycles and less predictable revenue with no certainty of future revenue streams from related consumable product offerings and services; increases in costs of manufacturing and operating costs including energy and raw materials; the Company’s ability to achieve the savings anticipated from cost reduction and margin improvement initiatives including the timing of completion of the facilities rationalization initiative; fluctuations in foreign currency exchange rates and interest rates; regulatory approval and market acceptance of new technologies; changes in business relationships with key customers and suppliers including delays or cancellations in shipments; success in enforcing patents and protecting proprietary products and manufacturing techniques; successful completion or integration of acquisitions; domestic and international competition in the Company’s global markets; and global and regional economic conditions, and legislative, regulatory and political developments. The Company makes these statements as of the date of this report and undertakes no obligation to update them.
Business Reorganization
     During fiscal year 2005, the Company undertook to reorganize its business structure into three underlying vertically integrated businesses: Life Sciences, comprising Medical and BioPharmaceuticals markets; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the current General Industrial marketplace; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water and Microelectronics markets. In fiscal year 2006, management began a further integration of the Industrial markets (Aeropower and Process Technologies) to form one vertically integrated Industrial business. In the first quarter of fiscal year 2007, the reorganization was completed. Each business now has full responsibility for its global manufacturing, sales and marketing, and research and development functions, enabling the Company to better meet its customers’ needs and achieve greater efficiencies and profit growth. This revised organizational structure is in contrast to the former matrix organizational structure where, within each geography, these functions supported the market-based part of the matrix on a shared basis (as opposed to being directly vertically integrated into these businesses).
     The Company’s financial reporting systems have been converted to support the new organizational structure, providing financial information consistent with how the financial results of the businesses will be measured. Additionally, certain of the internal segment financial reporting principles utilized in the measurement and evaluation of the profitability of the Company’s businesses (such as the allocation of shared overhead costs) have been revised for consistency with the underlying reorganized structure of the Company. Senior management of the Company, including the Company’s chief executive officer, manage the Company and make key decisions about the allocation of Company resources based on the two businesses. The Company’s sales subsidiaries sell both Life Sciences and Industrial products. As such, certain overhead costs of these subsidiaries have been, and will continue to be, shared by the businesses.
     Consistent with the new corporate structure, management has determined that the Company’s reportable segments, which are also its operating segments, consist of its two vertically integrated businesses, Life Sciences and Industrial, in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Results of Operations
Review of Consolidated Results
     Sales in the quarter increased 13.9% to $544,930 from $478,436 in the second quarter of fiscal year 2006. For the six months, sales increased 14.8%, to $1,044,218. Exchange rates increased reported sales by $22,626 and $31,457 in the quarter and six months, respectively, primarily due to the weakening of the U.S. dollar against the Euro, the British Pound and various Asian currencies, partly offset by the strengthening of the U.S. dollar against the Japanese Yen. In local currency (i.e., had exchange rates not changed year over year), sales increased 9.2% and 11.3% in the quarter and six months, respectively. Overall, pricing was flat in the quarter and six months, however, the Company achieved increased pricing in the General Industrial and BioPharmaceuticals markets.
     Life Sciences segment sales increased 8.1% and 10.1% (in local currency) in the quarter and six months, respectively, attributable to growth in both the BioPharmaceuticals and Medical markets. Industrial segment sales increased 9.8% and 12.2% (in local currency) in the quarter and six months, respectively. Within Industrial, growth was particularly strong in the Microelectronics market, where sales increased 17.7% and 24.2% in the quarter and six months, respectively, as the Company continues to benefit from strength in the consumer electronics market. The General Industrial market achieved double-digit growth for the six months and just under double-digit growth for the quarter. Systems sales increased 36.4% and 47.4% in the quarter and six months, respectively, driven by strong sales in the General Industrial and BioPharmaceuticals markets. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.
     Cost of sales, as a percentage of sales, was 52.9% in the quarter compared to 52.8% in the second quarter of fiscal year 2006. In the quarter, cost of sales, as a percentage of sales stabilized despite the significant increase in systems sales, which are typically at lower margins. The stabilization of cost of sales reflects an improving profitability trend on systems driven by pricing controls and discipline, outsourcing, improved labor productivity and material costs, through the Company’s facilities rationalization initiative, as well as the rationalization of unprofitable products. Furthermore, the Company’s manufacturing cost reduction programs, including lean initiatives, procurement focus and continuous improvement activities, such as scrap reduction, are favorably impacting cost of sales. These factors largely offset the negative impact of product mix in the quarter as well as the impact of incremental costs related to the facilities rationalization initiative. Such costs include incremental depreciation (on assets to be retired earlier than originally estimated) and training. For the six months, cost of sales, as a percentage of sales, increased to 54% from 53% in the same period last year reflecting the factors discussed above. The facilities rationalization initiative is expected to reduce the Company’s footprint by over 20% and result in a 10% global manufacturing headcount reduction. In the six months ended January 31, 2007, the Company completed the outsourcing and closure of two plants in Germany and has also announced the closure of a plant in Waldstetten, Germany and a plant in Ternay, France. The incremental costs related to the facilities rationalization initiative are expected to continue into fiscal year 2008 as the Company makes progress on this initiative. The facilities rationalization initiative is expected to be substantially complete by the end of fiscal year 2008. Company management expects increased sales and the impact of its cost reduction initiatives, such as the facilities rationalization initiative, to offset other negative impacts in the second half of fiscal year 2007 to contribute to the stabilization of gross margin for the full fiscal year.
     Selling, general and administrative (“SG&A”) expenses in the quarter increased by $9,067, or about 5.7% (1% in local currency). As a percentage of sales, SG&A expenses decreased to 30.9% from 33.3% in the second quarter of fiscal year 2006 reflecting cost controls combined with increasing sales. For the six months, SG&A expenses increased by $16,735, or about 5.4% (2% in local currency) and as a percentage of sales, SG&A expenses decreased to 31.2% from 34% in the same period last year reflecting the same factors discussed above. The Company continued to make progress on a major initiative, begun in fiscal year 2006, to optimize its European operations (“EuroPall”) with the objective of delivering improvements in profitability. The Company plans to launch the equivalent of this program in the Western Hemisphere (“AmeriPall”) later this fiscal year. Based on these factors, Company management is expecting SG&A expenses, as a percentage of sales, to decrease approximately 50-80 basis points for the full fiscal year 2007.
     Research and development expenses were $15,277 in the quarter compared to $14,398 in the second quarter of fiscal year 2006. As a percentage of sales, research and development expenses were 2.8% as compared with 3% in the same period last year. For the six months, research and development expenses were $29,511, or 2.8% of sales compared to $27,464, or 3% of sales in the same period last year. Company management expects research and development expenses to be about 3% of sales for the full fiscal year 2007.
     In the second quarter of fiscal year 2007, the Company recorded a net gain of $3,648 in restructuring and other (gains)/charges (“ROTC”) primarily related to the Company’s on-going cost reduction initiatives (including its facilities rationalization and EuroPall initiatives). The ROTC in the quarter was primarily comprised of a gain on the sale of the Company’s corporate headquarters and the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal years 2005 and 2006, partly offset by severance costs. In the first six months of fiscal year 2007, the Company recorded ROTC of $13,440 primarily related to the Company’s on-going cost reduction initiatives. The charges in the six months were primarily comprised of severance liabilities and an impairment charge recorded in the first quarter related to the planned disposal of a building and early retirement of certain long-lived assets. Additionally, the charges in the six months include an increase to previously established environmental reserves. Such charges were partly offset by the gain on the sale of the Company’s corporate headquarters and the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal years 2005 and 2006.

     In the second quarter and six months of fiscal year 2006, the Company recorded ROTC of $3,736 and $3,686, respectively. The ROTC is comprised of severance and other costs in connection with the Company’s on-going cost reduction programs and divisional realignment, partly offset by the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal year 2005. In addition, ROTC included a gain on the sale of the Company’s stock rights in Satair, which was recorded in the second quarter, as well as a gain on the sale of the Company’s investment in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”), that was recorded in the first quarter of fiscal year 2006.
     The details of ROTC for the quarter and six months ended January 31, 2007 and January 31, 2006 can be found in the Restructuring and Other (Gains)/Charges, Net note (Note 7) accompanying the condensed consolidated financial statements.
     The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2007, 2006 and 2005:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2007
Original charge (a)	$14,172	$821	$14,993
Utilized	(2,184)	(743)	(2,927)
Other changes (b)	4	7	11

Balance at Jan. 31, 2007	$11,992	$85	$12,077

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (b)	182	9	191

Balance at July 31, 2006	6,296	152	6,448
Utilized	(1,442)	(89)	(1,531)
Reversal of excess reserves (c)	(924)	(31)	(955)
Other changes (b)	87	1	88

Balance at Jan. 31, 2007	$4,017	$33	$4,050

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (b)	(86)	4	(82)

Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (c)	(1,905)	(96)	(2,001)
Other changes (b)	57	3	60

Balance at July 31, 2006	3,915	13	3,928
Utilized	(1,914)	—	(1,914)
Reversal of excess reserves (c)	(690)	—	(690)
Other changes (b)	15	—	15

Balance at Jan. 31, 2007	$1,326	$13	$1,339

(a)	Excludes $553 related to pension liabilities.

(b)	Other changes primarily reflect translation impact.

(c)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2005 and 2006.
     Net interest expense in the quarter was $4,848 compared to $5,642 in the same period last year. For the six months, net interest expense was $10,634 compared to $11,381 in the same period last year. The decrease in net interest expense was attributable to a reduction in average net debt levels as compared to the same periods last year. In addition, a slight decrease in interest rates, due to the movement of debt to lower interest rate countries in the fourth quarter of fiscal year 2006, also contributed to the decline in net interest expense in the quarter and six months. Company management expects net interest expense for the full fiscal year 2007 to decrease approximately $2,500-$3,000 compared to fiscal year 2006.
     The underlying tax rate (i.e., the tax rate on earnings before income taxes, excluding restructuring and other charges/discrete items) was 24% in the quarter and six months, unchanged from the same periods in fiscal year 2006. Company management expects that its underlying tax rate for the full fiscal year 2007 will be consistent with fiscal year 2006 and improve in future years as more manufacturing is located into tax-advantaged locations.
     Net earnings in the quarter were $55,803, or 45 cents per share, compared with net earnings of $32,436, or 26 cents per share, in the second quarter of fiscal year 2006. Net earnings in six months were $80,237, or 64 cents per share, compared with net earnings of $57,546, or 46 cents per share in the six months of fiscal year 2006. In summary, net earnings in the quarter reflect organic sales growth, an improvement in SG&A as a percentage of sales and ROTC income compared to expense in last year’s second quarter. In the six months, net earnings reflect organic sales growth and an improvement in SG&A as a percentage of sales partly offset by the impact of lower gross margins and an increase in ROTC compared with the same period last year. Company management estimates that foreign currency translation increased net earnings by approximately 1 cent per share in the quarter and six months.

     Review of Operating Segments
     Presented below is a summary of sales and operating profit by segment for the three and six months ended January 31, 2007 and January 31, 2006:

	Three Months Ended		Six Months Ended
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2007	2006	2007	2006
SALES:
Life Sciences	$211,935	$187,867	$404,937	$356,814
Industrial	332,995	290,569	639,281	552,784

Total	$544,930	$478,436	$1,044,218	$909,598

OPERATING PROFIT (a):
Life Sciences	$37,036	$27,549	$66,224	$50,116
Industrial	48,373	34,146	81,662	60,927

Total operating profit	85,409	61,695	147,886	111,043
General corporate expenses	(10,330)	(9,216)	(20,317)	(19,349)

Earnings before ROTC, interest expense, net and income taxes (b)	75,079	52,479	127,569	91,694
ROTC (b)	1,559	(3,931)	(15,956)	(4,192)
Interest expense, net	(4,848)	(5,642)	(10,634)	(11,381)

Earnings before income taxes	$71,790	$42,906	$100,979	$76,121

(a)	Operating profit for the three and six months ended January 31, 2006 has been restated in accordance with the Company’s new organizational structure including the aforementioned changes in certain internal segment financial reporting principles.

(b)	Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales. For the three and six months ended January 31, 2007, such adjustments include incremental depreciation and other adjustments of $1,523 and $1,950, respectively recorded in conjunction with the Company’s facilities rationalization initiative. Furthermore, such adjustments include a charge of $566 for the quarter and six months ended January 31, 2007 and $195 and $506 for the quarter and six months ended January 31, 2006, respectively, related to a one-time purchase accounting adjustment to record, at market value, inventory acquired from BioSepra. This resulted in a $2,431 increase in acquired inventories in accordance with SFAS No. 141, Business Combinations, (“SFAS No. 141”) and a charge to cost of sales in the periods when the sale of a portion of the underlying inventory occurred. The adjustment is excluded from operating profit as management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold.
     Life Sciences:
     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the three and six months ended January 31, 2007 and January 31, 2006:

	Three Months Ended		Six Months Ended
	Jan. 31, 2007	Jan. 31, 2006	Jan. 31, 2007	Jan. 31, 2006
Sales	$211,935	$187,867	$404,937	$356,814
Cost of Sales	105,921	95,265	203,697	181,835

Gross Margin	106,014	92,602	201,240	174,979
% of sales	50.0	49.3	49.7	49.0
SG&A	61,136	56,356	119,528	109,352
Research & development	7,842	8,697	15,488	15,511

Operating Profit	$37,036	$27,549	$66,224	$50,116

% of sales	17.5	14.7	16.4	14.0

     The tables below present sales by market and geography within the Life Sciences segment for the three and six months ended January 31, 2007 and January 31, 2006, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
Three Months Ended	Jan. 31, 2007	Jan. 31, 2006	Change	Difference	Currency
By Market
Medical	$119,605	$107,310	11.5	$4,072	7.7
BioPharmaceuticals	92,330	80,557	14.6	4,716	8.8

Total Life Sciences	$211,935	$187,867	12.8	$8,788	8.1

By Geography
Western Hemisphere	$89,441	$86,335	3.6	$6	3.6
Europe	95,249	76,047	25.3	8,139	14.6
Asia	27,245	25,485	6.9	643	4.4

Total Life Sciences	$211,935	$187,867	12.8	$8,788	8.1

					%
				Exchange	Change in
			%	Rate	Local
Six Months Ended	Jan. 31, 2007	Jan. 31, 2006	Change	Difference	Currency
By Market
Medical	$223,117	$202,457	10.2	$5,423	7.5
BioPharmaceuticals	181,820	154,357	17.8	6,697	13.5

Total Life Sciences	$404,937	$356,814	13.5	$12,120	10.1

By Geography
Western Hemisphere	$173,637	$162,416	6.9	$108	6.8
Europe	179,921	145,628	23.6	11,699	15.5
Asia	51,379	48,770	5.4	313	4.7

Total Life Sciences	$404,937	$356,814	13.5	$12,120	10.1

     Life Sciences segment sales increased 8.1% and 10.1% in the quarter and six months respectively, compared to the same periods of fiscal year 2006. Overall pricing was flat in the quarter and six months, however, the Company achieved increased pricing in the BioPharmaceuticals market. Life Sciences represented approximately 39% of total sales in the quarter and six months on par with the same periods last year.
     Within Life Sciences, Medical sales, which represented about 55% of Life Sciences sales, increased 7.7% and 7.5% in the quarter and six months, respectively, driven by growth in the Blood Filtration, Hospital and BioSciences markets. The increase in Blood Filtration sales in the quarter and six months was driven by the Western Hemisphere, reflecting Acrodose™ product sales to independent blood centers in the U.S. as well as increased sales in Canada, and by Europe, reflecting increased sales to service the U.K. and Eastern European blood markets. The growth in the Hospital market in the quarter and six months reflects high demand for critical care products primarily in Europe and Asia. The increase in the Biosciences market in the quarter was driven by growth in Laboratory sales in all geographies. Sales in Europe benefited from higher shipments to the Company’s distribution partner VWR, while growth in Asia was driven by proteomic sample preparation.
     BioPharmaceuticals sales increased 8.8% in the quarter driven by growth in consumables in Europe and Asia and growth in systems sales in the Western Hemisphere and Europe. BioPharmaceuticals sales increased 13.5% in the six months driven by growth in consumables and systems in all geographies. The growth in consumables (+6.6% in the quarter and +11.2% in the six months) was driven by the vaccine and large-scale biotechnology sectors, particularly, capsules and single use processing technologies. The growth in systems sales (+64.5% in the quarter and +58.6% in the six months) reflects the continuing investment by the biotechnology sector and vaccines.
     Life Sciences gross margins in the quarter increased to 50.0% from 49.3% last year. For the six months, Life Sciences gross margins increased to 49.7% from 49% last year. The increases in gross margin reflect increased pricing in BioPharmaceuticals, favorable product mix, including sales of higher margin BioPharmaceticals products, improved overhead absorption, such as in the Life Sciences plant in Europe that services the growing European blood market, and savings generated from cost reduction programs.

     SG&A expenses in the quarter were 28.8% as a percentage of sales, having reduced from 30.0% last year. For the six months, SG&A expenses as a percentage of sales decreased 1.1% to 29.5%. The decrease in SG&A as a percentage of sales reflects the benefit of the Company’s cost reduction programs and the impact of the growth in sales.
     As a result of the above factors, operating profit dollars in the quarter increased approximately 34% to $37,036 and operating margin improved to 17.5% from 14.7%. For the six months, operating profit dollars increased approximately 32% to $66,224 and operating margin improved to 16.4%.
     Industrial:
     Presented below are Summary Statements of Operating Profit for the Industrial segment for the three and six months ended January 31, 2007 and January 31, 2006:

	Three Months Ended		Six Months Ended
	Jan. 31, 2007	Jan. 31, 2006	Jan. 31, 2007	Jan. 31, 2006
Sales	$332,995	$290,569	$639,281	$552,784
Cost of Sales	180,450	157,158	357,863	299,762

Gross Margin	152,545	133,411	281,418	253,022
% of sales	45.8	45.9	44.0	45.8
SG&A	96,737	93,564	185,733	180,142
Research & development	7,435	5,701	14,023	11,953

Operating Profit	$48,373	$34,146	$81,662	$60,927

% of sales	14.5	11.8	12.8	11.0
     The tables below present sales by market and geography within the Industrial segment for the three and six months ended January 31, 2007 and January 31, 2006, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
Three Months Ended	Jan. 31, 2007	Jan. 31, 2006	Change	Difference	Currency
By Market
General Industrial (a)	$196,975	$171,876	14.6	$9,114	9.3
Aerospace and Transportation (a)	60,735	56,563	7.4	2,583	2.8
Microelectronics	75,285	62,130	21.2	2,141	17.7

Total Industrial	$332,995	$290,569	14.6	$13,838	9.8

By Geography
Western Hemisphere	$96,949	$91,498	6.0	$(9)	6.0
Europe	131,687	112,150	17.4	11,150	7.5
Asia	104,359	86,921	20.1	2,697	17.0

Total Industrial	$332,995	$290,569	14.6	$13,838	9.8

					%
				Exchange	Change in
			%	Rate	Local
Six Months Ended	Jan. 31, 2007	Jan. 31, 2006	Change	Difference	Currency
By Market
General Industrial (a)	$372,048	$325,547	14.3	$12,938	10.3
Aerospace and Transportation (a)	121,067	111,699	8.4	3,713	5.1
Microelectronics	146,166	115,538	26.5	2,686	24.2

Total Industrial	$639,281	$552,784	15.7	$19,337	12.2

By Geography
Western Hemisphere	$185,915	$170,052	9.3	$245	9.2
Europe	251,120	214,257	17.2	16,121	9.7
Asia	202,246	168,475	20.1	2,971	18.3

Total Industrial	$639,281	$552,784	15.7	$19,337	12.2

(a)	In conjunction with the reorganization, in the first quarter of fiscal year 2007, the Industrial sales and marketing group was reorganized such that a portion of the commercial OEM business (approximately $50,000 in annual sales) previously tended to by, and reported in, the General Industrial market is now tended to by, and reported in, a realigned market called Aerospace & Transportation. Sales for fiscal year 2006 have been restated to reflect this change.
     Industrial segment sales grew 9.8% and 12.2% in the quarter and six months, respectively, with all markets contributing to this gain. Overall, pricing was flat in the quarter and six months, however, the Company achieved increased pricing in the General Industrial market. Industrial systems sales increased 33.8% in the quarter (+45.9% in the six months), primarily in the General Industrial market, and consumables grew 6.8% (+8.4% in the six months) with the most significant growth seen in Microelectronics. Industrial represented approximately 61% of total sales in the quarter and six months on par with the same periods of fiscal year 2006.
     Within the Industrial segment, General Industrial market sales, which account for about 60% of the Industrial segment, were up 9.3% and 10.3% in the quarter and six months, respectively, compared with the same periods in fiscal year 2006. The growth in General Industrial in the quarter primarily reflects strong systems sales into the energy-related marketplace in the Western Hemisphere and in the Municipal Water market in all geographies. For the six months, the growth in General Industrial primarily reflects increased systems sales into the energy-related marketplace and Municipal Water market in all geographies. The growth in systems sales to the energy-related marketplace reflects continued investment by customers in additional capacity via new plants, as well as the need to address environmental issues. Key drivers in Municipal Water sales growth include water scarcity and government regulations. The backlog in this market reflects the significant growth in orders, which have increased double-digits in six out of the past eight quarters. Food and Beverage sales increased in the low-single digit range in both the quarter and six months as strong growth in Asia was partly offset by the effects of systems product rationalization, particularly in Europe. Sales in the Industrial Manufacturing market were flat in the quarter and up in the mid-single digit range in the six months.
     Aerospace and Transportation sales increased 2.8% in the quarter reflecting strong growth in OEM sales (primarily Europe) partly offset by flat sales in the Commercial aftermarket and Military markets. The comparison of Commercial sales reflects the impact of the sale of the Company’s Western Hemisphere commercial aerospace distribution arm to Satair in December 2005. This transaction included the sale of substantial inventory that will not repeat. Double-digit growth in Commercial sales in Europe (+64%) offset the majority of the decline in the Western Hemisphere. For the six months, Aerospace and Transportation sales increased 5.1% primarily attributable to strong military sales in the Western Hemisphere related to CH-47 helicopters. The growth in military sales was partly offset by a decline in commercial sales related to the sale of the Company’s Western Hemisphere commercial aerospace distribution arm as discussed above.
     Microelectronics sales were up 17.7% and 24.2% in the quarter and six months, respectively, as the Company continues to benefit from the strength in the OEM consumer electronics market, particularly in the flat panel display area, as well as integrated circuit production for the recent launch of wireless gaming consoles. Furthermore, sales growth has also benefited from increased demand in the hard disk storage and ink jet printer markets. By geography, both Europe and Asia exhibited double-digit growth in the quarter, while the Western Hemisphere posted mid-single digit growth. For the six months, all geographies achieved double-digit growth in this market compared with the same period in fiscal year 2006. Based upon various market indicators, Company management is expecting a slowdown in growth over the second half of fiscal year 2007.

     Industrial gross margin in the quarter was 45.8% compared to 45.9% last year. Cost of sales, as a percentage of sales stabilized despite the significant increase in systems sales, which are typically at lower margins. The stabilization of cost of sales in the quarter reflects the impact of improved profitability on systems and the rationalization of unprofitable products as discussed in the consolidated cost of sales review above. Furthermore, the Company’s manufacturing cost reduction programs, such as lean initiatives have favorably impacted cost of sales. These factors largely offset the negative impact of product mix in the quarter. For the six months, Industrial gross margin decreased to 44% from 45.8% last year reflecting the significant growth in systems sales partly offset by the factors discussed above.
     SG&A expenses in the quarter improved to 29.1% as a percentage of sales from 32.2% last year. For the six months, SG&A expenses improved to 29.1% as a percentage of sales from 32.6%. The improvement in SG&A as a percentage of sales reflects the impact of cost reduction programs, particularly EuroPall, and the benefit of increased sales, particularly in markets like Microelectronics that require minimal incremental SG&A.
     As a result of the above factors, operating profit dollars in the quarter increased about 42% to $48,373 and operating margin improved to 14.5% from 11.8%. For the six months, operating profit dollars increased about 34% to $81,662 and operating margin improved to 12.8% from 11%.
Liquidity and Capital Resources
     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $597,200, a turnover ratio of 3.7 at January 31, 2007 as compared with $591,400, a turnover ratio of 3.4 at July 31, 2006. As compared to January 31, 2006, non-cash working capital increased $22,300. Accounts receivable days sales outstanding (“DSO”) improved by 2 days to 78 days, as compared to 80 days in the second quarter of fiscal year 2006. Inventory turns for the four quarters ended January 31, 2007 were 2.7 as compared to 2.6 for the four quarters ended January 31, 2006.
     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at January 31, 2007 to those at July 31, 2006, the British Pound and the Euro have strengthened against the U.S. dollar, while the Japanese Yen has weakened against the U.S. dollar. The effect of foreign exchange increased non-cash working capital by $5,405, including net inventory, net accounts receivable and other current assets by $4,871, $3,746 and $1,574, respectively, as compared to July 31, 2006. Additionally, foreign exchange increased accounts payable and other current liabilities by $4,540 and income tax payable by $246.
     Net cash provided by operating activities in the first six months of fiscal year 2007 was $148,875, an increase of $23,855, or 19.1% as compared with the six months ended January 31, 2006. The increase in cash flow reflects increased net earnings, an improvement in DSO, as well as changes in working capital items, particularly inventories. These increases were partly offset by the impact of the Satair transaction which positively impacted cash flow in the six months ended January 31, 2006.
     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $116,665 in the first six months of fiscal year 2007, as compared with $72,999 in the same period last year. The increase in free cash flow reflects the factors discussed above and a lower level of capital expenditures. Company management believes this measure is important because it is a key element of its planning. The Company utilizes free cash flow, which is a non-GAAP measure, as one way to measure its current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	Six Months	Six Months
	Ended Jan. 31, 2007	Ended Jan. 31, 2006
Net cash provided by operating activities	$148,875	$125,020
Less capital expenditures	32,210	52,021

Free cash flow	$116,665	$72,999

     Overall, net debt (debt net of cash and cash equivalents), as a percentage of total capitalization (net debt plus equity), was 16.2% at January 31, 2007 as compared to 24.7% at July 31, 2006. Net debt decreased by approximately $142,300 compared with July 31, 2006 primarily reflecting an increase in cash and cash equivalents of $26,500 and a reduction in gross debt of $122,400. The impact of foreign exchange rates increased net debt by about $6,600. Company management considers its existing lines of credit, along with the cash generated from operations, to be sufficient to meet its short-term liquidity needs. The Company was in compliance with all financial covenants of its various debt agreements as of January 31, 2007.

     Capital expenditures were $32,210 for the first six months of fiscal year 2007 ($18,381 expended in the current quarter). Depreciation expense was $21,539 and $42,777 in the quarter and six months, respectively. Amortization expense was $2,109 and $4,199 in the quarter and six months, respectively. In fiscal year 2007, capital expenditures are expected to be less than $110,000. Depreciation and amortization expense are expected to total approximately $100,000.
     On October 17, 2003, the Board of Directors (the “Board”) authorized the expenditure of $200,000 to repurchase shares of the Company’s common stock and on October 14, 2004, authorized an additional expenditure of $200,000 to repurchase shares. At July 31, 2006, there was $160,027 available to be expended under these authorizations. On November 15, 2006, the Board authorized an additional expenditure of $250,000 to repurchase shares. The Company repurchased stock of $5,750 and $100,727 in the first six months of fiscal year 2006 and the fiscal year ended July 31, 2006, respectively. In the first six months of fiscal year 2007, the Company repurchased stock of $11,800 leaving $398,227 remaining at January 31, 2007 of the $650,000 authorized. Net proceeds from stock plans were $24,840 in the first six months of fiscal year 2007.
     The Company increased its quarterly dividend by 9%, from 11 to 12 cents per share, effective with the dividend declared on January 11, 2007 following the increase to 11 cents from 10 cents per share effective with the dividend declared on January 19, 2006. In the first six months of fiscal year 2007, the Company paid dividends of $26,885, an increase of 8% compared to the same period last year, reflecting the increase in the quarterly dividend of 1 cent, to 11 cents partly offset by a reduction in shares outstanding due to Company buybacks.
Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is evaluating the likelihood of recognition and the second step is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN No. 48 is effective for the Company beginning in fiscal year 2008, with earlier adoption permitted. The Company is in the process of assessing the effect FIN No. 48 may have on its consolidated financial statements.
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. If the effect of the initial adoption is determined to be material, the cumulative effect may be reported as an adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. The guidance is applicable for the Company’s fiscal year ending July 31, 2007. The Company is in the process of assessing the effect SAB No. 108 may have on its consolidated financial statements.
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
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 106, and 132 (R) (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 is effective as of July 31, 2007. Based upon the July 31, 2006 balance sheet and pension disclosures, the impact of adopting SFAS No. 158 is estimated to be an increase in liabilities of $18,000, a decrease in assets of $24,000 and a pretax decrease in accumulated other comprehensive income of $42,000.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure specified financial instruments and certain other items at fair value with changes in fair value recognized in earnings each reporting period. SFAS No. 159 is effective for the Company beginning with fiscal year 2009. The Company is in the process of assessing the effect SFAS No. 159 may have on its consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     During the period from the Company’s fiscal 2006 year end (July 31, 2006) to the end of the Company’s second quarter of fiscal year 2007 (January 31, 2007), there was no material change in the market risk information previously reported in Item 7A of the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES.
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.
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
     Except for the preceding change, there was no change in the Company’s internal control over financial reporting during the first six months of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
(In thousands)
     The Company’s condensed consolidated balance sheet at January 31, 2007 contains a reserve for environmental liabilities of approximately $19,520 that relates primarily to the items discussed below. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.
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
     As part of the Agreement, the City has committed to cooperate with continuing Gelman’s cleanup efforts and exchange relevant information and documents. The cooperation framework established under the Settlement Agreement should facilitate a better working relationship with the City and a more cost efficient cleanup program. The state court entered a Stipulated Order of Dismissal on December 4, 2006.

     On August 10, 2005, the City filed a lawsuit against Gelman under the Federal Superfund Statute (“CERCLA”) seeking in this matter essentially the same relief it is seeking in the above-described state court action. As noted above, this lawsuit was resolved as part of the November 20, 2006 Settlement Agreement. The federal district court entered a Stipulated Order of Dismissal on December 5, 2006.
     A local resident and the City filed petitions for a contested case on November 26, 2005 and November 30, 2005, respectively. The petitions challenged various aspects of the discharge permit issued to Gelman by the State on September 30, 2005. The petitions commenced an administrative adjudicative hearing, which can result in changes to the discharge permit. Company management does not believe there is substantive merit to the claims made in either petition. As noted above, the City’s petition was resolved under the November 20, 2006 Settlement Agreement. The local resident’s petition was resolved under a February 2, 2007 Settlement Agreement. Pursuant to those Agreements the Administrative Law Judge entered an Order of Dismissal regarding these matters on February 21, 2007.
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
     A Remedial Action Plan (“RAP”) was submitted in June 2004. Final approval of the RAP was received on August 26, 2006. Pursuant to the approved RAP, the Company began active remediation on the property. On March 31, 2006, the FDEP requested that the Company investigate the off-site migration of contaminants. Off-site contamination has been identified and the FDEP was notified. Pursuant to January 30, 2007 discussions with the FDEP, the Company agreed to installation of additional monitoring wells and continues to investigate the extent of off-site contamination, and vertical delineation of on-site contamination.
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
     In March 2004, the NYSDEC has finalized the Record of Decision (“ROD”) for the shallow and intermediate groundwater zone termed OU-1, and the Company has signed an Order on Consent for OU-1 effective July 5, 2004. This Order requires the Company to prepare a Remedial Design/Remedial Action (“RD/RA”) Work Plan to address groundwater conditions at the Glen Cove facility.
     The Company completed a pilot test involving the injection of a chemical oxidant into on-site groundwater, and on May 31, 2006, submitted a report to NYSDEC entitled “In-Situ Chemical Oxidation Phase II Pilot Test and Source Evaluation Report” (the “Report”). Data demonstrated that, in general, the pilot test successfully reduced contaminant levels. However, the data from monitoring wells along the site’s boundary at Sea Cliff Avenue indicate that the hydraulic controls installed on the upgradient Photocircuits Corporation (“Photocircuits”) site are not effective and contaminated groundwater continues to migrate in the 25 to 60 foot zone from that site. On July 31, 2006, the Company received comments from NYSDEC on the Report. On September 27, 2006, the Company submitted responses to the NYSDEC comments. On November 16, 2006, the Company met with the NYSDEC representatives to discuss the Report and the impact of the continued migration of contaminated groundwater from the upgradient Photocircuits site onto the Glen Cove facility. On January 26, 2007, the Company submitted a draft conceptual remedial design document for the Glen Cove facility to NYSDEC for its technical review.

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
Hauppauge, New York:
     On December 3, 2004, a third-party action was commenced against the Company in the United States District Court for the Eastern District of New York in connection with groundwater contamination. In the primary action, plaintiff Anwar Chitayat (“Chitayat” or the “plaintiff”) seeks recovery against defendants Vanderbilt Associates and Walter Gross for environmental costs allegedly incurred, and to be incurred, in connection with the disposal of hazardous substances from property located in Hauppauge, New York (the “Site”). The Site is a property located in the same industrial park as a Company facility. Vanderbilt Associates is the prior owner of the property and Walter Gross was a partner in Vanderbilt Associates. Walter Gross died in May 2005, and in August 2005, following the issuance of letters testamentary, Barbara Gross was substituted as a third-party plaintiff. Barbara Gross claims that the Company is responsible for releasing hazardous substances into the soil and groundwater at its property, which then migrated to the Site. Barbara Gross seeks indemnification and contribution under Section 113 of CERCLA from third-party defendants, including the Company, in the event she is liable to Chitayat.
     Chitayat alleges that prior to 1985, Vanderbilt Associates leased the Site to Sands Textiles Finishers, Inc. for textile manufacturing and dry cleaning. Chitayat alleges that hazardous substances were disposed at the Site during the time period that Walter Gross and Vanderbilt Associates owned and/or operated the Site, which migrated from the Site to surrounding areas. Chitayat alleges that in August 1998, he entered into a Consent Order with the NYSDEC which resulted in NYSDEC investigating the Site and developing a remediation plan, and required Chitayat to reimburse the State via a periodic payment plan. Chitayat alleges that the total response costs will exceed $3,000, and that he has incurred more than $500 in costs to date.
     In 2005, the plaintiff moved to amend his complaint to add a claim for contribution under Section 113 of CERCLA against the Company, and the Company opposed the proposed amendment. In March 2006, the Court terminated the plaintiff’s motion to amend, and plaintiff has not renewed his motion. As a result, the only claim asserted against the Company is by Barbara Gross.
     The NYSDEC has designated two operable units (“OUs”) associated with the Site. OU-1 relates to the “on-site” contamination at 90, 100 and 110 Oser Avenue, and represents the geographic area which Chitayat alleges will result in response costs in excess of $3,000. OU-2 relates to off-site groundwater contamination migrating away from the Site. In January 2006, the NYSDEC issued a ROD selecting a remedial program for OU-2 which is projected to cost approximately $4,500 to implement.
     Fact discovery in the case was completed in January 2006. Experts for plaintiff, Barbara Gross, Vanderbilt Associates and the Company served expert reports in March and April 2006, and expert discovery was concluded in May 2006. There is a dispute among the experts as to whether contaminants from the Company’s facility have contributed to cleanup costs at the Site and, if so, to what extent. In September 2006, the Court established a briefing schedule for all parties to submit summary judgment motions, and for Barbara Gross and the Company to make motions to strike certain expert testimony. Third-party defendants, including the Company, filed motions for summary judgment on October 6, 2006. The Company also filed motions to strike certain expert testimony. Plaintiff filed opposition papers with the Court on November 6, 2006, and the moving third-party defendants, including the Company, filed reply papers on November 20, 2006. The motions are now fully briefed and awaiting disposition by the Court.

ITEM 1A. RISK FACTORS.
     During the period from the Company’s fiscal 2006 year end (July 31, 2006) to the end of the Company’s second fiscal quarter (January 31, 2007) there was no material change in the risk factors previously reported in Item 1A of the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2006. This report contains certain forward-looking statements which reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These statements are subject to risks and uncertainties, which could cause actual results to differ materially. For a description of these risks see Forward-Looking Statements and Risk Factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs (1)
November 1, 2006 to November 30, 2006	263	$31.39	263	$398,227
December 1, 2006 to December 31, 2006	—	—	—	$398,227
January 1, 2007 to January 31, 2007	—	—	—	$398,227

Total	263	$31.39	263

(1)	On October 17, 2003, the Board of Directors (the “Board”) authorized the expenditure of $200,000 to repurchase shares of the Company’s common stock and on October 14, 2004, authorized an additional expenditure of $200,000 to repurchase shares. At July 31, 2006, there was $160,027 available to be expended under these authorizations. On November 15, 2006, the Board authorized an additional expenditure of $250,000 to repurchase shares. During the three and six months ended January 31, 2007, the Company purchased 263 and 375 shares, respectively, in open-market transactions at an aggregate cost of $8,247 and $11,800, respectively, with an average price per share of $31.39 and $31.50, respectively. At January 31, 2007, approximately $398,227 remained available to be expended under the current stock repurchase programs. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The Annual Meeting of Shareholders of the Company was held on November 15, 2006.

(b)	Not required. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s director nominees as listed in the proxy statement, and all of management’s nominees were elected.

(c)	The matters voted upon and the results of the voting were as follows:

Proposal I – Election of Directors
Holders of 108,020,970 shares of common stock voted either in person or by proxy for the election of five directors. The number of votes cast for each nominee were as indicated below:

		Total vote
	Total vote for	withheld for
Director	each director	each director
Daniel J. Carroll, Jr.	107,058,688	962,282
Eric Krasnoff	105,849,657	2,171,313
Dennis N. Longstreet	107,063,239	957,731
Edward L. Snyder	106,958,614	1,062,356
James D. Watson	105,971,167	2,049,803
Directors whose term of office continue past the Annual Meeting of Shareholders are: John H. F. Haskell, Jr.; Katharine L. Plourde; Heywood Shelley; Edward Travaglianti; Ulric S. Haynes, Jr.; and Edwin W. Martin, Jr.
Proposal II – Declassify the Election of Directors
The proposal was approved as follows:

Shares For	Shares Against	Abstain
105,460,865	471,031	2,089,074
Proposal III – Ratify the Appointment of KPMG LLP as Independent Registered Public Accounting Firm for Fiscal Year 2007
The proposal was approved as follows:

Shares For	Shares Against	Abstain
106,075,027	1,224,147	721,796
(d)	Not applicable.
ITEM 6. EXHIBITS.
See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation
March 9, 2007	/s/ LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer and Treasurer

/s/ FRANCIS MOSCHELLA
Francis Moschella
Vice President – Corporate Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	Bylaws of the Registrant, as amended on November 15, 2006, filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on November 20, 2006.

10*	Letter Agreement, as amended, dated December 11, 2006 between the Registrant and Marcus Wilson summarizing the terms of the termination of employment of Mr. Wilson, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated herein by reference.

†	Exhibit filed herewith.