Form 10-Q
period 2007-04-30
PALL CORP
filed 2007-06-08
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of the registrant’s common stock outstanding as of June 4, 2007 was 122,597,865.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Apr. 30, 2007	July 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$364,672	$317,657
Accounts receivable	512,673	517,632
Inventories	473,418	408,273
Prepaid expenses	35,100	25,259
Other current assets	108,539	108,160

Total current assets	1,494,402	1,376,981
Property, plant and equipment, net	584,440	620,979
Goodwill	246,837	246,476
Intangible assets	48,955	51,477
Other non-current assets	254,062	256,945

Total assets	$2,628,696	$2,552,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$45,037	$35,821
Accounts payable and other current liabilities	442,049	399,950
Income taxes payable	51,610	67,484
Current portion of long-term debt	26,630	27,561

Total current liabilities	565,326	530,816
Long-term debt, net of current portion	540,499	640,015
Deferred taxes and other non-current liabilities	214,472	203,331

Total liabilities	1,320,297	1,374,162

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	153,562	137,165
Retained earnings	1,244,505	1,151,044
Treasury stock, at cost	(161,290)	(156,775)
Stock option loans	(678)	(1,311)
Accumulated other comprehensive income (loss):
Foreign currency translation	129,745	107,133
Minimum pension liability	(73,084)	(73,084)
Unrealized investment gains	2,910	1,949
Unrealized losses on derivatives	(67)	(221)

	59,504	35,777

Total stockholders’ equity	1,308,399	1,178,696

Total liabilities and stockholders’ equity	$2,628,696	$2,552,858

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Apr. 30, 2007	Apr. 30, 2006	Apr. 30, 2007	Apr. 30, 2006

Net sales	$559,347	$509,981	$1,603,565	$1,419,579
Cost of sales	282,227	271,388	846,303	753,491

Gross profit	277,120	238,593	757,262	666,088

Selling, general and administrative expenses	167,677	157,407	493,255	466,250
Research and development	15,656	14,511	45,167	41,975
Restructuring and other charges/(gains), net	8,620	7,313	22,060	10,999
Interest expense, net	4,260	5,091	14,894	16,472

Earnings before income taxes	80,907	54,271	181,886	130,392
Provision for income taxes	13,833	29,082	34,575	47,657

Net earnings	$67,074	$25,189	$147,311	$82,735

Earnings per share:
Basic	$0.54	$0.20	$1.20	$0.66
Diluted	$0.54	$0.20	$1.18	$0.66

Dividends declared per share	$0.12	$0.11	$0.35	$0.32

Average shares outstanding:
Basic	123,399	125,614	123,110	125,243
Diluted	124,781	126,581	124,662	126,121
See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	Apr. 30, 2007	Apr. 30, 2006

Operating activities:
Net cash provided by operating activities	$213,554	$151,667

Investing activities:
Capital expenditures	(54,086)	(72,784)
Proceeds from sale of retirement benefit assets	18,965	26,769
Purchases of retirement benefit assets	(18,397)	(44,844)
Proceeds from sale of strategic investments	—	7,387
Disposals of long lived assets	44,609	6,564
Acquisitions of businesses, net of disposals and cash acquired	(406)	(75)
Other	(3,810)	(2,140)

Net cash used by investing activities	(13,125)	(79,123)

Financing activities:
Notes payable	6,474	2,247
Dividends paid	(41,521)	(38,611)
Net proceeds from stock plans	36,612	26,795
Purchase of treasury stock	(51,016)	(5,750)
Long-term borrowings	627	139
Repayments of long-term debt	(116,903)	(21,331)
Excess tax benefits from stock-based compensation arrangements	4,794	723

Net cash used by financing activities	(160,933)	(35,788)

Cash flow for period	39,496	36,756
Cash and cash equivalents at beginning of year	317,657	164,928
Effect of exchange rate changes on cash and cash equivalents	7,519	5,675

Cash and cash equivalents at end of period	$364,672	$207,359

Supplemental disclosures:
Interest paid	$30,478	$25,790
Income taxes paid (net of refunds)	41,630	45,294
Non-cash transactions:
Note receivable	—	2,539
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
     Segment operating profit for fiscal year 2006 has been restated to conform to the current year presentation. Refer to Note 13 for further discussion.
NOTE 2 — ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net earnings the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 is that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 was effective for the Company beginning with its first quarter of fiscal year 2007. The adoption of SFAS No. 154 did not have a material impact on the Company’s condensed consolidated financial statements.
     In June 2006, the EITF reached a consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). EITF No. 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The Company adopted EITF No. 06-3 in the third quarter of fiscal year 2007. The Company will continue to present taxes within the scope of EITF No. 06-3 on a net basis. As such, the adoption of EITF No. 06-3 did not have any effect on the Company’s consolidated financial statements.
NOTE 3 — BALANCE SHEET DETAILS
     The following tables provide details of selected balance sheet items:

	Apr. 30, 2007	July 31, 2006
Accounts receivable:
Billed	$479,275	$483,205
Unbilled	45,725	46,329

Total	525,000	529,534
Less: Allowances for doubtful accounts	(12,327)	(11,902)

	$512,673	$517,632

Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Apr. 30, 2007	July 31, 2006
Inventories:
Raw materials and components	$138,862	$130,731
Work-in-process	87,843	66,259
Finished goods	246,713	211,283

	$473,418	$408,273

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Apr. 30, 2007	July 31, 2006
Property, plant and equipment:
Property, plant and equipment	$1,339,173	$1,341,906
Less: Accumulated depreciation and amortization	(754,733)	(720,927)

	$584,440	$620,979

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
     The following table presents goodwill, net of accumulated amortization recorded prior to adopting SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), allocated by reportable segment, in accordance with SFAS No. 142. For a discussion regarding a change in the Company’s reportable segments, refer to Note 13.

	Apr. 30, 2007	July 31, 2006
Life Sciences	$69,326	$67,554
Industrial	177,511	178,922

	$246,837	$246,476

     The change in the carrying amount of goodwill is primarily attributable to additional consideration paid related to a prior acquisition in India, as well as changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date partially offset by the reversal of certain tax allowances.
     Intangible assets, net, consist of the following:

	Apr. 30, 2007
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$81,802	$35,558	$46,244
Trademarks	4,781	2,575	2,206
Other	3,372	2,867	505

	$89,955	$41,000	$48,955

	July 31, 2006
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$78,579	$30,232	$48,347
Trademarks	4,648	2,261	2,387
Other	3,361	2,618	743

	$86,588	$35,111	$51,477

     Amortization expense for intangible assets for the three and nine months ended April 30, 2007 was $2,038 and $6,101, respectively. Amortization expense for intangible assets for the three and nine months ended April 30, 2006 was $1,935 and $6,337, respectively. Amortization expense is estimated to be approximately $2,057 for the remainder of fiscal 2007, $7,195 in 2008, $6,484 in 2009, $6,247 in 2010, $6,034 in 2011 and $5,797 in 2012.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 5 — TREASURY STOCK
     On October 17, 2003, the Board of Directors (the “Board”) authorized the expenditure of $200,000 to repurchase shares of the Company’s common stock and on October 14, 2004, authorized an additional expenditure of $200,000 to repurchase shares. At July 31, 2006, there was $160,027 available to be expended under these authorizations. On November 15, 2006, the Board authorized an additional expenditure of $250,000 to repurchase shares. During the nine months ended April 30, 2007, the Company purchased 1,356 shares in open-market transactions at an aggregate cost of $51,016 with an average price per share of $37.63. At April 30, 2007, approximately $359,011 remained available to be expended under the current stock repurchase programs. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.
     During the nine months ended April 30, 2007, 1,714 shares were issued under the Company’s stock-based compensation plans. At April 30, 2007, the Company held 5,441 treasury shares.
NOTE 6 — CONTINGENCIES AND COMMITMENTS
     The Company’s condensed consolidated balance sheet at April 30, 2007 includes liabilities for environmental matters of approximately $18,729, which relates primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.
NOTE 7 — RESTRUCTURING AND OTHER CHARGES/(GAINS), NET
     The following tables summarize the restructuring and other charges/(gains) (“ROTC”) recorded for the three and nine months ended April 30, 2007 and April 30, 2006:

	Three Months Ended Apr. 30, 2007			Nine Months Ended Apr. 30, 2007
		Other			Other
	Restructuring (1)	Charges/(Gains) (2)	Total	Restructuring (1)	Charges/(Gains) (2)	Total
Severance	$5,411	$—	$5,411	$20,136	$—	$20,136
Gain on sale and impairment of assets, net	1,898	—	1,898	(3,216)	—	(3,216)
Other exit costs	1,245	—	1,245	2,066	—	2,066
Environmental matters (2a)	—	200	200	—	2,761	2,761
Other	—	(4)	(4)	1,117	971	2,088

	$8,554	$196	$8,750	$20,103	$3,732	$23,835
Reversal of excess reserves	(130)	—	(130)	(1,775)	—	(1,775)

	$8,424	$196	$8,620	$18,328	$3,732	$22,060

Cash	$6,526	$196	$6,722	$13,181	$3,732	$16,913
Non-cash	1,898	—	1,898	5,147	—	5,147

	$8,424	$196	$8,620	$18,328	$3,732	$22,060

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended Apr. 30, 2006			Nine Months Ended Apr. 30, 2006
		Other			Other
	Restructuring (1)	Charges/(Gains) (2)	Total	Restructuring (1)	Charges/(Gains) (2)	Total
Severance	$6,580	$—	$6,580	$11,181	$—	$11,181
Other exit costs	164	—	164	2,528	—	2,528
Gain on sale of investments (2b)	—	—	—	—	(2,200)	(2,200)
Loss on sale of assets	6	—	6	57	—	57
Environmental (2a)	—	793	793	—	793	793
Other	—	60	60	—	(59)	(59)

	$6,750	$853	$7,603	$13,766	$(1,466)	$12,300
Reversal of excess reserves	(290)	—	(290)	(1,301)	—	(1,301)

	$6,460	$853	$7,313	$12,465	$(1,466)	$10,999

Cash	$6,454	$853	$7,307	$12,181	$(1,342)	$10,839
Non-cash	6	—	6	284	(124)	160

	$6,460	$853	$7,313	$12,465	$(1,466)	$10,999

(1)	Restructuring:
     In connection with the acquisition of the Filtration and Separations Group (“FSG”) in fiscal year 2002, Company management began formulating integration plans and identifying synergistic opportunities. The study led to a much broader initiative to examine the overall structure of the Company and the manner in which it conducted business activities with the objective of increasing revenue growth and achieving cost reduction. This resulted in a series of restructuring activities that have been ongoing since that time, including the realignment of the overall business structure as described in Note 13, which commenced at the end of fiscal year 2004, and the Company’s facilities rationalization initiative and European cost reduction (“EuroPall”) initiative, which commenced in fiscal year 2006.
     Three and Nine Months Ended April 30, 2006:
•	The Company continued its realignment plan and cost reduction initiatives, including its facilities rationalization and EuroPall initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.
     Three and Nine Months Ended April 30, 2007:
•	The Company continued its cost reduction initiatives, including its facilities rationalization and EuroPall initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.

•	In the three months and nine months ended April 30, 2007, the Company recorded impairment charges of $1,898 and $7,670, respectively related to the planned disposal of buildings and the early retirement of certain long-lived assets, as part of the Company’s facilities rationalization initiative. The nine months ended April 30, 2007, also includes a gain on the sale of the Company’s corporate headquarters of $10,886 which was recorded in the three months ended January 31, 2007.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2007, 2006 and 2005:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total

2007
Original charge (a)	$19,379	$2,066	$21,445
Utilized	(3,786)	(1,169)	(4,955)
Other changes (b)	573	7	580

Balance at Apr. 30, 2007	$16,166	$904	$17,070

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (b)	182	9	191

Balance at July 31, 2006	6,296	152	6,448
Utilized	(2,238)	(93)	(2,331)
Reversal of excess reserves (c)	(1,031)	(31)	(1,062)
Other changes (b)	116	2	118

Balance at Apr. 30, 2007	$3,143	$30	$3,173

2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (b)	(86)	4	(82)

Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (c)	(1,905)	(96)	(2,001)
Other changes (b)	57	3	60

Balance at July 31, 2006	3,915	13	3,928
Utilized	(2,280)	—	(2,280)
Reversal of excess reserves (c)	(713)	—	(713)
Other changes (b)	30	1	31

Balance at Apr. 30, 2007	$952	$14	$966

(a)	Excludes $757 related to pension liabilities.

(b)	Other changes primarily reflect translation impact.

(c)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2005 and 2006.
(2)	Other Charges/(Gains):
(a)	Environmental Matters:
In the three months ended April 30, 2006, the Company recorded additional charges of $793 to increase its previously established environmental reserves primarily related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
In the three and nine months ended April 30, 2007, the Company recorded additional charges of $200 and $2,761, respectively, to increase its previously established environmental reserves primarily related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida.
(b)	Investments:
In August 2005, the Company sold all of the 617.5 shares it held of Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc., for total proceeds aggregating $6,783. The cost basis at the time of the sale, as adjusted by previous impairment charges, was $4,940. As a result, the Company recorded a gain of $1,806, net of fees and commissions, in the three months ended October 31, 2005.
On January 13, 2006, the Company sold its stock rights in Satair for total proceeds aggregating $641. The cost basis of the rights at the time of the sale was $247. As a result, the Company recorded a gain of $394 in the three months ended January 31, 2006.
NOTE 8 — PROVISION FOR INCOME TAXES
     The Company’s effective tax rate for the nine months ended April 30, 2007 and 2006 was 19.0% and 36.5%. The decrease in the effective tax rate was primarily due to the refinement of prior estimates of income tax liabilities, including amounts relating to the repatriation of foreign subsidiary earnings, as well as the availability of research credits in both the United States of America and the United Kingdom. In addition, the Company recorded tax expense of $17,000 during the nine months ended April 30, 2006 related to the tax effect of the repatriation of foreign subsidiary earnings.
     The Company’s effective tax rate may change year to year based on recurring factors such as the geographical mix of income in tax jurisdictions that have a broad range of enacted tax rates, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income and the implementation of various global tax strategies, as well as nonrecurring factors.
NOTE 9 — COMPONENTS OF NET PERIODIC PENSION COST
     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2007	2006	2007	2006	2007	2006

Service cost	$1,952	$1,877	$909	$1,667	$2,861	$3,544
Interest cost	2,759	2,367	4,126	3,345	6,885	5,712
Expected return on plan assets	(2,125)	(1,572)	(3,280)	(2,642)	(5,405)	(4,214)
Amortization of prior service cost	275	238	154	109	429	347
Amortization of net transition asset	(10)	(10)	—	—	(10)	(10)
Recognized actuarial loss	578	715	2,174	1,955	2,752	2,670
Loss due to curtailments and settlements	—	—	—	317	—	317

Net periodic benefit cost	$3,429	$3,615	$4,083	$4,751	$7,512	$8,366

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2007	2006	2007	2006	2007	2006

Service cost	$5,856	$5,633	$2,711	$5,883	$8,567	$11,516
Interest cost	8,279	7,103	12,153	9,843	20,432	16,946
Expected return on plan assets	(6,373)	(4,716)	(9,669)	(7,648)	(16,042)	(12,364)
Amortization of prior service cost	825	714	458	339	1,283	1,053
Amortization of net transition asset	(32)	(32)	—	—	(32)	(32)
Recognized actuarial loss	1,736	2,143	6,404	5,937	8,140	8,080
Loss due to curtailments and settlements	—	—	—	317	—	317

Net periodic benefit cost	$10,291	$10,845	$12,057	$14,671	$22,348	$25,516

NOTE 10 — STOCK-BASED PAYMENT
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
     The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and nine months ended April 30, 2007 and April 30, 2006 are illustrated in the table below.

	Three Months Ended		Nine Months Ended
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2007	2006	2007	2006
Stock options	$795	$1,496	$3,203	$4,517
Restricted stock units	1,016	650	3,840	1,703
ESPP	1,376	590	2,136	1,563
MSPP	461	316	1,763	986

Total	$3,648	$3,052	$10,942	$8,769

     The following table illustrates the income tax effects related to stock-based compensation.

	Three Months Ended		Nine Months Ended
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2007	2006	2007	2006
Excess tax benefit in cash flows from financing activities	$1,875	$415	$4,794	$723
Tax benefit recognized related to total stock-based compensation expense	406	556	1,824	1,576
Actual tax benefit realized for tax deductions from option exercises of stock-based payment arrangements	1,965	1,669	6,340	3,462

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     A summary of option activity for all stock option plans during the nine months ended April 30, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at August 1, 2006	3,794	$21.39
Granted	3	26.59
Exercised	(196)	19.39
Forfeited or Expired	(31)	21.16

Outstanding at October 31, 2006	3,570	21.50	5.7	$27,553
Granted	310	34.03
Exercised	(572)	18.17
Forfeited or Expired	(14)	20.93

Outstanding at January 31, 2007	3,294	23.26	5.5	$37,878
Granted	—	—
Exercised	(359)	19.66
Forfeited or Expired	(1)	23.78

Outstanding at April 30, 2007	2,934	$23.70	5.2	$53,559

Expected to vest at April 30, 2007	945	$29.76	6.0	$11,514

Exercisable at April 30, 2007	1,942	$20.65	4.9	$41,363

     As of April 30, 2007, there was $5,988 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years. The total intrinsic value of options exercised during the three and nine months ended April 30, 2007 was $6,637 and $17,808, respectively. The total intrinsic value of options exercised during the three and nine months ended April 30, 2006 was $3,758 and $6,952, respectively.
     The following weighted average assumptions were used in estimating the fair value of stock options granted during the nine months ended April 30, 2007 and April 30, 2006 (there were no stock options granted during the three months ended April 30, 2007 and April 30, 2006):

	Nine Months Ended
	Apr. 30, 2007	Apr. 30, 2006
Average fair value of stock-based compensation awards granted	$8.84	$7.43
Valuation assumptions:
Expected dividend yield	1.9%	1.9%
Expected volatility	26.0%	27.0%
Expected life (years)	5.0	5.0
Risk-free interest rate	4.7%	4.3%
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over a four year period for matches made thereafter. Such restricted units aggregated 799 and 715 as of April 30, 2007 and April 30, 2006, respectively. As of April 30, 2007, there was $4,589 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 2.9 years.
     The following is a summary of MSPP activity during the three and nine months ended April 30, 2007 and April 30, 2006:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2007	Apr. 30, 2006	Apr. 30, 2007	Apr. 30, 2006
Deferred compensation and cash contributions	$—	$—	$2,967	$3,165
Fair value of restricted stock units vested	$102	$—	$257	$497
Vested units distributed	1	—	75	58
     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. A total of 264 and 265 shares were issued under the ESPP during the semi-annual stock purchase periods ended April 30, 2007 and April 30, 2006, respectively. A total of 233 and 207 shares were issued under the ESPP during the semi-annual stock purchase periods ended October 31, 2006 and October 31, 2005, respectively.
     A summary of restricted stock unit activity, related to employees, for the 2005 Stock Plan during the nine months ended April 30, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at August 1, 2006	513	$28.15
Granted	2	26.59
Vested	—	—
Forfeited	(9)	28.73

Nonvested at October 31, 2006	506	28.14
Granted	65	34.07
Vested	—	—
Forfeited	(5)	28.11

Nonvested at January 31, 2007	566	28.81
Granted	—	—
Vested	(1)	28.98
Forfeited	(3)	28.64

Nonvested at April 30, 2007	562	$28.81

     As of April 30, 2007, there was $10,977 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 2.9 years.
     No annual award units of restricted stock were granted to non-employee directors of the Company during the three months ended April 30, 2007. Non-employee directors of the Company were granted 19 annual award units of restricted stock during the nine months ended April 30, 2007, with a weighted-average fair market value of $33.65 per share.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.
NOTE 11 — EARNINGS PER SHARE
     The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and units aggregating 290 and 725 shares were not included in the computation of diluted shares for the three months ended April 30, 2007 and April 30, 2006, respectively, because their effect would have been antidilutive. For the nine months ended April 30, 2007 and April 30, 2006, 721 and 845 antidilutive shares were excluded. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2007	Apr. 30, 2006	Apr. 30, 2007	Apr. 30, 2006
Basic shares outstanding	123,399	125,614	123,110	125,243
Effect of stock plans	1,382	967	1,552	878

Diluted shares outstanding	124,781	126,581	124,662	126,121

NOTE 12 — COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	Apr. 30, 2007	Apr. 30, 2006	Apr. 30, 2007	Apr. 30, 2006
Net income	$67,074	$25,189	$147,311	$82,735

Unrealized translation adjustment	13,539	19,045	20,783	25,440
Income taxes	1,661	519	1,829	159

Unrealized translation adjustment, net	15,200	19,564	22,612	25,599

Change in unrealized investment gains	427	33	2,528	2,099
Income taxes	(150)	—	(1,567)	—

Change in unrealized investment gains, net	277	33	961	2,099

Unrealized gains (losses) on derivatives	117	(97)	127	(302)
Income taxes	7	(17)	27	(30)

Unrealized gains (losses) on derivatives, net	124	(114)	154	(332)

Total comprehensive income	$82,675	$44,672	$171,038	$110,101

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     Unrealized investment gains on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2007	Apr. 30, 2006	Apr. 30, 2007	Apr. 30, 2006
Unrealized gains arising during the period	$427	$33	$2,209	$3,905
Income taxes	(150)	—	(1,567)	—

Net unrealized gains arising during the period	277	33	642	3,905
Reclassification adjustment for losses (gains) included in net earnings	—	—	319	(1,806)

Change in unrealized investment gains, net	$277	$33	$961	$2,099

NOTE 13 — SEGMENT INFORMATION
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The following table presents sales and operating profit by segment for the three and nine months ended April 30, 2007 and April 30, 2006.

	Three Months Ended		Nine Months Ended
	Apr. 30, 2007	Apr. 30, 2006	Apr. 30, 2007	Apr. 30, 2006
SALES:
Life Sciences	$229,044	$205,937	$633,981	$562,751
Industrial	330,303	304,044	969,584	856,828

Total	$559,347	$509,981	$1,603,565	$1,419,579

OPERATING PROFIT (a):
Life Sciences	$50,121	$40,968	$116,345	$91,084
Industrial	54,246	36,408	135,908	97,335

Total operating profit	104,367	77,376	252,253	188,419
General corporate expenses	(10,203)	(10,368)	(30,520)	(29,717)

Earnings before ROTC, interest expense, net and income taxes (b)	94,164	67,008	221,733	158,702
ROTC (b)	(8,997)	(7,646)	(24,953)	(11,838)
Interest expense, net	(4,260)	(5,091)	(14,894)	(16,472)

Earnings before income taxes	$80,907	$54,271	$181,886	$130,392

(a)	Operating profit for the three and nine months ended April 30, 2006 has been restated in accordance with the Company’s new organizational structure including the aforementioned changes in certain internal segment financial reporting principles.

(b)	Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales. For the three and nine months ended April 30, 2007, such adjustments include incremental depreciation and other adjustments of $377 and $2,893, respectively, recorded in conjunction with the Company’s facilities rationalization initiative. Furthermore, such adjustments include a charge of $566 for the nine months ended April 30, 2007 and $333 and $839 for the three and nine months ended April 30, 2006, respectively, related to a one-time purchase accounting adjustment to record, at market value, inventory acquired from BioSepra. This resulted in a $2,431 increase in acquired inventories in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and a charge to cost of sales in the periods when the sale of a portion of the underlying inventory occurred. The adjustment is excluded from operating profit as management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold.

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

Results of Operations
Review of Consolidated Results
     Sales in the quarter increased 9.7% to $559,347 from $509,981 in the third quarter of fiscal year 2006. For the nine months, sales increased 13.0%, to $1,603,565. Exchange rates increased reported sales by $22,350 and $53,807 in the quarter and nine months, respectively, primarily due to the weakening of the U.S. dollar against the Euro, the British Pound and various Asian currencies, partly offset by the strengthening of the U.S. dollar against the Japanese Yen. In local currency (i.e., had exchange rates not changed year over year), sales increased 5.3% and 9.2% in the quarter and nine months, respectively. Increased pricing and volume in both Life Sciences and Industrial in the quarter contributed about 0.8% and 4.5% to sales growth, respectively. Overall, pricing was flat in the nine months.
     Life Sciences segment sales increased 6.6% and 8.8% (in local currency) in the quarter and nine months, respectively, attributable to growth in both the BioPharmaceuticals and Medical markets. Industrial segment sales increased 4.4% and 9.4% (in local currency) in the quarter and nine months, respectively. All markets in Industrial contributed to the growth in the quarter and nine months. Growth was particularly strong in the Microelectronics market in the nine months (+17.2%), however, there was a slow-down in growth in the quarter (+5.5%) as anticipated. Systems sales decreased 8.6% in the quarter, however, increased 23.4% in the nine months driven by strong sales in the General Industrial market. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.
     Gross margin, as a percentage of sales, was 49.5% in the quarter compared to 46.8% in the third quarter of fiscal year 2006. Approximately half of the 270 basis point improvement is attributable to a 0.8% overall increase in pricing, driven by both businesses, and cost savings net of certain incremental costs described below, realized from the facilities rationalization initiative. The facilities rationalization initiative has been progressing throughout fiscal year 2007. In the nine months ended April 30, 2007, the Company completed the outsourcing and closure of two plants in Germany and has also announced the closure of a plant in Waldstetten, Germany and a plant in Ternay, France.
     Additionally, cost of sales has been favorably impacted by the Company’s many manufacturing continuous improvement initiatives including lean initiatives to improve labor productivity (and therefore reduce labor cost) and cost reduction initiatives focused on procurement improvements to reduce direct material and freight costs and movement of certain activities to lower cost countries to also reduce labor costs. In addition, initiatives to improve the profitability of systems sales included product rationalization of less profitable systems. These factors are partly offset by the impact of incremental costs related to the facilities rationalization initiative that include incremental depreciation (on assets to be retired earlier than originally estimated) and training.
     For the nine months, gross margin, as a percentage of sales, increased to 47.2% from 46.9% in the same period last year reflecting the factors discussed above with the exception of pricing which was flat in the nine months, partly offset by the impact of the significant growth in systems sales, which typically have lower margins than consumables. In the fourth quarter of fiscal year 2007, Company management expects increased sales and the impact of its cost reduction initiatives to be partly offset by the negative impact of the anticipated higher volume of systems sales, as a percentage of total sales, some of which were ordered prior to the product rationalization of less profitable systems previously discussed to contribute to the stabilization of gross margin for the full fiscal year.
     Selling, general and administrative (“SG&A”) expenses in the quarter increased by $10,270, or about 7%. As a percentage of sales, SG&A expenses decreased to 30% from 30.9% in the third quarter of fiscal year 2006 reflecting cost controls combined with increasing sales. For the nine months, SG&A expenses increased by $27,005, or about 6%, and as a percentage of sales, SG&A expenses decreased to 30.8% from 32.8% in the same period last year reflecting the same factors discussed above. The Company continued to make progress on a major initiative, begun in fiscal year 2006, to optimize its European operations (“EuroPall”) with the objective of delivering improvements in profitability. In the quarter, the Company launched the equivalent of this program in the Western Hemisphere (“AmeriPall”). Based on these factors, Company management is expecting SG&A expenses, as a percentage of sales, to decrease approximately 130-150 basis points for the full fiscal year 2007.
     Research and development expenses were $15,656 in the quarter compared to $14,511 in the third quarter of fiscal year 2006. As a percentage of sales, research and development expenses were 2.8%, on par with the same period last year. For the nine months, research and development expenses were $45,167, or 2.8% of sales, compared to $41,975, or 3% of sales in the same period last year. Company management expects research and development expenses to be slightly under 3% of sales for the full fiscal year 2007.

     In the third quarter of fiscal year 2007, the Company recorded restructuring and other charges (“ROTC”) of $8,620 primarily related to the Company’s on-going cost reduction initiatives (including its facilities rationalization and EuroPall initiatives). The ROTC in the quarter was primarily comprised of severance liabilities, impairment charges related to the planned disposal of buildings and early retirement of certain long-lived assets, and other costs in connection with such initiatives. Additionally, the charges in the quarter include an increase to previously established environmental reserves. Such charges were partly offset by the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal years 2005 and 2006. In the first nine months of fiscal year 2007, the Company recorded ROTC of $22,060 primarily related to the Company’s on-going cost reduction initiatives. The charges in the nine months were primarily comprised of severance liabilities and impairment charges as discussed above. Additionally, the charges in the nine months include an increase to previously established environmental reserves. Such charges were partly offset by the gain on the sale of the Company’s corporate headquarters and the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal years 2005 and 2006.
     In the third quarter and nine months of fiscal year 2006, the Company recorded ROTC of $7,313 and $10,999, respectively, primarily comprised of severance and other costs in connection with the Company’s divisional realignment, and on-going cost reduction initiatives (including its facilities rationalization and EuroPall initiatives), partly offset by the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal year 2005. In addition, ROTC in the quarter and nine months of fiscal year 2006 includes an increase in previously established environmental reserves primarily related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida. ROTC in the nine months of fiscal year 2006 also includes a gain on the sale of the Company’s stock rights in Satair, which was recorded in the second quarter of fiscal year 2006, as well as a gain on the sale of the Company’s investment in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc., that was recorded in the first quarter of fiscal year 2006.
     The details of ROTC for the quarter and nine months ended April 30, 2007 and April 30, 2006 can be found in Note 7 accompanying the condensed consolidated financial statements. The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2007, 2006 and 2005:

		Lease
		Termination
		Liabilities
	Severance	& Other	Total
2007
Original charge (a)	$19,379	$2,066	$21,445
Utilized	(3,786)	(1,169)	(4,955)
Other changes (b)	573	7	580

Balance at Apr. 30, 2007	$16,166	$904	$17,070

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (b)	182	9	191

Balance at July 31, 2006	6,296	152	6,448
Utilized	(2,238)	(93)	(2,331)
Reversal of excess reserves (c)	(1,031)	(31)	(1,062)
Other changes (b)	116	2	118

Balance at Apr. 30, 2007	$3,143	$30	$3,173

		Lease
		Termination
		Liabilities
	Severance	& Other	Total
2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (b)	(86)	4	(82)

Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (c)	(1,905)	(96)	(2,001)
Other changes (b)	57	3	60

Balance at July 31, 2006	3,915	13	3,928
Utilized	(2,280)	—	(2,280)
Reversal of excess reserves (c)	(713)	—	(713)
Other changes (b)	30	1	31

Balance at Apr. 30, 2007	$952	$14	$966

(a)	Excludes $757 related to pension liabilities.

(b)	Other changes primarily reflect translation impact.

(c)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2005 and 2006.
     Net interest expense in the quarter was $4,260 compared to $5,091 in the same period last year. For the nine months, net interest expense was $14,894 compared to $16,472 in the same period last year. The decrease in net interest expense was attributable to a reduction in average net debt levels as compared to the same periods last year. In addition, a slight decrease in interest rates, due to the movement of debt to lower interest rate countries in the fourth quarter of fiscal year 2006, also contributed to the decline in net interest expense in the quarter and nine months. Company management expects net interest expense for the full fiscal year 2007 to decrease approximately $3,000 - $3,500 compared to fiscal year 2006.
     The underlying tax rate (i.e., the tax rate on earnings before income taxes, excluding restructuring and other charges/discrete items) was about 24.8% for the nine months, compared with 24% in the same period in fiscal year 2006. Company management expects that its underlying tax rate for the full fiscal year 2007 will be between 24-25%. For more detail regarding the Company’s provision for income taxes, refer to Note 8 accompanying the condensed consolidated financial statements.
     Net earnings in the quarter were $67,074, or 54 cents per share, compared with net earnings of $25,189, or 20 cents per share, in the third quarter of fiscal year 2006. Net earnings in nine months were $147,311, or $1.18 per share, compared with net earnings of $82,735, or 66 cents per share in the nine months of fiscal year 2006. In summary, the increase in net earnings in the quarter and nine months reflects sales growth, including increased pricing in the quarter (pricing in the nine months was flat), and an improvement in cost of sales and SG&A as a percentage of sales, primarily driven by cost reduction initiatives. Furthermore, the comparison of net earnings to the same periods last year reflects a one-time charge in provision for income taxes of $17,000 in the third quarter and nine months of fiscal year 2006 representing the tax effect of repatriation of foreign subsidiary earnings. These factors were partly offset by an increase in ROTC related to the Company’s cost reduction initiatives compared to the same periods last year. Company management estimates that foreign currency translation increased net earnings by approximately 1 cent per share in the quarter and 2 cents per share in the nine months.

     Review of Operating Segments
     The following table presents sales and operating profit by segment for the three and nine months ended April 30, 2007 and April 30, 2006.

	Three Months Ended		Nine Months Ended
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2007	2006	2007	2006
SALES:
Life Sciences	$229,044	$205,937	$633,981	$562,751
Industrial	330,303	304,044	969,584	856,828

Total	$559,347	$509,981	$1,603,565	$1,419,579

OPERATING PROFIT (a):
Life Sciences	$50,121	$40,968	$116,345	$91,084
Industrial	54,246	36,408	135,908	97,335

Total operating profit	104,367	77,376	252,253	188,419
General corporate expenses	(10,203)	(10,368)	(30,520)	(29,717)

Earnings before ROTC, interest expense, net and income taxes (b)	94,164	67,008	221,733	158,702
ROTC (b)	(8,997)	(7,646)	(24,953)	(11,838)
Interest expense, net	(4,260)	(5,091)	(14,894)	(16,472)

Earnings before income taxes	$80,907	$54,271	$181,886	$130,392

(a)	Operating profit for the three and nine months ended April 30, 2006 has been restated in accordance with the Company’s new organizational structure including the aforementioned changes in certain internal segment financial reporting principles.

(b)	Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales. For the three and nine months ended April 30, 2007, such adjustments include incremental depreciation and other adjustments of $377 and $2,893, respectively, recorded in conjunction with the Company’s facilities rationalization initiative. Furthermore, such adjustments include a charge of $566 for the nine months ended April 30, 2007 and $333 and $839 for the quarter and nine months ended April 30, 2006, respectively, related to a one-time purchase accounting adjustment to record, at market value, inventory acquired from BioSepra. This resulted in a $2,431 increase in acquired inventories in accordance with SFAS No. 141, Business Combinations, (“SFAS No. 141”) and a charge to cost of sales in the periods when the sale of a portion of the underlying inventory occurred. The adjustment is excluded from operating profit as management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold.

     Life Sciences:
     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the three and nine months ended April 30, 2007 and April 30, 2006:

	Three Months Ended		Nine Months Ended
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2007	2006	2007	2006
Sales	$229,044	$205,937	$633,981	$562,751
Cost of sales	106,994	103,185	310,691	285,020

Gross margin	122,050	102,752	323,290	277,731
% of sales	53.3	49.9	51.0	49.4
SG&A	63,369	54,159	182,897	163,511
Research and development	8,560	7,625	24,048	23,136

Operating profit	$50,121	$40,968	$116,345	$91,084

% of sales	21.9	19.9	18.4	16.2

     The tables below present sales by market and geography within the Life Sciences segment for the three and nine months ended April 30, 2007 and April 30, 2006, including the effect of exchange rates for comparative purposes.

				Exchange	%
			%	Rate	Change in Local
Three Months Ended	Apr. 30, 2007	Apr. 30, 2006	Change	Difference	Currency

By Market
Medical	$121,934	$112,737	8.2	$4,195	4.4
BioPharmaceuticals	107,110	93,200	14.9	5,371	9.2

Total Life Sciences	$229,044	$205,937	11.2	$9,566	6.6

By Geography
Western Hemisphere	$97,419	$91,691	6.3	$(7)	6.3
Europe	102,934	86,096	19.6	8,916	9.2
Asia	28,691	28,150	1.9	657	(0.4)

Total Life Sciences	$229,044	$205,937	11.2	$9,566	6.6

				Exchange	%
			%	Rate	Change in Local
Nine Months Ended	Apr. 30, 2007	Apr. 30, 2006	Change	Difference	Currency

By Market
Medical	$345,051	$315,194	9.5	$9,618	6.4
BioPharmaceuticals	288,930	247,557	16.7	12,068	11.8

Total Life Sciences	$633,981	$562,751	12.7	$21,686	8.8

By Geography
Western Hemisphere	$271,056	$254,107	6.7	$101	6.6
Europe	282,855	231,724	22.1	20,615	13.2
Asia	80,070	76,920	4.1	970	2.8

Total Life Sciences	$633,981	$562,751	12.7	$21,686	8.8

     Life Sciences segment sales increased 6.6% and 8.8% in the quarter and nine months, respectively, compared to the same periods of fiscal year 2006. Overall, increased pricing, primarily in the BioPharmaceuticals market, contributed about 1% to sales growth in the quarter. Pricing was flat in the nine months as increases in the BioPharmaceuticals market were offset by a decrease in Medical. Life Sciences represented approximately 41% of total sales in the quarter compared with 40% in the same period last year. For the nine months, Life Sciences represented approximately 40%, on par with the same period last year.
     Within Life Sciences, Medical sales, which represented approximately one-half of Life Sciences sales, increased 4.4% and 6.4% in the quarter and nine months, respectively, driven by growth in the Blood Filtration, Hospital and BioSciences markets. The increase in Blood Filtration sales in the quarter and nine months was driven by the Western Hemisphere, reflecting vented whole blood filter and Acrodose™ product sales to independent blood centers in the U.S., as well as increased sales in Canada, and by Europe, primarily reflecting increased sales to the U.K. blood markets. This was partly offset by decreased sales in Japan. As Japan transitions from bedside filtration to blood centers, the Company’s sales to hospitals have decreased while the Company is in the process of qualifying its blood filters with blood centers. Blood Filtration sales may also fluctuate over time due to increased or reduced volume on contract renewals. Certain of our significant Western Hemisphere based blood center contracts are due to expire in fiscal 2008. If such contracts are not renewed, or renewed at lower pricing or volume levels, it may have an adverse impact on our Blood Filtration sales. The growth in the Hospital market in the quarter and nine months primarily reflects high demand for critical care products in Europe. The increase in the BioSciences market in the quarter and nine months was driven by growth in Laboratory sales in all geographies.

     BioPharmaceuticals sales increased 9.2% in the quarter driven by growth in consumables in all geographies partly offset by a decline in systems sales. For the nine months, BioPharmaceuticals sales increased 11.8% driven by growth in consumables in all geographies and in systems sales in Europe and Asia. The growth in consumables (+13.0% in the quarter and +11.8% in the nine months) was driven by the vaccine and large-scale biotechnology sectors, particularly, capsules and single use processing technologies. The growth in systems sales in the nine months reflects the continuing investment by the biotechnology sector and vaccines.
     Life Sciences gross margins in the quarter increased to 53.3% from 49.9% last year. For the nine months, Life Sciences gross margins increased to 51% from 49.4% last year. The improvement in gross margins in the quarter and nine months was principally driven by savings generated from cost reduction initiatives, primarily the benefits of reduced labor costs from plant automation and utilization of labor in lower cost countries (primarily reflecting the significant movement of blood-bank related manufacturing operations to Mexico), as well as procurement initiatives, quality initiatives reducing scrap levels and increased pricing in the BioPharmaceuticals market.
     SG&A expenses in the quarter were 27.7% as a percentage of sales compared with 26.3% last year. For the nine months, SG&A expenses as a percentage of sales decreased to 28.8% from 29.1% last year. The decrease in SG&A as a percentage of sales in the nine months reflects the benefit of the Company’s cost reduction programs and the impact of the growth in sales.
     As a result of the above factors, operating profit dollars in the quarter increased approximately 22% to $50,121 and operating margin improved to 21.9% from 19.9%. For the nine months, operating profit dollars increased approximately 28% to $116,345 and operating margin improved to 18.4%.
Industrial:
     Presented below are Summary Statements of Operating Profit for the Industrial segment for the three and nine months ended April 30, 2007 and April 30, 2006:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2007	Apr. 30, 2006	Apr. 30, 2007	Apr. 30, 2006
Sales	$330,303	$304,044	$969,584	$856,828
Cost of sales	174,856	167,870	532,719	467,632

Gross margin	155,447	136,174	436,865	389,196
% of sales	47.1	44.8	45.1	45.4
SG&A	94,105	92,880	279,838	273,022
Research and development	7,096	6,886	21,119	18,839

Operating profit	$54,246	$36,408	$135,908	$97,335

% of sales	16.4	12.0	14.0	11.4
     The tables below present sales by market and geography within the Industrial segment for the three and nine months ended April 30, 2007 and April 30, 2006, including the effect of exchange rates for comparative purposes.

				Exchange	%
			%	Rate	Change in Local
Three Months Ended	Apr. 30, 2007	Apr. 30, 2006	Change	Difference	Currency

By Market
General Industrial (a)	$193,231	$176,043	9.8	$8,496	4.9
Aerospace and Transportation (a)	62,417	58,524	6.7	2,923	1.7
Microelectronics	74,655	69,477	7.5	1,365	5.5

Total Industrial	$330,303	$304,044	8.6	$12,784	4.4

By Geography
Western Hemisphere	$93,811	$94,147	(0.4)	$(6)	(0.4)
Europe	128,279	114,683	11.9	11,210	2.1
Asia	108,213	95,214	13.7	1,580	12.0

Total Industrial	$330,303	$304,044	8.6	$12,784	4.4

				Exchange	%
			%	Rate	Change in Local
Nine Months Ended	Apr. 30, 2007	Apr. 30, 2006	Change	Difference	Currency

By Market
General Industrial (a)	$565,279	$501,590	12.7	$21,434	8.4
Aerospace and Transportation (a)	183,484	170,223	7.8	6,636	3.9
Microelectronics	220,821	185,015	19.4	4,051	17.2

Total Industrial	$969,584	$856,828	13.2	$32,121	9.4

By Geography
Western Hemisphere	$279,726	$264,199	5.9	$239	5.8
Europe	379,399	328,940	15.3	27,331	7.0
Asia	310,459	263,689	17.7	4,551	16.0

Total Industrial	$969,584	$856,828	13.2	$32,121	9.4

(a)	In conjunction with the reorganization, in the first quarter of fiscal year 2007, the Industrial sales and marketing group was reorganized such that a portion of the commercial OEM business (approximately $50,000 in annual sales) previously tended to by, and reported in, the General Industrial market is now tended to by, and reported in, a realigned market called Aerospace & Transportation. Sales for fiscal year 2006 have been restated to reflect this change.
     Industrial segment sales grew 4.4% and 9.4% in the quarter and nine months, respectively, with all markets contributing to this gain. Overall, increased pricing, contributed about 1% to sales growth in the quarter primarily driven by the General Industrial and Microelectronics markets. For the nine months, overall pricing was flat. Industrial systems sales declined 3.9% in the quarter. For the nine months, systems sales increased 25.2% primarily driven by the General Industrial market. Industrial consumables sales grew 5.8% (+7.5% in the nine months). Industrial represented approximately 59% of total sales in the quarter compared with 60% in the same period last year. For the nine months, Industrial represented approximately 60% of total sales, on par with the same period last year.
     Within the Industrial segment, General Industrial market sales, which account for about 60% of the Industrial segment, were up 4.9% and 8.4% in the quarter and nine months, respectively, compared with the same periods in fiscal year 2006. The growth in General Industrial in the quarter and nine months was primarily driven by increased consumables and systems sales into the energy-related marketplace. All geographies contributed to the growth in systems sales to the energy-related marketplace in the quarter and nine months, while the growth in consumable sales was driven by the Western Hemisphere and Asia (consumable sales in Europe were down in the quarter, but increased in the nine months). Municipal water sales were down in the quarter due to the lumpiness of this large-project oriented market particularly in the Western Hemisphere, while sales increased in the low double-digit range in the nine months primarily driven by growth in Europe and Asia. The growth in systems sales to the energy-related marketplace reflects continued investment by customers in additional capacity via new plants, as well as the need to address environmental issues. Key drivers in Municipal Water sales growth include water scarcity and government regulations. The backlog in this market reflects the significant growth in orders, which have experienced double-digit growth in six out of the past eight quarters. Food and Beverage sales were down in the quarter (low double-digit range) and nine months (low single-digit range) reflecting a decline in systems sales, partly related to the product rationalization of less profitable systems, particularly in Europe. Sales in the Industrial Manufacturing market were up in the low double-digit range in the quarter and increased in the mid-single digit range in the nine months.
     Aerospace and Transportation sales increased 1.7% in the quarter reflecting strong growth in OEM sales (primarily Europe and to a lesser extent Asia) partly offset by a decrease in sales in the Commercial aftermarket (all geographies). Sales in the Military markets were flat as growth in the Western Hemisphere and Asia was offset by a decline in Europe. For the nine months, Aerospace and Transportation sales increased 3.9% primarily attributable to growth in military sales in the Western Hemisphere related to CH-47 helicopters as well as increased OEM sales (all geographies). The growth in military and OEM sales was partly offset by a decline in commercial sales related to the sale of the Company’s Western Hemisphere commercial aerospace distribution arm to Satair in December 2005. This transaction included the one-time sale of substantial inventory.

     Microelectronics sales were up 5.5% in the quarter as double-digit growth in Europe and mid-single digit growth in Asia was partly offset by a mid-single digit decline in the Western Hemisphere. The decline in the Western Hemisphere reflects a slowdown in the semiconductor side of the industry in North America. For the nine months, Microelectronics sales were up 17.2% with all geographies achieving double-digit growth compared with the same period in fiscal year 2006. Growth in this market was driven by the strength in the OEM consumer electronics market, particularly in the flat panel display area, as well as integrated circuit production for the recent launch of wireless gaming consoles. Furthermore, sales growth has also benefited from increased demand in the hard disk storage and ink jet printer markets. Based upon various market indicators, Company management is expecting a slow-down in sales growth in the fourth quarter of fiscal year 2007 and into fiscal year 2008 due to cyclical weakness in the industry.
     Industrial gross margins in the quarter increased to 47.1% from 44.8% last year. The improvement in gross margins in the quarter reflects the impact of improved profitability of systems sales, increased pricing in the General Industrial and Microelectronics markets, and the product rationalization of less profitable systems as discussed in the consolidated cost of sales review above. Furthermore, the Company’s manufacturing cost reduction programs, such as procurement and lean initiatives, have favorably impacted gross margins. For the nine months, Industrial gross margins decreased to 45.1% from 45.4% last year reflecting the significant growth in systems sales, which are typically at lower margins, partly offset by the factors discussed above.
     SG&A expenses in the quarter improved to 28.5% as a percentage of sales from 30.5% last year. For the nine months, SG&A expenses improved to 28.9% as a percentage of sales from 31.9%. The improvement in SG&A as a percentage of sales reflects the impact of cost reduction programs, particularly EuroPall, and the benefit of increased sales, particularly in the Microelectronics market, which require minimal incremental SG&A.
     As a result of the above factors, operating profit dollars in the quarter increased 49% to $54,246 and operating margin improved to 16.4% from 12.0%. For the nine months, operating profit dollars increased about 40% to $135,908 and operating margin improved to 14% from 11.4%.
Liquidity and Capital Resources
     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $635,600, a turnover ratio of 3.7 at April 30, 2007 as compared with $591,400, a turnover ratio of 3.4 at July 31, 2006. As compared to April 30, 2006, non-cash working capital increased $33,600. Accounts receivable days sales outstanding (“DSO”) was 80 days as compared to 78 days in the third quarter of fiscal year 2006. Inventory turns for the four quarters ended April 30, 2007 were 2.7 as compared to 2.6 for the four quarters ended April 30, 2006.
     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at April 30, 2007 to those at July 31, 2006, the British Pound and the Euro have strengthened against the U.S. dollar, while the Japanese Yen has weakened against the U.S. dollar. The effect of foreign exchange increased non-cash working capital by $19,031, including net inventory, net accounts receivable and other current assets by $13,484, $16,702 and $3,741, respectively, as compared to July 31, 2006. Additionally, foreign exchange increased accounts payable and other current liabilities by $14,223 and income tax payable by $673.
     Net cash provided by operating activities in the first nine months of fiscal year 2007 was $213,554, an increase of $61,887, or approximately 41% as compared with the nine months ended April 30, 2006. The increase in cash flow reflects increased net earnings as well as changes in working capital items, particularly inventories and income taxes payable. These increases were partly offset by the impact of the Satair transaction which positively impacted cash flow in the nine months ended April 30, 2006.
     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $159,468 in the first nine months of fiscal year 2007, as compared with $78,883 in the same period last year. The increase in free cash flow reflects the increase in cash provided by operating activities as discussed above and a lower level of capital expenditures. Company management believes this measure is important because it is a key element of its planning. The Company utilizes free cash flow, which is a non-GAAP measure, as one way to measure its current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	Nine Months	Nine Months
	Ended Apr. 30, 2007	Ended Apr. 30, 2006
Net cash provided by operating activities	$213,554	$151,667
Less capital expenditures	54,086	72,784

Free cash flow	$159,468	$78,883

     Overall, net debt (debt net of cash and cash equivalents), as a percentage of total capitalization (net debt plus equity), was 15.9% at April 30, 2007 as compared to 24.7% at July 31, 2006. Net debt decreased by approximately $138,200 compared with July 31, 2006 primarily reflecting an increase in cash and cash equivalents of $39,000 and a reduction in gross debt of $110,700. The impact of foreign exchange rates increased net debt by about $11,500. Company management considers its existing lines of credit, along with the cash generated from operations, to be sufficient to meet its short-term liquidity needs. The Company was in compliance with all financial covenants of its various debt agreements as of April 30, 2007.
     Capital expenditures were $54,086 for the first nine months of fiscal year 2007 ($21,876 expended in the current quarter). Depreciation expense was $21,124 and $63,901 in the quarter and nine months, respectively. Amortization expense was $2,095 and $6,294 in the quarter and nine months, respectively. In fiscal year 2007, capital expenditures are expected to be less than $110,000. Depreciation and amortization expense are expected to total approximately $100,000.
     On October 17, 2003, the Board of Directors (the “Board”) authorized the expenditure of $200,000 to repurchase shares of the Company’s common stock and on October 14, 2004, authorized an additional expenditure of $200,000 to repurchase shares. At July 31, 2006, there was $160,027 available to be expended under these authorizations. On November 15, 2006, the Board authorized an additional expenditure of $250,000 to repurchase shares. The Company repurchased stock of $5,750 and $100,727 in the first nine months of fiscal year 2006 and the fiscal year ended July 31, 2006, respectively. In the first nine months of fiscal year 2007, the Company repurchased stock of $51,016 leaving $359,011 remaining at April 30, 2007 of the $650,000 authorized. Net proceeds from stock plans were $36,612 in the first nine months of fiscal year 2007.
     The Company increased its quarterly dividend by 9%, from 11 to 12 cents per share, effective with the dividend declared on January 11, 2007, following an increase to 11 cents from 10 cents per share, effective with the dividend declared on January 19, 2006. In the first nine months of fiscal year 2007, the Company paid dividends of $41,521, an increase of 7.5% compared to the same period last year, reflecting the increases in the quarterly dividends as discussed above partly offset by a reduction in shares outstanding due to the repurchase of shares of the Company’s common stock.
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

     On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. If the effect of the initial adoption is determined to be material, the cumulative effect may be reported as an adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. The guidance is applicable for the Company’s fiscal year ending July 31, 2007. The Company is in the process of assessing the effect SAB No. 108 may have on its consolidated financial statements.
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
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 is effective as of July 31, 2007. Based upon the July 31, 2006 balance sheet and pension disclosures, the impact of adopting SFAS No. 158 is estimated to be an increase in liabilities of $18,000, a decrease in assets of $24,000 and a pretax decrease in accumulated other comprehensive income of $42,000.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     During the period from the Company’s fiscal 2006 year end (July 31, 2006) to the end of the Company’s third quarter of fiscal year 2007 (April 30, 2007), there was no material change in the market risk information previously reported in Item 7A of the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES.
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
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
     Except for the preceding change, there was no change in the Company’s internal control over financial reporting during the first nine months of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
(In thousands)
     The Company’s condensed consolidated balance sheet at April 30, 2007 contains a reserve for environmental liabilities of approximately $18,729 that relates primarily to the items discussed below. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.
     Reference is also made to Note 6 in the notes accompanying the condensed consolidated financial statements in this report.
Ann Arbor, Michigan:
     In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (the “Court”) by the State of Michigan (the “State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by Pall Corporation (the “Company” or “Pall”) in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900 in stipulated penalties for the alleged violations of the consent judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order (the “REO”) requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. Gelman’s plan has been approved by both the Court and the State. Although groundwater concentrations remain above acceptable levels in much of the affected area, the Court has expressed its satisfaction with Gelman’s progress during hearings both before and after the five-year period expired. Neither the State nor the Court has sought or suggested that Gelman should be penalized based on the continued presence of groundwater contamination at the site.
     On December 17, 2004, the Court issued its Order and Opinion Regarding Remediation and Contamination of the Unit E Aquifer (the “Order”) to address an area of groundwater contamination not addressed in the previously approved plan. Gelman is now in the process of implementing the requirements of the Order.
     In correspondence dated June 5, 2001, the State asserted that additional stipulated penalties in the amount of $142 were owed for a separate alleged violation of the consent judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request “under advisement”, pending the results of certain groundwater monitoring data. Those data have been submitted to the Court, but no ruling has been issued. On August 9, 2001, the State made a written demand for reimbursement of $227 it has allegedly incurred for groundwater monitoring. On October 23, 2006, the State made another written demand for reimbursement of these costs, which now total $494, with interest. Gelman is engaged in discussion with the State with regard to this demand, however, Gelman considers this claim barred by the consent judgment.
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
     A local resident and the City filed petitions for a contested case on November 26, 2005 and November 30, 2005, respectively. The petitions challenged various aspects of the discharge permit issued to Gelman by the State on September 30, 2005. The petitions commenced an administrative adjudicative hearing, which can result in changes to the discharge permit. Company management does not believe there is substantive merit to the claims made in either petition. The City’s petition was resolved under Settlement Agreement between the City and the Company dated November 20, 2006. The local resident’s petition was resolved under a February 2, 2007 Settlement Agreement. Pursuant to those Agreements the Administrative Law Judge entered an Order of Dismissal regarding these matters on February 21, 2007. Both petitions were dismissed with prejudice and neither settlement included any changes to the discharge permit.
Pinellas Park, Florida:
     In 1995, as part of a facility closure, an environmental site assessment was conducted to evaluate potential soil and groundwater impacts from chemicals that may have been used at the Company’s Pinellas Park facility during the previous 24-year period of manufacturing and testing operations. Methyl Isobutyl Ketone (“MIBK”) concentrations in groundwater were found to be higher than regulatory levels. Soil excavation was conducted in 1998 and subsequent groundwater sampling showed MIBK concentrations below the regulatory level.
     In October 2000, environmental consultants for a prospective buyer of the property found groundwater contamination at the Company’s property. In October 2001, a Site Assessment Report conducted by the Company’s consultants, which detailed contamination concentrations and distributions, was submitted to the Florida Department of Environmental Protection (“FDEP”).
     In July 2002, a Supplemental Contamination Assessment Plan and an Interim Remedial Action Plan (“IRAP”) were prepared by the Company’s consultants and submitted to the FDEP. A revised IRAP was submitted by the Company in December 2003, and it was accepted by the FDEP in January 2004. A Remedial Action Plan (“RAP”) was submitted by the Company to the FDEP in June 2004. Final approval by the FDEP of the Company’s RAP was received by the Company on August 26, 2006. Pursuant to the approved RAP, the Company began active remediation on the property.
     On March 31, 2006, the FDEP requested that the Company investigate potential off-site migration of contaminants. Off-site contamination was identified and the FDEP was notified. Pursuant to the FDEP’s request in January 2007, the Company installed additional monitoring wells, both on- and off-site, in February and March 2007. Analytical results from those monitoring wells indicated additional monitoring wells are needed to determine the extent of the on-site and off-site contamination.
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
     In March 2004, the NYSDEC finalized the Record of Decision (“ROD”) for the shallow and intermediate groundwater zone termed OU-1. The Company signed an Order on Consent for OU-1 effective July 5, 2004, which requires the Company to prepare a Remedial Design/Remedial Action Work Plan to address groundwater conditions at the Glen Cove facility.

     The Company completed a pilot test involving the injection of a chemical oxidant into on-site groundwater and, on May 31, 2006, submitted a report to NYSDEC entitled “In-Situ Chemical Oxidation Phase II Pilot Test and Source Evaluation Report” (the “Report”). The Report contained data which demonstrated that (1) in general, the pilot test successfully reduced contaminant levels and (2) the hydraulic controls installed on the upgradient Photocircuits Corporation (“Photocircuits”) site are not effective and contaminated groundwater continues to migrate from that site. On July 31, 2006, the Company received comments from NYSDEC on the Report. On September 27, 2006, the Company submitted responses to the NYSDEC comments. On November 16, 2006, the Company met with the NYSDEC representatives to discuss the Report and the impact of the continued migration of contaminated groundwater from the upgradient Photocircuits site onto the Glen Cove facility. On January 26, 2007, the Company submitted a draft conceptual remedial design document for the Glen Cove facility to NYSDEC for its technical review.
     The ROD for the deep groundwater zone (“OU-2”) has been deferred by NYSDEC until additional data is available to delineate contamination and select an appropriate remedy. The NYSDEC requested the Company and Photocircuits to enter into a joint Order on Consent for the remedial investigation. Photocircuits was not willing to enter into an Order and the Company was informed by NYSDEC that it would undertake the OU-2 investigation at the Photocircuits property. Photocircuits is now in Chapter 11 bankruptcy and, in or about March 2006, the assets of Photocircuits’ Glen Cove facility were sold to American Pacific Financial Corporation (“AMPAC”). AMPAC has been operating the facility under the Photocircuits name and recently announced its intent to close all operations there on or about April 15, 2007.
     The Company has recently been informed by the NYSDEC that it will commence the OU-2 investigation at the Photocircuits and Pall sites.
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
     Chitayat alleges that prior to 1985, Vanderbilt Associates leased the Site to Sands Textiles Finishers, Inc. for textile manufacturing and dry cleaning. Chitayat alleges that hazardous substances were disposed at the Site during the time period that Walter Gross and Vanderbilt Associates owned and/or operated the Site, which migrated from the Site to surrounding areas. Chitayat alleges that in August 1998, he entered into a Consent Order with the NYSDEC which resulted in NYSDEC investigating the Site and developing a remediation plan, and required Chitayat to reimburse the State via a periodic payment plan. Chitayat alleges that the total response costs will exceed $3,000 and that he has incurred more than $500 in costs to date.
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

     Fact discovery in the case was completed in January 2006. Experts for plaintiff, Barbara Gross, Vanderbilt Associates and the Company served expert reports in March and April 2006, and expert discovery was concluded in May 2006. There is a dispute among the experts as to whether contaminants from the Company’s facility have contributed to cleanup costs at the Site and, if so, to what extent. In September 2006, the Court established a briefing schedule for all parties to submit summary judgment motions, and for Barbara Gross and the Company to make motions to strike certain expert testimony. Third-party defendants, including the Company, filed motions for summary judgment on October 6, 2006. The Company also filed motions to strike certain expert testimony. Plaintiff filed opposition papers with the Court on November 6, 2006, and the moving third-party defendants, including the Company, filed reply papers on November 20, 2006. The motions are now fully briefed and awaiting disposition by the Court. Currently the parties are exploring a possible resolution of the case through mediation. A date for the mediation has not yet been established.
ITEM 1A. RISK FACTORS.
     During the period from the Company’s fiscal 2006 year end (July 31, 2006) to the end of the Company’s third fiscal quarter (April 30, 2007) there was no material change in the risk factors previously reported in Item 1A of the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2006. This report contains certain forward-looking statements which reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These statements are subject to risks and uncertainties, which could cause actual results to differ materially. For a description of these risks see Forward-Looking Statements and Risk Factors in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of		Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs (1)
February 1, 2007 to February 28, 2007	—	—	—	$398,227
March 1, 2007 to March 31, 2007	—	—	—	$398,227
April 1, 2007 to April 30, 2007	981	$39.98	981	$359,011

Total	981	$39.98	981

(1)	On October 17, 2003, the Board of Directors (the “Board”) authorized the expenditure of $200,000 to repurchase shares of the Company’s common stock and on October 14, 2004, authorized an additional expenditure of $200,000 to repurchase shares. At July 31, 2006, there was $160,027 available to be expended under these authorizations. On November 15, 2006, the Board authorized an additional expenditure of $250,000 to repurchase shares. There is no time restriction on these authorizations. During the three and nine months ended April 30, 2007, the Company purchased 981 and 1,356 shares, respectively, in open-market transactions at an aggregate cost of $39,216 and $51,016, respectively, with an average price per share of $39.98 and $37.63, respectively. At April 30, 2007, approximately $359,011 remained available to be expended under the current stock repurchase programs. The Company’s shares may be purchased over time, as market and business conditions warrant. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.

During the three and nine months ended April 30, 2007, 4 shares were traded in by employees in payment of stock option exercises at an average price of $36.98 per share and an aggregate cost of $134.
ITEM 6. EXHIBITS.
See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation
June 8, 2007	/s/ LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer and Treasurer

/s/ FRANCIS MOSCHELLA
Francis Moschella
Vice President — Corporate Controller Chief Accounting Officer

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