Form 10-K
period 2007-07-31
PALL CORP
filed 2008-03-28
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from          to
Commission File Number 001- 04311
PALL CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1541330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Northern Boulevard, East Hills, NY	11548
(Address of principal executive offices)	(Zip Code)
(516) 484-5400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.10 par value	New York Stock Exchange
Common Share Purchase Rights	–
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on January 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,516,443,478.
On March 21, 2008, there were 122,872,069 outstanding shares of the registrant’s common stock, $.10 par value.

Special Note
Along with this report, Pall Corporation (the “Company”) is filing its delayed quarterly reports for the first and second quarters of fiscal year 2008. This Form 10-K and the quarterly reports for the first and second quarters of fiscal year 2008 on Form 10-Q were delayed pending the completion of an inquiry conducted by the Company’s audit committee into the Company’s understatement of its United States (“U.S.”) federal income tax payments and its provision for income taxes. The audit committee completed its inquiry in January 2008. On August 1, 2007, the audit committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for each of the eight fiscal years in the period ended July 31, 2006 (including the interim periods within those years), and for each of the fiscal quarters ended October 31, 2006, January 31, 2007 and April 30, 2007, should no longer be relied upon. Accordingly, the Company has restated its previously issued financial statements for those periods in this Form 10-K. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.
The adjustments made as a result of the restatement are discussed in Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements included in Part IV – Item 15 – Exhibits, Financial Statement Schedules, and the cumulative impact of the restated financial results at the beginning of fiscal year 2003 is presented in Part II – Item 6 – Selected Financial Data. For additional discussion of the inquiry and the restatement adjustments, see Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Audit Committee Inquiry and Restatement and Note 2 to the accompanying consolidated financial statements. For a description of the material weakness identified by management in internal control over financial reporting with respect to income taxes and management’s remediation of the material weakness, see Part II – Item 9A – Controls and Procedures.
PART I
ITEM 1. BUSINESS.
GENERAL:
     Pall Corporation, a New York corporation incorporated in July 1946, and its subsidiaries (the “Company”) is a leading supplier of filtration, separation and purification technologies, principally made by the Company using its engineering capability and fluid management expertise, proprietary filter media, and other fluid clarification and separations equipment for the removal of solid, liquid and gaseous contaminants from a wide variety of liquids and gases.
     The Company serves customers through two business groups globally: Life Sciences and Industrial. The Life Sciences business group is focused on developing, manufacturing and selling products to customers in the Medical and BioPharmaceuticals marketplaces. The Industrial business group is focused on developing, manufacturing and selling products to customers in the Aerospace & Transportation, Microelectronics and General Industrial markets. These business groups are supported by shared and corporate services groups that facilitate the Company’s corporate governance and business activities globally. The transition to this business structure began in fiscal year 2005 and was completed in the first quarter of fiscal year 2007. While there is overlap in the intellectual property that underlies the products sold by the business groups, Company management believes that this structure positions the Company for future profitable growth. This business structure holistically focuses on the global marketplace presenting opportunities for sales growth, efficiencies and cost reduction in both of the business groups, as well as in the Company’s corporate and shared services infrastructure, while leveraging its entire intellectual property portfolio to the marketplaces efficiently.
     With few exceptions, research activities conducted by the Company are Company sponsored. Research expenditures totaled $62,414,000 in fiscal year 2007, $57,371,000 in fiscal year 2006 and $56,183,000 in fiscal year 2005.
     No one customer accounted for 10% or more of the Company’s consolidated sales in fiscal years 2007, 2006 or 2005.

     The Company is in substantial compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, compliance with environmental matters has not had a material effect upon the Company’s capital expenditures or competitive position. For a further description of environmental matters in this report, see Part I – Item 3 – Legal Proceedings, and Note 16, Contingencies and Commitments, to the accompanying consolidated financial statements.
     At July 31, 2007, the Company employed approximately 10,700 persons.
     For financial information of the Company by operating segment and geography, please see Note 20, Segment Information and Geographies, to the accompanying consolidated financial statements and the information under the caption “Review of Operating Segments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II – Item 7 of this report).
     The Company’s website address is www.pall.com. The Company’s reports filed with the U.S. Securities and Exchange Commission (“SEC”) are also available free of charge on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. As discussed in the special note preceding Part I of this Form 10-K, on August 1, 2007, the audit committee of the Company’s board of directors, on the recommendation of management, concluded that the Company’s previously issued financial statements for each of the eight fiscal years in the period ended July 31, 2006 (including the interim periods within those years), and for each of the fiscal quarters ended October 31, 2006, January 31, 2007 and April 30, 2007, should no longer be relied upon. Accordingly, the Company has restated its previously issued financial statements for those periods in this Form 10-K. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.
OPERATIONS:
     Pall Corporation is a broad-based filtration, separation and purification company. Its proprietary products are used to discover, develop and produce biotechnology drugs, vaccines and safe drinking water, protect hospital patients as in the case of the Company’s blood filters, bacterial detection systems and hospital water filters, enhance the quality and efficiency of manufacturing processes, keep equipment such as manufacturing equipment and airplanes running efficiently and to protect the environment. Requirements for product quality, purity, environmental protection, health and safety apply to a wide range of industries and across geographic borders. The Company has more than a 60-year history of commercializing successful products and continues to develop new materials and technologies for its Life Sciences and Industrial customers and their increasingly difficult fluid filtration, purification and separation challenges. The Company has an array of core materials and technologies that can be combined and manipulated in many ways to solve complex fluid separation challenges. These proprietary materials and technologies, coupled with the Company’s ability to engineer them into useful forms and place them into fully integrated systems, are the cornerstone of the Company’s capabilities. Proprietary materials and technologies, customer process knowledge, and engineering know-how enable the Company to provide customers with products that are well matched to their needs, to develop new products and to enter new markets.
     The global drivers for the filtration, separation and purification market include, water and energy scarcity, emerging pathogens, environmental issues, industrial globalization and consolidation, increasing government regulations and process innovation and optimization. These all require more and ever finer levels of filtration, separation and purification. Opportunities to filter water exist in every one of the Company’s markets. The Company has a balanced portfolio of products that are sold into diversified markets. The Company’s strategy for growth includes capitalizing on new markets for its products in high-growth geographies such as Asia and Eastern Europe as well as focusing on high-growth markets such as biotechnology, cell therapy, vaccine production, micro and macroelectronics, next-generation aircraft, energy and water. The Company’s products help to meet the evolving needs of markets worldwide.
     The Company actively pursues applications in which Pall products can make a substantial difference to its customers and especially targets projects, under the umbrella of its Total Fluid ManagementSM (“TFM”) strategy, whereby it can engineer integrated filtration, purification and separation system solutions to enhance performance and economics. The TFM strategy leverages the Company’s resources and capabilities to help its customers improve operating efficiencies within their processes through the optimal selection and integrated use of filtration and separation products. This approach makes use of Pall’s engineering and scientific expertise in fluid management to create unique and cost-effective solutions for customers. Integrated systems are an important part of this approach, and generally couple or automate filtration/separation steps for greater efficiency and ease and economy of use. These systems typically include the Company’s proprietary consumable filtration products. When fully commissioned, Company management expects these systems to provide an ongoing annuity stream for the Company’s consumable filtration products. Systems represent a growing portion of the Company’s revenues.

Consumable filtration products sold are principally filters made with proprietary Pall filter media produced by chemical film casting, melt blowing of polymer fibers, papermaking and metallurgical processes.
     The Company is executing a full suite of initiatives aimed at strengthening its processes while increasing efficiency and reducing costs. Such improvement initiatives include the facilities rationalization program in which the Company is consolidating manufacturing, reducing its footprint and realigning plants with its customers’ general locations. The Company is also executing major initiatives to streamline processes and infrastructure.
     Competition is intense in all of the Company’s markets and includes numerous large companies and many smaller regional competitors. In many cases, the Company’s primary competition comes from alternative, often older, technologies, such as in beer production from pasteurization, as opposed to sophisticated filtration of the kind Pall provides. The Company believes that no one competitor overlaps in more than 20% of its business. In many markets, there are significant barriers to entry limiting the number of qualified suppliers. These barriers result from stringent product performance standards, product qualification protocols and requirements for consistent levels of global service and support. The Company’s broad array of patented materials and product designs coupled with its engineering and manufacturing expertise and global reach enable it to provide customers with differentiated product performance and value.
     During fiscal year 2005, the Company undertook to reorganize its global business structure into three underlying vertically integrated businesses: Life Sciences, comprising Medical and BioPharmaceuticals markets; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the General Industrial marketplace; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water and Microelectronics markets. In fiscal year 2006, management began a further integration of the Industrial markets (Aeropower and Process Technologies) to form one vertically integrated Industrial business. In conjunction with the reorganization, in the first quarter of fiscal year 2007, the Industrial sales and marketing group was reorganized such that a portion of the commercial original equipment manufacturers (“OEM”) business previously tended to by, and reported in, the General Industrial market was tended to by, and reported in, a realigned market called Aerospace & Transportation. At the end of the first quarter of fiscal year 2007, the reorganization was completed. Each business now has full responsibility for its global manufacturing, sales and marketing and research and development functions, enabling the Company to better meet its customers’ needs in order to achieve greater efficiencies and profit growth. This revised organizational structure is in contrast to the former matrix organizational structure where, within each geography, these functions supported the market-based part of the matrix on a shared basis (as opposed to being directly vertically integrated into these businesses).
     The Company’s financial reporting systems have been converted to support the new organizational structure, providing financial information consistent with how the businesses are measured. Additionally, certain of the internal segment financial reporting principles utilized in the measurement and evaluation of the profitability of the Company’s businesses (such as the allocation of shared overhead costs) have been revised for consistency with the underlying reorganized structure of the Company. The chief executive officer manages the Company and makes key decisions about the allocation of Company resources based on the two businesses. The Company’s sales subsidiaries sell both Life Sciences and Industrial products. As such, certain overhead costs of these subsidiaries have been, and will continue to be, shared by the businesses.
     Consistent with the new corporate structure, management has determined that the Company’s reportable segments, which are also its operating segments, consist of its two vertically integrated businesses, Life Sciences and Industrial, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.
LIFE SCIENCES SEGMENT:
     The Company’s Life Sciences technologies facilitate the process of drug discovery, development and production. They are used extensively in the research laboratory, pharmaceutical and biotechnology industries, in blood centers and in hospitals at the point of patient care. The Company’s broad capability in the life sciences industry is a competitive strength and an important element of its strategy going forward. Sales in the Medical and BioPharmaceuticals markets are made through direct sales and distributors.
     Safety, quality, efficacy, ease of use, technical support, product delivery and price are all important considerations among the Company’s Life Sciences customers. Pricing for blood filtration products has become a major consideration as the Company’s customers have increasingly become large centralized procurers, such as blood centers in the Western Hemisphere and nationalized blood services in Europe and Asia. The backlog for the Life Sciences segment at July 31, 2007 was approximately $115,095,000 (all of which is expected to be shipped in fiscal year 2008) compared with $91,570,000 at July 31, 2006.

MEDICAL MARKET:
     The Company’s medical products improve the safety of blood transfusions and help control the spread of infections in hospitals. Its broad laboratory product line is used in drug discovery, gene manipulation and proteomics applications. Pall’s cell therapy product portfolio provides efficient enabling technologies for the emerging regenerative medicine market. The Company is in the process of developing its second generation product to remove infectious prions from donor blood and believes that prion reduction could be a large potential long-term market opportunity.
     Products related to transfusion safety represent a significant portion of Life Sciences sales. For example, the Company’s blood filters remove unwanted white blood cells from donor blood. Its AcrodoseTM PL System enables blood centers to tap into the abundant, but often discarded, supply of whole blood platelets. Hospital acquired infections are a growing problem for patients and the world’s health care systems. The Company’s breathing-circuit, intravenous and point-of-use water filters help protect patients from these infections.
     The backlog for the Medical market at July 31, 2007 was approximately $29,158,000 (all of which is expected to be shipped in fiscal year 2008) compared with $30,549,000 at July 31, 2006. The Company’s principal competitors in the Medical market include MacoPharma Group, Fresenius Medical Care AG & Co., Millipore Corporation, General Electric Healthcare (a unit of General Electric Company (“GE”)), Tyco International Ltd., Teleflex Incorporated, and Capital Health Inc.
BIOPHARMACEUTICALS MARKET:
     The Company sells separation systems and disposable filtration and purification technologies primarily to pharmaceutical and biotechnology companies for use by them in the development and commercialization of chemically synthesized and biologically derived drugs and vaccines. The Company provides a broad range of advanced filtration solutions for each critical stage of drug development through drug production. Its filtration systems and validation services assist drug manufacturers through the regulatory process and on to the market.
     The fastest growing part of the market is the biotechnology industry. Biotechnology drugs and biologically derived vaccines are very filtration and purification intensive. One of the factors driving Pall’s growth is increasing adoption of single-use processing systems to produce drugs. Pall has supplied single-use technologies for many years including self-contained filter capsules as an alternative to stainless steel. There are many advantages to Pall’s AllegroTM single-use disposable systems, including more flexible use of space to speed in setting up a new production line. Critical to the industry, they also can greatly reduce or eliminate the need for cleaning and cleaning validation and reduce the risk of cross-contamination between batches and products.
     Company management believes that the Company’s established record of product performance and innovation, as well as its ability to sell and globally support a complete range of products, including its engineered systems, give it a strong competitive advantage among BioPharmaceutical customers because of the high costs and safety risks associated with drug development and production. The backlog for the BioPharmaceuticals market at July 31, 2007 was approximately $85,937,000 (all of which is expected to be shipped in fiscal year 2008) compared with $61,021,000 at July 31, 2006. Principal competitors in the BioPharmaceuticals market include Millipore Corporation, The Sartorius Group, CUNO (a 3M company) and GE Healthcare.
INDUSTRIAL SEGMENT:
     The Company provides enabling and process enhancing technologies throughout the industrial marketplace. This includes the aerospace, microelectronics and consumer electronics, municipal and industrial water, fuels, chemicals, energy, and food and beverage markets. The Company has the capability to provide customers with integrated solutions for their process fluids. The backlog for the Industrial segment at July 31, 2007 was approximately $456,045,000 (of which approximately $330,366,000 is expected to be shipped in fiscal year 2008) compared with $358,232,000 at July 31, 2006.
GENERAL INDUSTRIAL MARKET:
     Included in this diverse market are sales of filters, coalescers and integrated separation systems for hydraulic, fuel and lubrication systems on mechanical equipment across many industries, as well as to producers of energy (i.e., oil, gas, renewable and alternative fuels, electricity and chemicals), food and beverages, municipal and industrial water. Virtually all of the raw materials, process fluids and waste streams that course through industry are candidates for multiple stages of filtration, separation and purification. The growing demand for “clean” and “green” technology and water and energy scarcity issues also create growth opportunities for the Company.

     Technologies that purify water for use and reuse represent an important opportunity. Governments around the world are implementing stringent new regulations governing drinking water standards and Company management believes that the Company’s filters and systems provide a solution for these requirements. These standards apply to municipal water supplies throughout the United States and in a growing number of countries. Industry, which consumes enormous quantities of water, also increasingly needs to filter water before, during and after use both to conserve it and to ensure it meets discharge requirements.
     Within the energy market, demand is strong as oil and gas producers, refineries and power generating stations work to increase production, produce cleaner burning fuels, conserve water, meet environmental regulations and develop alternative fuel sources. Each of these applications provides opportunities for Pall.
     Within the Food & Beverage market, filtration solutions are provided to the wine, beer, soft drink, bottled water and food ingredient markets. A growing filtration opportunity in this market is the need of wine and beer manufacturers to eliminate the use of diatomaceous earth, a known carcinogen, in their processes.
     The backlog at July 31, 2007 was approximately $279,044,000 (of which approximately $212,966,000 is expected to be shipped in fiscal year 2008) compared with $201,869,000 at July 31, 2006. Sales to General Industrial customers are made through Company personnel, distributors and manufacturers’ representatives. The Company believes that its TFM strategy and ability to engineer fully integrated systems solutions, underscored by product performance and quality, service to the customer, and price, are the principal competitive factors in this market. The Company’s principal competitors in the General Industrial market include CUNO (a 3M company), GE Infrastructure (a unit of GE), U.S. Filter (a Siemens business), The Sartorius Group, Parker Hannifin Corporation and Rohm and Haas Company.
AEROSPACE & TRANSPORTATION MARKET:
     The Company sells filtration and fluid monitoring equipment to the aerospace industry for use on commercial and military aircraft, ships and land-based military vehicles to help protect critical systems and components. Commercial, Military and Industrial OEM sales represented 35%, 41% and 24%, respectively, of total Aerospace & Transportation sales in fiscal year 2007. Key growth drivers in this market include passenger air miles flown, military budgets, new military and commercial aircraft, and demand for new aircraft and mobile construction equipment in emerging geographic markets, particularly in Asia. Increasing environmental regulation faced by the Company’s customers as well as customer requirements for improved equipment reliability and fuel efficiency are also driving growth.
     The Company’s products are sold to customers in this segment through a combination of direct sales to airframe manufacturers and other customers, including the U.S. military, and through the Company’s distribution partner, Satair A/S (“Satair”), for the commercial aerospace “aftermarket”. The backlog at July 31, 2007 was approximately $146,464,000 (of which approximately $96,200,000 is expected to be shipped in fiscal year 2008) compared with $125,375,000 at July 31, 2006. Competition varies by product. The Company’s principal competitors in the Aerospace & Transportation markets include Donaldson Company, Inc., ESCO Technologies Inc. and CLARCOR Inc.
     Company management believes that efficacy, performance and quality of product and service, as well as price, are determinative in most sales.
MICROELECTRONICS MARKET:
     The Company sells highly sophisticated filtration and purification technologies for the semiconductor, data storage, fiber optic, advanced display and materials markets. The Company provides a comprehensive suite of contamination control solutions for chemical, gas, water, chemical mechanical polishing and photolithography processes to meet the needs of this demanding industry. Integrated circuits, which control almost every device or machine in use today, require exceedingly high levels of filtration technologies, which Pall provides. While this part of the market is cyclical, Pall has strategically diversified into the consumer electronics market to lessen the impact of the industry’s cycles. This strategic diversification into the macroelectronics side of the market is enabling the Company to capitalize on demand for computer gaming consoles, MP3 players, flat screen TVs and monitors, multimedia cell phones and ink jet printers and cartridges. These markets are typically less cyclical and just as filtration intensive. A newer application in Microelectronics is in the production of solar cells.

     The Company’s products are sold to customers in this market through its own personnel, distributors and manufacturers’ representatives. The backlog at July 31, 2007 was approximately $30,537,000 (of which approximately $21,200,000 is expected to be shipped in fiscal year 2008) compared with $30,988,000 at July 31, 2006. Company management believes that performance, product quality, innovation and service are the most important factors in the majority of sales in this market. The Company’s principal competitors in the Microelectronics market include Entegris, Inc. (formerly Mykrolis) and Mott Corporation.
The following comments relate to the two operating segments discussed above:
RAW MATERIALS:
     Most raw materials used by the Company are available from multiple sources. A limited number of materials are proprietary products of major chemical companies. Management believes that the Company could obtain satisfactory substitutes for these materials should they become unavailable.
PATENTS:
     The Company owns a broad range of patents covering its filter media, filter designs and other products, but it considers these to be mainly defensive, and its operations rely principally on its proprietary manufacturing methods and engineering skills.
ITEM 1A. RISK FACTORS.
The risk factors described below are not inclusive of all risk factors but highlight those that the Company believes are the most significant and that could impact its performance and financial results. These risk factors should be considered together with all other information presented in this Form 10-K report.
The Company faces risks arising from potential material weaknesses in its internal control environment.
     As a result of the matters addressed in the recently completed audit committee inquiry, as further described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements, as well as an internal review by Company management, management identified a material weakness in internal control over financial reporting with respect to its accounting for income taxes. While management believes that this material weakness was remediated as of January 31, 2008, its remedial actions may prove to be ineffective or inadequate and expose the Company to further risk of misstatements in its financial statements. In such circumstances, investors and other users of the Company’s financial statements may lose confidence in the reliability of the Company’s financial information and the Company could fail to comply with certain representations, warranties and covenants in its debt and other financing-related agreements or be obligated to incur additional costs to improve the internal controls. The Company’s failure or inability to remediate the material weakness in a timely and effective manner could also adversely affect its reputation among customers and its operating prospects, if customers perceive the Company as experiencing financial control or other financial difficulties. See Part II – Item 9A – Controls and Procedures for further description of the material weakness identified by management and related remediation actions.
Litigation and regulatory inquiries associated with the restatement of the Company’s prior period financial statements could result in substantial costs, penalties and other adverse effects.
     Substantial costs may be incurred to defend and resolve regulatory proceedings and litigation arising out of or relating to matters addressed in the recently completed audit committee inquiry. These proceedings include the ongoing audits in process as well as audits expected to commence of the Company’s tax returns for some of the periods affected by the restatement. In September 2007, the Company deposited $135 million with the U.S. Treasury, which reflected management’s preliminary assessment of additional taxes and interest that the Company might owe the Internal Revenue Service (“IRS”) for prior years as a result of tax compliance matters identified at the time and did not include any amount with respect to potential penalties. In completing the restatement, the Company examined the appropriateness of the Company’s accounting treatment of the tax consequences of each type of intercompany transaction in the various taxing jurisdictions in which the Company operates. As a result of this analysis, the Company determined that additional financial statement reserves were required with respect to certain other lesser tax compliance matters. The Company cannot predict when the ongoing IRS audit will be completed or the amount or timing of the final resolution with the IRS or other relevant taxing authorities of the matters that gave rise to the restatement, including the amount of any penalties that may be imposed, which could be substantial.

     The Company is also subject to other regulatory and litigation proceedings relating to, or arising out of, the restatement, including pending investigations by the SEC and the Department of Justice, purported securities class action lawsuits and derivative lawsuits seeking relief against certain of the Company’s officers and directors. These proceedings could also result in civil or criminal fines and other non-monetary penalties. The Company has not reserved any amount in respect of these matters in its consolidated financial statements.
     The Company cannot predict whether any monetary losses it experiences in the proceedings will be covered by insurance or whether insurance proceeds recovered will be sufficient to offset such losses. Pending civil, regulatory and criminal proceedings may also divert the efforts and attention of the Company’s management from business operations, particularly if adverse developments are experienced in any of them, such as an expansion of the investigations being conducted by the SEC and the Department of Justice. See Part I – Item 3 – Legal Proceedings, for further discussion of these pending matters.
Changes in the Company’s effective tax rate may affect operating results.
     The Company’s effective tax rate is subject to fluctuation based on a variety of factors, such as:
•	the geographical mix of income derived from the countries in which it operates;

•	currently applicable tax rates, including particularly in the United States;

•	the nature, timing and impact of permanent or temporary changes in tax laws or regulations, including the termination or extension of provisions under U.S. federal income tax law that are or may become subject to “sunset”, such as research and development credits and incentives related to U.S. domestic production;

•	the timing and amount of the Company’s repatriation of foreign earnings;

•	the timing and nature of the Company’s resolution of uncertain income tax positions; and

•	the Company’s success in managing its effective tax rate through the implementation of global tax and cash management strategies.
     Fluctuations in the Company’s effective tax rate may affect operating results. In the near term, the Company expects that its effective tax rate will be affected in particular by the repeal of section 936 of the Internal Revenue Code, which allowed U.S. companies to operate in Puerto Rico at a significantly reduced U.S. tax cost, and recent changes in the IRS’s stance regarding intercompany transfer pricing, which involve revised IRS audit practices for intercompany transactions.
     The Company operates in numerous countries and is subject to taxation in all of the countries in which it operates. The tax rules and regulations in such countries can be complex and, in many cases, uncertain in their application. In addition to challenges to the Company’s tax positions arising during routine audits, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved and with respect to intercompany transactions when the parties are taxed in different jurisdictions. Pending proceedings to which the Company is subject include ongoing audits of the Company’s tax returns for some of the periods affected by the restatement, and the Company cannot predict the timing or outcome of the completion of that audit, which could result in the imposition of additional taxes and substantial penalties. See “Litigation and regulatory inquiries associated with the restatement of the Company’s prior period financial statements could result in substantial costs, penalties and other adverse effects.”
Changes in product mix and product pricing may affect the Company’s operating results particularly with the expansion of the systems business, in which the Company experiences significantly longer sales cycles with less predictable revenue and no certainty of future revenue streams from related consumable product offerings and services.
     The Company’s TFM strategy is partially reliant on sales of integrated systems. Because systems are generally sold at lower gross margins than many other products, gross margins could decline if systems sales continue to grow as a percentage of total sales and the anticipated future revenue streams from related consumable product offerings and services are not realized.

     The Company’s systems business generally also experiences significantly longer sales cycles and involves less predictable revenue and less certainty of future revenue streams from related consumable product offerings and services. In addition, the profitability of the Company’s systems sales depends substantially on the ability of management to estimate accurately the costs involved in manufacturing and implementing the relevant system according to the customer’s specifications. Company estimates can be adversely affected by disruptions in a customer’s plans or operations and unforeseen events, such as manufacturing defects. Failure to accurately estimate the Company’s cost of system sales can adversely affect the profitability of those sales, and the Company may not be able to recover lost profits through pricing or other actions.
Increases in costs of manufacturing and operating costs may affect operating results.
     The Company’s costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, energy and related utilities and cost of labor. The achievement of the Company’s financial objectives is reliant on its ability to manage these fluctuations through cost savings actions and efficiency initiatives.
The Company may not be able to achieve the savings anticipated from its cost reduction and margin improvement initiatives, including the timing of completion of its facilities rationalization initiative.
     In fiscal year 2006, the Company began an extensive program to restructure manufacturing operations, including the closing of up to 12 facilities around the globe. One of the purposes of this initiative is to reduce manufacturing costs and improve gross margins. Unexpected delays or other factors in the facilities rationalization initiative and other cost reduction initiatives could impact the Company’s ability to realize the anticipated savings and to improve or maintain gross margins.
Fluctuations in foreign currency exchange rates and interest rates may affect operating results.
     In fiscal year 2007, the Company derived 68% of sales from outside the United States. Sales outside the United States are typically made in the local currencies of those countries. As a result, fluctuations in currency exchange rates may affect operating results. Giving effect to interest rate swaps, the Company’s debt portfolio was approximately 42% variable rate at July 31, 2007. Fluctuations in interest rates may affect operating results.
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
Changes in demand for the Company’s products and business relationships with key customers and suppliers, including delays or cancellations in shipments, may affect operating results.
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
     Some of the Company’s products, as well as some competitor’s products, are based on patented technology and other intellectual property rights. Some of these patented technologies and intellectual property require substantial resources to develop. Operating results may be affected by the costs associated with the Company’s defense of its intellectual property against unauthorized use by others as well as third-party challenges to its intellectual property. The Company could also experience disruptions in its business, including loss of revenues and adverse effects on its prospects, if its patented or other proprietary technologies are successfully challenged.

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
     The Company conducts operations around the globe. The Company expects to continue to derive a substantial portion of sales and earnings from outside the United States. A recession in the United States could have a negative impact on demand for the Company’s products not only in the United States, but also globally. Sales and earnings could also be affected by the Company’s ability to manage the risks and uncertainties associated with the application of local legal requirements or the enforceability of laws and contractual obligations, trade protection measures, changes in tax laws, regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and natural disasters as well as health epidemics or pandemics.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following are the Company’s principal facilities (i.e., facilities with square footage in excess of 25,000 square feet), which in the opinion of management are suitable and adequate to meet the Company’s requirements:

		Principally Supports
		the Following	Fiscal Year 2007
Location	PrincipalActivities (1)	Business Groups (2)	Square Footage
OWNED:
Western Hemisphere
Cortland, NY	A	PI	338,000
DeLand, FL	M	PI	279,000
Fajardo & Luquillo, Puerto Rico	M,W	PLS	261,000
Pt. Washington, NY	L,S	A	234,000
Ann Arbor, MI	A	PLS	186,000
New Port Richey, FL	M,S	PI	179,000
Timonium, MD	M,W,S	PI	160,000
Ft. Myers, FL	M,W	PI	111,000
Pensacola, FL	A	PLS	98,000
Hauppauge, NY	M	PLS	75,000
Putnam, CT	M	PI	63,000
Covina, CA	M,S	PLS	55,000
Europe
Bad Kreuznach, Germany	A	PI	390,000
Portsmouth, U.K.	A	A	270,000
Waldstetten, Germany	A	PI	249,000
Crailsheim, Germany	A	PI	215,000
Tipperary, Ireland	M	PI	178,000
Redruth, U.K.	M	PI	163,000
Ilfracombe, U.K.	M	PLS	125,000
Newquay, U.K.	M	PLS	110,000
Bazet, France	A	PI	96,000
Frankfurt, Germany	W,S	A	75,000
Saint Germain, France	L,W,S	A	60,000
Ascoli & Verona, Italy	M,W,S	A	114,000
Asia
Tsukuba, Japan	M,L,W	PI	122,000
Ahmedabad, India	M	PI	175,000
LEASED:
Western Hemisphere
East Hills, NY	A	A	320,000
Cortland, NY	M,W	PI	111,000
Covina, CA	W	PLS	40,000
Timonium, MD	M,W	PI	71,000
Baltimore, MD	W	PI	41,000
San Diego, CA	A	PI	26,000
Northborough, MA	M,W	A	38,000
Humacao, Puerto Rico	W	PLS	34,000
Europe
Milan & Ascoli, Italy	L,W,S	A	86,000
Johannesburg, South Africa	W,S	A	96,000
Madrid, Spain	L,W,S	A	44,000
Cergy, France	A	PLS	43,000
Saint Germain, France	L,W,S	A	26,000
Asia
Beijing, China	M,W,S	PI	311,000
Melbourne & Somersby, Australia	A	A	102,000
Tokyo, Osaka, Nagoya, Japan	L,S	A	47,000
Mumbai, Banglore, Pune, Bhiwandi, India	L,W,S	A	75,000

(1) Definition of Principal Activities

M: Manufacturing activities

L: Laboratories for research & development and validation activities

W: Warehousing activities

S: Sales, marketing and administrative activities

A: All of the above

(2) Definition of Business Groups

PLS: Pall Life Sciences

PI: Pall Industrial

CS: Corporate and Shared Services

A: All of the above
ITEM 3. LEGAL PROCEEDINGS.
Federal Securities Class Actions:
     Four putative class action lawsuits have been filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements. These lawsuits were filed between August 14, 2007 and October 11, 2007 in the United States District Court for the Eastern District of New York. The plaintiffs principally allege that the defendants violated the federal securities laws by issuing materially false and misleading public statements about the Company’s financial results, financial statements, income tax liability, effective tax rate and internal controls. The plaintiffs seek unspecified compensatory damages, costs and expenses. On October 15, 2007, various plaintiffs and groups of plaintiffs filed motions seeking to consolidate the cases and to be appointed lead plaintiff. These motions have not been decided.
Shareholder Derivative Lawsuits:
     On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County relating to the tax matter described above. These actions purport to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs allege that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006. The complaints seek unspecified compensatory damages on behalf of Pall Corporation, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints on December 17, 2007 for failure to make a demand upon the Company’s board of directors prior to filing the lawsuits, which motion is pending.
     Another shareholder derivative lawsuit relating to the tax matter described above was filed in the United States District Court for the Eastern District of New York on January 10, 2008. This action purports to bring claims on behalf of the Company based on allegations that certain of the current directors of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter. The complaint seeks unspecified compensatory damages on behalf of Pall Corporation, disgorgement of defendants’ profits, benefits and other compensation, equitable and non-monetary relief, and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaint on March 10, 2008, for lack of subject matter jurisdiction over the complaint, which motion is pending.
Other Proceedings:
     The SEC and U.S. Attorney’s Office for the Eastern District of New York are conducting investigations in connection with the tax matter described above. The Company is cooperating with these investigations.
Environmental Matters:
     The Company has environmental matters, discussed below, at the following four U.S. sites: Ann Arbor, Michigan; Pinellas Park, Florida; Glen Cove, New York and Hauppauge, New York.
     The Company’s balance sheet at July 31, 2007 contains environmental liabilities of $18,127,000, which relate to the items discussed below. In the opinion of Company management, the Company is in substantial compliance with applicable environmental laws and regulatory orders and its accruals for environmental remediation are adequate at this time.
     Reference is also made to Note 16, Contingencies and Commitments, to the accompanying consolidated financial statements.

Ann Arbor, Michigan:
     In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (the “Court”) by the State of Michigan (the “State”) against Gelman Sciences Inc. (“Gelman”), a subsidiary acquired by the Company in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999) (the “Consent Judgment”), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900,000 in stipulated penalties for the alleged violations of the Consent Judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order (the “REO”) requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. Gelman’s plan has been approved by both the Court and the State. Although groundwater concentrations remain above acceptable levels in much of the affected area, the Court has expressed its satisfaction with Gelman’s progress during hearings both before and after the five-year period expired. Neither the State nor the Court has sought or suggested that Gelman should be penalized based on the continued presence of groundwater contamination at the site.
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
     In correspondence dated June 5, 2001, the State asserted that stipulated penalties in the amount of $142,000 were owed for a separate alleged violation of the Consent Judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request “under advisement” pending the results of certain groundwater monitoring data. That data has been submitted to the Court, but no ruling has been issued.
     On August 9, 2001, the State made a written demand for reimbursement of $227,000 it has allegedly incurred for groundwater monitoring. On October 23, 2006, the State made another written demand for reimbursement of these costs, which now total $494,000, with interest. In February 2007, the Company met with the State to discuss whether the State would be interested in a proposal for a “global settlement” to include, among other matters, the claim for past monitoring costs ($494,000). Gelman is engaged in discussion with the State with regard to this demand, however, Gelman considers this claim barred by the Consent Judgment.
     By letter dated June 15, 2007, the Michigan Department of Environmental Quality (“DEQ”) claimed Gelman was in violation of the Consent Judgment and related work plans due to its failure to operate a groundwater extraction well in the Evergreen Subdivision at the approved minimum purge rate. The DEQ sought to assess stipulated penalties. Gelman filed a Petition for Dispute Resolution with the court on July 6, 2007 contesting these penalties. Prior to the hearing on Gelman’s petition, the parties met and the DEQ agreed to waive these penalties in exchange for Gelman’s agreement to perform additional investigations in the area. The Court entered a Stipulated Order to this effect on August 7, 2007. Since then, Gelman has installed several monitoring wells requested by the State. Representatives of Gelman and the State met on December 10, 2007 to discuss the data obtained from these wells and to plan further investigative activities. These discussions are ongoing.
     On May 12, 2004, the City of Ann Arbor (the “City”) filed a lawsuit against Gelman in Washtenaw County Circuit Court. The City’s suit sought damages, including the cost of replacing a municipal water supply well allegedly affected by the 1,4-dioxane groundwater contamination, as well as injunctive relief in the form of an order requiring Gelman to remediate the soil and groundwater beneath the City. In February 2006, the Court ordered the parties into a global settlement facilitation, which also included the City’s federal court lawsuit (see below) and its administrative challenge to Gelman’s discharge permit (see below). The facilitation process resulted in a settlement, which the parties have memorialized in a Settlement Agreement dated November 20, 2006 (the “Agreement”). Under the Agreement, Gelman will pay the City $285,000. Gelman will also implement additional surface water and groundwater monitoring programs. If this monitoring indicates that the City’s well must be replaced (based upon agreed trigger levels of contaminants), Gelman would be required to pay the City $4,000,000, plus an adjustment factor to reflect any increase (or decrease) in the construction costs associated with this type of project. The Company believes that it is unlikely that such trigger levels will be reached.

     As part of the Agreement, the City has committed to cooperate with continuing Gelman’s cleanup efforts and exchange relevant information and documents. The cooperation framework established under the Agreement should facilitate a better working relationship with the City and a more cost efficient cleanup program. The state court entered a Stipulated Order of Dismissal on December 4, 2006.
     On August 10, 2005, the City filed a lawsuit against Gelman under the Federal Superfund Statute (“CERCLA”) seeking in this matter essentially the same relief it is seeking in the above-described state court action. As noted above, this lawsuit was resolved as part of the Agreement. The Federal District Court entered a Stipulated Order of Dismissal on December 5, 2006.
     A local resident and the City filed petitions for a contested case on November 26, 2005 and November 30, 2005, respectively. The petitions challenged various aspects of the discharge permit issued to Gelman by the State on September 30, 2005. The petitions commenced an administrative adjudicative hearing, which can result in changes to the discharge permit. Company management does not believe there is substantive merit to the claims made in either petition. The City’s petition was resolved under the Settlement Agreement. The local resident’s petition was resolved under a separate Settlement Agreement dated February 2, 2007. Pursuant to those Agreements, the presiding judge entered an Order of Dismissal regarding these matters on February 21, 2007, dismissing both petitions with prejudice. Neither settlement included any changes to the discharge permit.
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
     On March 31, 2006, the FDEP requested that the Company investigate potential off-site migration of contaminants. Off-site contamination was identified and the FDEP was notified. On April 13, 2007 the FDEP reclassified the previously approved RAP as an Interim Source Removal Plan because a RAP can only be submitted after all contamination is defined. Pursuant to the FDEP’s request in January 2007, the Company installed additional monitoring wells, both on- and off-site. Upon completion of the monitoring activities, the Company will prepare a Site Assessment Report Addendum, delineating the soil and groundwater contamination for FDEP review. The report will also present the scope of all remediation tasks.
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
     The NYSDEC has designated two operable units (“OUs”) associated with the Glen Cove facility. In March 2004, the NYSDEC finalized the Record of Decision (“ROD”) for the shallow and intermediate groundwater zones, termed OU-1. The Company signed an Order on Consent for OU-1 effective July 5, 2004, which requires the Company to prepare a Remedial Design/Remedial Action (“RD/RA”) Work Plan to address groundwater conditions at the Glen Cove facility.

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
     The Company met with NYSDEC representatives on April 12, 2007 to discuss a possible settlement of liability for OU-1 and for the contamination in the deep groundwater zone, termed OU-2. NYSDEC would not agree to settle OU-2 because a remedial investigation has not been completed. On October 23, 2007, NYSDEC requested submittal of a RD/RA Work Plan, which the Company submitted on December 20, 2007. The Company has pursued possible settlement of liability for OU-1 and met with NYSDEC again on November 30, 2007 to present a settlement framework. On December 20, 2007, the Company submitted a description of the settlement framework for NYSDEC’s further review.
     The ROD for OU-2 has been deferred by NYSDEC until additional data is available to delineate contamination and select an appropriate remedy. NYSDEC requested that the Company and Photocircuits enter into a joint Order on Consent for the remedial investigation. Photocircuits was not willing to enter into an Order and the Company was informed by NYSDEC that it would undertake the OU-2 investigation at the Photocircuits property. Photocircuits is now in Chapter 11 bankruptcy and, in or about March 2006, the assets of Photocircuits’ Glen Cove facility were sold to American Pacific Financial Corporation (“AMPAC”). AMPAC operated the facility under the Photocircuits name, but closed it on or about April 15, 2007.
     In July 2007, NYSDEC commenced the OU-2 investigation at both the Photocircuits and Pall sites. The Company has retained an engineering consultant to oversee NYSDEC’s OU-2 work.
Hauppauge, New York:
     On December 3, 2004, a third-party action was commenced against the Company in the United States District Court for the Eastern District of New York in connection with groundwater contamination. In the primary action, plaintiff Anwar Chitayat (“Chitayat” or the “plaintiff”) seeks recovery against defendants Vanderbilt Associates and Walter Gross for environmental costs allegedly incurred, and to be incurred, in connection with the disposal of hazardous substances from property located in Hauppauge, New York (the “Site”). The Site is a property located in the same industrial park as a Company facility. Vanderbilt Associates is the prior owner of the site and Walter Gross was a partner in Vanderbilt Associates. Walter Gross died in May 2005, and in August 2005, following the issuance of letters testamentary, Barbara Gross was substituted as a third-party plaintiff. Barbara Gross claims that the Company is responsible for releasing hazardous substances into the soil and groundwater at its property, which then migrated to the Site. Barbara Gross seeks indemnification and contribution under Section 113 of CERCLA from third-party defendants, including the Company, in the event she is liable to Chitayat.
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

     The NYSDEC has designated two OUs associated with the Site. OU-1 relates to the “on-site” contamination at 90, 100 and 110 Oser Avenue, and represents the geographic area which Chitayat alleges will result in response costs in excess of $3,000,000. OU-2 relates to off-site groundwater contamination migrating away from the Site. In January 2006, the NYSDEC issued a ROD selecting a remedial program for OU-2 which is projected to cost approximately $4,500,000 to implement.
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
     While the motions were pending, the parties enlisted the aid of a mediator to negotiate a settlement of the case. The parties met with the mediator on July 30 through August 1, 2007, which resulted in a tentative settlement agreement, subject to drafting of definitive settlement documents. During the process of negotiating the settlement documents, a disagreement developed between the plaintiff and the primary defendants as to the terms of establishment of the settlement fund that had been agreed upon at the mediation. This dispute has not been resolved and the proposed settlement has not yet been achieved.
     The summary judgment motions remains pending without a decision. On September 27, 2007, the Court issued a decision on the Company’s motions in limine to preclude testimony by the experts for plaintiff and third-party plaintiff Barbara Gross, granting the motions in part and denying them in part.
     If the settlement is completed as contemplated, the Company’s responsibility will be fixed and it will be released from further liability to the plaintiff or third-party plaintiffs. If it is not completed and the Company’s motion for summary judgment is denied, the case will continue. If that happens, the Company will remain subject to potential liability and an allocation of some portion of the response costs paid by plaintiff to the State of New York.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2007.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol PLL. The table below sets forth quarterly data relating to the Company’s common stock prices and cash dividends declared per share for the past two fiscal years.

					Cash Dividends
	2007		2006		Declared Per Share
Price per share	High	Low	High	Low	2007	2006
Quarter: First	$32.20	25.26	$31.20	$25.21	$0.11	$0.10
Second	35.57	30.58	29.12	25.85	0.12	0.11
Third	42.15	33.70	31.61	27.66	0.12	0.11
Fourth	49.00	38.43	32.44	25.61	—	0.11
     As of March 21, 2008 there were approximately 3,631 holders of record of the Company’s common stock. Dividends are paid when, as and if declared by the board of directors of the Company. There were no dividends declared during the fourth quarter of fiscal year 2007 due to the commencement of the audit committee inquiry as more fully described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements. Subsequent to July 31, 2007, the board of directors declared dividends of $0.12, $0.12, $0.12 and $0.13 per share in September 2007, October 2007, January 2008, and March 2008, respectively.

PERFORMANCE GRAPH
     The following graph compares the annual change in the cumulative total return on the Company’s common stock during the Company’s last five fiscal years with the annual change in the cumulative total return of the Standard & Poor’s Composite-500 Index and the Standard & Poor’s Industrial Machinery Index (which includes the Company). The graph assumes an investment of $100 on August 2, 2002 (the last trading day of the Company’s fiscal year 2002) and the reinvestment of all dividends paid during the last five fiscal years.

	2-Aug-02	1-Aug-03	30-Jul-04	29-Jul-05	31-Jul-06	31-Jul-07
Pall Corp.	$100	$140	$145	$197	$169	$271
S&P 500	$100	$115	$132	$151	$159	$184
S&P Industrial Machinery	$100	$125	$162	$175	$184	$237

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of the Company’s common stock during the quarter ended July 31, 2007.

	(In thousands, except per share data)
			Total Number of	Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number		Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
May 1, 2007 to May 31, 2007	19	$41.46	19	358,232
June 1, 2007 to June 30, 2007	—	—	—	358,232
July 1, 2007 to July 31, 2007	211	47.38	211	348,232

Total	230	$46.90	230

(1)	On October 14, 2004, the Company’s board of directors authorized the expenditure of up to $200,000 for the repurchase of the Company’s common stock. On November 15, 2006, the board authorized an additional expenditure of $250,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the fourth quarter of fiscal year 2007, the Company purchased 230 shares in open-market transactions at an aggregate cost of $10,779, with an average price per share of $46.90. Total repurchases in fiscal year 2007 were 1,586 shares at an aggregate cost of $61,795, with an average price per share of $38.98. The aggregate cost of repurchases in fiscal years 2006 and 2005 was $100,727 (3,556 shares at an average price of $28.33) and $64,246 (2,435 shares at an average price of $26.38), respectively. As of July 31, 2007, $348,232 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

During the fourth quarter of fiscal year 2007, there were no previously issued shares tendered in partial payment of employee stock option exercises. In fiscal year 2007, 4 shares were traded in by employees in payment of stock option exercises at an average price of $36.98 per share and an aggregate cost of $134.

ITEM 6. SELECTED FINANCIAL DATA.
     The financial information presented below for the years prior to fiscal year 2007 has been restated as set forth in this Form 10-K as more fully described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.
     The following table sets forth selected financial data for the last five fiscal years. This selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the accompanying consolidated financial statements and related notes included elsewhere in this Form 10-K.

	2007		2006				2005				2004		2003
			As		As		As		As		As	As	As	As
(In millions, except per share data)			Reported		Restated		Reported		Restated		Reported	Restated	Reported	Restated
RESULTS FOR THE YEAR:
Net sales	$2,249.9		$2,016.8		$2,016.8		$1,902.3		$1,902.3		$1,770.7	$1,770.7	$1,613.6	$1,613.6
Cost of sales	1,190.5	(a)	1,072.8	(a)	1,072.8	(a)	978.9	(a)	978.9	(a)	899.1	899.1	810.0	810.0

Gross profit	1,059.4		944.0		944.0		923.4		923.4		871.6	871.6	803.6	803.6
Selling, general and administrative expenses	675.0		641.0		641.0		621.4		621.4		583.5	583.5	536.2	536.2
Research and development	62.4		57.3		57.3		56.2		56.2		57.3	57.3	52.2	52.2
Restructuring and other charges, net	22.4		12.3		12.3		38.8		38.8		12.5	12.5	47.5	47.5
Interest expense, net	39.1		23.0		30.2		25.9		30.0		20.5	23.6	24.5	27.8

Earnings before income taxes	260.5		210.4		203.2		181.1		177.0		197.8	194.7	143.2	139.9
Provision for income taxes	133.0		64.9		151.1		40.3		63.3		46.2	71.0	40.0	56.9

Net earnings	$127.5	(b)	$145.5	(b)	$52.1	(b)	$140.8		$113.7		$151.6	$123.7	$103.2	$83.0

Earnings per share:
Basic	1.04		1.16		0.42		1.13		0.91		1.21	0.98	0.84	0.67
Diluted	1.02		1.16		0.41		1.12		0.91		1.20	0.98	0.83	0.67
Dividends declared per share	0.35		0.43		0.43		0.39		0.39		0.36	0.36	0.36	0.36

Capital expenditures	97.8		96.0		96.0		86.2		86.2		61.3	61.3	62.2	62.2
Depreciation and amortization of long-lived assets	94.0		95.7		95.7		90.9		90.9		88.9	88.9	83.9	83.9

YEAR-END POSITION:
Working capital	$774.2		$846.2		$653.3		$703.3		$598.1		$629.3	$542.7	$516.9	$458.3
Property, plant and equipment, net	607.9		621.0		621.0		608.8		608.8		600.4	600.4	600.2	600.2
Total assets	2,708.8		2,552.9		2,461.3		2,265.3		2,185.3		2,182.7	2,112.7	2,016.7	1,983.9
Long-term debt, net of current portion	591.6		640.0		640.0		510.2		510.2		488.7	488.7	489.9	489.9
Total liabilities	1,648.2		1,374.2		1,524.2		1,125.3		1,193.2		1,128.3	1,179.2	1,082.2	1,142.2
Stockholders’ equity	1,060.6		1,178.7		937.1		1,140.0		992.1		1,054.4	933.5	934.5	841.6

a)	Includes $2.8, $1.7 and $0.8 of adjustments recorded in cost of sales in fiscal years 2007, 2006 and 2005, respectively. The adjustments include a one-time purchase accounting adjustment to record, at market value, inventory acquired from the BioSepra® Process Division (“BioSepra”) of Ciphergen Biosystems, Inc. This resulted in a $2.4 increase in acquired inventories in fiscal year 2005, in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), in the opening balance sheet and an increase in cost of sales of $0.6, $0.9 and $0.8 in fiscal years 2007, 2006 and 2005, respectively, concurrent with the sale of a portion of the underlying inventory. The adjustment is considered non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold in the period. The adjustments recorded in cost of sales also reflect $2.2 and $0.8 in fiscal years 2007 and 2006, respectively, primarily comprised of incremental depreciation from the planned early retirement of certain fixed assets recorded in conjunction with the Company’s facilities rationalization initiatives in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

b)	Effective August 1, 2005, the Company adopted SFAS 123(R), Share Based Payment (“SFAS No. 123(R)”). The years ended July 31, 2007 and July 31, 2006 include stock-based compensation expense related to stock options and the employee stock purchase plan of $4.7 and $7.2, respectively, after pro forma tax effect (4 and 6 cents per share, respectively).

c)	In addition, the following tables set forth the effects of the restatement on the provision for income taxes, interest expense, net, and net earnings line items in the Company’s consolidated statements of earnings for each of the fiscal years impacted not presented above:

In thousands, except per share data:

	Interest expense, net, as	Adjustment to interest	Interest expense, net, as
	previously reported	expense, net	restated
Year ended July 31, 1999	$13,015	$3	$13,018
Year ended July 29, 2000	14,077	1,088	15,165
Year ended July 28, 2001	16,643	2,046	18,689
Year ended August 3, 2002	14,331	2,515	16,846

	Provision for income taxes,	Adjustment to provision	Provision for income
	as previously reported	for income taxes	taxes, as restated
Year ended July 31, 1999	$7,397	$5,961	$13,358
Year ended July 29, 2000	41,768	18,452	60,220
Year ended July 28, 2001	32,310	16,734	49,044
Year ended August 3, 2002	26,741	25,880	52,621

	Net earnings, as previously	Adjustment to	Net earnings,
	reported	net earnings	as restated
Year ended July 31, 1999	$51,507	$(5,964)	$45,543
Year ended July 29, 2000	146,636	(19,540)	127,096
Year ended July 28, 2001	118,010	(18,780)	99,230
Year ended August 3, 2002	73,234	(28,395)	44,839

	Basic earnings per share, as	Adjustment to basic	Basic earnings per share,
	previously reported	earnings per share	as restated
Year ended July 31, 1999	$0.41	$(0.04)	$0.37
Year ended July 29, 2000	1.18	(0.15)	1.03
Year ended July 28, 2001	0.96	(0.15)	0.81
Year ended August 3, 2002	0.60	(0.23)	0.37

	Diluted earnings per share,	Adjustment to diluted	Diluted earnings per
	as previously reported	earnings per share,	share, as restated
Year ended July 31, 1999	$0.41	$(0.04)	$0.37
Year ended July 29, 2000	1.18	(0.16)	1.02
Year ended July 28, 2001	0.95	(0.15)	0.80
Year ended August 3, 2002	0.59	(0.23)	0.36

		Foreign currency	Net impact to
	Retained earnings	translation	stockholders’ equity
Year ended July 31, 1999	$(5,964)	$—	$(5,964)
Year ended July 29, 2000	(25,504)	—	(25,504)
Year ended July 28, 2001	(44,284)	—	(44,284)
Year ended August 3, 2002	(72,679)	—	(72,679)
Year ended August 2, 2003	(92,877)	(49)	(92,926)
Year ended July 31, 2004	(120,768)	(157)	(120,925)
Year ended July 31, 2005	(147,881)	(13)	(147,894)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements and Risk Factors
     You should read the following discussion together with the accompanying consolidated financial statements and notes thereto and other financial information in this Form 10-K. The discussions under the subheadings “Review of Operating Segments” below are in local currency unless indicated otherwise. Company management considers local currency growth an important measure because by excluding the volatility of exchange rates, underlying volume change is clearer. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.
     The matters discussed in this Annual Report on Form 10-K contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in this and other written and oral reports are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. All statements regarding future performance, earnings projections, earnings guidance, management’s expectations about its future cash needs and effective tax rate, and other future events or developments are forward-looking statements. Such risks and uncertainties include, but are not limited to: risks relating to the Company’s restatement of prior period financial statements, including the risks associated with the pending IRS audit and pending SEC and Department of Justice investigations and litigation proceedings; risks associated with the Company’s planned cash management initiatives, which may result in changes in the Company’s effective tax rate; changes in product mix and product pricing may affect the Company’s operating results particularly as the systems business expands in which significantly longer sales cycles are experienced with less predictable revenue and profitability and less certainty of future revenue streams from related consumable product offerings and services; increases in costs of manufacturing and operating costs, including energy and raw materials; the Company’s ability to achieve the savings anticipated from its cost reduction and margin improvement initiatives including the timing of completion of its facilities rationalization initiative; fluctuations in foreign currency exchange rates and interest rates; regulatory approval or market acceptance of new technologies; changes in demand for the Company’s products and business relationships with key customers and suppliers including delays or cancellations in shipments; success in enforcing patents and protecting proprietary products and manufacturing techniques; risks associated with the completion or integration of acquisitions; domestic and international competition; and global and regional economic conditions, including particularly the impact of current challenging conditions in the United States that may also have global implications; and legislative, regulatory and political developments. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them.
Audit Committee Inquiry and Restatement
     As previously discussed in this Form 10-K, an inquiry was conducted by the Company’s audit committee into the Company’s understatement of its U.S. federal income tax payments and its provision for income taxes. The audit committee completed its inquiry in January 2008. On August 1, 2007, the audit committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for each of the eight fiscal years in the period ended July 31, 2006 (including the interim periods within those years), and for each of the fiscal quarters ended October 31, 2006, January 31, 2007 and April 30, 2007, should no longer be relied upon.
     Accordingly, the Company has restated its previously issued financial statements for those periods. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The discussion of financial information related to fiscal years prior to fiscal year 2007 has been restated as set forth in this Form 10-K as more fully described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements. Restated amounts have been identified with the wording “as restated”.

Business Reorganization
     During fiscal year 2005, the Company undertook to reorganize its global business structure into three underlying vertically integrated businesses: Life Sciences, comprising Medical and BioPharmaceuticals markets; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the General Industrial marketplace; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water and Microelectronics markets. In fiscal year 2006, management began a further integration of the Industrial markets (Aeropower and Process Technologies) to form one vertically integrated Industrial business. In conjunction with the reorganization, in the first quarter of fiscal year 2007, the Industrial sales and marketing group was reorganized such that a portion of the commercial OEM business previously tended to by, and reported in, the General Industrial market was tended to by, and reported in, a realigned market called Aerospace & Transportation. At the end of the first quarter of fiscal year 2007, the reorganization was completed. Each business now has full responsibility for its global manufacturing, sales and marketing, and research and development functions, enabling the Company to better meet its customers’ needs and achieve greater efficiencies and profit growth. This revised organizational structure is in contrast to the former matrix organizational structure where, within each geography, these functions supported the market-based part of the matrix on a shared basis (as opposed to being directly vertically integrated into these businesses).
     The Company’s financial reporting systems have been converted to support the new organizational structure, providing financial information consistent with how the financial results of the businesses will be measured. Additionally, certain of the internal segment financial reporting principles utilized in the measurement and evaluation of the profitability of the Company’s businesses (such as the allocation of shared overhead costs) have been revised for consistency with the underlying reorganized structure of the Company. The chief executive officer manages the Company and makes key decisions about the allocation of Company resources based on the two businesses. The Company’s sales subsidiaries sell both Life Sciences and Industrial products. As such, certain overhead costs of these subsidiaries have been, and will continue to be, shared by the businesses.
     Consistent with the new corporate structure, management has determined that the Company’s reportable segments, which are also its operating segments, consist of its two vertically integrated businesses, Life Sciences and Industrial, in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
Critical Accounting Policies and Estimates
     The Company’s accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the accompanying consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Although these estimates are based on Company management’s knowledge of current events and actions it may undertake in the future, actual results may differ from estimates. The following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results, and that require judgment. See also the notes to the accompanying consolidated financial statements, which contain additional information regarding the Company’s accounting policies.
Income Taxes
     Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and appropriate segregation of foreign and domestic income and expense to avoid double taxation. No assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the Company’s historical income tax provisions and accruals. Such differences could have a material effect on the Company’s income tax provision and net earnings in the period in which a final determination is made.

The Company records a valuation allowance to reduce deferred tax assets to the amount of the future tax benefit that is more likely than not to be realized. While Company management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance would not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on the Company’s income tax provision and net earnings in the period in which such determination is made.
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
     Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. The Company performs goodwill impairment tests at least annually, including whenever events or circumstances indicate impairment might have occurred. In response to changes in industry and market conditions, the Company may strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. Based on impairment tests performed, there was no impairment of goodwill in fiscal years 2007, 2006 and 2005.
Revenue Recognition
     Revenue is recognized when title and risk of loss have transferred to the customer and when contractual terms have been fulfilled. Transfer of title and risk of loss occurs when the product is delivered in accordance with the contractual shipping terms. In instances where contractual terms include a provision for customer acceptance, revenue is recognized when either (i) the Company has previously demonstrated that the product meets the specified criteria for contracts with acceptance provisions based on either seller or customer-specified objective criteria or (ii) upon formal acceptance received from the customer for contracts with acceptance provisions where the product has not been previously demonstrated to meet customer-specified objective criteria. Revenue for contracts which are accounted for under the percentage of completion method is based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses.
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

Recoverability of Available-for-Sale Investments
     Other than temporary losses relating to available-for-sale investments are recognized in earnings when Company management determines that the recoverability of the cost of the investment is unlikely. Such losses could result in a material adjustment in the period of the change. Company management considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other than temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether Company management intends to retain the investment for a period of time that is sufficient to allow for any anticipated recovery in market value.
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
     Pension expense associated with the Company’s defined benefit plans was $30,314 in fiscal year 2007, which was based on a weighted average discount rate of 5.34% (calculated using the projected benefit obligation) and a weighted average expected long-term rate of return on plan assets of 6.66% (calculated using the fair value of plan assets).
     The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. If the expected long-term rate of return on plan assets was reduced by 50 basis points, projected pension expense in fiscal year 2007 would have increased approximately $1,500.
     The objective of the discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. The Company’s methodology for selecting the discount rate for the U.S. plans as of July 31, 2007 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The discount rate assumption for non-U.S. plans reflects the market rate for high-quality, fixed-income debt instruments. Both discount rate assumptions are based on the expected duration of benefit payments for each of the Company’s pension plans as of the annual measurement date and is subject to change each year. If the weighted average discount rate was reduced by 50 basis points, pension expense in fiscal year 2007 would have increased by approximately $3,800.
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

Results of Operations 2007 Compared with 2006
Review of Consolidated Results
     Sales for the fiscal year 2007 increased 11.6% to $2.2 billion from $2 billion in fiscal year 2006. Exchange rates increased reported sales by $71,804, primarily due to the weakening of the U.S. dollar against the Euro, the British Pound and various Asian currencies, partly offset by the strengthening of the U.S. dollar against the Japanese Yen. In local currency (i.e., had exchange rates not changed year over year), sales increased 8%. Increased pricing, primarily in the Life Sciences segment, contributed about 0.5% to overall sales growth in the year.
     Life Sciences segment sales increased 7% (in local currency) attributable to growth in both the BioPharmaceuticals and Medical markets. Industrial segment sales increased 8.7% (in local currency) with all markets contributing to the growth. Overall systems sales increased 25.8%, representing 10.4% of total sales in fiscal year 2007 compared to 8.9% in fiscal year 2006, primarily attributable to strong sales in the General Industrial market. Company management expects overall sales in local currency to increase in the mid-single digit range in fiscal year 2008, with growth in Industrial outpacing Life Sciences. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.
     Gross margin, as a percentage of sales, was 47.1% in fiscal year 2007 compared to 46.8% in fiscal year 2006. The improvement in gross margin reflects an overall increase in pricing of about 0.5%, driven by both segments which contributed approximately 14 basis points to gross margin, and savings generated from the Company’s facilities rationalization initiatives. In fiscal year 2007, the Company completed the outsourcing and closure of plants in Hamburg and Rostock, Germany and a plant in Ternay, France and has also announced the closure of a plant in Waldstetten, Germany. Additionally, gross margin has been favorably impacted by the Company’s many manufacturing continuous improvement initiatives, including lean initiatives to improve labor productivity (and, therefore, reduce labor cost), and cost reduction initiatives focused on procurement improvements to reduce direct material and freight costs and movement of certain activities to lower cost countries to also reduce labor costs. In addition, initiatives to improve the profitability of systems sales included product rationalization of less profitable systems. These factors are partly offset by the impact of the significant growth in systems sales, which typically have lower margins than consumables, and incremental costs related to the facilities rationalization initiative that include incremental depreciation (on assets to be retired earlier than originally estimated) and training. The incremental costs related to the facilities rationalization initiative are expected to continue into fiscal year 2008 as the Company makes progress on this initiative. Company management expects gross margin to be flat to slightly improved in fiscal year 2008 as the impact of pricing initiatives and the various cost reduction initiatives described above is offset by the impact of the expected growth in systems sales.
     Selling, general and administrative (“SG&A”) expenses in fiscal year 2007 increased by $33,975, or about 5% (approximately 2% in local currency). As a percentage of sales, SG&A expenses decreased to 30% from 31.8% in fiscal year 2006 reflecting cost controls combined with increasing sales. The Company continued a major initiative, begun in fiscal year 2006, to optimize its European operations (“EuroPall”) with the objective of delivering improvements in profitability, with much of the benefit showing through in fiscal year 2007. In fiscal year 2007, the Company launched the equivalent of this program in the Western Hemisphere (“AmeriPall”). The objectives of these initiatives are to revamp the Company’s shared service and corporate infrastructure to create more efficient operations at a reduced cost. Company management is expecting SG&A expenses, as a percentage of sales, in fiscal year 2008 to decrease approximately 100 basis points compared to fiscal year 2007 as the various cost savings initiatives, particularly AmeriPall, progress.
     Research and development (“R&D”) expenses were $62,414 in fiscal year 2007 compared to $57,371 in fiscal year 2006, up just under 9% year over year (approximately 7% in local currency). As a percentage of sales, R&D expenses were 2.8%, on par with fiscal year 2006. In fiscal year 2008, Company management expects R&D expenses in fiscal year 2008 to increase approximately 15% compared to fiscal year 2007.
     In fiscal year 2007, the Company recorded restructuring and other charges (“ROTC”) of $22,352, primarily related to the Company’s on-going cost reduction initiatives (including its facilities rationalization, EuroPall and AmeriPall initiatives). The ROTC recorded in fiscal year 2007 was primarily comprised of severance liabilities, impairment charges related to the planned disposal of buildings and early retirement of certain long-lived assets, and other costs in connection with such initiatives. Additionally, the charges in fiscal year 2007 include an increase to previously established environmental reserves. Such charges were partly offset by the gain on the sale of the Company’s corporate headquarters, an insurance settlement related to an environmental matter, and the reversal of excess restructuring reserves recorded in the accompanying consolidated statements of earnings in fiscal years 2005 and 2006.

     In fiscal year 2006, the Company recorded ROTC of $12,326, primarily comprised of severance and other costs in connection with the Company’s divisional realignment and on-going cost reduction initiatives (including its facilities rationalization and EuroPall initiatives), partly offset by the reversal of excess restructuring reserves recorded in fiscal year 2005. In addition, the charges include an increase to previously established environmental reserves. ROTC also includes a gain on the sale of the Company’s stock rights in Satair A/S (“Satair”), which was recorded in the second quarter, as well as a gain on the sale of the Company’s investment in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc. (“VITEX”), that was recorded in the first quarter.
     The details of ROTC for the years ended July 31, 2007, July 31, 2006 and July 31, 2005 can be found in Note 5, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements. The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2007, 2006 and 2005:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2007
Original charge (a)	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (b)	611	9	620

Balance at Jul. 31, 2007	$16,548	$757	$17,305

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (b)	182	9	191

Balance at July 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (c)	(1,385)	(40)	(1,425)
Other changes (b)	126	2	128

Balance at Jul. 31, 2007	$2,325	$6	$2,331

2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (b)	(86)	4	(82)

Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (c)	(1,905)	(96)	(2,001)
Other changes (b)	57	3	60

Balance at July 31, 2006	3,915	13	3,928
Utilized	(2,531)	—	(2,531)
Reversal of excess reserves (c)	(811)	(15)	(826)
Other changes (b)	31	2	33

Balance at Jul. 31, 2007	$604	$—	$604

(a)	Excludes $757 related to pension liabilities.

(b)	Other changes primarily reflect translation impact.

(c)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2005 and 2006.
     Earnings before interest and income taxes (“EBIT”) in fiscal year 2007 increased about 28% to $299,585 from $233,353 in fiscal year 2006. The increase in EBIT reflects the impact of sales growth, including increased pricing and an improvement in cost of sales and SG&A as a percentage of sales. These factors were partly offset by an increase in ROTC that was primarily related to the Company’s cost reduction initiatives.

     Net interest expense in fiscal year 2007 increased to $39,056 from $30,123 in fiscal year 2006 (as restated). The comparison of net interest expense compared to fiscal year 2006 reflects an increase in interest expense of approximately $14,600 related to the tax matter as discussed in Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements. The impact of a reduction in average net debt levels as compared to fiscal year 2006 and a slight decrease in interest rates, due to the movement of debt to lower interest rate countries in the fourth quarter of fiscal year 2006, partly offset the above. Company management expects net interest expense in fiscal year 2008 to increase compared to fiscal year 2007.
     In fiscal year 2007, the Company’s effective tax rate was 51.1% as compared to 74.3% (as restated) in fiscal year 2006. The decrease in the effective tax rate was primarily due to an incremental provision for income taxes in fiscal year 2006 related to $398,000 of foreign earnings intended to qualify for repatriation under the Homeland Investment Act (see Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements for further details) and unpaid intercompany balances that resulted from sales of products by a foreign subsidiary of the Company to a U.S. subsidiary of the Company that gave rise to deemed dividend income (see Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements for further details). These decreases were partially offset by a charge taken in fiscal year 2007 for the net tax cost of the anticipated repatriation of approximately $160,000 of foreign earnings which had previously been asserted to be indefinitely reinvested (see Note 13, Income Taxes, to the accompanying consolidated financial statements for further details) and a change in estimate in fiscal year 2007 of the amount of profit the Company expects to derive in Puerto Rico in light of the repeal of benefits previously realized by the Company under Section 936 of the Internal Revenue Code and attendant revisions by the IRS of audit practices. See Note 13, Income Taxes, to the accompanying consolidated financial statements for further details on the components of the Company’s effective tax rate. The Company expects its effective tax rate to be approximately 33% in fiscal year 2008, however, the actual effective tax rate may materially differ based on non-recurring, discrete items.
     Net earnings in fiscal year 2007 were $127,497, or $1.02 per share, compared with net earnings of $52,140, or 41 cents per share in fiscal year 2006 (as restated). In summary, the increase in net earnings reflects the increase in EBIT and a decrease in income taxes as discussed above. These factors were partly offset by an increase in net interest expense as discussed above. Company management estimates that foreign currency translation increased net earnings by approximately 4 cents per share.
Review of Operating Segments
     The following table presents sales and operating profit by segment for the fiscal years ended July 31, 2007 and July 31, 2006.

		%		%	%
	2007	Margin	2006	Margin	Change
SALES:
Life Sciences	$880,187		$796,305		10.5
Industrial	1,369,718		1,220,525		12.2

Total	$2,249,905		$2,016,830		11.6

OPERATING PROFIT (a):
Life Sciences	$165,286	18.8	$138,439	17.4	19.4
Industrial	204,114	14.9	150,596	12.3	35.5

Total operating profit	369,400	16.4	289,035	14.3	27.8
General corporate expenses	44,718		41,689		7.3

Earnings before ROTC, interest expense, net and income taxes (b)	324,682	14.4	247,346	12.3	31.3
ROTC (b)	25,097		13,993
Interest expense, net (c)	39,056		30,123

Earnings before income taxes (c)	$260,529		$203,230

(a)	Operating profit for the year ended July 31, 2006 has been restated in accordance with the Company’s new organizational structure, including the aforementioned changes in certain internal segment financial reporting principles.

(b)	Included in ROTC, for the purposes of evaluation of segment profitability, are other adjustments recorded in cost of sales. Such adjustments include incremental depreciation and other adjustments of $2,179 and $769 for the years ended July 31, 2007 and July 31, 2006, respectively, recorded in conjunction with the Company’s facilities rationalization initiative. Furthermore, such adjustments include a charge of $566 and $898 for the years ended July 31, 2007 and July 31, 2006, respectively, related to a one-time purchase accounting adjustment to record, at market value, inventory acquired from BioSepra Process Division (“BioSepra”). This resulted in a $2,431 increase in acquired inventories in accordance with SFAS No. 141 and a charge to cost of sales in the periods when the sale of a portion of the underlying inventory occurred. The adjustment is excluded from operating profit as management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold.

(c)	Interest expense, net and Earnings before income taxes have been restated for fiscal year 2006 as more fully described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements.
     Life Sciences:
     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the fiscal years ended July 31, 2007 and July 31, 2006:

		% of		% of
	2007	Sales	2006	Sales
Sales	$880,187		$796,305
Cost of sales	432,190	49.1	401,224	50.4

Gross margin	447,997	50.9	395,081	49.6
SG&A	248,851	28.3	225,054	28.3
Research and development	33,860	3.8	31,588	4.0

Operating profit	$165,286	18.8	$138,439	17.4

     The tables below present sales by market and geography within the Life Sciences segment for the fiscal years ended July 31, 2007 and July 31, 2006, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	2007	2006	Change	Impact	Currency
By Market
Medical	$475,369	$444,033	7.1	$12,900	4.2
BioPharmaceuticals	404,818	352,272	14.9	15,466	10.5

Total Life Sciences	$880,187	$796,305	10.5	$28,366	7.0

By Geography
Western Hemisphere	$377,301	$352,027	7.2	$243	7.1
Europe	391,500	335,089	16.8	26,593	8.9
Asia	111,386	109,189	2.0	1,530	0.6

Total Life Sciences	$880,187	$796,305	10.5	$28,366	7.0

     Life Sciences segment sales increased 7% in fiscal year 2007 compared to fiscal year 2006. Overall, increased pricing, related to the BioPharmaceuticals market, contributed about 0.5% to sales growth year over year. Life Sciences represented approximately 39% of total sales in fiscal year 2007 on par with fiscal year 2006.

     Within Life Sciences, Medical market sales, which represented approximately one-half of Life Sciences sales, increased 4.2%, driven by growth in the Blood Filtration, Hospital and BioSciences markets. The increase in Blood Filtration sales was driven by the Western Hemisphere, reflecting vented whole blood filter and Acrodose™ product sales to independent blood centers in the United States, as well as increased sales in Canada, and by Europe, primarily reflecting increased sales to the U.K. blood markets. This increase was partly offset by decreased blood draws in Japan, as they transition from bedside filtration to blood centers. At this point the decrease in the Company’s sales to hospitals more than offsets increases in sales to blood centers. The Company is in the process of qualifying more of its blood filter models with blood centers. Blood Filtration sales may also fluctuate over time due to increased or reduced volume on contract renewals. Certain of the Company’s significant Western Hemisphere based blood center contracts are due to expire in the second half of fiscal year 2008. If such contracts are not renewed, or are renewed at lower pricing or volume levels, it may have an adverse impact on the Company’s Blood Filtration sales. The growth in the Hospital market primarily reflects high demand for critical care products in Europe. The increase in the BioSciences market was driven by growth in Laboratory sales in all geographies as well as growth in Cell Therapy sales in the Western Hemisphere and Europe. Company management expects overall Medical sales to be down slightly in fiscal year 2008 compared to fiscal year 2007.
     BioPharmaceuticals sales increased 10.5%, driven by growth in consumables in all geographies and in systems sales in the Western Hemisphere, somewhat offset by a decline in systems sales in Europe and Asia. The growth in consumables (+10%) was driven by the vaccine and large-scale biotechnology sectors, particularly capsules and single-use processing technologies. The growth in systems sales in the Western Hemisphere reflects the continuing investment by the biotechnology and vaccine sectors. Systems sales in Europe and Asia were down reflecting the timing of major projects. In fiscal year 2008, Company management expects double-digit sales growth in the BioPharmaceuticals market compared to fiscal year 2007.
     Life Sciences gross margins increased to 50.9% in fiscal year 2007 from 49.6% in fiscal year 2006. The improvement in gross margins was principally driven by savings generated from cost reduction initiatives, primarily the benefits of reduced labor costs from plant automation and utilization of labor in lower cost countries (primarily reflecting the significant movement of blood-bank related manufacturing operations to Mexico), as well as procurement initiatives, quality initiatives aimed at reducing scrap levels, and increased pricing which contributed approximately 18 basis points to gross margin. Furthermore, gross margins also benefited from a change in product mix, as a larger percentage of sales in fiscal year 2007 were in the higher margin BioPharmaceuticals market (comprising 46% of total Life Sciences sales compared to 44% in fiscal year 2006).
     SG&A expenses in fiscal year 2007 increased by $23,797, or about 11%. SG&A expenses were 28.3% as a percentage of sales on par with fiscal year 2006.
     R&D expenses were up about 7% year over year; coming in at $33,860 in fiscal year 2007 compared to $31,588 in fiscal year 2006. As a percentage of sales, R&D expenses were 3.8% compared to 4% in fiscal year 2006.
     As a result of the above factors, operating profit dollars increased approximately 19% to $165,286 in fiscal year 2007 compared to $138,439 in fiscal year 2006 and operating margin improved to 18.8% from 17.4%.
     Industrial:
     Presented below are summary Statements of Operating Profit for the Industrial segment for the fiscal years ended July 31, 2007 and July 31, 2006:

		% of		% of
	2007	Sales	2006	Sales
Sales	$1,369,718		$1,220,525
Cost of sales	755,614	55.2	669,859	54.9

Gross margin	614,104	44.8	550,666	45.1
SG&A	381,436	27.8	374,287	30.7
Research and development	28,554	2.1	25,783	2.1

Operating profit	$204,114	14.9	$150,596	12.3

     The tables below present sales by market and geography within the Industrial segment for the fiscal years ended July 31, 2007 and July 31, 2006, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	2007	2006	Change	Impact	Currency
By Market
General Industrial (a)	$821,957	$719,605	14.2	$31,605	9.8
Aerospace and Transportation (a)	254,675	242,624	5.0	8,453	1.5
Microelectronics	293,086	258,296	13.5	3,380	12.2

Total Industrial	$1,369,718	$1,220,525	12.2	$43,438	8.7

By Geography
Western Hemisphere	$398,428	$375,488	6.1	$663	5.9
Europe	536,094	470,941	13.8	36,808	6.0
Asia	435,196	374,096	16.3	5,967	14.7

Total Industrial	$1,369,718	$1,220,525	12.2	$43,438	8.7

(a)	In conjunction with the reorganization, in the first quarter of fiscal year 2007, the Industrial sales and marketing group was reorganized such that a portion of the commercial OEM business (approximately $50,000 in annual sales) previously tended to by, and reported in, the General Industrial market is now tended to by, and reported in, a realigned market called Aerospace & Transportation. Sales for fiscal year 2006 have been restated to reflect this change.
     Industrial segment sales grew 8.7% with all markets contributing to this gain. Overall, pricing was up slightly as improved pricing in the General Industrial market was largely offset by decreased pricing in large volume-based agreements in the Microelectronics market and decreased pricing in the Aerospace and Transportation market. Industrial systems sales increased 27.6% primarily driven by the General Industrial market. Industrial consumables sales grew 6%. Industrial represented approximately 61% of total sales in fiscal year 2007, on par with fiscal year 2006.
     Within the Industrial segment, General Industrial market sales, which account for about 60% of the Industrial segment, were up 9.8% driven by increased consumables in all markets and increased systems sales in all markets with the exception of Food & Beverage. Sales in the energy-related marketplace increased in the double-digit range, reflecting growth in consumables and systems sales. All geographies contributed to the growth in systems sales to the energy-related marketplace, while the growth in consumable sales was driven by Europe and Asia (consumable sales in the Western Hemisphere were down due to a large sale in fiscal year 2006 which did not recur in fiscal year 2007). The growth in systems sales to the energy-related marketplace reflects continued investment by customers in additional capacity via new plants, as well as the need to address environmental issues and rising energy costs (via alternative energy sources). Municipal Water sales increased in the double-digit range, driven by growth in all geographies. Key drivers in Municipal Water sales growth include water scarcity, government regulations and growing consumer awareness of drinking water safety. Food and Beverage sales were flat as growth in consumables was offset by a decline in systems sales, partly related to the product rationalization of less profitable systems in Europe and the Western Hemisphere. Sales in the Industrial Manufacturing market were up in the mid-single digit range driven by growth in the Western Hemisphere and Asia. The increase in the Western Hemisphere reflects growth in the pulp and paper and lube oil industries, while the increase in Asia reflects growth in the pulp and paper, automotive and steel industries. Company management is expecting growth in the high-single digit range in General Industrial in fiscal year 2008, with the largest growth expected in the Municipal Water and Industrial Manufacturing markets.
     Aerospace and Transportation sales increased 1.5%, primarily attributable to growth in Military sales in the Western Hemisphere and Asia related to CH-47 helicopters as well as increased OEM sales (all geographies). The growth in military and OEM sales was partly offset by a double-digit decline in commercial sales related to the sale of the Company’s Western Hemisphere commercial aerospace distribution arm to Satair in December 2005. This transaction included the one-time sale of substantial inventory and sales going forward at reduced pricing under the distributor model. In the fourth quarter of fiscal year 2007, this trend reversed as Satair restocked their depleted inventory and, as a result, commercial aerospace sales in the Western Hemisphere increased in the double-digit range. Company management is expecting high-single digit growth in the Aerospace and Transportation market in fiscal year 2008.

     Microelectronics sales were up 12.2% with all geographies contributing to this gain. Growth in this market was driven by the strength in the OEM consumer electronics market, particularly in the flat panel display area, as well as integrated circuit production for the launch of wireless gaming consoles. Furthermore, sales growth has also benefited from increased demand in the hard disk storage and ink jet printer markets. Based upon various market indicators, Company management is expecting low-single digit growth in fiscal year 2008.
     Industrial gross margins decreased to 44.8% in fiscal year 2007 from 45.1% in fiscal year 2006. The decrease in gross margins reflects the significant growth in systems sales, which are typically at lower margins, partly offset by the impact of improved profitability of systems sales, and the product rationalization of less profitable systems as discussed in the consolidated cost of sales review above. Furthermore, the Company’s manufacturing cost reduction programs, such as procurement, facilities rationalization and lean initiatives, have favorably impacted gross margins.
     SG&A expenses in fiscal year 2007 increased by $7,149, or about 2%. As a percentage of sales, SG&A expenses improved to 27.8% in fiscal year 2007 from 30.7% in fiscal year 2006. The improvement in SG&A as a percentage of sales reflects the impact of cost reduction programs, particularly EuroPall, and the benefit of increased sales.
     R&D expenses were up about 11% year over year; coming in at $28,554 in fiscal year 2007 compared to $25,783 in fiscal year 2006. As a percentage of sales, R&D expenses were 2.1% in fiscal year 2007, on par with fiscal year 2006.
     As a result of the above factors, operating profit dollars increased approximately 35% to $204,114 in fiscal year 2007 from $150,596 in fiscal year 2006 and operating margin improved to 14.9% from 12.3%.
Results of Operations 2006 Compared with 2005
Review of Consolidated Results
     Sales for the fiscal year 2006 increased 6% to $2 billion from $1.9 billion in fiscal year 2005. Exchange rates reduced reported sales by $35,412, primarily due to the strengthening of the U.S. dollar against the Euro, British Pound and Japanese Yen during the first nine months of the year, partly offset by the weakening of the U.S. dollar against certain other Asian currencies. In local currency (i.e., had exchange rates not changed year over year), sales increased 8%. Overall, pricing was flat for the full year, as decreased pricing in the Life Sciences segment related to long-term contracts in the Medical market in the Western Hemisphere was offset by increases achieved in the Company’s other markets.
     Life Sciences segment sales increased 6.0% (in local currency) largely driven by double-digit growth in the BioPharmaceuticals market. Industrial segment sales increased 9.1% (in local currency) with all markets contributing to the growth. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.
     Gross margin, as a percentage of sales, decreased to 46.8% in fiscal year 2006 from 48.5% in fiscal year 2005. This reflects pricing reductions in Medical sales in the Western Hemisphere as well as a movement toward in-line blood filtration (in Europe and Asia), which carry higher prices and profit in dollars but at a reduced margin. In addition, the reduction reflects a mix change within consumables to lower margin sales, such as Microelectronics markets’ increased sales to OEM customers and Aerospace and Transportation markets’ sales to Satair at lower distributor margins. Gross margin was also impacted by systems sales increases in the Energy market at lower margins. In addition, cost of sales reflects transitional costs, such as training and incremental depreciation on assets to be retired earlier than originally estimated, related to the Company’s facilities rationalization initiative, increases in energy costs; including costs of utilities in the Company’s manufacturing plants as well as increases in fuel related commodities, such as plastics and steel which are used to manufacture consumable filters and systems. Furthermore, cost of sales was negatively impacted by stock-based compensation and the adoption of SFAS No. 123(R) and a one-time purchase accounting adjustment related to inventory acquired as part of the BioSepra acquisition. These factors were partly offset by savings generated from the Company’s cost reduction initiatives.
     SG&A expenses in fiscal year 2006 increased by $19,629, or about 3% (approximately 5% in local currency). SG&A expenses, as a percentage of sales, decreased to 31.8% from 32.7% in fiscal year 2005. The decrease reflects savings realized from the Company’s cost reduction initiatives, partly offset by the impact of stock-based compensation and the adoption of SFAS No. 123(R), which negatively impacted SG&A expenses by 42 basis points.

     R&D expenses were $57,371 in fiscal year 2006 compared to $56,183 in fiscal year 2005, up about 2% year over year (approximately 3% in local currency). As a percentage of sales, R&D expenses were 2.8% as compared with 3% in fiscal year 2005.
     In fiscal year 2006, the Company recorded ROTC of $12,326 primarily comprised of severance and other costs in connection with the Company’s divisional realignment and on-going cost reduction initiatives (including its facilities rationalization and EuroPall initiatives), partly offset by the reversal of excess restructuring reserves recorded in fiscal year 2005. In addition, the charges include an increase in previously established environmental reserves. ROTC also includes a gain on the sale of the Company’s stock rights in Satair, which was recorded in the second quarter, as well as a gain on the sale of the Company’s investment in VITEX, that was recorded in the first quarter.
     In fiscal year 2005, the Company recorded ROTC of $38,763, primarily related to the Company’s cost reduction initiatives, including its divisional realignment plans. In addition, ROTC includes the write-down of the investment in VITEX that was deemed other-than-temporarily impaired and an increase to previously established environmental reserves. Furthermore, ROTC includes a charge of $11,953 related to the early extinguishment of the Company’s $100,000 private placement 7.83% unsecured senior notes. The charge represented the payment to the note holders under the make-whole provision of the notes reduced by the carrying value of the notes.
     The details of the charges for the years ended July 31, 2006 and July 31, 2005 can be found in Note 5, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.
     EBIT in fiscal year 2006 increased about 13% to $233,353 from $207,021 in fiscal year 2005. The increase in EBIT reflects the impact of sales growth, an improvement in SG&A as a percentage of sales and a reduction in ROTC. These factors were partly offset by the impact of lower gross margins, and stock-based compensation and the adoption of SFAS No. 123(R).
     Net interest expense in fiscal year 2006 increased to $30,123 (as restated) from $29,997 in fiscal year 2005 (as restated). The comparison of net interest expense compared to fiscal year 2005 reflects an increase in interest expense of approximately $3,000 related to the tax matter as discussed in Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements. The impact of a reduction in average net debt levels throughout the year largely offset the above.
     In fiscal year 2006, the Company’s effective tax rate was 74.3% (as restated) as compared to 35.8% (as restated) in fiscal year 2005. The increase in the effective tax rate is mainly attributable to an increase in certain unpaid intercompany payable balances that resulted from sales of products by a foreign subsidiary of the Company to a U.S. subsidiary of the Company that gave rise to deemed dividend income (see Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements for further details) and an incremental provision for income taxes in fiscal year 2006 related to $398,000 of foreign earnings intended to qualify for repatriation under the Homeland Investment Act (see Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements for further details). See Note 13, Income Taxes, to the accompanying consolidated financial statements for further details on the components of the Company’s effective tax rate.
     Net earnings in fiscal year 2006 were $52,140, or 41 cents per share (as restated), compared with net earnings of $113,703, or 91 cents per share, in fiscal year 2005 (as restated). In summary, the decrease in net earnings reflects the increase in EBIT offset by an increase in provision for income taxes as discussed above. Company management estimates that foreign currency translation reduced net earnings by approximately 1 cent per share.
     On December 16, 2005, the Company and Satair signed an agreement whereby Satair acquired the exclusive rights to the Western Hemisphere commercial aerospace aftermarket distribution channel for the Company’s products for a ten-year period. The transaction was valued at $22,000, of which $19,000 was paid to the Company in cash on the closing date, and $3,000 in a five-year non-interest bearing note receivable, payable in equal installments. In addition, the agreement required Satair to purchase certain finished goods inventory from the Company valued at $5,683. The $22,000 in cash and notes receivable received for the distribution rights were recorded as deferred revenue and are being amortized as an increase to sales over the life of the distribution agreement. The transaction was accretive to earnings in fiscal year 2006.

Review of Operating Segments
     The following table presents sales and operating profit by segment for the fiscal years ended July 31, 2006 and July 31, 2005.

		%		%	%
	2006	Margin	2005	Margin	Change
SALES:
Life Sciences	$796,305		$764,736		4.1
Industrial	1,220,525		1,137,548		7.3

Total	$2,016,830		$1,902,284		6.0

OPERATING PROFIT (a):
Life Sciences	$138,439	17.4	$124,037	16.2	11.6
Industrial	150,596	12.3	156,824	13.8	(4.0)

Total operating profit	289,035	14.3	280,861	14.8	2.9
General corporate expenses	41,689		34,240		21.8

Earnings before ROTC, interest expense, net and income taxes (b)	247,346	12.3	246,621	13.0	0.3
ROTC (b)	13,993		39,600
Interest expense, net (c)	30,123		29,997

Earnings before income taxes (c)	$203,230		$177,024

(a)	Operating profit for the fiscal years ended July 31, 2006 and July 31, 2005 has been restated in accordance with the Company’s new organizational structure, including the aforementioned changes in certain internal segment financial reporting principles.

(b)	Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales. Such adjustments include incremental depreciation and other adjustments of $769 for the fiscal year ended July 31, 2006, recorded in conjunction with the Company’s facilities rationalization initiative. Furthermore, such adjustments include a charge of $898 and $837 for the years ended July 31, 2006 and July 31, 2005, respectively, related to a one-time purchase accounting adjustment to record, at market value, inventory acquired from BioSepra. This resulted in a $2,431 increase in acquired inventories in accordance with SFAS No. 141 and a charge to cost of sales in the periods when the sale of a portion of the underlying inventory occurred. The adjustment is excluded from operating profit as management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold.

(c)	Interest expense, net and Earnings before income taxes have been restated for fiscal years 2006 and 2005 as more fully described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements.
     Life Sciences:
     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the fiscal years ended July 31, 2006 and July 31, 2005:

		% of		% of
	2006	Sales	2005	Sales
Sales	$796,305		$764,736
Cost of sales	401,224	50.4	386,202	50.5

Gross margin	395,081	49.6	378,534	49.5
SG&A	225,054	28.3	220,700	28.9
Research and development	31,588	4.0	33,797	4.4

Operating profit	$138,439	17.4	$124,037	16.2

     The tables below present sales by market and geography within the Life Sciences segment for the fiscal years ended July 31, 2006 and July 31, 2005, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	2006	2005	Change	Impact	Currency
By Market
Medical	$444,033	$443,256	0.2	$(6,930)	1.7
BioPharmaceuticals	352,272	321,480	9.6	(7,668)	12.0

Total Life Sciences	$796,305	$764,736	4.1	$(14,598)	6.0

By Geography
Western Hemisphere	$352,027	$343,045	2.6	$665	2.4
Europe	335,089	319,192	5.0	(11,694)	8.6
Asia	109,189	102,499	6.5	(3,569)	10.0

Total Life Sciences	$796,305	$764,736	4.1	$(14,598)	6.0

     Life Sciences segment sales increased 6.0% in fiscal year 2006 compared to fiscal year 2005. Life Sciences represented approximately 39% of total sales in fiscal year 2006 compared to 40% in fiscal year 2005.
     Within Life Sciences, Medical market sales, which represented approximately 55% of Life Sciences sales, increased 1.7%, driven primarily by growth in the Blood Filtration and BioSciences markets. Sales in Blood Filtration increased in the low single-digit range as growth in Europe (related to new tender wins) and Asia (sales related to the transition from bedside to blood center leukoreduction) was offset by a decline in the Western Hemisphere, reflecting reduced pricing related to long-term contracts put in place at the end of fiscal year 2005. The BioSciences sales increase was driven by an increase in Laboratory sales in all geographies, growth in OEM sales (primarily Europe) as well as increased Cell Therapy sales in the Western Hemisphere and Europe. The overall growth in Laboratory sales was driven by increased sales of core products and the continued success of the Company’s disposable sample preparation products. Growth in Cell Therapy was driven by strong demand for the Company’s Cord Blood mononuclear cell collection, processing and storage systems.
     BioPharmaceuticals market sales increased 12.0%, driven by strong growth in consumables in all geographies. The growth in consumables was driven by the biotechnology and vaccine market sectors. The Chromatography market sector opportunities are developing with BioSepra sorbents now established in a number of new applications at production scale. Euroflow columns and associated systems also contributed to growth in fiscal year 2006. Throughout the year, the Company saw increasing demand for single-use processing technologies and systems.
     Life Sciences gross margins increased slightly to 49.6% in fiscal year 2006 from 49.5% in fiscal year 2005. Gross margins reflect savings generated from the Company’s cost reduction initiatives, largely offset by pricing reductions in Medical sales in the Western Hemisphere as well as a movement toward in-line blood filtration (in Europe and Asia), which carry higher prices and profit in dollars but at a reduced margin. Furthermore, gross margins were also negatively impacted by increases in energy costs as discussed in the Review of Consolidated Results section above.
     SG&A expenses in fiscal year 2006 increased by $4,354, or about 2%. As a percentage of sales, SG&A expenses were 28.3% in fiscal year 2006 compared with 28.9% in fiscal year 2005. The decrease in SG&A as a percentage of sales reflects the benefit of the Company’s cost reduction programs and the impact of the growth in sales, partly offset by the impact of stock compensation and the adoption of SFAS No. 123(R).
     R&D expenses decreased about 7% year over year; coming in at $31,588 in fiscal year 2006 compared to $33,797 in fiscal year 2005. As a percentage of sales, R&D expenses were 4% in fiscal year 2006 compared to 4.4% in fiscal year 2005.
     As a result of the above factors, operating profit dollars increased approximately 12% to $138,439 in fiscal year 2006 from $124,037 in fiscal year 2005 and operating margin improved to 17.4% from 16.2%.

     Industrial:
     Presented below are Summary Statements of Operating Profit for the Industrial segment for the fiscal years ended July 31, 2006 and July 31, 2005:

		% of		% of
	2006	Sales	2005	Sales
Sales	$1,220,525		$1,137,548
Cost of sales	669,859	54.9	591,877	52.0

Gross margin	550,666	45.1	545,671	48.0
SG&A	374,287	30.7	366,461	32.2
Research and development	25,783	2.1	22,386	2.0

Operating profit	$150,596	12.3	$156,824	13.8

     The tables below present sales by market and geography within the Industrial segment for the fiscal years ended July 31, 2006 and July 31, 2005, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	2006	2005	Change	Impact	Currency
By Market
General Industrial (a)	$719,605	$692,265	4.0	$(11,715)	5.6
Aerospace and Transportation (a)	242,624	225,824	7.4	(3,371)	8.9
Microelectronics	258,296	219,459	17.7	(5,728)	20.3

Total Industrial	$1,220,525	$1,137,548	7.3	$(20,814)	9.1

By Geography
Western Hemisphere	$375,488	$346,127	8.5	$1,300	8.1
Europe	470,941	463,289	1.7	(15,602)	5.0
Asia	374,096	328,132	14.0	(6,512)	16.0

Total Industrial	$1,220,525	$1,137,548	7.3	$(20,814)	9.1

(a)	In conjunction with the reorganization, in the first quarter of fiscal year 2007, the Industrial sales and marketing group was reorganized such that a portion of the commercial OEM business (approximately $50,000 in annual sales) previously tended to by, and reported in, the General Industrial market is now tended to by, and reported in, a realigned market called Aerospace & Transportation. Sales for fiscal years 2006 and 2005 have been restated to reflect this change.
     Industrial segment sales grew 9.1% with all markets contributing to this gain. Overall, Industrial systems sales were flat, while consumables sales grew 10.7%. Industrial represented approximately 61% of total sales in fiscal year 2006 compared with 60% in fiscal year 2005.
     Within the Industrial segment, General Industrial market sales, which account for about 60% of the Industrial segment, were up 5.6% compared to fiscal year 2005, with all markets contributing with the exception of Municipal Water. General Industrial systems sales increased 1.8% as strong sales in the Energy-related and Food & Beverage markets were partly offset by timing of sales in Municipal Water.
     Within General Industrial, Energy-related sales increased in the double-digit range driven by increases in both consumables and systems sales. All geographies contributed to this gain. Customer investment in new plant capacity and upgrading of existing plants drove growth. In light of rising energy costs, the Company’s customers in the energy markets were striving to increase production, protect and extend the life of expensive equipment and develop alternative fuel sources. These trends were key growth drivers in the year. Food and Beverage sales increased in the mid-single digit range driven by growth in the Western Hemisphere (systems and consumables) and Asia (consumables). A decrease in Europe (the Company’s largest Food & Beverage market), related to a weakness in the wine markets, partly offset the above. Municipal Water sales were down in the double-digit range reflecting delays in contract rollouts. Sales in the Industrial Manufacturing market increased in the mid-single digit range as growth in Europe and Asia was offset by a decrease in the Western Hemisphere related to pressure in the pulp and paper markets.

     Aerospace and Transportation sales increased 8.9%, primarily attributable to growth in military sales in all geographies and incremental, but discounted, commercial sales in the Western Hemisphere attributable to the Company’s expanded agreement/relationship with Satair.
     Microelectronics sales were up 20.3%, as the Company continued to benefit from new fabrication construction and strength in the consumer electronics markets, such as gaming consoles, MP3 players, multimedia cell phones, flat panel screen displays and televisions, and ink jet printers and cartridges. The Company’s strategic diversification of its Microelectronics business into consumer electronics and its OEM sales strategy has enabled it to take advantage of this strong consumer market trend. All geographies achieved double-digit growth compared with fiscal year 2005.
     Industrial gross margins decreased to 45.1% in fiscal year 2006 from 48% in fiscal year 2005. The decrease in gross margins reflects a mix change within consumables to lower margin sales, such as Microelectronics’ increased sales to OEM customers and Aeropower sales to Satair at lower distributor margins. Gross margins were also impacted by systems sales increases in Energy markets, with lower margins as well as by increases in energy costs as discussed in the Review of Consolidated Results section above. These factors were partly offset by savings generated from the Company’s cost reduction initiatives.
     SG&A expenses in fiscal year 2006 increased by $7,826, or about 2%. As a percentage of sales, SG&A expenses improved to 30.7% in fiscal year 2006 from 32.2% in fiscal year 2005. The improvement in SG&A as a percentage of sales reflects the benefit of cost reduction programs and the growth in sales, partly offset by the impact of stock-based compensation and the adoption of SFAS No. 123(R).
     R&D expenses increased about 15% year over year; coming in at $25,783 in fiscal year 2006 compared to $22,386 in fiscal year 2005. As a percentage of sales, R&D expenses were 2.1% in fiscal year 2006 compared to 2% in fiscal year 2005.
     Operating profit dollars decreased approximately 4% to $150,596 in fiscal year 2006 compared to $156,824 in fiscal year 2005, and operating margin decreased to 12.3% from 13.8%, reflecting the factors discussed above.
Liquidity and Capital Resources
     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $372,400, a turnover ratio of 5.9 at July 31, 2007 as compared with $398,500, a turnover ratio of 4.6 at July 31, 2006. Accounts receivable days sales outstanding (“DSO”) was 74 days as compared to 75 days in fiscal year 2006. Inventory turns were 2.7 for the year ended July 31, 2007 as compared to 2.6 for the year ended July 31, 2006.
     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at July 31, 2007 to those at July 31, 2006, the British Pound and the Euro have strengthened against the U.S. dollar, while the Japanese Yen has weakened against the U.S. dollar. The effect of foreign exchange increased non-cash working capital by $23,138, including net inventory, net accounts receivable and other current assets by $16,199, $20,505 and $3,657, respectively, as compared to July 31, 2006. Additionally, foreign exchange increased accounts payable and other current liabilities by $16,107 and income tax payable by $1,116.
     Net cash provided by operating activities in fiscal year 2007 was $332,928, an increase of $114,100, or approximately 52%, as compared with fiscal year 2006. The increase in cash flow reflects increased net earnings as well as changes in working capital items, particularly income taxes, and accounts payable and accrued expenses, partly offset by the impact of the Satair transaction, which positively impacted cash flow in fiscal year 2006.
     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $235,165 in fiscal year 2007, as compared with $122,861 in fiscal year 2006. The increase in free cash flow reflects the increase in cash provided by operating activities as discussed above partly offset by an increase in capital expenditures. Company management believes this measure is important because it is a key element of its planning. The Company utilizes free cash flow, which is a non-GAAP measure, as one way to measure its current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	2007	2006	2005
Net cash provided by operating activities	$332,928	$218,828	$161,608
Less capital expenditures	97,763	95,967	86,153

Free cash flow	$235,165	$122,861	$75,455

     Overall, net debt (debt net of cash and cash equivalents), as a percentage of total capitalization (net debt plus equity), was 15.2% at July 31, 2007 as compared to 29.2% at July 31, 2006. Net debt decreased by approximately $195,400 compared with July 31, 2006 primarily reflecting an increase in cash and cash equivalents of $114,300 and a reduction in gross debt of $89,300. The impact of foreign exchange rates increased net debt by about $8,200.
     As more fully described in Note 2, Audit Committee Inquiry and Restatement, and Note 11, Notes Payable and Long-Term Debt, to the accompanying consolidated financial statements, as a result of the matters underlying the restatement, the Company failed to comply with certain representations, warranties and covenants in its debt agreements, including its inability to timely file its periodic reports with the SEC. The Company entered into amendments and/or waivers of those agreements. Under the terms of those amendments and waivers, the Company was obligated to return to compliance with its reporting obligations under the federal securities laws by March 31, 2008. As of the date hereof, the Company is in compliance with its covenants under the foregoing agreements, as amended by such instruments. Such matters did not affect the Company’s compliance with the financial covenants contained in its five-year revolving credit facility with a syndicate of financial institutions, which provide that the Company may not have a consolidated net interest coverage ratio, based upon trailing four quarter results, that is less than 3.50 to 1.00, nor a consolidated leverage ratio, based upon trailing four quarter results, that is greater than 3.50 to 1.00. The Company is in compliance with these financial covenants.
     In September 2007, the Company deposited $135,000 with the Internal Revenue Service based on the estimated understatement of U.S. income tax payments including estimated interest, but not including potential penalties as more fully described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements. This deposit was partially financed with approximately $90,000 of additional indebtedness.
     The Company utilizes cash flow generated from operations and its revolving credit facility referred to above to meet its short-term liquidity needs. For further discussion of the Company’s revolving credit facility, refer to Note 11, Notes Payable and Long-Term Debt, to the accompanying consolidated financial statements. Company management considers its existing lines of credit, along with the cash generated from operations, to be sufficient to meet its short-term liquidity needs.
     Capital expenditures were $97,763 in fiscal year 2007. Depreciation and amortization expense were $85,517 and $8,460, respectively. In fiscal year 2008, capital expenditures are expected to be no more than $130,000. Depreciation and amortization expense are expected to total approximately $95,000 in fiscal year 2008.
     On October 14, 2004, the Company’s board of directors authorized the expenditure of up to $200,000 for the repurchase of the Company’s common stock. On November 15, 2006, the board authorized an additional expenditure of $250,000 to repurchase shares. The Company repurchased stock of $64,246 and $100,727 in fiscal years 2005 and 2006, respectively. At July 31, 2005 and July 31, 2006, there was $260,754 and $160,027, respectively available to be expended under the current stock repurchase authorizations. In fiscal year 2007, the Company repurchased stock of $61,795 leaving $348,232 remaining at July 31, 2007 to be expended under the current stock repurchase authorizations. Net proceeds from stock plans were $39,611 in fiscal year 2007.
     The Company increased its quarterly dividend by 9%, from 11 cents to 12 cents per share, effective with the dividend declared on January 11, 2007, following an increase to 11 cents from 10 cents per share, effective with the dividend declared on January 19, 2006. In fiscal year 2007, the Company paid dividends of $56,228, an increase of 7% compared to fiscal year 2006, reflecting the increases in the quarterly dividends as discussed above partly offset by a reduction in shares outstanding due to the repurchase of shares of the Company’s common stock. There were no dividends declared during the fourth quarter of fiscal year 2007 due to the commencement of the audit committee inquiry as more fully described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements. Subsequent to July 31, 2007, the board of directors declared two dividends of $0.12 per share in the first quarter of fiscal year 2008 in September 2007 and October 2007. The board of directors declared a third $0.12 per share dividend in January 2008. In addition, the board of directors raised the dividend to $0.13 per share when it declared a dividend in March 2008.

     The following is a summary of the Company’s contractual commitments as of July 31, 2007 (Interest on long-term debt includes the amount of interest due to be paid during the respective fiscal year based upon the amount of debt outstanding as of July 31, 2007):

	Year Ended
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$1,771	$2,260	$78,234	$219,522	$1,814	$289,761	$593,362
Interest on long-term debt	30,063	30,117	29,872	27,731	17,702	11,222	146,707
Operating leases	21,224	13,572	9,073	4,569	2,405	1,876	52,719
Purchase commitments	91,550	20,423	6,795	472	356	2,903	122,499
Employment contracts	7,529	4,160	—	—	—	—	11,689
Other commitments	3,686	1,074	305	220	220	2,522	8,027

Total commitments	$155,823	$71,606	$124,279	$252,514	$22,497	$308,284	$935,003

Adoption of New Accounting Pronouncements
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF No. 06-3”). EITF No. 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The Company adopted EITF No. 06-3 in the third quarter of fiscal year 2007. The Company will continue to present taxes within the scope of EITF No. 06-3 on a net basis. As such, the adoption of EITF No. 06-3 did not have any effect on the Company’s consolidated financial statements.
     As of July 31, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). In accordance with SFAS No. 158, the Company is required to record the difference between its benefit obligations and any plan assets of its defined benefit plans. Upon adoption, SFAS No. 158 requires the recognition of previously unrecognized actuarial gains and losses, prior service costs or credits and net transition amounts within accumulated other comprehensive income (expense), net of tax. Additionally, SFAS No. 158 requires companies to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position, which is July 31. The Company’s defined benefit pension plans are already measured as of July 31; therefore, the measurement date provisions of SFAS No. 158 did not affect the Company’s existing valuation practices. The initial impact of adopting the provisions of SFAS No. 158 was a charge to accumulated other comprehensive income of $20,277, an increase to noncurrent deferred tax assets of $11,580 and an increase to other non-current liabilities of $31,857.
     On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under the transition provisions of SAB No. 108, if the effect of the initial adoption is determined to be material, the cumulative effect may be reported as an adjustment to retained earnings as of the beginning of the year with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. The Company adopted the provisions of SAB No. 108 in the fourth quarter of fiscal year 2007 and recorded a cumulative effect adjustment to the opening balance of retained earnings of $5,957, an increase to noncurrent deferred tax assets of $2,982 and an increase to other non-current liabilities of $8,939, substantially all of which relates to periods prior to fiscal 2005.
     The uncorrected misstatement for consideration under SAB No. 108, which was considered immaterial to the Company’s financial position and results of operations in prior reporting periods under the income statement approach, related to an understatement of pension liabilities in a foreign subsidiary and the related understatement of pension expense which had not been recognized in accordance with SFAS No. 87, Employers’ Accounting for Pensions.
     For more details regarding the adoption of SFAS No. 158 and SAB No. 108, refer to Note 1, Accounting Policies and Related Matters, Note 3, Impact of Staff Accounting Bulletin No. 108 and Note 15, Pension and Profit Sharing Plans and Arrangements, to the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes a recognition threshold and measurement process for recording income tax positions in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a two-step evaluation process for income tax positions. The first step is recognition and, if the recognition threshold is met, a second step, measurement, is applied. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that an income tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the income tax position meets the more-likely-than-not recognition threshold it is measured and the appropriate amount is recognized in the financial statements as the largest amount of income tax benefit that is greater than 50% likely of being realized. If an income tax position does not meet the more-likely-than-not recognition threshold, no benefit for that position is recognized in the financial statements.
     Income tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN No. 48 may be recognized or, continue to be recognized, upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN No. 48 is effective for the Company beginning in fiscal year 2008, with earlier adoption permitted. The Company has completed the process of assessing the effect of adopting FIN No. 48 and will record an increase in the opening balance of retained earnings as of August 1, 2007 in the amount of $5,583.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning with fiscal year 2009, except as revised by FASB Staff Position (FSP) No. 157-2, issued in February 2008. This FSP delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are reorganized or disclosed at fair value in the financial statements on a periodic basis (at least annually). The Company is in the process of assessing the effect SFAS No. 157 may have on its consolidated financial statements.
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
     In June 2007, the FASB ratified EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF No. 07-3 is effective, on a prospective basis, for the Company beginning with fiscal year 2009. The Company is in the process of assessing the effect EITF No. 07-3 may have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company beginning with fiscal year 2010.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company beginning with fiscal year 2010.

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
Foreign Currency
     The Company’s reporting currency is the U.S. dollar. Because the Company operates through subsidiaries or branches in over thirty countries around the world, its earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. dollar. Company management estimates that foreign exchange translation reduced earnings per share by 4 cents in fiscal year 2007.
     Most of the Company’s products are manufactured in the United States, Puerto Rico, Germany and the United Kingdom, and then sold into many countries. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. dollar to the British Pound (the “Pound”), the Euro, the Japanese Yen (the “Yen”), Swiss Franc, the Australian Dollar and the Singapore Dollar, as well as adverse changes in the relationship of the Pound to the Euro. Exposure exists when the functional currency of the buying subsidiaries weakens against the U.S. dollar, the Pound or the Euro, thus causing an increase of the product cost to the buying subsidiary or a reduction in the sales price from the selling subsidiary, which adversely affects the Company’s consolidated gross margin and net earnings. The effect of foreign exchange is partially mitigated because of the significant level of manufacturing done in Europe. In fiscal year 2007, the Pound, Euro, Swiss Franc, Australian Dollar and Singapore Dollar strengthened by approximately 9.2%, 7.5%, 3.6%, 6.8% and 5.9%, respectively, against the U.S. dollar compared with the average exchange rates in effect in fiscal year 2006. The Yen weakened against the U.S. dollar by approximately 3.1%. Additionally, the Euro weakened against the Pound by approximately 1.6%. Due to the difficulty in estimating the economic effect of foreign currency rates, particularly in periods of high volatility of such rates, Company management does not provide such estimated effects and reports only the translation effect to earnings per share disclosed above.
     The Company is also exposed to transaction risk from adverse changes in exchange rates. These short-term transaction exposures are primarily Yen, Euro, Pound, Singapore dollar and Australian dollar denominated receivables and payables. These short-term exposures to changing foreign currency exchange rates are managed by opening forward foreign exchange contracts (“forwards”) to offset the earnings and cash flow impact of non-functional currency denominated receivables and payables as well as the expeditious payment of balances. In addition, the Company enters into loans denominated in foreign currencies to offset the earnings and cash flow impact of nonfunctional currency-denominated receivables. The Company does not enter into forwards for trading purposes. At July 31, 2007, these exposures amounted to approximately $71,199 and were offset by forwards with a notional principal amount of $8,253. If a hypothetical 10% simultaneous adverse change had occurred in exchange rates, net earnings would have decreased by approximately $3,326, or approximately 3 cents per share.
Interest Rates
     The Company is exposed to changes in interest rates, primarily due to its financing and cash management activities, which include long and short-term debt as well as cash and certain short-term, highly liquid investments considered to be cash equivalents.
     The Company’s debt portfolio is comprised of both fixed and variable rate borrowings. The Company manages the composition of the portfolio, and concurrently interest rate exposure by employing interest rate swaps. Including the effect of interest rate swaps, the Company’s debt portfolio was approximately 42% variable rate at July 31, 2007, compared to 55% variable rate at July 31, 2006. As of July 31, 2007, the Company had cash flow interest rate swaps (i.e., variable to fixed rate swaps) with notional amounts aggregating $75,969 outstanding. The fair value of the interest rate swaps at July 31, 2007 was a liability of $197. The cash flows on the above mentioned interest rate swaps mirror the cash flows of the hedged underlying debt instruments. The Company does not enter into interest rate swaps for trading purposes.
     For the year ended July 31, 2007, interest expense, net of interest income, was $39,056. A hypothetical 10% shift in market interest rates for fiscal year 2007 could have an adverse affect on interest of approximately $244.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The financial statements required by this item are located immediately following the signature pages of this Form 10-K. See Item 15 (a)(1) for a listing of financial statements provided.
     The financial information presented below for the quarters prior to the fourth quarter of fiscal year 2007 have been restated as set forth in this Form 10-K as more fully described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying consolidated financial statements. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.
     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands,	First	Second	Third	Fourth		Full
except per share data)	Quarter	Quarter	Quarter	Quarter		Year
2007 (As Reported):
Net sales	$499,288	$544,930	$559,347		(b)		(b)
Gross profit	223,672	256,470	277,120		(b)		(b)
Restructuring and other charges (gains), net (a)	17,088	(3,648)	8,620		(b)		(b)
Earnings before income taxes	29,189	71,790	80,907		(b)		(b)
Net earnings	24,434	55,803	67,074		(b)		(b)
Earnings per share:
Basic	0.20	0.45	0.54		(b)		(b)
Diluted	0.20	0.45	0.54		(b)		(b)

2007 (As Restated):
Net sales	$499,288	$544,930	$559,347	$646,340		$2,249,905
Gross profit	223,672	256,470	277,120	302,094		1,059,356
Restructuring and other charges (gains), net (a)	17,088	(3,648)	8,620	292		22,352
Earnings before income taxes	24,279	66,879	75,996	93,375		260,529
Net earnings	16,001	44,347	50,371	16,778		127,497
Earnings per share:
Basic	0.13	0.36	0.41	0.14		1.04
Diluted	0.13	0.36	0.40	0.13		1.02

2006 (As Reported):
Net sales	$431,162	$478,436	$509,981	$597,251		$2,016,830
Gross profit	201,677	225,818	238,593	277,992		944,080
Restructuring and other (gains) charges, net (a)	(50)	3,736	7,313	1,327		12,326
Earnings before income taxes	33,215	42,906	54,271	79,984		210,376
Net earnings	25,110	32,436	25,189	62,758		145,493
Earnings per share:
Basic	0.20	0.26	0.20	0.50		1.16
Diluted	0.20	0.26	0.20	0.50		1.16

2006 (As Restated):
Net sales	$431,162	$478,436	$509,981	$597,251		$2,016,830
Gross profit	201,677	225,818	238,593	277,992		944,080
Restructuring and other (gains) charges, net (a)	(50)	3,736	7,313	1,327		12,326
Earnings before income taxes	31,429	41,119	52,484	78,198		203,230
Net earnings (loss)	19,842	26,074	(47,041)	53,265		52,140
Earnings (loss) per share:
Basic	0.16	0.21	(0.37)	0.43		0.42
Diluted	0.16	0.21	(0.37)	0.43		0.41

(a)	Refer to Note 5, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.

(b)	No financial information for the fourth quarter or full year had been reported prior to the aforementioned restatement; as such, this information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2007. Based on this evaluation and considering the material weakness in internal control over financial reporting described below relating to the Company’s accounting for income taxes, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     The Company has taken remedial action with respect to such material weakness and is continuing to consider the appropriateness of other measures as more fully described below. In addition, in January 2008, the Company terminated the employment of four employees who previously had been placed on administrative leave as a result of the matter that gave rise to the restatement and who had principal responsibility for tax and treasury matters.
INTERNAL CONTROL OVER FINANCIAL REPORTING
(a) Management’s annual report on internal control over financial reporting.
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
     Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2007.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified as of July 31, 2007: the Company lacked a periodic review to ensure that the income tax impact of certain intercompany transactions were properly considered in the Company’s provision for income taxes. The Company has restated its previously issued consolidated financial statements for each of the eight fiscal years in the period ended July 31, 2006 and for each of the fiscal quarters ended October 31, 2006, January 31, 2007, and April 30, 2007 to correct reported provision for income taxes, interest expense, net, income taxes payable, and deferred income taxes in such consolidated financial statements.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm.

(b) Attestation report of the registered public accounting firm.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pall Corporation:
     We have audited Pall Corporation and subsidiaries internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pall Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting (Item 9A(a)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s accounting for income taxes has been identified and included in management’s assessment.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2007. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the July 31, 2007 consolidated financial statements, and this report does not affect our report dated March 28, 2008, which expressed an unqualified opinion on those consolidated financial statements.
     In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Pall Corporation and subsidiaries has not maintained effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
KPMG LLP

Melville, New York
March 28, 2008

(c) Changes in internal control over financial reporting.
     There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     During the quarter ended October 31, 2007, the Company implemented additional controls and procedures as listed below:
•	Changes in the resources and technical expertise of the Tax and Treasury functions, including the termination of the employment of four employees discussed above.

•	Additional processes requiring the monthly review of intercompany transactions to determine if balances are being settled in accordance with applicable intercompany settlement policies and to ensure that exceptions are given appropriate income tax consideration. In addition, a quarterly review of income in foreign subsidiaries that may be subject to U.S. income tax for inclusion in the Company’s forecasted effective tax rate to be applied in its interim periods was implemented.
     The Company is planning training initiatives for all employees affected by revisions to its policies and procedures, as well as specialized training with respect to tax considerations for relevant employees.
     The above listed remediation actions were tested and deemed to be effective as of January 31, 2008, therefore, the Company has remediated its material weakness in internal control over financial reporting.
     The Company believes that as a result of the actions it has taken to date, including the implementation of the additional controls and procedures outlined above, the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.
ITEM 9B. OTHER INFORMATION.
     On March 25, 2008, the Company entered into the Third Amendment and Waiver to the Five-Year Credit Agreement, dated as of June 21, 2006, among Pall Corporation, the subsidiaries of the Company named on the signature pages thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as facility agent for the Lenders, and J.P. Morgan Europe Limited, as London agent for the Lenders. The Third Amendment and Waiver clarified certain matters with respect to the conditions applicable to the continued effectiveness of the amendments and waivers effected thereunder, which were originally necessitated by the Company’s failure to comply with certain of its representations, warranties and covenants under its Five-Year Credit Agreement as a result of the matters that gave rise to the restatement. A copy of the Third Amendment and Waiver is filed as an exhibit to this report.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
(a) Identification of directors:
MEMBERS OF THE BOARD OF DIRECTORS OF THE REGISTRANT
     Daniel J. Carroll, Jr., age 63, was the CEO of Telcordia Technologies from September 2005 until May 2007. He continues to serve on the Telcordia board. Telcordia is a global provider of telecommunications network software and services for internet protocol, wireline, wireless and cable customers. Mr. Carroll held a number of executive positions with AT&T Corp. until its spin-off of Lucent Technologies Inc. He retired from his employment as an officer of Lucent in 2000. He has been a director of the Company since 1999.

     Cheryl W. Grisé, age 55, was executive vice president of Northeast Utilities, a public utility holding company, from December 2005 until her retirement in July 2007. Prior to that time, Ms. Grisé had served in various senior management positions at Northeast Utilities since 1998. Ms. Grisé was a director of Dana Corporation until February 1, 2008 and currently serves on the board of MetLife, Inc. She also serves as chairperson of the board of the University of Connecticut Foundation and as a member of the board of Kingswood-Oxford School. Ms. Grisé has been a director of the Company since August 2007.
     John H. F. Haskell, Jr., age 76, was for more than the past five years, until his retirement on March 31, 2004, an investment banker and advisor with the investment banking firm of UBS Securities LLC, New York, New York, and its predecessors. From March 31, 2004 until May 31, 2005, he was a non-employee advisor for UBS. Mr. Haskell is co-chair of the board of the French Institute Alliance Française and serves as a board director of other not-for-profit organizations. Mr. Haskell has been a director of the Company since 1998.
     Ulric S. Haynes, Jr., age 76, was the U.S. Ambassador to Algeria from 1977 to 1981. He was executive dean for university international relations at Hofstra University, Hempstead, New York, from September 1996 until his retirement in 2003. Prior to September 1996, Mr. Haynes was dean of the Business School at Hofstra University. He serves as a director of the Council of American Ambassadors. He has been a director of the Company since 1994.
     Eric Krasnoff, age 56, has been chairman and chief executive officer of the Company since July 1994. He has also been a director of the Company since 1994. He serves on the board of three not-for-profit organizations.
     Dennis N. Longstreet, age 62, was from 1998 until his retirement in late 2005 company group chairman of Johnson & Johnson Medical Devices, culminating a 36-year career in operational and sales management roles with Johnson & Johnson, a manufacturer of health care products and provider of related services for the consumer, pharmaceutical and medical devices and diagnostic markets. He is a former chairman of the AdvaMed Industry Foundation and serves on the board of trustees, the board of governors and the board of other not-for-profit organizations. Mr. Longstreet also serves on the board of Avalign Technologies, Inc. He has been a director of the Company since 2006.
     Edwin W. Martin, Jr., age 76, was associate and deputy U.S. commissioner of education from 1969 to 1979 and assistant secretary of education from 1979 to 1981. Dr. Martin was president and chief executive officer of the National Center for Disability Services until November 1994 and since then has been president-emeritus and a trustee. Dr. Martin is a member of the Roslyn Bank Divisional Advisory Board to the New York Community Bank. In 2007, Dr. Martin was also elected mayor of Venice, Florida for a term lasting until 2010. He has been a director of the Company since 1993.
     Katharine L. Plourde, age 56, was a principal and analyst at the investment banking firm of Donaldson, Lufkin & Jenrette, Inc., New York, New York, until November 1997. Since that time, she has engaged in private investing and is currently serving on the board of one not-for-profit organization. Since February 2002, she has also served on the board of OM Group Inc. Ms. Plourde has been a director of the Company since 1995.
     Heywood Shelley, age 80, has been a practicing attorney with the firm of Carter Ledyard & Milburn LLP, New York, New York since 1951. This firm has in the past acted and may in the future act as legal counsel to the Company in some matters. Mr. Shelley has been a director of the Company since 1990.
     Edward L. Snyder, age 61, is professor of laboratory medicine and associate chair for clinical affairs of the Department of Laboratory Medicine at Yale University School of Medicine. He is also director of Blood Bank/Apheresis Service and assistant chief/associate chair for clinical affairs at the Department of Laboratory Medicine at Yale-New Haven Hospital. Dr. Snyder has “appointed consultant” status with the Food and Drug Administration Medical Devices Advisory Committee–Hematology and Pathology Devices Panel, and is a past president of the American Association of Blood Banks. He is the chair-elect of the volunteer board, National Marrow Donor Program. Dr. Snyder also serves on the Company’s Medical Advisory Board and has been a director of the Company since 2000.

     Edward Travaglianti, age 59, has been since February 2004 the president of Commerce Bank, Long Island, which is part of Commerce Bancorp. Mr. Travaglianti was president of Commercial Markets at Citibank, N.A. from July 2001, when Citibank acquired European American Bank (EAB), until his retirement in October 2002. Prior to that acquisition, Mr. Travaglianti was, from July 1995, chairman and chief executive officer of EAB. Mr. Travaglianti serves as the chairman of the board and a director of several not-for-profit and health-related organizations. He has been a director of the Company since 2001.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act and the rules thereunder require the Company’s directors and executive officers to file reports of their ownership and changes in ownership of common stock with the SEC. Personnel of the Company generally prepare these reports on the basis of information obtained from each director and executive officer. Based on such information, the Company believes that all reports that were required by Section 16(a) of the Exchange Act to be filed by directors and executive officers of the Company during the fiscal year ended July 31, 2007, were filed on time.
(b) Identification of executive officers:
EXECUTIVE OFFICERS OF THE REGISTRANT

			First Appointed an
Name	Age(1)	Current Positions Held	Executive Officer
Eric Krasnoff(2)	56	Chairman and Chief Executive Officer	1986

Lisa McDermott	42	Chief Financial Officer and Treasurer	2006

Donald B. Stevens	62	Chief Operating Officer and President, Industrial	1994

Roberto Perez	58	Group Vice President and President, Life Sciences	2003

Mary Ann Bartlett	62	Senior Vice President and General Counsel	1997

(1)	Age as of March 21, 2008.

(2)	Mr. Krasnoff is a director of the Company and member of the board’s executive committee.
     None of the persons listed above is related.
     For more than the past five years, the principal occupation of persons listed above has been their employ by the registrant.
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

The Audit Committee
          Daniel J. Carroll, Jr., John H.F. Haskell, Jr. and Katharine L. Plourde are members and Edward Travaglianti is the chair of the Company’s audit committee.
          The audit committee assists the board in fulfilling its oversight responsibility relating to the integrity of the Company’s financial statements and the financial reporting process, the systems of internal accounting and financial controls, the adequecy of the Company’s information technology and systems, the performance of the Company’s internal audit function, the annual independent audit of the Company’s financial statements, the performance, qualifications and independence of its independent registered public accounting firm, and the Company’s compliance and ethics program.
          Each member of the audit committee meets the independence requirements of the NYSE, Rule 10A-3 under the Exchange Act and the Company’s corporate governance policy. The board of directors has determined that each member of the audit committee is an “audit committee financial expert” as defined in the rules of the SEC.
ITEM 11. EXECUTIVE COMPENSATION.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Compensation Philosophy
          The Company’s compensation philosophy has been driven by its goals:
•	to reward its executive officers for sustained individual and Company performance

•	to provide for a stable group of highly qualified executive officers

•	to provide a compensation package that is competitive with its peer companies in order to promote the first two goals
          Given the rapidly changing technological landscape and marketplace relevant to the filtration business, the Company values stability in its senior management as it provides for continuity of experience and vision. Through its approach to compensation, the Company encourages its executive officers to dedicate themselves to improving the Company’s long-term prospects and financial results. The Company’s compensation program also encourages increased focus on performance among its executive officers by relating a significant portion of their total compensation to Company performance. In order to satisfy these goals, the Company has developed a systematic approach to implementation of its executive compensation philosophy. The Company periodically reviews and revises its approach to align its compensation program with the evolution of compensation practices generally and to reflect changes in its management structure.
          The following discussion describes the Company’s executive compensation program principally as it relates to the “named executive officers” or “NEOs.” The named executive officers are the chief executive officer, the chief financial officer and three other most highly compensated executive officers for fiscal year 2007. As required by SEC rules, the named executive officers also include one individual who would have been one of the three most highly compensated executive officers had he remained an executive officer at fiscal year-end. The named executive officers have been with the Company from eight to 39 years.
Focus on Performance
          Cash Compensation
          Peer Group Review. To aid the Company in ensuring that its executive compensation program is in step with its peers and competitors in respect of both types and amounts of compensation, the Company has relied upon Watson Wyatt. The compensation committee is responsible for Watson Wyatt’s engagement and its reports regarding compensation of our executive officers are submitted to the compensation committee and to the chief executive officer at the same time. Management has engaged Watson Wyatt separately from time to time to produce market studies regarding compensation for employees other than the executive officers of the Company.
          Since 1994, Watson Wyatt has been asked to evaluate on a biennial basis the cash compensation levels of the Company’s executive officers. Watson Wyatt uses published compensation survey data to assess competitiveness of the Company’s compensation program relative to identified companies and to determine whether actual compensation paid fairly reflects the goals of the Company’s compensation philosophy.

          Watson Wyatt’s most recent cash compensation report covered cash compensation as of July 2006 (the “Cash Compensation Report”). In keeping with the compensation philosophy and in consultation with the chief executive officer, Watson Wyatt developed a report methodology that allowed the compensation committee to evaluate, based on the report, the Company’s compensation of its named executive officers relative to the following targets:
•	base salaries at the peer group median (50th percentile)

•	total cash compensation (base salary plus annual bonus) at the 75th percentile of the peer group when maximum bonuses are earned

•	total cash compensation (base salary plus annual bonus) at the 50th percentile of the peer group when midpoint bonuses (50% of maximum) are earned.
          In producing the Cash Compensation Report, Watson Wyatt used data from Watson Wyatt Data Services, Mercer Human Resources Consulting and two proprietary surveys. The Cash Compensation Report compared the cash compensation of the named executive officers to the cash compensation paid to officers with comparable positions and responsibilities at manufacturing and general industrial companies of similar scope and complexity to the Company with corporate revenues of approximately $2 billion (or, for positions tied to business segments, companies with revenues of approximately $1.2 billion for Industrial and $800 million for Life Sciences) (the “peer group”).
          The Cash Compensation Report disclosed that base salaries were slightly above (4.2%) the peer group median with the base salary of one of the named executive officers (Mr. Stevens) exceeding the peer group median for his position by more than 15% and the base salary of another named executive officer (Ms. Bartlett) being more than 15% below the peer group median for her position. Watson Wyatt advised the compensation committee that it considers compensation within plus or minus 15% of the peer group median to approximate competitive norms for base salaries. Targeted total cash compensation (base salary plus bonus) assuming a 50% bonus was slightly below (2%) peer group median and targeted total cash compensation assuming a 100% bonus was within 1% of the 75% percentile of the peer group.
          Individual Performance. While looking to peer group practices, the compensation committee is also mindful of the Company’s position as a unique and highly complicated business demanding specialized knowledge and experience of its executive officers. In addition, in its overall assessment of compensation, the compensation committee takes into account each named executive officer’s individual performance. However, no one element of compensation is determined directly by reference to individual performance (although the compensation committee has the discretion to raise base salaries by taking into account individual performance). The chief executive officer reports to the compensation committee the results of his performance assessments of the other named executive officers. With respect to Mr. Krasnoff, the compensation committee sets, and the board approves, specific personal goals. For fiscal year 2007, Mr. Krasnoff’s goals were as follows:
•	complete integrated business structure

•	meet goals for facilities rationalization program

•	improve and broaden analyst coverage of the Company

•	achieve business plan results within the model

•	present updated five-year strategy plan for board approval

•	achieve the infrastructure rationalization program for EuroPall and institute a comparable program for the Western Hemisphere.
          The compensation committee determined that Mr. Krasnoff had substantially achieved the personal goals outlined above in fiscal year 2007.
          2007 Annual Base Salaries. The Company has an employment contract with each of the named executive officers. Each of the employment contracts contains provisions with respect to base salary (including a mandatory increase for annual changes in the U.S. consumer price index).
          The compensation committee has the discretion to raise base salaries above the mandatory minimum and in evaluating any increases generally takes into account recommendations made by the chief executive officer for all officers other than himself, internal relationships and peer group practices as shown in the data supplied by Watson Wyatt in its reports.

     For fiscal year 2007, after a review by the chief executive officer of the performance of the other named executive officers and review of the performance of the chief executive officer by the compensation committee and in light of the chief executive officer’s recommendations for the other named executive officers, the compensation committee increased the base salary for all but one of its named executive officers by the minimum mandatory increase based on the consumer price index required under their employment contracts (5.6%) and increased Ms. Bartlett’s base salary by 26% in order to align her salary with the 50th percentile for her comparable officer position as shown in the Cash Compensation Report. Details regarding base salary paid in 2007 may be found in the “Summary Compensation Table.”
     2007 Annual Incentive Bonuses. Each named executive officer’s employment contract contains provisions with respect to annual bonus, primarily payable under the 2004 Executive Incentive Bonus Plan (the “Bonus Plan”). The Bonus Plan is the Company’s short-term incentive vehicle and was approved by the Company’s shareholders at the 2004 Annual Meeting of Shareholders. In fiscal year 2007, it was the principal means by which total cash compensation of the Company’s named executive officers was tied to the Company’s financial performance.
     Under the Bonus Plan, the first element used to determine the annual bonus payable to an executive under the Bonus Plan is the executive’s “target bonus percentage,” which is the maximum bonus payable to that executive for the year, expressed as a percentage of his or her base salary. This percentage is specified in the executive’s employment contract, although the compensation committee has the ability to increase it. Based upon the recommendation of the chief executive officer, the compensation committee did not change the target bonus percentages for the named executive officers for fiscal year 2007 from those of fiscal year 2006:

Eric Krasnoff	150%
Lisa McDermott	105%
Donald Stevens	105%
Mary Ann Bartlett	105%
Roberto Perez	105% (42% under the Bonus Plan based on Company performance and 63% based upon performance of Pall Life Sciences (of which he is president))
Marcus Wilson	112.5%
     While Mr. Stevens is president of Pall Industrial, his entire annual bonus is tied to Company performance because he is also the Company’s chief operating officer.
     Under the Bonus Plan, the second element used to determine the annual bonus payable to an executive is the “minimum R.O.E. target,” “maximum R.O.E. target” and, in some fiscal years, appropriate intermediate R.O.E. targets. These targets are set annually by the compensation committee for the succeeding fiscal year. The minimum R.O.E. target is the “return on equity” that must be exceeded in order for any bonus to be paid to an executive for that year. The maximum R.O.E. target is the return on equity that must be achieved in order for an executive to receive a maximum bonus equal to his or her target bonus percentage. In September 2006, the compensation committee fixed the targets for fiscal 2007 as follows:

Minimum R.O.E. target	12.1%
Maximum R.O.E. target	16.1%
     “Return on equity” means the percentage determined by dividing “net earnings” for a fiscal year by “average equity” for that year, using the following definitions:

•	Net earnings for any fiscal year is the after-tax consolidated net earnings of the Company, either (i) as certified by the Company’s independent auditors or (ii) as reported to such auditors by our chief financial officer at a meeting of the audit committee held prior to the date on which the Company’s annual report is filed with the SEC, and accepted by the independent auditors at such meeting, subject to events occurring after that meeting and prior to the date of the auditors’ certification of the financial statements. In either case, net earnings are adjusted to eliminate the effects of foreign currency translation, any acquisitions, divestitures, discontinuance of business operations, restructuring or any other special charges, the cumulative effect of accounting changes, and “extraordinary items” as determined under U.S. generally accepted accounting principles insofar as these items are separately disclosed in the Company’s annual report.

•	Average equity for any fiscal year means the average of shareholders’ equity as shown in the consolidated balance sheets of the Company for each of the two most recently completed fiscal years, excluding amounts recorded as “accumulated other comprehensive” income or loss and adjusted by items eliminated in the calculation of net earnings.
          The compensation committee chose return on equity as the financial performance measure under the Bonus Plan in order to reward Company performance that is directly tied to shareholder interests. The committee determined the maximum R.O.E. target for fiscal year 2007 based upon a year over year increase in net earnings, as defined by the Plan, of 15.9% over fiscal year 2006 that equated to earnings per share for fiscal year 2007 of $1.59, reflecting a demanding and realistic objective for earnings growth for fiscal year 2007 over fiscal year 2006. (This determination was made in September 2006 and therefore was based upon the Company’s consolidated financial statements for fiscal year 2006 prior to restatement. See “Audit Committee Report.”) Details regarding the minimum, target and maximum awards produced under the Bonus Plan formula may be found in “Grants of Plan-Based Awards for Fiscal Year 2007.”
          All of the named executive officers receive their annual bonus solely pursuant to the Bonus Plan except for Mr. Perez. As president of Pall Life Sciences, 42% of Mr. Perez’s annual bonus is determined under the Bonus Plan and 63% is determined by reference to targets specific to the performance of Pall Life Sciences. In December 2006, the chief executive officer set the targets for the Pall Life Sciences portion of Mr. Perez’s annual bonus based upon:

Operating Profit* of Life Sciences Line of Business for Fiscal Year 2007

Minimum target	$141 million
Maximum target	$154 million

*	Operating Profit set by reference to spot rates of exchange as of July 31, 2005.
          The compensation committee approved these targets prior to the calculation of the amount of Mr. Perez’s bonus for fiscal year 2007. The chief executive officer calculated the payout under the formula in accordance with the performance of Pall Life Sciences, which exceeded its maximum operating profit target for fiscal year 2007, and determined that 100% of the maximum bonus amount should be paid (63% of base salary, or $211,663). While the chief executive officer has the discretion to reduce (but not increase) the amount calculated pursuant to the formula, he exercised no discretion with respect to the resulting bonus amount. The compensation committee ratified the amount and payment of Mr. Perez’s bonus.
          The compensation committee has the ability to exercise discretion to reduce (but not increase) any bonus amount otherwise payable to any named executive officer as calculated in accordance with the Bonus Plan formula:
•	to reflect any decreases in or charges to earnings that were eliminated in determining net earnings

•	to reflect any credits to earnings for extraordinary items of income or gain that were taken into account in determining net earnings

•	to reflect the committee’s evaluation of the executive’s individual performance

•	to reflect any other events, circumstances or factors that the committee believes to be appropriate in determining the amount of the bonus to be paid to the executive for the year.
          The compensation committee has no discretion to increase the amount of the bonus amount otherwise payable to any named executive officer as calculated in accordance with the Bonus Plan formula described above.

     Although bonuses under the Bonus Plan are typically determined in early October following the end of the Company’s fiscal year, the Bonus Plan formula for calculation of the bonuses relies upon audited financial information. As a result, fiscal year 2007 bonuses for the named executive officers were not calculated until March 2008 upon the completion of the Company’s restatement.
     As described above, under the Bonus Plan formula, in determining return on equity (and in particular the “net earnings” component), the after-tax consolidated net earnings of the Company are adjusted to eliminate the effect of certain decreases in or charges to earnings, including restructuring charges and any other special charges as well as any positive or negative effect of foreign currency translation. Also as described above, the committee has the ability to override any such adjustments in determining final bonuses under the Bonus Plan. For purposes of fiscal year 2007, the committee adjusted the Company’s results to eliminate the impact of restructuring charges, net of pro forma tax effect, and foreign currency translation, consistent with prior practice; however, the committee determined not to make an adjustment to eliminate the impact of a special tax-related charge recorded in 2007 unrelated to the matters underlying the Company’s restatement of prior period financial statements. As a result, based on the Bonus Plan formula, the Company’s R.O.E. for fiscal year 2007 was 14.7%. As the minimum R.O.E. target and maximum R.O.E. target for fiscal year 2007 fixed by the committee in September 2006 was 12.1% and 16.1%, respectively, under the Bonus Plan formula, the named executive officers would receive 64.7% of their respective target bonus percentages. The committee approved final bonuses for fiscal year 2007 to the named executive officers under the Bonus Plan in accordance with the formula as follows:

Named Executive Officer	Percentage of Base Salary	Bonus Amount
Eric Krasnoff	97.05%	$836,676
Lisa McDermott	67.94%	$236,863
Donald Stevens	67.94%	$344,537
Roberto Perez	27.17% (the remainder of Mr. Perez’s annual bonus is paid outside of the Bonus Plan based upon performance of Pall Life Sciences)	$91,298
Mary Ann Bartlett	67.94%	$197,202
Marcus Wilson	72.79%	$372,212
     In determining the bonus awards to be paid to the named executive officers, the committee solicited the views of the non-management directors and took into account a variety of considerations. The principal considerations were the Company’s performance in fiscal year 2007 relative to restated prior period results, including compensation paid to the named executive officers in those periods, and senior management’s implementation of major business initiatives, notably the completion in the first quarter of fiscal year 2007 of Pall’s business reorganization into two operating segments and the continued success throughout fiscal year 2007 of the Company’s cost reduction initiatives (especially its EuroPall program). The final bonus awards also reflected the committee’s recognition of the significant individual and group efforts involved in completing the restatement by March 31 (as required by waivers and amendments the Company obtained under its debt and other agreements) and the importance to the Company and its shareholders of retaining the named executive officers.
     Equity-Based Compensation
     The 2005 Stock Compensation Plan (the “Stock Plan”) and the Management Stock Purchase Plan (the “Management Plan”) were designed to complement the Bonus Plan and to provide long-term equity-based incentive compensation to the Company’s executive officers. These Plans reflect the compensation committee’s view that equity-based compensation provides executive officers with opportunities for capital accumulation at favorable tax rates, promotes long-term executive retention and, by fostering a proprietary interest in the Company, further aligns the interests of our executive officers with those of the Company’s shareholders.
     2007 Grants under the Stock Plan. The purpose of the Stock Plan is to attract and retain individuals of outstanding ability to serve in positions of responsibility by providing an opportunity to acquire or increase their proprietary interest in the Company and by providing incentives and awards to motivate their efforts towards the growth and success of the Company.

          Since January 2004, the Company has used a mix of nonqualified stock options and restricted stock units (generally, weighted 55% options and 45% units, although reviewed annually to determine the most appropriate split) in its annual equity grants to executive officers. In January 2007, with the approval of the chairman of the compensation committee, the Company requested Watson Wyatt to produce a report regarding the market competitiveness of total direct compensation (base salary, annual bonus, stock options and restricted stock units) of the named executive officers. For this report, Watson Wyatt revised the companies comprising the peer group against which it benchmarked the Company’s compensation program in light of the Company’s growth, especially in the global market, to include a more closely matched set of companies and competitors. Watson Wyatt’s methodology and selection were reviewed with the chief executive officer and the chairman of the compensation committee. The revised peer group was determined based on:
•	similar revenue (greater than $1 billion and less than $4 billion)

•	historical precedent (companies included in the peer group in the past)

•	considerations relating to business strategy and model (companies with product lines and target markets significantly overlapping with those of the Company’s).
          The peer group companies were:

Bio-Rad
Ametek Inc.	Bard (C.R.)	Beckman Coulter	Laboratories	Donaldson Co.

Flowserve Corp.	Millipore Corp.	Mueller Industries	Pentair Inc.	PerkinElmer Inc.

SPX Corp.	Steris Corp.	Teleflex Inc.	Waters Corp.	Zimmer Holdings
          Watson Wyatt based its findings upon public proxy statement data of the peer group companies and compared long-term equity grants made to the named executive officers in 2006 against the three-year average equity grants of the peer group companies. According to Watson Wyatt’s report (the “Total Direct Compensation Report”), the target and actual total direct compensation of the named executive officers for 2006 were both below the peer group median. One of the reasons for this result stated in the Total Direct Compensation Report was that the long-term equity compensation of the named executive officers awarded in 2006 was below the median for comparable officer positions, ranging in peer group percentile rank from 1% to 31%. Watson Wyatt recommended to the compensation committee an increase in the number of stock options and restricted stock units granted to the named executive officers and indicated in the Total Direct Compensation Report the award sizes that would place the named executive officers in the 25th, median and 75th percentile of its peer group with respect to target total direct compensation. (In determining these award sizes, Watson Wyatt assumed that annual bonuses would be paid at a percentage of maximum based on a seven-year historic average.)
          Based on the information in the Total Direct Compensation Report, the compensation committee granted stock options and restricted stock units to the named executive officers in the amounts recommended by Watson Wyatt to bring target total direct compensation up to the peer group median. Details about the stock option and restricted stock unit grants made in 2007 may be found in “Grants of Plan-Based Awards for Fiscal Year 2007.”
          Each of the stock options granted under the Stock Plan vests and becomes exercisable in four equal cumulative installments on each of the first, second, third and fourth anniversaries of the date of grant and expires on the seventh anniversary of its grant date. Any unexercised and unvested stock options are forfeited on termination of employment under the Stock Plan unless the instrument evidencing the grant provides otherwise. Each of the restricted stock units granted under the Stock Plan vests and is settled on the fourth anniversary of the date of grant. Under the Stock Plan, the restricted stock units are forfeited on termination of employment prior to the expiration of the restricted period, unless the instrument evidencing the grant provides otherwise, and the termination of the participant’s employment was not for cause. Pending the vesting of restricted stock units, participants also receive dividend equivalent units. Pursuant to their terms, the stock options and restricted stock units may vest earlier under certain circumstances. Details regarding early vesting may be found in “Potential Termination or Change in Control Payments.”
          Management Plan. The purpose of the Management Plan is to encourage key employees of the Company to increase their ownership of the Company’s common stock. Under the Management Plan, key employees:

•	may allocate portions of their cash compensation, using both pretax and after-tax dollars, to purchase restricted stock units, each representing the right to receive one share of common stock upon vesting or later delivery if deferred

•	receive additional units from the Company to match on a one-for-one basis the units they purchase under the Plan (such match is subject to vesting)

•	receive additional units equal to the dollar amount of dividends paid on common stock during the vesting period (or deferral period, if any) with respect to units credited to their accounts (“dividend equivalent units”).
          The restricted stock units are not taxed until they are settled in shares of common stock, permitting U.S. taxpayer participants to defer taxation on compensation earned in a given year (base salary and annual bonus) and on compensation received in the form of the matching units.
          The Company believes that the following substantial benefits accrue to the Company from the Management Plan:
•	The Management Plan encourages management to elect to receive all or part of their annual bonuses in the form of restricted stock units, and to acquire additional units through either pretax payroll deductions from base salary (up to 50%) or after-tax lump sum payments. In this way, senior management invests in the future performance of the Company and their interests in the Company are aligned more closely with those of shareholders.

•	The Management Plan encourages the retention of talented management personnel through its vesting provisions. Upon a voluntary termination of employment by a participant (other than retirement) or termination by the Company for cause, in either case prior to the fourth anniversary of the date the units were credited to the participant’s account, any units granted by the Company will be forfeited and any units purchased by the participant will be settled by delivery of a number of shares of common stock based upon the lower of the value of common stock on the date the units were credited or the date of settlement. By participating in the Management Plan, an executive officer has “skin in the game,” risking earned money on a belief in a rising stock price and continued employment.

•	The Management Plan assists management in reaching their target ownership levels set under the Company’s common stock ownership guidelines described below.
          Details about grants of restricted stock units (including Company matching units) in 2007 under the Management Plan may be found in “Grants of Plan-Based Awards for Fiscal Year 2007.”
Focus on Stability
          The Company achieves stability among its executive officers and promotes executive concentration on developing the Company’s business and building long-term shareholder value primarily through its equity-based compensation, employment contracts and the provision of supplemental retirement benefits. The employment contracts and supplemental retirement arrangements also provide protection with respect to the Company’s intellectual property through a variety of restrictive covenants applicable to the executives. Mr. Krasnoff’s employment contract contains additional benefits to him and additional protections for the Company, reflecting the importance of his leadership to the growth and prospects of the Company.
          Employment Contracts
          Each of the employment contracts provides for notice of termination from the named executive officer or the Company to be given either one or two years in advance of the specified termination date. During the period following a notice of termination, the executive will continue to be fully compensated under his or her contract until the specified termination date, although, if it is the party giving notice, the Company may require the individual not to perform any further services. Mr. Krasnoff’s contract also provides him with severance payments in the event of his voluntary termination following a demotion or change in control of the Company or upon involuntary termination by the Company. Mr. Krasnoff is also entitled to accelerated vesting of his stock options at the start of the 30-day period preceding the end of his employment (other than as a result of death) and may exercise those options in full any time during that period or thereafter until they expire by their terms. The employment contracts also provide for termination upon death, disability, upon the executive reaching age 65 (unless the parties agree otherwise) and upon less than one year’s notice by the executive following a change in control.

     Details regarding the possible payments under the employment contracts discussed above upon termination of employment or change in control of the Company may be found in “Potential Payments upon Termination or Change in Control.”
     The Company’s business is highly dependent on proprietary intellectual property, including patents, trademarks, copyrights and trade secrets. The Company uses its employment contracts to reinforce limitations on inappropriate sharing of its intellectual property and to ensure that executives who have access to such proprietary intellectual property do not compete with the Company’s businesses either during or after employment with the Company. Each employment contract provides that during employment (including any period following notice of termination whether or not services are being performed) and for 12 to 18 months after termination of employment (other than following a change in control of the Company and with the length depending upon the circumstances of the termination), executive officers may not engage in any activity that is competitive to any material extent with the business of the Company. The employment contracts also contain trade secret, confidentiality and invention and patent covenants that apply during and subsequent to employment.
     Supplemental Retirement Benefits
     Krasnoff Contract Pension. Mr. Krasnoff’s employment contract provides for an annual pension payment beginning at the termination of his employment contract and continuing for ten years, conditioned, while Mr. Krasnoff is alive, upon his being available for advisory services to the Company upon request of the board for up to 15 hours a month and not engaging in any activity competitive to any material extent with Company business without prior Company consent (other than upon a termination of employment by the Company following a change in control).
     Supplementary Pension Plan. In addition to providing a tax-qualified profit-sharing plan and cash balance pension plan for all of its employees, including its named executive officers, the Company maintains supplementary plans for its executive officers that are not tax-qualified. The Company’s Supplementary Pension Plan is available to certain key officers, including the named executive officers, and provides lifetime pension payments that will, when added to primary Social Security benefits and payments from the Company’s tax-qualified Cash Balance Pension Plan, on an annual basis equal 50% of a participant’s average of the three highest of the participant’s last five years’ cash compensation (salary and bonus) prior to termination. Payments under the Supplementary Pension Plan are conditioned upon the participants, both before and after termination of employment, abiding by secrecy and invention agreements and certain non-compete provisions set forth in the plan. Payments under the plan are forfeited if the participant is fired by the Company for gross negligence or willful misconduct. Details regarding pension benefits under Mr. Krasnoff’s contract and the Supplementary Pension Plan may be found in “Pension Benefits for Fiscal Year 2007.”
     Supplementary Profit-Sharing Plan. The Company’s Supplementary Profit-Sharing Plan provides a benefit to U.S.-based executives to make up for contributions that cannot be made to the executives’ accounts by law under the tax-qualified Pall Corporation 401(k) Plan (the “401(k) Plan”, formerly known as the Pall Corporation Profit-Sharing Plan) and for earnings that could have been earned on such contributions. In fiscal year 2007, no contributions were made to the Supplementary Profit-Sharing Plan on behalf of any participants, including the named executive officers.
     Benefits Protection Trust. The Company has established a Benefits Protection Trust to which it makes voluntary contributions to help meet its obligations under the Supplementary Pension Plan and the Supplementary Profit-Sharing Plan, as well as any severance payable to Mr. Krasnoff under his employment contract described above and the Company’s obligation to pay Mr. Krasnoff’s contract pension. In the event of a “change in control” of the Company (as defined in the trust agreement), the trust fund must thereafter be used to satisfy these obligations other than in the event of an insolvency of the Company when such amounts will be available to its general creditors. The balance in the Benefits Protection Trust at the end of fiscal year 2007 was $57,693,354.
     Perquisites and Welfare Benefits
     Generally, the Company does not provide many perquisites to its named executive officers. Each named executive officer receives a car allowance (the amount of which is determined by Mr. Krasnoff) and certain executives have received tax and estate planning, sporting and concert tickets, home office equipment and airline club memberships. In the case of executives who relocate on behalf of the Company, such as Mr. Wilson, relocation and housing costs are also provided. Mr. Perez has an interest free loan from the Company that was made in connection with his purchase of a home upon his relocation on behalf of the Company. Mr. Stevens has an interest free loan from the Company that was made in connection with his exercise of Company stock options. Both loans were made prior to the adoption of the Sarbanes-Oxley Act. See “Summary Compensation Table.” Named executive officers receive the same welfare benefits, consisting of medical, dental, life and disability insurance, on the same terms as all other employees of the Company. The named executive officers are not entitled to receive any welfare benefits as a retiree, other than Mr. Krasnoff whose contract provides for lifetime medical coverage for him and his spouse and minor children, consisting of the same coverage and benefits as are provided under the hospitalization, medical and dental plans maintained by the Company for its nonunionized U.S. employees.

Equity-Based Compensation Grant Policy
     On January 10, 2007, the compensation committee adopted a written policy for the issuance of grants of equity-based compensation to officers and employees. Under the policy, the committee will make all grants to individuals who may be “covered employees” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, (the “Code”) and to all board-elected officers of the Company. At its regularly scheduled committee meeting held in July of each year, the committee will approve the total aggregate amount of shares available for the following fiscal year’s annual grant to all employees, including named executive officers. In addition, at that meeting, based upon recommendations of the Company’s chief executive officer and any other relevant factors, the committee will approve the total annual equity grants for each non-executive employee based on a schedule listing the name and position of the employee and the type and amount of the applicable award. At its regularly scheduled committee meeting held in January of each year occurring during an open trading window, based upon recommendations of the Company’s chief executive officer and any other relevant factors, the committee will approve the total annual equity grants for each “covered employee” and elected officer. The committee also will approve at a regular or special meeting held on or prior to the contemplated grant date all equity-based grants to newly hired or promoted employees or similar special grants not made at these meetings. All stock options will be granted at fair market value on the grant date as defined under the relevant plan (i.e., the NYSE closing price for the Stock Plan). The director of employee benefits (or, if such position does not exist, the chief financial officer) is charged with ensuring compliance with the grant policy.
Common Stock Ownership Guidelines
     The compensation committee has established common stock ownership guidelines for the Company’s officers and other key employees. The current target ownership levels are 500% of annual base salary for the Company’s chief executive officer, 300% of base salary for any executive officer whose annual base salary exceeds $300,000, and 150% of base salary for any other executive officer whose annual base salary exceeds $150,000. Target ownership levels of common stock for other officers and key employees have been established based on annual base salary ranges. For these purposes, a person’s base salary includes the amount of salary that he or she elects to receive in the form of restricted stock units under the Management Plan. Those persons who began participating in the Management Plan after its inception have six years from the dates of their participation to reach 100% of their target ownership levels. Participants with increased target ownership levels due to promotion are entitled to an additional two years to satisfy the new requirement. In calculating shares owned, each restricted stock unit (whether vested or unvested) held for the account of an employee under the Management Plan or the Stock Plan is counted as one share.
     The compensation committee has determined that, barring mitigating circumstances, any participant in the Management Plan who does not meet the target stock ownership level will not be eligible to receive further grants of stock options until the target is met.
     Each of the named executive officers still in office has met his or her target level or is in a grace period due to promotion. Total stock ownership as a percentage of the target ownership goal by each of the named executive officers who has met his or her target level ranges from 143% to 361%.
Taxes
     The Code limits the deductibility for federal income tax purposes of executive compensation paid by public companies to certain of their executive officers. Under Section 162(m) of the Code, the Company is not permitted to deduct compensation of the chief executive officer and the three other most highly paid executive officers (other than the chief financial officer) in excess of $1,000,000 for any fiscal year except to the extent that the compensation in excess of that amount meets the statutory definition of “performance-based compensation.”
     The Company intends that cash bonuses and certain equity grants (including stock options) granted under the Bonus Plan and the Stock Plan meet the statutory definition of “performance-based compensation.” However, the Company may from time to time award certain bonuses and equity grants that are not deductible under Section 162(m). For example, restricted stock units granted under the Stock Plan and matching units credited under the Management Plan and any dividend equivalents on such units do not qualify as performance-based compensation. Nonetheless, the Company believes that the potential loss of a tax deduction is justified by the rationale for these awards.

     The Company is reviewing its compensation agreements and plans to ensure compliance with Section 409A of the Code. One result of Section 409A will be the delay of any payments made upon an executive officer’s separation from service to the date six months after the end of employment, in which event any such payments that would otherwise have been made during such period will be paid at the end of the six-month period in a lump sum with interest.
Post-Fiscal Year End Events
     Wilson Departure. As of November 14, 2006, the Company notified Marcus Wilson, the Company’s former President and board member, of its intention to exercise its right to terminate his employment in accordance with his employment contract. The Company entered into a separate letter agreement with Mr. Wilson dated on December 11, 2006, which amended his employment contract and provided certain additional termination benefits to him in exchange for a general release and waiver of claims against the Company. Pursuant to his contract and the letter agreement, Mr. Wilson will continue to be compensated as an employee of the Company through November 14, 2008 whether or not the Company requires him to provide further services. To date, the Company has not required any services from Mr. Wilson. Details about Mr. Wilson’s post-termination compensation may be found in and following the “Summary Compensation Table.” As of November 14, 2006, Mr. Krasnoff assumed Mr. Wilson’s position as president. The Company did not increase Mr. Krasnoff’s compensation as a result of his assumption of this additional role.
COMPENSATION COMMITTEE REPORT
     The compensation committee reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report and the Company’s Proxy Statement.
     This report by the compensation committee is not to be deemed filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, both as amended, and is not to be incorporated by reference into any other filing of the Company under those statutes except to the extent that the Company may expressly refer to this report for incorporation by reference in a particular instance.
     The undersigned, being all the members of the compensation committee, submit this report to the Company’s shareholders.
Compensation Committee
Daniel J. Carroll, Jr. (Chair)
Ulric S. Haynes, Jr.
Edwin W. Martin, Jr.
Edward L. Snyder
Cheryl W. Grisé (appointed to the
committee on January 17, 2008)
Compensation Committee Interlocks and Insider Participation
     During fiscal year 2007, Mr. Daniel J. Carroll, Jr. (Chair), Mr. Ulric S. Haynes, Jr., Edwin W. Martin, Ph.D. and Edward L. Snyder, M.D. served on the compensation committee of the board. None of the persons who served on the compensation committee are, or have been, an employee or officer of the Company or had any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. In addition, none of the Company’s executive officers serves, or has served during the last completed fiscal year, as a member of the board or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of the Company’s board.

Summary Compensation Table
     The following table sets forth the compensation of each of the named executive officers for the fiscal year ended July 31, 2007.

						Change in
						Pension Value
						and Nonqualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Awards	Awards	Compensation	Earnings	Compensation
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	(6)	Total
Eric Krasnoff (Chairman, Chief Executive Officer & President)	2007	$862,108	$685,658	$574,616	$836,676	$1,215,057	$48,977	$4,223,092

Lisa McDermott (Chief Financial Officer & Treasurer)	2007	$348,660	$119,270	$97,396	$236,863	$291,335	$24,936	$1,118,460

Donald Stevens (Chief Operating Officer & President-Industrial)	2007	$507,156	$381,150	$212,394	$344,537	$216,234	$35,321	$1,696,792

Roberto Perez (President-Life Sciences)	2007	$335,972	$221,451	$164,633	$302,961	$525,498	$33,661	$1,584,176

Mary Ann Bartlett (Senior Vice President & General Counsel)	2007	$290,279	$103,799	$59,955	$197,202	$399,554	$22,806	$1,073,595

Marcus Wilson (Former President) (7)	2007	$137,676	$877,097	$373,002	—	$246,730	$905,977	$2,540,482

(1)	Base salary is paid in accordance with each named executive officer’s employment contract. Includes amounts deferred into restricted stock units under the Company’s Management Plan by Ms. Bartlett ($22,507) and Mr. Perez ($82,103). See “Grants of Plan-Based Awards” for further information.

(2)	Reflects the expense recognized for financial statement reporting purposes under SFAS 123R for each NEO for the Company’s fiscal year ended July 31, 2007 for restricted stock units granted to the NEO both in fiscal year 2007 and in prior years under the Stock Plan and Management Plan. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based conditions. For additional information regarding the assumptions made in calculating these amounts, see Note 17, Common Stock, to the accompanying consolidated financial statements with respect to the grants made in fiscal year 2007 and the corresponding note to consolidated financial statements for prior fiscal years for grants made in such years. The amount shown for Mr. Wilson reflects additional expense recognized as a result of the terms of Mr. Wilson’s separation. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual value, if any, that may be realized by the NEO.

(3)	Reflects the expense recognized for financial statement reporting purposes under SFAS 123R for each NEO for the Company’s fiscal year ended July 31, 2007 for stock options granted to the NEO both in fiscal year 2007 and in prior years under the Stock Plan and prior Company stock option plans. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based conditions. For additional information regarding the assumptions made in calculating these amounts, see Note 17, Common Stock, to the accompanying consolidated financial statements with respect to the grants made in fiscal year 2007 and the corresponding note to consolidated financial statements for prior fiscal years for grants made in such years. The amount shown for Mr. Wilson reflects additional expense recognized as a result of the terms of Mr. Wilson’s separation. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual value, if any, that may be realized by the NEO.

(4)	Reflects annual bonus paid to the NEO under the Company’s Bonus Plan for fiscal year 2007. Includes amounts deferred into restricted stock units under the Company’s Management Plan by Ms. McDermott ($207,000) and Mr. Perez ($75,740) in fiscal year 2008. See the description of the Executive Incentive Bonus Plan and the Management Plan in “Compensation Discussion and Analysis” for further information about these awards.

(5)	Represents the aggregate increase in the actuarial present value of accumulated benefits under the Company’s tax-qualified Cash Balance Pension Plan, nonqualified Supplementary Pension Plan and, in the case of Mr. Krasnoff, his contract pension and, in the case of Mr. Wilson, the Pall U.K. Pension Fund, from the plan measurement date used for financial statement reporting purposes with respect to fiscal year 2006 to the plan measurement date used for financial statement reporting purposes with respect to fiscal year 2007. See “Pension Benefits for Fiscal Year 2007” for further information.

(6)	The amounts reported in All Other Compensation represent the aggregate incremental cost to the Company in fiscal year 2007 of the following:

Eric Krasnoff	• Company contributions to the 401(k) Plan
• Company car allowance
• Fees for estate planning
• Sporting and concert tickets
• Fees for tax return preparation
• Club memberships
• Home office expenses

Lisa McDermott	• Company contributions to the 401(k) Plan
• Company car allowance
• Sporting and concert tickets
• Home office expenses

Donald Stevens	• Company contributions to the 401(k) Plan
• Company car allowance
• Imputed interest for outstanding loan to the Company
• Fees for estate planning
• Home office expenses

Roberto Perez	• Company contributions to 401(k) Plan
• Company car allowance
• Imputed interest for outstanding loan to the Company
• Sporting and concert tickets
• Home office expenses

Mary Ann Bartlett	• Company contributions to 401(k) Plan
• Company car allowance
• Sporting and concert tickets

Marcus Wilson	• Company contributions to 401(k) Plan
• Company car allowance (while still employed)
• Housing allowance (while still employed)
• Fees for tax return preparation
• Payments under separation agreement (See “Wilson Separation Agreement” for more information)
° Eight months’ car allowance ($12,480)
° Salary continuation ($373,692)
° Housing allowance ($12,968)
° Equivalent of 401(k) Plan contributions ($6,750)
° Annual bonus ($372,212)
° Legal and broker fees in connection with house sale ($98,925)
° Reimbursement for legal fees in connection with separation agreement ($12,242)

(7)	Mr. Wilson resigned as an officer and director of the Company effective as of November 14, 2006.
For further information regarding the compensation set forth in the Summary Compensation Table, see “Compensation Discussion and Analysis” and “Pension Benefits for Fiscal Year 2007.”
Wilson Separation Agreement
     Marcus Wilson resigned as an officer and director of the Company effective as of November 14, 2006. In connection with his resignation, the Company entered into a letter agreement with Mr. Wilson that sets forth the Company’s severance obligations. Pursuant to the letter agreement, and conditioned on Mr. Wilson’s execution of a general release and waiver of claims, for a period of two years following November 14, 2006 (the “Notice Period”), Mr. Wilson is entitled to receive continued base salary of $511,368 per annum, an annual bonus under the Bonus Plan (with a target bonus of 112.5% of his base salary), continued coverage under the Company’s group medical insurance, a car allowance of $18,720 per year, a housing allowance of $17,700 per year for as long as Mr. Wilson remains in his U.S. residence, reimbursement for tax advice and reimbursement up to $15,000 for legal advice in connection with his resignation, outplacement services of up to $15,000, continued participation in the Supplementary Profit-Sharing Plan and the Supplementary Pension Plan and immediate pro rata vesting in a portion of his Management Plan account. As of November 14, 2006, Mr. Wilson ceased participation in the 401(k) Plan and the Cash Balance Plan, and, in lieu of such continued participation, Mr. Wilson will be entitled to a cash payment equal to the amount of Company contributions that would have otherwise been made to his accounts under such plans.
     Upon Mr. Wilson’s repatriation to the United Kingdom, he will become entitled to repatriation costs of up to $30,000, and payment of a broker commission of up to 5% and attorney fees of up to 0.5% of the sale price of his U.S. residence. In addition, stock options and restricted stock units granted pursuant to Stock Plan or the 1998 Employee Stock Option Plan not vested as of November 14, 2006 will continue to vest and be exercisable or settled, respectively, in accordance with their terms until the expiration of the Notice Period. At the end of the Notice Period, any unvested stock options under such plans will vest in full at such time and will remain outstanding until expiration in accordance with their terms and any unvested restricted stock units will continue to vest and be settled in accordance with their terms.

     In consideration for the foregoing arrangements, Mr. Wilson is not permitted to accept employment with another employer until the expiration of the Notice Period without written confirmation from the Company that such employment will not compete with Company. If Mr. Wilson does accept employment during the Notice Period, provided he has received confirmation from the Company that his new employment will not compete with the Company, from the date of his new employment until the end of the Notice Period, Mr. Wilson will receive monthly payments equivalent to 50% of his base salary and bonus compensation, continued vesting in his restricted stock units, and acceleration of his stock options.
Grants of Plan-based Awards for Fiscal Year 2007
     The following table provides information concerning equity and non-equity incentive awards granted to the named executive officers under the Bonus Plan, the Stock Plan and the Management Plan during fiscal year 2007. There can be no assurance that the grant date fair value of stock and option awards reported below will ever be realized by the named executive officers.

					All Other
					Stock		All Other
		Estimated			Awards:		Option
		Future Payouts			Number		Awards:	Exercise	Grant Date Fair
		Under Non-Equity			of Shares		Number of	or Base	Value of Stock and
		Incentive Plan Awards			of Stock		Securities	Price of	Option Awards (8)
		Threshold	Target	Maximum	or Units		Underlying	Option	($)
		(1)	(2)	(2)	(5)		Options (6)	Awards (7)	Option	Stock
Name	Grant Date	($)	($)	($)	(#)		(#)	($/Sh)	Awards	Awards
Eric Krasnoff	1/10/2007				29,000	(3)	121,000	$34.07	$1,073,270	$988,030
	1/31/2007				8,631	(4)				300,000
		$32,329	$1,293,162	$1,293,162

Lisa McDermott	1/10/2007				10,000	(3)	44,000	34.07	390,280	340,700
		9,152	366,093	366,093

Donald Stevens	10/3/2006				11,586	(4)				356,169
	1/10/2007				10,000	(3)	42,000	34.07	372,540	340,700
	1/31/2007				10,472	(4)				364,000
		13,313	532,514	532,514

Roberto Perez	10/3/2006				3,362	(4)				103,361
	1/10/2007				8,000	(3)	35,000	34.07	310,450	272,560
	1/31/2007				2,307	(4)				80,200
	7/31/2007				2,023	(4)				84,006
		8,819	352,771	352,771

Mary Ann Bartlett	9/29/2006				5,178	(4)				159,545
	1/10/2007				8,000	(3)	35,000	34.07	310,450	272,560
	1/31/2007				626	(4)				21,770
	7/31/2007				560	(4)				23,244
		7,620	304,793	304,793

Marcus Wilson	10/3/2006				7,510	(4)				230,876
		14,382	575,289	575,289

(1)	Represents the bonus payable to the named executive officer under the Bonus Plan if the threshold, or lowest possible achievement that would yield a bonus payment, is obtained.

(2)	Represents the bonus payable to the NEO under the Bonus Plan if the performance target is obtained. The amounts disclosed under target and maximum are identical as full bonus is paid if the performance target is achieved.

(3)	Represents the number of restricted stock units granted to the NEO under the Stock Plan on January 10, 2007. These restricted stock units will vest in full and be settled in stock on the fourth anniversary of the date of grant or, if occurring prior to that date, upon termination of employment as a result of death or disability or upon a change in control of the Company. A pro rated portion of any unvested restricted stock units will vest upon a termination of employment for eligible retirement (at or over age 65). Upon a termination of employment for any reason other than death, disability or eligible retirement, all unvested restricted stock units will be forfeited.

(4)	Represents the number of restricted stock units granted to the NEO under the Management Plan. The number of restricted stock units shown as granted on September 29, 2006, and October 3, 2006 resulted from pretax deferrals of bonus paid for fiscal year 2006 and the number of restricted stock units shown as granted on January 31, 2007 and July 31, 2007 resulted from pretax base salary deferrals by the named executive officer ($22,507 for Ms. Bartlett and $82,103 for Mr. Perez), as well as employer matching units granted with respect to units acquired by the named executive officer with all pretax and after-tax contributions. These restricted stock units will vest in full on the fourth anniversary of the date of grant or, if occurring prior to that date, upon termination of employment as a result of death or disability or upon a change in control of the Company. Upon a termination of employment for eligible retirement (at or over age 62) or upon a termination by the Company without cause, a pro rated portion of any unvested employer matching units will vest and all unvested units acquired by the named executive officer through pretax and after-tax contributions will vest. Upon a termination of employment for any reason other than death, disability, eligible retirement or by the Company without cause, all unvested employer matching units will be forfeited and all unvested units acquired by the named executive officer through pretax and after-tax contributions will vest but will be settled by delivery of a number of shares based upon the lower of the value of common stock on the date the units were credited to the NEO’s account or the date of settlement.

(5)	Dividend equivalent units are earned on all restricted stock units outstanding at the time the Company’s quarterly dividend is paid, based on the closing stock price on the dividend payment date, and vest at the same time as the restricted stock units to which they relate.

(6)	Represents the number of non-qualified stock options granted to the NEO on January 10, 2007 under the Stock Plan. The options granted vest 25% on each of the first four anniversaries of the date of grant while employed by the Company and after a termination for disability or retirement at or after age 65. Upon a termination for any reason other than disability or retirement, all unvested stock options will be forfeited on the date of termination, except in the case of Mr. Krasnoff whose options will vest 30 days prior to any termination of employment (other than as a result of death) pursuant to his employment contract. All stock options will vest in full upon a change in control of the Company. All stock options will expire on the seventh anniversary of the date of grant.

(7)	Exercise price is based upon the closing price of a share of common stock as reported in the NYSE Composite Transactions on the date of grant.

(8)	Represents the grant date fair value under SFAS 123R of the restricted stock units and stock option awards granted to the named executive officer.
For a description of the material terms of the Company’s Bonus Plan, Stock Plan and Management Plan, see “Compensation Discussion and Analysis” and “Potential Payments upon Termination or Change in Control.”

Outstanding Equity Awards at end of Fiscal Year 2007
     The following table provides information regarding unexercised options and unvested restricted stock units outstanding for each named executive officer as of the end of fiscal year 2007.

	Option Awards (1)					Stock Awards (1)
								Market
						Number		Value of
	Number of	Number of				of Shares		Shares
	Securities	Securities				or Units of		or Units of
	Underlying	Underlying		Option		Stock That		Stock That
	Unexercised	Unexercised	Option	Exercise	Option	Have Not		Have Not	Schedule
	Options	Options	Grant	Price	Expiration	Vested		Vested (3)	Vesting
Name	(#) Exercisable	(#) Unexercisable	Date (2)	($)	Date	(#)		($)	Date
Eric Krasnoff	170,948	—		$22.09	3/18/2011	25,898	(4)	$1,075,285	1/19/2009
	83,000	—		16.13	10/2/2012	25,529	(4)	1,059,964	1/19/2010
	47,500	47,500	1/19/2005	27.00	1/19/2012	29,181	(4)	1,211,595	1/10/2011
	23,750	71,250	1/19/2006	28.68	1/19/2013	47,149	(5)	1,957,626	9/30/2009
	—	121,000	1/10/2007	34.07	1/10/2014	8,685	(5)	360,601	1/31/2011

Lisa McDermott	3,850	—		$16.13	10/2/2012	1,645	(4)	$68,300	7/27/2009
	1,200	1,200	7/27/2005	30.83	7/27/2012	5,106	(4)	212,001	1/19/2010
	4,500	13,500	1/19/2006	28.68	1/19/2013	10,062	(4)	417,774	1/10/2011
	—	44,000	1/10/2007	34.07	1/10/2014	1,738	(5)	72,162	9/11/2007
						1,600	(5)	66,432	9/17/2008
						5,317	(5)	220,762	9/30/2009

Donald Stevens	35,051	—		$16.13	10/2/2012	7,251	(4)	$301,062	1/19/2009
	12,500	6,250	8/4/2003	22.74	8/3/2013	7,148	(4)	296,785	1/19/2010
	13,500	13,500	1/19/2005	27.00	1/19/2012	10,062	(4)	417,774	1/10/2011
	6,750	20,250	1/19/2006	28.68	1/19/2013	14,482	(5)	601,293	9/11/2007
	—	42,000	1/10/2007	34.07	1/10/2014	1,585	(5)	65,809	1/31/2008
						1,754	(5)	72,826	7/31/2008
						16,014	(5)	664,901	9/17/2008
						18,457	(5)	766,335	9/30/2009
						1,844	(5)	76,563	1/31/2010
						2,177	(5)	90,389	7/31/2010
						11,699	(5)	485,742	10/3/2010
						10,537	(5)	437,496	1/31/2011

Roberto Perez	—	5,250	8/1/2003	$22.65	7/31/2013	5,698	(4)	$236,581	1/19/2009
	—	3,750	1/19/2005	27.00	1/19/2012	512	(4)	21,258	8/29/2009
	—	9,375	8/29/2005	28.33	8/29/2012	7,148	(4)	296,785	1/19/2010
	—	20,250	1/19/2006	28.68	1/19/2013	8,050	(4)	334,236	1/10/2011
	—	35,000	1/10/2007	34.07	1/10/2014	3,810	(5)	158,191	1/31/2008
						4,555	(5)	189,124	7/31/2008
						2,064	(5)	85,697	1/31/2009
						2,101	(5)	87,234	7/31/2009
						8,734	(5)	362,636	9/30/2009
						3,364	(5)	139,673	1/31/2010
						2,263	(5)	93,960	7/31/2010
						3,395	(5)	140,960	10/3/2010
						2,322	(5)	96,409	1/31/2011
						2,023	(5)	83,995	7/31/2011

	Option Awards (1)					Stock Awards (1)
								Market
						Number		Value of
	Number of	Number of				of Shares		Shares
	Securities	Securities				or Units of		or Units of
	Underlying	Underlying		Option		Stock That		Stock That
	Unexercised	Unexercised	Option	Exercise	Option	Have Not		Have Not	Schedule
	Options	Options	Grant	Price	Expiration	Vested		Vested (3)	Vesting
Name	(#) Exercisable	(#) Unexercisable	Date (2)	($)	Date	(#)		($)	Date
Mary Ann Bartlett	2,500	—		$22.09	3/18/2011	1,450	(4)	$60,204	1/19/2009
	3,250	—		16.13	10/2/2012	1,025	(4)	42,558	8/29/2009
	1,000	1,000	1/19/2005	27.00	1/19/2012	2,553	(4)	106,001	1/19/2010
	300	900	8/29/2005	28.33	8/29/2012	8,050	(4)	334,236	1/10/2011
	800	2,400	1/19/2006	28.68	1/19/2013	471	(5)	19,556	9/11/2007
	—	35,000	1/10/2007	34.07	1/10/2014	261	(5)	10,837	1/31/2008
						288	(5)	11,958	7/31/2008
						129	(5)	5,356	1/31/2009
						384	(5)	15,944	1/31/2009
						132	(5)	5,481	7/31/2009
						559	(5)	23,210	9/30/2009
						82	(5)	3,405	1/31/2010
						630	(5)	26,158	7/31/2010
						5,229	(5)	217,108	9/29/2010
						630	(5)	26,158	1/31/2011
						560	(5)	23,251	7/31/2011

Marcus Wilson	15,000	—		$16.13	10/2/2012	8,287	(4)	$344,076	1/19/2009
	20,625	6,875	8/4/2003	22.74	8/3/2013	8,169	(4)	339,177	1/19/2010
	15,000	15,000	1/19/2005	27.00	1/19/2012	12,157	(5)	504,759	9/11/2007
	7,500	22,500	1/19/2006	28.68	1/19/2013	12,717	(5)	528,010	9/17/2008
						5,770	(5)	239,570	1/31/2009
						16,752	(5)	695,543	9/30/2009
						7,584	(5)	314,888	10/3/2010

(1)	Stock options were granted under the Stock Plan, the 1998 Employee Stock Option Plan, and the 1995 Employee Stock Option Plan. Restricted stock units were granted under the Stock Plan and the Management Plan and include any associated dividend equivalent units.

(2)	Stock options are scheduled to vest 25% on each of the first four anniversaries of the date of grant.

(3)	Represents the number of shares multiplied by the closing price of Pall stock on July 31, 2007 ($41.52) (with rounding of fractional restricted stock units).

(4)	Represents restricted stock units (including associated dividend equivalent units) granted to the NEO pursuant to the Stock Plan.

(5)	Represents restricted stock units (including associated dividend equivalent units) granted to the NEO under the Management Plan as a result of pretax base salary and bonus deferrals and employer matching units granted with respect to restricted stock units acquired by the named executive officer with pretax and after-tax contributions.

Option Exercises And Stock Vested For Fiscal Year 2007
     The following table sets forth information regarding the shares acquired upon the exercise of stock options and the value realized from these option exercises by the named executive officers during fiscal year 2007. None of the named executive officers had any restricted stock units vest during fiscal year 2007.

	Option Awards
	Number of Shares	Value Realized
	Acquired on	on Exercise
Name	Exercise (#)	($) (1)
Eric Krasnoff	124,052	$2,279,436
Lisa McDermott	—	—
Donald Stevens	38,397	526,823
Roberto Perez	23,000	307,783
Mary Ann Bartlett	2,250	48,897
Marcus Wilson	85,000	1,925,173

(1)	Value based on per share sale price if shares were sold at the time of exercise; otherwise, value based on the average of high and low stock price as reported in the NYSE Consolidated Transactions on the date of exercise.
Pension Benefits For Fiscal Year 2007
     The following table sets forth the present value as of July 31, 2007 of accumulated benefits under each plan that provides for pension benefits to the named executive officers at, following, or in connection with retirement.

		Number of	Present
		Years	Value of
		Credited	Accumulated
		Service (1)	Benefit (2)
Name	Plan Name	(#)	($)
Eric Krasnoff	Employment Contract Pension	32	$7,264,940
	Supplementary Pension	32	7,411,300
	Cash Balance Pension	32	106,643
Lisa McDermott	Supplementary Pension	8	$853,219
	Cash Balance Pension	8	29,729
Donald Stevens	Supplementary Pension	39	$4,372,807
	Cash Balance Pension	39	284,434
Roberto Perez	Supplementary Pension	8	$2,944,981
	Cash Balance Pension	8	52,808
Mary Ann Bartlett	Supplementary Pension	22	$2,002,090
	Cash Balance Pension	22	209,031
Marcus Wilson	Supplementary Pension	29	$1,574,333
	Cash Balance Pension	29	39,480
	U.K. Pension Fund	25	1,421,766

(1)	The number of years of credited service and actual service do not differ for any NEO for any plan.

(2)	“Present value of accumulated benefit” is a calculation that estimates the cash value as of July 31, 2007 of the pension benefit that has been earned by each named executive officer. It is based on various assumptions, including assumptions about future interest rates, inflation, mortality and retirement dates as follows:
•	Discount rate: 6.25%

•	Mortality: Combined healthy white collar RP2000 generational table for males and females

•	Assumed retirement/commencement of benefits date:
°	Supplementary Pension Plan: 60

°	Cash Balance Pension Plan: 65

°	Mr. Krasnoff’s employment contract pension: July 31, 2007

°	U.K. Pension Fund: 65
•	Inflation: 2.5% (applicable to U.K. Pension Fund only).
U.S. Pension Benefits
     Cash Balance Pension Plan
     Eligible employees may participate in the Pall Corporation Cash Balance Pension Plan on August 1st after completing 6 months of service and attaining age 20 1/2. Eligible compensation under this plan includes the total compensation received by a participant for the plan year, including overtime pay and bonuses, subject to a limit under Section 401(a)(17) of the Code (which limit was $220,000 for fiscal year 2007).
     Under the cash balance plan formula, pension benefits are based on a participant’s hypothetical account balance. Each year the account balance is increased by compensation credits and interest credits. The compensation credit is added to the cash balance account on the last day of the plan year (or end of month of termination, if earlier) and is calculated by multiplying eligible compensation by a percentage. This percentage is determined by “points” which are equal to the sum of age and years of service as of the first day of each plan year. For less than 45 points, the credit is 2.5%; for 45-54 points, it is 3%; for 55-64 points, it is 4%; and for 65 or more points, it is 5%. In addition, the balance for those participants who were participants as of August 1, 1999 and who were age 50 with at least 10 years of service, will receive an additional compensation credit of 2% for each plan year that the participant remains an employee. Interest credits are added to the cash balance account on the last day of each plan year based on the average of the constant maturity one-year Treasury Bill rate for the month of June preceding the plan year in which the account is to be credited. In addition, interest credits on one half of the compensation credit earned during the plan year are also added to the account balance at the end of the plan year. Interest credits continue to be added to the account balance until the benefit is paid.
     If the participant is married, the normal form of payment is a joint and 50% survivor annuity. If the participant is not married, the normal form is a life annuity. The annuity is determined by converting the cash balance account to the actuarial equivalent monthly retirement benefit. In addition to the normal forms of payment described above, there are other optional forms of payment (lump sum and annuity) all of which are actuarially equivalent to the life annuity. A participant who terminates prior to age 55 may elect to receive a lump sum distribution equal to the participant’s account balance at his or her benefit commencement date or the normal form of payment described above.
     A participant becomes 100% vested in his or her benefits after five years of service.
     Supplementary Pension Plan
     The Company maintains the Supplementary Pension Plan which provides a retirement pension benefit, payable monthly commencing on the first day of the month following the normal retirement date (the last day of the month coinciding with or immediately following attainment of age 65) equal to 1/12 of 50% of the member’s final average compensation, reduced by the sum of the total annual pension payable under all other Company pension programs and the participant’s primary social security benefit. Final average compensation means one third of the participant’s aggregate compensation for the three years in which his or her compensation was the highest out of the last five years in which he or she participated in the plan. Compensation includes salary and bonus payments but does not include fringe benefits, equity awards or Company contributions to any retirement plans, including the 401(k) Plan and Supplementary Profit-Sharing Plan.

     A participant is vested in his or her benefit under the plan if (i) he or she is employed by the Company on either his or her 60th birthday or, if later, the fifth anniversary of his or her participation in the plan, or (ii) he or she has been employed by the Company for a period of at least 25 years, or (iii) he or she holds the position of Executive Vice President of the Company. Payments under the Supplementary Pension Plan are conditioned upon the participant, both before and after termination of employment, abiding by secrecy and invention agreements and certain non-compete provisions set forth in the plan. Payments under the plan are also forfeited if the participant is fired by the Company for gross negligence or willful misconduct.
     Upon a change in control (see note 4 to “Potential Payments Upon Termination or Change in Control”), each plan participant whose employment with the Company terminates for any reason (other than death) and who was a member of the Company’s Operating Committee at any time during the 30-day period immediately preceding the change in control, shall be fully vested in his or her account. All of the named executive officers other than Ms. McDermott and Mr. Perez were already fully vested in his or her account on July 31, 2007.
     A participant will receive his or her benefit payments under the plan upon retirement at or after age 60 with no reduction in benefits. A participant who retires as a result of disability will receive his or her benefit payments beginning six months after such disability (regardless of the participant’s age) and continuing only during the period of such disability; provided that if a participant ceases to suffer a disability after he or she has attained age 65, his or her benefit payments will continue during his or her lifetime with no reduction in benefits. If a participant retires after age 65, his or her benefit payments will be calculated using the higher of (i) the amount under the plan’s regular formula or (ii) the amount under the formula using the participant’s final average compensation based upon the year in which the participant turned 65 (and looking back over his or her four years prior to that year) and multiplying the result by the percentage increase in the consumer price index for the month immediately preceding the commencement of benefit payments over the month in which the participant turned 65.
     Although the benefit under the plan is calculated in terms of lifetime monthly payments, a participant may elect to take the actuarial equivalent in any form of payment offered under the Cash Balance Plan (or other retirement plan) other than a single lump sum.
     The purpose of the Supplementary Pension Plan is to assure executives a specified level of retirement benefit over and above what would be payable under the Company’s tax-qualified Cash Balance Pension Plan.
     U.K. Pension Fund
     U.K. employees hired prior to August 1, 1997 are entitled to a pension payable at age 65 in the amount of one-sixtieth of Pensionable Salary for each year of service as a contributory member. “Pensionable salary” is the average of the highest three consecutive years of salary out of the last ten years prior to the date of retirement. Members of the plan currently pay contributions to the plan at the rate of 7.75% of annual salary (excluding bonus, commissions and overtime). Pension payments accrued after April 5, 1997 are increased for cost of living up to a maximum of 5% per year.
     Each participant may elect to commence receiving a reduced pension benefit prior to the normal retirement date of age 65. Benefit reductions are based on when service was provided to the Company.

Krasnoff Contract Pension
     Mr. Krasnoff’s employment contract provides for a pension amount to be paid to him, or his estate, for each of the ten years following the termination of his employment. Such annual amount will be determined by taking the average of the total cash compensation (salary and bonus) paid to him for the three full fiscal years out of the last five fiscal years prior to his termination in which he received the highest total cash compensation, adjusting it for changes in the consumer price index (for years other than the first year of payment), multiplying the result by 60% and subtracting the amount which is the maximum annual benefit payable under Section 415(b)(1)(A) of the Code as of the date of termination. The payment of the contract pension is conditioned upon Mr. Krasnoff being available for advisory services to the Company upon request of the board for up to 15 hours a month and Mr. Krasnoff’s not engaging in any activity competitive to any material extent with Company business without prior Company consent (other than upon a termination of employment by the Company following a change in control).
Nonqualified Deferred Compensation For Fiscal Year 2007
     The following table summarizes transactions and balances with respect to each NEO’s account under the Company’s nonqualified deferred compensation plans, other than defined benefit arrangements, for the fiscal year ended July 31, 2007.

				Aggregate		Aggregate
		Executive	Registrant	Earnings in	Aggregate	Balance at
		Contributions	Contributions	Last FY	Withdrawals/	Last FYE
		in Last FY	in Last FY	(1)(2)	Distributions	(3)(4)
Name	Plan Name	($)	($)	($)	($)	($)
Eric Krasnoff	Supplementary Profit-Sharing	—	—	$72,913	—	$687,883
	Management Stock Purchase	—	—	964,474	—	2,535,377

Lisa McDermott	Supplementary Profit-Sharing	—	—	$273	—	$2,913
	Management Stock Purchase	—	—	22,647	—	59,498

Donald Stevens	Supplementary Profit-Sharing	—	—	$12,421	—	$108,942
	Management Stock Purchase	—	—	142,400	—	374,303

Roberto Perez	Supplementary Profit-Sharing	—	—	$3,055	—	$28,817
	Management Stock Purchase	—	—	-0-	—	-0-

Mary Ann Bartlett	Supplementary Profit-Sharing	—	—	$775	—	$9,857
	Management Stock Purchase	—	—	111,325	—	292,633

Marcus Wilson	Supplementary Profit-Sharing	—	—	$5,248	—	$39,678
	Management Stock Purchase	—	—	42,329	—	111,232

(1)	Includes (i) interest, dividend, and unrealized gain income earned on the named executive officer’s account balance under the Supplementary Profit-Sharing Plan; and (ii) dividend equivalent units and appreciation earned on deferred vested restricted stock units under the Management Plan. With regard to the Management Plan, when dividend equivalent units are first earned and allocated, they are calculated based on the closing price of Pall common stock on the dividend payment date.

(2)	The amounts listed in this column are not included in the “Summary Compensation Table.”

(3)	Includes (i) the value of the NEO’s account balance under the Supplementary Profit-Sharing Plan and (ii) the dollar value of the NEO’s deferred vested restricted stock units under the Management Plan (including associated dividend equivalent units), based on the closing price of Pall common stock on July 31, 2007 ($41.52).

(4)	Certain contributions by the Company under the Supplementary Profit-Sharing Plan may have been included in the Summary Compensation Table in proxy statements for prior years.

Supplementary Profit-Sharing Plan
     Each named executive officer participates in the Supplementary Profit-Sharing Plan, pursuant to which the Company may contribute an additional amount equal to the sum of the base salary and bonus of the named executive officer for the taxable year that is in excess of the limitations on compensation provided in Section 401(a)(17) of the Code, multiplied by the ratio, for the year, of the Company’s aggregate profit-sharing contributions under the 401(k) Plan to the aggregate of all compensation of all tax-qualified 401(k) Plan participants (as limited by the Code). As there was no profit-sharing contribution made under the 401(k) Plan for fiscal year 2007, the Company did not make a contribution to the Supplementary Profit-Sharing Plan for fiscal year 2007. No employee contributions are permitted under the Supplementary Profit-Sharing Plan. The plan credits participants with earnings on their account balances based on participant-directed hypothetical investments in the range of Fidelity mutual funds offered under the 401(k) Plan. Participants vest in the Company’s contributions to their account as follows: 0%, 20%, 40%, 60%, for less than two, three, four and five years of service, and become 100% vested following five years of service. If a participant’s employment with the Company is terminated prior to 100% vesting in the Company contributions, the unvested portion of the individual’s account will be forfeited. All named executive officers are 100% vested in their accounts. The purpose of the Supplementary Profit-Sharing Plan is to provide to executive officers affected by the limitations under the tax-qualified 401(k) Plan a capital accumulation, on a percentage of compensation basis, equal to that provided to other employees of the Company. Based upon their hypothetical investments, the named executive officers were credited with the following annual rate of return with respect to their Supplementary Profit-Sharing Plan accounts for fiscal year 2007:

Eric Krasnoff	11.9%
Lisa McDermott	10.3
Donald Stevens	12.9
Roberto Perez	11.9
Mary Ann Bartlett	8.5
Marcus Wilson	15.2
Management Plan
     For information regarding the Management Plan, see “Compensation Discussion and Analysis and “Grants of Plan-based Awards for Fiscal Year 2007.”
Potential Payments Upon Termination or Change in Control
     The following table sets forth the payments and benefits that would be received by each named executive officer in the event a termination of employment or a change in control of the Company had occurred on July 31, 2007, over and above any payments or benefits he or she otherwise would already have been entitled to or vested in on such date under any employment contract or other plan of the Company. The named executive officers would receive other payments and benefits as well upon termination of employment to which they were already entitled or vested in on such date, including amounts under the Company’s retirement programs and nonqualified deferred compensation plans in accordance with their terms. In addition, Mr. Krasnoff would receive his annual contract pension amount as set forth in “Pension Benefits for Fiscal Year 2007” and lifetime medical coverage for him and his dependents (estimated at a cost of $521,301 if terminated as of July 31, 2007) upon his termination of employment.
     Mr. Wilson was not serving as an executive officer as of July 31, 2007 and so is not included below. For more information regarding the terms of Mr. Wilson’s separation, see “Summary Compensation Table” and “Wilson Separation Agreement.”

Eric Krasnoff

							Notice of
							Termination
							of Employment	“Good Reason”
					Change in		Given by	Termination
		Disability		Retirement	Control		Company	by Executive
Benefit (1)	Death	(2)		(3)	(4)		(5)	(6)
Salary Continuation	-0-	-0-		N/A	-0-		$1,648,153	-0-
Annual Bonus	-0-	-0-		N/A	-0-		1,565,478	-0-
401(k) Plan (7)	-0-	-0-		N/A	-0-		12,465	-0-
Supplementary Profit-Sharing Plan	-0-	-0-		N/A	-0-		80,778	-0-
Supplementary Pension Plan	-0-	$3,137,852	(8)	N/A	-0-		270,623	-0-
Annual Contract Pension	-0-	-0-		N/A	-0-		-0-	-0-
Management Plan Restricted Stock Units	$1,339,435	1,339,435		N/A	$1,339,435		1,183,817	-0-
Stock Options	-0-	2,506,000		N/A	2,506,000		2,506,000	$2,506,000
Restricted Stock Units	3,346,844	3,346,844		N/A	3,346,844		1,075,285	-0-
Severance	N/A	N/A		N/A	4,067,747	(9)	4,067,747	4,067,747

Total	$4,686,279	$10,330,131		N/A	$11,260,026		$12,410,346	$6,573,747

Lisa McDermott

					Notice of
					Termination of
					Employment
				Change in	Given by
		Disability	Retirement	Control	Company
Benefit (1)	Death	(2)	(3)	(4)	(5)
Salary Continuation	$174,330	$174,330	N/A	-0-	$340,708
Annual Bonus	183,047	183,047	N/A	-0-	226,533
401(k) Plan (7)	-0-	-0-	N/A	-0-	6,353
Supplementary Profit-Sharing Plan	-0-	-0-	N/A	-0-	10,179
Supplementary Pension Plan	-0-	-0-	N/A	-0-	-0-
Management Plan	156,530	156,530	N/A	$156,530	126,180
Options	-0-	513,968	N/A	513,968	146,144
Restricted Stock Units	698,076	698,076	N/A	698,076	-0-

Total	$1,211,983	$1,725,951	N/A	$1,368,574	$856,097

Donald Stevens

					Notice of
					Termination of
					Employment
				Change in	Given by
		Disability	Retirement	Control	Company
Benefit (1)	Death	(2)	(3)	(4)	(5)
Salary Continuation	$253,578	$253,578	N/A	-0-	$969,566
Annual Bonus	266,257	266,257	N/A	-0-	644,652
401(k) Plan (7)	-0-	-0-	N/A	-0-	12,465
Supplementary Profit-Sharing Plan	-0-	-0-	N/A	-0-	34,349
Supplementary Pension Plan	-0-	-0-	N/A	-0-	-0-
Management Plan	1,615,294	1,615,294	$709,805	$1,615,294	1,356,330
Options	-0-	886,336	N/A	886,336	643,216
Restricted Stock Units	1,015,621	1,015,621	N/A	1,015,621	301,062

Total	$3,150,750	$4,037,086	$709,805	$3,517,251	$3,961,640

Roberto Perez

					Notice of
					Termination of
				Change in	Employment
		Disability	Retirement	Control	Given by Company
Benefit (1)	Death	(2)	(3)	(4)	(5)
Salary Continuation	$167,986	$167,986	N/A	-0-	$642,302
Annual Bonus	176,386	176,386	N/A	-0-	566,861
401K Plan (7)	-0-	-0-	N/A	-0-	12,465
Supplementary Profit-Sharing Plan	-0-	-0-	N/A	-0-	22,688
Supplementary Pension Plan	-0-	-0-	N/A	-0-	400,301
Management Plan	632,184	632,184	N/A	$632,184	548,300
Options	-0-	797,960	N/A	797,960	539,696
Restricted Stock Units	888,860	888,860	N/A	888,860	236,581

Total	$1,865,416	$2,663,376	N/A	$2,319,004	$2,969,194

Mary Ann Bartlett

					Notice of
					Termination of
				Change in	Employment
		Disability	Retirement	Control	Given by Company
Benefit (1)	Death	(2)	(3)	(4)	(5)
Salary Continuation	$145,140	$145,140	N/A	-0-	$554,947
Annual Bonus	152,397	152,397	N/A	-0-	368,978
401(k) Plan (7)	-0-	-0-	N/A	-0-	12,465
Supplementary Profit-Sharing Plan	-0-	-0-	N/A	-0-	14,387
Supplementary Pension Plan	-0-	-0-	N/A	-0-	270,111
Management Plan	204,901	204,901	N/A	$204,901	160,823
Options	-0-	317,957	N/A	317,957	173,353
Restricted Stock Units	542,999	542,999	N/A	542,999	60,204

Total	$1,045,437	$1,363,394	N/A	$1,065,857	$1,615,268

(1)	For purposes of the calculations in the table, payments that would be made over time have been presented as a present value lump sum using certain assumptions (salary continuation and annual bonus – 4.56% discount rate; 401(k) Plan – 6.25%; Supplementary Profit-Sharing Plan – 3% contribution and 6.25% discount rate; Supplementary Pension Plan – 6.25% discount rate; Krasnoff annual contract pension – 6.25% discount rate). For purposes of the annual bonus, 2007 bonus amounts were assumed, although actual bonus would depend upon performance of the Company in the relevant year. In addition, the closing price on July 31, 2007 ($41.52) was used for all equity-based compensation calculations. The amounts shown relating to stock options were calculated by multiplying each stock option whose vesting would be accelerated or that would vest during the notice period, as the case may be, by the excess of $41.52 over the exercise price of such stock option. The amounts shown related to restricted stock units were calculated by multiplying each restricted stock unit whose vesting would be accelerated or that would vest during the notice period, as the case may be, by $41.52.

(2)	Each of the employment contracts defines “disability” as the executive’s inability, by reason of physical or mental disability, to perform his or her principal duties under his or her employment contract for an aggregate of 130 working days out of any period of 12 consecutive months.

(3)	None of the NEOs is currently eligible for retirement under their employment contracts or other plans of the Company other than Mr. Stevens with respect to the Management Plan.

(4)	Each of the employment contracts, the Stock Plan, the Management Plan and the Supplementary Pension Plan defines “change in control” as the occurrence of any of the following:
•	the earlier to occur of (i) 10 days after a person or group of affiliated or associated persons (other than the Company or any subsidiary or employee benefit plan of the Company or subsidiary) has acquired beneficial ownership of 20% or more of the outstanding common stock (together, an “Acquiring Person”) or (ii) 10 business days (or such later date as may be determined by the board) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by an Acquiring Person of 20% or more of the outstanding common stock

•	during such time as there is an Acquiring Person, any reclassification of securities or reincorporation or reorganization or other transaction which, directly or indirectly, increases by more than 1% the proportionate share of common stock beneficially owned by any Acquiring Person

•	any direct or indirect (i) consolidation or merger of the Company into another person, (ii) consolidation or merger of another company into the Company in which the Company survives and all or part of the common stock is changed into or exchanged for securities of another person (or the Company) or cash or any other property or (iii) sale or transfer of assets or earning power aggregating 50% or more of the assets or earning power of the Company as a whole (other than to the Company or a subsidiary)

•	any date on which the number of duly elected and qualified directors of the Company who were not either elected by the board or nominated by the board or its nominating committee for election by the shareholders shall equal or exceed one-third of the total number of directors of the Company as fixed by its by-laws

•	provided, however, that no change in control will be deemed to have occurred to the extent that the board so determines by resolution adopted prior to the event.

(5)	For purposes of these tables, we have assumed that, upon a notice of termination of employment given by the Company under an employment contract, the Company would continue to pay salary and bonus and provide for additional accruals under retirement plans, vesting of equity awards and continuation in the Company’s medical plans during the two-year (or, in the case of Ms. McDermott, one-year) notice period even if the Company required the NEO not to perform any further services. In light of this assumption, the amounts set forth represent the value on July 31, 2007 of such future payments and benefits assuming that notice was given by the Company on such date. (As the NEO would still be paying premiums for medical plans, no amount has been included in the tables for continued coverage.) However, in the case of a notice of termination of employment under an employment contract given by the named executive officer, we have assumed that the Company would not continue to make such payments or provide such benefits during the notice period unless the NEO continued to perform services. In light of this assumption, a named executive officer would not be entitled to any additional payments or benefits solely as a result of giving notice of termination of employment and so we have not included a column with respect to such terminations in these tables. The one exception relates to Mr. Krasnoff who is entitled to have all unvested stock options vest 30 days prior to any termination of employment (other than as a result of death). The value of unvested stock options held by Mr. Krasnoff as of July 31, 2007 is set forth in the table above.

(6)	Mr. Krasnoff’s employment contract permits him to terminate his employment with the Company upon 30 days’ notice upon the occurrence of the following events (i) failure of the board to elect Mr. Krasnoff as, or his removal from, office as chief executive officer of the Company or (ii) amendment of the by-laws of the Company in such a way that, or action by the board such that, Mr. Krasnoff no longer has the title, authority and duties which are customarily possessed by and assigned to a chief executive officer (“Good Reason”).

(7)	Represents the equivalent of the Company match under the 401(k) Plan assuming that the named executive officer would have contributed at least 3% of pay on a pretax basis under the plan for each year in the notice period.

(8)	Represents the increase in the accumulated present value as of July 31, 2007 over the amount disclosed in the “Pension Benefits for Fiscal Year 2007” (calculated in the same manner) resulting from the acceleration of payment as a result of disability.

(9)	Mr. Krasnoff may terminate his employment for any reason following a change in control of the Company and receive the severance payment under his employment contract.
Employment Contracts
     As noted in “Compensation Discussion and Analysis,” the Company has entered into employment contracts with each of the NEOs. The following describes each NEO’s entitlement under his or her employment contract to the payments and benefits upon termination of employment reported in the tables.
     Death/Disability
     Upon her death or disability, Ms. McDermott or her estate, as applicable, will be entitled to an amount equal to her base salary and prorated bonus compensation to the end of the month in which death or disability occurs, and for each month during the period from the end of month in which death or disability occurs until the earliest of (i) first anniversary of the date of termination and (ii) date on which the term of employment would have ended but for her death or disability, Ms. McDermott or her estate will be entitled to monthly payments equal to 1/12 of 102.5% of base salary (i.e., 50% of base salary and 50% of target bonus percentage of 105% of base salary).

     Upon his death or disability, Mr. Stevens or his estate, as applicable, will be entitled to his base salary and prorated bonus compensation to the end of the month in which death or disability occurs, and for each month during the period from the end of month in which death or disability occurs until the earliest of (i) first anniversary of the date of termination and (ii) date on which the term of employment would have ended but for his death or disability, Mr. Stevens or his estate will be entitled to monthly payments equal to 1/12 of 102.5% of base salary (i.e., 50% of base salary and 50% of target bonus percentage of 105% of base salary).
     Upon his death or disability, Mr. Perez or his estate, as applicable, will be entitled to his base salary and prorated bonus compensation to the end of the month in which death or disability occurs, and for each month during the period from the end of month in which death or disability occurs until the earliest of (i) first anniversary of the date of termination and (ii) date on which the term of employment would have ended but for his death or disability, monthly payments equal to 1/12 of 102.5% of base salary (i.e., 50% of base salary and 50% of his aggregate target bonus percentage of 105% of base salary).
     Upon her death or disability, Ms. Bartlett will be entitled to her base salary and prorated bonus compensation to the end of the month in which death or disability occurs, and for each month during the period from the end of month in which death or disability occurs until the earliest of (i) first anniversary of the date of termination and (ii) date on which the term of employment would have ended but for her death or disability, Ms. Bartlett or her estate will be entitled to monthly payments equal to 1/12 of 102.5% of base salary (i.e., 50% of base salary and 50% of target bonus percentage of 105% of base salary).
     Resignation Following Change in Control
     Under their contracts, after a change in control of the Company, the NEOs may give less than one year’s notice of termination of employment.
     Upon his resignation following a change in control, Mr. Krasnoff will be entitled to acceleration of all of his stock options 30 days prior to the date of termination and a severance amount, payable in a single lump sum equal to the present value, as of his date of termination, of (i) his base salary that would have been paid for 24 months following termination (the “base salary severance component”) and (ii) 150% of the base salary severance component (together, the “Severance Amount”). For the purpose of present value calculations, it will be assumed that the base salary severance component is payable in equal period installments in accordance with the normal payroll, and the 150% of the base salary severance component is payable in two equal installments at the end of the 12th month and the 24th month. If any amounts payable to Mr. Krasnoff upon his termination of employment would be subject to excise tax under Section 4999 of the Code, then such payment will be reduced or deferred to the extent required to avoid application of Section 4999 only if such reduction or deferral would result in Mr. Krasnoff being in a better after-tax economic position (the “Excise Tax Cutback”). For purposes of the table above, no such Excise Tax Cutback has been calculated or effected.
     Notice of Termination of Employment Given by Executive
     According to the terms of the contract, NEOs must give one year’s (in the case of Ms. McDermott) or two years’ (in the case of Messrs. Krasnoff, Stevens and Perez and Ms. Bartlett) notice to the Company (each, a “Notice Period”) if he or she wishes not to terminate employment. Messrs. Stevens and Perez and Mss. McDermott and Bartlett would not be entitled to any compensation upon voluntary termination of employment, whether or not they gave the required notice under their employment contracts.
     Upon Mr. Krasnoff’s voluntary separation from service, under his employment contract, Mr. Krasnoff would be entitled to acceleration of his stock options 30 days prior to the conclusion of the Notice Period.
     Notice of Termination of Employment Given by Company
     The Company may terminate employment of an NEO under his or her employment contract by giving one year’s (in the case of Ms. McDermott) or two years’ (in the case of Messrs. Krasnoff, Stevens and Perez and Ms. Bartlett) notice to the NEO. During the applicable Notice Period, each of Messrs. Krasnoff, Stevens and Perez and Mss. McDermott and Bartlett will be entitled to continued salary continuation, bonus compensation, continued participation in the Company’s benefit plans, and continued vesting of equity. In addition, Mr. Krasnoff will be entitled to the Severance Amount and the acceleration of his stock options 30 days prior to the conclusion of his Notice Period.
     Good Reason Termination by Mr. Krasnoff
     Following the occurrence of events constituting Good Reason, Mr. Krasnoff may terminate his employment upon 30 days’ notice to the Company. Upon such termination, Mr. Krasnoff will be entitled to the Severance Amount and immediate acceleration of his stock options. None of the employment contracts with our other named executive officers provide any additional payments or benefits upon a termination for good reason.

Equity Plans
     The following describes each NEO’s entitlement under the Company’s equity plans upon termination of employment or change in control reported in the tables.
     Under the Stock Plan and all prior equity plans under which stock options have been granted (the “Stock Option Plans”) and under the Management Plan, all outstanding unvested stock options and restricted stock units will vest in full upon a change in control of the Company.
     Under the Stock Option Plans, upon a termination of employment, all stock options (vested and unvested) are forfeited except that upon a termination by reason of disability or retirement under an approved retirement program of the Company or a subsidiary, all options will remain in full force and effect and may be exercised in accordance with their terms until they expire by their terms. “Retirement under an approved retirement program of the Company or a subsidiary thereof” means retirement at or after age 65 unless the compensation committee determines, for reasons satisfactory to it, that retirement at an earlier age shall be deemed an “approved” retirement for purposes of a participant’s options. Upon termination by reason of death, all unvested stock options will be forfeited but the participant’s estate or heir may continue to exercise any options that had vested prior to death for one year.
     Under the Stock Plan, upon a termination of employment for any reason other than death, disability or eligible retirement, all restricted stock units will be forfeited, except to the extent otherwise determined by the compensation committee. Upon termination of employment by reason of death or disability, all restricted stock units will vest and become payable in full. Upon termination of employment by reason of eligible retirement, a pro rata portion of unvested restricted stock units will vest and the remainder will be forfeited. The portion of the restricted stock units that will vest is equal to the percentage of the total number of restricted stock units held on the date of termination determined by dividing the number of days in the period beginning on the grant date and ending on date of termination by 1460. “Eligible retirement” means retirement upon age 65 with eligibility to receive a retirement benefit under the Pall Corporation Cash Balance Pension Plan or, for non-U.S. residents, eligibility to receive a similar type of benefit under any pension plan or program maintained by the Company or any of its affiliated companies.
     Under the Management Plan, upon a voluntary termination of employment by a named executive officer (other than retirement) or termination by the Company for cause, any units granted by the Company will be forfeited and any units purchased by the named executive officer will be settled by delivery of a number of shares of common stock based upon the lower of the value of common stock on the date the units were credited or the date of settlement. Upon a termination of employment by the Company without cause or upon retirement (at or after age 62), any units purchased by the named executive officer will vest in full and a pro rata portion of unvested matching restricted stock units granted by the Company will vest and the remainder will be forfeited. The portion of the restricted stock units that will vest is equal to the percentage of the total number of restricted stock units held on the date of termination determined by dividing the number of months in the period beginning on the grant date and ending on date of termination by the number of months in the vesting period (either 36 or 48, depending upon the grant).
Supplementary Pension Plan
     Under the Supplementary Pension Plan, a participant will receive his or her benefit payments under the plan upon retirement at or after age 60 with no reduction in benefits. A participant who retires as a result of disability will receive his or her benefit payments beginning six months after such disability (regardless of the participant’s age) and continuing only during the period of such disability; provided that if a participant ceases to suffer a disability after he or she has attained age 65, his or her benefit payments will continue during his or her lifetime with no reduction in benefits.
     Under the Supplementary Pension Plan, each plan participant whose employment with the Company terminates for any reason (other than death) and who was a member of the Company’s Operating Committee at any time during the 30-day period immediately preceding the change in control, shall be fully vested in his or her account. All of the named executive officers other than Ms. McDermott and Mr. Perez were already fully vested in their accounts on July 31, 2007.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2007
     The following table sets forth the compensation of the Company’s non-employee directors for the fiscal year ended July 31, 2007 (“fiscal year 2007”). Neither Mr. Krasnoff nor Mr. Wilson received any additional compensation for service as a director in fiscal year 2007. Ms. Grisé was not a director during fiscal year 2007 and so is not included in the table below.

	Fees Earned
	or Paid in		Option	All Other
	Cash	Stock Awards	Awards	Compensation	Total
Name	($)	($)(1)(2)	($)(3)(4)	($)	($)
Daniel J. Carroll	$91,000	$79,400	$85,998		$256,398
John H.F. Haskell	62,500	79,400	60,251		202,151
Ulric S. Haynes	63,500	79,400	60,251		203,151
Dennis Longstreet	50,000	90,923	8,100		149,023
Edwin W. Martin, Jr.	70,250	79,400	60,251		209,901
Katharine L. Plourde	78,500	79,400	85,998		243,898
Heywood Shelley	50,500	79,400	60,251	$636 (5)	190,787
Edward L. Snyder	63,500	59,063	26,430	1,750 (6)	150,743
Edward Travaglianti	67,500	79,400	63,964		210,864
James D. Watson(7)	36,500	79,400	85,998		201,898

(1)	Reflects the expense recognized for financial statement reporting purposes under Statement of Financial Accounting Standards 123R (“SFAS 123R”) for each non-employee director for the Company’s fiscal year ended July 31, 2007 for annual awards of restricted stock units granted both in fiscal year 2007 and in prior years by the Company under its 2005 Stock Compensation Plan (the “Stock Plan”). For additional information regarding the assumptions made in calculating these amounts, see Note 17, Common Stock, to the accompanying consolidated financial statements. These amounts reflect our accounting expense for these awards and do not correspond to the actual value, if any, that may be realized by the non-employee director.

The grant date fair value of restricted stock units granted to each non-employee director in fiscal year 2007 was $59,063 other than Mr. Longstreet whose awards had an agregate grant date fair value of $90,923.

(2)	The following table reflects the number of restricted stock units held by each non-employee director at the end of fiscal year 2007:

Daniel J. Carroll	4,584
John H.F. Haskell	4,584
Ulric S. Haynes	4,584
Dennis Longstreet	2,771
Edwin W. Martin, Jr.	4,584
Katharine L. Plourde	4,584
Heywood Shelley	4,584
Edward L. Snyder	1,761
Edward Travaglianti	4,584
James D. Watson	4,584

(3)	Reflects the expense recognized for financial statement reporting purposes under SFAS 123R for each non-employee director for the Company’s fiscal year ended July 31, 2007 for stock options granted both in fiscal year 2007 and in prior years by the Company under its 2001 Stock Option Plan for Non-Employee Directors. For additional information regarding the assumptions made in calculating these amounts, see Note 17, Common Stock, to the accompanying consolidated financial statements. These amounts reflect our accounting expense for these awards and do not correspond to the actual value, if any, that may be realized by the non-employee director. Each stock option was granted with an exercise price of $39.07 per share.

The grant date fair value of stock options granted to each non-employee director in fiscal year 2007 was $26,430 other than Mr. Longstreet whose awards had an aggregate grant date fair value of $51,060.

(4)	The following table reflects the number of stock options held by each non-employee director at the end of fiscal year 2007.

Daniel J. Carroll	24,000
John H.F. Haskell	24,000
Ulric S. Haynes	24,000
Dennis Longstreet	6,000
Edwin W. Martin, Jr.	10,875
Katharine L. Plourde	24,000
Heywood Shelley	24,000
Edward L. Snyder	3,000
Edward Travaglianti	28,500
James D. Watson	24,000

(5)	Represents compensation imputed to Mr. Shelley that is equivalent to a per annum interest rate of 4.53% on his $120,400 loan from the Company. On September 11, 2006, Mr. Shelley repaid his loan in full to the Company.

(6)	Represents a meeting fee Dr. Snyder received as a member of the Pall Corporation Medical Advisory Board.

(7)	James D. Watson resigned from the board on November 3, 2007.
Cash Fees
     Non-employee directors of the Company were paid the following in cash for their services on the board in fiscal year 2007:
•	$2,000 per month
°	Each member of the audit committee received an additional $500 per month

°	Mr. Shelley and Dr. Martin were each paid an additional $750 per month for service on the executive committee
•	$2,500 for each meeting of the board and board committees personally attended

•	$2,500 for telephone participation in one regularly scheduled board meeting per year

•	$2,500 for telephone participation in one regularly scheduled committee meeting per year

•	$1,000 for participation in each meeting of the board or a board committee held by telephone conference call

•	$10,000 annual retainer for presiding independent director

•	$5,000 annual retainer for the chairpersons of the audit, compensation and nominating/governance committees.

Equity Awards
     The non-employee directors received restricted stock unit grants pursuant to the Stock Plan and stock option grants pursuant to the 2001 Stock Option Plan for Non-Employee Directors.
     Under the 2001 Stock Option Plan for Non-Employee Directors, on January 5th of each year, each director who is not an employee of the Company automatically receives:
•	3,000 options with an exercise price equal to the arithmetic mean of the highest and lowest sales price as reported in the NYSE Consolidated Transactions of a share of common stock on the grant date
°	Options become exercisable in four equal installments on each of the first four anniversaries of the grant date and expire on the seventh anniversary.
°	Upon leaving the board (other than a removal for cause), a director may exercise any options vested as of the date of departure for up to one year after such date and any unvested options will be forfeited; provided, however, that if a director had served two full three-year terms prior to his or her departure, all of the director’s options will continue to vest and be exercisable in accordance with their terms as if the director still served on the board.
     A new non-employee director, on the date on which he or she is elected at an annual meeting of shareholders for the first time, is granted an option for 3,000 shares, in addition to and on the same terms as outlined above.
     Under the Stock Plan, on January 5th of each year, each director who is not an employee of the Company automatically receives:
•	1,750 restricted stock units
°	Restricted stock units are converted into 1,750 shares of common stock promptly following the date on which the director leaves the board (for any reason except removal for cause)

°	On each date on which dividends are paid to shareholders, the account of each non-employee director is credited with “dividend equivalent units.” The Company calculates these “dividend equivalent units” by taking the number of restricted stock units outstanding on the day prior to the dividend payment date, multiplying this number by the amount of the cash dividend per share to arrive at the total cash dividend. The Company then divides the total cash dividend by the closing stock price on the dividend payment date to arrive at the number of dividend equivalent units.
     A new non-employee director, on the date on which he or she is elected at an annual meeting of shareholders for the first time, receives 1,000 restricted stock units, in addition to and on the same terms as outlined above.
     All restricted stock units and stock options granted to non-employee directors vest in full upon a change in control of the Company (as defined in note 4 to “Potential Payments Upon Termination or Change in Control”).
D&O Insurance
     The Company and its officers and directors are insured under four insurance policies with respect to liabilities arising from their service as officers and directors. These four policies, all effective August 1, 2007, are written by Vigilant Insurance Company, Federal Insurance Company (“Chubb”), Illinois National Insurance Company and Allied World Assurance Company. The Company pays the annual premium for each of these policies, which totaled $865,889 for fiscal year 2007 and totals $1,339,000 for fiscal year 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth information regarding the Company’s equity compensation plans as of July 31, 2007, the end of the Company’s most recently completed fiscal year:

Number of securities remaining
	Number of securities to		Weighted-average	available for future issuance
	be issued upon exercise		exercise price of	under equity compensation plans
	of outstanding options,		outstanding options,	(excluding securities reflected in
	warrants and rights		warrants and rights	column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,392,906	(1)	$25.29	4,068,975	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	4,392,906		$25.29	4,068,975

(1)	Consists of 2,828,756 shares of common stock issuable upon exercise of outstanding options, and 1,564,150 shares issuable upon conversion of outstanding restricted or deferred units under the Management Stock Purchase Plan and the 2005 Stock Compensation Plan. Since the aforementioned outstanding restricted and deferred units have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

(2)	Consists of 3,493,105 shares of common stock available for future grants of options and/or restricted stock units under the Management Stock Purchase Plan, the 2005 Stock Compensation Plan and the 2001 Stock Option Plan for Non-Employee Directors, and 575,870 shares remaining available for issuance under the Employee Stock Purchase Plan, a plan intended to qualify under section 423 of the Code (of the 4,068,975 shares of common stock available for future grants, 200,278 shares of common stock were issued under the Employee Stock Purchase Plan on October 31, 2007).
BENEFICIAL OWNERSHIP OF COMMON STOCK
AND RESTRICTED STOCK UNITS.
     The following table sets forth information as of March 3, 2008 with respect to the beneficial ownership of common stock, and restricted stock units acquired under the Management Stock Purchase Plan (the “Management Plan”) and the Stock Plan, by (a) each shareholder who, to the Company’s knowledge, is the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each current director of the Company, (c) each current and former executive officer included in the Summary Compensation Table, and (d) all current directors and executive officers of the Company as a group as of March 3, 2008. The percentages in the third column are based on the 122,872,069 shares outstanding on March 3, 2008. In each case, (1) except as otherwise indicated in the notes to the table, the shares shown in the second column are owned directly by the individuals or members of the group named in the first column, with sole voting and dispositive power, and (2) the restricted stock units shown in the fourth column are owned directly by the individuals or members of the group named in the first column, but cannot be voted or disposed of by them. For purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or executive officer for any other purpose.

	Common Stock
Name of	No. of		Percent	Restricted
beneficial owner	shares(1)		of class(2)	stock units(3)
ClearBridge Advisors, LLC	15,285,210	(a)	12.44%	—
Smith Barney Fund Management LLC Batterymarch Financial Management, Inc. 399 Park Avenue New York, NY 10022
Mary Ann Bartlett	18,370		—	30,452
Daniel J. Carroll, Jr.	25,500		—	6,383
Cheryl W. Grisé	—		—	1,755
John H.F. Haskell, Jr.	26,500		—	6,383
Ulric S. Haynes, Jr.	19,500		—	6,383
Eric Krasnoff	489,887	(b)	0.40%	208,148
Dennis Longstreet	1,500		—	4,552
Edwin W. Martin, Jr.	12,207		—	6,383
Lisa McDermott	25,050		—	27,381
Roberto Perez	28,235		—	52,725
Katharine L. Plourde	20,500		—	6,383
Heywood Shelley	29,500	(c)	—	6,383
Edward L. Snyder	750		—	3,533
Donald Stevens	143,078		0.12%	108,161
Edward Travaglianti	35,520		—	6,383
Marcus Wilson	80,133			66,905
15 current directors and executive officers of the Company as a group	876,097		0.71%	481,388

(1)	Includes shares covered by stock options currently exercisable or becoming exercisable within 60 days of March 3, 2008, as follows: Ms. Bartlett–18,200 shares; Mr. Carroll–19,500 shares; Mr. Haskell–19,500 shares; Mr. Haynes–19,500 shares; Mr. Krasnoff–402,948 shares; Mr. Longstreet–1,500 shares; Dr. Martin–6,375 shares; Ms. McDermott–25,050 shares; Mr. Perez–25,750 shares; Ms. Plourde–19,500 shares; Mr. Shelley–19,500 shares; Dr. Snyder–750 shares; Mr. Stevens–98,051 shares; Mr. Travaglianti–24,000 shares; Mr. Wilson– 80,000; and the 15 current directors and executive officers of the Company as a group–700,124 shares.

(2)	Percentages are shown only for shareholders owning at least one-tenth of one percent of the class.

(3)	With respect to executives, each restricted stock unit is converted, when it vests, into one share of common stock unless the holder elects to defer conversion, as permitted by the Management Plan and the Stock Plan. With respect to each non-employee director, each restricted unit is converted into one share of common stock upon the director’s termination of board membership for any reason other than removal for cause.

(a)	In an amended Schedule 13G filed with the Commission on February 14, 2008, ClearBridge Advisors, LLC (“ClearBridge Advisors”), Smith Barney Fund Management LLC (“Smith Barney”) and Batterymarch Financial Management LLC (“Batterymarch”) filing as a group (the “ClearBridge Group”) in accordance with Rule 13d-1(b)(1)(ii)(J) of the Exchange Act, pursuant to a joint filing agreement, reported beneficial ownership of such 15,285,210 shares. The ClearBridge Group, as a group, reported shared power to vote or direct the voting of 12,099,736 shares and shared power to dispose or to direct the disposition of 12,099,736 shares. ClearBridge Advisors reported shared power to vote or direct the voting of 11,777,775 shares and shared power to dispose or to direct the disposition of 14,879,339 shares. Smith Barney reported shared power to vote or direct the voting of 124,300 shares and shared power to dispose or to direct the disposition of 124,300 shares. Batterymarch reported shared power to vote or direct the voting of 197,661 shares and shared power to dispose or to direct the disposition of 281,571 shares.

(b)	Includes 12,966 shares owned by trusts established for the benefit of Mr. Krasnoff’s children. Mr. Krasnoff is trustee of these trusts and as such has sole voting and dispositive power with respect to the shares owned by the trusts. Also includes 1,436 shares owned by Mr. Krasnoff’s wife and as to which Mr. Krasnoff disclaims voting or dispositive power. Does not include 10,000 shares beneficially owned by a trust of which Mr. Krasnoff is one of the three trustees, along with Mr. Shelley. The trustees of this trust have sole voting power, but no dispositive power, with respect to these shares. U.S. Trust, now part of Bank of America, is the investment manager for the trust’s investment account and has complete investment discretion with respect to the trust. The trustees have limited the investment power of the trust by instructing U.S. Trust not to engage in any transaction with respect to Company stock during any period in which Company officials are prohibited by Company policy to engage in transactions in the Company’s common stock.

(c)	Does not include 10,000 shares beneficially owned by a trust of which Mr. Shelley is one of the three trustees, along with Mr. Krasnoff. The trustees of this trust have sole voting power, but no dispositive power, with respect to these shares. U.S. Trust, now part of Bank of America, is the investment manager for the trust’s investment account and has complete investment discretion with respect to the trust. The trustees have limited the investment power of the trust by instructing U.S. Trust not to engage in any transaction with respect to Company stock during any period in which Company officials are prohibited by Company policy to engage in transactions in the Company’s common stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Policies and Procedures for Related Person Transactions
     The board is responsible for the oversight and approval (or ratification) of any transaction, relationship or arrangement in which the Company is a participant and that involves board members, Company executive officers, beneficial owners of more than 5% of Company common stock, their immediate family members, any individual (other than tenants and employees) who shares that person’s home and companies they control or in which they have a substantial beneficial ownership interest. We refer to these as related person transactions and to the persons or entities involved as related persons.
     The board has adopted a written policy that sets out procedures for the reporting, review and ratification of related person transactions. The policy operates in conjunction with other aspects of the Company’s compliance program, such as its codes of ethics, which require directors and employees to report any circumstances that may create or appear to create a conflict between the interests of the related person and those of the Company, regardless of the amount involved. The Company’s directors and executive officers must also periodically confirm information about related person transactions, and management reviews its books and records and makes other inquiries as appropriate to confirm the existence, scope and terms of related person transactions.
     Under the board’s policy, the audit committee evaluates related person transactions for purposes of recommending to the disinterested members of the board that the transactions are fair, reasonable and within Company policies and practices and should be approved or ratified.
     The board has considered certain types of potential related person transactions and pre-approved them as not presenting material conflicts of interest. Those transactions include (a) compensation paid to directors and executive officers that has been approved by the board or the compensation committee, as applicable, (b) certain Company contributions made in limited amounts to charitable or not-for-profit organizations and otherwise in accordance with the Company’s Policy on Charitable Contributions and (c) transactions in which the related person’s interest arises solely from ownership of the Company’s common stock and all holders of the common stock receive the same benefit on a pro rata basis. The audit committee considers the appropriateness of any related person transaction not within these pre-approved classes in light of all relevant factors and the controls implemented to protect the interests of the Company and its shareholders, including:

•	the benefits of the transaction to the Company;

•	the terms of the transaction and whether they are on arm’s-length and in the ordinary course of the Company’s business;

•	the direct or indirect nature of the related person’s interest in the transaction;

•	the size and expected term of the transaction; and

•	other facts and circumstances that bear on the materiality of the related person transaction under applicable law and listing standards.
     Related person transactions involving directors are also subject to board approval or ratification when so required under New York law.
Related Person Transactions
     Mr. Shelley, a director of the Company, is counsel to Carter Ledyard & Milburn LLP. The Company paid $101,811 to Carter Ledyard for legal services performed in fiscal year 2007 and paid Carter Ledyard $131,303 in fiscal year 2007 for services performed in the fourth quarter of fiscal year 2006. A material part of Mr. Shelley’s compensation during fiscal year 2007 from Carter Ledyard was attributable to these fees. The Company may employ Carter Ledyard as legal counsel in the future.
     Under certain of the Company’s stock option plans, employees and directors had the right to defer payment of a portion of the exercise price, thereby becoming indebted to the Company. By the terms of the option plans, this indebtedness did not bear interest; however, under the Code, taxable interest is imputed to the optionee at interest rates determined by law and the amount of such imputed interest is deemed compensation to the optionee and is deductible by the Company. Both Heywood Shelley and Donald Stevens had outstanding indebtedness to the Company pursuant to these option plan provisions. As of August 1, 2006 (the start of fiscal year 2007), Heywood Shelley had outstanding indebtedness to the Company of $120,400, which he repaid in full on September 11, 2006. During fiscal year 2007, Donald Stevens had outstanding indebtedness to the Company in the amount of $131,389. No principal was repaid on Mr. Stevens’ indebtedness during fiscal year 2007 (by the terms of the option plans, no payment was required). Pursuant to law, interest was imputed to each of Messrs. Shelley and Stevens in an amount equivalent to a per annum rate of 4.53% and 4.71%, respectively, and deemed compensation to them. These loans were grandfathered pursuant to Section 402 of the Sarbanes-Oxley Act. Executive officers and directors are no longer permitted to utilize the deferred payment provisions of the plans.
     During fiscal year 2007, Roberto Perez had outstanding indebtedness to the Company in the amount of $207,000 in connection with his relocation. No principal has been repaid on Mr. Perez’s indebtedness subsequent to July 31, 2006. Pursuant to law, interest was imputed to Mr. Perez in an amount equivalent to a per annum rate of 4.71% and deemed compensation to him. This loan was incurred prior to the enactment of the Sarbanes-Oxley Act.
Corporate Governance Policy
     The board has adopted a corporate governance policy that provides the framework for the governance of the Company. The governance rules for companies listed on the NYSE and those contained in the Sarbanes-Oxley Act of 2002 and related regulations are reflected in the policy. The board reviews these principles and other aspects of governance periodically.
Director Independence
     The Company’s corporate governance policy provides for director independence standards consistent with those of the NYSE. These standards require the board to affirmatively determine that each director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) other than as a director. The board has adopted director independence standards for its evaluation of the materiality of director relationships with the Company. The board considers relationships involving directors and their immediate family members that may implicate any of these standards or the listing standards of the NYSE and relies on information derived from Company records, questionnaires completed by directors and inquiries of other relevant parties.
     The relationships reviewed by the board as part of its most recent independence determination consisted principally of donations made by the Company to not-for-profit organizations, including educational and health organizations (such as hospitals, laboratories and blood centers), with which board members were affiliated by service as employees, directors or trustees. The board also reviewed commercial relationships between the Company and the directors of organizations with which directors were affiliated by service as outside directors (Mss. Grisé and Plourde) or trustees (Mr. Travaglianti), or from which they received compensation (Mr. Shelley). The relationships with these organizations involved the Company’s sale or purchase of products or services in the ordinary course of business that were made on arm’s-length terms in amounts and under other circumstances that did not affect the relevant directors’ independence (other than in the case of Mr. Shelley) under the Company’s director independence standards or under applicable law and listing standards.
     The board has determined that the following directors are “independent” as required by the NYSE listing standards and the Company’s corporate governance policy: Daniel J. Carroll, Jr., Cheryl W. Grisé, John H. F. Haskell, Jr., Ulric S. Haynes, Jr., Dennis N. Longstreet, Edwin W. Martin, Jr., Katharine L. Plourde, Edward L. Snyder, Edward Travaglianti and James D. Watson. Dr. Watson resigned from the board of directors on November 3, 2007.

     All members of the audit committee, the compensation committee and the nominating/governance committee are independent directors under applicable listing standards and the Company’s director independence standards. The Company’s director independence standards are available on the Company’s website at www.pall.com under the “Investor Information” tab.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Audit and Non-Audit Fees
     The following table presents fees billed or expected to be billed for professional audit services rendered by KPMG LLP for the audit of the Company’s annual consolidated financial statements for its 2007 and 2006 fiscal years, and fees billed or expected to be billed for other services rendered to the Company by KPMG LLP:

	Fiscal
	2007	2006
Audit fees (1)	$8,594,000	$6,670,000
Audit-related fees (2)	226,000	170,000
Tax fees (3)	937,000	1,000,000
All other fees	—	—

Total	$9,757,000	$7,840,000

(1)	Audit fees include fees for the audit of management’s assessment of the effectiveness of its internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, review of the consolidated financial statements in the Company’s quarterly reports on Form 10-Q, and fees for services that are normally provided by an independent registered public accounting firm in connection with a statutory audit.

(2)	Audit-related fees consisted principally of fees for audits of financial statements of certain employee benefit plans that are not included in audit fees above.

(3)	Tax fees consisted of fees for tax compliance and related services.
Policy on Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services
     The audit committee has implemented a policy for the pre-approval of all audit and permitted non-audit services proposed to be provided to the Company by KPMG LLP, the Company’s independent registered public accounting firm. Under the policy, each engagement to provide audit or non-audit services must be documented in writing and the scope and terms of the engagement, including any fees payable, are subject to pre-approval by the audit committee. Services are generally subject to budgets, and fee overages in excess of $5,000 require specific audit committee approval. All audit and permitted non-audit services provided by KPMG LLP during fiscal year 2007 were pre-approved in accordance with the Company’s policy.
     For purposes of the policy, services are categorized as either “recurring” or “non-recurring.” Recurring services are reviewed periodically by the audit committee at regularly scheduled meetings and include services such as the annual audit of the Company’s financial statements and the financial statements of certain employee benefit plans, statutory audits for certain subsidiaries and services relating to the Company’s tax returns. Non-recurring non-audit services must be pre-approved on a case-by-case basis. Non-recurring services for which fees are expected to be less than $100,000 may be pre-approved by the chairperson of the audit committee and must be ratified by the full audit committee at its next regularly scheduled meeting. Services for which fees are expected to be at least $100,000 must be pre-approved by the full audit committee.
     The Company’s chief financial officer is responsible for confirming that individual proposals for audit and non-audit services comply with the Company’s policy.

     PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Documents filed as part of the Form 10-K:
(1) The following items are filed as part of this report:
 Report of Independent Registered Public Accounting Firm
 Consolidated Balance Sheets – July 31, 2007 and July 31, 2006
 Consolidated Statements of Earnings – years ended July 31, 2007, July 31, 2006 and July 31, 2005
 Consolidated Statements of Stockholders’ Equity – years ended July 31, 2007, July 31, 2006 and July 31, 2005
 Consolidated Statements of Cash Flows – years ended July 31, 2007, July 31, 2006 and July 31, 2005
 Notes to consolidated financial statements
(2) The following financial statement schedule is filed as part of this report:
 Schedule II — Valuation and Qualifying Accounts
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or in the notes thereto.
(3) Exhibits:
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.
Exhibit Index

Exhibit
Number	Description of Exhibit

3.1(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s 1994 Form 10-K.

3.1(ii)*	By-Laws of the Registrant as amended effective January 17, 2008, filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on January 18, 2008.

4.1(i)*	Indenture dated as of August 1, 2002, by and among the Registrant, as Issuer, the Guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, relating to the Registrant’s 6% Senior Notes due August 1, 2012 filed as Exhibit 4(iii) to the Registrant’s 2002 Form 10-K.

4.1(ii)*	First Supplemental Indenture, dated as of October 9, 2007, to the Indenture, dated as of August 1, 2002, by and among the Registrant, the guarantors named therein and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on October 11, 2007.

4.2(i)*	Rights Agreement dated as of November 17, 1989, between the Registrant and United States Trust Company of New York, as Rights Agent, filed as an Exhibit to the Registrant’s Form 8-A filed on September 10, 1992.

4.2(ii)*	Amendment No. 1, dated as of April 20, 1999, to the Rights Agreement dated as of November 17, 1989, between the Registrant and United States Trust Company of New York, as Rights Agent, filed as Exhibit II to the Registrant’s Form 8-A/A filed on April 22, 1999.

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

10.1(i)*	Credit Agreement dated June 21, 2006, between the Registrant and JPMorgan Chase Bank and the Other Lenders Party Thereto, filed as Exhibit 4(ii) to the Registrant’s Form 8-K filed on June 27, 2006.

Exhibit
Number	Description of Exhibit

10.1(ii)*	First Amendment and Waiver, dated as of August 16, 2007 to the Five-Year Credit Agreement, dated as of June 21, 2006, among Pall Corporation, the subsidiaries of the Company named on the signature pages thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as facility agent for the Lenders, and J.P. Morgan Europe Limited, as London agent for the Lenders, filed as Exhibit 10 to the Registrant’s Form 8-K filed on August 20, 2007.

10.1(iii)*	Second Amendment and Waiver, dated as of December 7, 2007 to the Five-Year Credit Agreement, dated as of June 21, 2006, among the Registrant, the subsidiaries of the Registrant named on the signature pages thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as facility agent for the Lenders, and J.P. Morgan Europe Limited, as London agent for the Lenders, filed as Exhibit 10 to the Registrant’s Form 8-K filed on December 11, 2007.

10.1(iv)†	Third Amendment and Waiver, dated as of March 25, 2008 to the Five-Year Credit Agreement, dated as of June 21, 2006, among the Registrant, the subsidiaries of the Registrant named on the signature pages thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as facility agent for the Lenders, and J.P. Morgan Europe Limited, as London agent for the Lenders.

10.2*‡	Employment Agreement dated January 21, 2004, as amended and restated effective July 20, 2005, between the Registrant and Eric Krasnoff, filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on July 25, 2005.

10.3*‡	Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson, filed as Exhibit 10.2 to the Registrant’s 2003 Form 10-K.

10.4*‡	Amendment dated August 30, 2005 to Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on September 2, 2005.

10.5*‡	Employment Agreement dated November 15, 2001, between the Registrant and Donald B. Stevens, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2002.

10.6*‡	Employment Agreement dated September 12, 2005 between the Registrant and Roberto Perez, filed as Exhibit 10.7 to the 2006 Form 10-K.

10.7*‡	Employment Agreement dated June 1, 2004 between the Registrant and Lisa McDermott, filed as Exhibit 10.11 to the Registrant’s 2005 Form 10-K.

10.8†‡	Employment Agreement dated August 1, 2005 between the Registrant and Mary Ann Bartlett.

10.9*‡	Pall Corporation Supplementary Profit-Sharing Plan as amended effective July 19, 2005, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on July 25, 2005.

10.10*‡	Pall Corporation Profit-Sharing Plan as amended and restated as of July 1, 1998, filed as Exhibit 10.15 to the Registrant’s 2002 Form 10-K.

10.11*‡	Pall Corporation Profit-Sharing Plan amended pursuant to provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001, filed as Exhibit 10.17 to the Registrant’s 2003 Form 10-K.

10.12*‡	Pall Corporation Supplementary Pension Plan as amended effective August 29, 2005, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 2, 2005.

10.13*‡	Pall Corporation 2004 Executive Incentive Bonus Plan, as amended effective January 18, 2006, filed as Exhibit 10.15 to the Registrant’s 2006 Form 10-K.

10.14*‡	Pall Corporation 1991 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.15*‡	Pall Corporation 1993 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.16*‡	Pall Corporation 1995 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

Exhibit
Number	Description of Exhibit

10.17*‡	Pall Corporation 1998 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.18*‡	Form of Notice of Grant of Restricted Stock Units Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2005.

10.19*‡	Form of Notice of Grant of Annual Award Units Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2005.

10.20†‡	Form of Notice of Grant of Stock option Grant Agreement Under Pall Corporation 2005 Stock Compensation Plan.

10.21*‡	Pall Corporation 2005 Stock Compensation Plan, as amended effective January 19, 2006, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2006.

10.22*‡	Pall Corporation Stock Option Plan for Non-Employee Directors, as amended effective November 19, 1998, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.23*‡	Pall Corporation 2001 Stock Option Plan for Non-Employee Directors, as amended September 17, 2004, filed as Exhibit 10.25 to the Registrant’s 2004 Form 10-K.

10.24*‡	Pall Corporation Management Stock Purchase Plan as amended effective July 19, 2005, filed as Exhibit 10.4 to the Registrant’s Form 8-K filed on July 25, 2005.

10.25*‡	Pall Corporation Employee Stock Purchase Plan as amended effective October 17, 2003, filed as Exhibit 10.27 to the Registrant’s 2003 Form 10-K.

10.26*‡	Principal Rules of the Pall Supplementary Pension Scheme, filed as Exhibit 10.25 to the Registrant’s 1995 Form 10-K.

10.27*‡	Amendment dated May 3, 2006 to Employment Agreement dated January 21, 2004, as amended and restated effective July 20, 2005, between the Registrant and Eric Krasnoff, filed as Exhibit 10.28 to the Registrant’s 2006 Form 10-K.

10.28*‡	Amendment dated July 18, 2006 to Employment Agreement dated January 21, 2004, as amended and restated effective July 20, 2005, between the Registrant and Eric Krasnoff, filed as Exhibit 10.29 to the Registrant’s 2006 Form 10-K.

10.29*‡	Amendment dated May 3, 2006 to Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson, filed as Exhibit 10.30 to the Registrant’s 2006 Form 10-K.

10.30*‡	Amendment dated July 18, 2006 to Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson, filed as Exhibit 10.31 to the 2006 Form 10-K.

10.31*‡	Amendment dated May 3, 2006 to Employment Agreement dated November 15, 2001, between the Registrant and Donald B. Stevens, filed as Exhibit 10.32 to the Registrant’s 2006 Form 10-K.

10.32*‡	Amendment dated July 18, 2006 to Employment Agreement dated November 15, 2001, between the Registrant and Donald B. Stevens, filed as Exhibit 10.33 to the Registrant’s 2006 Form 10-K.

10.33*‡	Amendment dated May 3, 2006 to Employment Agreement dated September 12, 2005, between the Registrant and Roberto Perez, filed as Exhibit 10.36 to the Registrant’s 2006 Form 10-K.

10.34*‡	Amendment dated July 18, 2006 to Employment Agreement dated September 12, 2005, between the Registrant and Roberto Perez, filed as Exhibit 10.37 to the Registrant’s 2006 Form 10-K.

10.35*‡	Amendment dated May 3, 2006 to Employment Agreement dated June 1, 2004 between the Registrant and Lisa McDermott, filed as Exhibit 10.38 to the Registrant’s 2006 Form 10-K.

10.36*‡	Amendment dated July 18, 2006 to Employment Agreement dated June 1, 2004 between the Registrant and Lisa McDermott, filed as Exhibit 10.39 to the Registrant’s 2006 Form 10-K.

10.37†‡	Amendment dated May 3, 2006 to Employment Agreement dated August 1, 2005 between the Registrant and Mary Ann Bartlett.

Exhibit
Number	Description of Exhibit

10.38*‡	Letter Agreement, as amended, dated December 11, 2006 between the Registrant and Marcus Wilson summarizing the terms of the termination of employment of Mr. Wilson, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006.

10.39†‡	Amendment dated July 18, 2006 to Employment Agreement dated August 1, 2005 between the Registrant and Mary Ann Bartlett.

14*	Pall Corporation Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and other employees with important roles in the financial reporting process, filed as Exhibit 99.1 to the Registrant’s 2004 Form 10-K.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference. The Registrant’s SEC file number is 001- 04311.

†	Filed herewith.

‡	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pall Corporation

March 28, 2008	By:	/s/	LISA MCDERMOTT Lisa McDermott,
Chief Financial Officer and Treasurer

		/s/	FRANCIS MOSCHELLA

Francis Moschella,
Vice President — Corporate Controller
Chief Accounting Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	ERIC KRASNOFF Eric Krasnoff	Chairman of the Board, Chief Executive Officer and President	March 28, 2008

/s/	LISA MCDERMOTT Lisa McDermott	Chief Financial Officer and Treasurer	March 28, 2008

/s/	FRANCIS MOSCHELLA Francis Moschella	Vice President — Corporate Controller Chief Accounting Officer	March 28, 2008

/s/	DANIEL J. CARROLL, JR. Daniel J. Carroll, Jr.	Director	March 28, 2008

/s/	CHERYL W. GRISÉ Cheryl W. Grisé	Director	March 28, 2008

/s/	JOHN H. F. HASKELL, JR. John H. F. Haskell, Jr.	Director .	March 28, 2008

/s/	ULRIC S. HAYNES, JR. Ulric S. Haynes, Jr.	Director	March 28, 2008

/s/	DENNIS N. LONGSTREET Dennis N. Longstreet	Director	March 28, 2008

/s/	EDWIN W. MARTIN Edwin W. Martin	Director	March 28, 2008

/s/	KATHARINE L. PLOURDE Katharine L. Plourde	Director	March 28, 2008

/s/	HEYWOOD SHELLEY Heywood Shelley	Director	March 28, 2008

/s/	EDWARD L. SNYDER Edward L. Snyder	Director	March 28, 2008

/s/	EDWARD TRAVAGLIANTI Edward Travaglianti	Director	March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pall Corporation:
     We have audited the accompanying consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pall Corporation and subsidiaries as of July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 2, the consolidated financial statements as of July 31, 2006 and for each of the years ended July 31, 2006 and 2005 have been restated.
     As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” as of August 1, 2005, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of July 31, 2007, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” as of July 31, 2007.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pall Corporation and subsidiaries internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2008 expressed an adverse opinion on the effective operation of internal control over financial reporting.

/s/	KPMG LLP KPMG LLP
Melville, New York
March 28, 2008

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31, 2007	July 31, 2006
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$443,036	$317,657
Accounts receivable	551,393	517,632
Inventories	471,467	408,273
Other current assets	140,481	90,553

Total current assets	1,606,377	1,334,115
Property, plant and equipment, net	607,900	620,979
Goodwill	260,205	246,476
Intangible assets	47,933	51,477
Other non-current assets	186,431	208,239

Total assets	$2,708,846	$2,461,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$39,949	$35,821
Accounts payable	183,429	144,883
Accrued liabilities	315,646	258,196
Income taxes payable	291,395	200,945
Current portion of long-term debt	1,771	27,561
Dividends payable	—	13,437

Total current liabilities	832,190	680,843
Long-term debt, net of current portion	591,591	640,015
Deferred income taxes	34,966	7,637
Other non-current liabilities	189,498	195,694

Total liabilities	1,648,245	1,524,189

Stockholders’ equity:
Common stock, par value $.10 per share; 500,000 shares authorized; 127,958 shares issued	12,796	12,796
Capital in excess of par value	159,620	137,165
Retained earnings	974,945	909,810
Treasury stock, at cost (2007 — 5,412 shares, 2006 — 5,800 shares)	(164,454)	(156,775)
Stock option loans	(679)	(1,311)
Accumulated other comprehensive income (loss):
Foreign currency translation	142,691	106,768
Minimum pension liability	(67,036)	(73,084)
Unrealized investment gains	2,801	1,949
Unrealized losses on derivatives	(83)	(221)

	78,373	35,412

Total stockholders’ equity	1,060,601	937,097

Total liabilities and stockholders’ equity	$2,708,846	$2,461,286

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

		Years Ended
	July 31, 2007	July 31, 2006	July 31, 2005
		(As Restated)	(As Restated)
Net sales	$2,249,905	$2,016,830	$1,902,284
Cost of sales	1,190,549	1,072,750	978,916

Gross profit	1,059,356	944,080	923,368

Selling, general and administrative expenses	675,005	641,030	621,401
Research and development	62,414	57,371	56,183
Restructuring and other charges, net	22,352	12,326	38,763
Interest expense, net	39,056	30,123	29,997

Earnings before income taxes	260,529	203,230	177,024
Provision for income taxes	133,032	151,090	63,321

Net earnings	$127,497	$52,140	$113,703

Earnings per share:
Basic	$1.04	$0.42	$0.91
Diluted	$1.02	$0.41	$0.91

Average shares outstanding:
Basic	123,115	124,931	124,645
Diluted	124,393	125,819	125,598
See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

		Capital				Accumulated
		in Excess			Stock	Other
Years Ended July 31, 2005 (As Restated),	Common	of Par	Retained	Treasury	Option	Comprehensive		Comprehensive
July 31, 2006 (As Restated) and July 31, 2007	Stock	Value	Earnings	Stock	Loans	Income (Loss)	Total	Income

Balance at August 1, 2004 (As Reported)	$12,796	$115,489	$984,117	$(92,047)	$(2,308)	$36,392	$1,054,439
Cumulative impact of restatement (Note 2)			(120,768)			(157)	(120,925)

Balance at August 1, 2004 (As Restated)	12,796	115,489	863,349	(92,047)	(2,308)	36,235	933,514
Comprehensive income:
Net earnings			113,703				113,703	$113,703
Other comprehensive income (loss):
Translation adjustment						2,971	2,971	2,971
Minimum pension liability						(11,794)	(11,794)	(11,794)
Unrealized investment gains						3,308	3,308	3,308
Unrealized gain on derivatives						352	352	352

Comprehensive income								$108,540

Dividends declared			(48,585)				(48,585)
Issuance of 2,756 shares for stock plans and tax benefit related to stock plans		5,404	(9,500)	65,415			61,319
Restricted stock units related to stock plans		1,041					1,041
Purchase of 2,435 shares				(64,246)			(64,246)
Stock option loans					500		500

Balance at July 31, 2005 (As Restated)	12,796	121,934	918,967	(90,878)	(1,808)	31,072	992,083
Comprehensive income:
Net earnings			52,140				52,140	$52,140
Other comprehensive income (loss):
Translation adjustment						26,369	26,369	26,369
Minimum pension liability						(23,731)	(23,731)	(23,731)
Unrealized investment gains						1,916	1,916	1,916
Unrealized loss on derivatives						(214)	(214)	(214)

Comprehensive income								$56,480

Dividends declared			(53,801)				(53,801)
Issuance of 1,372 shares for stock plans and tax benefit related to stock plans		(699)	(7,496)	34,830			26,635
Restricted stock units related to stock plans		4,065					4,065
Stock based compensation expense		11,865					11,865
Purchase of 3,556 shares				(100,727)			(100,727)
Stock option loans					497		497

Balance at July 31, 2006 (As Restated)	12,796	137,165	909,810	(156,775)	(1,311)	35,412	937,097
Impact of adoption of SAB No. 108 (Note 3)			(5,957)				(5,957)

Balance at August 1, 2006 (As Restated)	12,796	137,165	903,853	(156,775)	(1,311)	35,412	931,140
Comprehensive income:
Net earnings			127,497				127,497	$127,497
Other comprehensive income (loss):
Translation adjustment						35,923	35,923	35,923
Minimum pension liability						26,325	26,325	26,325
Unrealized investment gains						852	852	852
Unrealized gain on derivatives						138	138	138

Comprehensive income								$190,735

Adjustment to initially adopt the provisions of SFAS No. 158 (net of tax) (Note 15)						(20,277)	(20,277)
Dividends declared			(43,345)				(43,345)
Issuance of 1,973 shares for stock plans and tax benefit related to stock plans		5,852	(13,060)	54,116			46,908
Restricted stock units related to stock plans		2,481					2,481
Stock based compensation expense		14,122					14,122
Purchase of 1,585 shares				(61,795)			(61,795)
Stock option loans					632		632

Balance at July 31, 2007	$12,796	$159,620	$974,945	$(164,454)	$(679)	$78,373	$1,060,601

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Years Ended
	July 31, 2007	July 31, 2006	July 31, 2005
		(As Restated)	(As Restated)
Operating activities:
Net earnings	$127,497	$52,140	$113,703
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	21,235	12,326	38,763
Depreciation and amortization of long-lived assets	93,977	95,658	90,921
Non-cash stock compensation	14,122	11,865	—
Excess tax benefits from stock based compensation arrangements	(7,929)	(1,937)	—
Amortization of net proceeds from terminated interest rate swaps	(27)	(27)	(1,711)
Amortization of deferred revenue	(2,154)	(1,256)	—
Deferred income taxes	(17,942)	13,352	8,342
Provisions for doubtful accounts	2,924	2,052	3,979
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Inventories	(47,471)	(34,494)	(54,604)
Accounts receivable	(16,084)	(12,799)	(24,800)
Income taxes receivable/payable	115,080	72,151	(19,974)
Accounts payable and accrued expenses	54,434	3,661	4,288
Other assets	(10,739)	(7,031)	7,684
Other liabilities	6,005	13,167	(4,983)

Net cash provided by operating activities	332,928	218,828	161,608

Investing activities:
Capital expenditures	(97,763)	(95,967)	(86,153)
Purchases of retirement benefit assets	(22,841)	(78,187)	(19,392)
Proceeds from sale of retirement benefit assets	22,824	43,791	19,173
Disposals of fixed assets	47,734	9,950	5,127
Proceeds from sale of strategic investments	—	7,387	915
Acquisitions of businesses, net of disposals and cash acquired	(406)	(75)	(30,879)
Other	(4,975)	(3,001)	(3,354)

Net cash used by investing activities	(55,427)	(116,102)	(114,563)

Financing activities:
Long-term borrowings	80,328	348,295	315,349
Repayments of long-term debt	(173,596)	(191,487)	(330,412)
Notes payable	1,303	9,813	(4,842)
Purchase of treasury stock	(61,795)	(100,727)	(64,246)
Dividends paid	(56,228)	(52,379)	(47,075)
Net proceeds from stock plans	39,611	28,964	62,490
Excess tax benefits from stock based compensation arrangements	7,929	1,937	—
Make whole payment to redeem senior notes	—	—	(14,702)
Payments/proceeds related to terminated interest rate swaps	—	—	(10,044)

Net cash (used)/provided by financing activities	(162,448)	44,416	(93,482)

Cash flow for year	115,053	147,142	(46,437)
Cash and cash equivalents at beginning of year	317,657	164,928	207,277
Effect of exchange rate changes on cash	10,326	5,587	4,088

Cash and cash equivalents at end of year	$443,036	$317,657	$164,928

Supplemental disclosures:
Interest paid	$34,176	$33,662	$26,158
Income taxes paid (net of refunds)	48,825	64,733	75,215
Non-cash investing and financing activities:
Capital lease entered into for new building	—	—	7,272
Note receivable	—	2,539	—
See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
NOTE 1 — ACCOUNTING POLICIES AND RELATED MATTERS
The Company
     Pall Corporation and its subsidiaries (hereinafter collectively called “the Company” unless the context requires otherwise) manufacture and market filtration, purification and separation products and integrated systems solutions throughout the world to a diverse group of customers. As discussed in Note 20, Segment Information and Geographies, consistent with the new corporate structure, management has determined that the Company’s reportable segments, that are also its operating segments, consist of its two vertically integrated businesses: Life Sciences and Industrial. Segment information has been restated for fiscal year 2006 and fiscal year 2005 to conform to the current year presentation.
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
     Financial statements of foreign subsidiaries have been translated into U.S. dollars at exchange rates as follows: (i) balance sheet accounts at year-end rates, except equity accounts which are translated at historic rates, and (ii) income statement accounts at weighted average rates. Translation gains and losses are reflected in stockholders’ equity, while transaction gains and losses, which result from the settlement of foreign denominated receivables and payables at rates that differ from rates in effect at the transaction date, are reflected in earnings. Transaction losses, net, in fiscal years 2007, 2006 and 2005 amounted to $2,266, $3,180 and $2,796, respectively.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
Revenue Recognition
     Revenue is recognized when title and risk of loss have transferred to the customer and when contractual terms have been fulfilled. Transfer of title and risk of loss occurs when the product is delivered in accordance with the contractual shipping terms. In instances where contractual terms include a provision for customer acceptance, revenue is recognized when either (i) the Company has previously demonstrated that the product meets the specified criteria for contracts with acceptance provisions based on either seller or customer-specified objective criteria or (ii) upon formal acceptance received from the customer for contracts with acceptance provisions where the product has not been previously demonstrated to meet customer-specified objective criteria. Revenue for contracts which are accounted for under the percentage of completion method is based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses.
Stock Plans
     The Company currently has four stock-based employee compensation plans (collectively, the “Stock Plans”), which are described more fully in Note 17, Common Stock. Prior to August 1, 2005, the Company accounted for stock-based compensation related to those Stock Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). As such, there was no stock-based employee compensation cost recognized in net earnings relating to any shares under the Employee Stock Purchase Plan (“ESPP”) or stock options granted under any of the existing or terminated stock option plans prior to August 1, 2005 as all stock options were granted with an exercise price equal to the fair market value on the date of grant. There was, however, stock-based employee compensation cost recognized in net earnings for periods prior to August 1, 2005 resulting from the issuance of restricted stock units under the 2005 Stock Compensation Plan (“2005 Plan”) and the Management Stock Purchase Plan (“MSPP”).
     Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the years ended July 31, 2007 and July 31, 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
     The following table illustrates the effect on net earnings and earnings per share for the year ended July 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under the Company’s stock plans prior to adoption of SFAS No. 123(R) on August 1, 2005. No pro forma disclosure has been made for periods subsequent to August 1, 2005 as all stock-based compensation has been recognized in net earnings. For purposes of this pro forma disclosure and compensation cost recorded in the Company’s consolidated financial statements, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ service periods.

For the year ended
July 31, 2005
(As Restated)
Net earnings, as restated	$113,703
Pro forma stock compensation expense, net of tax benefit	11,667

Pro forma net earnings	$102,036

Earnings per share:
Basic — as restated	$0.91
Basic — pro forma	$0.82
Diluted — as restated	$0.91
Diluted — pro forma	$0.81

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
     For further discussion, refer to Note 13, Income Taxes.
Earnings Per Share
     The Consolidated Statements of Earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. Employee stock options and restricted stock units of 546, 910 and 212 for fiscal years 2007, 2006 and 2005, respectively, were not included in the computation of diluted shares because their effect would have been antidilutive.
     The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	2007	2006	2005
Basic shares outstanding	123,115	124,931	124,645
Effect of dilutive securities (a)	1,278	888	953

Diluted shares outstanding	124,393	125,819	125,598

(a)	Refer to Note 17, Common Stock, for a description of the Company’s stock plans.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
Adoption of New Accounting Pronouncements
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF No. 06-3”). EITF No. 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The Company adopted EITF No. 06-3 in the third quarter of fiscal year 2007. The Company will continue to present taxes within the scope of EITF No. 06-3 on a net basis. As such, the adoption of EITF No. 06-3 did not have any effect on the Company’s consolidated financial statements.
     As of July 31, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). In accordance with SFAS No. 158, the Company is required to record the difference between its benefit obligations and any plan assets of its defined benefit plans. Upon adoption, SFAS No. 158 requires the recognition of previously unrecognized actuarial gains and losses, prior service costs or credits and net transition amounts within accumulated other comprehensive income (expense), net of tax. Additionally, SFAS No. 158 requires companies to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position, which is July 31. The Company’s defined benefit pension plans are already measured as of July 31; therefore, the measurement date provisions of SFAS No. 158 did not affect the Company’s existing valuation practices. The initial impact of adopting the provisions of SFAS No. 158 was a charge to accumulated other comprehensive income of $20,277, an increase to noncurrent deferred tax assets of $11,580 and an increase to other non-current liabilities of $31,857. For more details regarding the adoption of SFAS No. 158, refer to Note 15, Pension and Profit Sharing Plans and Arrangements.
     The Company adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. If the effect of the initial adoption is determined to be material, the cumulative effect may be reported as an adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. For more details regarding the adoption of SAB No. 108, refer to Note 3, Impact of Staff Accounting Bulletin No. 108.
NOTE 2 — AUDIT COMMITTEE INQUIRY AND RESTATEMENT
Background
          On July 19, 2007, the audit committee of the board of directors of the Company, with the assistance of independent counsel, commenced an inquiry into the Company’s understatement of its United States (“U.S.”) federal income tax payments and its provision for income taxes in certain prior periods beginning with its fiscal year ended July 31, 1999. The audit committee completed its inquiry in January 2008.
          As previously announced, the Company concluded that its annual and quarterly financial statements for the fiscal years 1999 through 2006 and for each of the fiscal quarters ended October 31, 2006, January 31, 2007, and April 30, 2007 should no longer be relied upon and that a restatement of some or all of those financial statements would be required. This conclusion resulted from the Company’s previously announced understatement of U.S. federal income tax payments and of its provision for income taxes relating to the taxation of certain intercompany balances.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
          In particular, the Company discovered various intercompany balances, some of which were in existence throughout the period in question, that resulted mainly from sales of products by a branch of Pall Netherlands BV, a Dutch company, to Medsep Corporation, a Delaware company. These intercompany balances were not settled in a timely manner and gave rise to deemed dividend income to the Company under the Internal Revenue Code, which was not properly taken into account in its U.S. federal income tax returns and provision for income taxes for the relevant periods. In addition, the Company discovered certain other lesser tax compliance matters, some of which were related to intercompany balances and some of which were related to other intercompany transactions. The Company’s tax liability and provision for income taxes for the affected periods were therefore understated for the amount of taxes that would have been payable with respect to these tax compliance matters in those periods, as well as interest on overdue amounts of taxes payable and penalties that may be assessed by the U.S. tax authorities and other taxing jurisdictions. This understatement did not affect the Company’s sales, cost of sales, gross profit, or earnings before interest and income taxes as previously reported in the Company’s consolidated financial statements over the affected period. In September 2007, the Company deposited $135,000 with the U.S. Treasury based on the estimated understatement of U.S. income tax payments, including estimated interest, but excluding potential penalties. In January 2008, the Company also terminated the employment of four employees who previously had been placed on administrative leave as a result of this matter and who had principal responsibility for tax and treasury matters during substantially all of the affected period.
          This matter resulted in the Company’s failure or inability to comply with certain representations, warranties and covenants in its debt and other financing-related agreements, including the Company’s obligation to provide certain information (principally the Company’s periodic Securities and Exchange Commission (“SEC”) reports) to those lenders or counterparties. The Company entered into amendments and/or waivers to address these matters with the lenders or counterparties, as applicable, under its $500,000 unsecured senior revolving credit facility, Yen 9 billion variable-rate loan due June 20, 2010 and certain other debt and financing-related agreements, as well as an amendment of the indenture relating to the $280,000 6% senior notes due August 1, 2012. Under the terms of those amendments and covenant waivers, the Company was obligated to return to compliance with its reporting obligations under the federal securities laws by March 31, 2008. As of the date hereof, the Company is in compliance with its filing obligations under the foregoing agreements, as amended. See Note 11 — Notes Payable and Long-Term Debt and Note 12 — Financial Instruments and Risks and Uncertainties for further discussion.
          Although these matters remain under review by taxing authorities in the United States and in other taxing jurisdictions, the Company currently estimates the cumulative understatement of income tax liabilities for these matters to be $237,000, as well as an additional $41,000 of penalties and interest, net of tax benefit, due thereon. The amounts recorded in the consolidated financial statements reflect the Company’s current estimate of the tax liability as of July 31, 2007 including interest and penalties. The actual amounts due and payable upon final settlement of these matters with the U.S. taxing authorities and other taxing jurisdictions may differ materially from the Company’s estimate. In particular, the Company may be subject to potential additional penalties that may be asserted by the U.S. and foreign taxing authorities of up to $124,000, which has not been reflected in the consolidated financial statements as of July 31, 2007.
Restatement Adjustments
     The accompanying consolidated balance sheet as of July 31, 2006 and the related statements of earnings, stockholders’ equity and cash flows for each of the fiscal years ended July 31, 2006 and 2005, have been restated to reflect the matter described above.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     The following table presents the effects of the adjustments made to the Company’s previously reported consolidated balance sheet as of July 31, 2006.

	July 31, 2006
	As previously
	reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$317,657	$—	$317,657
Accounts receivable	517,632	—	517,632
Inventories	408,273	—	408,273
Other current assets	133,419	(42,866)	90,553

Total current assets	1,376,981	(42,866)	1,334,115
Property, plant and equipment, net	620,979	—	620,979
Goodwill	246,476	—	246,476
Intangible assets	51,477	—	51,477
Other non-current assets	256,945	(48,706)	208,239

Total assets	$2,552,858	$(91,572)	$2,461,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$35,821	$—	$35,821
Accounts payable	144,883	—	144,883
Accrued liabilities	241,630	16,566	258,196
Income taxes payable	67,484	133,461	200,945
Current portion of long-term debt	27,561	—	27,561
Dividends payable	13,437	—	13,437

Total current liabilities	530,816	150,027	680,843
Long-term debt, net of current portion	640,015	—	640,015
Deferred income taxes	7,637	—	7,637
Other non-current liabilities	195,694	—	195,694

Total liabilities	1,374,162	150,027	1,524,189

Stockholders’ equity:
Common stock	12,796	—	12,796
Capital in excess of par value	137,165	—	137,165
Retained earnings	1,151,044	(241,234)	909,810
Treasury stock, at cost	(156,775)	—	(156,775)
Stock option loans	(1,311)	—	(1,311)
Accumulated other comprehensive income (loss):
Foreign currency translation	107,133	(365)	106,768
Minimum pension liability	(73,084)	—	(73,084)
Unrealized investment gains	1,949	—	1,949
Unrealized losses on derivatives	(221)	—	(221)

	35,777	(365)	35,412

Total stockholders’ equity	1,178,696	(241,599)	937,097

Total liabilities and stockholders’ equity	$2,552,858	$(91,572)	$2,461,286

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
The following tables present the effects of the adjustments made to the Company’s previously reported statements of earnings for the years ended July 31, 2006 and July 31, 2005.
     Additional information on the effect of the restatement on prior year income taxes is set forth in Note 13 — Income Taxes to reflect the adjustments described above. In the fourth quarter of fiscal year 2006, the Company repatriated $398,000 of foreign earnings in a plan intended to benefit from the American Jobs Creation Act of 2004, also known as the Homeland Investment Act (the “HIA”). The HIA provided a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations, such as the branch of Pall Netherlands BV that was owed amounts under the intercompany balances that resulted in the restatement. In conjunction with the restatement process, the Company concluded that it was not entitled to any benefit under the HIA as the deemed dividends resulting from the intercompany payable balances underlying the restatement created a balance of “previously taxed income” that could be repatriated without any additional U.S. federal income tax regardless of the HIA. The repatriation of that previously taxed income, however, caused the section 956 inclusion for 2006 to increase to reflect the relevant intercompany payable balances during the period by virtue of the technical operation of the Internal Revenue Code. The restatement reflects the proper accounting for the tax consequences of the intercompany payable balances, one effect of which is the elimination of the $17,000 incremental provision for income taxes previously recorded in fiscal year 2006 associated with the repatriation and the recording of taxes payable in respect of the deemed dividend for the year at the corporate tax rate of 35%.

	Year Ended July 31, 2006
	As previously
	reported	Adjustments	As restated
Net sales	$2,016,830	$—	$2,016,830
Cost of sales	1,072,750	—	1,072,750

Gross profit	944,080	—	944,080

Selling, general and administrative expenses	641,030	—	641,030
Research and development	57,371	—	57,371
Restructuring and other charges, net	12,326	—	12,326
Interest expense, net	22,977	7,146	30,123

Earnings before income taxes	210,376	(7,146)	203,230
Provision for income taxes	64,883	86,207	151,090

Net earnings	$145,493	$(93,353)	$52,140

Earnings per share:
Basic	$1.16		$0.42
Diluted	$1.16		$0.41

Average shares outstanding:
Basic	124,931		124,931
Diluted	125,819		125,819

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

	Year Ended July 31, 2005
	As previously
	reported	Adjustments	As restated
Net sales	$1,902,284	$—	$1,902,284
Cost of sales	978,916	—	978,916

Gross profit	923,368	—	923,368

Selling, general and administrative expenses	621,401	—	621,401
Research and development	56,183	—	56,183
Restructuring and other charges, net	38,763	—	38,763
Interest expense, net	25,950	4,047	29,997

Earnings before income taxes	181,071	(4,047)	177,024
Provision for income taxes	40,255	23,066	63,321

Net earnings	$140,816	$(27,113)	$113,703

Earnings per share:
Basic	$1.13		$0.91
Diluted	$1.12		$0.91

Average shares outstanding:
Basic	124,645		124,645
Diluted	125,598		125,598
     The restatement did not affect net cash flows from operating, investing or financing activities for fiscal year 2007 or any prior period. The Company’s deposit of $135,000 with the U.S. Treasury in respect of these matters was remitted subsequent to July 31, 2007 and, therefore, is not reflected in the consolidated financial statements for fiscal year 2007.
NOTE 3 — IMPACT OF STAFF ACCOUNTING BULLETIN NO. 108
     On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under the transition provisions of SAB No. 108, if the effect of the initial adoption is determined to be material, the cumulative effect may be reported as an adjustment to retained earnings as of the beginning of the year with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. The Company adopted the provisions of SAB No. 108 in the fourth quarter of fiscal year 2007 and recorded a cumulative effect adjustment to the opening balance of retained earnings of $5,957, an increase to noncurrent deferred tax assets of $2,982 and an increase to other non-current liabilities of $8,939, substantially all of which relates to periods prior to fiscal year 2005.
     The uncorrected misstatement for consideration under SAB No. 108, which was considered immaterial to the Company’s financial position and results of operations in prior reporting periods under the income statement approach, related to an understatement of foreign subsidiary pension liabilities and the related understatement of pension expense which had not been recognized in accordance with SFAS No. 87, Employers’ Accounting for Pensions.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
NOTE 4 — ACQUISITIONS
     On November 30, 2004, the Company acquired the BioSepra® Process Division (“BioSepra”) from Ciphergen Biosystems, Inc. The purchase price was approximately $32,000, net of cash and debt assumed, subject to a post closing adjustment of the purchase price based upon certain quantitative thresholds, as defined in the purchase agreement. The adjustment to the purchase price was finalized on April 11, 2005, resulting in a reduction in the purchase price of approximately $1,100. BioSepra develops, manufactures and markets chromatography sorbents for use in the purification of protein in drug development and production.
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
     The July 31, 2006 consolidated balance sheet reflects the final allocation of the purchase prices and non-deductible goodwill of $9,900 related to these acquisitions. The following table summarizes the final allocation of the purchase prices to the assets acquired and liabilities assumed at the dates of the acquisitions:

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

     Based upon the markets BioSepra and Euroflow serve, the goodwill was assigned to the Company’s Life Sciences segment. Pro forma financial information related to the acquisitions has not been provided, as it is not material to the Company’s results of operations and cash flows.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
NOTE 5 — RESTRUCTURING AND OTHER CHARGES, NET
     The following tables summarize the restructuring related items and other charges/(gains) recorded in fiscal years 2007, 2006 and 2005:

		Other
		(Gains)/Charges
	Restructuring (1)	(2)	Total
2007
Severance	$22,840	$—	$22,840
Gain on sale and impairment of assets, net	(3,219)	—	(3,219)
Other exit costs	4,321	—	4,321
Environmental matters (2a)	—	644	644
Other	1,117	(1,076)	41

	25,059	(432)	24,627
Reversal of excess restructuring reserves	(2,275)	—	(2,275)

	$22,784	$(432)	$22,352

Cash	$17,672	$(628)	$17,044
Non-cash	5,112	196	5,308

	$22,784	$(432)	$22,352

2006
Severance	$13,562	$—	$13,562
Gain on sale of investments (2b)	—	(2,200)	(2,200)
Other exit costs	3,043	—	3,043
Gain on sale of assets, net	(696)	—	(696)
Environmental matters (2a)	—	925	925
Other	—	(307)	(307)

	15,909	(1,582)	14,327
Reversal of excess restructuring reserves	(2,001)	—	(2,001)

	$13,908	$(1,582)	$12,326

Cash	$13,624	$(1,459)	$12,165
Non-cash	284	(123)	161

	$13,908	$(1,582)	$12,326

2005
Severance	$17,496	$—	$17,496
Early extinguishment of debt, net (2c)	—	11,953	11,953
Impairment of investments (2b)	—	3,615	3,615
Other exit costs	2,928	—	2,928
Loss on sale and impairment of assets, net	226	—	226
Environmental matters (2a)	—	2,077	2,077
Other	—	836	836

	20,650	18,481	39,131
Reversal of excess restructuring reserves	(368)	—	(368)

	$20,282	$18,481	$38,763

Cash	$19,666	$16,716	$36,382
Non-cash	616	1,765	2,381

	$20,282	$18,481	$38,763

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(1) Restructuring:
     Following the completion of the integration of the Filtration and Separations Group (“FSG”) which was acquired in fiscal year 2002, Company management began a much broader initiative to examine the overall structure of the Company and the manner in which it conducted business activities with the objective of increasing revenue growth and achieving cost reduction. This resulted in a series of restructuring activities, including the realignment of the overall business structure into two vertically integrated businesses (refer to Note 20, Segment Information and Geographies, for further discussion), which commenced at the end of fiscal year 2004, the Company’s facilities rationalization initiative and European cost reduction (“EuroPall”) initiative, which commenced in fiscal year 2006, and the Western Hemisphere cost reduction (“AmeriPall”) initiative, which commenced in fiscal year 2007.
2005:
•	The Company began to implement its plan to reorganize its business structure into vertically integrated business groups and continued its cost reduction initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to the reorganization.

•	In the first quarter of fiscal year 2005, the Company completed the sale begun in the fourth quarter of fiscal year 2004 of certain manufacturing plants in Germany acquired as part of the FSG acquisition, which resulted in the recognition of a gain of $387.
2006:
•	The Company continued its realignment plan and cost reduction initiatives, including its facilities rationalization initiative and its initiative to optimize European operations (“EuroPall”). As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives. In addition, the Company recorded a gain on the sale of assets, primarily related to the sale of a building in the Western Hemisphere as part of its facilities rationalization initiative.
2007:
•	The Company continued its cost reduction initiatives, including its facilities rationalization and EuroPall initiatives. Furthermore, the Company launched AmeriPall, the Western Hemisphere equivalent of the EuroPall initiative. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.

•	The Company recorded impairment charges of $7,667 related to the planned disposal of buildings and the early retirement of certain long-lived assets, as part of the Company’s facilities rationalization initiative. Furthermore, the Company recorded a gain on the sale of its corporate headquarters of $10,886.
     The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2007, 2006 and 2005:

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2007
Original charge (a)	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (b)	611	9	620

Balance at Jul. 31, 2007	$16,548	$757	$17,305

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (b)	182	9	191

Balance at July 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (c)	(1,385)	(40)	(1,425)
Other changes (b)	126	2	128

Balance at Jul. 31, 2007	$2,325	$6	$2,331

2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (b)	(86)	4	(82)

Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (c)	(1,905)	(96)	(2,001)
Other changes (b)	57	3	60

Balance at July 31, 2006	3,915	13	3,928
Utilized	(2,531)	—	(2,531)
Reversal of excess reserves (c)	(811)	(15)	(826)
Other changes (b)	31	2	33

Balance at Jul. 31, 2007	$604	$—	$604

(a)	Excludes $757 related to pension liabilities.

(b)	Other changes primarily reflect translation impact.

(c)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2005 and 2006.
(2) Other (Gains)/Charges:
(a) Environmental Matters:
In fiscal year 2005, the Company increased its previously established environmental remediation reserves by $2,077 primarily related to environmental matters in Sea Cliff, New York and Pinellas Park, Florida.
In fiscal year 2006, the Company increased its previously established environmental reserves by $925 primarily related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida.
In fiscal year 2007, the Company increased its previously established environmental reserves by $3,394 primarily related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida. Such costs were partly offset by an insurance settlement of $2,750 related to the environmental matter in Glen Cove, New York.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
For more detail regarding environmental matters, please refer to Note 16, Contingencies and Commitments.
(b) Investments:
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
For further discussion of the Company’s investments, refer to Note 10, Other Current and Non-current Assets.
(c) Early extinguishment of debt, net:
In the fourth quarter of fiscal year 2005, the Company recorded a charge of $11,953 related to the early extinguishment of its $100,000 private placement 7.83% unsecured senior notes. The charge represents the payment to the note holders under the make-whole provision of the notes reduced by the Company’s carrying value of the notes.
NOTE 6 — ACCOUNTS RECEIVABLE
     Accounts receivable are summarized as follows:

	2007	2006
Billed	$510,991	$483,205
Unbilled	52,212	46,329

Total	563,203	529,534
Less allowances for doubtful accounts	(11,810)	(11,902)

Accounts receivable	$551,393	$517,632

     Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.
NOTE 7 — INVENTORIES
     The major classes of inventory, net, are as follows:

	2007	2006
Raw materials and components	$136,248	$130,731
Work-in-process	73,725	66,259
Finished goods	261,494	211,283

	$471,467	$408,273

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
NOTE 8 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following:

	2007	2006
Land	$46,485	$44,923
Buildings and improvements	421,556	462,177
Machinery and equipment	819,612	758,182
Furniture and fixtures	82,634	76,624

	1,370,287	1,341,906
Less: Accumulated depreciation and amortization	762,387	720,927

Property, plant and equipment, net	$607,900	$620,979

     The change in the carrying amount of property, plant and equipment reflects the sale of the Company’s corporate headquarters and the impairment of certain other assets related to the planned disposal and early retirement of certain long-lived assets as part of the Company’s facilities rationalization initiative. For a discussion of these items refer to Note 5, Restructuring and Other Charges, Net.
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
     The following table presents goodwill, net of accumulated amortization recorded prior to adopting SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), allocated by reportable segment, in accordance with SFAS No. 142. For a discussion regarding a change in the Company’s reportable segments, refer to the Note 20, Segment Information and Geographies.

	2007	2006
Life Sciences	$69,433	$67,554
Industrial	190,772	178,922

	$260,205	$246,476

     The change in the carrying amount of goodwill is primarily attributable to a tax contingency that relates to a period prior to the acquisition of FSG, additional consideration paid related to a prior acquisition in India, as well as changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date partially offset by the reversal of certain tax allowances.
     Intangible assets consist of the following:

	2007
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$82,561	$37,369	$45,192
Trademarks	4,818	2,671	2,147
Other	2,275	1,681	594

	$89,654	$41,721	$47,933

	2006
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$78,579	$30,232	$48,347
Trademarks	4,648	2,261	2,387
Other	3,361	2,618	743

	$86,588	$35,111	$51,477

     Patents and trademarks include costs to register new patents and trademarks. Patents also include expenditures to successfully defend certain patents.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     Amortization expense for intangible assets for fiscal years 2007, 2006 and 2005 was $8,183, $8,463 and $6,762, respectively. Amortization expense is estimated to be approximately $7,203 in fiscal year 2008, $6,489 in fiscal year 2009, $6,251 in fiscal year 2010, $6,039 in fiscal year 2011 and $5,803 in fiscal year 2012.
NOTE 10 — OTHER CURRENT AND NON-CURRENT ASSETS
     Other current assets consist of the following:

	2007	2006
		(As Restated)
Deferred income taxes (a)	$53,370	$29,900
Income tax receivable (a)	16,360	19,216
Prepaid expenses	34,135	25,259
Other receivables	36,616	16,178

	$140,481	$90,553

     Other non-current assets consist of the following:

	2007	2006
		(As Restated)
Deferred income taxes (a)	$69,338	$62,885
Retirement benefit assets (b)	86,244	84,435
Investments (b)	5,791	4,066
Prepaid pension expenses (c)	6,638	20,193
Intangible pension assets (c)	—	9,273
Other	18,420	27,387

	$186,431	$208,239

a)	Refer to Note 13, Income Taxes, for further discussion.

b)	Retirement benefit assets are held to satisfy obligations related to certain retirement benefit plans, which provide benefits to eligible employees in Germany and the U.S. Included therein are guaranteed investment contracts of $22,195 and $26,685 as of July 31, 2007 and July 31, 2006, respectively. The guaranteed investment contracts were established to pay for supplementary retirement benefits related to plans in Germany. The July 31, 2007, and July 31, 2006, balance sheets reflect related liabilities in the amounts of $55,115 and $55,596, respectively.

Also included within retirement benefit assets is a benefits protection trust, with assets aggregating $57,693 and $57,750 as of July 31, 2007 and July 31, 2006, respectively. The trust was established for the purpose of satisfying certain supplemental post-employment benefit obligations in the U.S. for eligible executives in the event of a change of control of the Company. In addition to holding cash equivalents primarily to satisfy short-term cash requirements relating to benefit payments, the trust primarily invests in U.S. government obligations, debt obligations of corporations and financial institutions with high credit ratings and equity mutual fund shares. Contractual maturity dates of debt securities held by the trust range from 2008 to 2043. Such debt and equity securities are classified as available-for-sale and aggregated $55,655 and $55,648 as of July 31, 2007 and July 31, 2006, respectively. The July 31, 2007 and July 31, 2006 balance sheets reflect retirement benefit assets held in the trust of $51,469 and $51,860, related to retirement benefit liabilities of $62,791 and $53,627, respectively.

Included in investments is the Company’s investment in Satair of $5,336 and $4,037, at July 31, 2007 and July 31, 2006, respectively, which is classified as available-for-sale.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
The following is a summary of the Company’s available-for-sale investments by category at July 31, 2007 and July 31, 2006:

					Net
			Gross	Gross	Unrealized
	Cost/		Unrealized	Unrealized	Holding
	Amortized		Holding	Holding	Gains/
	Cost Basis	Fair Value	Gains	Losses	(Losses)
2007

Equity securities	$5,744	$9,878	$4,134	$—	$4,134

Debt securities:
U.S. Treasury	14,431	14,561	150	(20)	130
Other U.S. government	12,441	12,500	96	(37)	59
CMO/mortgage-backed	576	628	53	(1)	52
Corporate	23,440	23,464	119	(95)	24

	$56,632	$61,031	$4,552	$(153)	$4,399

2006

Equity securities	$5,396	$7,980	$2,687	$(103)	$2,584

Debt securities:
U.S. Treasury	22,913	22,609	19	(323)	(304)
Other U.S. government	11,209	11,064	6	(151)	(145)
CMO/mortgage-backed	3,699	3,696	11	(14)	(3)
Corporate	14,548	14,365	6	(189)	(183)

	$57,765	$59,714	$2,729	$(780)	$1,949

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
2007

Equity securities	$—	$—	$—	$—	$—	$—
Debt securities:
U.S. Treasury	5,132	20	—	—	5,132	20
Other U.S. government	4,875	37	—	—	4,875	37
CMO/mortgage-backed	446	1	—	—	446	1
Corporate	11,433	95	—	—	11,433	95

	$21,886	$153	$—	$—	$21,886	$153

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
2006

Equity securities	$3,913	$103	$—	$—	$3,913	$103
Debt securities:
U.S. Treasury	13,678	323	—	—	13,678	323
Other U.S. government	7,391	151	—	—	7,391	151
CMO/mortgage-backed	1,112	14	—	—	1,112	14
Corporate	7,361	189	—	—	7,361	189

	$33,455	$780	$—	$—	$33,455	$780

The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the years ended July 31, 2007, July 31, 2006 and July 31, 2005:

	2007	2006	2005
Proceeds from sales	$13,344	$17,905	$6,900
Realized gross gains on sales	4	2,217	160
Realized gross losses on sales	61	112	2
c)	Prepaid pension expenses represent the non-current amounts arising from the excess of cumulative employer contributions over accrued net pension expenses. Intangible pension assets represent the unfunded accumulated benefit obligations to the extent of unrecognized prior service costs. Refer to Note 15, Pension and Profit Sharing Plans and Arrangements for further discussion.
NOTE 11 — NOTES PAYABLE AND LONG-TERM DEBT
     At July 31, 2007, the Company had available unsecured credit facilities which require no compensating balances, totaling approximately $225,597. In addition to providing short-term liquidity and overdraft protection, these facilities also support various programs (such as guarantee, performance bond and warranty) mandated by customers and other financial exposures (foreign exchange forward contracts) of the Company. At July 31, 2007, notes payable were $39,949 and an additional $29,656 was committed to various other programs. The weighted average interest rates on notes payable at the end of fiscal years 2007 and 2006 were 5.4% and 4.6%, respectively.
     Long-term debt consists of:

	2007	2006
Senior revolving credit facility, due in fiscal year 2011 (a)	$217,324	$347,749
Private placement senior notes, due in fiscal year 2013 (b)	280,000	280,000
Yen denominated loan, due in fiscal year 2007 (c)	—	26,214
Yen denominated loan, due in fiscal year 2010 (c)	75,969	—
Other	19,936	13,453

	593,229	667,416
SFAS No. 133 fair value adjustment, net (d)	133	160

Total long-term debt	593,362	667,576
Current portion	(1,771)	(27,561)

Long-term debt, net of current portion	$591,591	$640,015

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     As more fully described in Note 2 – Audit Committee Inquiry and Restatement, the Company failed to comply with certain representations, warranties and covenants in its debt agreements including the agreements described in (a), (b) and (c) below including its inability to timely file its periodic reports with the SEC. The Company entered into amendments and/or waivers of those agreements. Under the terms of those amendments and covenant waivers, the Company was obligated to return to compliance with its reporting obligations under the federal securities laws by March 31, 2008. As of the date hereof, the Company is in compliance with its filing obligations under the foregoing agreements, as amended.
(a)	On June 21, 2006, the Company and certain wholly-owned subsidiary borrowers, entered into a multi-currency (U.S.$, Pound, Euro), five-year $500,000 unsecured senior revolving credit facility with a syndicate of banks, which expires on June 21, 2011. Simultaneously, the Company and one of its domestic subsidiaries borrowed approximately $445,000 under this facility and used the proceeds principally (1) to repay the $213,869 of borrowings, accrued interest and fees due under its then existing $350,000 unsecured senior revolving credit facility entered into on July 29, 2005, (2) to prepay a 90-day term $200,000 loan plus accrued interest, (3) to pay various fees associated with the new facility and (4) for general corporate purposes. The then existing $350,000 unsecured revolving credit facility was terminated upon execution of the $500,000 revolving credit facility. Letters of credit outstanding against the $500,000 revolving credit facility as of July 31, 2007 were approximately $12,556.

Borrowings under the new facility bear interest at either a variable rate based upon LIBOR (U.S.$ and £ borrowings) or Euribor (Euro borrowings) or at the prime rate of the Administrative Agent (U.S.$ borrowing only). The new facility contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. The financial covenants are as follows:
i.	Minimum interest coverage ratio: The Ratio of Earnings Before Net Interest, Taxes, Depreciation, Amortization and the Non-Cash Portion of Non-Recurring Charges and Income (“EBITDA”) to Net Interest Expense shall not be less than 3.50 to 1.00, computed on the basis of cumulative results for the most recently ended four consecutive quarters.

ii.	Maximum funded debt ratio: The Ratio of Consolidated Funded Debt to EBITDA shall not exceed 3.50 to 1.00, EBITDA computed on the basis of cumulative results for the most recently ended four consecutive quarters.
The Company is in compliance with these financial covenants.

On July 21, 2006, several foreign, non-U.S. dollar functional currency, subsidiary borrowers initiated loans under the new facility to facilitate the funding of a substantial portion of the dividend payment of $398,000 made pursuant to the implementation plan under the American Jobs Creation Act of 2004. Such borrowings were individually Pound 36,000 (U.S.$67,266) and Euro 141,400 (U.S.$180,483) (U.S. dollar equivalents stated at relevant year-end spot rates) and were used to repay a portion of the initial outstandings under the new facility, as well as for other general corporate purposes.

(b)	On August 6, 2002, the Company completed a private placement offering of $280,000 6% senior notes due on August 1, 2012. The notes are unsecured and unsubordinated obligations of the Company and rank pari passu to its other outstanding unsecured and unsubordinated indebtedness.

(c)	The Company refinanced and increased its Yen loan from Yen 3 billion to Yen 9 billion (approximately $75,969 as of July 31, 2007), which was due on June 20, 2007, until June 20, 2010. Interest payments are at a variable rate based upon Yen LIBOR. The Company designated this borrowing as a non-derivative hedge of its net Yen investment in a Japanese subsidiary. As a result of such designation, adjustments related to the fair market value of the Yen loans (which were $126 and $61, net of tax, respectively in July 31, 2007 and July 31, 2006) are reported in other comprehensive income.

(d)	Refer to Note 12, Financial Instruments and Risks and Uncertainties, for further discussion of the Company’s hedging activities.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
The aggregate annual maturities of long-term debt during fiscal years 2008 through 2012 are approximately as follows:

2008	$1,771
2009	2,260
2010	78,234
2011	219,522
2012	1,814
     Interest expense, net, for fiscal years 2007, 2006 and 2005 is comprised of:

	2007	2006	2005
		(As Restated)	(As Restated)
Interest expense	$56,837	$40,323	$34,942
Interest income	17,781	10,200	4,945

Interest expense, net	$39,056	$30,123	$29,997

NOTE 12 — FINANCIAL INSTRUMENTS AND RISKS AND UNCERTAINTIES
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
     The Company entered into two consecutive, non-concurrent, “receive fixed, pay variable” fair value interest rate swap transactions related to the $280,000 private placement 6.00% notes due in 2012. Both transactions had an aggregate notional amount of $230,000 and both were terminated prior to maturity. The initial swap was entered into in fiscal year 2003 and terminated that same year to monetize, or realize, gains in the fair market value of the swap. Proceeds, net of accrued interest due to the Company of $2,667, were $13,467 and are being amortized as a reduction of interest expense over the remaining life of the underlying indebtedness. The second swap was entered into in fiscal year 2003 (concurrent with the termination of the first swap) and was terminated in fiscal year 2005 to effect a decision by management to increase the fixed rate portion of the Company’s debt portfolio in response to changes in the interest rate environment. The cash outlay, augmented by accrued interest due to the Company of $894, totaled $10,938; such amount being amortized as an increase to interest expense over the remaining life of the underlying indebtedness. The unamortized balance of both swaps, netting to $133 at July 31, 2007, is reflected as a realized adjustment to the carrying value of the underlying indebtedness.
     On March 7, 2003, the Company entered into a forward dated “receive variable, pay fixed” interest rate swap related to the Yen 3 billion loan that matured in June 2005, whereby the Company received payments at a variable rate based upon Yen LIBOR and made payments at a fixed rate of 0.95% on a notional amount of Yen 3 billion. Concurrent with the maturity of the underlying Yen 3 billion loan, this swap terminated in June 2005. On May 9, 2005 the Company entered into a forward dated “receive variable, pay fixed” interest rate swap related to the June 2005 refinancing of the Yen 3 billion loan. The Company receives payments at a variable rate based upon Yen LIBOR, and makes payments at an all-in fixed rate of 0.36% on a notional amount of Yen 3 billion. The swap has the same term as the underlying Yen 3 billion loan. This swap terminated concurrent with the refinancing of the Yen 3 billion loan in June 2007.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     On June 20, 2007, the Company entered into a “receive variable, pay fixed” interest rate swap related to the Yen 9 billion loan that matures in June 2010, whereby the Company received payments at a variable rate based upon Yen LIBOR and made payments at a fixed rate of 1.58% on a notional amount of Yen 9 billion. As more fully described in Note 2 – Audit Committee Inquiry and Restatement, the Company failed to comply with certain representations, warranties and covenants in its debt other financing-related agreements, including this interest rate swap. The Company entered into amendments and/or waivers of those agreements. Under the terms of those amendments and waivers, the Company was obligated to return to compliance with its reporting obligations under the federal securities laws by March 31, 2008. As of the date hereof, the Company is in compliance with its filing obligations under the foregoing agreements, as amended.
     In April 2003, the Company amended the terms of the “receive variable, pay fixed” interest rate swap related to certain borrowings under the senior credit facility. The Company received payments at a variable rate based on LIBOR and made payments at an effective rate of 4.3% on a notional amount of $25,000. The swap expired in February 2006.
     In June 2005, pursuant to the execution of a Yen 3.5 billion loan from a U.S. dollar functional Netherlands subsidiary of the Company (“PNBV”) to a Japanese subsidiary of the Company (“NPL”), PNBV entered into a cross currency swap with a financial institution. Under the terms of the agreement, PNBV will make interest payments to the financial institution at a fixed rate, based upon a notional amount of Yen 3.5 billion. In return, the financial institution will make interest payments to PNBV, at a fixed rate, based upon a $32,154 notional amount (the U.S. dollar equivalent of the Yen 3.5 billion based upon the spot rate on the date of the closing of this transaction). At the end of this arrangement, PNBV will remit the Yen 3.5 billion principal, which it will receive from NPL, to the financial institution, who in turn will remit the $32,154 to PNBV. As of July 31, 2007, the fair value of the cross currency interest rate swap was a gain of $2,654. The underlying Japanese Yen intercompany loan had a foreign exchange loss of $2,611; both of these positions are accounted for in other comprehensive income.
     On December 12, 2007, the cross currency interest rate swap was settled and the intercompany loan was repaid. The cross currency swap had a gain of $980 and the Japanese Yen intercompany loan had a foreign exchange loss of $820. Both of these positions were recorded in the statement of earnings during the second quarter of fiscal year 2008.
     As of July 31, 2007, the Company had interest rate swaps and forwards outstanding with notional amounts aggregating $75,969 and $8,253 respectively, whose fair values were a liability of $197 and $166, respectively. Other comprehensive income includes $126, net of tax, of cumulative unrealized losses on variable to fixed rate interest rate swaps (i.e., cash flow hedges).
     The credit risk related to the interest rate swaps and the forwards is considered low because such instruments are entered into only with financial institutions having high credit ratings and are generally settled on a net basis.
     The Company considers the fair value of all non-derivative financial instruments to be not materially different from their carrying value at year-end, except for fixed rate debt with a face value of $280,000, a carrying value of $280,133 and a fair value of $280,112. The fair market value was determined by the price of the bond on July 31, 2007.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
NOTE 13 — INCOME TAXES
     The components of earnings before income taxes are as follows:

	2007	2006	2005
		(As Restated)	(As Restated)
Domestic operations	$44,675	$34,200	$4,678
Foreign operations	215,854	169,030	172,346

	$260,529	$203,230	$177,024

The provisions for income taxes consist of the following items:
Current:
Federal, state and local	$51,620	$91,518	$24,536
Foreign	79,521	49,036	39,274

	131,141	140,554	63,810

Deferred:
Federal, state and local	4,756	9,417	4,815
Foreign	(2,865)	1,119	(5,304)

	1,891	10,536	(489)

	$133,032	$151,090	$63,321

     A reconciliation of the provisions for income taxes follows:

	% of Pretax Earnings
	2007	2006	2005
		(As Restated)	(As Restated)
Computed “expected” tax expense	35.0%	35.0%	35.0%

Tax benefit of Puerto Rico Section 936 operations	—	(2.3)	(1.7)
Foreign income and withholding taxes, net of U.S. foreign tax credits	6.0	41.6	(0.1)
Taxes on undistributed earnings	8.5	—	—
Tax Credits	(0.6)	—	—
Change in valuation allowance	(0.3)	(0.9)	0.6
Other, net	2.5	0.9	2.0

Effective tax rate	51.1%	74.3%	35.8%

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
     In fiscal year 2007, the Company provided $22,000 of U.S. tax on approximately $160,000 of undistributed foreign earnings that previously have not been subject to U.S. tax. This provision resulted in an effective tax rate reconciling item of 8.5%. U.S. tax was not previously provided on these earnings as they were considered by the Company to be indefinitely reinvested in its foreign operations. The decision was made to provide taxes for this portion of undistributed foreign earnings in anticipation of those foreign funds being remitted to the U.S. in the future to fund tax payments that resulted from the previously announced understatement of U.S. federal income tax payments.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     As of July 31, 2007, the Company has not provided deferred taxes on approximately $138,000 of undistributed foreign subsidiaries’ earnings because it intends to invest substantially all such earnings in its foreign operations indefinitely. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset, in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable on the remaining pool of undistributed earnings if a reversal of temporary differences occurred.
     The components of the net deferred tax asset at July 31, 2007 and July 31, 2006, are as follows:

	2007	2006
		(As Restated)
Deferred tax asset:
Tax loss and tax credit carry-forwards	$32,821	$27,902
Inventories	20,514	21,363
Compensation and benefits	24,601	36,340
Environmental	6,685	6,646
Accrued expenses	23,437	19,850
Amortization	8,264	8,697
Net pensions	43,164	17,343
Other	18,060	20,836

Gross deferred tax asset	177,546	158,977
Valuation allowance	(25,112)	(27,222)

Total deferred tax asset	152,434	131,755

Deferred tax liability:
Plant and equipment	(37,073)	(41,119)
Undistributed foreign earnings	(22,065)	—
Other	(8,573)	(8,159)

Total deferred tax liability	(67,711)	(49,278)

Net deferred tax asset	$84,723	$82,477

     As of July 31, 2007, the Company had available tax net operating loss, tax capital loss and tax credit carry forwards subject to expiration as follows:

	Losses
Year of Expiration	Operating	Capital	Tax Credits
2008	$1,983	$—	$—
2009-2017	2,379	4,267	4,270
2018-2027	5,750	—	—

Subtotal	10,112	4,267	4,270
Indefinite	69,809	—	—

Total	$79,921	$4,267	$4,270

     In addition, the Company has various state net operating loss carryforwards that expire in varying amounts through fiscal year 2027.
     The valuation allowance has been reduced by $2,110 during the fiscal year ended July 31, 2007. This reduction primarily resulted from the utilization of capital loss carryforwards and tax credit carryforwards.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     In evaluating the reasonableness of the valuation allowance, management assesses whether it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. Ultimately, the realization of deferred tax assets is dependent upon generation of sufficient future taxable income during those periods in which temporary differences become deductible and/or net operating loss and tax credit carryforwards can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of taxable temporary differences, tax-planning strategies and projected future taxable income. Based on these considerations, management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the July 31, 2007 valuation allowance.
NOTE 14 — ACCRUED AND OTHER NON-CURRENT LIABILITIES
     Accrued liabilities consist of the following:

	2007	2006
		(As Restated)
Payroll and related taxes	$138,299	$106,637
Benefits	16,123	24,844
Interest payable	57,527	34,866
Environmental remediation (a)	5,951	5,317
Deferred income taxes	3,019	2,671
Other	94,727	83,861

	$315,646	$258,196

     Other non-current liabilities consist of the following:

	2007	2006
Retirement benefits	$155,699	$159,520
Deferred revenue (b)	15,975	18,129
Environmental remediation (a)	12,176	14,416
Other	5,648	3,629

	$189,498	$195,694

(a)	For further discussion regarding environmental remediation liabilities refer to Note 16, Contingencies and Commitments.

(b)	On December 16, 2005, the Company sold the rights to its Western Hemisphere commercial aerospace aftermarket distribution channel for the Company’s products for a ten-year period to Satair. The proceeds received for the distribution rights were recorded as deferred revenue and are being amortized as an increase to sales over the life of the distribution agreement.
NOTE 15 — PENSION AND PROFIT SHARING PLANS AND ARRANGEMENTS
Pension Plans
     The Company provides substantially all domestic and foreign employees with retirement benefits. Funding policy for domestic plans, which is primarily comprised of a cash balance pension plan, is in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”); for foreign plans, funding is determined by local tax laws and other regulations. Pension costs charged to operations totaled $30,314, $32,819 and $29,890 in fiscal years 2007, 2006 and 2005, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     As of July 31, 2007, the Company adopted the provisions of SFAS No. 158. In accordance with SFAS No. 158, the Company is required to record the difference between its benefit obligations and any plan assets of its defined benefit plans. Upon adoption, SFAS No. 158 requires the recognition of previously unrecognized actuarial gains and losses, prior service costs or credits and net transition amounts within accumulated other comprehensive income (expense), net of tax. Additionally, SFAS No. 158 requires companies to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position, which is July 31. The Company’s defined benefit pension plans are already measured as of July 31; therefore, the measurement date provisions of SFAS No. 158 did not affect the Company’s existing valuation practices. The initial impact of adopting the provisions of SFAS No. 158 was a charge to accumulated other comprehensive income of $20,277, and increase to noncurrent deferred tax assets of $11,580 and an increase to other non-current liabilities of $31,857. The effects of adopting SFAS No. 158 are noted in the tables below.
     The Company uses a July 31 measurement date for its defined benefit pension plans. The following table reflects the change in benefit obligations, change in plan assets and funded status for these plans:

	U.S. Plans		Foreign Plans
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation — beginning of year (b)	$184,307	$186,192	$332,120	$291,381
Curtailments and settlements	—	—	—	(22,820)
Service cost	7,818	7,511	3,941	6,774
Interest cost	11,051	9,471	16,493	13,621
Plan participant contributions	—	—	—	1,554
Plan amendments	2,011	11	—	4,879
Actuarial (gain) loss	(2,132)	(8,397)	(14,789)	27,874
Total benefits paid	(11,038)	(10,481)	(10,945)	(8,673)
Plan transfer	—	—	4,852	—
Effect of exchange rates	—	—	25,029	16,672

Benefit obligation — end of year	192,017	184,307	356,701	331,262

Change in plan assets (a):
Fair value of plan assets — beginning of year (b)	124,071	91,799	206,624	164,114
Actual return on plan assets	17,495	757	21,734	19,103
Company contributions	3,557	41,996	11,599	19,909
Plan participant contributions	—	—	—	1,554
Benefits paid from plan assets	(11,038)	(10,481)	(10,945)	(8,673)
Plan transfer	—	—	13,264	—
Effect of exchange rates	—	—	16,539	10,113

Fair value of plan assets — end of year	134,085	124,071	258,815	206,120

Funded status (a):	(57,932)	(60,236)	(97,886)	(125,142)
Unrecognized actuarial loss	N/A	40,973	N/A	93,479
Unrecognized prior service cost	N/A	7,165	N/A	6,218
Unrecognized transition (asset) obligation	N/A	(42)	N/A	—

Net amount recognized	$(57,932)	$(12,140)	$(97,886)	$(25,445)

Accumulated benefit obligation	$171,629	$164,125	$346,047	$326,659

Plans with accumulated benefit obligations in excess of plan assets consist of the following:

Accumulated benefit obligation	$53,504	$52,420	$320,841	$326,659
Projected benefit obligation	61,271	59,977	328,679	331,262
Plan assets at fair value	—	—	232,852	206,120

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

(a)	The Company has certain supplemental defined benefit plans, which provide benefits to eligible executives in the U.S. and employees abroad. As such, the above tables do not include the Company’s assets relating to these plans of $50,318 and $50,802 for the U.S. plans and $22,195 and $26,685 for the foreign plans as of July 31, 2007 and July 31, 2006, respectively. Liabilities, included in the tables above, related to these plans were $61,156 and $52,324 for the U.S. plans and $55,115 and $55,596 for the foreign plans as of July 31, 2007 and July 31, 2006, respectively.

(b)	Due to the impact of SAB No. 108, the beginning of year balances in benefit obligations and fair value of plan assets increased by $858 and $504, respectively.

	U.S. Plans		Foreign Plans
	2007	2006	2007	2006
Amounts recognized in the balance sheet consists of (before adoption of SFAS No. 158):
Prepaid benefit	N/A	$20,193	N/A	$—
Accrued benefit liability	N/A	(52,420)	N/A	(120,953)
Intangible asset	N/A	4,575	N/A	4,698
Accumulated other comprehensive income	N/A	15,512	N/A	90,810

Net amount recognized	N/A	$(12,140)	N/A	$(25,445)

Amounts recognized in the balance sheet consists of (after adoption of SFAS No. 158):
Non-current assets	$6,486	N/A	$152	N/A
Current liabilities	(3,839)	N/A	(1,688)	N/A
Non-current liabilities	(60,579)	N/A	(96,350)	N/A

Net amount recognized	$(57,932)	N/A	$(97,886)	N/A

     Net periodic benefit cost for the Company’s defined benefit pension plans includes the following components:

	U.S. Plans			Foreign Plans
	2007	2006	2005	2007	2006	2005
Service cost	$7,818	$7,511	$6,633	$3,941	$6,774	$6,897
Interest cost	11,051	9,471	9,227	16,493	13,621	12,864
Expected return on plan assets	(8,497)	(6,288)	(5,196)	(13,074)	(10,745)	(9,333)
Amortization of prior service cost	1,115	952	884	612	439	501
Amortization of net transition asset	(42)	(42)	(42)	—	—	21
Amortization of actuarial loss	2,315	2,857	1,500	8,582	7,954	5,274
Loss due to curtailments and settlements	—	—	—	—	315	660

Net periodic benefit cost	$13,760	$14,461	$13,006	$16,554	$18,358	$16,884

     Amounts recognized in accumulated other comprehensive income as of July 31, 2007 after the adoption of SFAS No. 158 are as follows:

		Foreign
	U.S. Plans	Plans	Total
Prior service cost	$8,061	$2,955	$11,016
Net actuarial loss	27,528	62,642	90,170

Total amounts recognized in accumulated other comprehensive income	$35,589	$65,597	$101,186

     Amounts in accumulated other comprehensive income expected to be amortized as components of net periodic pension cost during fiscal year 2008 are as follows:

		Foreign
	U.S. Plans	Plans	Total
Prior service cost	$1,103	$314	$1,417
Net actuarial loss	$1,870	$4,387	$6,257

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost:

	U.S. Plans			Foreign Plans
	2007	2006	2005	2007	2006	2005
Assumptions used to determine benefit obligations
Discount rate	6.25%	6.25%	5.25%	5.40%	4.83%	4.51%
Rate of compensation increase	4.68%	4.68%	3.67%	2.94%	2.93%	3.79%

Assumptions used to determine net periodic benefit cost
Discount rate	6.25%	5.25%	6.25%	4.83%	4.51%	5.32%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%	6.47%	6.42%	6.30%
Rate of compensation increase	4.68%	3.67%	3.50%	2.93%	3.79%	3.64%
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
     The following table provides the Company’s weighted average target plan asset allocation and actual asset allocation by asset category:

	2007		2006
	Target	Actual	Actual
	Allocation	Allocation	Allocation
Equity securities	63%	63%	68%
Debt securities	29%	26%	26%
Other	8%	11%	7%
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
     Management’s estimate of the Company’s cash requirements for the defined benefit plans for the year ending July 31, 2008 is $17,117. This is comprised of expected benefit payments of $6,820, which will be paid directly to plan participants from Company assets, as well as expected Company contributions of $10,297. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ greatly from current estimates.
     The following table provides the pension benefits expected to be paid to participants, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from plan assets:

Expected pension benefit payments
2008	$26,565
2009	24,528
2010	27,017
2011	28,845
2012	28,776
2013-2017	171,844

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
Defined Contribution Plans
     The Company’s 401(k) and profit sharing plan covers substantially all domestic employees of the Company and its participating subsidiaries, other than those employees covered by a union retirement plan. The Plan provides that participants may voluntarily contribute a percentage of their compensation and the Company will make a matching contribution equal to 100% of the first 3% of each participant’s contributions. Company contributions in excess of the matching contribution are contingent upon realization of profits of the Company and its participating subsidiaries, unless the board of directors decides otherwise. The expense associated with the plan for fiscal years 2007, 2006, and 2005 was $4,636, $5,392 and $5,297, respectively.
     The Company and its subsidiaries also participate in defined contribution pension plans primarily for the benefit of certain foreign employees. The expense associated with these plans was $7,809, $5,445 and $4,266 for fiscal years 2007, 2006 and 2005, respectively.
NOTE 16 — CONTINGENCIES AND COMMITMENTS
     With respect to the matters described below under the headings Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or insurance recoveries have been reflected in the consolidated financial statements as of July 31, 2007 as these amounts are not currently estimable.
Federal Securities Class Actions:
     Four putative class action lawsuits have been filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods described in Note 2, Audit Committee Inquiry and Restatement. These lawsuits were filed between August 14, 2007 and October 11, 2007 in the United States District Court for the Eastern District of New York. The plaintiffs principally allege that the defendants violated the federal securities laws by issuing materially false and misleading public statements about the Company’s financial results, financial statements, income tax liability, effective tax rate and internal controls. The plaintiffs seek unspecified compensatory damages, costs and expenses. On October 15, 2007, various plaintiffs and groups of plaintiffs filed motions seeking to consolidate the cases and to be appointed lead plaintiff. These motions have not been decided.
Shareholder Derivative Lawsuits:
     On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County relating to the tax matter described above. These actions purport to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs allege that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006. The complaints seek unspecified compensatory damages on behalf of Pall Corporation, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints on December 17, 2007 for failure to make a demand upon the Company’s board of directors prior to filing the lawsuits, which motion is pending.
     Another shareholder derivative lawsuit relating to the tax matter described above was filed in the United States District Court for the Eastern District of New York on January 10, 2008. This action purports to bring claims on behalf of the Company based on allegations that certain of the current directors of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter. The complaint seeks unspecified compensatory damages on behalf of Pall Corporation, disgorgement of defendants’ profits, benefits and other compensation, equitable and non-monetary relief, and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaint on March 10, 2008, for lack of subject matter jurisdiction over the complaint, which motion is pending.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
Other Proceedings:
     The SEC and U.S. Attorney’s Office for the Eastern District of New York are conducting investigations in connection with the tax matter described above. The Company is cooperating with these investigations.
Environmental Matters:
     Certain facilities of the Company are involved in environmental proceedings. The most significant matter pertains to the Company’s subsidiary, Gelman Sciences Inc. (“Gelman”), which constitutes the majority of the $18,127 and $19,733 of accruals in the Company’s Consolidated Balance Sheets at July 31, 2007, and July 31, 2006, respectively. The Company recorded charges of $3,384 and $925 in fiscal years 2007 and 2006, respectively, related to environmental matters. The increases recorded to the environmental liabilities represent management’s best estimate of the cost to be incurred to perform remediation. The estimates are based upon the feasibility of the use of certain remediation technologies and processes as well as the facts known to management at the time the estimates are made. (Refer to Note 1, Accounting Policies and Related Matters).
     In February 1988, an action was filed in the Circuit Court for Washtenaw County, Michigan (the “Court”) by the State of Michigan (the “State”) against Gelman, a subsidiary acquired by the Company in February 1997. The action sought to compel Gelman to investigate and remediate contamination near Gelman’s Ann Arbor facility and requested reimbursement of costs the State had expended in investigating the contamination, which the State alleged was caused by Gelman’s disposal of waste water from its manufacturing process. Pursuant to a consent judgment entered into by Gelman and the State in October 1992 (amended September 1996 and October 1999) (the “Consent Judgment”), which resolved that litigation, Gelman is remediating the contamination without admitting wrongdoing. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment in the Court seeking approximately $4,900 in stipulated penalties for the alleged violations of the Consent Judgment and additional injunctive relief. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court took the matter of penalties “under advisement.” The Court issued a Remediation Enforcement Order (the “REO”) requiring Gelman to submit and implement a detailed plan that will reduce the contamination to acceptable levels within five years. Gelman’s plan has been approved by both the Court and the State. Although groundwater concentrations remain above acceptable levels in much of the affected area, the Court has expressed its satisfaction with Gelman’s progress during hearings both before and after the five-year period expired. Neither the State nor the Court has sought or suggested that Gelman should be penalized based on the continued presence of groundwater contamination at the site.
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
     In correspondence dated June 5, 2001, the State asserted that stipulated penalties in the amount of $142 were owed for a separate alleged violation of the Consent Judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request “under advisement”, pending the results of certain groundwater monitoring data. That data has been submitted to the Court, but no ruling has been issued.
     On August 9, 2001, the State made a written demand for reimbursement of $227 it has allegedly incurred for groundwater monitoring. On October 23, 2006, the State made another written demand for reimbursement of these costs, which now total $494, with interest. In February 2007, the Company met with the State to discuss whether the State would be interested in a proposal for a “global settlement” to include, among other matters, the claim for past monitoring costs ($494). Gelman is engaged in discussion with the State with regard to this demand, however, Gelman considers this claim barred by the Consent Judgment.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     By letter dated June 15, 2007, the Michigan Department of Environmental Quality (“DEQ”) claimed Gelman was in violation of the Consent Judgment and related work plans due to its failure to operate a groundwater extraction well in the Evergreen Subdivision at the approved minimum purge rate. The DEQ sought to assess stipulated penalties. Gelman filed a Petition for Dispute Resolution with the court on July 6, 2007 contesting these penalties. Prior to the hearing on Gelman’s petition, the parties met and the DEQ agreed to waive these penalties in exchange for Gelman’s agreement to perform additional investigations in the area. The Court entered a Stipulated Order to this effect on August 7, 2007. Since then, Gelman has installed several monitoring wells requested by the State. Representatives of Gelman and the State met on December 10, 2007 to discuss the data obtained from these wells and to plan further investigative activities. These discussions are ongoing.
     On May 12, 2004, the City of Ann Arbor (the “City”) filed a lawsuit against Gelman in Washtenaw County Circuit Court. The City’s suit sought damages, including the cost of replacing a municipal water supply well allegedly affected by the 1,4-dioxane groundwater contamination, as well as injunctive relief in the form of an order requiring Gelman to remediate the soil and groundwater beneath the City. In February 2006, the Court ordered the parties into a global settlement facilitation, which also included the City’s federal court lawsuit (see below) and its administrative challenge to Gelman’s discharge permit (see below). The facilitation process resulted in a settlement, which the parties have memorialized in a Settlement Agreement dated November 20, 2006 (the “Agreement”). Under the Agreement, Gelman will pay the City $285. Gelman will also implement additional surface water and groundwater monitoring programs. If this monitoring indicates that the City’s well must be replaced (based upon agreed trigger levels of contaminants), Gelman would be required to pay the City $4,000, plus an adjustment factor to reflect any increase (or decrease) in the construction costs associated with this type of project. The Company believes that it is unlikely that such trigger levels will be reached.
     As part of the Agreement, the City has committed to cooperate with continuing Gelman’s cleanup efforts and exchange relevant information and documents. The cooperation framework established under the Agreement should facilitate a better working relationship with the City and a more cost efficient cleanup program. The state court entered a Stipulated Order of Dismissal on December 4, 2006.
     On August 10, 2005, the City filed a lawsuit against Gelman under the Federal Superfund Statute (“CERCLA”) seeking in this matter essentially the same relief it is seeking in the above-described state court action. As noted above, this lawsuit was resolved as part of the Agreement. The Federal District Court entered a Stipulated Order of Dismissal on December 5, 2006.
     A local resident and the City filed petitions for a contested case on November 26, 2005 and November 30, 2005, respectively. The petitions challenged various aspects of the discharge permit issued to Gelman by the State on September 30, 2005. The petitions commenced an administrative adjudicative hearing, which can result in changes to the discharge permit. Company management does not believe there is substantive merit to the claims made in either petition. The City’s petition was resolved under the Settlement Agreement. The local resident’s petition was resolved under a separate Settlement Agreement dated February 2, 2007. Pursuant to those Agreements, the presiding judge entered an Order of Dismissal regarding these matters on February 21, 2007, dismissing both petitions with prejudice. Neither settlement included any changes to the discharge permit.
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
Other Commitments and Contingencies:
     The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. It is management’s opinion that these other actions will not have a material effect on the Company’s financial position.
     The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of July 31, 2007 and July 31, 2006 is immaterial to the financial position of the Company as is the change in the accrual for fiscal year 2007 to the Company’s consolidated results of operations, cash flows and financial position.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     As of July 31, 2007, the Company had surety bonds outstanding relating primarily to its long-term contracts with governmental agencies of approximately $169,038.
     The Company and its subsidiaries lease office and warehouse space, automobiles, computers and office equipment. Rent expense for all operating leases amounted to approximately $25,664 in 2007, $24,835 in 2006 and $24,103 in 2005. Future minimum rental commitments at July 31, 2007, for all non-cancelable operating leases with initial terms exceeding one year are $21,224 in 2008; $13,572 in 2009; $9,073 in 2010; $4,569 in 2011, $2,405 in 2012 and $1,876 thereafter.
     The Company and its subsidiaries have various non-cancelable purchase commitments for goods or services with various vendors that have terms in excess of one year. Future purchase commitments at July 31, 2007, for the aforementioned purchase commitments are $91,550 in 2008; $20,423 in 2009; $6,795 in 2010, $472 in 2011 and $356 in 2012 and $2,903 thereafter.
     The Company has employment agreements with its executive officers, which vary in length from one to two years. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specified management goals are attained as discussed in Note 18, Incentive Compensation Plan. The aggregate commitment for future salaries at July 31, 2007, excluding bonuses, was approximately $11,689.
NOTE 17 — COMMON STOCK
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
Stock Repurchase Programs
     On October 14, 2004, the Company’s board of directors authorized the expenditure of up to $200,000 for the repurchase of shares of the Company’s common stock. On November 15, 2006, the board of directors authorized an additional expenditure of $250,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. Total repurchases in fiscal year 2007 were 1,586 shares at an aggregate cost of $61,795 with an average price per share of $38.98. The aggregate cost of repurchases in fiscal years 2006, 2005 and 2004 was $100,727 (3,556 shares at an average price of $28.33), $64,246 (2,435 shares at an average price of $26.38) and $75,000 (3,099 shares at an average price of $24.20), respectively. Therefore, $348,232 remains to be expended under the current stock repurchase program. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
Stock Plans
     As described in Note 1, Accounting Policies and Related Matters, the Company currently has four stock-based employee compensation plans which are described more fully below under the captions Stock Purchase Plans and Stock Option and Restricted Stock Unit Plans. Prior to August 1, 2005, the Company accounted for stock-based compensation related to those Stock Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). As such, there was no stock-based employee compensation cost recognized in net earnings relating to any shares under the Employee Stock Purchase Plan (“ESPP”) or stock options granted under any of the existing or terminated stock option plans prior to August 1, 2005 as all stock options were granted with an exercise price equal to the fair market value on the date of grant. There was, however, stock-based employee compensation cost recognized in net earnings for periods prior to August 1, 2005 resulting from the issuance of restricted stock units under the 2005 Stock Compensation Plan (“2005 Plan”) and the Management Stock Purchase Plan (“MSPP”).
     The Company adopted the 2005 Plan (described in more detail below) in contemplation of the change in the accounting for stock-based payments required by SFAS No. 123(R). Specifically, the 2005 Plan provides the Company with the ability to award stock units with various restrictions and vesting requirements. The detailed components of stock-based compensation expense recorded in the Consolidated Statements of Earnings for the years ended July 31, 2007, July 31, 2006 and July 31, 2005 are illustrated in the table below.

	July 31, 2007	July 31, 2006	July 31, 2005
Stock options	$4,034	$6,019	$—
Restricted stock units	4,881	2,347	564
ESPP	2,955	2,180	—
MSPP	2,252	1,319	755

Total	$14,122	$11,865	$1,319

     Stock-based compensation expense related to stock options and the ESPP for the year ended July 31, 2005 was not recorded in the Consolidated Statements of Earnings, but had been disclosed in the pro forma disclosures as required by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 (“SFAS No. 148”).
     The following table illustrates the income tax effects related to stock-based compensation for the fiscal years:

	2007	2006	2005
Excess tax benefit in cash flows from financing activities	$7,929	$1,937	$—
Tax benefit recognized related to total stock-based compensation expense	4,728	2,042	353
Actual tax benefit realized for tax deductions from stock-based payment arrangements	9,965	4,153	4,470
     The following weighted average assumptions were used in estimating the fair value of stock options and ESPP shares granted during the fiscal years:

	2007	2006	2005
Stock Options
Weighted average fair value at grant date	$10.03	$7.20	$7.93
Valuation assumptions:
Expected dividend yield	1.8%	1.9%	1.8%
Expected volatility	25.6%	26.7%	30.0%
Expected life (years)	5	5	5
Risk-free interest rate	4.8%	4.6%	3.9%

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

	2007	2006	2005
ESPP Shares
Weighted average fair value at grant date	$7.77	$5.85	$5.83
Valuation assumptions:
Expected dividend yield	1.5%	1.5%	1.6%
Expected volatility	21.0%	19.1%	24.2%
Expected life (years)	1/2 year	1/2 year	1/2 year
Risk-free interest rate	5.1%	4.6%	2.8%
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
     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over four years for matches made thereafter. Such restricted units aggregated 789 and 732 as of July 31, 2007 and July 31, 2006, respectively. As of July 31, 2007, there was $4,353 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 2.8 years.
     The following is a summary of MSPP activity during the fiscal years:

	2007	2006	2005
Deferred compensation and cash contributions	$3,259	$3,501	$2,508
Fair value of restricted stock units vested	$306	$565	$488
Vested units distributed	141	68	77
     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. For the years ended July 31, 2007, July 31, 2006 and July 31, 2005, the Company issued 498, 472 and 404 shares at an average price of $26.37, $22.10 and $21.23, respectively.
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
     The fair value of the restricted unit awards are determined by reference to the closing price of the stock on the date of the award, and are charged to earnings over the service periods during which the awards are deemed to be earned; four years, in the case of units awarded to employees and upon grant, in the case of the annual award units to non-employee directors. The annual award units granted to non-employee directors of the Company (and any related dividends paid in the form of additional units) are converted to shares once the director ceases to be a member of the board of directors. A total of 19 and 14 annual award units were granted during the years ended July 31, 2007 and July 31, 2006, respectively, with weighted-average fair market values of $33.65 and $27.89 per share, respectively. Restricted stock units granted to employees cliff-vest after the fourth anniversary of the date of grant. Dividends paid on unvested restricted stock units vest at the same time as the restricted units for which the dividends were recorded.
     A summary of restricted stock unit activity, excluding annual award units, for the 2005 Stock Plan during the year ended July 31, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at August 1, 2006	513	$28.15
Granted	225	44.32
Vested	(1)	28.98
Forfeited	(19)	29.18

Nonvested at July 31, 2007	718	$33.19

     As of July 31, 2007 there was $17,567 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 3.2 years.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     A summary of option activity for all stock option plans during the year ended July 31, 2007 is presented below:

		Weighted	Weighted
		-Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Options	Shares	Price	Contractual Term	Value
Outstanding at August 1, 2006	3,794	$21.39
Granted	456	38.60
Exercised	(1,367)	19.01
Forfeited or Expired	(54)	22.04

Outstanding at July 31, 2007	2,829	$25.29	5.1	$46,930

Expected to vest at July 31, 2007	996	$32.32	5.9	$10,082

Exercisable at July 31, 2007	1,799	$21.19	4.7	$36,584

     As of July 31, 2007, there was $7,031 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years. The total intrinsic value of options exercised during the years ended July 31, 2007, July 31, 2006 and July 31, 2005 was $23,883, $7,754, and $15,316, respectively. The intrinsic value is the result of multiplying shares by the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.
NOTE 18 — INCENTIVE COMPENSATION PLAN
     The plan provides additional compensation to officers and key employees of the Company and its subsidiaries based upon the achievement of specified management goals. The compensation committee of the board of directors establishes the goals on which the Company’s executive officers are compensated, and management establishes the goals for other covered employees. The aggregate amounts charged to expense in connection with the plan were $28,437, $16,082 and $10,898 for fiscal years 2007, 2006 and 2005, respectively.
NOTE 19 — OTHER COMPREHENSIVE INCOME
     The Company has elected to report comprehensive income in the Consolidated Statement of Stockholders’ Equity. The changes in the components of other comprehensive income are as follows:

	Pretax		Net
	Amount	Tax Effect	Amount
2007
Unrealized translation adjustment	$32,204	$3,719	$35,923
Minimum pension liability adjustment (b)	36,993	(10,668)	26,325
Unrealized investment gains (a)	2,450	(1,598)	852
Unrealized gains on derivatives	34	104	138

Other comprehensive income	$71,681	$(8,443)	$63,238

2006
Unrealized translation adjustment	$25,806	$563	$26,369
Minimum pension liability adjustment	(32,878)	9,147	(23,731)
Unrealized investment gains (a)	1,916	—	1,916
Unrealized losses on derivatives	(177)	(37)	(214)

Other comprehensive income	$(5,333)	$9,673	$4,340

2005
Unrealized translation adjustment	$105	$2,866	$2,971
Minimum pension liability adjustment	(18,317)	6,523	(11,794)
Unrealized investment gains (a)	3,588	(280)	3,308
Unrealized gains on derivatives	540	(188)	352

Other comprehensive income	$(14,084)	$8,921	$(5,163)

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

(a)	The unrealized (losses) gains on available-for-sale securities, net of related taxes, consisted of the following:

	2007	2006	2005
Net unrealized gains/(losses) arising during the period, net of tax (expense) benefit of $(1,598), $0 and $(22) in 2007, 2006 and 2005, respectively	$533	$3,446	$(48)
Realized gain included in net earnings for the period	—	(1,806)	—
Adjustment for unrealized loss included in net earnings due to impairment	319	276	3,356

Other comprehensive income	$852	$1,916	$3,308

(b)	During the fourth quarter of fiscal year 2007, the Company adopted SFAS No. 158. The initial impact of adopting the provisions of SFAS No. 158 was a charge to accumulated other comprehensive income of $20,277, an increase to noncurrent deferred tax assets of $11,580 and an increase to other non-current liabilities of $31,857. These amounts are not included in the changes in components of other comprehensive income above.
NOTE 20 — SEGMENT INFORMATION AND GEOGRAPHIES
     During fiscal year 2005, the Company undertook to reorganize its business structure into three underlying vertically integrated businesses: Life Sciences, comprising Medical and BioPharmaceuticals markets; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the then General Industrial marketplace; and Process Technologies, comprising General Industrial’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water and Microelectronics markets. In fiscal year 2006, management began a further integration of the Industrial markets (Aeropower and Process Technologies) to form one vertically integrated Industrial business. In the first quarter of fiscal year 2007, the reorganization was completed. Each business now has full responsibility for its global manufacturing, sales and marketing and research and development functions enabling the Company to better meet its customers’ needs and in order to achieve greater efficiencies and profit growth. This revised organizational structure is in contrast to the former matrix organizational structure where, within each geography, these functions supported the market-based part of the matrix on a shared basis (as opposed to being directly vertically integrated into these businesses).
     The Company’s financial reporting systems have been converted to support the new organizational structure, providing financial information consistent with how the businesses will be measured. Additionally, certain of the internal segment financial reporting principles utilized in the measurement and evaluation of the profitability of the Company’s businesses (such as the allocation of shared overhead costs) have been revised for consistency with the underlying reorganized structure of the Company. The chief executive officer manages the Company and makes key decisions about the allocation of Company resources based on the two businesses. Consistent with the new corporate structure, management has determined that the Company’s reportable segments, that are also its operating segments, consist of its two vertically integrated businesses, Life Sciences and Industrial, in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
     The Company’s sales subsidiaries sell both Life Sciences and Industrial products. As such, certain overhead costs of these subsidiaries have been, and will continue to be, shared by the businesses. Additionally these business groups are supported by shared and corporate services groups that facilitate the Company’s corporate governance and business activities globally.
     Cash and cash equivalents, short-term investments, investments and retirement benefit assets and income taxes all of which are managed at the Corporate level, are included in Corporate/Shared Services assets. Furthermore assets not specifically identified to a business group are also included in Corporate/Shared Services assets. Accounts receivable and inventory are in all cases specifically identified to a business group.
     Expenses associated with the headquarters operations, interest expense, net, the provision for income taxes, as well as restructuring and other charges are currently excluded from the measurement and evaluation of the profitability of the Company’s reportable segments.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

	2007	2006	2005
SEGMENT INFORMATION:
SALES:
Life Sciences	$880,187	$796,305	$764,736
Industrial	1,369,718	1,220,525	1,137,548

Total	$2,249,905	$2,016,830	$1,902,284

OPERATING PROFIT (a):
Life Sciences	$165,286	$138,439	$124,037
Industrial	204,114	150,596	156,824

Total operating profit	369,400	289,035	280,861
General corporate expenses	44,718	41,689	34,240

Earnings before ROTC, interest expense, net and income taxes (b)	324,682	247,346	246,621
ROTC (b)	25,097	13,993	39,600
Interest expense, net (c)	39,056	30,123	29,997

Earnings before income taxes (c)	$260,529	$203,230	$177,024

DEPRECIATION AND AMORTIZATION:
Life Sciences	$48,033	$47,912	$46,248
Industrial	44,023	45,168	42,477

Subtotal	92,056	93,080	88,725
Corporate	1,921	2,578	2,196

Total	$93,977	$95,658	$90,921

CAPITAL EXPENDITURES:
Life Sciences	$51,462	$47,652	$36,960
Industrial	31,147	32,437	33,779

Subtotal	82,609	80,089	70,739
Corporate/Shared Services	15,154	15,878	15,414

Total	$97,763	$95,967	$86,153

IDENTIFIABLE ASSETS:
Life Sciences	$739,476	$692,040
Industrial	1,120,075	1,064,979

Subtotal	1,859,551	1,757,019
Corporate/Shared Services	849,295	704,267

Total	$2,708,846	$2,461,286

GEOGRAPHIC INFORMATION:
SALES:
Western Hemisphere	$775,729	$727,515	$689,172
Europe	927,594	806,030	782,481
Asia	546,582	483,285	430,631

Total	$2,249,905	$2,016,830	$1,902,284

IDENTIFIABLE ASSETS:
Western Hemisphere	$956,025	$928,285
Europe	685,748	630,274
Asia	268,313	238,399
Eliminations	(50,535)	(39,939)

Subtotal	1,859,551	1,757,019
Corporate/Shared Services	849,295	704,267

Total	$2,708,846	$2,461,286

(a)	Operating profit, depreciation and amortization, and capital expenditures for the years ended July 31, 2006 and July 31, 2005 and identifiable assets for the year ended July 31, 2005 have been restated in accordance with the Company’s new organizational structure including the aforementioned changes in certain internal segment financial reporting principles.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

(b)	Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales. For the years ended July 31, 2007 and July 31, 2006, such adjustments include incremental depreciation and other adjustments of $2,179 and $769, respectively, recorded in conjunction with the Company’s facilities rationalization initiative. Furthermore, such adjustments include charges of $566, $898 and $837 for the years ended July 31, 2007, July 31, 2006 and July 31, 2005, respectively, related to a one-time purchase accounting adjustment to record, at market value, inventory acquired from BioSepra. This resulted in a $2,431 increase in acquired inventories in accordance with SFAS No. 141, and a charge to cost of sales in the periods when the sale of a portion of the underlying inventory occurred. The adjustment is excluded from operating profit as management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold.

(c)	Interest expense, net and Earnings before income taxes have been restated for fiscal years 2006 and 2005 as more fully described in Note 2, Audit Committee Inquiry and Restatement.
     Sales by the Company’s U.S. operations to unaffiliated customers totaled approximately $726,000, $687,000 and $648,000 in fiscal years 2007, 2006 and 2005, respectively. Included therein are export sales of approximately $71,000, $65,000 and $61,000 in fiscal years 2007, 2006 and 2005, respectively. Sales by the Company’s subsidiaries in Germany amounted to approximately $244,000, $192,000 and $199,000 in fiscal years 2007, 2006 and 2005, respectively. Sales by the Company’s subsidiary in Japan amounted to approximately $215,000, $207,000 and $204,000 in fiscal years 2007, 2006 and 2005, respectively. The Company considers its foreign operations to be of major importance to its future growth prospects. The risks related to the Company’s foreign operations include the local political and regulatory developments as well as the regional economic climate.

PALL CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at				Balance at
	Beginning	Additions to		Translation	End
Description	of Year	Reserve	Write-offs	Adjustments	of Year
Allowance for doubtful accounts:
Year Ended:
July 31, 2007	$11,902	$2,924	$(3,472)	$456	$11,810
July 31, 2006	$13,515	$2,052	$(3,956)	$291	$11,902
July 31, 2005	$12,062	$3,979	$(2,634)	$108	$13,515