Form 10-Q
period 2007-10-31
PALL CORP
filed 2008-03-28
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of March 21, 2008 was 122,872,069.

Special Note
Along with this report, Pall Corporation (the “Company”) is filing its delayed fiscal year 2007 annual report on Form 10-K (“2007 Form 10-K”) as well as its delayed quarterly report for the second quarter of fiscal year 2008 on Form 10-Q. These reports were delayed pending the completion of an inquiry conducted by the Company’s audit committee into the Company’s understatement of its United States (“U.S.”) federal income tax payments and its provision for income taxes. The audit committee completed its inquiry in January 2008. On August 1, 2007, the audit committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for each of the eight fiscal years in the period ended July 31, 2006 (including the interim periods within those years), and for each of the fiscal quarters ended October 31, 2006, January 31, 2007 and April 30, 2007, should no longer be relied upon. Accordingly, the Company has restated its previously issued financial statements for those periods in its 2007 Form 10-K. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.
The adjustments made as a result of the restatement are discussed in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements included in Part I – Item 1 – Financial Statements (Unaudited). For additional discussion of the inquiry and the restatement adjustments, see Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Audit Committee Inquiry and Restatement and Note 2 to the accompanying condensed consolidated financial statements. For a description of the material weakness identified by management in internal control over financial reporting with respect to the Company’s accounting for income taxes and management’s remediation of the material weakness, see Part I – Item 4 – Controls and Procedures of this Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Oct. 31, 2007	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$407,777	$443,036
Accounts receivable	538,058	551,393
Inventories	522,494	471,467
Prepaid expenses	41,958	34,135
Other current assets	83,749	106,346

Total current assets	1,594,036	1,606,377
Property, plant and equipment, net	620,746	607,900
Goodwill	263,288	260,205
Intangible assets	49,561	47,933
Other non-current assets	315,829	186,431

Total assets	$2,843,460	$2,708,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$43,372	$39,949
Accounts payable and other current liabilities	494,704	499,075
Income taxes payable	27,806	291,395
Current portion of long-term debt	1,775	1,771

Total current liabilities	567,657	832,190
Long-term debt, net of current portion	711,406	591,591
Income taxes payable — non-current	216,484	—
Deferred taxes and other non-current liabilities	235,522	224,464

Total liabilities	1,731,069	1,648,245

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	164,524	159,620
Retained earnings	986,681	974,945
Treasury stock, at cost	(156,039)	(164,454)
Stock option loans	(679)	(679)
Accumulated other comprehensive income (loss):
Foreign currency translation	168,506	142,691
Minimum pension liability	(67,036)	(67,036)
Unrealized investment gains	4,122	2,801
Unrealized losses on derivatives	(484)	(83)

	105,108	78,373

Total stockholders’ equity	1,112,391	1,060,601

Total liabilities and stockholders’ equity	$2,843,460	$2,708,846

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	Oct. 31, 2007	Oct. 31, 2006
		(As Restated)
Net sales	$561,007	$499,288
Cost of sales	299,691	275,616

Gross profit	261,316	223,672

Selling, general and administrative expenses	170,987	157,375
Research and development	16,895	14,234
Restructuring and other charges, net	8,769	17,088
Interest expense, net	7,721	10,696

Earnings before income taxes	56,944	24,279
Provision for income taxes	20,842	8,278

Net earnings	$36,102	$16,001

Earnings per share:
Basic	$0.29	$0.13
Diluted	$0.29	$0.13

Dividends declared per share	$0.24	$0.11

Average shares outstanding:
Basic	123,167	122,812
Diluted	124,360	123,801
See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	Oct. 31, 2007	Oct. 31, 2006
Operating activities:
Net cash (used)/provided by operating activities	$(125,806)	$72,498

Investing activities:
Capital expenditures	(23,586)	(13,829)
Proceeds from sale of retirement benefit assets	6,862	4,844
Purchases of retirement benefit assets	(7,130)	(3,104)
Disposals of long lived assets	2,682	1,005
Acquisitions of businesses, net of disposals and cash acquired	—	(406)
Other	(1,363)	(1,052)

Net cash used by investing activities	(22,535)	(12,542)

Financing activities:
Notes payable	1,845	(13,861)
Dividends paid	(14,715)	(13,436)
Net proceeds from stock plans	7,222	13,500
Purchase of treasury stock	—	(3,553)
Long-term borrowings	119,387	127
Repayments of long-term debt	(12,451)	(458)
Excess tax benefits from stock-based compensation arrangements	554	596

Net cash provided/(used) by financing activities	101,842	(17,085)

Cash flow for period	(46,499)	42,871
Cash and cash equivalents at beginning of year	443,036	317,657
Effect of exchange rate changes on cash and cash equivalents	11,240	67

Cash and cash equivalents at end of period	$407,777	$360,595

Supplemental disclosures:
Interest paid	$17,727	$13,304
Income taxes paid (net of refunds)	174,704	14,453
See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The condensed consolidated financial information included herein is unaudited. Such information reflects all adjustments of a normal recurring nature, which are, in the opinion of Company management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”).
NOTE 2 — AUDIT COMMITTEE INQUIRY AND RESTATEMENT
     As discussed in the 2007 Form 10-K, an inquiry was conducted by the Company’s audit committee into the Company’s understatement of its United States (“U.S.”) federal income tax payments and its provision for income taxes. The audit committee completed its inquiry in January 2008. On August 1, 2007, the audit committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for each of the eight fiscal years in the period ended July 31, 2006 (including the interim periods within those years), and for each of the fiscal quarters ended October 31, 2006, January 31, 2007 and April 30, 2007, should no longer be relied upon. Accordingly, the Company has restated its previously issued financial statements for those periods in its 2007 Form 10-K. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information presented below for fiscal year 2007 has been restated as set forth in the 2007 Form 10-K.
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
     The following tables present the effects of the adjustments made to the Company’s previously reported statements of earnings for the three months ended October 31, 2006 for the restatement of the Company’s provision for income taxes and interest expense, net.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31, 2006
	As previously
	reported	Adjustments	As restated
Net sales	$499,288	$—	$499,288
Cost of sales	275,616	—	275,616

Gross profit	223,672	—	223,672

Selling, general and administrative expenses	157,375	—	157,375
Research and development	14,234	—	14,234
Restructuring and other charges, net	17,088	—	17,088
Interest expense, net	5,786	4,910	10,696

Earnings before income taxes	29,189	(4,910)	24,279
Provision for income taxes	4,755	3,523	8,278

Net earnings	$24,434	$(8,433)	$16,001

Earnings per share:
Basic	$0.20		$0.13
Diluted	$0.20		$0.13

Average shares outstanding:
Basic	122,812		122,812
Diluted	123,801		123,801
NOTE 3 — ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes a recognition threshold and measurement process for recording income tax positions in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a two-step evaluation process for income tax positions. The first step is recognition and, if the recognition threshold is met, a second step, measurement, is applied. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that an income tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the income tax position meets the more-likely-than-not recognition threshold it is measured and the appropriate amount is recognized in the financial statements as the largest amount of income tax benefit that is greater than 50% likely of being realized. If an income tax position does not meet the more-likely-than-not recognition threshold, no benefit for that position is recognized in the financial statements. Income tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN No. 48 may be recognized or, continue to be recognized, upon adoption of FIN No. 48.
     Effective August 1, 2007, the Company adopted FIN No. 48 and in accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of $5,600, reducing its liability for unrecognized income tax benefits and interest and increasing the August 1, 2007 balance of Retained Earnings.
     At August 1, 2007, the Company had $210,000 in gross tax reserves for unrecognized income tax benefits. The Company’s uncertain income tax positions, if recognized, would reduce income tax expense by approximately $135,000 thus favorably affecting the Company’s effective tax rate.
     In addition, consistent with the provisions of FIN No. 48, the Company reclassified $210,000 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in Income taxes payable — non-current in the condensed consolidated balance sheet.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The Company and its subsidiaries are currently subject to examination by various taxing authorities. While it is possible that one or more of these examinations may be resolved within the next twelve months, the Company does not anticipate a significant impact to the unrecognized income tax benefits.
     The Company recognizes accrued interest expense related to unrecognized income tax benefits in interest expense and the balance at the end of a reporting period is recorded in accrued interest payable on the Company’s condensed consolidated balance sheet. Penalties are accrued as part of income tax expense and the unpaid balance at the end of a reporting period are recorded as part of the current or non-current reserve for uncertain income tax positions. At August 1, 2007, the Company had accrued $64,000 for the potential payment of interest and penalties. At October 31, 2007, the accrued balance for the potential payment of interest and penalties was $67,000.
     As of August 1, 2007, the Company is subject to U.S. federal and state and local income tax examinations for the fiscal tax years ended in 1996 through 2007, and to non-U.S. income tax examinations for the fiscal tax years ended in 2000 through 2007.
     The balance of the Company’s gross uncertain income tax positions at the end of the first quarter is $216,000.
NOTE 4 — BALANCE SHEET DETAILS
     The following tables provide details of selected balance sheet items:

	Oct. 31, 2007	July 31, 2007
Accounts receivable:
Billed	$488,915	$510,991
Unbilled	61,837	52,212

Total	550,752	563,203
Less: Allowances for doubtful accounts	(12,694)	(11,810)

	$538,058	$551,393

Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Oct. 31, 2007	July 31, 2007
Inventories:
Raw materials and components	$138,639	$136,248
Work-in-process	85,222	73,725
Finished goods	298,633	261,494

	$522,494	$471,467

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Oct. 31, 2007	July 31, 2007
Property, plant and equipment:
Property, plant and equipment	$1,412,011	$1,370,287
Less: Accumulated depreciation and amortization	791,265	762,387

	$620,746	$607,900

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
     The following table presents goodwill, net of accumulated amortization recorded prior to adopting SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), allocated by reportable segment, in accordance with SFAS No. 142.

	Oct. 31, 2007	July 31, 2007
Life Sciences	$70,936	$69,433
Industrial	192,352	190,772

	$263,288	$260,205

     The change in the carrying amount of goodwill is primarily attributable to changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.
     Intangible assets, net, consist of the following:

	Oct. 31, 2007
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$83,743	$39,339	$44,404
Trademarks	4,835	2,766	2,069
Other	4,842	1,754	3,088

	$93,420	$43,859	$49,561

	July 31, 2007
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$82,561	$37,369	$45,192
Trademarks	4,818	2,671	2,147
Other	2,275	1,681	594

	$89,654	$41,721	$47,933

     Amortization expense for intangible assets for the three months ended October 31, 2007 and October 31, 2006 was $2,105 and $2,022, respectively. Amortization expense is estimated to be approximately $5,451 for the remainder of fiscal year 2008, $6,894 in fiscal year 2009, $6,651 in fiscal year 2010, $6,437 in fiscal year 2011, $6,197 in fiscal year 2012 and $3,518 in fiscal year 2013.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 6 — TREASURY STOCK
     On October 14, 2004, the Company’s board of directors authorized the expenditure of up to $200,000 for the repurchase of shares of the Company’s common stock. On November 15, 2006, the board of directors authorized an additional expenditure of $250,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the three months ended October 31, 2007, the Company did not purchase shares in open-market transactions. At October 31, 2007, approximately $348,232 remained available to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.
     During the three months ended October 31, 2007, 283 shares were issued under the Company’s stock-based compensation plans. At October 31, 2007, the Company held 5,129 treasury shares.
NOTE 7 — CONTINGENCIES AND COMMITMENTS
     With respect to the matters described below under the headings Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or insurance recoveries have been reflected in the condensed consolidated financial statements as of October 31, 2007 as these amounts are not currently estimable.
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
Environmental Matters:
     The Company’s condensed consolidated balance sheet at October 31, 2007 includes liabilities for environmental matters of approximately $17,291, which relates primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.
NOTE 8 — RESTRUCTURING AND OTHER CHARGES/(GAINS), NET
     The following tables summarize the restructuring and other charges/(gains) (“ROTC”) recorded for the three months ended October 31, 2007 and October 31, 2006:

		Other
		Charges /
	Restructuring (1)	(Gains) (2)	Total
Three Months Ended Oct. 31, 2007
Severance	$4,856	$—	$4,856
Costs related to inquiry (2a)	—	3,766	3,766
Other exit costs	505	—	505
Loss/(gain) on disposal of assets	30	(484)	(454)
Environmental matters (2b)	—	283	283
Other	—	13	13

	5,391	3,578	8,969
Reversal of excess restructuring reserves	(200)	—	(200)

	$5,191	$3,578	$8,769

Cash	$5,161	$3,578	$8,739
Non-cash	30	—	30

	$5,191	$3,578	$8,769

Three Months Ended Oct. 31, 2006
Severance	$7,811	$—	$7,811
Impairment and loss on disposal of assets	5,772	—	5,772
Other exit costs	654	—	654
Environmental matters (2b)	—	2,344	2,344
Other	—	1,163	1,163

	14,237	3,507	17,744
Reversal of excess restructuring reserves	(656)	—	(656)

	$13,581	$3,507	$17,088

Cash	$7,809	$3,507	$11,316
Non-cash	5,772	—	5,772

	$13,581	$3,507	$17,088

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

(1)	Restructuring:
     Following the completion of the integration of the Filtration and Separations Group (“FSG”), which was acquired in fiscal year 2002, Company management began a much broader initiative to examine the overall structure of the Company and the manner in which it conducted business activities with the objective of increasing revenue growth and achieving cost reduction. This resulted in a series of restructuring activities, including the realignment of the overall business structure into vertically integrated businesses, which commenced at the end of fiscal year 2004, the Company’s facilities rationalization initiative and European cost reduction (“EuroPall”) initiative, which commenced in fiscal year 2006, and the Western Hemisphere cost reduction (“AmeriPall”) initiative, which commenced in fiscal year 2007.
     Three Months Ended October 31, 2006:
•	The Company continued its cost reduction initiatives, including its facilities rationalization and EuroPall initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives. In addition, the Company recorded an impairment charge related to the planned disposal of a building and the early retirement of certain long-lived assets, related to the Company’s facilities rationalization initiative.
     Three Months Ended October 31, 2007:
•	The Company continued its cost reduction initiatives, including its facilities rationalization, EuroPall and AmeriPall initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.
     The following table summarizes the activity related to restructuring liabilities that were recorded in the three months ended October 31, 2007 and in fiscal years 2007, 2006 and 2005:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2008
Original charge	$4,856	$505	$5,361
Utilized	(628)	(463)	(1,091)
Other changes (a)	47	(1)	46

Balance at Oct. 31, 2007	$4,275	$41	$4,316

2007
Original charge	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (a)	611	9	620

Balance at Jul. 31, 2007	16,548	757	17,305
Utilized	(2,130)	(119)	(2,249)
Reversal of excess reserves (b)	(26)	(59)	(85)
Other changes (a)	721	36	757

Balance at Oct. 31, 2007	$15,113	$615	$15,728

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191

Balance at July 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (b)	(1,385)	(40)	(1,425)
Other changes (a)	126	2	128

Balance at Jul. 31, 2007	2,325	6	2,331
Utilized	(895)	(1)	(896)
Other changes (a)	4	—	4

Balance at Oct. 31, 2007	$1,434	$5	$1,439

2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (b)	(1,905)	(96)	(2,001)
Other changes (a)	57	3	60

Balance at July 31, 2006	3,915	13	3,928
Utilized	(2,531)	—	(2,531)
Reversal of excess reserves (b)	(811)	(15)	(826)
Other changes (a)	31	2	33

Balance at Jul. 31, 2007	604	—	604
Utilized	(237)	—	(237)
Reversal of excess reserves (b)	(115)	—	(115)
Other changes (a)	2	—	2

Balance at Oct. 31, 2007	$254	$—	$254

(a)	Other changes primarily reflect translation impact.

(b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2005, 2006 and 2007.

(2)	Other Charges/(Gains):

(a)	Costs related to inquiry:

In the three months ended October 31, 2007, the Company recorded costs of $3,766 primarily comprised of legal and other professional fees related to the audit committee’s inquiry into the Company’s understatement of its U.S. federal income tax payments and its provision for income taxes. See Note 2, Audit Committee Inquiry and Restatement, for a description of this inquiry.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

(b)	Environmental matters:

In the three months ended October 31, 2006, the Company increased its previously established environmental reserves by $2,344 related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida.

In the three months ended October 31, 2007, the Company increased its previously established environmental reserves by $283 related to an environmental matter in Pinellas Park, Florida.
NOTE 9 – INCOME TAXES
     The Company’s effective tax rate for the three months ended October 31, 2007 and October 31, 2006 was 36.6% and 34.1% (as restated), respectively. During the three months ended October 31, 2007, a discrete tax charge was recorded resulting from tax legislation enacted in Germany. The Company is required to revalue its deferred tax assets and liabilities to reflect newly enacted rates which were reduced by the new tax law from approximately 38% to approximately 28% resulting in a reduction in net deferred tax assets. This discrete charge increased the tax rate for the period ended October 31, 2007 by approximately 4.3%.
     In September 2007, the Company deposited $135,000 with the Internal Revenue Service. A portion of this deposit has been reflected as a reduction of current income taxes payable and the remainder is reflected as an other non-current asset in the condensed consolidated balance sheet.
NOTE 10 — COMPONENTS OF NET PERIODIC PENSION COST
     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,
	2007	2006	2007	2006	2007	2006
Service cost	$2,000	$1,952	$916	$897	$2,916	$2,849
Interest cost	2,893	2,760	4,704	3,948	7,597	6,708
Expected return on plan assets	(2,190)	(2,124)	(3,957)	(3,139)	(6,147)	(5,263)
Amortization of prior service cost	276	275	80	151	356	426
Amortization of net transition asset	—	(11)	—	—	—	(11)
Recognized actuarial loss	467	579	1,090	2,078	1,557	2,657
Loss due to curtailments and settlements	—	—	3	—	3	—

Net periodic benefit cost	$3,446	$3,431	$2,836	$3,935	$6,282	$7,366

NOTE 11 — STOCK-BASED PAYMENT
     The Company applies the provisions of SFAS No. 123(R), Share-Based Payment, which establishes the accounting for employee stock-based awards. The Company currently has four stock-based employee and directors compensation plans (Stock Option Plans, Management Stock Purchase Plan (“MSPP”), Employee Stock Purchase Plan (“ESPP”) and Restricted Stock Unit Plans), which are more fully described in Note 17, Common Stock, to the consolidated financial statements included in the 2007 Form 10-K.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three months ended October 31, 2007 and October 31, 2006 are reflected in the table below.

	Three Months Ended
	Oct. 31, 2007	Oct. 31, 2006
Stock options	$628	$1,473
Restricted stock units	1,471	1,015
ESPP	819	617
MSPP	520	411

Total	$3,438	$3,516

     The following table illustrates the income tax effects related to stock-based compensation.

	Three Months Ended
	Oct. 31, 2007	Oct. 31, 2006
Excess tax benefit in cash flows from financing activities	$554	$596
Tax benefit recognized related to total stock-based compensation expense	893	549
Actual tax benefit realized for tax deductions from option exercises of stock-based payment arrangements	1,297	788
     A summary of option activity for all stock option plans during the three months ended October 31, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at August 1, 2007	2,829	$25.29
Granted	4	38.20
Exercised	(21)	19.91
Forfeited or Expired	(1)	28.15

Outstanding at October 31, 2007	2,811	$25.35	4.9	$42,615

Expected to vest at October 31, 2007	975	$32.60	5.7	$8,401

Exercisable at October 31, 2007	1,807	$21.25	4.4	$34,010

     As of October 31, 2007, there was $6,438 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years. The total intrinsic value of options exercised during the three months ended October 31, 2007 and October 31, 2006 was $393 and $1,897, respectively.
     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. A total of 200 shares and 233 shares were issued under the ESPP during the semi-annual stock purchase periods ended October 31, 2007 and October 31, 2006, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The following weighted average assumptions were used in estimating the fair value of stock options granted during the three months ended October 31, 2007 and October 31, 2006 (there were no grants related to the ESPP during the three months ended October 31, 2007 or October 31, 2006):

	Three Months Ended
	Oct. 31, 2007	Oct. 31, 2006
Stock Options
Weighted average fair value at grant date	$9.69	$7.08
Valuation assumptions:
Expected dividend yield	1.7%	1.8%
Expected volatility	25.5%	26.2%
Expected life (years)	5.0	5.0
Risk-free interest rate	4.3%	4.9%
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
     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over a four year period for matches made thereafter. Such restricted units aggregated 831 and 853 as of October 31, 2007 and October 31, 2006, respectively. As of October 31, 2007, there was $6,491 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 3.1 years.
     The following is a summary of MSPP activity during the three months ended October 31, 2007 and October 31, 2006:

	Three Months Ended
	Oct. 31, 2007	Oct. 31, 2006
Deferred compensation and cash contributions	$2,644	$1,855
Fair value of restricted stock units vested	$751	$8
Vested units distributed	90	1
     A summary of restricted stock unit activity, related to employees, for the 2005 Stock Plan during the three months ended October 31, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at August 1, 2007	718	$33.19
Granted	18	38.20
Vested	(1)	28.34
Forfeited	(2)	34.55

Nonvested at October 31, 2007	733	$33.31

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     As of October 31, 2007, there was $16,704 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 3.0 years.
     No annual award units of restricted stock were granted to non-employee directors of the Company during the three months ended October 31, 2007.
     The Company uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.
NOTE 12 — EARNINGS PER SHARE
     The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and units aggregating 656 and 837 shares were not included in the computation of diluted shares for the three months ended October 31, 2007 and October 31, 2006, respectively, because their effect would have been antidilutive. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended
	Oct. 31, 2007	Oct. 31, 2006
Basic shares outstanding	123,167	122,812
Effect of stock plans	1,193	989

Diluted shares outstanding	124,360	123,801

NOTE 13 — COMPREHENSIVE INCOME

	Three Months Ended
	Oct. 31, 2007	Oct. 31, 2006
		(As Restated)
Net earnings (a)	$36,102	$16,001

Unrealized translation adjustment	23,376	2,672
Income taxes	2,439	168

Unrealized translation adjustment, net	25,815	2,840

Change in unrealized investment gains	2,041	1,792
Income taxes	(720)	—

Change in unrealized investment gains, net	1,321	1,792

Unrealized (losses) gains on derivatives	(553)	103
Income taxes	152	13

Unrealized (losses) gains on derivatives, Net	(401)	116

Total comprehensive income	$62,837	$20,749

(a)	Net earnings has been restated for the first quarter of fiscal year 2007 as more fully described in Note 2, Audit Committee Inquiry and Restatement.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Unrealized investment gains on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended
	Oct. 31, 2007	Oct. 31, 2006
Unrealized gains arising during the period	$2,041	$1,515
Income taxes	(720)	—

Net unrealized gains arising during the period	1,321	1,515
Reclassification adjustment for losses included in net earnings	—	277

Change in unrealized investment gains, net	$1,321	$1,792

NOTE 14 — SEGMENT INFORMATION
     The Company’s reportable segments as identified in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which are also its operating segments, consist of the Company’s two vertically integrated businesses, Life Sciences and Industrial.
     The following table presents sales and operating profit by segment, reconciled to earnings before income taxes, for the three months ended October 31, 2007 and October 31, 2006.

	Oct. 31, 2007	Oct. 31, 2006
		(As Restated)
SALES:
Life Sciences	$214,614	$193,002
Industrial	346,393	306,286

Total	$561,007	$499,288

OPERATING PROFIT:
Life Sciences	$39,783	$29,188
Industrial	45,077	33,289

Total operating profit	84,860	62,477
General corporate expenses	11,426	9,987

Earnings before ROTC, interest expense, net and income taxes	73,434	52,490
ROTC (a)	8,769	17,515
Interest expense, net (b)	7,721	10,696

Earnings before income taxes (b)	$56,944	$24,279

(a)	Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales. Such adjustments relate to incremental depreciation of $427 for the three months ended October 31, 2006, recorded in conjunction with the Company’s facilities rationalization initiative.

(b)	Interest expense, net and Earnings before income taxes have been restated for the three months ended October 31, 2006 as more fully described in Note 2, Audit Committee Inquiry and Restatement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements and Risk Factors
     You should read the following discussion together with the accompanying condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in the 2007 Form 10-K. The discussions regarding sales under the subheading “Review of Operating Segments” below are in local currency unless otherwise indicated. Company management considers local currency growth an important measure because by excluding the volatility of exchange rates, underlying volume growth is clearer. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.
     The matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in this and other written and oral reports are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. All statements regarding future performance, earnings projections, earnings guidance, management’s expectations about its future cash needs and effective tax rate, and other future events or developments are forward-looking statements. Such risks and uncertainties include, but are not limited to: risks relating to the Company’s restatement of prior period financial statements, including the risks associated with the pending Internal Revenue Service (“IRS”) audit and pending Securities and Exchange Commission (“SEC”) and Department of Justice investigations and litigation proceedings; risks associated with the Company’s planned cash management initiatives, which may result in changes in the Company’s effective tax rate; changes in product mix and product pricing may affect the Company’s operating results particularly as the systems business expands in which significantly longer sales cycles are experienced with less predictable revenue and profitability and less certainty of future revenue streams from related consumable product offerings and services; increases in costs of manufacturing and operating costs, including energy and raw materials; the Company’s ability to achieve the savings anticipated from its cost reduction and margin improvement initiatives including the timing of completion of its facilities rationalization initiative; fluctuations in foreign currency exchange rates and interest rates; regulatory approval or market acceptance of new technologies; changes in demand for the Company’s products and business relationships with key customers and suppliers including delays or cancellations in shipments; success in enforcing patents and protecting proprietary products and manufacturing techniques; risks associated with the completion or integration of acquisitions; domestic and international competition; and global and regional economic conditions, including particularly the impact of current challenging conditions in the United States that may also have global implications; and legislative, regulatory and political developments. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them.
Audit Committee Inquiry and Restatement
     As discussed in the 2007 Form 10-K, an inquiry was conducted by the Company’s audit committee into the Company’s understatement of its U.S. federal income tax payments and its provision for income taxes. The audit committee completed its inquiry in January 2008. On August 1, 2007, the audit committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for each of the eight fiscal years in the period ended July 31, 2006 (including the interim periods within those years), and for each of the fiscal quarters ended October 31, 2006, January 31, 2007 and April 30, 2007, should no longer be relied upon. Accordingly, the Company has restated its previously issued financial statements for those periods. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information presented below for fiscal year 2007 has been restated as set forth in the 2007 Form 10-K.
Results of Operations
Review of Consolidated Results
     Sales in the quarter increased 12.4% to $561,007 from $499,288 in the first quarter of fiscal year 2007. Exchange rates increased reported sales by $27,862, primarily due to the weakening of the U.S. dollar against the Euro, the British Pound and various Asian currencies. In local currency (i.e., had exchange rates not changed year over year), sales increased 6.8%. Increased pricing in the Life Sciences and Industrial segments contributed about 1% to overall sales growth in the quarter.

     Life Sciences segment sales increased 6% (in local currency) attributable to growth in the BioPharmaceuticals and Medical markets. Industrial segment sales increased 7.3% (in local currency) driven by growth in the General Industrial and Aerospace and Transportation markets. Overall systems sales increased 27.4% primarily attributable to strong sales in the Municipal Water and BioPharmaceuticals markets. Company management expects overall sales in local currency to increase in the mid-single digit range for the full fiscal year 2008, with growth in Industrial slightly outpacing Life Sciences. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.
     Gross margin, as a percentage of sales, increased 180 basis points in the quarter to 46.6% from 44.8% in the first quarter of fiscal year 2007. The improvement in gross margins was principally driven by improved pricing that contributed approximately 50 basis points in margin, savings generated from the Company’s facilities rationalization initiative and other manufacturing cost reduction and efficiency programs, the impact of improved profitability of systems sales, and continued product portfolio rationalization. These factors were partly offset by the impact of the significant growth in systems sales, which typically have lower margins than consumables. Company management expects gross margin to be flat to slightly improved for the full fiscal year 2008 compared to fiscal year 2007.
     Selling, general and administrative (“SG&A”) expenses in the quarter increased by $13,612, or about 9% (approximately 4% in local currency). As a percentage of sales, SG&A expenses decreased to 30.5% from 31.5% in the first quarter of fiscal year 2007 reflecting increasing sales leverage, and the impact of cost reduction initiatives, including the initiative to optimize the Company’s European operations (“EuroPall”). In fiscal year 2007, the Company launched the equivalent of the EuroPall program in the Western Hemisphere (“AmeriPall”). This program is in the early implementation phase with the majority of the impact expected in fiscal year 2009 and beyond. For the full fiscal year 2008, Company management is expecting SG&A expenses, as a percentage of sales, to decrease approximately 100 basis points compared to fiscal year 2007.
     Research and development expenses were $16,895 compared to $14,234 in the first quarter of fiscal year 2007. As a percentage of sales, research and development expenses were 3% compared with 2.9% last year. Company management expects research and development expenses for the full fiscal year 2008 to increase 15% compared to fiscal year 2007.
     In the first quarter of fiscal year 2008, the Company recorded restructuring and other charges, net, (“ROTC”) of $8,769. ROTC in the quarter was primarily comprised of severance liabilities related to the Company’s on-going cost reduction initiatives (including its facilities rationalization, EuroPall and AmeriPall initiatives), and legal and other professional fees related to the matters under inquiry by the audit committee, as more fully described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements. Additionally, the charges in the quarter include an increase to a previously established environmental reserve. Such charges were partly offset by the reversal of excess restructuring reserves previously recorded in the consolidated statements of earnings in fiscal years 2005 and 2007.
     In the first quarter of fiscal year 2007, the Company recorded ROTC of $17,088 primarily related to the Company’s on-going cost reduction initiatives (including its facilities rationalization and EuroPall initiatives). The charges in the quarter were primarily comprised of severance liabilities and an impairment charge related to the planned disposal of a building and early retirement of certain long-lived assets. Such charges were partly offset by the reversal of excess restructuring reserves previously recorded in the consolidated statements of earnings in fiscal year 2006. Additionally, the charges in the quarter include an increase to a previously established environmental reserve.
     The details of ROTC for the three months ended October 31, 2007 and October 31, 2006 can be found in Note 8, Restructuring and Other Charges/(Gains), Net, to the accompanying condensed consolidated financial statements.

     The following table summarizes the activity related to restructuring liabilities that were recorded in the three months ended October 31, 2007 and in fiscal years 2007, 2006 and 2005:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2008
Original charge	$4,856	$505	$5,361
Utilized	(628)	(463)	(1,091)
Other changes (a)	47	(1)	46

Balance at Oct. 31, 2007	$4,275	$41	$4,316

2007
Original charge	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (a)	611	9	620

Balance at Jul. 31, 2007	16,548	757	17,305
Utilized	(2,130)	(119)	(2,249)
Reversal of excess reserves (b)	(26)	(59)	(85)
Other changes (a)	721	36	757

Balance at Oct. 31, 2007	$15,113	$615	$15,728

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191

Balance at July 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (b)	(1,385)	(40)	(1,425)
Other changes (a)	126	2	128

Balance at Jul. 31, 2007	2,325	6	2,331
Utilized	(895)	(1)	(896)
Other changes (a)	4	—	4

Balance at Oct. 31, 2007	$1,434	$5	$1,439

2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (b)	(1,905)	(96)	(2,001)
Other changes (a)	57	3	60

Balance at July 31, 2006	3,915	13	3,928
Utilized	(2,531)	—	(2,531)
Reversal of excess reserves (b)	(811)	(15)	(826)
Other changes (a)	31	2	33

Balance at Jul. 31, 2007	604	—	604
Utilized	(237)	—	(237)
Reversal of excess reserves (b)	(115)	—	(115)
Other changes (a)	2	—	2

Balance at Oct. 31, 2007	$254	$—	$254

(a)	Other changes primarily reflect translation impact.

(b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2005, 2006 and 2007.

     Earnings before interest and income taxes (“EBIT”) in the quarter increased about 85% to $64,665 from $34,975 in the first quarter of fiscal year 2007. EBIT, as a percentage of sales, increased to 11.5% from 7.0% in the same period of fiscal year 2007. The increase in EBIT dollars reflects the impact of sales growth, including increased pricing, an improvement in cost of sales and SG&A as a percentage of sales, and a decrease in ROTC that was primarily related to the Company’s cost reduction initiatives.
     Net interest expense in the quarter decreased by $2,975 to $7,721 from $10,696 (as restated) in the first quarter of fiscal year 2007. The decline in net interest expense was principally attributable to a decrease in the amount of interest expense recorded in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007, related to the tax matter as discussed further in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements. Company management expects net interest expense for the full fiscal year 2008 to increase compared to fiscal year 2007.
     In the first quarter of fiscal year 2008, the Company’s effective tax rate was 36.6% as compared to 34.1% (as restated) in the first quarter of fiscal year 2007. See Note 9, Income Taxes, to the accompanying condensed consolidated financial statements for further details on the components of the Company’s effective tax rate. The Company expects its effective tax rate to be approximately 33% for the full fiscal year 2008, inclusive of discrete items recognized in the three months ended October 31, 2007. The actual effective tax rate may materially differ based on several factors including discrete items recognized in future periods. The Company’s effective tax rate may change year to year based on recurring factors such as the geographical mix of earnings in tax jurisdictions that have a broad range of enacted tax rates, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as nonrecurring factors.
     Net earnings in the quarter were $36,102, or 29 cents per share compared with net earnings of $16,001, or 13 cents per share (as restated) in the first quarter of fiscal year 2007. In summary, the increase in net earnings reflects the increase in EBIT and a decrease in net interest expense, partly offset by the impact of a higher tax rate. Company management estimates that foreign currency translation increased net earnings by approximately 2 cents per share.
Review of Operating Segments
     The following table presents sales and operating profit by segment, reconciled to earnings before income taxes, for the three months ended October 31, 2007 and October 31, 2006.

	Oct. 31, 2007	% Margin	Oct. 31, 2006	% Margin	% Change
	(As Restated)
SALES:
Life Sciences	$214,614		$193,002		11.2
Industrial	346,393		306,286		13.1

Total	$561,007		$499,288		12.4

OPERATING PROFIT:
Life Sciences	$39,783	18.5	$29,188	15.1	36.3
Industrial	45,077	13.0	33,289	10.9	35.4

Total operating profit	84,860	15.1	62,477	12.5	35.8
General corporate expenses	11,426		9,987		14.4

Earnings before ROTC, interest expense, net and income taxes	73,434	13.1	52,490	10.5	40.0
ROTC (a)	8,769		17,515
Interest expense, net (b)	7,721		10,696

Earnings before income taxes (b)	$56,944		$24,279

(a)	Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales. Such adjustments relate to incremental depreciation of $427 for the three months ended October 31, 2006, recorded in conjunction with the Company’s facilities rationalization initiative.

(b)	Interest expense, net and Earnings before income taxes have been restated for the three months ended October 31, 2006, as more fully described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements.
     Life Sciences:
     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the three months ended October 31, 2007 and October 31, 2006:

	Oct. 31, 2007	% of Sales	Oct. 31, 2006	% of Sales
Sales	$214,614		$193,002
Cost of sales	103,466	48.2	97,776	50.7

Gross margin	111,148	51.8	95,226	49.3
SG&A	61,747	28.8	58,392	30.3
Research and development	9,618	4.5	7,646	4.0

Operating profit	$39,783	18.5	$29,188	15.1

     The tables below present sales by market and geography within the Life Sciences segment for the three months ended October 31, 2007 and October 31, 2006, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	Oct. 31, 2007	Oct. 31, 2006	Change	Impact	Currency
By Market
Medical	$110,172	$103,512	6.4	$3,953	2.6
BioPharmaceuticals	104,442	89,490	16.7	6,180	9.8

Total Life Sciences	$214,614	$193,002	11.2	$10,133	6.0

By Geography
Western Hemisphere	$87,002	$84,196	3.3	$293	3.0
Europe	101,022	84,672	19.3	8,464	9.3
Asia	26,590	24,134	10.2	1,376	4.5

Total Life Sciences	$214,614	$193,002	11.2	$10,133	6.0

     Life Sciences segment sales increased 6% in the quarter compared to the first quarter of fiscal year 2007. Overall, increased pricing, in the Medical and BioPharmaceuticals markets, contributed about 2% to sales growth in the quarter. Life Sciences represented about 38% of total sales in the quarter on par with the first quarter of fiscal year 2007. Company management expects overall Life Sciences sales to increase about 4% for the full fiscal year 2008 compared to fiscal year 2007.
     Within Life Sciences, Medical sales, which represented approximately one-half of Life Sciences sales, increased 2.6% attributable to growth of 2.7% in the Blood Filtration market, 5.5% in the Hospital market and 1.2% in the BioSciences market.
     The growth in the Blood Filtration market was driven by strong volume growth in U.S. independent blood centers as a result of expanding Acrodose and related in-line systems sales, increased sales in Latin America and the impact of an increase in pricing compared with the first quarter of fiscal year 2007. These favorable impacts were partly offset by decreases in Europe, related to lost or uncontested tenders, and in Asia, related to the transition in Japan from bedside filtration to blood centers. At this point, the decrease in the Company’s sales to hospitals more than offsets increases in sales to blood centers. The Company is in the process of qualifying more of its blood filter models with blood centers. The growth in Hospital sales reflects increased Aquasafe sales in the Western Hemisphere and Europe. Blood Filtration sales in the Western Hemisphere are expected to decrease in the second half of fiscal year 2008 with the expected expiration of a contract to one of the major blood centers in Canada.

     Within BioSciences, growth in Cell Therapy sales reflects strong demand in Europe for cryopreservation bags and cryopreservation reagents, and continued growth of cord blood sterile collection bags in the Western Hemisphere. In the Laboratory market, growth in Asia and Europe was largely offset by a decline in the Western Hemisphere. Key growth drivers in this market are protein purification and lab water. In the original equipment manufacturers (“OEM”) market, sales were up slightly as strong growth in Asia, driven by device and specialty material sales in China, Hong Kong and Japan, was largely offset by a delay in sales in Europe.
     Company management expects overall Medical sales to be down slightly for the full fiscal year 2008 compared to fiscal year 2007.
     BioPharmaceuticals sales increased 9.8% driven by growth in systems sales of 52.9% accompanied by growth in sales of consumables of 6.1%. The growth in systems sales was driven by continued investment by the biotechnology sector in the Western Hemisphere accompanied by growth in Europe. The growth in consumables was primarily attributable to strong sales in Europe as a result of Biotechnology manufacturing transfers from the United States and the impact of new plants coming on stream. A decrease in consumables sales in the Western Hemisphere partly offset the above. This reduction was caused by sales downturns and inventory reduction programs in a number of large U.S. biotechnology customers. Consumables sales were up modestly in Asia, although, growth has been hampered by ongoing supply and contamination issues related to donated blood for plasma derivatives production in China. Overall, key products driving growth are the Company’s virus removal filters for biotechnology and plasma derived therapeutics, and its increasing portfolio of single-use processing technologies including the Kleenpak connector. Company management expects these broad trends to continue through the remainder of the year, with Europe strong and the Western Hemisphere weaker due to customer specific slowdowns, although beginning to improve later this year. Company management continued to see strong investment in the Western Hemisphere and Europe in systems and new manufacturing facilities and is starting to see the first signs of large biotechnology manufacturing moving into Asia. These factors indicate that the medium term prospects for growth in the Company’s wider consumables business is positive as these new plants come on stream. For the full fiscal year 2008, Company management expects double-digit sales growth in the BioPharmaceuticals market compared to fiscal year 2007.
     Life Sciences gross margins increased 250 basis points to 51.8% from 49.3% in the first quarter of fiscal year 2007. The improvement in gross margins was principally driven by improved pricing that contributed approximately 80 basis points in margin, savings generated from cost reduction initiatives and a favorable change in product mix, specifically a higher level of consumables sales in the BioPharmaceuticals market versus the Medical market.
     SG&A expenses increased by $3,355, or about 6% (approximately 1% in local currency) compared to the first quarter of fiscal year 2007. SG&A expenses as a percentage of sales decreased to 28.8% from 30.3% in the first quarter of fiscal year 2007 reflecting the impact of the Company’s cost reduction initiatives, and the leveraging of growth in sales.
     R&D expenses were up about 26% (approximately 23% in local currency) in the quarter; coming in at $9,618 compared to $7,646 in the first quarter of fiscal year 2007. As a percentage of sales, R&D expenses were 4.5% in the quarter compared to 4.0% in the same period of fiscal year 2007.
     As a result of the above factors, operating profit dollars increased approximately 36% to $39,783 and operating margin improved to 18.5% from 15.1%.
     Industrial:
     Presented below are Summary Statements of Operating Profit for the Industrial segment for the three months ended October 31, 2007 and October 31, 2006:

	Oct. 31, 2007	% of Sales	Oct. 31, 2006	% of Sales
Sales	$346,393		$306,286
Cost of sales	196,225	56.6	177,413	57.9

Gross margin	150,168	43.4	128,873	42.1
SG&A	97,814	28.2	88,996	29.1
Research and development	7,277	2.1	6,588	2.2

Operating profit	$45,077	13.0	$33,289	10.9

     The tables below present sales by market and geography within the Industrial segment for the three months ended October 31, 2007 and October 31, 2006, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	Oct. 31, 2007	Oct. 31, 2006	Change	Impact	Currency
By Market
General Industrial	$208,689	$175,073	19.2	$12,610	12.0
Aerospace and Transportation	66,259	60,332	9.8	3,037	4.8
Microelectronics	71,445	70,881	0.8	2,082	(2.1)

Total Industrial	$346,393	$306,286	13.1	$17,729	7.3

By Geography
Western Hemisphere	$96,933	$88,966	9.0	$782	8.1
Europe	132,459	119,433	10.9	11,890	1.0
Asia	117,001	97,887	19.5	5,057	14.4

Total Industrial	$346,393	$306,286	13.1	$17,729	7.3

     Industrial segment sales grew 7.3% driven by growth in the General Industrial and Aerospace and Transportation markets somewhat offset by a decline in the Microelectronics market. Overall, improved pricing, primarily in the General Industrial market, contributed about 0.5% to sales growth in the quarter. Industrial systems sales increased 22.4% primarily driven by sales in the Municipal Water market. Industrial consumables sales grew 4.9%. Industrial represented approximately 62% of total sales in the quarter on par with the first quarter of fiscal year 2007. Company management expects overall Industrial sales to increase about 6% for the full fiscal year 2008 compared to fiscal year 2007.
     Within the Industrial segment, General Industrial market sales, which account for about 60% of the Industrial segment, were up 12% driven by increased systems sales in the Municipal Water market and increased consumables sales in all markets.
     Municipal water sales almost doubled compared to the first quarter of fiscal year 2007 generated by growth in all geographies. Growth in the Western Hemisphere was primarily fueled by surface water treatment projects driven by government regulations. In Europe, key growth drivers include surface water treatment in the United Kingdom and various other countries, and sales of leachate systems. Sales growth in Asia was primarily attributable to a wastewater recycle project in Australia. Overall, the backlog in this market is up about 50% reflecting double-digit orders growth in the last five quarters.
     Sales in the energy-related marketplace increased in the mid-single digit range reflecting growth in consumables in all geographies partly offset by a decline in systems sales. The decrease in systems sales reflects a decline in Europe due to particularly strong systems sales in the first quarter of fiscal year 2007, partly offset by increases in the Western Hemisphere and Asia. Market opportunities and growth drivers include alternative energy, including wind and coal gasification. The Company’s Total Fluid Managementsm approach presents many opportunities for growth in this regard. While modest growth is expected in fiscal year 2008, orders are expected to be strong in the second half of the year boding well for fiscal year 2009.
     Food and Beverage sales were up in the mid-single digit range as growth in consumables (in Europe and Asia) was offset by a decline in systems sales in the Western Hemisphere and Asia. Sales in Europe, the Company’s largest Food & Beverage market, were up in the high-single digit range with increases in both consumables and systems sales. Key growth drivers in Europe include sales of OenoFlow to the wine market, Aria systems for process water and expanding sales to the beer market. Overall, the Company’s Total Fluid Managementsm approach is fueling growth in all geographies. The backlog in this market is strong, up about 70% compared to the same period last year.
     Sales in the Industrial Manufacturing market increased just over 10% generated by growth in the Western Hemisphere and Asia. The growth in this market was driven by demand in the mining and pulp & paper sectors. Sales in Europe were flat reflecting the rationalization of low margin business.
     Company management is expecting high-single digit growth in General Industrial for the full fiscal year 2008, with the largest growth expected in the Municipal Water and Industrial Manufacturing markets.

     Aerospace and Transportation sales increased 4.8% driven by double-digit growth in the Commercial and Transportation markets. The growth in the Commercial portion of this market reflects increased OEM sales generated by an increase in airframe build rates, combined with strong after-market sales. The increase in the Transportation market reflects growth in powertrain sales. A decrease in Military business related to the lumpiness of CH-47 helicopter projects partly offset the above. Company management is expecting high-single digit growth in the Aerospace and Transportation market for the full fiscal year 2008 compared to fiscal year 2007.
     Microelectronics sales decreased 2.1% as growth in Asia and Europe was offset by a decrease in the Western Hemisphere. The decrease in the Western Hemisphere reflects an overall weakness in the semiconductor and OEM marketplaces as expected. The growth in Asia was primarily attributable to sales in the thin film rigid disc and inkjet markets, while growth in Europe was driven by solar cell systems. Based upon various market indicators, Company management is expecting low-single digit growth for the full fiscal year 2008.
     Industrial gross margins increased 130 basis points to 43.4% from 42.1% in the first quarter of fiscal year 2007. The increase in gross margins reflects improved pricing that contributed almost 30 basis points in margin, the impact of improved profitability of systems sales, and continued product portfolio rationalization. Furthermore, the Company’s manufacturing cost reduction programs have favorably impacted gross margins. The impact of a shift in product mix quarter over quarter, to a higher percentage of systems sales (13.5% compared to 11.8% in the first quarter of fiscal year 2007), which are typically at lower margins than consumables, partly offset the above.
     SG&A expenses increased by $8,818, or about 10% (approximately 5% in local currency) compared to the first quarter of fiscal year 2007. SG&A expenses improved to 28.2% as a percentage of sales from 29.1% last year. The improvement in SG&A as a percentage of sales reflects the impact of cost reduction programs, particularly EuroPall, and the leveraging of growth in sales.
     R&D expenses were up about 10% (approximately 8% in local currency) in the quarter; coming in at $7,277 compared to $6,588 in the first quarter of fiscal year 2007. As a percentage of sales, R&D expenses were 2.1% in the quarter compared to 2.2% in the same period of fiscal year 2007.
     As a result of the above factors, operating profit dollars increased approximately 35% to $45,077 and operating margin improved to 13.0% from 10.9%.
     Corporate:
     Corporate expenses increased by $1,439, or about 14% to $11,426 from $9,987 in the first quarter of fiscal year 2007. The increase in Corporate expenses primarily reflects the addition of tax and treasury function personnel and increased professional fees related to tax and audit services.
Liquidity and Capital Resources
     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $662,800, a turnover ratio of 5.3 at October 31, 2007 as compared with $372,400, a turnover ratio of 5.9 at July 31, 2007. Non-cash working capital at October 31, 2006 was $376,400, a turnover ratio of 4.9. Accounts receivable days sales outstanding (“DSO”) was 87 days in the first quarter of fiscal year 2008 as compared to 84 days in the first quarter of fiscal year 2007. Inventory turns for the four quarters ended October 31, 2007 were 2.6 as compared to 2.7 for the four quarters ended October 31, 2006.
     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at October 31, 2007 to those at July 31, 2007, the British Pound, the Euro and the Yen have strengthened against the U.S. dollar. The effect of foreign exchange increased non-cash working capital by $19,902, including net inventory, net accounts receivable and other current assets by $12,480, $18,492 and $2,648, respectively, as compared to July 31, 2007. Additionally, foreign exchange increased accounts payable and other current liabilities by $12,667 and income tax payable by $1,051.
     Net cash used by operating activities in the quarter was $125,806 compared to net cash provided by operating activities of $72,498 in the first quarter of fiscal year 2007, a decrease of $198,304. The decrease in cash flow reflects a tax payment of $135,000 to the IRS as well as changes in working capital items, particularly accounts receivable, accounts payable and accrued liabilities, partly offset by the impact of increased net earnings.

     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $(149,392) in the quarter, as compared with $58,669 in the first quarter of fiscal year 2007. The decrease in free cash flow reflects the decrease in cash provided by operating activities as discussed above and a higher level of capital expenditures. Company management believes this measure is important because it is a key element of its planning. The Company utilizes free cash flow, which is a non-GAAP measure, as one way to measure its current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	Three Months Ended	Three Months Ended
	Oct. 31, 2007	Oct. 31, 2006
Net cash (used)/provided by operating activities	$(125,806)	$72,498
Less capital expenditures	23,586	13,829

Free cash flow	$(149,392)	$58,669

     Overall, net debt (debt net of cash and cash equivalents), as a percentage of total capitalization (net debt plus equity), was 23.2% at October 31, 2007 as compared to 15.2% at July 31, 2007. Net debt increased by approximately $158,500 compared with July 31, 2007 comprised of a decrease in cash and cash equivalents of $46,600 and an increase in gross debt of $111,000 reflecting a $135,000 deposit with the IRS in September 2007. The impact of foreign exchange rates increased net debt by about $900.
     As a result of the audit committee inquiry (refer to Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements), the Company failed to comply with certain representations, warranties and covenants in its debt agreements, including its inability to timely file its periodic reports with the SEC. The Company entered into amendments and/or waivers of those agreements. Under the terms of those amendments and waivers, the Company was obligated to return to compliance with its reporting obligations under the federal securities laws by March 31, 2008. As of the date hereof, the Company is in compliance with its covenants under the foregoing agreements, as amended by such instruments. Such matters did not affect the Company’s compliance with the financial covenants contained in its five-year revolving credit facility with a syndicate of financial institutions and its Yen 9 billion loan, which provide that the Company may not have a consolidated net interest coverage ratio, based upon trailing four quarter results, that is less than 3.50 to 1.00, nor a consolidated leverage ratio, based upon trailing four quarter results, that is greater than 3.50 to 1.00. The Company is in compliance with these financial covenants.
     The Company utilizes cash flow generated from operations and its revolving credit facility to meet its short-term liquidity needs. Company management considers its existing lines of credit, along with the cash typically generated from operations, to be sufficient to meet its short-term liquidity needs.
     Capital expenditures were $23,586 in the quarter. Depreciation and amortization expense were $20,693 and $2,184, respectively. For the full fiscal year 2008, capital expenditures are expected to be no more than $130,000. Depreciation and amortization expense are expected to total approximately $95,000.
     On October 14, 2004, the Company’s board of directors authorized the expenditure of up to $200,000 for the repurchase of shares of the Company’s common stock. On November 15, 2006, the board of directors authorized an additional expenditure of $250,000 to repurchase shares. At July 31, 2007 there was $348,232 available to be expended under these authorizations. The Company repurchased stock of $3,553 and $61,795 in the first quarter ended October 31, 2006 and fiscal year ended July 31, 2007, respectively. In the first quarter ended October 31, 2007, the Company did not repurchase stock and as such there was $348,232 remaining at October 31, 2007 under the current stock repurchase programs. Net proceeds from stock plans were $7,222 in the first quarter.
     The Company increased its quarterly dividend by 9%, from 11 to 12 cents per share, effective with the dividend declared on January 11, 2007. In the first quarter of fiscal year 2008, the Company paid dividends of $14,715, an increase of approximately 10% compared to the first quarter of fiscal year 2007. The Company increased its quarterly dividend from 12 to 13 cents per share, effective with the dividend declared on March 12, 2008.

Recently Issued Accounting Pronouncements
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
     In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF No. 07-3 is effective, on a prospective basis, for the Company beginning with fiscal year 2009. The Company is in the process of assessing the effect EITF No. 07-3 may have on its consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company beginning with fiscal year 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     There is no material change in the market risk information reported in Item 7A of the 2007 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.
     Except for the change noted below, there was no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     As reported in the 2007 Form 10-K, the Company’s management identified a material weakness in its internal control over financial reporting related to its accounting for income taxes. Specifically, the Company lacked a periodic review to ensure that the income tax impact of certain intercompany transactions were properly considered in the Company’s provision for income taxes. As a result of that material weakness, management concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2007.
     During the quarter ended October 31, 2007, the Company implemented the additional controls and procedures as listed below:
•	Changes in the resources and technical expertise of the Tax and Treasury functions, including the termination of the employment of four employees.

•	Additional processes requiring the monthly review of intercompany transactions to determine if balances are being settled in accordance with applicable intercompany settlement policies and to ensure that exceptions are given appropriate income tax consideration. In addition, a quarterly review of income in foreign subsidiaries that may be subject to U.S. income tax for inclusion in the Company’s forecasted effective tax rate to be applied in its interim periods was implemented.
     The Company is planning training initiatives for all employees affected by revisions to its policies and procedures, as well as specialized training with respect to tax considerations for relevant employees.
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2007. The Company believes that, as a result of the actions it has taken to date, including the implementation of the additional controls and procedures outlined above, the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented. Although the additional controls and procedures listed above were implemented in the first quarter of fiscal year 2008, there was not sufficient time to adequately test their effectiveness in remediating the material weakness as of October 31, 2007. The above listed remedial actions were tested and deemed to be effective as of January 31, 2008; therefore, management has concluded that the Company has remediated its material weakness in internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
(In thousands)
     As previously disclosed in the 2007 Form 10-K, the Company is subject to various regulatory proceedings and litigation relating to various environmental matters and to the tax matters described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements. The information provided below updates and should be read in conjunction with the discussion of these proceedings in Part I – Item 3 – Legal Proceedings in the 2007 Form 10-K. Reference is also made to Note 7, Contingencies and Commitments, to the accompanying condensed consolidated financial statements.
Federal Securities Class Actions:
     Four putative class action lawsuits have been filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements. These lawsuits were filed between August 14, 2007 and October 11, 2007 in the United States District Court for the Eastern District of New York. The plaintiffs principally allege that the defendants violated the federal securities laws by issuing materially false and misleading public statements about the Company’s financial results, financial statements, income tax liability, effective tax rate and internal controls. The plaintiffs seek unspecified compensatory damages, costs and expenses. On October 15, 2007, various plaintiffs and groups of plaintiffs filed motions seeking to consolidate the cases and to be appointed lead plaintiff. These motions have not been decided.
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
Environmental Matters
     The Company’s condensed consolidated balance sheet at October 31, 2007 contains a reserve for environmental liabilities of approximately $17,291, which relates primarily to the items discussed below. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.

Pinellas Park, Florida:
     Pursuant to the Florida Department of Environmental Protection’s (“FDEP”) request in January 2007, the Company installed additional monitoring wells, both on- and off-site. Upon completion of the monitoring activities, the Company will prepare a Site Assessment Report Addendum, delineating the soil and groundwater contamination for FDEP review. The report will also present the scope of all remediation tasks.
Hauppauge, New York:
     While the motions related to the legal proceedings surrounding this matter were pending, the parties enlisted the aid of a mediator to negotiate a settlement of the case. The parties met with the mediator on July 30 through August 1, 2007, which resulted in a tentative settlement agreement, subject to drafting of definitive settlement documents. During the process of negotiating the settlement documents, a disagreement developed between the plaintiff and the primary defendants as to the terms of establishment of the settlement fund that had been agreed upon at the mediation. This dispute has not been resolved and the proposed settlement has not yet been achieved.
     The summary judgment motions remains pending without a decision. On September 27, 2007, the Court issued a decision on Pall’s motions in limine to preclude testimony by the experts for plaintiff and third-party plaintiff Barbara Gross, granting the motions in part and denying them in part.
     If the settlement is completed as contemplated, Pall’s responsibility will be fixed and it will be released from further liability to the plaintiff or third-party plaintiffs. If it is not completed and Pall’s motion for summary judgment is denied the case will continue. If that happens, Pall will remain subject to potential liability and an allocation of some portion of the response costs paid by plaintiff to the State of New York.
ITEM 1A. RISK FACTORS.
     There is no material change in the risk factors reported in Item 1A of the 2007 Form 10-K. This report contains certain forward-looking statements which reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These statements are subject to risks and uncertainties, which could cause actual results to differ materially. For a description of these risks see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors”.
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
Francis Moschella
Vice President — Corporate Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	By-Laws of the Registrant as amended effective January 17, 2008, filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on January 18, 2008.

4*	First Supplemental Indenture, dated as of October 9, 2007, to the Indenture, dated as of August 1, 2002, by and among the Registrant, the guarantors named therein and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on October 11, 2007.

10*	First Amendment and Waiver, dated as of August 16, 2007 to the Five-Year Credit Agreement, dated as of June 21, 2006, among Pall Corporation, the subsidiaries of the Company named on the signature pages thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as facility agent for the Lenders, and J.P. Morgan Europe Limited, as London agent for the Lenders, filed as Exhibit 10 to the Registrant’s Form 8-K filed on August 20, 2007.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated herein by reference.

†	Exhibit filed herewith.