Form 10-Q
period 2008-01-31
PALL CORP
filed 2008-03-28
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of March 21, 2008 was 122,872,069.

Special Note
Along with this report, Pall Corporation (the “Company”) is filing its delayed fiscal year 2007 annual report on Form 10-K (“2007 Form 10-K”) as well as its delayed quarterly report for the first quarter of fiscal year 2008 on Form 10-Q. These reports were delayed pending the completion of an inquiry conducted by the Company’s audit committee into the Company’s understatement of its United States (“U.S.”) federal income tax payments and its provision for income taxes. The audit committee completed its inquiry in January 2008. On August 1, 2007, the audit committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for each of the eight fiscal years in the period ended July 31, 2006 (including the interim periods within those years), and for each of the fiscal quarters ended October 31, 2006, January 31, 2007 and April 30, 2007, should no longer be relied upon. Accordingly, the Company has restated its previously issued financial statements for those periods in its 2007 Form 10-K. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement.
The adjustments made as a result of the restatement are discussed in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements included in Part I — Item 1 — Financial Statements (Unaudited). For additional discussion of the inquiry and the restatement adjustments, see Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Audit Committee Inquiry and Restatement and Note 2 to the accompanying condensed consolidated financial statements. For a description of the material weakness identified by management in internal control over financial reporting with respect to the Company’s accounting for income taxes and management’s remediation of the material weakness, see Part I — Item 4 — Controls and Procedures of this Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Jan. 31, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$410,265	$443,036
Accounts receivable	576,204	551,393
Inventories	506,365	471,467
Prepaid expenses	47,142	34,135
Other current assets	86,801	106,346

Total current assets	1,626,777	1,606,377
Property, plant and equipment, net	628,071	607,900
Goodwill	263,653	260,205
Intangible assets	48,750	47,933
Other non-current assets	311,445	186,431

Total assets	$2,878,696	$2,708,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$63,231	$39,949
Accounts payable and other current liabilities	481,855	499,075
Income taxes payable	39,251	291,395
Current portion of long-term debt	1,783	1,771

Total current liabilities	586,120	832,190
Long-term debt, net of current portion	692,430	591,591
Income taxes payable—non-current	220,221	—
Deferred taxes and other non-current liabilities	229,835	224,464

Total liabilities	1,728,606	1,648,245

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	168,540	159,620
Retained earnings	1,019,471	974,945
Treasury stock, at cost	(154,850)	(164,454)
Stock option loans	(462)	(679)
Accumulated other comprehensive income (loss):
Foreign currency translation	168,406	142,691
Minimum pension liability	(67,036)	(67,036)
Unrealized investment gains	3,891	2,801
Unrealized losses on derivatives	(666)	(83)

	104,595	78,373

Total stockholders’ equity	1,150,090	1,060,601

Total liabilities and stockholders’ equity	$2,878,696	$2,708,846

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jan. 31, 2008	Jan. 31, 2007	Jan. 31, 2008	Jan. 31, 2007
		(As Restated)		(As Restated)
Net sales	$625,747	$544,930	$1,186,754	$1,044,218
Cost of sales	337,471	288,460	637,162	564,076

Gross profit	288,276	256,470	549,592	480,142

Selling, general and administrative expenses	178,845	168,203	349,832	325,578
Research and development	18,092	15,277	34,987	29,511
Restructuring and other charges/(gains), net	13,859	(3,648)	22,628	13,440
Interest expense, net	8,063	9,759	15,784	20,455

Earnings before income taxes	69,417	66,879	126,361	91,158
Provision for income taxes	21,429	22,532	42,271	30,810

Net earnings	$47,988	$44,347	$84,090	$60,348

Earnings per share:
Basic	$0.39	$0.36	$0.68	$0.49
Diluted	$0.39	$0.36	$0.68	$0.49

Dividends declared per share	$0.12	$0.12	$0.36	$0.23

Average shares outstanding:
Basic	123,372	123,185	123,256	122,988
Diluted	124,572	124,504	124,449	124,392
See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	Jan. 31, 2008	Jan. 31, 2007
Operating activities:
Net cash (used)/provided by operating activities	$(74,905)	$148,875

Investing activities:
Capital expenditures	(52,681)	(32,210)
Proceeds from sale of retirement benefit assets	11,666	14,864
Purchases of retirement benefit assets	(13,714)	(14,018)
Disposals of long lived assets	4,605	43,968
Acquisitions of businesses, net of disposals and cash acquired	—	(406)
Other	(2,741)	(2,252)

Net cash (used)/provided by investing activities	(52,865)	9,946

Financing activities:
Notes payable	21,538	(8,080)
Dividends paid	(29,425)	(26,885)
Net proceeds from stock plans	7,462	24,840
Purchase of treasury stock	—	(11,800)
Long-term borrowings	119,424	618
Repayments of long-term debt	(39,509)	(113,819)
Excess tax benefits from stock-based compensation arrangements	760	2,919

Net cash provided/(used) by financing activities	80,250	(132,207)

Cash flow for period	(47,520)	26,614
Cash and cash equivalents at beginning of year	443,036	317,657
Effect of exchange rate changes on cash and cash equivalents	14,749	1,415

Cash and cash equivalents at end of period	$410,265	$345,686

Supplemental disclosures:
Interest paid	$24,342	$18,242
Income taxes paid (net of refunds)	187,232	13,064
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
     The following tables present the effects of the adjustments made to the Company’s previously reported statements of earnings for the three and six months ended January 31, 2007 for the restatement of the Company’s provision for income taxes and interest expense, net.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended January 31, 2007
	As previously
	reported	Adjustments	As restated
Net sales	$544,930	$—	$544,930
Cost of sales	288,460	—	288,460

Gross profit	256,470	—	256,470

Selling, general and administrative expenses	168,203	—	168,203
Research and development	15,277	—	15,277
Restructuring and other charges/(gains), net	(3,648)	—	(3,648)
Interest expense, net	4,848	4,911	9,759

Earnings before income taxes	71,790	(4,911)	66,879
Provision for income taxes	15,987	6,545	22,532

Net earnings	$55,803	$(11,456)	$44,347

Earnings per share:
Basic	$0.45		$0.36
Diluted	$0.45		$0.36

Average shares outstanding:
Basic	123,185		123,185
Diluted	124,504		124,504

	Six Months Ended January 31, 2007
	As previously
	reported	Adjustments	As restated
Net sales	$1,044,218	$—	$1,044,218
Cost of sales	564,076	—	564,076

Gross profit	480,142	—	480,142

Selling, general and administrative expenses	325,578	—	325,578
Research and development	29,511	—	29,511
Restructuring and other charges, net	13,440	—	13,440
Interest expense, net	10,634	9,821	20,455

Earnings before income taxes	100,979	(9,821)	91,158
Provision for income taxes	20,742	10,068	30,810

Net earnings	$80,237	$(19,889)	$60,348

Earnings per share:
Basic	$0.65		$0.49
Diluted	$0.64		$0.49

Average shares outstanding:
Basic	122,988		122,988
Diluted	124,392		124,392

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
     In addition, consistent with the provisions of FIN No. 48, the Company reclassified $210,000 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in Income taxes payable—non-current in the condensed consolidated balance sheet.
     The Company and its subsidiaries are currently subject to examination by various taxing authorities. While it is possible that one or more of these examinations may be resolved within the next twelve months, the Company does not anticipate a significant impact to the unrecognized income tax benefits.
     The Company recognizes accrued interest expense related to unrecognized income tax benefits in interest expense and the balance at the end of a reporting period is recorded in accrued interest payable on the Company’s condensed consolidated balance sheet. Penalties are accrued as part of income tax expense and the unpaid balance at the end of a reporting period are recorded as part of the current or non-current reserve for uncertain income tax positions. At August 1, 2007, the Company had accrued $64,000 for the potential payment of interest and penalties. At January 31, 2008, the accrued balance for the potential payment of interest and penalties was $70,000.
     As of August 1, 2007, the Company is subject to U.S. federal and state and local income tax examinations for the fiscal tax years ended in 1996 through 2007, and to non-U.S. income tax examinations for the fiscal tax years ended in 2000 through 2007.
     The balance of the Company’s gross uncertain income tax positions at the end of the second quarter is $220,000.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 4 — BALANCE SHEET DETAILS
     The following tables provide details of selected balance sheet items:

	Jan. 31, 2008	July 31, 2007
Accounts receivable:
Billed	$523,967	$510,991
Unbilled	65,135	52,212

Total	589,102	563,203
Less: Allowances for doubtful accounts	(12,898)	(11,810)

	$576,204	$551,393

Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Jan. 31, 2008	July 31, 2007
Inventories:
Raw materials and components	$149,342	$136,248
Work-in-process	84,298	73,725
Finished goods	272,725	261,494

	$506,365	$471,467

	Jan. 31, 2008	July 31, 2007
Property, plant and equipment:
Property, plant and equipment	$1,434,992	$1,370,287
Less: Accumulated depreciation and amortization	(806,921)	(762,387)

	$628,071	$607,900

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
     The following table presents goodwill, net of accumulated amortization recorded prior to adopting SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), allocated by reportable segment, in accordance with SFAS No. 142.

	Jan. 31, 2008	July 31, 2007
Life Sciences	$71,375	$69,433
Industrial	192,278	190,772

	$263,653	$260,205

     The change in the carrying amount of goodwill is primarily attributable to changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.
     Intangible assets, net, consist of the following:

	Jan. 31, 2008
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$84,358	$40,767	$43,591
Trademarks	4,855	2,887	1,968
Other	5,061	1,870	3,191

	$94,274	$45,524	$48,750

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	July 31, 2007
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$82,561	$37,369	$45,192
Trademarks	4,818	2,671	2,147
Other	2,275	1,681	594

	$89,654	$41,721	$47,933

     Amortization expense for intangible assets for the three and six months ended January 31, 2008 was $1,988 and $4,093, respectively. Amortization expense for intangible assets for the three and six months ended January 31, 2007 was $2,041 and $4,063, respectively. Amortization expense is estimated to be approximately $3,614 for the remainder of fiscal year 2008, $7,046 in fiscal year 2009, $6,804 in fiscal year 2010, $6,591 in fiscal year 2011, $6,348 in fiscal year 2012 and $3,640 in fiscal year 2013.
NOTE 6 — TREASURY STOCK
     On October 14, 2004, the Company’s board of directors authorized the expenditure of up to $200,000 for the repurchase of shares of the Company’s common stock. On November 15, 2006, the board of directors authorized an additional expenditure of $250,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the six months ended January 31, 2008, the Company did not purchase shares in open-market transactions. At January 31, 2008, approximately $348,232 remained available to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.
     During the six months ended January 31, 2008, 326 shares were issued under the Company’s stock-based compensation plans. At January 31, 2008, the Company held 5,086 treasury shares.
NOTE 7 — CONTINGENCIES AND COMMITMENTS
     With respect to the matters described below under the headings Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or insurance recoveries have been reflected in the condensed consolidated financial statements as of January 31, 2008 as these amounts are not currently estimable.
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
Environmental Matters:
     The Company’s condensed consolidated balance sheet at January 31, 2008 includes liabilities for environmental matters of approximately $16,670, which relates primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 8 — RESTRUCTURING AND OTHER CHARGES/(GAINS), NET
     The following tables summarize the restructuring and other charges/(gains) (“ROTC”) recorded for the three and six months ended January 31, 2008 and January 31, 2007:
s

	Three Months Ended Jan. 31, 2008			Six Months Ended Jan. 31, 2008
		Other			Other
		Charges			Charges
	Restructuring	/(Gains)		Restructuring	/(Gains)
	(1)	(2)	Total	(1)	(2)	Total
Severance	$2,801	$—	$2,801	$7,657	$—	$7,657
Costs related to inquiry (2a)	—	9,900	9,900	—	13,666	13,666
Other exit costs	1,119	—	1,119	1,624	—	1,624
(Gain)/loss on disposal of assets	(188)	—	(188)	(158)	(484)	(642)
Environmental matters (2b)	—	317	317	—	600	600
Other	—	—	—	—	13	13

	3,732	10,217	13,949	9,123	13,795	22,918

Reversal of excess restructuring reserves	(90)	—	(90)	(290)	—	(290)

	$3,642	$10,217	$13,859	$8,833	$13,795	$22,628

Cash	$3,642	$10,217	$13,859	$8,803	$13,795	$22,598
Non-cash	—	—	—	30	—	30

	$3,642	$10,217	$13,859	$8,833	$13,795	$22,628

	Three Months Ended Jan. 31, 2007			Six Months Ended Jan. 31, 2007
		Other			Other
		Charges			Charges
	Restructuring	/(Gains)		Restructuring	/(Gains)
	(1)	(2)	Total	(1)	(2)	Total
Severance	$6,914	$—	$6,914	$14,725	$—	$14,725
Gain on sale and impairment of assets, net	(10,886)	—	(10,886)	(5,114)	—	(5,114)
Other exit costs	167	—	167	821	—	821
Environmental matters (2b)	—	217	217	—	2,561	2,561
Other	1,117	(188)	929	1,117	975	2,092

	(2,688)	29	(2,659)	11,549	3,536	15,085

Reversal of excess reserves	(989)	—	(989)	(1,645)	—	(1,645)

	$(3,677)	$29	$(3,648)	$9,904	$3,536	$13,440

Cash	$(1,154)	$29	$(1,125)	$6,655	$3,536	$10,191
Non-cash	(2,523)	—	(2,523)	3,249	—	3,249

	$(3,677)	$29	$(3,648)	$9,904	$3,536	$13,440

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
     Three and Six Months Ended January 31, 2008:
•	The Company continued its cost reduction initiatives, including its facilities rationalization, EuroPall and AmeriPall initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.
     The following table summarizes the activity related to restructuring liabilities that were recorded in the six months ended January 31, 2008 and in fiscal years 2007, 2006 and 2005:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2008
Original charge	$7,657	$1,624	$9,281
Utilized	(5,658)	(1,342)	(7,000)
Other changes (a)	111	—	111

Balance at Jan. 31, 2008	$2,110	$282	$2,392

2007
Original charge	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (a)	611	9	620

Balance at Jul. 31, 2007	16,548	757	17,305
Utilized	(7,788)	(376)	(8,164)
Reversal of excess reserves (b)	(49)	(59)	(108)
Other changes (a)	944	41	985

Balance at Jan. 31, 2008	$9,655	$363	$10,018

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191

Balance at July 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (b)	(1,385)	(40)	(1,425)
Other changes (a)	126	2	128

Balance at Jul. 31, 2007	2,325	6	2,331
Utilized	(1,104)	(1)	(1,105)
Reversal of excess reserves (b)	(18)	—	(18)
Other changes (a)	(4)	—	(4)

Balance at Jan. 31, 2008	$1,199	$5	$1,204

2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (b)	(1,905)	(96)	(2,001)
Other changes (a)	57	3	60

Balance at July 31, 2006	3,915	13	3,928
Utilized	(2,531)	—	(2,531)
Reversal of excess reserves (b)	(811)	(15)	(826)
Other changes (a)	31	2	33

Balance at Jul. 31, 2007	604	—	604
Utilized	(442)	—	(442)
Reversal of excess reserves (b)	(164)	—	(164)
Other changes (a)	2	—	2

Balance at Jan. 31, 2008	$—	$—	$—

(a)	Other changes primarily reflect translation impact.

(b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2005, 2006 and 2007.
(2) Other Charges/(Gains):
(a)	Costs related to inquiry:

In the three months and six months ended January 31, 2008, the Company recorded costs of $9,900 and $13,666, respectively, primarily comprised of legal and other professional fees related to the audit committee’s inquiry into the Company’s understatement of its U.S. federal income tax payments and its provision for income taxes. See Note 2, Audit Committee Inquiry and Restatement, for a description of this inquiry.

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

In the three month and six months ended January 31, 2008, the Company increased its previously established environmental reserves by $317 and $600, respectively, related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida.
NOTE 9 -INCOME TAXES
     The Company’s effective tax rate for the six months ended January 31, 2008 and January 31, 2007 was 33.5% and 33.8% (as restated), respectively. During the six months ended January 31, 2008, a discrete tax charge was recorded resulting from tax legislation enacted in Germany. The Company is required to revalue its deferred tax assets and liabilities to reflect newly enacted rates which were reduced by the new tax law from approximately 38% to approximately 28% resulting in a reduction of net deferred tax assets. The German tax rate change as well as other discrete net charges related to enacted law changes increased the tax rate for the six month period ended January 31, 2008 by approximately 1.7%. This increase was partially offset by reductions in the tax impact of intercompany transactions.
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
NOTE 10 — COMPONENTS OF NET PERIODIC PENSION COST
     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2008	2007	2008	2007	2008	2007
Service cost	$2,000	$1,952	$1,045	$905	$3,045	$2,857
Interest cost	2,893	2,760	4,809	4,079	7,702	6,839
Expected return on plan assets	(2,190)	(2,124)	(4,011)	(3,250)	(6,201)	(5,374)
Amortization of prior service cost	276	275	84	153	360	428
Amortization of net transition asset	—	(11)	—	—	—	(11)
Recognized actuarial loss	467	579	1,110	2,152	1,577	2,731
Loss due to curtailments and settlements	—	—	4	—	4	—

Net periodic benefit cost	$3,446	$3,431	$3,041	$4,039	$6,487	$7,470

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2008	2007	2008	2007	2008	2007
Service cost	$4,000	$3,904	$1,961	$1,802	$5,961	$5,706
Interest cost	5,786	5,520	9,513	8,027	15,299	13,547
Expected return on plan assets	(4,380)	(4,248)	(7,968)	(6,389)	(12,348)	(10,637)
Amortization of prior service cost	552	550	164	304	716	854
Amortization of net transition asset	—	(22)	—	—	—	(22)
Recognized actuarial loss	934	1,158	2,200	4,230	3,134	5,388
Loss due to curtailments and settlements	—	—	7	—	7	—

Net periodic benefit cost	$6,892	$6,862	$5,877	$7,974	$12,769	$14,836

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
     The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and six months ended January 31, 2008 and January 31, 2007 are reflected in the table below.

	Three Months Ended		Six Months Ended
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2008	2007	2008	2007
Stock options	$846	$935	$1,474	$2,408
Restricted stock units	2,155	1,809	3,626	2,824
ESPP	1,056	143	1,875	760
MSPP	598	891	1,118	1,302

Total	$4,655	$3,778	$8,093	$7,294

     The following table illustrates the income tax effects related to stock-based compensation.

	Three Months Ended		Six Months Ended
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2008	2007	2008	2007
Excess tax benefit in cash flows from financing activities	$206	$2,323	$760	$2,919
Tax benefit recognized related to total stock-based compensation expense	1,368	869	2,261	1,418
Actual tax benefit realized for tax deductions from option exercises of stock-based payment arrangements	630	3,587	1,927	4,375

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     A summary of option activity for all stock option plans during the six months ended January 31, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at August 1, 2007	2,829	$25.29
Granted	4	38.20
Exercised	(21)	19.91
Forfeited or Expired	(1)	28.15

Outstanding at October 31, 2007	2,811	$25.35	4.9	$42,615
Granted	30	39.07
Exercised	(1)	18.67
Forfeited or Expired	(22)	30.07

Outstanding at January 31, 2008	2,818	$25.46	4.6	$33,714

Expected to vest at January 31, 2008	796	$33.49	5.5	$4,245

Exercisable at January 31, 2008	1,998	$22.12	4.3	$29,346

     As of January 31, 2008, there was $5,764 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years. The total intrinsic value of options exercised during the three and six months ended January 31, 2008 was $19 and $412, respectively. The total intrinsic value of options exercised during the three and six months ended January 31, 2007 was $8,939 and $11,171, respectively.
     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. A total of 200 shares and 233 shares were issued under the ESPP during the semi-annual stock purchase periods ended October 31, 2007 and October 31, 2006, respectively. Shares for the current semi-annual stock purchase period will be purchased on April 30, 2008.
     The following weighted average assumptions were used in estimating the fair value of stock options and ESPP shares granted during the three and six months ended January 31, 2008 and January 31, 2007:

	Three Months Ended		Six Months Ended
	Jan. 31, 2008	Jan. 31, 2007	Jan. 31, 2008	Jan. 31, 2007
Stock Options
Weighted average fair value at grant date	$9.13	$8.86	$9.20	$8.84
Valuation assumptions:
Expected dividend yield	1.7%	1.9%	1.7%	1.9%
Expected volatility	25.5%	26.0%	25.5%	26.0%
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	3.2%	4.7%	3.3%	4.7%

ESPP
Weighted average fair value at grant date	$10.13	$6.89	$10.13	$6.89
Valuation assumptions:
Expected dividend yield	1.2%	1.6%	1.2%	1.6%
Expected volatility	37.1%	22.0%	37.1%	22.0%
Expected life (years)	1/2 year	1/2 year	1/2 year	1/2 year
Risk-free interest rate	4.0%	5.1%	4.0%	5.1%

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The fair value of the options and ESPP shares granted is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ service periods. The Company has placed exclusive reliance on historical volatility in its estimate of expected volatility. The Company used a sequential period of historical data equal to the expected term (or expected life) of the options and ESPP shares granted using a simple average calculation based upon the daily closing prices of the aforementioned period.
     The expected life (years) represents the period of time for which the options and ESPP shares granted are expected to be outstanding. This estimate was derived from historical share option exercise experience, which management believes provides the best estimate of the expected term.
     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over a four year period for matches made thereafter. Such restricted units aggregated 804 and 819 as of January 31, 2008 and January 31, 2007, respectively. As of January 31, 2008, there was $6,230 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 3.0 years.
     The following is a summary of MSPP activity during the three and six months ended January 31, 2008 and January 31, 2007:

	Three Months Ended		Six Months Ended
	Jan. 31, 2008	Jan. 31, 2007	Jan. 31, 2008	Jan. 31, 2007
Deferred compensation and cash contributions	$445	$1,112	$3,089	$2,967
Fair value of restricted stock units vested	$271	$147	$1,022	$155
Vested units distributed	50	73	140	74
     A summary of restricted stock unit activity, related to employees, for the 2005 Stock Plan during the six months ended January 31, 2008, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at August 1, 2007	718	$33.19
Granted	18	38.20
Vested	(1)	28.34
Forfeited	(2)	34.55

Nonvested at October 31, 2007	733	33.31
Granted	1	36.55
Vested	(2)	30.02
Forfeited	(17)	33.96

Nonvested at January 31, 2008	715	33.31

     As of January 31, 2008, there was $14,710 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 2.9 years.
     Non-employee directors of the Company were granted 18 annual award units of restricted stock during the three and six months ended January 31, 2008, with a weighted-average fair market value of $39.00 per share.
     The Company uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 12 — EARNINGS PER SHARE
     The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and units aggregating 662 and 404 shares were not included in the computation of diluted shares for the three months ended January 31, 2008 and January 31, 2007, respectively, because their effect would have been antidilutive. For the six months ended January 31, 2008 and January 31, 2007, 673 and 389 antidilutive shares, respectively, were excluded. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Six Months Ended
	Jan. 31, 2008	Jan. 31, 2007	Jan. 31, 2008	Jan. 31, 2007
Basic shares outstanding	123,372	123,185	123,256	122,988
Effect of stock plans	1,200	1,319	1,193	1,404

Diluted shares outstanding	124,572	124,504	124,449	124,392

NOTE 13 — COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	Jan. 31, 2008	Jan. 31, 2007	Jan. 31, 2008	Jan. 31, 2007
		(As Restated)		(As Restated)
Net earnings (a)	$47,988	$44,347	$84,090	$60,348

Unrealized translation adjustment (a)	(1,564)	4,572	21,812	7,244
Income taxes	1,464	—	3,903	168

Unrealized translation adjustment, net	(100)	4,572	25,715	7,412

Change in unrealized investment (losses) gains	(361)	309	1,680	2,101
Income taxes	130	(1,417)	(590)	(1,417)

Change in unrealized investment (losses) gains, net	(231)	(1,108)	1,090	684

Unrealized (losses) gains on derivatives	(317)	(93)	(870)	10
Income taxes	135	7	287	20

Unrealized (losses) gains on derivatives, net	(182)	(86)	(583)	30

Total comprehensive income	$47,475	$47,725	$110,312	$68,474

(a)	Net earnings and unrealized translation adjustment have been restated for the three and six months ended January 31, 2007 as more fully described in Note 2, Audit Committee Inquiry and Restatement.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     Unrealized investment gains on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended		Six Months Ended
	Jan. 31, 2008	Jan. 31, 2007	Jan. 31, 2008	Jan. 31, 2007
Unrealized (losses) gains arising during the period	$(361)	$267	$1,680	$1,782
Income taxes	130	(1,417)	(590)	(1,417)

Net unrealized (losses) gains arising during the period	(231)	(1,150)	1,090	365
Reclassification adjustment for losses included in net earnings	—	42	—	319

Change in unrealized investment (losses) gains, net	$(231)	$(1,108)	$1,090	$684

NOTE 14 — SEGMENT INFORMATION
     The Company’s reportable segments as identified in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which are also its operating segments, consist of the Company’s two vertically integrated businesses, Life Sciences and Industrial.
     The following table presents sales and operating profit by segment reconciled to earnings before income taxes, for the three and six months ended January 31, 2008 and January 31, 2007.

	Three Months Ended		Six Months Ended
	Jan. 31, 2008	Jan. 31, 2007	Jan. 31, 2008	Jan. 31, 2007
		(As Restated)		(As Restated)
SALES:
Life Sciences	$244,480	$211,935	$459,094	$404,937
Industrial	381,267	332,995	727,660	639,281

Total	$625,747	$544,930	$1,186,754	$1,044,218

OPERATING PROFIT:
Life Sciences	$48,153	$37,036	$87,936	$66,224
Industrial	55,443	48,373	100,520	81,662

Total operating profit	103,596	85,409	188,456	147,886
General corporate expenses	12,257	10,330	23,683	20,317

Earnings before ROTC, interest expense, net and income taxes (a)	91,339	75,079	164,773	127,569
ROTC (a)	13,859	(1,559)	22,628	15,956
Interest expense, net (b)	8,063	9,759	15,784	20,455

Earnings before income taxes (b)	$69,417	$66,879	$126,361	$91,158

(a)	Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales. For the three and six months ended January 31, 2007, such adjustments include incremental depreciation and other adjustments of $1,523 and $1,950, respectively, recorded in conjunction with the Company’s facilities rationalization initiative. Furthermore, such adjustments include a charge of $566 for the quarter and six months ended January 31, 2007 related to a one-time purchase accounting adjustment to record, at market value, inventory acquired from BioSepra. This resulted in a $2,431 increase in acquired inventories in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and a charge to cost of sales in the periods when the sale of a portion of the underlying inventory occurred. The adjustment is excluded from operating profit as management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
(b)	Interest expense, net and earnings before income taxes have been restated for the quarter and six months ended January 31, 2007 as more fully described in Note 2, Audit Committee Inquiry and Restatement.
NOTE 15 – FINANCIAL INSTRUMENTS
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
     On December 12, 2007, the cross currency interest rate swap was settled and the intercompany loan was repaid. The cross currency swap had a gain of $980 and the Japanese Yen intercompany loan had a foreign exchange loss of $820. Both of these positions were recorded in the statement of earnings during the three months ended January 31, 2008.

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
Results of Operations
Review of Consolidated Results
     Sales in the quarter increased 14.8% to $625,747 from $544,930 in the second quarter of fiscal year 2007. For the first six months, sales increased 13.7%, to $1,186,754. Exchange rates increased reported sales by $35,959 and $63,821 in the quarter and six months, respectively, primarily due to the weakening of the U.S. dollar against the Euro, the British Pound, the Yen and various other Asian currencies. In local currency (i.e., had exchange rates not changed year over year), sales increased 8.2% and 7.5% in the quarter and six months, respectively. Increased pricing driven by the Life Sciences segment contributed about 1% to overall sales growth in the quarter and six months.

     Life Sciences segment sales increased 9.3% and 7.7% (in local currency) in the quarter and six months, respectively, attributable to growth in the BioPharmaceuticals and Medical markets. Industrial segment sales increased 7.5% and 7.4% (in local currency) in the quarter and six months, respectively, driven by growth in the General Industrial and Aerospace and Transportation markets. Overall systems sales increased 40% and 34.2% in the quarter and six months, respectively, primarily attributable to strong sales in the BioPharmaceuticals and General Industrial markets. Company management expects overall sales in local currency to increase in the mid-single digit range for the full fiscal year 2008, with growth in Industrial slightly outpacing Life Sciences. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.
     Gross margin, as a percentage of sales, decreased 100 basis points in the quarter to 46.1% from 47.1% in the second quarter of fiscal year 2007. The decrease in gross margins was principally driven by a shift in product mix, to a higher percentage of systems sales (12.5% compared to 9.7% in the second quarter of fiscal year 2007), which are typically at lower margins than consumables as well as mix change to lower margin consumables. In addition, gross margins, as a percentage of sales, on Pall Industrial systems were approximately 4% lower due to a large number of low margin system sales recognized in the quarter. Incremental costs in Europe related to the facilities rationalization initiative also reduced gross margin in the quarter. Such incremental costs include validation costs incurred as manufacturing transfers to another Pall facility. These negative impacts were partly offset by improved pricing that contributed approximately 30 basis points in margin, savings generated from the Company’s facilities rationalization initiative and other manufacturing cost reduction and efficiency programs, the impact of improved profitability of systems sales, and product portfolio rationalization.
     For the first six months, gross margin, as a percentage of sales, increased 30 basis points to 46.3% from 46.0% in the same period of fiscal year 2007. The improvement in gross margins was principally driven by improved pricing that contributed approximately 40 basis points in margin, savings generated from the Company’s facilities rationalization initiative and other manufacturing cost reduction and efficiency programs. These factors were partly offset by the impact of a shift in product mix, to a higher percentage of systems sales (11.5% compared to 9.2% in the first six months of fiscal year 2007), mix change to lower margin consumables, decreased margins on certain Industrial systems sales and incremental costs in Europe related to the facilities rationalization initiative, as discussed above. Company management expects gross margin to be flat to slightly improved for the full fiscal year 2008 compared to fiscal year 2007.
     Selling, general and administrative (“SG&A”) expenses in the quarter increased by $10,642, or about 6% (approximately 1% in local currency). As a percentage of sales, SG&A expenses decreased to 28.6% from 30.9% in the second quarter of fiscal year 2007. SG&A expenses in the six months increased by $24,254, or about 7% (approximately 2% in local currency). As a percentage of sales, SG&A expenses in the six months decreased to 29.5% from 31.2% in the same period of fiscal year 2007. The decrease in SG&A as a percentage of sales in the quarter and six months reflects the leveraging of growth in sales, and the impact of cost reduction initiatives, including the initiative to optimize the Company’s European operations (“EuroPall”). In fiscal year 2007, the Company launched the equivalent of the EuroPall program in the Western Hemisphere (“AmeriPall”). This program is in the early implementation phase with the majority of the impact expected in fiscal year 2009 and beyond. For the full fiscal year 2008, Company management is expecting SG&A expenses, as a percentage of sales, to decrease approximately 100 basis points compared to fiscal year 2007.
     Research and development expenses of $18,092 increased about 18% from $15,277 in the second quarter of fiscal year 2007. Research and development expenses in the six months of $34,987 increased about 19% from $29,511 in the same period of fiscal year 2007. As a percentage of sales, research and development expenses were 2.9% in the quarter and six months compared with 2.8% in the same periods of fiscal year 2007. Company management expects research and development expenses for the full fiscal year to increase approximately 15% compared to fiscal year 2007.
     In the second quarter of fiscal year 2008, the Company recorded restructuring and other charges/(gains), net, (“ROTC”) of $13,859. ROTC in the quarter was primarily comprised of legal and other professional fees related to matters under inquiry by the audit committee, as more fully described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements. Additionally, ROTC includes severance liabilities and other exit costs related to the Company’s on-going cost reduction initiatives (including its facilities rationalization, EuroPall and AmeriPall initiatives) as well as an increase to a previously established environmental reserve. Such charges were partly offset by the reversal of excess restructuring reserves previously recorded in the consolidated statements of earnings in fiscal years 2005, 2006 and 2007. In the first six months of fiscal year 2008, the Company recorded ROTC of $22,628. ROTC in the six months was primarily comprised of legal and other professional fees related to matters under inquiry by the audit committee, as discussed above.

Additionally, ROTC in the six months includes severance liabilities and other exit costs related to the Company’s on-going cost reduction initiatives as well as an increase to a previously established environmental reserve. Such charges were partly offset by the reversal of excess restructuring reserves previously recorded in the consolidated statements of earnings in fiscal years 2005, 2006 and 2007.
     In the second quarter of fiscal year 2007, the Company recorded a net gain of $3,648 in ROTC primarily related to the Company’s on-going cost reduction initiatives (including its facilities rationalization and EuroPall initiatives). ROTC in the quarter was primarily comprised of a gain on the sale of the Company’s corporate headquarters and the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal years 2005 and 2006, partly offset by severance costs. In the first six months of fiscal year 2007, the Company recorded ROTC of $13,440 primarily related to the Company’s on-going cost reduction initiatives. The charges in the six months were primarily comprised of severance liabilities and an impairment charge recorded in the first quarter related to the planned disposal of a building and early retirement of certain long-lived assets. Additionally, the charges in the six months include an increase to previously established environmental reserves. Such charges were partly offset by the gain on the sale of the Company’s corporate headquarters and the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal years 2005 and 2006.
     The details of ROTC for the three and six months ended January 31, 2008 and January 31, 2007 can be found in Note 8, Restructuring and Other Charges/(Gains), Net, to the accompanying condensed consolidated financial statements.
     The following table summarizes the activity related to restructuring liabilities that were recorded in the six months ended January 31, 2008 and in fiscal years 2007, 2006 and 2005:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2008
Original charge	$7,657	$1,624	$9,281
Utilized	(5,658)	(1,342)	(7,000)
Other changes (a)	111	—	111

Balance at Jan. 31, 2008	$2,110	$282	$2,392

2007
Original charge	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (a)	611	9	620

Balance at Jul. 31, 2007	16,548	757	17,305
Utilized	(7,788)	(376)	(8,164)
Reversal of excess reserves (b)	(49)	(59)	(108)
Other changes (a)	944	41	985

Balance at Jan. 31, 2008	$9,655	$363	$10,018

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191

Balance at July 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (b)	(1,385)	(40)	(1,425)
Other changes (a)	126	2	128

Balance at Jul. 31, 2007	2,325	6	2,331
Utilized	(1,104)	(1)	(1,105)
Reversal of excess reserves (b)	(18)	—	(18)
Other changes (a)	(4)	—	(4)

Balance at Jan. 31, 2008	$1,199	$5	$1,204

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (b)	(1,905)	(96)	(2,001)
Other changes (a)	57	3	60

Balance at July 31, 2006	3,915	13	3,928
Utilized	(2,531)	—	(2,531)
Reversal of excess reserves (b)	(811)	(15)	(826)
Other changes (a)	31	2	33

Balance at Jul. 31, 2007	604	—	604
Utilized	(442)	—	(442)
Reversal of excess reserves (b)	(164)	—	(164)
Other changes (a)	2	—	2

Balance at Jan. 31, 2008	$—	$—	$—

(a)	Other changes primarily reflect translation impact.

(b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2005, 2006 and 2007.
     Earnings before interest and income taxes (“EBIT”) were $77,480 in the quarter compared to $76,638 in the second quarter of fiscal year 2007. As a percentage of sales, EBIT was 12.4% in the quarter compared to 14.1% in the same period of fiscal year 2007. The increase in EBIT dollars reflects the impact of sales growth, including increased pricing and an improvement in SG&A as a percentage of sales. These factors were largely offset by a decrease in gross margin, as a percentage of sales, and an increase in ROTC that was primarily related to the Company’s cost reduction initiatives and matters under audit committee inquiry. EBIT for the first six months were $142,145 compared to $111,613 in the same period of fiscal year 2007. As a percentage of sales, EBIT was 12.0% in the first six months compared to 10.7% in the same period of fiscal year 2007. The increase in EBIT dollars reflects the impact of sales growth, including increased pricing and an improvement in gross margin and SG&A as a percentage of sales. These factors were partly offset by an increase in ROTC that was primarily related to the Company’s cost reduction initiatives and audit committee inquiry.
     Net interest expense in the quarter decreased to $8,063 from $9,759 (as restated) in the first quarter of fiscal year 2007. The decline in net interest expense was principally attributable to a decrease in the amount of interest expense recorded in the second quarter and first six months of fiscal year 2008 compared to the same periods in fiscal year 2007, related to the tax matter as discussed further in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements. Company management expects net interest expense in fiscal year 2008 to increase compared to fiscal year 2007.
     In the second quarter of fiscal year 2008, the Company’s effective tax rate was 30.9% as compared to 33.7% (as restated) in the second quarter of fiscal year 2007. For the first six months of fiscal year 2008, the Company’s effective tax rate was 33.5% as compared to 33.8% (as restated) in the same period of fiscal year 2007. See Note 9, Income Taxes, to the accompanying condensed consolidated financial statements for further details on the components of the Company’s effective tax rate. The Company expects its effective tax rate to be approximately 33% for the full fiscal year 2008, inclusive of discrete items recognized in the six month period ended January 31, 2008. The actual effective tax rate may materially differ based on several factors including discrete items recognized in future periods. The Company’s effective tax rate may change year to year based on recurring factors such as the geographical mix of earnings in tax jurisdictions that have a broad range of enacted tax rates, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as nonrecurring factors.

     Net earnings in the quarter were $47,988, or 39 cents per share compared with net earnings of $44,347, or 36 cents per share (as restated) in the second quarter of fiscal year 2007. In summary, net earnings reflect the growth in EBIT, a decrease in net interest expense and a decrease in the effective tax rate. Net earnings in the first six months were $84,090, or 68 cents per share, compared with net earnings of $60,348, or 49 cents per share (as restated) in the same period of fiscal year 2007. In summary, the increase in net earnings in the first six months reflects the increase in EBIT, a decrease in net interest expense and a decrease in the effective tax rate. Company management estimates that foreign currency translation increased net earnings by approximately 2 cents per share in the quarter and 4 cents per share in the six months.
Review of Operating Segments
     Presented below is a summary of sales and operating profit by segment reconciled to earnings before income taxes, for the three and six months ended January 31, 2008 and January 31, 2007:

Three Months Ended	Jan. 31, 2008	% Margin	Jan. 31, 2007	% Margin	% Change
	(As Restated)
SALES:
Life Sciences	$244,480		$211,935		15.4
Industrial	381,267		332,995		14.5

Total	$625,747		$544,930		14.8

OPERATING PROFIT:
Life Sciences	$48,153	19.7	$37,036	17.5	30.0
Industrial	55,443	14.5	48,373	14.5	14.6

Total operating profit	103,596	16.6	85,409	15.7	21.2
General corporate expenses	12,257		10,330		18.7

Earnings before ROTC, interest expense, net and income taxes	91,339	14.6	75,079	13.8	21.7
ROTC (a)	13,859		(1,559)
Interest expense, net (b)	8,063		9,759

Earnings before income taxes (b)	$69,417		$66,879

Six Months Ended	Jan. 31, 2008	% Margin	Jan. 31, 2007	% Margin	% Change
	(As Restated)
SALES:
Life Sciences	$459,094		$404,937		13.4
Industrial	727,660		639,281		13.8

Total	$1,186,754		$1,044,218		13.7

OPERATING PROFIT:
Life Sciences	$87,936	19.2	$66,224	16.4	32.8
Industrial	100,520	13.8	81,662	12.8	23.1

Total operating profit	188,456	15.9	147,886	14.2	27.4
General corporate expenses	23,683		20,317		16.6

Earnings before ROTC, interest expense, net and income taxes	164,773	13.9	127,569	12.2	29.2
ROTC (a)	22,628		15,956
Interest expense, net (b)	15,784		20,455

Earnings before income taxes (b)	$126,361		$91,158

(a)	Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales. For the three and six months ended January 31, 2007, such adjustments include incremental depreciation and other adjustments of $1,523 and $1,950, respectively, recorded in conjunction with the Company’s facilities rationalization initiative. Furthermore, such adjustments include a charge of $566 for the quarter and six months ended January 31, 2007 related to a one-time purchase accounting adjustment to record, at market value, inventory acquired from BioSepra. This resulted in a $2,431 increase in acquired inventories in accordance with SFAS No. 141, Business Combinations, (“SFAS No. 141”) and a charge to cost of sales in the periods when the sale of a portion of the underlying inventory occurred. The adjustment is excluded from operating profit as management considers it non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold.

(b)	Interest expense, net and Earnings before income taxes have been restated for the quarter and six months ended January 31, 2007, as more fully described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements.
     Life Sciences:
     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the three and six months ended January 31, 2008 and January 31, 2007:

Three Months Ended	Jan. 31, 2008	% of Sales	Jan. 31, 2007	% of Sales
Sales	$244,480		$211,935
Cost of sales	123,137	50.4	105,921	50.0

Gross margin	121,343	49.6	106,014	50.0
SG&A	62,982	25.8	61,136	28.8
Research and development	10,208	4.2	7,842	3.7

Operating profit	$48,153	19.7	$37,036	17.5

Six Months Ended	Jan. 31, 2008	% of Sales	Jan. 31, 2007	% of Sales
Sales	$459,094		$404,937
Cost of sales	226,603	49.4	203,697	50.3

Gross margin	232,491	50.6	201,240	49.7
SG&A	124,729	27.2	119,528	29.5
Research and development	19,826	4.3	15,488	3.8

Operating profit	$87,936	19.2	$66,224	16.4

     The tables below present sales by market and geography within the Life Sciences segment for the three and six months ended January 31, 2008 and January 31, 2007, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
Three Months Ended	Jan. 31, 2008	Jan. 31, 2007	Change	Impact	Currency
By Market
Medical	$125,277	$119,605	4.7	$4,742	0.8
BioPharmaceuticals	119,203	92,330	29.1	7,995	20.4

Total Life Sciences	$244,480	$211,935	15.4	$12,737	9.3

By Geography
Western Hemisphere	$95,897	$89,441	7.2	$465	6.7
Europe	117,471	95,249	23.3	10,162	12.7
Asia	31,112	27,245	14.2	2,110	6.5

Total Life Sciences	$244,480	$211,935	15.4	$12,737	9.3

					%
				Exchange	Change in
			%	Rate	Local
Six Months Ended	Jan. 31, 2008	Jan. 31, 2007	Change	Impact	Currency
By Market
Medical	$235,449	$223,117	5.5	$8,695	1.6
BioPharmaceuticals	223,645	181,820	23.0	14,175	15.2

Total Life Sciences	$459,094	$404,937	13.4	$22,870	7.7

By Geography
Western Hemisphere	$182,899	$173,637	5.3	$758	4.9
Europe	218,493	179,921	21.4	18,626	11.1
Asia	57,702	51,379	12.3	3,486	5.5

Total Life Sciences	$459,094	$404,937	13.4	$22,870	7.7

     Life Sciences segment sales increased 9.3% in the quarter compared to the second quarter of fiscal year 2007. Overall, increased pricing in the Medical and BioPharmaceuticals markets contributed about 1.5% to sales growth in the quarter, and as such, the overall volume increase was about 7.8%. For the first six months, Life Sciences segment sales increased 7.7% compared to the same period in fiscal year 2007. Overall, increased pricing, in the Medical and BioPharmaceuticals markets contributed about 1.6% to sales growth in the first six months and, as such, the overall volume increase was about 6.1%. Life Sciences represented about 39% of total sales in the quarter and six months on par with the same periods of fiscal year 2007. Company management expects overall Life Sciences sales to increase about 4% for the full fiscal year 2008 compared to fiscal year 2007.
     Within Life Sciences, Medical sales, which represented approximately one-half of Life Sciences sales were flat driven by flat sales in Blood Filtration, the largest market served by Medical, as well as slightly down sales in the BioSciences market. A 10.3% increase in Hospital sales mitigated this impact. The growth in Hospital sales reflects increased Aquasafe sales in the Western Hemisphere, new tender awards in Europe and strong breathing filter sales in the Western Hemisphere and Asia. The decrease in the Blood Filtration market reflects decreases in Europe, related to lost or uncontested tenders and reduced blood draws primarily in the United Kingdom. Japan, which also has significantly reduced its blood draws, is also in transition from bedside filtration to blood centers. At this point, the decrease in the Company’s sales to hospitals more than offsets increases in sales to blood centers. The Company is in the process of qualifying more of its blood filter models with blood centers. These negative impacts in Europe and Asia were partly offset by growth in the Western Hemisphere related to increased sales in Canada. Sales to Canada are expected to reduce for the second half of fiscal year 2008 with the expected expiration of a contract to one of the major blood centers. The decline in the BioSciences market was primarily driven by a decline in laboratory sales (in Europe and Asia) related to timing of shipments.
     For the first six months, Medical sales increased 1.6% reflecting a slight increase in the Blood Filtration, the largest market served by Medical and growth of 8.1% in the Hospital market. Sales in the BioSciences market were down slightly (-0.4%). The growth in Hospital sales reflects the same trend evident in the quarter. The decrease in the Blood Filtration market reflects decreases in Europe and Asia as discussed above. These negative impacts were partly offset by growth in the Western Hemisphere related to increased sales in Canada, strong volume growth to U.S. independent blood centers as a result of expanding Acrodose and related in-line systems sales, increased sales in Latin America and the impact of an increase in pricing compared with the same period of fiscal year 2007. The decline in the BioSciences market was primarily driven by a decline in laboratory sales (in Europe and the Western Hemisphere) related to timing of shipments. Company management expects overall Medical sales to be down slightly for the full fiscal year 2008 compared to fiscal year 2007.

     BioPharmaceuticals sales increased 20.4% driven by growth in systems sales of over 200% accompanied by growth in sales of consumables of 8.6%. By geography, growth in this market was led by Europe (+26.6%), which is the Company’s largest geographic market in BioPharmaceuticals, accompanied by increases in the Western Hemisphere (+12.2%) and Asia (+12.6%). The growth in systems sales in the quarter reflects investment by the biotechnology sector in all geographies. The growth in consumables was attributable to double-digit sales growth in Europe as a result of Biotechnology manufacturing transfers from the United States and the impact of new plants coming on stream. A near double-digit decrease in consumables sales in the Western Hemisphere partly offset the above. This reduction was caused by sales downturns and inventory reduction programs in a number of large U.S. biotechnology customers. Consumables sales were up modestly in Asia (low single-digits), although, growth has been hampered by ongoing supply and contamination issues related to donated blood for plasma derivatives production in China. For the first six months, BioPharmaceuticals sales increased 15.2%, as systems sales more than doubled compared to the same period in fiscal year 2007, and consumables sales grew 7.4%. By geography, growth in this market was led by Europe (+22.3%), accompanied by increases in the Western Hemisphere (+5.1%) and Asia (+7.8%) as well. The growth in the six month period reflects the same trends evident in the quarter. Overall, key products driving growth are the Company’s virus removal filters for biotechnology and plasma derived therapeutics, and its increasing portfolio of single-use processing technologies including the Kleenpak connector. Company management expects these broad trends to continue through the remainder of the year, with Europe strong and the Western Hemisphere weaker due to customer specific slowdowns, although beginning to improve later this year. Company management continued to see strong investment in the Western Hemisphere and Europe in systems and new manufacturing facilities and is continuing to see signs of large biotechnology manufacturing moving into Asia. These factors provides strong evidence that the medium term prospects for the Company’s wider consumables business is also good as these new plants come on stream. For the full fiscal year 2008, Company management expects double-digit sales growth in the BioPharmaceuticals market compared to fiscal year 2007.
     Life Sciences gross margins decreased 40 basis points to 49.6% from 50% in the second quarter of fiscal year 2007. The decrease in gross margins was principally driven by a shift in product mix, to a higher percentage of systems sales (7.3% compared to 2.6% in the second quarter of fiscal year 2007), which are typically at lower margins than consumables, partly offset by improved pricing that contributed approximately 70 basis points in margin and savings generated from cost reduction initiatives. For the first six months, Life Sciences gross margins increased 90 basis points to 50.6% from 49.7% in the same period of fiscal year 2007. The improvement in gross margins was principally driven by improved pricing that contributed approximately 70 basis points in margin and savings generated from cost reduction initiatives. These factors were partly offset by a shift in product mix, to a higher percentage of systems sales (6.4% compared to 3.1% in the same period of fiscal year 2007).
     SG&A expenses increased by $1,846, or 3% (a decrease of approximately 3% in local currency), compared to the second quarter of fiscal year 2007. For the first six months, SG&A expenses increased by $5,201, or about 4% (a decrease of approximately 1% in local currency). SG&A expenses as a percentage of sales in the quarter decreased to 25.8% from 28.8% in the second quarter of fiscal year 2007. For the first six months, SG&A expenses as a percentage of sales decreased to 27.2% from 29.5%. The decrease in SG&A as a percentage of sales reflects the impact of the Company’s cost reduction initiatives and the leveraging of growth in sales.
     R&D expenses were up about 30% in the quarter (approximately 29% in local currency); coming in at $10,208 compared to $7,842 in the second quarter of fiscal year 2007. For the first six months, R&D expenses increased 28% (approximately 26% in local currency). As a percentage of sales, R&D expenses were 4.2% and 4.3% in the quarter and six months, respectively, compared to 3.7% and 3.8% in the same periods of fiscal year 2007. Increased spending reflects investments in prion, cell harvesting and blood projects.
     As a result of the above factors, operating profit dollars in the quarter increased 30% to $48,153 and operating margin improved to 19.7% from 17.5% in the second quarter of fiscal year 2007. For the first six months, operating profit dollars increased about 33% to $87,936 and operating margin improved to 19.2% from 16.4% in the same period of fiscal year 2007.

     Industrial:
     Presented below are Summary Statements of Operating Profit for the Industrial segment for the three and six months ended January 31, 2008 and January 31, 2007:

Three Months Ended	Jan. 31, 2008	% of Sales	Jan. 31, 2007	% of Sales
Sales	$381,267		$332,995
Cost of sales	214,334	56.2	180,450	54.2

Gross margin	166,933	43.8	152,545	45.8
SG&A	103,606	27.2	96,737	29.1
Research and development	7,884	2.1	7,435	2.2

Operating profit	$55,443	14.5	$48,373	14.5

Six Months Ended	Jan. 31, 2008	% of Sales	Jan. 31, 2007	% of Sales
Sales	$727,660		$639,281
Cost of sales	410,559	56.4	357,863	56.0

Gross margin	317,101	43.6	281,418	44.0
SG&A	201,420	27.7	185,733	29.1
Research and development	15,161	2.1	14,023	2.2

Operating profit	$100,520	13.8	$81,662	12.8

     The tables below present sales by market and geography within the Industrial segment for the three and six months ended January 31, 2008 and January 31, 2007, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
Three Months Ended	Jan. 31, 2008	Jan. 31, 2007	Change	Impact	Currency
By Market
General Industrial	$232,005	$196,975	17.8	$16,583	9.4
Aerospace and Transportation	71,013	60,735	16.9	3,159	11.7
Microelectronics	78,249	75,285	3.9	3,480	(0.7)

Total Industrial	$381,267	$332,995	14.5	$23,222	7.5

By Geography
Western Hemisphere	$98,976	$96,949	2.1	$964	1.1
Europe	149,309	131,687	13.4	13,792	2.9
Asia	132,982	104,359	27.4	8,466	19.3

Total Industrial	$381,267	$332,995	14.5	$23,222	7.5

					%
				Exchange	Change in
			%	Rate	Local
Six Months Ended	Jan. 31, 2008	Jan. 31, 2007	Change	Impact	Currency
By Market
General Industrial	$440,694	$372,048	18.5	$29,193	10.6
Aerospace and Transportation	137,272	121,067	13.4	6,196	8.3
Microelectronics	149,694	146,166	2.4	5,562	(1.4)

Total Industrial	$727,660	$639,281	13.8	$40,951	7.4

By Geography
Western Hemisphere	$195,909	$185,915	5.4	$1,746	4.4
Europe	281,768	251,120	12.2	25,682	2.0
Asia	249,983	202,246	23.6	13,523	16.9

Total Industrial	$727,660	$639,281	13.8	$40,951	7.4

     Industrial segment sales grew 7.5% in the quarter and 7.4% in the first six months, driven by growth in the General Industrial and Aerospace and Transportation markets. Overall, pricing was flat in the quarter, however, for the first six months, improved pricing (achieved in the General Industrial market) contributed about 0.5% to the overall sales growth in the period. Industrial systems sales increased 20.4% and 21.2% in the quarter and first six months, respectively. The Company’s Total Fluid Managementsm approach presents many opportunities for growth in this regard. While several markets contributed to the growth in systems sales, the Municipal Water market was the most significant growth driver. Industrial consumables sales grew 5.7% in the quarter and 5.3% in the first six months, primarily driven by the energy and industrial manufacturing markets. Industrial represented approximately 61% of total sales in the quarter and first six months, on par with the same periods in fiscal year 2007. Company management expects overall Industrial sales to increase about 6% for the full fiscal year 2008 compared to fiscal year 2007.
     Within the Industrial segment, General Industrial market sales, which account for a little over 60% of the Industrial segment, were up 9.4% and 10.6% in the quarter and first six months, respectively, with all markets contributing to this gain.
     Municipal Water sales, which comprise approximately 12% of General Industrial sales (and are primarily comprised of systems), increased 17.7% compared to the second quarter of fiscal year 2007, generated by growth in Asia, where sales increased over 300%. Sales in Europe were up modestly (+3.3%), while the Western Hemisphere was down about 10% due to lumpiness of projects. For the first six months, Municipal Water sales increased 42.5% compared to the same period in fiscal year 2007, generated by double-digit growth in all geographies. Growth in the Western Hemisphere for the first six months was primarily fueled by surface water treatment projects driven by government regulations. In Europe, key growth drivers in the quarter and six months include surface water treatment in the United Kingdom and various other countries, and sales of leachate systems in Eastern Europe. In Asia, the drought in Australia is a key growth driver and the sales growth in the quarter and first six months reflect a large wastewater recycle project in Australia. Overall, backlog in this market is up about 39%.
     Sales in the energy-related marketplace increased 7.9% in the quarter reflecting growth in consumables in all geographies partly offset by a decline in systems sales. The decrease in systems sales reflects declines in Europe and the Western Hemisphere due to tough comparables to last year. Strong growth in Asia primarily related to a large water system project for an energy customer partly offset the above. For the first six months, sales in the energy-related marketplace increased 6.1% reflecting growth in consumables in all geographies partly offset by a decline in systems sales. The decrease in systems sales reflects a decline in Europe due to tough comparables to last year, partly offset by strong growth in Asia. Market opportunities and growth drivers include alternative energy, including wind and coal gasification. Overall, backlog in this market is up about 6%. While modest sales growth is expected for the full fiscal year 2008 due to tough comparables versus fiscal year 2007, orders are expected to be strong in the second half of the year, particularly in the fuels and chemicals marketplace, boding well for fiscal year 2009.

     Food and Beverage sales were up 1.4% in the quarter reflecting double-digit growth in systems sales (contributed by Europe) partly offset by a slight decline in consumables (in Europe and Asia). For the first six months, Food and Beverage sales were up 2.9% reflecting mid-single digit growth in systems sales (contributed by Europe) and low single-digit growth in consumables (all geographies contributing). Sales in Europe, the Company’s largest Food & Beverage market, were up in the high single digit range in both the quarter and first six months. Key growth drivers in Europe include sales of OenoFlow to the wine market, Aria systems for process water and expanding sales to the beer market. In the Western Hemisphere, sales increased in the quarter; however, they were down in the six months (mid single-digit range). In Asia, sales were down in both periods due to a delay in a large project to the second half of the year. Backlog in this market is up about 74% compared to the same period last year.
     Sales in the Industrial Manufacturing market increased 17.3% in the quarter, generated by double-digit growth in Europe and Asia. Sales in the Western Hemisphere were down (mid single-digit range). For the first six months, sales in the Industrial Manufacturing market increased 15% generated by growth in all geographies. Demand in the mining and automotive sectors were key growth drivers in this market in the quarter and first six months.
     Company management is expecting high-single digit growth in General Industrial for the full fiscal year 2008, with the largest growth expected in the Municipal Water and Industrial Manufacturing markets.
     Aerospace and Transportation sales increased 11.7% driven by double-digit growth in the Military market supplemented by single-digit growth in both the Commercial and Transportation markets. The growth in Military sales was primarily driven by strong growth in Asia, where sales more than doubled related to a large systems project in Australia as well as increased consumables sales. The growth in Asia was accompanied by a double-digit increase in Military sales in the Western Hemisphere related to the CH-47 helicopter, while Europe was up modestly. The growth in the Commercial portion of this market primarily reflects strong after-market sales in the Western Hemisphere, while the increase in the Transportation market reflects growth in powertrain sales. For the first six months, Aerospace and Transportation sales increased 8.3% with all markets, Military, Commercial and Transportation contributing to this gain. The growth in Military sales (+6.9%) was primarily driven by strong growth in Asia, where sales more than doubled reflecting the factors discussed above. Military sales were down in the six months in the Western Hemisphere (-6.9%) and Europe (-8.2%). The growth in Commercial sales (+10.5%) reflects increased original equipment manufacturer sales (“OEM”) generated by an increase in airframe build rates, combined with strong after-market sales. The increase in the Transportation market (+7.4%) reflects growth in powertrain sales. Company management is expecting high-single digit growth in the Aerospace and Transportation market for the full fiscal year 2008.
     Microelectronics sales decreased 0.7% as modest growth in Asia (+1%) was offset by decreases in the Western Hemisphere (-4.8%) and Europe (-3.1%). For the first six months, Microelectronics sales decreased 1.4% as growth in Asia (+2.9%) and Europe (+0.5%) was offset by a decrease in the Western Hemisphere (-15.6%). Overall, the sales decrease in the quarter and first six months reflects tough comparables against the strong growth achieved in the same periods last year and the current cyclical downturn in the market. These factors were partly mitigated by sales growth in the thin film rigid disc and inkjet markets in Asia. Based upon various market indicators, Company management is expecting low single-digit growth overall for the full fiscal year 2008.
     Industrial gross margins in the quarter decreased 200 basis points to 43.8% from 45.8% in the second quarter of fiscal year 2007. The decrease in gross margins reflects the impact of a shift in product mix quarter over quarter, to a higher percentage of systems sales (15.9% compared to 14.2% in the second quarter of fiscal year 2007), which are typically at lower margins than consumables. Furthermore, gross margins, as a percentage of sales, on Pall Industrial systems were approximately 4% lower due to large number of low margin system sales recognized in the quarter. Gross margins were also negatively impacted by a shift in market mix, as Microelectronics market sales, whose products are typically sold at higher gross margins, declined as a percentage of total Industrial sales. In addition, gross margins reflect incremental costs in Europe related to the facilities rationalization initiative. These factors were partly offset by the impact of the Company’s facilities rationalization initiative and other manufacturing cost reduction and efficiency programs, the impact of improved profitability of certain systems sales, and product portfolio rationalization. For the first six months, Industrial gross margins decreased 40 basis points to 43.6% from 44.0% in the same period of fiscal year 2007. The decrease in gross margins reflects the impact of a shift in product mix (systems sales were 14.8% of total compared to 13.1% in the same period of fiscal year 2007), and market mix, the impact of a large number of low margin system sales recorded in the second quarter and incremental costs in Europe related to the facilities rationalization initiative, as discussed above, partially offset by the impact of improved profitability of certain systems sales, and product portfolio rationalization, the impact of the Company’s manufacturing cost reduction programs and improved pricing that contributed almost 20 basis points in margin.

     SG&A expenses increased by $6,869, or about 7% (approximately 1% in local currency), compared to the second quarter of fiscal year 2007. For the first six months, SG&A expenses increased by $15,687, or about 8% (approximately 3% in local currency). SG&A expenses in the quarter improved to 27.2% as a percentage of sales from 29.1% in the second quarter of fiscal year 2007. For the first six months, SG&A expenses improved to 27.7% as a percentage of sales from 29.1% in the same period last year. The improvement in SG&A as a percentage of sales reflects the impact of cost reduction programs, particularly EuroPall and the leveraging of growth in sales.
     R&D expenses were up 6% (approximately 3% in local currency), in the quarter; coming in at $7,884 compared to $7,435 in the second quarter of fiscal year 2007. For the first six months, R&D expenses increased approximately 8% (approximately 5% in local currency). As a percentage of sales, R&D expenses were 2.1% in the quarter and six months compared to 2.2% in the same periods of fiscal year 2007. Increased spending reflects investments in new technologies supporting specific initiatives principally in the Microelectronics market.
     As a result of the above factors, operating profit dollars in the quarter increased about 15% to $55,443 and operating margin was 14.5% on par with the second quarter of fiscal year 2007. For the first six months, operating profit dollars increased about 23% to $100,520 and operating margin improved to 13.8% from 12.8% in the same period of fiscal year 2007.
     Corporate:
     Corporate expenses increased by $1,927, or about 19% to $12,257 from $10,330 in the second quarter of fiscal year 2007. For the first six months of fiscal year 2008, Corporate expenses increased $3,366, or about 17% to $23,683 from $20,317 in the same period of fiscal year 2007. The increase in Corporate expenses in the quarter and first six months primarily reflects the addition of tax and treasury function personnel and increased professional fees related to tax and audit services.
Liquidity and Capital Resources
     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $694,500, a turnover ratio of 4.8 at January 31, 2008 as compared with $372,400, a turnover ratio of 5.9 at July 31, 2007. Non-cash working capital at January 31, 2007 was $369,900, a turnover ratio of 5.3. Accounts receivable days sales outstanding (“DSO”) was 83 days in the second quarter of fiscal year 2008 as compared to 78 days in the second quarter of fiscal year 2007. Inventory turns for the four quarters ended January 31, 2008 were 2.6 as compared to 2.7 for the four quarters ended January 31, 2007.
     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at January 31, 2008 to those at July 31, 2007, the Euro and the Yen have strengthened against the U.S. dollar, while the British Pound has weakened. The effect of foreign exchange increased non-cash working capital by $24,835, including net inventory, net accounts receivable and other current assets by $11,397, $26,041 and $3,398, respectively, as compared to July 31, 2007. Additionally, foreign exchange increased accounts payable and other current liabilities by $14,975 and income tax payable by $1,026.
     Net cash used by operating activities in the first six months of fiscal year 2008 was $74,905 as compared to net cash provided by operating activities of $148,875 in the same period of fiscal year 2007, a decrease of $223,780. The decrease in cash flow reflects a tax payment of $135,000 to the IRS as well as changes in working capital items, particularly accounts receivable, accounts payable and accrued liabilities, partly offset by the impact of increased net earnings.
     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $(127,586) in the first six months of fiscal year 2008, as compared with $116,665 in the first six months of fiscal year 2007. The decrease in free cash flow reflects the decrease in cash provided by operating activities as discussed and a higher level of capital expenditures. Company management believes this measure is important because it is a key element of its planning. The Company utilizes free cash flow, which is a non-GAAP measure, as one way to measure its current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	Six Months Ended	Six Months Ended
	Jan. 31, 2008	Jan. 31, 2007
Net cash provided by operating activities	$(74,905)	$148,875
Less capital expenditures	52,681	32,210

Free cash flow	$(127,586)	$116,665

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 23.2% at January 31, 2008 as compared to 15.2% at July 31, 2007. Net debt increased by approximately $156,900 compared with July 31, 2007 primarily comprised of a decrease in cash and cash equivalents of $47,800 and an increase in gross debt of $110,800 reflecting the $135,000 deposit with the IRS in September 2007. The impact of foreign exchange rates decreased net debt by about $1,700.
     As a result of the audit committee inquiry (refer to Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements), the Company failed to comply with certain representations, warranties and covenants in its debt agreements, including its inability to timely file its periodic reports with the SEC. The Company entered into amendments and/or waivers of those agreements. Under the terms of those amendments and waivers, the Company was obligated to return to compliance with its reporting obligations under the federal securities laws by March 31, 2008. As of the date hereof, the Company is in compliance with its covenants under the foregoing agreements, as amended by such instruments. Such matters did not affect the Company’s compliance with the financial covenants, contained in its five-year revolving credit facility with a syndicate of financial institutions and its Yen 9 billion loan, which provide that the Company may not have a consolidated net interest coverage ratio based upon trailing four quarter results that is less than 3.50 to 1.00, nor a consolidated leverage ratio based upon trailing four quarter results that is greater than 3.50 to 1.00. The Company is in compliance with these financial covenants.
     The Company utilizes cash flow generated from operations and its revolving credit facility to meet its short-term liquidity needs. Company management considers its existing lines of credit, along with the cash typically generated from operations, to be sufficient to meet its short-term liquidity needs.
     Capital expenditures were $52,681 in the first six months of fiscal year 2008 ($29,095 expended in the current quarter). Capital expenditures reflect spending on the expansion of existing plants in Puerto Rico, the United States and Europe related to the facilities rationalization initiative. Depreciation expense was $21,006 and $41,699 in the quarter and six months, respectively. Amortization expense was $2,072 and $4,256 in the quarter and six months, respectively. For the full fiscal year 2008, capital expenditures are expected to be no more than $130,000. Depreciation and amortization expense are expected to total approximately $95,000.
     On October 14, 2004, the Company’s board of directors authorized the expenditure of up to $200,000 for the repurchase of shares of the Company’s common stock. On November 15, 2006, the board of directors authorized an additional expenditure of $250,000 to repurchase shares. At July 31, 2007 there was $348,232 available to be expended under these authorizations. The Company repurchased stock of $11,800 in the first six months of fiscal year 2007 and $61,795 for the full fiscal year ended July 31, 2007. In the first six months of fiscal year 2008, the Company did not repurchase stock and as such there was $348,232 remaining at January 31, 2008 under the current stock repurchase programs. Net proceeds from stock plans were $7,462 in the six months.
     The Company increased its quarterly dividend by 9%, from 11 to 12 cents per share, effective with the dividend declared on January 11, 2007. In the first six months of fiscal year 2008, the Company paid dividends of $29,425, an increase of approximately 9% compared to the first six months of fiscal year 2007. The Company increased its quarterly dividend from 12 to 13 cents per share, effective with the dividend declared on March 12, 2008.
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
ITEM 4. CONTROLS AND PROCEDURES.
     There was no change in the Company’s internal control over financial reporting during the second quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     As discussed in its Form 10-Q for the quarter ended October 31, 2007, the Company implemented the additional controls and procedures listed below during the quarter ended October 31, 2007. As of the date of this report, the Company has implemented:
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

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective. The Company believes that the actions it has taken to date, including the implementation and testing of the additional controls and procedures outlined above, have remediated, as of January 31, 2008, its material weakness in internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
(In thousands)
     As previously disclosed in the 2007 Form 10-K, the Company is subject to various regulatory proceedings and litigation relating to various environmental matters and to the tax matters described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements. The information provided below updates and should be read in conjunction with the discussion of these proceedings in Part I — Item 3 — Legal Proceedings in the 2007 Form 10-K. Reference is also made to Note 7, Contingencies and Commitments, to the accompanying condensed consolidated financial statements.
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
Environmental Matters
     The Company’s condensed consolidated balance sheet at January 31, 2008 contains a reserve for environmental liabilities of approximately $16,670, which relates primarily to the items discussed below. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.
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
ITEM 1A. RISK FACTORS.
     There is no material change in the risk factors reported in Item 1A of the 2007 Form 10-K. This report contains certain forward-looking statements which reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These statements are subject to risks and uncertainties, which could cause actual results to differ materially. For a description of these risks see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Risk Factors”.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On December 4, 2007, the Company issued 100 shares and 870 shares of common stock upon the exercise of stock options granted under the 2005 Stock Compensation Plan and the 1998 Employee Stock Option Plan, respectively, by two employees. The stock options had exercise prices of $25.85 and $17.84, respectively. The Company intends to use the proceeds for general corporate purposes. These transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
ITEM 6. EXHIBITS.
          See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation
March 28, 2008	/s/ LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer and Treasurer

/s/ FRANCIS MOSCHELLA
Francis Moschella
Vice President - Corporate Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	By-Laws of the Registrant as amended effective January 17, 2008, filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on January 18, 2008.

10*	Second Amendment and Waiver, dated as of December 7, 2007 to the Five-Year Credit Agreement, dated as of June 21, 2006, among Pall Corporation, the subsidiaries of the Company named on the signature pages thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as facility agent for the Lenders, and J.P. Morgan Europe Limited, as London agent for the Lenders , filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on December 11, 2007.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated herein by reference.

†	Exhibit filed herewith.