Form 10-Q
period 2008-04-30
PALL CORP
filed 2008-06-09
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2008
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

Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of the registrant’s common stock outstanding as of June 2, 2008 was 119,875,974.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Apr. 30, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$396,837	$443,036
Accounts receivable	590,374	551,393
Inventories	524,867	471,467
Prepaid expenses	46,483	34,135
Other current assets	79,678	106,346

Total current assets	1,638,239	1,606,377
Property, plant and equipment, net	637,986	607,900
Goodwill	265,923	260,205
Intangible assets	47,366	47,933
Other non-current assets	314,124	186,431

Total assets	$2,903,638	$2,708,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$47,850	$39,949
Accounts payable and other current liabilities	498,878	499,075
Income taxes payable	32,141	291,395
Current portion of long-term debt	1,771	1,771

Total current liabilities	580,640	832,190
Long-term debt, net of current portion	717,384	591,591
Income taxes payable – non-current	231,509	—
Deferred taxes and other non-current liabilities	228,202	224,464

Total liabilities	1,757,735	1,648,245

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	172,718	159,620
Retained earnings	1,066,608	974,945
Treasury stock, at cost	(224,895)	(164,454)
Stock option loans	(462)	(679)
Accumulated other comprehensive income (loss):
Foreign currency translation	182,997	142,691
Minimum pension liability	(67,036)	(67,036)
Unrealized investment gains	3,427	2,801
Unrealized losses on derivatives	(250)	(83)

	119,138	78,373

Total stockholders’ equity	1,145,903	1,060,601

Total liabilities and stockholders’ equity	$2,903,638	$2,708,846

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Apr. 30, 2008	Apr. 30, 2007	Apr. 30, 2008	Apr. 30, 2007
		(As Restated)		(As Restated)
Net sales	$661,680	$559,347	$1,848,434	$1,603,565
Cost of sales	338,714	282,227	975,876	846,303

Gross profit	322,966	277,120	872,558	757,262

Selling, general and administrative expenses	195,485	167,677	545,317	493,255
Research and development	18,537	15,656	53,524	45,167
Restructuring and other charges/(gains), net	5,495	8,620	28,123	22,060
Interest expense, net	9,944	9,171	25,728	29,626

Earnings before income taxes	93,505	75,996	219,866	167,154
Provision for income taxes	30,231	25,625	72,502	56,435

Net earnings	$63,274	$50,371	$147,364	$110,719

Earnings per share:
Basic	$0.51	$0.41	$1.20	$0.90
Diluted	$0.51	$0.40	$1.19	$0.89

Dividends declared per share	$0.13	$0.12	$0.49	$0.35

Average shares outstanding:
Basic	122,929	123,399	123,111	123,110
Diluted	124,159	124,781	124,316	124,662
See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	Apr. 30, 2008	Apr. 30, 2007
Operating activities:
Net cash provided by operating activities	$16,455	$213,554

Investing activities:
Capital expenditures	(76,466)	(54,086)
Proceeds from sale of retirement benefit assets	17,379	18,965
Purchases of retirement benefit assets	(19,922)	(18,397)
Disposals of long lived assets	5,560	44,609
Acquisitions of businesses, net of disposals and cash acquired	—	(406)
Other	(3,578)	(3,810)

Net cash used by investing activities	(77,027)	(13,125)

Financing activities:
Notes payable	4,206	6,474
Dividends paid	(44,170)	(41,521)
Net proceeds from stock plans	15,468	36,612
Purchase of treasury stock	(78,211)	(51,016)
Long-term borrowings	161,495	627
Repayments of long-term debt	(67,161)	(116,903)
Excess tax benefits from stock-based compensation arrangements	798	4,794

Net cash used by financing activities	(7,575)	(160,933)

Cash flow for period	(68,147)	39,496
Cash and cash equivalents at beginning of year	443,036	317,657
Effect of exchange rate changes on cash and cash equivalents	21,948	7,519

Cash and cash equivalents at end of period	$396,837	$364,672

Supplemental disclosures:
Interest paid	$33,632	$30,478
Income taxes paid (net of refunds)	215,141	41,630
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
NOTE 2 — AUDIT COMMITTEE INQUIRY AND RESTATEMENT
     As discussed in the 2007 Form 10-K, an inquiry was conducted by the Company’s audit committee into the Company’s understatement of its United States (“U.S.”) federal income tax payments and its provision for income taxes. The audit committee completed its inquiry in January 2008. On August 1, 2007, the audit committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for each of the eight fiscal years in the period ended July 31, 2006 (including the interim periods within those years), and for each of the fiscal quarters ended October 31, 2006, January 31, 2007 and April 30, 2007, should no longer be relied upon. Accordingly, the Company restated its previously issued financial statements for those periods presented in its 2007 Form 10-K. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information presented below for fiscal year 2007 has been restated as set forth in the 2007 Form 10-K.
     The audit committee inquiry and restatement resulted in the Company’s failure or inability to comply with certain representations, warranties and covenants in its debt and other financing-related agreements, including the Company’s obligation to provide certain information (principally the Company’s periodic Securities and Exchange Commission (“SEC”) reports) to those lenders or counterparties. The Company entered into amendments and/or waivers to address these matters with the lenders or counterparties, as applicable, under its $500,000 unsecured senior revolving credit facility, Yen 9 billion variable-rate loan due June 20, 2010 and certain other debt and financing-related agreements, as well as an amendment of the indenture relating to the $280,000 6% senior notes due August 1, 2012. Under the terms of those amendments and covenant waivers, the Company was obligated to return to compliance with its reporting obligations under the federal securities laws by March 31, 2008. As of March 28, 2008, the Company became compliant with its filing obligations under the foregoing agreements, as amended.
     The following tables present the effects of the adjustments made to the Company’s previously reported statements of earnings for the three and nine months ended April 30, 2007 for the restatement of the Company’s provision for income taxes and interest expense, net.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended April 30, 2007
	As previously
	reported	Adjustments	As restated
Net sales	$559,347	$—	$559,347
Cost of sales	282,227	—	282,227

Gross profit	277,120	—	277,120

Selling, general and administrative expenses	167,677	—	167,677
Research and development	15,656	—	15,656
Restructuring and other charges, net	8,620	—	8,620
Interest expense, net	4,260	4,911	9,171

Earnings before income taxes	80,907	(4,911)	75,996
Provision for income taxes	13,833	11,792	25,625

Net earnings	$67,074	$(16,703)	$50,371

Earnings per share:
Basic	$0.54		$0.41
Diluted	$0.54		$0.40

Average shares outstanding:
Basic	123,399		123,399
Diluted	124,781		124,781

	Nine Months Ended April 30, 2007
	As previously
	reported	Adjustments	As restated
Net sales	$1,603,565	$—	$1,603,565
Cost of sales	846,303	—	846,303

Gross profit	757,262	—	757,262

Selling, general and administrative expenses	493,255	—	493,255
Research and development	45,167	—	45,167
Restructuring and other charges, net	22,060	—	22,060
Interest expense, net	14,894	14,732	29,626

Earnings before income taxes	181,886	(14,732)	167,154
Provision for income taxes	34,575	21,860	56,435

Net earnings	$147,311	$(36,592)	$110,719

Earnings per share:
Basic	$1.20		$0.90
Diluted	$1.18		$0.89

Average shares outstanding:
Basic	123,110		123,110
Diluted	124,662		124,662

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 3 — ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes a recognition threshold and measurement process for recording income tax positions in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a two-step evaluation process for income tax positions. The first step is recognition and, if the recognition threshold is met, a second step, measurement, is applied. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that an income tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the income tax position meets the more-likely-than-not recognition threshold it is measured and the appropriate amount is recognized in the financial statements as the largest amount of income tax benefit that has a greater than 50% likelihood of being realized. If an income tax position does not meet the more-likely-than-not recognition threshold, no benefit for that position is recognized in the financial statements. Income tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN No. 48 may be recognized, or continue to be recognized, upon adoption of FIN No. 48.
     Effective August 1, 2007, the Company adopted FIN No. 48 and in accordance with FIN No. 48, the Company recognized a cumulative-effect adjustment of $5,600, reducing its liability for unrecognized income tax benefits and interest and increasing the August 1, 2007 balance of Retained Earnings.
     At August 1, 2007, the Company had $210,000 in gross tax reserves for unrecognized income tax benefits. The Company’s uncertain income tax positions, if recognized, would reduce its income tax expense by approximately $135,000 thus favorably affecting the Company’s effective tax rate.
     In addition, consistent with the provisions of FIN No. 48, the Company reclassified $210,000 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in Income taxes payable- non-current in the condensed consolidated balance sheet.
     The Company and its subsidiaries are currently subject to examination by various taxing authorities. While it is possible that one or more of these examinations may be resolved within the next twelve months, the Company does not anticipate a significant impact to the unrecognized income tax benefits.
     The Company recognizes accrued interest expense related to unrecognized income tax benefits in interest expense and the balance at the end of a reporting period is recorded in accrued interest payable on the Company’s condensed consolidated balance sheet. Penalties are accrued as part of income tax expense and the unpaid balance at the end of a reporting period is recorded as part of the current or non-current reserve for uncertain income tax positions. At August 1, 2007, the Company had accrued $64,000 for the potential payment of interest and penalties. At April 30, 2008, the accrued balance for the potential payment of interest and penalties was $74,000.
     As of August 1, 2007, the Company is subject to U.S. federal and state and local income tax examinations for the fiscal tax years ended in 1996 through 2007, and to non-U.S. income tax examinations for the fiscal tax years ended in 2000 through 2007.
     The balance of the Company’s gross uncertain income tax positions at the end of the third quarter of fiscal year 2008 is $232,000.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 4 — BALANCE SHEET DETAILS
     The following tables provide details of selected balance sheet items:

	Apr. 30, 2008	July 31, 2007
Accounts receivable:
Billed	$548,809	$510,991
Unbilled	54,376	52,212

Total	603,185	563,203
Less: Allowances for doubtful accounts	(12,811)	(11,810)

	$590,374	$551,393

Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Apr. 30, 2008	July 31, 2007
Inventories:
Raw materials and components	$148,633	$136,248
Work-in-process	89,057	73,725
Finished goods	287,177	261,494

	$524,867	$471,467

	Apr. 30, 2008	July 31, 2007
Property, plant and equipment:
Property, plant and equipment	$1,467,844	$1,370,287
Less: Accumulated depreciation and amortization	(829,858)	(762,387)

	$637,986	$607,900

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
     The following table presents goodwill, net of accumulated amortization recorded prior to adopting SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), allocated by reportable segment, in accordance with SFAS No. 142.

	Apr. 30, 2008	July 31, 2007
Life Sciences	$72,657	$69,433
Industrial	193,266	190,772

	$265,923	$260,205

     The change in the carrying amount of goodwill is primarily attributable to changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.
     Intangible assets, net, consist of the following:

	Apr. 30, 2008
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$84,667	$42,261	$42,406
Trademarks	4,885	3,006	1,879
Other	5,071	1,990	3,081

	$94,623	$47,257	$47,366

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	July 31, 2007
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$82,561	$37,369	$45,192
Trademarks	4,818	2,671	2,147
Other	2,275	1,681	594

	$89,654	$41,721	$47,933

     Amortization expense for intangible assets for the three and nine months ended April 30, 2008 was $1,876 and $5,969, respectively. Amortization expense for intangible assets for the three and nine months ended April 30, 2007 was $2,038 and $6,101, respectively. Amortization expense is estimated to be approximately $1,855 for the remainder of fiscal year 2008, $7,225 in fiscal year 2009, $6,981 in fiscal year 2010, $6,766 in fiscal year 2011, $6,517 in fiscal year 2012 and $3,784 in fiscal year 2013.
NOTE 6 — TREASURY STOCK
     On October 14, 2004, the Company’s board of directors authorized the expenditure of up to $200,000 for the repurchase of shares of the Company’s common stock. On November 15, 2006, the board of directors authorized an additional expenditure of $250,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the nine months ended April 30, 2008, the Company purchased 2,138 shares in open-market transactions at an aggregate cost of $78,211 with an average price per share of $36.58. At April 30, 2008, approximately $270,021 remained available to be expended under the current stock repurchase programs. In May 2008, the Company purchased 1,135 shares in open-market transactions at an aggregate cost of $40,000 with an average price per share of $35.23. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.
     During the nine months ended April 30, 2008, 594 shares were issued under the Company’s stock-based compensation plans. At April 30, 2008, the Company held 6,956 treasury shares.
NOTE 7 — CONTINGENCIES AND COMMITMENTS
     With respect to the matters described below under the headings Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or insurance recoveries have been reflected in the condensed consolidated financial statements as of April 30, 2008 as these amounts are not currently estimable.
Federal Securities Class Actions:
     Four putative class action lawsuits have been filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods described in Note 2, Audit Committee Inquiry and Restatement. These lawsuits were filed between August 14, 2007 and October 11, 2007 in the United States District Court for the Eastern District of New York. The plaintiffs principally allege that the defendants violated the federal securities laws by issuing materially false and misleading public statements about the Company’s financial results, financial statements, income tax liability, effective tax rate and internal controls. The plaintiffs seek unspecified compensatory damages, costs and expenses. By Order dated May 28, 2008, the Court consolidated the cases under the caption “In re Pall Corp,” No. 07-CV-3359 (E.D.N.Y.) (JS) (ARL), appointed a lead plaintiff and ordered that the lead plaintiff file a consolidated amended complaint within 45 days of the entry of the Order.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Shareholder Derivative Lawsuits:
     On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County relating to the tax matter described above. These actions purport to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs allege that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006. The complaints seek unspecified compensatory damages on behalf of Pall Corporation, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints for failure to make a demand upon the Company’s board of directors, which motions were granted.
     Another shareholder derivative lawsuit relating to the tax matter described above was filed in the United States District Court for the Eastern District of New York on January 10, 2008. This action purports to bring claims on behalf of the Company based on allegations that certain of the current directors of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter described above. The complaint seeks unspecified compensatory damages on behalf of Pall Corporation, disgorgement of defendants’ profits, benefits and other compensation, equitable and non-monetary relief, and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaint for lack of subject matter jurisdiction over the complaint. On May 23, 2008, the plaintiff filed a notice of voluntary dismissal without prejudice, which was subsequently granted by the Court.
Other Proceedings:
     The SEC and U.S. Attorney’s Office for the Eastern District of New York are conducting investigations in connection with the tax matter described above. The Company is cooperating with these investigations.
Environmental Matters:
     The Company’s condensed consolidated balance sheet at April 30, 2008 includes liabilities for environmental matters of approximately $15,566, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 8 — RESTRUCTURING AND OTHER CHARGES/(GAINS), NET
     The following tables summarize the restructuring and other charges/(gains) (“ROTC”) recorded for the three and nine months ended April 30, 2008 and April 30, 2007:

	Three Months Ended Apr. 30, 2008			Nine Months Ended Apr. 30, 2008
		Other			Other
		Charges			Charges
	Restructuring	/(Gains)		Restructuring	/(Gains)
	(1)	(2)	Total	(1)	(2)	Total
Costs related to inquiry (2a)	$—	$4,436	$4,436	$—	$18,102	$18,102
Severance	575	—	575	8,232	—	8,232
Other exit costs	284	—	284	1,908	—	1,908
Gain on disposal of assets, net	—	—	—	(158)	(484)	(642)
Environmental matters (2b)	—	—	—	—	600	600
Other	—	469	469	—	482	482

	$859	$4,905	$5,764	$9,982	$18,700	$28,682
Reversal of excess restructuring reserves	(269)	—	(269)	(559)	—	(559)

	$590	$4,905	$5,495	$9,423	$18,700	$28,123

Cash	$590	$4,446	$5,036	$9,393	$18,241	$27,634
Non-cash	—	459	459	30	459	489

	$590	$4,905	$5,495	$9,423	$18,700	$28,123

	Three Months Ended Apr. 30, 2007			Nine Months Ended Apr. 30, 2007
		Other			Other
		Charges			Charges
	Restructuring	/(Gains)		Restructuring	/(Gains)
	(1)	(2)	Total	(1)	(2)	Total
Severance	$5,411	$—	$5,411	$20,136	$—	$20,136
Gain on sale and impairment of assets, net	1,898	—	1,898	(3,216)	—	(3,216)
Other exit costs	1,245	—	1,245	2,066	—	2,066
Environmental matters (2b)	—	200	200	—	2,761	2,761
Other	—	(4)	(4)	1,117	971	2,088

	$8,554	$196	$8,750	$20,103	$3,732	$23,835
Reversal of excess reserves	(130)	—	(130)	(1,775)	—	(1,775)

	$8,424	$196	$8,620	$18,328	$3,732	$22,060

Cash	$6,526	$196	$6,722	$13,181	$3,732	$16,913
Non-cash	1,898	—	1,898	5,147	—	5,147

	$8,424	$196	$8,620	$18,328	$3,732	$22,060

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
     Three and Nine Months Ended April 30, 2007:
•	The Company continued its cost reduction initiatives, including its facilities rationalization and EuroPall initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.

•	The Company recorded impairment charges of $1,898 and $7,670, respectively, related to the planned disposal of buildings and the early retirement of certain long-lived assets, as part of the Company’s facilities rationalization initiative. The nine months ended April 30, 2007 also includes a gain on the sale of the Company’s corporate headquarters of $10,886.
     Three and Nine Months Ended April 30, 2008:
•	The Company continued its cost reduction initiatives, including its facilities rationalization, EuroPall and AmeriPall initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.
     The following table summarizes the activity related to restructuring liabilities that were recorded in the nine months ended April 30, 2008 and in fiscal years 2007, 2006 and 2005:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2008
Original charge	$8,232	$1,908	$10,140
Utilized	(6,627)	(1,604)	(8,231)
Other changes (a)	211	9	220

Balance at Apr. 30, 2008	$1,816	$313	$2,129

2007
Original charge	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (a)	611	9	620

Balance at Jul. 31, 2007	16,548	757	17,305
Utilized	(11,132)	(724)	(11,856)
Reversal of excess reserves (b)	(295)	(65)	(360)
Other changes (a)	1,273	56	1,329

Balance at Apr. 30, 2008	$6,394	$24	$6,418

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191

Balance at July 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (b)	(1,385)	(40)	(1,425)
Other changes (a)	126	2	128

Balance at Jul. 31, 2007	2,325	6	2,331
Utilized	(1,143)	(3)	(1,146)
Reversal of excess reserves (b)	(35)	—	(35)
Other changes (a)	(4)	—	(4)

Balance at Apr. 30, 2008	$1,143	$3	$1,146

2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (b)	(1,905)	(96)	(2,001)
Other changes (a)	57	3	60

Balance at July 31, 2006	3,915	13	3,928
Utilized	(2,531)	—	(2,531)
Reversal of excess reserves (b)	(811)	(15)	(826)
Other changes (a)	31	2	33

Balance at Jul. 31, 2007	604	—	604
Utilized	(442)	—	(442)
Reversal of excess reserves (b)	(164)	—	(164)
Other changes (a)	2	—	2

Balance at Apr 30, 2008	$—	$—	$—

(a)	Other changes primarily reflect translation impact.

(b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2007, 2006 and 2005.
(2) Other Charges/(Gains):
(a)	Costs related to inquiry:

In the three months and nine months ended April 30, 2008, the Company recorded costs of $4,436 and $18,102, respectively, primarily comprised of legal and other professional fees related to the audit committee’s inquiry into the Company’s understatement of its U.S. federal income tax payments and its provision for income taxes. See Note 2, Audit Committee Inquiry and Restatement, for a description of this inquiry.

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

In the nine months ended April 30, 2008, the Company increased its previously established environmental reserves by $600 related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida.
NOTE 9 — INCOME TAXES
     The Company’s effective tax rate for the nine months ended April 30, 2008 and April 30, 2007 was 33.0% and 33.8% (as restated), respectively. During the nine months ended April 30, 2008, a discrete tax charge was recorded resulting from tax legislation enacted in Germany. The Company is required to revalue its deferred tax assets and liabilities to reflect newly enacted rates which were reduced by the new tax law from approximately 38% to approximately 28% resulting in a reduction of net deferred tax assets. The German tax rate change as well as other discrete net charges increased the tax rate for the nine month period ended April 30, 2008 by approximately 0.7%.
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
NOTE 10 — COMPONENTS OF NET PERIODIC PENSION COST
     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2008	2007	2008	2007	2008	2007
Service cost	$2,000	$1,952	$1,065	$909	$3,065	$2,861
Interest cost	2,893	2,759	4,803	4,126	7,696	6,885
Expected return on plan assets	(2,190)	(2,125)	(3,953)	(3,280)	(6,143)	(5,405)
Amortization of prior service cost	276	275	90	154	366	429
Amortization of net transition asset	—	(10)	—	—	—	(10)
Recognized actuarial loss	467	578	1,091	2,174	1,558	2,752

Net periodic benefit cost	$3,446	$3,429	$3,096	$4,083	$6,542	$7,512

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2008	2007	2008	2007	2008	2007
Service cost	$6,000	$5,856	$3,026	$2,711	$9,026	$8,567
Interest cost	8,679	8,279	14,316	12,153	22,995	20,432
Expected return on plan assets	(6,570)	(6,373)	(11,921)	(9,669)	(18,491)	(16,042)
Amortization of prior service cost	828	825	254	458	1,082	1,283
Amortization of net transition asset	—	(32)	—	—	—	(32)
Recognized actuarial loss	1,401	1,736	3,298	6,404	4,699	8,140

Net periodic benefit cost	$10,338	$10,291	$8,973	$12,057	$19,311	$22,348

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
     The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and nine months ended April 30, 2008 and April 30, 2007 are reflected in the table below.

	Three Months Ended		Nine Months Ended
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2008	2007	2008	2007
Stock options	$683	$795	$2,157	$3,203
Restricted stock units	1,329	1,016	4,955	3,840
ESPP	1,057	1,376	2,932	2,136
MSPP	628	461	1,746	1,763

Total	$3,697	$3,648	$11,790	$10,942

     The following table illustrates the income tax effects related to stock-based compensation.

	Three Months Ended		Nine Months Ended
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2008	2007	2008	2007
Tax excess benefits in cash flows from financing activities	$38	$1,875	$798	$4,794
Tax benefit recognized related to total stock-based compensation expense	875	406	3,136	1,824
Actual tax benefit realized for tax deductions from option exercises of stock-based payment arrangements	65	1,965	1,992	6,340

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Stock Options and ESPP
     A summary of option activity for all stock option plans during the nine months ended April 30, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at August 1, 2007	2,829	$25.29
Granted	4	38.20
Exercised	(21)	19.91
Forfeited or Expired	(1)	28.15

Outstanding at October 31, 2007	2,811	25.35	4.9	$42,615
Granted	30	39.07
Exercised	(1)	18.67
Forfeited or Expired	(22)	30.07

Outstanding at January 31, 2008	2,818	25.46	4.6	$33,714
Granted	419	35.75
Exercised	(6)	22.54
Forfeited or Expired	(2)	26.72

Outstanding at April 30, 2008	3,229	$26.80	4.7	$28,233

Expected to vest at April 30, 2008	1,211	$34.31	5.9	$2,918

Exercisable at April 30, 2008	1,996	$22.12	4.0	$25,238

     As of April 30, 2008, there was $8,355 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years. The total intrinsic value of options exercised during the three and nine months ended April 30, 2008 was $82 and $494, respectively. The total intrinsic value of options exercised during the three and nine months ended April 30, 2007 was $6,637 and $17,808, respectively.
     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. A total of 262 and 264 shares were issued under the ESPP during the semi-annual stock purchase periods ended April 30, 2008 and April 30, 2007, respectively. A total of 200 shares and 233 shares were issued under the ESPP during the semi-annual stock purchase periods ended October 31, 2007 and October 31, 2006, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The following weighted average assumptions were used in estimating the fair value of stock options and ESPP shares granted during the three and nine months ended April 30, 2008 and April 30, 2007 (there were no stock options granted during the three months ended April 30, 2007):

	Three Months Ended		Nine Months Ended
	Apr. 30, 2008	Apr. 30, 2007	Apr. 30, 2008	Apr. 30, 2007
Stock Options
Weighted average fair value at grant date	$7.84	N/A	$7.94	$8.84
Valuation assumptions:
Expected dividend yield	1.8%	N/A	1.7%	1.9%
Expected volatility	25.0%	N/A	25.0%	26.0%
Expected life (years)	5.0	N/A	5.0	5.0
Risk-free interest rate	2.7%	N/A	2.8%	4.7%

ESPP
Weighted average fair value at grant date	$10.13	$6.89	$10.13	$6.89
Valuation assumptions:
Expected dividend yield	1.2%	1.6%	1.2%	1.6%
Expected volatility	37.1%	22.0%	37.1%	22.0%
Expected life (years)	1/2 year	1/2 year	1/2 year	1/2 year
Risk-free interest rate	4.0%	5.1%	4.0%	5.1%
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
MSPP
     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over a four year period for matches made thereafter. Such restricted units aggregated 822 and 799 as of April 30, 2008 and April 30, 2007, respectively. As of April 30, 2008, there was $5,888 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 2.8 years.
     The following is a summary of MSPP activity during the three and nine months ended April 30, 2008 and April 30, 2007:

	Three Months Ended		Nine Months Ended
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2008	2007	2008	2007
Deferred compensation and cash contributions	$283	$—	$3,372	$2,967
Fair value of restricted stock units vested	$—	$102	$1,022	$257
Vested units distributed	—	1	140	75

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
RSU’s
     A summary of restricted stock unit activity, related to employees, for the 2005 Stock Plan during the nine months ended April 30, 2008, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at August 1, 2007	718	$33.19
Granted	18	38.20
Vested	(1)	28.34
Forfeited	(2)	34.55

Nonvested at October 31, 2007	733	33.31
Granted	1	36.55
Vested	(2)	30.02
Forfeited	(17)	33.96

Nonvested at January 31, 2008	715	33.31
Granted	93	35.75
Vested	—	—
Forfeited	(3)	35.12

Nonvested at April 30, 2008	805	$33.59

     As of April 30, 2008, there was $16,599 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 2.9 years.
     Non-employee directors of the Company were granted 18 annual award units of restricted stock during the three and nine months ended April 30, 2008, with a weighted-average fair market value of $39.00 per share.
     The Company uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.
NOTE 12 — EARNINGS PER SHARE
     The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and units aggregating 916 and 290 shares were not included in the computation of diluted shares for the three months ended April 30, 2008 and April 30, 2007, respectively, because their effect would have been antidilutive. For the nine months ended April 30, 2008 and April 30, 2007, 1,032 and 721 antidilutive shares, respectively, were excluded. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2008	Apr. 30, 2007	Apr. 30, 2008	Apr. 30, 2007
Basic shares outstanding	122,929	123,399	123,111	123,110
Effect of stock plans	1,230	1,382	1,205	1,552

Diluted shares outstanding	124,159	124,781	124,316	124,662

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 13 — COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	Apr. 30, 2008	Apr. 30, 2007	Apr. 30, 2008	Apr. 30, 2007
		(As Restated)		(As Restated)
Net earnings (a)	$63,274	$50,371	$147,364	$110,719

Unrealized translation adjustment (a)	12,908	13,539	34,720	20,783
Income taxes	1,683	1,661	5,586	1,829

Unrealized translation adjustment, net	14,591	15,200	40,306	22,612

Change in unrealized investment (losses) gains	(725)	427	955	2,528
Income taxes	261	(150)	(329)	(1,567)

Change in unrealized investment (losses) gains, net	(464)	277	626	961

Unrealized gains (losses) on derivatives	640	117	(230)	127
Income taxes	(224)	7	63	27

Unrealized gains (losses) on derivatives, net	416	124	(167)	154

Total comprehensive income	$77,817	$65,972	$188,129	$134,446

(a)	Net earnings and unrealized translation adjustment have been restated for the three and nine months ended April 30, 2007 as more fully described in Note 2, Audit Committee Inquiry and Restatement.
     Unrealized investment gains on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2008	Apr. 30, 2007	Apr. 30, 2008	Apr. 30, 2007
Unrealized (losses) gains arising during the period	$(776)	$427	$904	$2,209
Income taxes	261	(150)	(329)	(1,567)

Net unrealized (losses) gains arising during the period	(515)	277	575	642
Reclassification adjustment for losses included in net earnings	51	—	51	319

Change in unrealized investment (losses) gains, net	$(464)	$277	$626	$961

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
     The following table presents sales and operating profit by segment reconciled to earnings before income taxes, for the three and nine months ended April 30, 2008 and April 30, 2007.

	Three Months Ended		Nine Months Ended
	Apr. 30, 2008	Apr. 30, 2007	Apr. 30, 2008	Apr. 30, 2007
		(As Restated)		(As Restated)
SALES:
Life Sciences	$252,996	$229,044	$712,090	$633,981
Industrial	408,684	330,303	1,136,344	969,584

Total	$661,680	$559,347	$1,848,434	$1,603,565

OPERATING PROFIT:
Life Sciences	$55,928	$50,121	$143,864	$116,345
Industrial	66,181	54,246	166,701	135,908

Total operating profit	122,109	104,367	310,565	252,253
General corporate expenses	13,165	10,203	36,848	30,520

Earnings before ROTC, interest expense, net and income taxes (a)	108,944	94,164	273,717	221,733
ROTC (a)	5,495	8,997	28,123	24,953
Interest expense, net (b)	9,944	9,171	25,728	29,626

Earnings before income taxes (b)	$93,505	$75,996	$219,866	$167,154

(a)	Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales for the three and nine months ended April 30, 2007 of $377 and $2,893, respectively. Such adjustments are primarily comprised of incremental depreciation and other adjustments recorded in conjunction with the Company’s facilities rationalization initiative.

(b)	Interest expense, net and earnings before income taxes have been restated for the quarter and nine months ended April 30, 2007 as more fully described in Note 2, Audit Committee Inquiry and Restatement.
NOTE 15 — FINANCIAL INSTRUMENTS
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
Audit Committee Inquiry and Restatement
     As discussed in the 2007 Form 10-K, an inquiry was conducted by the Company’s audit committee into the Company’s understatement of its U.S. federal income tax payments and its provision for income taxes. The audit committee completed its inquiry in January 2008. On August 1, 2007, the audit committee, on the recommendation of management, concluded that the Company’s previously issued financial statements for each of the eight fiscal years in the period ended July 31, 2006 (including the interim periods within those years), and for each of the fiscal quarters ended October 31, 2006, January 31, 2007 and April 30, 2007, should no longer be relied upon. Accordingly, the Company restated its previously issued financial statements for those periods. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information presented below for fiscal year 2007 has been restated as set forth in the 2007 Form 10-K.
Results of Operations
Review of Consolidated Results
     Sales in the quarter increased 18.3% to $661,680 from $559,347 in the third quarter of fiscal year 2007. For the nine months, sales increased 15.3%, to $1,848,434. Exchange rates increased reported sales by $48,820 and $112,641 in the quarter and nine months, respectively, primarily due to the weakening of the U.S. dollar against the Euro, the British Pound, the Yen and various other Asian currencies. In local currency (i.e., had exchange rates not changed year over year), sales increased 9.6% and 8.3% in the quarter and nine months, respectively. Increased pricing achieved in both Life Sciences and Industrial contributed about 1.3% and 1% to overall sales growth in the quarter and nine months, respectively.

     Life Sciences segment sales increased 3.1% and 6% (in local currency) in the quarter and nine months, respectively. The increase in the quarter was attributable to growth in the BioPharmaceuticals market partly offset by a decrease in the Medical market. The growth in the nine months was driven by the BioPharmaceuticals market, while Medical sales were flat. Industrial segment sales increased 14.1% and 9.7% (in local currency) in the quarter and nine months, respectively, driven by growth in the General Industrial and Aerospace and Transportation markets. Overall systems sales increased 65.7% and 44.1% in the quarter and nine months, respectively, primarily attributable to strong sales in the BioPharmaceuticals and General Industrial markets. Company management expects overall sales in local currency to increase in the mid-single digit range for the full fiscal year 2008, with growth in Industrial slightly outpacing Life Sciences. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.
     Gross margin, as a percentage of sales, decreased 70 basis points in the quarter to 48.8% from 49.5% in the third quarter of fiscal year 2007. The decrease in gross margins was principally driven by a shift in product mix, to a higher percentage of systems sales (approximately 12% compared to 8% in the third quarter of fiscal year 2007), which are typically at lower margins than consumables. Improved pricing, which contributed approximately 50 basis points in margin and savings generated from the Company’s facilities rationalization initiative and other manufacturing cost reduction and efficiency programs, outpaced estimated inflationary pressures. The impact of improved profitability of certain systems sales, and product portfolio rationalization also favorably offset.
     For the nine months, gross margin, as a percentage of sales, was 47.2%, on par with the same period of fiscal year 2007. Gross margins were favorably impacted by improved pricing that contributed approximately 50 basis points in margin, savings generated from the Company’s facilities rationalization initiative and other manufacturing cost reduction and efficiency programs. These factors were offset by the impact of a shift in product mix, to a higher percentage of systems sales (about 12% compared to 9% in the nine months of fiscal year 2007), mix change to lower margin consumables and incremental costs in Europe related to the facilities rationalization initiative. Company management expects gross margin to be flat to slightly improved for the full fiscal year 2008 compared to fiscal year 2007.
     Selling, general and administrative (“SG&A”) expenses in the quarter increased by $27,808, or about 17% (approximately 9% in local currency). As a percentage of sales, SG&A expenses decreased to 29.5% from 30% in the third quarter of fiscal year 2007. SG&A expenses in the nine months increased by $52,062, or about 11% (approximately 4% in local currency). As a percentage of sales, SG&A expenses in the nine months decreased to 29.5% from 30.8% in the same period of fiscal year 2007. The decrease in SG&A as a percentage of sales in the quarter and nine months reflects the leveraging of growth in sales, and the impact of cost reduction initiatives, including the initiative to optimize the Company’s European operations (“EuroPall”). In fiscal year 2007, the Company launched the equivalent of the EuroPall program in the Western Hemisphere (“AmeriPall”). This program is in the early implementation phase with the majority of the impact expected in fiscal year 2009 and beyond. For the full fiscal year 2008, Company management is expecting SG&A expenses, as a percentage of sales, to be approximately 29% of sales compared to 30% in fiscal year 2007.
     Research and development expenses increased about 18% in both the third quarter and nine months compared with the same periods of fiscal year 2007. As a percentage of sales, research and development expenses were 2.8% in the quarter and 2.9% in the nine months compared with 2.8% in the same periods of fiscal year 2007. Company management expects research and development expenses for the full fiscal year to increase approximately 15% compared to fiscal year 2007.
     In the third quarter of fiscal year 2008, the Company recorded restructuring and other charges/(gains), net, (“ROTC”) of $5,495. ROTC in the quarter was primarily comprised of legal and other professional fees related to matters under inquiry by the audit committee, as more fully described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements. Additionally, ROTC includes severance and other exit costs related to the Company’s on-going cost reduction initiatives (including its facilities rationalization, EuroPall and AmeriPall initiatives). Such charges were partly offset by the reversal of excess restructuring reserves previously recorded in the Company’s consolidated statements of earnings in fiscal years 2007 and 2006. In the nine months of fiscal year 2008, the Company recorded ROTC of $28,123. ROTC in the nine months was primarily comprised of legal and other professional fees related to matters under inquiry by the audit committee, as discussed above. Additionally, ROTC in the nine months includes severance and other exit costs related to the Company’s on-going cost reduction initiatives as well as an increase to a previously established environmental reserve. Such charges were partly offset by the reversal of excess restructuring reserves previously recorded in the Company’s consolidated statements of earnings in fiscal years 2007, 2006 and 2005.

     In the third quarter of fiscal year 2007, the Company recorded ROTC of $8,620 primarily related to the Company’s on-going cost reduction initiatives (including its facilities rationalization and EuroPall initiatives). The ROTC in the quarter was primarily comprised of severance liabilities, impairment charges related to the planned disposal of buildings and early retirement of certain long-lived assets, and other costs in connection with such initiatives. Additionally, the charges in the quarter include an increase to previously established environmental reserves. Such charges were partly offset by the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal years 2005 and 2006. In the nine months of fiscal year 2007, the Company recorded ROTC of $22,060 primarily related to the Company’s on-going cost reduction initiatives. The charges in the nine months were primarily comprised of severance liabilities and impairment charges as discussed above. Additionally, the charges in the nine months include an increase to previously established environmental reserves. Such charges were partly offset by the gain on the sale of the Company’s corporate headquarters and the reversal of excess restructuring reserves recorded in the consolidated statements of earnings in fiscal years 2005 and 2006.
     The details of ROTC for the three and nine months ended April 30, 2008 and April 30, 2007 can be found in Note 8, Restructuring and Other Charges/(Gains), Net, to the accompanying condensed consolidated financial statements.
     The following table summarizes the activity related to restructuring liabilities that were recorded in the nine months ended April 30, 2008 and in fiscal years 2007, 2006 and 2005:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2008
Original charge	$8,232	$1,908	$10,140
Utilized	(6,627)	(1,604)	(8,231)
Other changes (a)	211	9	220

Balance at Apr. 30, 2008	$1,816	$313	$2,129

2007
Original charge	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (a)	611	9	620

Balance at Jul. 31, 2007	16,548	757	17,305
Utilized	(11,132)	(724)	(11,856)
Reversal of excess reserves (b)	(295)	(65)	(360)
Other changes (a)	1,273	56	1,329

Balance at Apr. 30, 2008	$6,394	$24	$6,418

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191

Balance at July 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (b)	(1,385)	(40)	(1,425)
Other changes (a)	126	2	128

Balance at Jul. 31, 2007	2,325	6	2,331
Utilized	(1,143)	(3)	(1,146)
Reversal of excess reserves (b)	(35)	—	(35)
Other changes (a)	(4)	—	(4)

Balance at Apr. 30, 2008	$1,143	$3	$1,146

2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (b)	(1,905)	(96)	(2,001)
Other changes (a)	57	3	60

Balance at July 31, 2006	3,915	13	3,928
Utilized	(2,531)	—	(2,531)
Reversal of excess reserves (b)	(811)	(15)	(826)
Other changes (a)	31	2	33

Balance at Jul. 31, 2007	604	—	604
Utilized	(442)	—	(442)
Reversal of excess reserves (b)	(164)	—	(164)
Other changes (a)	2	—	2

Balance at Apr. 30, 2008	$—	$—	$—

(a)	Other changes primarily reflect translation impact.

(b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2007, 2006 and 2005.
     Earnings before interest and income taxes (“EBIT”) were $103,449 in the quarter compared to $85,167 in the third quarter of fiscal year 2007 reflecting the factors discussed above. As a percentage of sales, EBIT was 15.6% in the quarter compared to 15.2% in the same period of fiscal year 2007. EBIT for the nine months were $245,594 compared to $196,780 in the same period of fiscal year 2007 reflecting the factors discussed above. As a percentage of sales, EBIT was 13.3% in the nine months compared to 12.3% in the same period of fiscal year 2007.

     Net interest expense in the quarter increased to $9,944 from $9,171 (as restated) in the third quarter of fiscal year 2007. The increase in net interest expense reflects increased interest expense due to higher debt levels compared to the same period last year, partly offset by a decrease in interest expense recorded related to the tax matter resulting from a payment of $135,000 to the Internal Revenue Service as discussed further in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements. Net interest expense in the nine months decreased to $25,728 from $29,626 (as restated) in the same period of fiscal year 2007. The decline in net interest expense in the nine months was principally attributable to a decrease in the amount of interest expense recorded related to the tax matter as discussed above and an increase in interest income. These favorable factors were partly offset by increased interest expense related to higher debt levels compared to the same period last year. Company management expects net interest expense for the full fiscal year 2008 to decrease compared to fiscal year 2007.
     In the third quarter of fiscal year 2008, the Company’s effective tax rate was 32.3% as compared to 33.7% (as restated) in the third quarter of fiscal year 2007. For the nine months of fiscal year 2008, the Company’s effective tax rate was 33.0% as compared to 33.8% (as restated) in the same period of fiscal year 2007. See Note 9, Income Taxes, to the accompanying condensed consolidated financial statements for further details on the components of the Company’s effective tax rate. The Company expects its effective tax rate to be approximately 33% for the full fiscal year 2008, inclusive of discrete items recognized in the nine month period ended April 30, 2008. The actual effective tax rate may materially differ based on several factors including discrete items recognized in future periods. The Company’s effective tax rate may change year to year based on recurring factors such as the geographical mix of earnings in tax jurisdictions that have a broad range of enacted tax rates, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as nonrecurring factors.
     Net earnings in the quarter were $63,274, or 51 cents per share compared with net earnings of $50,371, or 40 cents per share (as restated) in the third quarter of fiscal year 2007. In summary, net earnings reflect the growth in EBIT and a decrease in the effective tax rate partly offset by an increase in net interest expense. Net earnings in the nine months were $147,364, or $1.19 per share, compared with net earnings of $110,719, or 89 cents per share (as restated) in the same period of fiscal year 2007. In summary, the increase in net earnings in the nine months reflects the increase in EBIT, a decrease in net interest expense and a decrease in the effective tax rate. Company management estimates that foreign currency translation increased net earnings by approximately 4 cents per share in the quarter and 8 cents per share in the nine months.
Review of Operating Segments
     Presented below is a summary of sales and operating profit by segment reconciled to earnings before income taxes, for the three and nine months ended April 30, 2008 and April 30, 2007:

Three Months Ended	Apr. 30, 2008	% Margin	Apr. 30, 2007	% Margin	% Change
			(As Restated)
SALES:
Life Sciences	$252,996		$229,044		10.5
Industrial	408,684		330,303		23.7

Total	$661,680		$559,347		18.3

OPERATING PROFIT:
Life Sciences	$55,928	22.1	$50,121	21.9	11.6
Industrial	66,181	16.2	54,246	16.4	22.0

Total operating profit	122,109	18.5	104,367	18.7	17.0
General corporate expenses	13,165		10,203		29.0

Earnings before ROTC, interest expense, net and income taxes	108,944	16.5	94,164	16.8	15.7
ROTC (a)	5,495		8,997
Interest expense, net (b)	9,944		9,171

Earnings before income taxes (b)	$93,505		$75,996

Nine Months Ended	Apr. 30, 2008	% Margin	Apr. 30, 2007	% Margin	% Change
			(As Restated)
SALES:
Life Sciences	$712,090		$633,981		12.3
Industrial	1,136,344		969,584		17.2

Total	$1,848,434		$1,603,565		15.3
OPERATING PROFIT:
Life Sciences	$143,864	20.2	$116,345	18.4	23.7
Industrial	166,701	14.7	135,908	14.0	22.7

Total operating profit	310,565	16.8	252,253	15.7	23.1
General corporate expenses	36,848		30,520		20.7

Earnings before ROTC, interest expense, net and income taxes	273,717	14.8	221,733	13.8	23.4
ROTC (a)	28,123		24,953
Interest expense, net (b)	25,728		29,626

Earnings before income taxes (b)	$219,866		$167,154

(a)	Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales for the three and nine months ended April 30, 2007 of $377 and $2,893, respectively. Such adjustments are primarily comprised of incremental depreciation and other adjustments recorded in conjunction with the Company’s facilities rationalization initiative.

(b)	Interest expense, net and Earnings before income taxes have been restated for the quarter and nine months ended April 30, 2007, as more fully described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements.
     Life Sciences:
     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the three and nine months ended April 30, 2008 and April 30, 2007:

Three Months Ended	Apr. 30, 2008	% of Sales	Apr. 30, 2007	% of Sales
Sales	$252,996		$229,044
Cost of sales	119,169	47.1	106,994	46.7

Gross margin	133,827	52.9	122,050	53.3
SG&A	67,763	26.8	63,369	27.7
Research and development	10,136	4.0	8,560	3.7

Operating profit	$55,928	22.1	$50,121	21.9

Nine Months Ended	Apr. 30, 2008	% of Sales	Apr. 30, 2007	% of Sales
Sales	$712,090		$633,981
Cost of sales	345,772	48.6	310,691	49.0

Gross margin	366,318	51.4	323,290	51.0
SG&A	192,492	27.0	182,897	28.8
Research and development	29,962	4.2	24,048	3.8

Operating profit	$143,864	20.2	$116,345	18.4

     The tables below present sales by market and geography within the Life Sciences segment for the three and nine months ended April 30, 2008 and April 30, 2007, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
Three Months Ended	Apr. 30, 2008	Apr. 30, 2007	Change	Impact	Currency
By Market
Medical	$124,555	$121,934	2.1	$6,182	(2.9)
BioPharmaceuticals	128,441	107,110	19.9	10,715	9.9

Total Life Sciences	$252,996	$229,044	10.5	$16,897	3.1

By Geography
Western Hemisphere	$95,387	$97,419	(2.1)	$439	(2.5)
Europe	125,068	102,934	21.5	13,240	8.6
Asia	32,541	28,691	13.4	3,218	2.2

Total Life Sciences	$252,996	$229,044	10.5	$16,897	3.1

					%
				Exchange	Change in
			%	Rate	Local
Nine Months Ended	Apr. 30, 2008	Apr. 30, 2007	Change	Impact	Currency
By Market
Medical	$360,004	$345,051	4.3	$14,877	—
BioPharmaceuticals	352,086	288,930	21.9	24,890	13.2

Total Life Sciences	$712,090	$633,981	12.3	$39,767	6.0

By Geography
Western Hemisphere	$278,286	$271,056	2.7	$1,197	2.2
Europe	343,561	282,855	21.5	31,866	10.2
Asia	90,243	80,070	12.7	6,704	4.3

Total Life Sciences	$712,090	$633,981	12.3	$39,767	6.0

     Life Sciences segment sales increased 3.1% in the quarter compared to the third quarter of fiscal year 2007. Overall, increased pricing in the Medical and BioPharmaceuticals markets contributed about 1.9% to sales growth in the quarter, and as such, the overall volume increase was about 1.2%. For the nine months, Life Sciences segment sales increased 6% compared to the same period in fiscal year 2007. Overall, increased pricing in the Medical and BioPharmaceuticals markets contributed about 1.7% to sales growth in the nine months and, as such, the overall volume increase was about 4.3%. Life Sciences represented about 38% of total sales in the quarter and 39% in the nine months compared with 41% and 40%, respectively, in the same periods of fiscal year 2007. Company management expects overall Life Sciences sales to increase about 4% for the full fiscal year 2008 compared to fiscal year 2007.

     Within Life Sciences, Medical sales, which represented approximately one-half of Life Sciences sales, were down 2.9% in the quarter reflecting a 14.6% decrease in Blood Filtration, the largest market served by Medical. Increases in the BioSciences and Hospital markets of 11.4% and 4.2%, respectively, partly mitigated this impact. The decrease in the Blood Filtration market in the quarter primarily relates to a decline in Canada due to the non-renewal of a contract with one of the major blood centers in the quarter, reduced volume to U.S. independent blood centers and decreases in Europe, related to lost or uncontested tenders. The increase in the BioSciences market was primarily driven by double-digit growth in original equipment manufacturer (“OEM”) sales (contributed by all geographies) and near double-digit growth in laboratory sales (contributed by Europe and Asia). The growth in Hospital sales reflects increased Aquasafe and breathing filter sales in the Western Hemisphere. For the nine months, Medical sales were flat as a decrease in the Blood Filtration market of 4.4% was offset by increases in the BioSciences and Hospital markets of 3.9% and 6.7%, respectively. The decline in the Blood Filtration market reflects decreases in Europe as discussed above. Blood Filtration sales in the Western Hemisphere were flat, reflecting the non-renewal of a contract with a major blood center in Canada and reduced volume to U.S. independent blood centers in the quarter as discussed above, which offset the sales growth to these blood centers that was achieved in the first half of fiscal year 2008. The increase in the BioSciences market was primarily driven by strong OEM and laboratory sales in Europe and Asia. The growth in Hospital sales reflects increased Aquasafe sales in the Western Hemisphere, new tender awards in Europe and increased breathing filter sales in the Western Hemisphere and Asia. Company management expects overall Medical sales to be down slightly for the full fiscal year 2008 compared to fiscal year 2007.
     BioPharmaceuticals sales increased 9.9% driven by growth in systems sales of about 71% accompanied by growth in sales of consumables of about 6%. Systems sales represented 8% of total BioPharmaceuticals sales in the quarter compared with 5% in the same period of fiscal year 2007. By geography, growth in this market was led by Europe (+13.5%), which is the Company’s largest geographic market in BioPharmaceuticals, accompanied by an increase in the Western Hemisphere (+8.3%). Sales in Asia were flat in the quarter. The growth in systems sales in the quarter primarily reflects investment by the biotechnology sector in the Western Hemisphere. The growth in consumables was attributable to double-digit sales growth in Europe as a result of manufacturing transfers from the U.S., the impact of new plants coming on stream and strong demand for vaccines and single use technologies. A high single-digit decrease in consumables sales in the Western Hemisphere partly offset the above. This reduction was caused by sales downturns and inventory reduction programs in a number of large U.S. biotechnology customers. Consumables sales were up modestly in Asia (low single-digits).
     For the nine months, BioPharmaceuticals sales increased 13.2%, as systems sales more than doubled compared to the same period in fiscal year 2007, and consumables sales grew about 7%. By geography, growth in this market was led by Europe (+19.1%), accompanied by increases in the Western Hemisphere (+6.3%) and Asia (+4.7%). The growth in systems sales in the nine months primarily reflects investment by the biotechnology sector in the Western Hemisphere and Europe. The growth in consumables was attributable to double-digit sales growth in Europe partly offset by a high double-digit decrease in consumables sales in the Western Hemisphere, reflecting the same factors as in the quarter. Consumables sales were up modestly in Asia (low single-digits). Overall, key products driving growth are the Company’s virus removal filters for biotechnology and plasma derived therapeutics, and its increasing portfolio of single-use processing technologies including the Kleenpak connector. Company management continued to see strong investment in the Western Hemisphere and Europe in systems and new manufacturing facilities and is seeing the second signs of large biotechnology manufacturing moving into Asia. Continuing customer investment in new manufacturing capacity is providing future growth opportunities in consumable sales as these new plants progressively come on stream. For the full fiscal year 2008, Company management expects double-digit sales growth in the BioPharmaceuticals market compared to fiscal year 2007.
     Life Sciences gross margins decreased 40 basis points to 52.9% from 53.3% in the third quarter of fiscal year 2007. The decrease in gross margins was principally driven by inflation of manufacturing and related overhead costs and a shift in product mix, to a higher percentage of systems sales (about 4% of total Life Sciences sales compared to 2.5% in the third quarter of fiscal year 2007), which are typically at lower margins than consumables, partly offset by improved pricing that contributed approximately 80 basis points in margin and savings generated from cost reduction initiatives. For the nine months, Life Sciences gross margins increased 40 basis points to 51.4% from 51% in the same period of fiscal year 2007. The improvement in gross margins was principally driven by improved pricing that contributed approximately 70 basis points in margin and savings generated from cost reduction initiatives. These factors were partly offset by a shift in product mix, to a higher percentage of systems sales (about 6% of total Life Sciences sales compared to 3% in the same period of fiscal year 2007) and inflation of manufacturing and related overhead costs.

     SG&A expenses increased by $4,394, or about 7% (approximately 1% in local currency), compared to the third quarter of fiscal year 2007. For the nine months, SG&A expenses increased by $9,595, or about 5% (flat in local currency). SG&A expenses as a percentage of sales in the quarter decreased to 26.8% from 27.7% in the third quarter of fiscal year 2007. For the nine months, SG&A expenses as a percentage of sales decreased to 27% from 28.8%. The decrease in SG&A as a percentage of sales for the nine months reflects the impact of the Company’s cost reduction and efficiency initiatives and the leveraging of growth in sales.
     R&D expenses were up about 18% in the quarter (approximately 17% in local currency); coming in at $10,136 compared to $8,560 in the third quarter of fiscal year 2007. For the nine months, R&D expenses increased about 25% (approximately 23% in local currency). As a percentage of sales, R&D expenses were 4.0% and 4.2% in the quarter and nine months, respectively, compared to 3.7% and 3.8% in the same periods of fiscal year 2007. Increased spending reflects investments in both Medical and BioPharmaceuticals projects, including prion and cell harvesting.
     As a result of the above factors, operating profit dollars in the quarter increased about 12% to $55,928 and operating margin improved to 22.1% from 21.9% in the third quarter of fiscal year 2007. For the nine months, operating profit dollars increased about 24% to $143,864 and operating margin improved to 20.2% from 18.4% in the same period of fiscal year 2007.
     Industrial:
     Presented below are Summary Statements of Operating Profit for the Industrial segment for the three and nine months ended April 30, 2008 and April 30, 2007:

Three Months Ended	Apr. 30, 2008	% of Sales	Apr. 30, 2007	% of Sales
Sales	$408,684		$330,303
Cost of sales	219,545	53.7	174,856	52.9

Gross margin	189,139	46.3	155,447	47.1
SG&A	114,557	28.0	94,105	28.5
Research and development	8,401	2.1	7,096	2.2

Operating profit	$66,181	16.2	$54,246	16.4

Nine Months Ended	Apr. 30, 2008	% of Sales	Apr. 30, 2007	% of Sales
Sales	$1,136,344		$969,584
Cost of sales	630,104	55.5	532,719	54.9

Gross margin	506,240	44.5	436,865	45.1
SG&A	315,977	27.8	279,838	28.9
Research and development	23,562	2.0	21,119	2.2

Operating profit	$166,701	14.7	$135,908	14.0

     The tables below present sales by market and geography within the Industrial segment for the three and nine months ended April 30, 2008 and April 30, 2007, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
Three Months Ended	Apr. 30, 2008	Apr. 30, 2007	Change	Impact	Currency
By Market
General Industrial	$252,253	$193,231	30.5	$22,102	19.1
Aerospace and Transportation	79,143	62,417	26.8	4,202	20.1
Microelectronics	77,288	74,655	3.5	5,619	(4.0)

Total Industrial	$408,684	$330,303	23.7	$31,923	14.1

By Geography
Western Hemisphere	$108,621	$93,811	15.8	$876	14.9
Europe	170,688	128,279	33.1	19,261	18.1
Asia	129,375	108,213	19.6	11,786	8.7

Total Industrial	$408,684	$330,303	23.7	$31,923	14.1

					%
				Exchange	Change in
			%	Rate	Local
Nine Months Ended	Apr. 30, 2008	Apr. 30, 2007	Change	Impact	Currency
By Market
General Industrial	$692,947	$565,279	22.6	$51,295	13.5
Aerospace and Transportation	216,415	183,484	17.9	10,398	12.3
Microelectronics	226,982	220,821	2.8	11,181	(2.3)

Total Industrial	$1,136,344	$969,584	17.2	$72,874	9.7

By Geography
Western Hemisphere	$304,530	$279,726	8.9	$2,622	7.9
Europe	452,456	379,399	19.3	44,943	7.4
Asia	379,358	310,459	22.2	25,309	14.0

Total Industrial	$1,136,344	$969,584	17.2	$72,874	9.7

     Industrial segment sales grew 14.1% in the quarter and 9.7% in the nine months, driven by growth in the General Industrial and Aerospace and Transportation markets. Overall, increased pricing contributed about 0.9% to the overall sales growth in the quarter and as such, the overall volume growth was 13.2%. For the nine months, increased pricing contributed about 0.5% to the overall sales growth in the period and as such, the overall volume growth was 9.2%. Industrial systems sales increased 64.8% and 35% in the quarter and nine months, respectively. The Company’s Total Fluid Managementsm strategy presents many opportunities for growth in this regard. All markets in Industrial contributed to the growth in systems sales in the quarter, with the Municipal Water and Food and Beverage markets being the most significant growth drivers. For the nine months, all markets with the exception of the energy-related market contributed to the growth in systems sales (Municipal Water and Food and Beverage markets were the most significant contributors). Industrial consumables sales grew 7.5% in the quarter and 6.1% in the nine months, with all markets contributing with the exception of Microelectronics. Industrial represented about 62% of total sales in the quarter and 61% in the nine months compared with 59% and 60%, respectively, in the same periods of fiscal year 2007. Company management expects overall Industrial sales to increase about 7% for the full fiscal year 2008 compared to fiscal year 2007.
     Within the Industrial segment, General Industrial market sales, which account for about 61% of the Industrial segment, were up 19.1% and 13.5% in the quarter and nine months, respectively, with all markets contributing to this gain.
     Municipal Water sales, which are primarily comprised of systems, increased 65.6% compared to the third quarter of fiscal year 2007, with all geographies contributing to this gain. In the Western Hemisphere, sales increased 22.4% primarily attributable to surface water treatment projects driven by government regulations. Sales in Europe doubled in the quarter driven by surface water treatment in the United Kingdom, sales of leachate treatment systems to developing countries in Eastern Europe and North Africa and OEM cartridge sales in France and Germany. In Asia, sales also doubled in the quarter primarily driven by drought-related projects in Australia and sales of leachate treatment systems in various countries in Asia. For the nine months, Municipal Water sales increased 49.6% compared to the same period in fiscal year 2007, generated by double-digit growth in all geographies. Growth in the Western Hemisphere (+24.7%) and Europe (+45.3%) reflect the same drivers evident in the quarter. In Asia, growth increased over 300% reflecting the same factors evident in the quarter as well as a large wastewater recycle project in Australia in the first half of the year. Overall, backlog in this market is up about 30%.

     Sales in the energy-related market increased 12.9% in the quarter reflecting strong growth in consumables sales (Europe and Asia) and systems sales (Western Hemisphere and Europe), although a portion of the growth is attributable to the timing of capital projects. For the nine months, sales in the energy-related market increased 8.4% reflecting growth in consumables in all geographies partly offset by a decline in systems sales. The decrease in systems sales reflects a decline in Europe due to tough comparables to last year, partly offset by growth in the Western Hemisphere and Asia. The growth in Asia primarily related to a large water system project for an energy customer. Market opportunities and growth drivers in the energy-related market include alternative energy, including wind and coal gasification. Overall, backlog in this market is up almost 7%.
     Food and Beverage sales were up 22.9% in the quarter reflecting double-digit growth in systems sales (contributed by Europe and Asia) accompanied by high-single digit growth in consumables (all geographies contributing). For the nine months, Food and Beverage sales were up 9.8% reflecting double-digit growth in systems sales (contributed by Europe and Asia) and mid-single digit growth in consumables (all geographies contributing). Sales in Europe, the Company’s largest geographic Food & Beverage market, were up in the double-digit range in both the quarter and nine months. The Company’s Total Fluid Managementsm approach continues to succeed and the sales growth in the quarter reflects the sale of a water system in Hungary and a large sale to a brewery in Romania to provide for all their filtration needs. In general, key growth drivers in Europe in the quarter and nine months include sales of OenoFlow product to the wine market, Aria systems for process water and expanding sales to the beer market. In Asia, sales increased about 66% in the quarter and about 16% in the nine months attributable to the overall growth in this region in various countries. In the Western Hemisphere, sales increased in the low-single digit range in the quarter; however, they were down in the nine months (low single-digit range) due to timing of shipments. Backlog in this market is up about 23% compared to the same period last year.
     Sales in the Industrial Manufacturing market increased 10.3% in the quarter, generated by double-digit growth in Europe and Asia. Sales in the Western Hemisphere were down (low single-digit range). For the nine months, sales in the Industrial Manufacturing market increased 13.4% generated by growth in all geographies, with the most significant growth achieved in Asia and Europe. Demand in the metal and mining sectors were key growth drivers.
     Company management is expecting high-single digit growth in General Industrial for the full fiscal year 2008, with the largest growth expected in the Municipal Water market.
     Aerospace and Transportation sales increased 20.1% driven by strong growth in the Military, Commercial and Transportation markets. All geographies contributed to the growth in each market in the quarter. The growth in Military sales (+31.4%) was primarily driven by military water system projects and CH-47 helicopter upgrade projects. The growth in the Commercial portion of this market (+16%) primarily reflects strong after-market sales, some of which were timing related, and increased OEM sales generated by an increase in airframe build rates. The increase in the Transportation market (+9.5%) was driven by demand in the construction and mining equipment sectors. For the nine months, Aerospace and Transportation sales increased 12.3% with all markets, Military, Commercial and Transportation contributing to this gain. The growth in Military sales (+14.6%) was primarily driven by strong growth in Asia, where sales more than tripled primarily related to a large water systems project with the Australian Military. The growth in Military sales in the nine months also reflects CH-47 helicopter upgrade projects in the Western Hemisphere. Sales in the Commercial and Transportation markets increased 12.4% and 8.2%, respectively, reflecting the same trends evident in the quarter. Company management is expecting double-digit growth in the Aerospace and Transportation market for the full fiscal year 2008.
     Microelectronics sales declined 4% in the quarter attributable to decreases in Europe (14.9%) and in Asia (3.4%), the Company’s largest Microelectronics market. Sales in the Western Hemisphere increased 2.5%. For the nine months, Microelectronics sales decreased 2.3% reflecting decreases in the Western Hemisphere (9.9%) and Europe (5.1%), with Asia, the Company’s largest geographic Microelectronics’ market, flat. Overall, the sales decrease in the quarter and nine months reflects tough comparables against the strong growth achieved in the same periods last year and the current cyclical downturn in the market which impacted OEM sales. These factors were partly mitigated by sales growth in the thin film rigid disc, inkjet and home server markets. Based upon various market indicators, Company management is expecting sales in the Microelectronics market to be down slightly for the full fiscal year 2008 compared to fiscal year 2007.

     Industrial gross margins in the quarter decreased 80 basis points to 46.3% from 47.1% in the third quarter of fiscal year 2007. The decrease in gross margins reflects the impact of a shift in product mix quarter over quarter, to a higher percentage of systems sales (approximately 17% of total Industrial sales compared to 12% in the third quarter of fiscal year 2007). Improved pricing, which contributed approximately 40 basis points in margin, the impact of the Company’s facilities rationalization initiative and other manufacturing cost reduction and efficiency programs, the impact of improved profitability of certain systems sales, and product portfolio rationalization, outpaced the estimated inflation of manufacturing costs.
     For the nine months, Industrial gross margins decreased 60 basis points to 44.5% from 45.1% in the same period of fiscal year 2007. The decrease in gross margins reflects the impact of a shift in product mix (systems sales were 16% of total Industrial sales compared to 13% in the same period of fiscal year 2007) and market mix, the estimated inflation of manufacturing costs and incremental costs in Europe related to the facilities rationalization initiative. These decreases were partially offset by the impact of improved profitability of certain systems sales, and product portfolio rationalization, the impact of the Company’s manufacturing cost reduction programs and improved pricing that contributed about 30 basis points in margin.
     SG&A expenses increased by $20,452, or about 22% (approximately 12% in local currency), compared to the third quarter of fiscal year 2007. The increase in SG&A in the quarter primarily reflects increased variable selling costs related to the growth in sales. For the nine months, SG&A expenses increased by $36,139, or about 13% (approximately 6% in local currency). SG&A expenses in the quarter improved to 28% as a percentage of sales from 28.5% in the third quarter of fiscal year 2007. For the nine months, SG&A expenses improved to 27.8% as a percentage of sales from 28.9% in the same period last year. The improvement in SG&A as a percentage of sales reflects the impact of cost reduction and efficiency initiatives and the leveraging of growth in sales.
     R&D expenses were up about 18% (approximately 15% in local currency), in the quarter; coming in at $8,401 compared to $7,096 in the third quarter of fiscal year 2007. For the nine months, R&D expenses increased approximately 12% (approximately 9% in local currency). As a percentage of sales, R&D expenses were 2.1% in the quarter and 2% in the nine months compared to 2.2% in the same periods of fiscal year 2007. Increased spending reflects investments in new technologies across various markets within Industrial.
     As a result of the above factors, operating profit dollars in the quarter increased about 22% to $66,181 and operating margin was 16.2% compared with 16.4% in the third quarter of fiscal year 2007. For the nine months, operating profit dollars increased about 23% to $166,701 and operating margin improved to 14.7% from 14% in the same period of fiscal year 2007.
     Corporate:
     Corporate expenses increased by $2,962, or about 29% to $13,165 from $10,203 in the third quarter of fiscal year 2007. For the nine months of fiscal year 2008, Corporate expenses increased $6,328, or about 21% to $36,848 from $30,520 in the same period of fiscal year 2007. The increase in Corporate expenses in the quarter and nine months primarily reflects the addition of tax and treasury function personnel and increased professional fees related to tax and audit services.
Liquidity and Capital Resources
     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $709,400, a turnover ratio of 4.4, at April 30, 2008 as compared with $372,400, a turnover ratio of 5.9, at July 31, 2007. Non-cash working capital at April 30, 2007 was $390,600, a turnover ratio of 5.6. Accounts receivable days sales outstanding (“DSO”) was 77 days in the third quarter of fiscal year 2008 as compared to 83 days in the second quarter of fiscal year 2008 and 80 days in the third quarter of fiscal year 2007. Inventory turns for the four quarters ended April 30, 2008 were 2.6 compared to 2.7 in the four quarters ended April 30, 2007.
     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at April 30, 2008 to those at July 31, 2007, the Euro and the Yen have strengthened against the U.S. dollar, while the British Pound has weakened. The effect of foreign exchange increased non-cash working capital by $37,957, including net inventory, net accounts receivable and other current assets by $18,230, $38,956 and $5,468, respectively, as compared to July 31, 2007. Additionally, foreign exchange increased accounts payable and other current liabilities by $24,455 and income tax payable by $242.

     Net cash provided by operating activities in the nine months of fiscal year 2008 was $16,455 as compared to net cash provided by operating activities of $213,554 in the same period of fiscal year 2007, a decrease of $197,099. The decrease in cash flow reflects a tax payment of $135,000 to the IRS as well as changes in working capital items, particularly accounts receivable, accounts payable and accrued liabilities, partly offset by the impact of increased net earnings. Net cash provided by operating activities in the three months ended April 30, 2008 was $91,360 as compared to net cash provided by operating activities of $64,679 in the same period of fiscal year 2007, an increase of $26,681. The increase in cash flow reflects an increase in net earnings as well as changes in working capital items, particularly accounts receivable, which benefited from the improvement in DSO discussed above.
     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $(60,011) in the nine months of fiscal year 2008, as compared with $159,468 in the nine months of fiscal year 2007. Company management believes this measure is important because it is a key element of its planning. The Company utilizes free cash flow, which is a non-GAAP measure, as one way to measure its current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	Nine Months Ended	Nine Months Ended
	Apr. 30, 2008	Apr. 30, 2007
Net cash provided by operating activities	$16,455	$213,554
Less capital expenditures	76,466	54,086

Free cash flow	$(60,011)	$159,468

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 24.4% at April 30, 2008 as compared to 15.2% at July 31, 2007. Net debt increased by approximately $179,900 compared with July 31, 2007 primarily comprised of a decrease in cash and cash equivalents of $68,500 and an increase in gross debt of $110,200 reflecting the $135,000 deposit with the IRS in September 2007 and the Company’s repurchase of stock of $78,211 in the third quarter of fiscal year 2008. The impact of foreign exchange rates decreased net debt by about $1,200.
     As a result of the audit committee inquiry (refer to Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements), the Company failed to comply with certain representations, warranties and covenants in its debt agreements, including its inability to timely file its periodic reports with the SEC. The Company entered into amendments and/or waivers of those agreements. Under the terms of those amendments and waivers, the Company was obligated to return to compliance with its reporting obligations under the federal securities laws by March 31, 2008. As of the date hereof, the Company is in compliance with its covenants under the foregoing agreements, as amended by such instruments. Such matters did not affect the Company’s compliance with the financial covenants, and the Company is in compliance with such financial covenants. Those financial covenants are contained in its five-year revolving credit facility with a syndicate of financial institutions and its Yen 9 billion loan, which provide that the Company may not have a consolidated net interest coverage ratio based upon trailing four quarter results that is less than 3.50 to 1.00, nor a consolidated leverage ratio based upon trailing four quarter results that is greater than 3.50 to 1.00. The Company is in compliance with these financial covenants.
     The Company utilizes cash flow generated from operations and its revolving credit facility to meet its short-term liquidity needs. Company management considers its existing lines of credit, along with the cash typically generated from operations, to be sufficient to meet its short-term liquidity needs.
     Capital expenditures were $76,466 in the nine months of fiscal year 2008 ($23,785 expended in the current quarter). Capital expenditures reflect spending on the expansion of existing plants in Puerto Rico, the United States and Europe related to the facilities rationalization initiative. Depreciation expense was $21,435 and $63,134 in the quarter and nine months, respectively. Amortization expense was $2,041 and $6,297 in the quarter and nine months, respectively. For the full fiscal year 2008, capital expenditures are expected to be approximately $130,000. Depreciation and amortization expense are expected to total approximately $93,000 — $95,000.
     On October 14, 2004, the Company’s board of directors authorized the expenditure of up to $200,000 for the repurchase of shares of the Company’s common stock. On November 15, 2006, the board of directors authorized an additional expenditure of $250,000 to repurchase shares. At July 31, 2007 there was $348,232 available to be expended under these authorizations. The Company repurchased stock of $51,016 in the nine months of fiscal year 2007 and $61,795 for the full fiscal year ended July 31, 2007. In the nine months of fiscal year 2008, the Company repurchased stock of $78,211 and as such there was $270,021 available to be expended at April 30, 2008 under the current stock repurchase programs. In May 2008, the Company repurchased stock of $40,000. Net proceeds from stock plans were $15,468 in the nine months.

     The Company increased its quarterly dividend by 9%, from 11 to 12 cents per share, effective with the dividend declared on January 11, 2007. In the nine months of fiscal year 2008, the Company paid dividends of $44,170, an increase of approximately 6% compared to the nine months of fiscal year 2007. The Company increased its quarterly dividend from 12 to 13 cents per share, effective with the dividend declared on March 12, 2008.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning with its third quarter of fiscal year 2009.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for the Company beginning with fiscal year 2010. The Company is in the process of assessing the effect FSP No. 142-3 may have on its consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     There is no material change in the market risk information reported in Item 7A of the 2007 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES.
     There was no change in the Company’s internal control over financial reporting during the third quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     As discussed in its Form 10-Q for the quarter ended October 31, 2007, the Company implemented the additional controls and procedures listed below during the quarter ended October 31, 2007:
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
     The Company has conducted and is planning further training initiatives for all employees affected by revisions to its policies and procedures, as well as specialized training with respect to tax considerations for relevant employees.
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective. The Company believes that the actions it has taken to date, including the implementation and testing of the additional controls and procedures outlined above, have remediated its material weakness in internal control over financial reporting.
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
Federal Securities Class Actions:
     Four putative class action lawsuits have been filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods described in Note 2, Audit Committee Inquiry and Restatement, to the accompanying condensed consolidated financial statements. These lawsuits were filed between August 14, 2007 and October 11, 2007 in the United States District Court for the Eastern District of New York. The plaintiffs principally allege that the defendants violated the federal securities laws by issuing materially false and misleading public statements about the Company’s financial results, financial statements, income tax liability, effective tax rate and internal controls. The plaintiffs seek unspecified compensatory damages, costs and expenses. By Order dated May 28, 2008, the Court consolidated the cases under the caption “In re Pall Corp,” No. 07-CV-3359 (E.D.N.Y.) (JS) (ARL), appointed a lead plaintiff and ordered that the lead plaintiff file a consolidated amended complaint within 45 days of the entry of the Order.
Shareholder Derivative Lawsuits:
     On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County relating to the tax matter described above. These actions purport to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs allege that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006. The complaints seek unspecified compensatory damages on behalf of Pall Corporation, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints for failure to make a demand upon the Company’s board of directors, which motions were granted.
     Another shareholder derivative lawsuit relating to the tax matter described above was filed in the United States District Court for the Eastern District of New York on January 10, 2008. This action purports to bring claims on behalf of the Company based on allegations that certain of the current directors of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter described above. The complaint seeks unspecified compensatory damages on behalf of Pall Corporation, disgorgement of defendants’ profits, benefits and other compensation, equitable and non-monetary relief, and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaint for lack of subject matter jurisdiction over the complaint. On May 23, 2008, the plaintiff filed a notice of voluntary dismissal without prejudice, which was subsequently granted by the Court.
Other Proceedings:
     The SEC and U.S. Attorney’s Office for the Eastern District of New York are conducting investigations in connection with the tax matter described above. The Company is cooperating with these investigations.

Environmental Matters
     The Company’s condensed consolidated balance sheet at April 30, 2008 contains a reserve for environmental liabilities of approximately $15,566, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its accruals for environmental remediation are adequate at this time.
Pinellas Park, Florida
     Pursuant to the Florida Department of Environmental Protection’s (“FDEP”) requirements and requests in January 2007, the Company installed one on-site monitoring well. Groundwater sampling and analysis in accordance with FDEP Underground Injection Control requirements will continue for one year. Upon completion of the monitoring activities, the Company will prepare a Site Assessment Report Addendum, delineating the soil and groundwater contamination for FDEP review. The report will also present the scope of all remediation tasks.
Hauppauge, New York
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
     If the settlement is completed as contemplated, Pall’s responsibility will be fixed and it will be released from further liability to the plaintiff or third-party plaintiffs. If it is not completed and Pall’s motion for summary judgment is denied, the case will continue. If that happens, Pall will remain subject to potential liability and an allocation of some portion of the response costs paid by plaintiff to the State of New York.
ITEM 1A. RISK FACTORS.
     There is no material change in the risk factors reported in Item 1A of the 2007 Form 10-K. This report contains certain forward-looking statements which reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These statements are subject to risks and uncertainties, which could cause actual results to differ materially. For a description of these risks see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs (1)
February 1, 2008 to February 29, 2008	—	—	—	$348,232
March 1, 2008 to March 31, 2008	—	—	—	$348,232
April 1, 2008 to April 30, 2008	2,138	$36.58	2,138	$270,021

Total	2,138	$36.58	2,138

(1)	On October 14, 2004, the Company’s board of directors authorized the expenditure of up to $200,000 for the repurchase of the Company’s common stock. On November 15, 2006, the board authorized an additional expenditure of $250,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the three and nine months ended April 30, 2008, the Company purchased 2,138 shares in open-market transactions at an aggregate cost of $78,211 with an average price per share of $36.58. At April 30, 2008, approximately $270,021 remained available to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.
ITEM 6. EXHIBITS.
     See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation
June 9, 2008	/s/ LISA MCDERMOTT
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