Form 10-K
period 2008-07-31
PALL CORP
filed 2008-09-29
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2008
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
On September 22, 2008, there were 119,357,527 outstanding shares of the registrant’s common stock, $.10 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement for the 2008 annual meeting of shareholders, scheduled to be held on November 19, 2008 (hereinafter referred to as the “Proxy Statement”), are incorporated by reference into Part III of this report.

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
     The Company serves customers through two business groups globally: Life Sciences and Industrial. The Life Sciences business group is focused on developing, manufacturing and selling products to customers in the Medical and BioPharmaceuticals marketplaces. The Industrial business group is focused on developing, manufacturing and selling products to customers in the Aerospace & Transportation, Microelectronics and Energy, Water & Process Technologies markets. The Energy, Water & Process Technologies market was formerly known as the General Industrial market. These business groups are supported by shared and corporate services groups that facilitate the Company’s corporate governance and business activities globally. The transition to this business structure began in fiscal year 2005 and was completed in the first quarter of fiscal year 2007. While there is overlap in the intellectual property that underlies the products sold by the business groups, Company management believes that this structure positions the Company for future profitable growth. This business structure holistically focuses on the global marketplace presenting opportunities for sales growth, efficiencies and cost reduction in both of the business groups, as well as in the Company’s corporate governance and shared services infrastructure, while leveraging its entire intellectual property portfolio to the marketplaces efficiently.
     With few exceptions, research and development activities conducted by the Company are Company sponsored. Research and development expenses totaled $71,647,000 in fiscal year 2008, $62,414,000 in fiscal year 2007 and $57,371,000 in fiscal year 2006.
     No one customer accounted for 10% or more of the Company’s consolidated sales in fiscal years 2008, 2007 or 2006.
     The Company is in substantial compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, compliance with environmental matters has not had a material effect upon the Company’s capital expenditures or competitive position. For a further description of environmental matters in this report, see Part I — Item 3 — Legal Proceedings, and Note 13, Contingencies and Commitments, to the accompanying consolidated financial statements.
     At July 31, 2008, the Company employed approximately 10,600 persons.
     For financial information of the Company by operating segment and geography, please see Note 17, Segment Information and Geographies, to the accompanying consolidated financial statements and the information under the caption “Review of Operating Segments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II — Item 7 of this report).
     The Company’s website address is www.pall.com. The Company’s reports filed with the U.S. Securities and Exchange Commission (“SEC”) are also available free of charge on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information. Financial and other information can also be accessed on the investor section of the Company’s website at www.pall.com. The Company makes available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of financial and other information are also available free of charge by calling (516) 484-5400 or by sending a request to Pall Corporation, 2200 Northern Blvd., East Hills, NY, 11548. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.

     As discussed in the special note preceding Part I of the Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”), on August 1, 2007, the audit committee of the Company’s board of directors, on the recommendation of management, concluded that the Company’s previously issued financial statements for each of the eight fiscal years in the period ended July 31, 2006 (including the interim periods within those years), and for each of the fiscal quarters ended October 31, 2006, January 31, 2007 and April 30, 2007, should no longer be relied upon. Accordingly, the Company restated its previously issued financial statements for those periods in the 2007 Form 10-K.
OPERATIONS:
     Pall Corporation is a broad-based filtration, separation and purification company. Its proprietary products are used to discover, develop and produce biotechnology drugs, vaccines and safe drinking water, protect hospital patients as in the case of the Company’s blood, breathing circuit and hospital water filters, enhance the quality and efficiency of manufacturing processes, keep equipment such as manufacturing equipment and airplanes running efficiently and to protect the environment. Requirements for product quality, purity, environmental protection, health and safety apply to a wide range of industries and across geographic borders. The Company has more than a 60-year history of commercializing successful products and continues to develop new materials and technologies for its Life Sciences and Industrial customers and their increasingly difficult fluid filtration, purification and separation challenges. The Company has an array of core materials and technologies that can be combined and manipulated in many ways to solve complex fluid separation challenges. These proprietary materials and technologies, coupled with the Company’s ability to engineer them into useful forms and place them into fully integrated systems, are the cornerstone of the Company’s capabilities. Proprietary materials and technologies, customer process knowledge, and engineering know-how enable the Company to provide customers with products that are well matched to their needs, to develop new products and to enter new markets.
     The global drivers for the filtration, separation and purification market include, increasing potable water and energy demand, emerging pathogens, environmental issues, industrial globalization and consolidation, increasing government regulations and process innovation and optimization. These all require more and ever finer levels of filtration, separation and purification. Opportunities to filter water exist in every one of the Company’s markets. The Company has a balanced portfolio of products that are sold into diversified markets. The Company’s strategy for growth includes capitalizing on new markets for its products in high-growth geographies such as Asia, Eastern Europe, the Middle East and Latin America as well as focusing on high-growth markets such as biotechnology, cell therapy, vaccine production, micro and macroelectronics, next-generation aircraft, energy and water. The Company’s products help to meet the evolving needs of markets worldwide.
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

     Competition is intense in all of the Company’s markets and includes numerous large companies and many smaller regional competitors. In many cases, the Company’s primary competition comes from alternative, often older, technologies, such as in beer production from pasteurization, as opposed to sophisticated filtration of the kind Pall provides. The Company believes that no one competitor overlaps in more than about 20% (based on revenues) of its business. In many markets, there are significant barriers to entry limiting the number of qualified suppliers. These barriers result from stringent product performance standards, product qualification protocols and requirements for consistent levels of global service and support. The Company’s broad array of patented materials and product designs coupled with its engineering and manufacturing expertise and global reach enable it to provide customers with differentiated product performance and value and global customer support.
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
     Safety, quality, efficacy, ease of use, technical support, product delivery and price are all important considerations among the Company’s Life Sciences customers. Pricing for blood filtration products has become more of a consideration as the Company’s customers have increasingly become large centralized procurers, such as blood centers in the Western Hemisphere and nationalized blood services in Europe and Asia. The backlog for the Life Sciences segment at July 31, 2008 was approximately $140,285,000 (all of which is expected to be shipped in fiscal year 2009) compared with $115,095,000 at July 31, 2007.
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
     The backlog for the Medical market at July 31, 2008 was approximately $45,390,000 (all of which is expected to be shipped in fiscal year 2009) compared with $29,158,000 at July 31, 2007. The Company’s principal competitors in the Medical market include Fenwal, Inc., MacoPharma Group, Fresenius Medical Care AG & Co., Millipore Corporation, GE Healthcare (a unit of General Electric Company (“GE”)), Tyco International Ltd., Teleflex Incorporated, Terumo Medical Corporation, and Capital Health Inc.
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

     Company management believes that the Company’s established record of product performance and innovation, as well as its ability to sell and globally support a complete range of products, including its engineered systems, give it a strong competitive advantage among BioPharmaceutical customers because of the high costs and safety risks associated with drug development and production. The backlog for the BioPharmaceuticals market at July 31, 2008 was approximately $94,895,000 (all of which is expected to be shipped in fiscal year 2009) compared with $85,937,000 at July 31, 2007. Principal competitors in the BioPharmaceuticals market include Millipore Corporation, The Sartorius Group, CUNO (a 3M company) and GE Healthcare.
INDUSTRIAL SEGMENT:
     The Company provides enabling and process enhancing technologies throughout the industrial marketplace. This includes the aerospace, microelectronics and consumer electronics, municipal and industrial water, fuels, chemicals, energy, and food and beverage markets. The Company has the capability to provide customers with integrated solutions for their process fluids. The backlog for the Industrial segment at July 31, 2008 was approximately $476,153,000 (of which approximately $410,300,000 is expected to be shipped in fiscal year 2009) compared with $456,045,000 at July 31, 2007.
ENERGY, WATER & PROCESS TECHNOLOGIES MARKET (formerly General Industrial):
     Included in this diverse market are sales of filters, coalescers and integrated separation systems for hydraulic, fuel and lubrication systems on mechanical equipment to many industries, as well as to producers of energy (i.e., oil, gas, renewable and alternative fuels, electricity and chemicals), food and beverages, municipal and industrial water. Virtually all of the raw materials, process fluids and waste streams that course through industry are candidates for multiple stages of filtration, separation and purification. The growing demand for “clean” and “green” technology and increasing demand for water and energy also create growth opportunities for the Company.
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
     Within the Food & Beverage market, filtration solutions are provided to the wine, beer, soft drink, bottled water and food ingredient markets. A growing filtration opportunity in this market is the need of wine and beer manufacturers to eliminate the use of diatomaceous earth, a health concern, in their processes.
     The backlog at July 31, 2008 was approximately $290,931,000 (of which approximately $255,800,000 is expected to be shipped in fiscal year 2009) compared with $279,044,000 at July 31, 2007. Sales to Energy, Water & Process Technologies customers are made through Company personnel, distributors and manufacturers’ representatives. The Company believes that its TFM strategy and ability to engineer fully integrated systems solutions, underscored by product performance and quality, service to the customer, and price, are the principal competitive factors in this market. The Company’s principal competitors in the Energy, Water & Process Technologies market include CUNO (a 3M company), GE Infrastructure (a unit of GE), U.S. Filter (a Siemens business), The Sartorius Group, Parker Hannifin Corporation and Rohm and Haas Company.
AEROSPACE & TRANSPORTATION MARKET:
     The Company sells filtration and fluid monitoring equipment to the aerospace industry for use on commercial and military aircraft, ships and land-based military vehicles to help protect critical systems and components. Commercial, Military and Industrial OEM sales represented 34%, 41% and 25%, respectively, of total Aerospace & Transportation sales in fiscal year 2008. Key growth drivers in this market include passenger air miles flown, military budgets, new military and commercial aircraft, and demand for new aircraft and mobile construction equipment in emerging geographic markets, particularly in Asia. Increasing environmental regulation faced by the Company’s customers, as well as customer requirements for improved equipment reliability and fuel efficiency, are also driving growth.

     The Company’s products are sold to customers in this segment through a combination of direct sales to airframe manufacturers and other customers, including the U.S. military, and through the Company’s distribution partner, Satair A/S (“Satair”), for the commercial aerospace “aftermarket,” such as sales to commercial airlines. The backlog at July 31, 2008 was approximately $160,792,000 (of which approximately $131,600,000 is expected to be shipped in fiscal year 2009) compared with $146,464,000 at July 31, 2007. Competition varies by product. The Company’s principal competitors in the Aerospace & Transportation markets include Donaldson Company, Inc., ESCO Technologies Inc. and CLARCOR Inc.
     Company management believes that efficacy, performance and quality of product and service, as well as price, are determinative in most sales.
MICROELECTRONICS MARKET:
     The Company sells highly sophisticated filtration and purification technologies for the semiconductor, data storage, fiber optic, advanced display and materials markets. The Company provides a comprehensive suite of contamination control solutions for chemical, gas, water, chemical mechanical polishing and photolithography processes to meet the needs of this demanding industry. Integrated circuits, which control almost every device or machine in use today, require exceedingly high levels of filtration technologies, which Pall provides. While this part of the market is cyclical, Pall has strategically diversified into the consumer electronics market to lessen the impact of the industry’s cycles. This strategic diversification into the macroelectronics side of the market is enabling the Company to capitalize on demand for computer gaming consoles, MP3 players, flat screen TVs and monitors, multimedia cell phones and ink jet printers and cartridges. These markets are typically less cyclical and just as filtration intensive. A newer application served by Microelectronics is the growing production of solar cells.
     The Company’s products are sold to customers in this market through its own personnel, distributors and manufacturers’ representatives. The backlog at July 31, 2008 was approximately $24,430,000 (of which approximately $22,900,000 is expected to be shipped in fiscal year 2009) compared with $30,537,000 at July 31, 2007. Company management believes that performance, product quality, innovation and service are the most important factors in the majority of sales in this market. The Company’s principal competitors of the Company’s Microelectronics technologies market include Entegris, Inc. and Mott Corporation.
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
     Substantial costs may be incurred to defend and resolve regulatory proceedings and litigation arising out of or relating to matters underlying our recent restatement of prior period financial statements. These proceedings include the ongoing audits in process of the Company’s tax returns, as well as audits expected to commence of the Company’s tax returns for some of the periods affected by the restatement. In September 2007, the Company deposited $135 million with the U.S. Treasury, which reflected management’s preliminary assessment of additional taxes and interest that the Company might owe the Internal Revenue Service (“IRS”) for prior years as a result of tax compliance matters identified at the time and did not include any amount with respect to potential penalties. In completing the restatement, the Company examined the appropriateness of the Company’s accounting treatment of the tax consequences of each type of intercompany transaction in the various taxing jurisdictions in which the Company operates. As a result of this analysis, the Company determined that additional financial statement reserves were required with respect to certain other lesser tax compliance matters. The Company cannot predict when the ongoing IRS audit will be completed or the amount or timing of the final resolution with the IRS or other relevant taxing authorities of the matters that gave rise to the restatement, including the amount of any penalties that may be imposed, which could be substantial.
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
     The Company cannot predict whether any monetary losses it experiences in the proceedings will be covered by insurance or whether insurance proceeds recovered will be sufficient to offset such losses. Pending civil, regulatory and criminal proceedings may also divert the efforts and attention of the Company’s management from business operations, particularly if adverse developments are experienced in any of them, such as an expansion of the investigations being conducted by the SEC and the Department of Justice. See Part I — Item 3 — Legal Proceedings, for further discussion of these pending matters.
Changes in the Company’s effective tax rate may affect operating results.
     Fluctuations in the Company’s effective tax rate may affect operating results. The Company’s effective tax rate is subject to fluctuation based on a variety of factors, such as:
•	the geographical mix of income derived from the countries in which it operates;

•	currently applicable tax rates, including particularly in the United States;

•	the nature, timing and impact of permanent or temporary changes in tax laws or regulations, including the termination or extension of provisions under U.S. federal income tax law that are or may become subject to “sunset,” such as research and development credits and incentives related to U.S. domestic production;

•	the timing and amount of the Company’s repatriation of foreign earnings;

•	the timing and nature of the Company’s resolution of uncertain income tax positions; and

•	the Company’s success in managing its effective tax rate through the implementation of global tax and cash management strategies.

     The Company operates in numerous countries and is subject to taxation in all of the countries in which it operates. The tax rules and regulations in such countries can be complex and, in many cases, uncertain in their application. In addition to challenges to the Company’s tax positions arising during routine audits, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved and with respect to intercompany transactions when the parties are taxed in different jurisdictions. Pending proceedings to which the Company is subject include ongoing audits of the Company’s tax returns for some of the periods affected by the restatement, and the Company cannot predict the timing or outcome of the completion of those audits, which could result in the imposition of additional taxes and substantial penalties. See “Litigation and regulatory inquiries associated with the restatement of the Company’s prior period financial statements could result in substantial costs, penalties and other adverse effects.”
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
     The Company’s systems platform generally also experiences significantly longer sales cycles and involves less predictable revenue and uncertainty of future revenue streams from related consumable product offerings and services. In addition, the profitability of the Company’s systems sales depends substantially on the ability of management to estimate accurately the costs involved in manufacturing and implementing the relevant system according to the customer’s specifications. Company estimates can be adversely affected by disruptions in a customer’s plans or operations and unforeseen events, such as manufacturing defects. Failure to accurately estimate the Company’s cost of system sales can adversely affect the profitability of those sales, and the Company may not be able to recover lost profits through pricing or other actions.
Increases in costs of manufacturing and operating costs may affect operating results.
     The Company’s costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, energy and related utilities and cost of labor. The achievement of the Company’s financial objectives is reliant on its ability to manage these fluctuations through cost savings or recovery actions and efficiency initiatives.
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
     In fiscal year 2008, the Company derived 71% of sales from outside the United States. Sales outside the United States are typically made in the local currencies of those countries. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. dollar to the British Pound, the Euro, the Japanese Yen, Swiss Franc, the Australian Dollar, the Canadian Dollar and the Singapore Dollar, as well as adverse changes in the relationship of the Pound to the Euro. As a result, fluctuations in currency exchange rates may affect operating results. Giving effect to the Company’s interest rate swap, the Company’s debt portfolio was approximately 50% variable rate at July 31, 2008. Fluctuations in interest rates may affect operating results.
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
     Some of the Company’s products, as well as some competitor’s products, are based on patented technology and other intellectual property rights. Some of these patented technologies and intellectual property require substantial resources to develop. Operating results may be affected by the costs associated with the Company’s defense of its intellectual property against unauthorized use by others, as well as third-party challenges to its intellectual property. The Company could also experience disruptions in its business, including loss of revenues and adverse effects on its prospects, if its patented or other proprietary technologies are successfully challenged.
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
The Company may be adversely affected by the current economic environment
     As a result of the credit market crisis (including uncertainties with respect to financial institutions and the global capital markets), increases in energy costs and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers or vendors may experience serious cash flow problems and as a result, may modify, delay or cancel plans to purchase the Company’s products and vendors may significantly and quickly increase their prices or reduce their output. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company. Any inability of current and/or potential customers to pay the Company for its products may adversely affect the Company’s earnings and cash flow. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, the Company may experience material adverse impacts to its business and operating results.

If the Company experiences a disruption of its information technology systems, or if the Company fails to successfully implement, continue to manage and integrate its information technology systems, it could harm the Company’s business.
     The Company’s information technology (“IT”) systems are an integral part of its business. A serious disruption of its IT systems, whether caused by fire, storm, flood, telecommunications failures, physical or software break-ins or viruses, or any other events, could have a material adverse effect on the Company’s business and results of operations. The Company depends on its IT systems to: process customer orders and invoices, provide customer service, collect accounts receivable, purchase products from its suppliers, manage inventory, and consolidate these and other transactions for its financial reporting and monitoring mechanisms. The Company cannot provide assurance that its contingency plans will allow it to operate at its current level of efficiency in the event of a serious IT disruption.
     Additionally, the Company’s ability to most effectively implement its business plans in a rapidly evolving market requires effective planning, reporting and analytical processes and systems. The Company expects that it will need to continue to improve and further integrate its IT systems, reporting systems and operating procedures on an ongoing basis. If the Company fails to incrementally improve, manage and integrate its IT systems, reporting systems and operating procedures, it could adversely affect the Company’s ability to achieve its objectives.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following are the Company’s principal facilities (i.e., facilities with square footage in excess of 25,000 square feet), which in the opinion of management are suitable and adequate to meet the Company’s requirements:

		Principally Supports
		the Following	Fiscal Year 2008
Location	Principal Activities (1)	Business Groups (2)	Square Footage
OWNED:
Western Hemisphere
Cortland, NY	A	PI	338,000
DeLand, FL	M	PI	279,000
Fajardo & Luquillo, Puerto Rico	M,W	PLS	261,000
Pt. Washington, NY	L,S	A	239,000
Ann Arbor, MI	A	PLS	186,000
New Port Richey, FL	A	PI	179,000
Timonium, MD	M,W,S	PI	160,000
Ft. Myers, FL	A	PI	111,000
Pensacola, FL	A	PLS	98,000
Hauppauge, NY	M	PLS	75,000
Covina, CA	M,L	PLS	71,000
Putnam, CT	M	PI	63,000
Europe
Bad Kreuznach, Germany	A	PI	390,000
Portsmouth, U.K.	A	A	270,000
Crailsheim, Germany	A	PI	215,000
Ascoli, Buccinasco & Verona, Italy	A	A	189,000
Tipperary, Ireland	M	PI	178,000
Redruth, U.K.	M	PI	163,000
Ilfracombe, U.K.	M	PLS	125,000
Newquay, U.K.	M	PLS	110,000
Bazet, France	A	PI	96,000
Frankfurt, Germany	W,S	A	75,000
Saint Germain, France	L,W,S	A	60,000
Ternay, France	A	PI	33,000
Asia
Tsukuba, Japan	M,L,W	PI	122,000
LEASED:
Western Hemisphere
East Hills, NY	A	A	320,000
Cortland, NY	M,W	PI	111,000
Timonium, MD	M,W	PI	71,000
Baltimore, MD	W	PI	41,000
Covina, CA	W	PLS	40,000
Northborough, MA	M,W	A	38,000
Humacao, Puerto Rico	W	PLS	34,000
San Diego, CA	A	PI	26,000
Europe
Johannesburg, South Africa	W,S	PI	99,000
Madrid, Spain	L,W,S	A	44,000
Cergy, France	A	PLS	43,000
Ascoli, Italy	W	PLS	35,000
Asia
Beijing, China	M,W,S	PI	314,000
Melbourne & Somersby, Australia	A	A	102,000
Mumbai, Banglore, Pune & Bhiwandi, India	L,W,S	A	80,000
Tokyo, Osaka & Nagoya, Japan	L,S	A	47,000

(1) Definition of Principal Activities
M: Manufacturing activities
L: Laboratories for research & development and validation activities
W: Warehousing activities
S: Sales, marketing and administrative activities
A: All of the above
(2) Definition of Business Groups
PLS: Pall Life Sciences
PI: Pall Industrial
CS: Corporate and Shared Services
A: All of the above
ITEM 3. LEGAL PROCEEDINGS.
Federal Securities Class Actions:
     Four putative class action lawsuits were filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K. These lawsuits were filed between August 14, 2007 and October 11, 2007 in the United States District Court for the Eastern District of New York. By Order dated May 28, 2008, the Court consolidated the cases under the caption “In re Pall Corp,” No. 07-CV-3359 (E.D.N.Y.) (JS) (ARL), appointed a lead plaintiff and ordered that the lead plaintiff file a consolidated amended complaint. The lead plaintiff filed its consolidated amended complaint on August 4, 2008. The lead plaintiff seeks to act as representative for a class consisting of purchasers of the Company’s stock between April 20, 2007, and August 2, 2007, inclusive. The consolidated amended complaint names the Company, Eric Krasnoff and Lisa McDermott as defendants and alleges violations of Section 10(b) and 20(a) of the Exchange Act, as amended, and Rule 10b-5 promulgated by the Securities and Exchange Commission. It alleges that the defendants violated these provisions of the federal securities laws by issuing materially false and misleading public statements about the Company’s financial results and financial statements, including the Company’s income tax liability, effective tax rate, internal controls and accounting practices. The plaintiffs seek unspecified compensatory damages, costs and expenses. The Company moved to dismiss the consolidated amended complaint on September 19, 2008.
Shareholder Derivative Lawsuits:
     On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County relating to the tax matter described above. These actions purport to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs allege that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006 and the first three quarters of fiscal year 2007. The complaints seek unspecified compensatory damages on behalf of Pall Corporation, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints for failure to make a demand upon the Company’s board of directors, which motions were granted on April 30 and May 2, 2008. On September 19, 2008, the same two plaintiffs filed a derivative lawsuit in New York Supreme Court, Nassau County, which was served on the Company on September 26, 2008. This action purports to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter. In addition, the plaintiffs allege that the Board’s refusal of their demand to commence an action against the defendants was not made in good faith.
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
     The Company’s balance sheet at July 31, 2008 contains environmental liabilities of $14,749,000, which relate to the items discussed below. In the opinion of Company management, the Company is in substantial compliance with applicable environmental laws and regulatory orders and its accruals for environmental remediation are adequate at this time.
     Reference is also made to Note 13, Contingencies and Commitments, to the accompanying consolidated financial statements.
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
     In correspondence dated June 5, 2001, the State asserted that stipulated penalties in the amount of $142,000 were owed for a separate alleged violation of the Consent Judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request “under advisement,” pending the results of certain groundwater monitoring data. That data has been submitted to the Court, but no ruling has been issued.
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

     By letter dated June 15, 2007, the Michigan Department of Environmental Quality (“DEQ”) claimed Gelman was in violation of the Consent Judgment and related work plans due to its failure to operate a groundwater extraction well in the Evergreen Subdivision at the approved minimum purge rate. The DEQ sought to assess stipulated penalties. Gelman filed a Petition for Dispute Resolution with the court on July 6, 2007 contesting these penalties. Prior to the hearing on Gelman’s petition, the parties met and the DEQ agreed to waive these penalties in exchange for Gelman’s agreement to perform additional investigations in the area. The Court entered a Stipulated Order to this effect on August 7, 2007. Since then, Gelman has installed several monitoring wells requested by the State. Representatives of Gelman and the State met on December 10, 2007 to discuss the data obtained from these wells and to plan further investigative activities. These discussions are ongoing. On April 15, 2008, Gelman submitted two reports summarizing the results of the investigation to date. Gelman also submitted a “capture zone analysis” that confirmed that Gelman was achieving the cleanup objective for the Evergreen Subdivision system. On June 23, 2008, the State provided its response to these reports. The response also addressed outstanding issues regarding several other areas of the site. In its response, the State asked the Company to undertake additional investigation in the Evergreen Subdivision area and in other areas of the site to more fully delineate the extent of contamination. The State also asked the Company to capture additional contaminated groundwater in the Wagner Road area, near the Gelman property, unless the Company can show that it is not feasible to do so. Gelman proposed to the DEQ several modifications to the Consent Judgment on August 1, 2008 and met with the DEQ to discuss these modifications (and other outstanding issues) on September 15, 2008. The parties agreed that Gelman would prepare and submit to the DEQ an outline for modifications to the existing Consent Judgment (and Administrative Orders) by October 15, 2008 and that the parties would meet thereafter to discuss.
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
     On March 31, 2006, the FDEP requested that the Company investigate potential off-site migration of contaminants. Off-site contamination was identified and the FDEP was notified. On April 13, 2007, the FDEP reclassified the previously approved RAP as an Interim Source Removal Plan (“ISRP”) because a RAP can only be submitted after all contamination is defined.
     Pursuant to FDEP requirements, the Company installed additional on-site and off-site monitoring wells during 2006, 2007 and 2008. Groundwater analytical results have been provided to FDEP. Once the delineation has been declared complete by FDEP, the Company will complete and submit a Site Assessment Report Addendum, summarizing the soil and groundwater contamination, delineation and remediation.
     Active remediation through the fourth quarter of fiscal year 2008 was performed in accordance with work defined in the ISRP and addenda approved by FDEP. Additional remediation may be required to satisfy site closure requirements, which include (1) no free product contaminants, (2) shrinking or stable plumes, and (3) prevention of future exposure of the public or environment through recordation of restrictive covenants prohibiting groundwater use. The first two requirements will be demonstrated through groundwater monitoring; a local law firm is preparing restrictive covenants and assisting Pall management during preliminary discussions with the owners of adjacent properties.
     Once the contamination has been delineated and active remediation has stopped, groundwater sampling and analysis must continue for at least the legislative minimum of one year. After groundwater sampling is complete, a closure application will be submitted to FDEP.

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
     The Company met with NYSDEC representatives on April 12, 2007 to discuss a possible settlement of liability for OU-1 and for the contamination in the deep groundwater zone, termed OU-2. NYSDEC would not agree to settle OU-2 because a remedial investigation has not been completed. On October 23, 2007, NYSDEC requested submittal of a RD/RA Work Plan, which the Company submitted on December 20, 2007. The Company has pursued possible settlement of liability for OU-1 and met with NYSDEC again on November 30, 2007 to present a settlement framework. On December 20, 2007, the Company submitted a description of the settlement framework for NYSDEC’s further review. On April 15, 2008, the Company met with NYSDEC staff to discuss settlement terms and reached conceptual agreement on settlement for liability for OU-1. In an April 18, 2008 letter, NYSDEC confirmed its acceptance of the conceptual settlement. On August 13, 2008, the Company received for review and comment a proposed Consent Decree to settle this matter.
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
Hauppauge, New York:
     On December 3, 2004, a third-party action was commenced against the Company in the United States District Court for the Eastern District of New York in connection with groundwater contamination. In the primary action, plaintiff Anwar Chitayat (“Chitayat” or the “plaintiff”) seeks recovery against defendants Vanderbilt Associates and Walter Gross for environmental costs allegedly incurred, and to be incurred, in connection with the disposal of hazardous substances from property located in Hauppauge, New York (the “Site”). The Site is a property located in the same industrial park as a Company facility. Vanderbilt Associates is the prior owner of the site and Walter Gross was a partner in Vanderbilt Associates. Following Mr. Gross’ death in 2005, Barbara Gross was substituted as a third-party plaintiff. Ms. Gross claims that the Company is responsible for releasing hazardous substances into the soil and groundwater at its property, which then migrated to the Site, and seeks indemnification and contribution under Section 113 of CERCLA from third-party defendants, including the Company, in the event she is liable to Chitayat.

     Chitayat alleges that prior to 1985, Vanderbilt Associates leased the Site to Sands Textiles Finishers, Inc. for textile manufacturing and dry cleaning. Chitayat alleges that hazardous substances were disposed at the Site during the time period that Mr. Gross and Vanderbilt Associates owned and/or operated the Site, which migrated from the Site to surrounding areas. Chitayat alleges that in August 1998, he entered into a Consent Order with the NYSDEC which resulted in NYSDEC investigating the Site and developing a remediation plan, and required Chitayat to reimburse the State via a periodic payment plan. Chitayat alleges that the total response costs will exceed $3,000,000, and that he has incurred more than $500,000 in costs to date.
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
     While the motions were pending, the parties enlisted the aid of a mediator to negotiate a settlement of the case. The parties met with the mediator on July 30 through August 1, 2007, which resulted in a tentative settlement agreement, subject to drafting of definitive settlement documents. During the process of negotiating the settlement documents, a disagreement developed between the plaintiff and the primary defendants as to the terms of establishment of the settlement fund that had been agreed upon at the mediation. Although the plaintiff and the primary defendants continued in discussions for several months, this dispute has not been resolved. The discussions appear to have ceased and the proposed settlement has not yet been achieved.
     The summary judgment motions remains pending without a decision. On September 27, 2007, the Court issued a decision on the Company’s motions in limine to preclude testimony by the experts for plaintiff and third-party plaintiff Barbara Gross, granting the motions in part and denying them in part.
     If the settlement were completed as contemplated, the Company’s responsibility would be fixed and it would be released from further liability to the plaintiff or third-party plaintiffs. Because it is not completed, if the Company’s motion for summary judgment is denied, the case will continue. If that happens, the Company will remain subject to potential liability and an allocation of some portion of the response costs paid by plaintiff to the State of New York.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The Annual Meeting of Shareholders of the Company was held on May 28, 2008.

(b)	Proposal I — Election of Directors

Holders of 101,843,890 shares of common stock voted either in person or by proxy for the election of five directors. The number of votes cast for each nominee were as indicated below:

		Total vote
	Total vote for	withheld for
Director	each director	each director
Cheryl W. Grisé	100,219,528	1,624,362
John H. F. Haskell, Jr.	95,908,692	5,935,198
Katharine L. Plourde	94,196,422	7,647,468
Heywood Shelley	94,387,021	7,456,869
Edward Travaglianti	95,881,386	5,962,504
Directors whose term of office continues past the Annual Meeting of Shareholders are Ulric S. Haynes, Jr.; Edwin W. Martin, Jr.; Daniel J. Carroll, Jr.; Eric Krasnoff; Dennis N. Longstreet; and Edward L. Snyder.

(c)	Proposal II — Ratify the Appointment of KPMG LLP as Independent Registered Public Accounting Firm for Fiscal Year 2008.

The proposal was approved as follows:

Shares For	Shares Against	Abstain
98,169,846	2,708,966	965,078
Proposal III — Amendment of Pall Corporation Employee Stock Purchase Plan

The proposal was approved as follows:

Shares For	Shares Against	Abstain	Nonvotes
82,226,641	908,780	1,061,838	17,646,631
(d)	Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT

			First Appointed an
Name	Age(1)	Current Positions Held	Executive Officer
Eric Krasnoff(2)	56	Chairman and Chief Executive Officer	1986
Lisa McDermott	43	Chief Financial Officer and Treasurer	2006
Donald B. Stevens	63	President and President, Industrial	1994
Roberto Perez	59	Group Vice President and President, Life Sciences	2003
Sandra Marino	38	Senior Vice President and General Counsel	2008

(1)      Age as of September 22, 2008.
(2)      Mr. Krasnoff is a director of the Company and member of the board’s executive committee.
     None of the persons listed above is related.
     For more than the past five years, the principal occupation of persons listed above has been their employ by the registrant, except for Ms. Marino. Ms. Marino has been employed by the registrant since January 2005, as Corporate Counsel and Assistant Corporate Secretary. She was promoted to Corporate Secretary in March 2008 and Senior Vice President and General Counsel as of September 1, 2008. Prior to January 2005, she was employed as a corporate attorney at Carter Ledyard & Milburn LLP.
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

					Cash Dividends
	2008		2007		Declared Per Share
Price per share	High	Low	High	Low	2008	2007
Quarter: First	$44.55	$33.46	$32.20	$25.26	$0.24	$0.11
Second	42.26	33.37	35.57	30.58	0.12	0.12
Third	41.48	34.01	42.15	33.70	0.13	0.12
Fourth	43.19	34.33	49.00	38.43	0.13	—
     As of September 22, 2008 there were approximately 3,527 holders of record of the Company’s common stock. Dividends are paid when, as and if declared by the board of directors of the Company.
PERFORMANCE GRAPH
     The following graph compares the annual change in the cumulative total return on the Company’s common stock during the Company’s last five fiscal years with the annual change in the cumulative total return of the Standard & Poor’s Composite-500 Index and the Standard & Poor’s Industrial Machinery Index (which includes the Company). The graph assumes an investment of $100 on August 1, 2003 (the last trading day of the Company’s fiscal year 2003) and the reinvestment of all dividends paid during the last five fiscal years.

	1-Aug-03	30-Jul-04	29-Jul-05	31-Jul-06	31-Jul-07	31-Jul-08
Pall Corp.	$100	$103	$140	$120	$193	$191
S&P 500	$100	$114	$130	$137	$160	$142
S&P Industrial Machinery	$100	$130	$141	$147	$190	$174

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All right reserved.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of the Company’s common stock during the quarter ended July 31, 2008.

	(In thousands, except per share data)
			Total Number of	Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number		Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
May 1, 2008 to May 31, 2008	1,136	$35.23	1,136	$230,021
June 1, 2008 to June 30, 2008	—	—	—
July 1, 2008 to July 31, 2008	782	39.16	782	$199,382

Total	1,918	$36.83	1,918

(1)	On October 14, 2004, the Company’s board of directors authorized the expenditure of up to $200,000 for the repurchase of shares of the Company’s common stock. On November 15, 2006, the board authorized an additional expenditure of $250,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the fourth quarter of fiscal year 2008, the Company purchased 1,918 shares in open-market transactions at an aggregate cost of $70,639, with an average price per share of $36.83. Total repurchases in fiscal year 2008 were 4,056 shares at an aggregate cost of $148,850, with an average price per share of $36.70. The aggregate cost of repurchases in fiscal years 2007 and 2006 was $61,795 (1,586 shares at an average price per share of $38.98) and $100,727 (3,556 shares at an average price per share of $28.33), respectively. As of July 31, 2008, $199,382 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

During the fourth quarter and full year of fiscal year 2008, 7 shares were traded in by employees in payment of stock option exercises at an average price of $41.84 per share and an aggregate cost of $293.

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

(In millions, except per share data)	2008		2007		2006		2005		2004
RESULTS FOR THE YEAR:
Net sales	$2,571.6		$2,249.9		$2,016.8		$1,902.3		$1,770.7
Cost of sales	1,360.8		1,190.5	(a)	1,072.8	(a)	978.9	(a)	899.1

Gross profit	1,210.8		1,059.4		944.0		923.4		871.6
Selling, general and administrative expenses	749.5		675.0		641.0		621.4		583.5
Research and development	71.6		62.4		57.3		56.2		57.3
Restructuring and other charges, net	31.5		22.4		12.3		38.8		12.5
Interest expense, net	32.6		39.1		30.2		30.0		23.6

Earnings before income taxes	325.6		260.5		203.2		177.0		194.7
Provision for income taxes	108.3		133.0		151.1		63.3		71.0

Net earnings	$217.3	(b)	$127.5	(b)	$52.1	(b)	$113.7		$123.7

Earnings per share:
Basic	$1.77		$1.04		$0.42		$0.91		$0.98
Diluted	1.76		1.02		0.41		0.91		0.98
Dividends declared per share	0.62		0.35		0.43		0.39		0.36

Capital expenditures	$123.9		$97.8		$96.0		$86.2		$61.3
Depreciation and amortization of long-lived assets	$93.2		$94.0		$95.7		$90.9		$88.9

YEAR-END POSITION:
Working capital	$1,085.7	(c)	$774.2		$653.3		$598.1		$542.7
Property, plant and equipment, net	663.0		607.9		621.0		608.8		600.4
Total assets	2,956.7		2,708.8		2,461.3		2,185.3		2,112.7
Long-term debt, net of current portion	747.1		591.6		640.0		510.2		488.7
Total liabilities	1,817.5		1,648.2		1,524.2		1,193.2		1,179.2
Stockholders’ equity	1,139.2		1,060.6		937.1		992.1		933.5

a)	Includes $2.8, $1.7 and $0.8 of adjustments recorded in cost of sales in fiscal years 2007, 2006 and 2005, respectively. The adjustments include a one-time purchase accounting adjustment to record, at market value, inventory acquired from the BioSepra® Process Division (“BioSepra”) of Ciphergen Biosystems, Inc. This resulted in a $2.4 increase in acquired inventories in fiscal year 2005, in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), in the opening balance sheet and an increase in cost of sales of $0.6, $0.9 and $0.8 in fiscal years 2007, 2006 and 2005, respectively, concurrent with the sale of a portion of the underlying inventory. The adjustment is considered non-recurring in nature because, although the Company acquired the manufacturing operations of BioSepra, this adjustment was required by SFAS No. 141 as an elimination of the manufacturing profit in inventory acquired from BioSepra and subsequently sold in the period. The adjustments recorded in cost of sales also reflect $2.2 and $0.8 in fiscal years 2007 and 2006, respectively, primarily comprised of incremental depreciation from the planned early retirement of certain fixed assets recorded in conjunction with the Company’s facilities rationalization initiatives in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

b)	Effective August 1, 2005, the Company adopted SFAS 123(R), Share Based Payment (“SFAS No. 123(R)”). The years ended July 31, 2008, July 31, 2007 and July 31, 2006 include stock-based compensation expense related to stock options and the employee stock purchase plan of $5.2, $4.7 and $7.2, respectively, after pro forma tax effect (4, 4 and 6 cents per share, respectively).

c)	Non-cash working capital at July 31, 2008 has been impacted by the adoption of a new accounting standard, FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). Consistent with the provisions of FIN No. 48, the Company has reclassified certain tax related assets and liabilities from current to non-current. Such reclassifications had the effect of increasing non-cash working capital at July 31, 2008 by approximately $137.0.

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
     The matters discussed in this Annual Report on Form 10-K contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in this and other written and oral reports are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. All statements regarding future performance, earnings projections, earnings guidance, management’s expectations about its future cash needs and effective tax rate, and other future events or developments are forward-looking statements. Such risks and uncertainties included, but are not limited to, those discussed in Part I, Item 1A, Risk Factors” in this Form 10-K. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them.
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

     Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. The Company performs goodwill impairment tests at least annually, including whenever events or circumstances indicate impairment might have occurred. In response to changes in industry and market conditions, the Company may strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. Based on impairment tests performed, there was no impairment of goodwill in fiscal years 2008, 2007 and 2006.
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

     Pension expense associated with the Company’s defined benefit plans was $25,363 in fiscal year 2008, which was based on a weighted average discount rate of 5.70% (calculated using the projected benefit obligation) and a weighted average expected long-term rate of return on plan assets of 6.63% (calculated using the fair value of plan assets).
     The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. If the expected long-term rate of return on plan assets was reduced by 50 basis points, projected pension expense in fiscal year 2008 would have increased approximately $1,300.
     The objective of the discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. The Company’s methodology for selecting the discount rate for the U.S. plans as of July 31, 2008 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The discount rate assumption for non-U.S. plans reflects the market rate for high-quality, fixed-income debt instruments. Both discount rate assumptions are based on the expected duration of benefit payments for each of the Company’s pension plans as of the annual measurement date and is subject to change each year. If the weighted average discount rate was reduced by 50 basis points, pension expense in fiscal year 2008 would have increased by approximately $2,500.
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
Results of Operations 2008 Compared with 2007
Review of Consolidated Results
     Sales for the fiscal year 2008 increased 14.3% to $2.6 billion from $2.2 billion in fiscal year 2007. Exchange rates increased reported sales by $159,134, primarily due to the weakening of the U.S. dollar against the Euro, the British Pound, the Yen and various other Asian currencies. In local currency (i.e., had exchange rates not changed year over year), sales increased 7.2%. Increased pricing achieved in both the Life Sciences and Industrial segments contributed 1% to overall sales growth in the year and, as such, the overall volume increase was 6.2%.
     Life Sciences segment sales increased 4.5% (in local currency), attributable to growth in the BioPharmaceuticals market, partly offset by a slight decrease in the Medical market. Industrial segment sales increased 9% (in local currency) driven by growth in the Energy, Water & Process Technologies market (formerly General Industrial) and Aerospace & Transportation markets, partially offset by decreased sales in the Microelectronics market. Overall systems sales increased 26.4%, representing 12.4% of total sales in fiscal year 2008 compared to 10.4% in fiscal year 2007, primarily attributable to strong sales in the BioPharmaceuticals, Energy, Water & Process Technologies and Aerospace & Transportation markets. Company management expects overall sales in local currency to increase in the range of 5% — 6.5% in fiscal year 2009 compared to fiscal year 2008, with growth rates in both Life Sciences and Industrial falling within that range. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

     Gross margin, as a percentage of sales, was 47.1% in fiscal year 2008 on par with fiscal year 2007. Improved pricing in both segments contributed approximately 50 basis points in margin. Gross margin has been favorably impacted by a change in market mix within consumables in the Life Sciences segment, improved profitability on certain systems sales in the Industrial segment and savings generated from the Company’s facilities rationalization initiative and other manufacturing cost reduction and efficiency programs, including lean initiatives to improve labor productivity, that dampened estimated inflationary pressures on manufacturing costs. These factors were offset by the impact of a shift in product mix, to a higher percentage of systems sales (about 12.4% compared to 10.4% in fiscal year 2007), which are typically at lower margins than consumables, mix change within consumables to lower margin products in Industrial, and incremental costs related to the facilities rationalization initiative. The Company continued to make progress on its facilities rationalization initiative and in fiscal year 2008 completed the closure of a plant in Waldstetten, Germany. For a detailed discussion of gross margin by segment, refer to the section “Review of Operating Segments” below. Company management is targeting gross margin to be about 48.5% in fiscal year 2009, as expected pricing increases and surcharges as well as continued efficiencies from the Company’s cost reduction initiatives are expected to more than offset inflationary pressures on operating costs.
     Selling, general and administrative (“SG&A”) expenses in fiscal year 2008 increased by $74,514, or about 11% (approximately 5% in local currency). As a percentage of sales, SG&A expenses decreased to 29.1% from 30% in fiscal year 2007. The decrease in SG&A as a percentage of sales reflects the leveraging of growth in sales, and the impact of cost reduction initiatives, including the initiative to optimize the Company’s European operations (“EuroPall”) partly offset by the impact of increased selling related expenses in the Industrial segment and an increase in Corporate expenses primarily attributable to increased professional fees related to tax and audit services as well as the addition of tax and treasury function personnel. In fiscal year 2007, the Company launched the equivalent of the EuroPall program in the Western Hemisphere (“AmeriPall”). This program is in the early implementation phase with the majority of the impact expected in fiscal year 2009 and beyond. In fiscal year 2009, Company management is expecting SG&A expenses, as a percentage of sales to be about 29%.
     Research and development (“R&D”) expenses were $71,647 in fiscal year 2008 compared to $62,414 in fiscal year 2007, up about 15% year over year (approximately 13% in local currency). As a percentage of sales, R&D expenses were 2.8% on par with fiscal year 2007. In fiscal year 2009, Company management expects R&D expenses to increase approximately 15-20%.
     In fiscal year 2008, the Company recorded restructuring and other charges (“ROTC”) of $31,538. ROTC in the year was primarily comprised of legal and other professional fees related to matters that were under inquiry by the audit committee (see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K). Additionally, ROTC includes severance and other exit costs related to the Company’s on-going cost reduction initiatives (including its facilities rationalization, EuroPall and AmeriPall initiatives), as well as an increase to previously established environmental reserves. Such charges were partly offset by the reversal of excess restructuring reserves recorded in the Company’s consolidated statements of earnings in fiscal years 2007, 2006 and 2005.

     In fiscal year 2007, the Company recorded ROTC of $22,352, primarily related to the Company’s on-going cost reduction initiatives (including its facilities rationalization, EuroPall and AmeriPall initiatives). The ROTC recorded in fiscal year 2007 was primarily comprised of severance, impairment charges related to the planned disposal of buildings and early retirement of certain long-lived assets, and other costs in connection with such initiatives. Additionally, the charges in fiscal year 2007 include an increase to previously established environmental reserves. Such charges were partly offset by the gain on the sale of the Company’s corporate headquarters, an insurance settlement related to an environmental matter, and the reversal of excess restructuring reserves recorded in the Company’s consolidated statements of earnings in fiscal years 2006 and 2005.
     The details of ROTC for the years ended July 31, 2008, July 31, 2007 and July 31, 2006 can be found in Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.
     The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2008, 2007, 2006 and 2005:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2008
Original charge	$8,814	$3,110	$11,924
Utilized	(8,059)	(2,849)	(10,908)
Other changes (a)	220	6	226

Balance at Jul. 31, 2008	$975	$267	$1,242

2007
Original charge (b)	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (a)	611	9	620

Balance at July 31, 2007	16,548	757	17,305
Utilized	(13,994)	(727)	(14,721)
Reversal of excess reserves (c)	(297)	(65)	(362)
Other changes (a)	1,281	57	1,338

Balance at Jul. 31, 2008	$3,538	$22	$3,560

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191

Balance at July 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (c)	(1,385)	(40)	(1,425)
Other changes (a)	126	2	128

Balance at July 31, 2007	2,325	6	2,331
Utilized	(1,414)	(6)	(1,420)
Reversal of excess reserves (c)	(56)	—	(56)
Other changes (a)	(4)	—	(4)

Balance at Jul. 31, 2008	$851	$—	$851

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (c)	(1,905)	(96)	(2,001)
Other changes (a)	57	3	60

Balance at July 31, 2006	3,915	13	3,928
Utilized	(2,531)	—	(2,531)
Reversal of excess reserves (c)	(811)	(15)	(826)
Other changes (a)	31	2	33

Balance at Jul. 31, 2007	604	—	604
Utilized	(442)	—	(442)
Reversal of excess reserves (c)	(164)	—	(164)
Other changes (a)	2	—	2

Balance at Jul. 31, 2008	$—	$—	$—

(a)	Other changes primarily reflect translation impact.

(b)	Excludes $757 related to pension liabilities.

(c)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2007, 2006 and 2005.
     Earnings before interest and income taxes (“EBIT”) were $358,131 in fiscal year 2008 compared to $299,585 in fiscal year 2007 reflecting the factors discussed above. As a percentage of sales, EBIT was 13.9% compared to 13.3% in fiscal year 2007.
     Net interest expense in fiscal year 2008 decreased to $32,576 from $39,056 in fiscal year 2007. The decline in net interest expense was principally attributable to a decrease in the amount of interest expense recorded due to a payment of $135,000 to the IRS related to the tax matter (for discussion of tax matter see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K) partly offset by increased interest expense primarily related to higher debt levels in the U.S. compared to the same period last year.
     In fiscal year 2008, the Company’s effective tax rate was 33.2% as compared to 51.1% in fiscal year 2007. The decrease in the effective tax rate was primarily due to charges taken in fiscal year 2007 for the net tax cost of the anticipated repatriation of approximately $160,000 of foreign earnings and additional taxes provided on intercompany transactions net of an increase related to the mix of foreign earnings. The effective tax rate in fiscal year 2008 includes charges resulting from new tax legislation in certain foreign jurisdictions and an incremental tax expense of $2,436 related to cash repatriated in fiscal year 2008 under the plan discussed above. In fiscal year 2009, Company management expects its effective tax rate to start to improve compared to fiscal year 2008. See Note 10, Income Taxes, to the accompanying consolidated financial statements for further details on the components of the Company’s effective tax rate.
     Net earnings in fiscal year 2008 were $217,279, or $1.76 per share, compared with net earnings of $127,497, or $1.02 per share in fiscal year 2007. In summary, net earnings reflect the growth in EBIT, a decrease in net interest expense and a decrease in the effective tax rate. Company management estimates that foreign currency translation increased net earnings by approximately 14 cents per share in the year. In fiscal year 2009, Company management expects earnings per share to be in the range of $2.15 — $2.30. This range contemplates an expectation that the acquisition of GeneSystems will be dilutive to earnings by 3 — 5 cents but does not include items that would be classified as restructuring and other charges, including any In Process Research and Development charge that the Company may record related to the GeneSystems acquisition.

Review of Operating Segments
     The following table presents sales and operating profit by segment for the fiscal years ended July 31, 2008 and July 31, 2007.

		%			%	%
	2008	Margin	2007		Margin	Change
SALES:
Life Sciences	$975,231		$880,187			10.8
Industrial	1,596,414		1,369,718			16.6

Total	$2,571,645		$2,249,905			14.3

OPERATING PROFIT:
Life Sciences	$197,774	20.3	$165,286		18.8	19.7
Industrial	245,855	15.4	204,114		14.9	20.4

Total operating profit	443,629	17.3	369,400		16.4	20.1
General corporate expenses	53,960		44,718			20.7

Earnings before ROTC, interest expense, net and income taxes	389,669	15.2	324,682	(a)	14.4	20.0
ROTC	31,538		25,097	(a)
Interest expense, net	32,576		39,056

Earnings before income taxes	$325,555		$260,529

(a)	Included in ROTC, for the purposes of evaluation of segment profitability, are other adjustments recorded in cost of sales of $2,745 for the year ended July 31, 2007. Such adjustments include incremental depreciation and other adjustments recorded primarily in conjunction with the Company’s facilities rationalization initiative.
     Life Sciences:
     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the fiscal years ended July 31, 2008 and July 31, 2007:

		% of		% of
	2008	Sales	2007	Sales
Sales	$975,231		$880,187
Cost of sales	473,298	48.5	432,190	49.1

Gross margin	501,933	51.5	447,997	50.9
SG&A	263,233	27.0	248,851	28.3
R&D	40,926	4.2	33,860	3.8

Operating profit	$197,774	20.3	$165,286	18.8

     The tables below present sales by market and geography within the Life Sciences segment for the fiscal years ended July 31, 2008 and July 31, 2007, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	2008	2007	Change	Impact	Currency
By Market
Medical	$491,798	$475,369	3.5	$20,483	(0.9)
BioPharmaceuticals	483,433	404,818	19.4	35,071	10.8

Total Life Sciences	$975,231	$880,187	10.8	$55,554	4.5

By Geography
Western Hemisphere	$379,591	$377,301	0.6	$1,432	0.2
Europe	469,450	391,500	19.9	44,905	8.4
Asia	126,190	111,386	13.3	9,217	5.0

Total Life Sciences	$975,231	$880,187	10.8	$55,554	4.5

     Life Sciences segment sales increased 4.5% in fiscal year 2008 compared to fiscal year 2007. Overall, increased pricing in the Medical and BioPharmaceuticals markets contributed 1.8% to sales growth in the year, and as such, the overall volume increase was 2.7%. Life Sciences represented approximately 38% of total sales in fiscal year 2008 compared with 39% in fiscal year 2007.
     Within Life Sciences, Medical market sales, which represented approximately one-half of Life Sciences sales, were down 0.9% reflecting a 5.5% decrease in Blood Filtration, the largest market served by Medical. Increases in the BioSciences and Hospital markets of 3.7% and 4.5%, respectively, partly mitigated this impact.
     The decrease in the Blood Filtration market primarily relates to decreased volume to several major customers as they have transitioned to alternate suppliers at the natural end of their contractual commitments or as a result of a new tender process. This has been partially offset with a price increase. The increase in the BioSciences market was primarily driven by 2.8% growth in Original Equipment Manufacturer (“OEM”) sales (contributed by Europe and Asia) and 5.1% growth in Laboratory sales (contributed by all geographies, with Europe the strongest). The increase in OEM sales was largely attributable to drug delivery products in France, as well as new business in Scandinavia. Key growth drivers in the Laboratory market were new product initiatives in life sciences research and laboratory water. The growth in Hospital sales was primarily driven by increased Aquasafe and breathing filter sales in the Western Hemisphere and Asia, specifically in Japan. Company management expects overall Medical sales to increase in the low-single digit range in fiscal year 2009 compared to fiscal year 2008.
     BioPharmaceuticals sales increased 10.8%, as systems sales increased about 41% compared to fiscal year 2007, and consumables sales grew 8%. By geography, growth was led by Europe (+15.4%), the Company’s largest geographic BioPharmaceuticals market, accompanied by increases in the Western Hemisphere (+3.9%) and Asia (+7.8%). The growth in systems sales primarily reflects investment by the biotechnology sector in the Western Hemisphere and Europe as the Company’s Total Fluid Managementsm strategy presents many opportunities for growth in the BioPharmaceuticals market. The growth in consumables sales was attributable to growth in Europe and Asia of approximately 15% and 5%, respectively, partly offset by a decrease of about 4% in the Western Hemisphere caused by sales downturns and inventory reduction programs in certain large U.S. biotechnology customers. Overall, key products driving growth are the Company’s virus removal filters for biotechnology and plasma derived therapeutics, its increasing portfolio of single-use processing technologies including the Kleenpak connector, and its Chromatography portfolio for both systems and consumables. Company management continued to see strong investment in systems and new manufacturing facilities globally. Continuing customer investment in new manufacturing capacity is providing future growth opportunities in consumable sales as these new plants progressively come on stream. For fiscal year 2009, Company management expects double-digit sales growth in the BioPharmaceuticals market compared to fiscal year 2008.
     Life Sciences gross margins increased 60 basis points to 51.5% from 50.9% in fiscal year 2007. The improvement in gross margins was principally driven by improved pricing that contributed approximately 80 basis points in margin, a change in market mix within consumables (46% of total Life Sciences consumable sales were in the higher margin BioPharmaceuticals market compared to 43.5% in fiscal year 2007), an improvement in systems margins and savings generated from cost reduction initiatives which dampened estimated inflationary pressures on manufacturing and related overhead costs. These factors were partly offset by a shift in product mix, to a higher percentage of systems sales (about 5.4% of total Life Sciences sales compared to 3.9% in fiscal year 2007) which are generally at lower margins than consumables.
     SG&A expenses in fiscal year 2008 increased by $14,382, or about 6% (almost 1% in local currency), compared to fiscal year 2007. SG&A as a percentage of sales decreased to 27% from 28.3% in fiscal year 2007. The decrease in SG&A as a percentage of sales reflects the impact of the Company’s cost reduction and efficiency initiatives and the leveraging of growth in sales.
     R&D expenses were up about 21% (approximately 19% in local currency) at $40,926 compared to $33,860 in fiscal year 2007. As a percentage of sales, R&D expenses were 4.2% compared to 3.8% in fiscal year 2007. Increased spending reflects investments in both Medical and BioPharmaceuticals projects, including prion and cell harvesting.
     As a result of the above factors, operating profit dollars increased about 20% to $197,774 and operating margin improved to 20.3% from 18.8% in fiscal year 2007.

     Industrial:
     Presented below are summary Statements of Operating Profit for the Industrial segment for the fiscal years ended July 31, 2008 and July 31, 2007:

		% of		% of
	2008	Sales	2007	Sales
Sales	$1,596,414		$1,369,718
Cost of sales	887,512	55.6	755,614	55.2

Gross margin	708,902	44.4	614,104	44.8
SG&A	432,326	27.1	381,436	27.8
R&D	30,721	1.9	28,554	2.1

Operating profit	$245,855	15.4	$204,114	14.9

     The tables below present sales by market and geography within the Industrial segment for the fiscal years ended July 31, 2008 and July 31, 2007, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	2008	2007	Change	Impact	Currency
By Market
Energy, Water & Process Technologies	$981,291	$821,957	19.4	$72,644	10.6
Aerospace & Transportation	306,571	254,675	20.4	14,498	14.7
Microelectronics	308,552	293,086	5.3	16,438	(0.3)

Total Industrial	$1,596,414	$1,369,718	16.6	$103,580	9.0

By Geography
Western Hemisphere	$431,068	$398,428	8.2	$3,297	7.4
Europe	637,533	536,094	18.9	64,388	6.9
Asia	527,813	435,196	21.3	35,895	13.0

Total Industrial	$1,596,414	$1,369,718	16.6	$103,580	9.0

     Industrial segment sales grew 9% in fiscal year 2008, driven by growth in the Energy, Water & Process Technologies and Aerospace & Transportation markets, while sales in the Microelectronics market were down slightly. Overall, increased pricing contributed about 0.5% to the overall sales growth in the year and as such, the overall volume growth was 8.5%.
     Industrial systems sales increased 23.9% compared to fiscal year 2007. The Company’s Total Fluid Managementsm strategy presents many opportunities for growth in this regard. All markets in Industrial with the exception of the energy-related market contributed to the growth in systems sales (Municipal Water, Aerospace & Transportation and Food & Beverage markets were the most significant contributors). Industrial consumables sales grew 6.5%, with all markets contributing with the exception of Microelectronics. Industrial represented about 62% of total sales in fiscal year 2008 compared with 61% in fiscal year 2007. Company management expects overall Industrial sales to increase in the mid-single digit range for all three markets in fiscal year 2009 compared to fiscal year 2008.
     Within the Industrial segment, Energy, Water & Process Technologies market sales, which account for about 61% of the Industrial segment, were up 10.6%, with all markets contributing to this gain.

     Municipal Water sales, which are primarily comprised of systems, increased 36.6% compared to fiscal year 2007, generated by strong growth in all geographies. Sales growth in the Western Hemisphere of 24.9% was primarily attributable to increasing numbers of surface water treatment projects driven by government regulations. In Europe, sales growth of 21.8% was driven by surface water treatment in the United Kingdom, sales of leachate treatment systems to developing countries in Eastern Europe and North Africa, and OEM cartridge sales in France and Germany. In Asia, sales increased just over 160% driven by drought-related projects in Australia and sales of leachate treatment systems in various countries in the region.
     Sales in the energy-related market increased 7.8% reflecting growth in consumables in all geographies partly offset by a decline in systems sales. The decrease in systems sales reflects a decline in Europe due to particularly strong sales growth last year, partly offset by growth in the Western Hemisphere and Asia. Market opportunities and growth drivers in the energy-related market include alternative energy, including wind and coal gasification.
     Food and Beverage sales were up 5.5% reflecting double-digit growth in systems sales (contributed by Europe and Asia) and low-single digit growth in consumables (all geographies contributing). Sales in Europe, the Company’s largest geographic Food & Beverage market, were up about 4%. Sales growth in Europe reflects the sale of a water system in Hungary and a large sale to a brewery in Romania to provide for all their filtration needs. In general, key growth drivers in Europe include sales of OenoFlow product to the wine market, Aria systems for process water and expanding sales to the beer market. In Asia, sales increased in the low double-digit range attributable to the overall growth in this region in various countries. In the Western Hemisphere, sales increased in the low-single digit range.
     Sales in the Industrial Manufacturing market increased 10% generated by growth in all geographies, with the most significant growth achieved in Asia. Demand in the metal and mining sectors were key growth drivers.
     Aerospace & Transportation sales increased 14.7% with all markets contributing to this gain. The growth in Military sales (+15.4%) was primarily driven by strong growth in Asia, where sales increased 72.4% primarily related to a large water systems project with the Australian military. The growth in Military sales in the year also reflects CH-47 helicopter upgrade projects in the Western Hemisphere. The growth in the Commercial portion of this market (+14.5%) primarily reflects strong after-market sales and increased OEM sales generated by an increase in airframe build rates. The increase in the Transportation market (+13.8%) was driven by demand in the construction and mining equipment sectors.
     Microelectronics sales decreased slightly as a decline in the Western Hemisphere was partly offset by low single-digit growth in Europe as well as in Asia, the Company’s largest geographic Microelectronics’ market. Overall, the sales decrease in the year reflects tough comparables against the strong growth achieved in fiscal year 2007 and the current cyclical downturn in the semiconductor market, which impacted OEM sales. These factors were partly mitigated by sales growth in the thin film rigid disc, inkjet, solar cell and home server markets.
     Industrial gross margins decreased 40 basis points to 44.4% from 44.8% in fiscal year 2007. The decrease in gross margins reflects the impact of a shift in product mix (systems sales were 16.8% of total Industrial sales compared to 14.6% in fiscal year 2007) and market mix within consumables, and incremental costs in Europe related to the facilities rationalization initiative. These negative impacts were partially offset by improved profitability of certain systems sales (some of which is related to standardization of systems and product portfolio rationalization), improved pricing that contributed about 20 basis points in margin and the impact of the Company’s manufacturing cost reduction programs, which dampened the estimated inflation of manufacturing costs.
     SG&A expenses increased by $50,890, or about 13% (approximately 6% in local currency) compared to fiscal year 2007. The increase in SG&A reflects an increase in selling related costs. SG&A expenses improved to 27.1% as a percentage of sales from 27.8% in fiscal year 2007. The improvement in SG&A as a percentage of sales reflects the impact of cost reduction and efficiency initiatives and the leveraging of growth in sales offset by the impact of increased selling expenses.
     R&D expenses were up about 8% (approximately 5% in local currency) at $30,721 compared to $28,554 in fiscal year 2007. As a percentage of sales, R&D expenses were 1.9% compared to 2.1% in fiscal year 2007. Increased spending in dollars reflects investments in new technologies across various markets within Industrial.
     As a result of the above factors, operating profit dollars increased about 20% to $245,855 and operating margin was 15.4% compared with 14.9% in fiscal year 2007.

     Corporate:
     Corporate expenses increased by $9,242, or about 21% to $53,960 from $44,718 in fiscal year 2007. The increase in Corporate expenses primarily reflects the addition of tax and treasury function personnel and increased professional fees related to tax and audit services.
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
     Life Sciences segment sales increased 7% (in local currency) attributable to growth in both the BioPharmaceuticals and Medical markets. Industrial segment sales increased 8.7% (in local currency) with all markets contributing to the growth. Overall systems sales increased 25.8%, representing 10.4% of total sales in fiscal year 2007 compared to 8.9% in fiscal year 2006, primarily attributable to strong sales in the Energy, Water & Process Technologies market.
     Gross margin, as a percentage of sales, was 47.1% in fiscal year 2007 compared to 46.8% in fiscal year 2006. The improvement in gross margin reflects an overall increase in pricing of about 0.5%, driven by both segments which contributed approximately 14 basis points to gross margin, and savings generated from the Company’s facilities rationalization initiatives. In fiscal year 2007, the Company completed the outsourcing and closure of plants in Hamburg and Rostock, Germany and a plant in Ternay, France and also announced the closure of a plant in Waldstetten, Germany. Additionally, gross margin has been favorably impacted by the Company’s many manufacturing continuous improvement initiatives, including lean initiatives to improve labor productivity (and, therefore, reduce labor cost), and cost reduction initiatives focused on procurement improvements to reduce direct material and freight costs and movement of certain activities to lower cost countries to also reduce labor costs. In addition, initiatives to improve the profitability of systems sales included product rationalization of less profitable systems. These factors are partly offset by the impact of the significant growth in systems sales, which typically have lower margins than consumables, and incremental costs related to the facilities rationalization initiative that include incremental depreciation (on assets to be retired earlier than originally estimated) and training.
     SG&A expenses in fiscal year 2007 increased by $33,975, or about 5% (approximately 2% in local currency). As a percentage of sales, SG&A expenses decreased to 30% from 31.8% in fiscal year 2006 reflecting cost controls combined with increasing sales. The Company continued a major initiative, begun in fiscal year 2006, to optimize its European operations (“EuroPall”) with the objective of delivering improvements in profitability, with much of the benefit showing through in fiscal year 2007. In fiscal year 2007, the Company launched the equivalent of this program in the Western Hemisphere (“AmeriPall”). The objectives of these initiatives are to revamp the Company’s shared service and corporate infrastructure to create more efficient operations at a reduced cost.
     R&D expenses were $62,414 in fiscal year 2007 compared to $57,371 in fiscal year 2006, up just under 9% year over year (approximately 7% in local currency). As a percentage of sales, R&D expenses were 2.8%, on par with fiscal year 2006.
     In fiscal year 2007, the Company recorded ROTC of $22,352, primarily related to the Company’s on-going cost reduction initiatives (including its facilities rationalization, EuroPall and AmeriPall initiatives). The ROTC recorded in fiscal year 2007 was primarily comprised of severance, impairment charges related to the planned disposal of buildings and early retirement of certain long-lived assets, and other costs in connection with such initiatives. Additionally, the charges in fiscal year 2007 include an increase to previously established environmental reserves. Such charges were partly offset by the gain on the sale of the Company’s corporate headquarters, an insurance settlement related to an environmental matter, and the reversal of excess restructuring reserves recorded in the accompanying consolidated statement of earnings for fiscal year 2006.
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

     The details of ROTC for the years ended July 31, 2007 and July 31, 2006 can be found in Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.
     EBIT in fiscal year 2007 increased about 28% to $299,585 from $233,353 in fiscal year 2006. The increase in EBIT reflects the factors discussed above.
     Net interest expense in fiscal year 2007 increased to $39,056 from $30,123 in fiscal year 2006. The comparison of net interest expense compared to fiscal year 2006 reflects an increase in interest expense of approximately $14,600 related to the tax matter (for discussion of tax matter see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K). The impact of a reduction in average net debt levels as compared to fiscal year 2006 and a slight decrease in interest rates, due to the movement of debt to lower interest rate countries in the fourth quarter of fiscal year 2006, partly offset the above.
     In fiscal year 2007, the Company’s effective tax rate was 51.1% as compared to 74.3% in fiscal year 2006. The decrease in the effective tax rate was primarily due to an incremental provision for income taxes in fiscal year 2006 related to $398,000 of foreign earnings intended to qualify for repatriation under the Homeland Investment Act and unpaid intercompany balances that resulted from sales of products by a foreign subsidiary of the Company to a U.S. subsidiary of the Company that gave rise to deemed dividend income (see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K for further details). These decreases were partially offset by a charge taken in fiscal year 2007 for the net tax cost of the anticipated repatriation of approximately $160,000 of foreign earnings which had previously been asserted to be indefinitely reinvested (see Note 10, Income Taxes, to the accompanying consolidated financial statements for further details) and a change in estimate in fiscal year 2007 of the amount of profit the Company expects to derive in Puerto Rico in light of the repeal of benefits previously realized by the Company under Section 936 of the Internal Revenue Code and attendant revisions by the IRS of audit practices. See Note 10, Income Taxes, to the accompanying consolidated financial statements for further details on the components of the Company’s effective tax rate.
     Net earnings in fiscal year 2007 were $127,497, or $1.02 per share, compared with net earnings of $52,140, or 41 cents per share in fiscal year 2006. In summary, the increase in net earnings reflects the increase in EBIT and a decrease in income taxes as discussed above. These factors were partly offset by an increase in net interest expense as discussed above. Company management estimates that foreign currency translation increased net earnings by approximately 4 cents per share.
Review of Operating Segments
     The following table presents sales and operating profit by segment for the fiscal years ended July 31, 2007 and July 31, 2006.

		%		%	%
	2007	Margin	2006	Margin	Change
SALES:
Life Sciences	$880,187		$796,305		10.5
Industrial	1,369,718		1,220,525		12.2

Total	$2,249,905		$2,016,830		11.6

OPERATING PROFIT :
Life Sciences	$165,286	18.8	$138,439	17.4	19.4
Industrial	204,114	14.9	150,596	12.3	35.5

Total operating profit	369,400	16.4	289,035	14.3	27.8
General corporate expenses	44,718		41,689		7.3

Earnings before ROTC, interest expense, net and income taxes (a)	324,682	14.4	247,346	12.3	31.3
ROTC (a)	25,097		13,993
Interest expense, net	39,056		30,123

Earnings before income taxes	$260,529		$203,230

(a)	Included in ROTC, for the purposes of evaluation of segment profitability, are other adjustments recorded in cost of sales of $2,745 and $1,667 for the year ended July 31, 2007 and July 31, 2006, respectively. Such adjustments include incremental depreciation and other adjustments recorded primarily in conjunction with the Company’s facilities rationalization initiative.

     Life Sciences:
     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the fiscal years ended July 31, 2007 and July 31, 2006:

		% of		% of
	2007	Sales	2006	Sales
Sales	$880,187		$796,305
Cost of sales	432,190	49.1	401,224	50.4

Gross margin	447,997	50.9	395,081	49.6
SG&A	248,851	28.3	225,054	28.3
R&D	33,860	3.8	31,588	4.0

Operating profit	$165,286	18.8	$138,439	17.4

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
     SG&A expenses in fiscal year 2007 increased by $23,797, or about 11%. SG&A expenses were 28.3% as a percentage of sales, on par with fiscal year 2006.
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
     Industrial:
     Presented below are summary Statements of Operating Profit for the Industrial segment for the fiscal years ended July 31, 2007 and July 31, 2006:

		% of		% of
	2007	Sales	2006	Sales
Sales	$1,369,718		$1,220,525
Cost of sales	755,614	55.2	669,859	54.9

Gross margin	614,104	44.8	550,666	45.1
SG&A	381,436	27.8	374,287	30.7
R&D	28,554	2.1	25,783	2.1

Operating profit	$204,114	14.9	$150,596	12.3

     The tables below present sales by market and geography within the Industrial segment for the fiscal years ended July 31, 2007 and July 31, 2006, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	2007	2006	Change	Impact	Currency
By Market
Energy, Water & Process Technologies	$821,957	$719,605	14.2	$31,605	9.8
Aerospace & Transportation	254,675	242,624	5.0	8,453	1.5
Microelectronics	293,086	258,296	13.5	3,380	12.2

Total Industrial	$1,369,718	$1,220,525	12.2	$43,438	8.7

By Geography
Western Hemisphere	$398,428	$375,488	6.1	$663	5.9
Europe	536,094	470,941	13.8	36,808	6.0
Asia	435,196	374,096	16.3	5,967	14.7

Total Industrial	$1,369,718	$1,220,525	12.2	$43,438	8.7

     Industrial segment sales grew 8.7% with all markets contributing to this gain. Overall, pricing was up slightly as improved pricing in the Energy, Water & Process Technologies market was largely offset by decreased pricing in large volume-based agreements in the Microelectronics market and decreased pricing in the Aerospace & Transportation market. Industrial systems sales increased 27.6% primarily driven by the Energy, Water & Process Technologies market. Industrial consumables sales grew 6%. Industrial represented approximately 61% of total sales in fiscal year 2007, on par with fiscal year 2006.

     Within the Industrial segment, Energy, Water & Process Technologies sales, which account for about 60% of the Industrial segment, were up 9.8% driven by increased consumables in all markets and increased systems sales in all markets with the exception of Food & Beverage.
     Sales in the energy-related marketplace increased in the double-digit range, reflecting growth in consumables and systems sales. All geographies contributed to the growth in systems sales to the energy-related marketplace, while the growth in consumable sales was driven by Europe and Asia (consumable sales in the Western Hemisphere were down due to a large sale in fiscal year 2006 which did not recur in fiscal year 2007). The growth in systems sales to the energy-related marketplace reflected continued investment by customers in additional capacity via new plants, as well as the need to address environmental issues and rising energy costs (via alternative energy sources).
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
     Sales in the Industrial Manufacturing market were up in the mid-single digit range driven by growth in the Western Hemisphere and Asia. The increase in the Western Hemisphere reflected growth in the pulp and paper and lube oil industries, while the increase in Asia reflects growth in the pulp and paper, automotive and steel industries.
     Aerospace & Transportation sales increased 1.5%, primarily attributable to growth in Military sales in the Western Hemisphere and Asia related to CH-47 helicopters as well as increased OEM sales (all geographies). The growth in military and OEM sales was partly offset by a double-digit decline in commercial sales related to the sale of the Company’s Western Hemisphere commercial aerospace distribution arm to Satair in December 2005. This transaction included the one-time sale of substantial inventory and sales going forward at reduced pricing under the distributor model. In the fourth quarter of fiscal year 2007, this trend reversed as Satair restocked its depleted inventory and, as a result, commercial aerospace sales in the Western Hemisphere increased in the double-digit range.
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
     Industrial gross margins decreased to 44.8% in fiscal year 2007 from 45.1% in fiscal year 2006. The decrease in gross margins reflects the significant growth in systems sales (14.6% of total Industrial sales compared to 12.4% in fiscal year 2006), which are typically at lower margins, partly offset by the impact of improved profitability of systems sales, and the product rationalization of less profitable systems as discussed in the consolidated cost of sales review above. Furthermore, the Company’s manufacturing cost reduction programs, such as procurement, facilities rationalization and lean initiatives, favorably impacted gross margins.
     SG&A expenses in fiscal year 2007 increased by $7,149, or about 2%. As a percentage of sales, SG&A expenses improved to 27.8% in fiscal year 2007 from 30.7% in fiscal year 2006. The improvement in SG&A as a percentage of sales reflected the impact of cost reduction programs, particularly EuroPall, and the benefit of increased sales.
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

Liquidity and Capital Resources
     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $660,000 at July 31, 2008 as compared with $372,400 at July 31, 2007. Non-cash working capital at July 31, 2008 has been impacted by the adoption of a new accounting standard, FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). Consistent with the provisions of FIN No. 48, the Company has reclassified certain tax related assets and liabilities from current to non-current. Such reclassifications had the effect of increasing non-cash working capital at July 31, 2008 by approximately $137,000. Accounts receivable days sales outstanding (“DSO”) decreased to 73 days from 77 days in the quarter ended April 30, 2008 and 74 days in fiscal year 2007. The decrease in the overall DSO compared to the quarter ended April 30, 2008 was driven by a 7 day improvement in the Industrial segment and a 3 day improvement in the Life Sciences segment. The decrease in the overall DSO compared to fiscal year 2007 was driven by a 2 day improvement in the Industrial segment, while DSO in Life Sciences was on par with fiscal year 2007. Inventory turns were 2.7 for the year ended July 31, 2008, on par with the year ended July 31, 2007. Underlying improvements achieved in inventory turns have been offset by the impact of increased safety stock held related to the facilities rationalization initiative.
     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at July 31, 2008 to those at July 31, 2007, the Euro and the Japanese Yen have strengthened against the U.S. dollar, while the British Pound has weakened against the U.S. dollar. The effect of foreign exchange increased non-cash working capital by $32,058, including net inventory, net accounts receivable and other current assets by $15,770, $38,916 and $3,490, respectively, as compared to July 31, 2007. Additionally, foreign exchange increased accounts payable and other current liabilities by $23,375 and current income tax payable by $2,743.
     Net cash provided by operating activities in fiscal year 2008 was $190,806 as compared to net cash provided by operating activities of $332,928 in fiscal year 2007, a decrease of $142,122. The decrease in cash flow reflects a tax payment of $135,000 to the IRS and increased taxes paid given the Company’s change in tax position (refer to discussion of taxes under the heading “Results of Operations 2007 Compared with 2006”), as well as changes in certain working capital items particularly accounts receivable, accounts payable and accrued liabilities, partly offset by the impact of increased net earnings and changes in working capital items particularly, inventory and other assets. In fiscal year 2009, Company management expects net cash provided by operating activities to be more than double the fiscal year 2008 result.
     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $66,952 in fiscal year 2008, as compared with $235,165 in fiscal year 2007. The decrease in free cash flow reflects the decrease in cash provided by operating activities as discussed above and an increase in capital expenditures. Company management believes this measure is important because it is a key element of its planning. The Company utilizes free cash flow as one way to measure its current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	2008	2007	2006
Net cash provided by operating activities	$190,806	$332,928	$218,828
Less capital expenditures	123,854	97,763	95,967

Free cash flow	$66,952	$235,165	$122,861

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 22.1% at July 31, 2008 as compared to 15.2% at July 31, 2007. Net debt increased by approximately $132,000 compared with July 31, 2007 primarily comprised of an increase in gross debt of $122,400 reflecting the $135,000 deposit with the IRS in September 2007 and a decrease in cash and cash equivalents of $4,300. The impact of foreign exchange rates also decreased net debt by about $5,300. The Company was in compliance with all financial covenants of its various debt agreements as of July 31, 2008.
     The Company utilizes cash flow generated from operations and its revolving credit facility to meet its short-term liquidity needs. Company management considers its existing lines of credit, along with the cash typically generated from operations, to be sufficient to meet its short-term liquidity needs. For a more detailed discussion of the Company’s revolving credit facility, see Note 8, Notes Payable and Long-Term Debt, to the accompanying consolidated financial statements.

     Capital expenditures were $123,854 in fiscal year 2008. Capital expenditures reflect spending on the expansion of existing plants in Puerto Rico, the United States and Europe related to the facilities rationalization initiative. Depreciation and amortization expense were $84,712 and $8,493, respectively. For the full fiscal year 2009, Company management expects capital expenditures to increase compared to fiscal year 2008 by over 30% as the Company completes the consolidation of its corporate headquarters and other facilities rationalization initiatives.
     On October 14, 2004, the Company’s board of directors authorized the expenditure of up to $200,000 for the repurchase of shares of the Company’s common stock. On November 15, 2006, the board of directors authorized an additional expenditure of $250,000 to repurchase shares. At July 31, 2007 there was $348,232 available to be expended under these authorizations. The Company repurchased stock of $148,850 in fiscal year 2008 and $61,795 in fiscal year 2007. At July 31, 2008 there was $199,382 available to be expended under the current stock repurchase programs. Net proceeds from stock plans were $18,407 in fiscal year 2008.
     The Company increased its quarterly dividend by 8% from 12 to 13 cents per share, effective with the dividend declared on March 12, 2008, following an increase of 9% to 12 from 11 cents per share, effective with the dividend declared on January 11, 2007. In fiscal year 2008, the Company paid dividends of $59,945, an increase of about 7% compared to fiscal year 2007.
     The following is a summary of the Company’s contractual payment commitments as of July 31, 2008 (Interest on long-term debt includes the amount of interest due to be paid during the respective fiscal year based upon the amount of debt outstanding as of July 31, 2008):

			Year Ended
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$3,252	$86,721	$359,967	$2,800	$282,873	$14,690	$750,303
Interest on long-term debt	35,550	35,256	32,523	17,761	9,218	2,156	132,464
Operating leases	22,390	14,749	8,727	5,001	2,691	5,235	58,793
Purchase commitments	105,244	8,443	927	406	406	3,241	118,667
Employment contracts	9,288	3,489	226	—	—	—	13,003
Other commitments	3,559	752	221	221	221	2,845	7,819

Total commitments	$179,283	$149,410	$402,591	$26,189	$295,409	$28,167	$1,081,049

     The Company had gross liabilities for unrecognized tax benefits of approximately $242,287 and related accrued interest of $53,211 as of July 31, 2008, which were excluded from the table above. See Note 10, Income Taxes, to the accompanying consolidated financial statements for further discussion of these amounts.
Adoption of New Accounting Pronouncements
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
     Income tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN No. 48 may be recognized or, continue to be recognized, upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 shall be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Effective August 1, 2007, the Company adopted FIN No. 48 and recognized a cumulative effect adjustment of $5,570, reducing its liability for unrecognized income tax benefits and interest and increasing the August 1, 2007 balance of Retained Earnings. For more details regarding the adoption of FIN No. 48, refer to Note 10, Income Taxes, to the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning with fiscal year 2009, except as revised by FASB Staff Position (“FSP”) FAS No. 157-2, issued in February 2008. This FSP delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are reorganized or disclosed at fair value in the financial statements on a periodic basis (at least annually). The Company is in the process of assessing the effect SFAS No. 157 may have on its consolidated financial statements, but does not expect that the impact will be material.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure specified financial instruments and certain other items at fair value with changes in fair value recognized in earnings each reporting period. SFAS No. 159 is effective for the Company beginning with fiscal year 2009. The Company is in the process of assessing the effect SFAS No. 159 may have on its consolidated financial statements, but does not expect that the impact will be material.
     In June 2007, the FASB ratified EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF No. 07-3 is effective, on a prospective basis, for the Company beginning with fiscal year 2009. The Company is in the process of assessing the effect EITF No. 07-3 may have on its consolidated financial statements, but does not expect that the impact will be material.
     In June 2007, the FASB ratified EITF No. 06-11, Accounting for Dividends and Related Income Tax Benefits on Share-Based Payment Awards (“EITF No 06-11”). EITF No. 06-11 specifies the accounting treatment for dividends on vesting stock awards and the related income tax benefit of such dividends. EITF No. 06-11 is to be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. EITF No. 06-11 is effective, on a prospective basis, for the Company beginning with fiscal year 2009. The Company is in the process of assessing the effect EITF No. 06-11 may have on its consolidated financial statements, but does not expect that the impact will be material.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning with its third quarter of fiscal year 2009. The Company is in the process of assessing the effect SFAS No. 161 may have on its consolidated financial statements.

     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for the Company beginning with fiscal year 2010. The Company is in the process of assessing the effect FSP No. 142-3 may have on its consolidated financial statements.
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
Foreign Currency
     The Company’s reporting currency is the U.S. dollar. Because the Company operates through subsidiaries or branches in over thirty countries around the world, its earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. dollar. Company management estimates that foreign exchange translation increased earnings per share by 14 cents in fiscal year 2008.
     Most of the Company’s products are manufactured in the United States, Puerto Rico, Germany and the United Kingdom, and then sold into many countries. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. dollar to the British Pound (the “Pound”), the Euro, the Japanese Yen (the “Yen”), Swiss Franc, the Australian Dollar, the Canadian Dollar and the Singapore Dollar, as well as adverse changes in the relationship of the Pound to the Euro. Exposure exists when the functional currency of the buying subsidiaries weakens against the U.S. dollar, the Pound or the Euro, thus causing an increase of the product cost to the buying subsidiary or a reduction in the sales price from the selling subsidiary, which adversely affects the Company’s consolidated gross margin and net earnings. The effect of foreign exchange is partially mitigated because of the significant level of manufacturing done in Europe. In fiscal year 2008, the Pound, Euro, Yen, Swiss Franc, Australian Dollar, Canadian Dollar and Singapore Dollar strengthened by approximately 2.3%, 13.6%, 9.4%, 12.7%, 14.6%, 11.4% and 8.4%, respectively, against the U.S. dollar compared with the average exchange rates in effect in fiscal year 2007. Additionally, the Euro strengthened against the Pound by approximately 11%. Due to the difficulty in estimating the economic effect of foreign currency rates, particularly in periods of high volatility of such rates, Company management does not provide such estimated effects and reports only the translation effect to earnings per share disclosed above.
     The Company is also exposed to transaction risk from adverse changes in exchange rates. These short-term transaction exposures are primarily Yen, Euro, Pound and Swiss Franc denominated receivables and payables. These short-term exposures to changing foreign currency exchange rates are managed by opening forward foreign exchange contracts (“forwards”) to offset the earnings and cash flow impact of non-functional currency denominated receivables and payables as well as the expeditious payment of balances. The Company does not enter into forwards for trading purposes. At July 31, 2008, these exposures amounted to approximately $111,556 and were offset by forwards with a notional principal amount of $38,464. If a hypothetical 10% simultaneous adverse change had occurred in exchange rates as of July 31, 2008, net earnings would have decreased by approximately $4,924, or approximately 4 cents per share.
Interest Rates
     The Company is exposed to changes in interest rates, primarily due to its financing and cash management activities, which include long and short-term debt as well as cash and certain short-term, highly liquid investments considered to be cash equivalents.

     The Company’s debt portfolio is comprised of both fixed and variable rate borrowings. The Company manages interest rate exposure by portfolio balancing including employing interest rate swaps. Including the effect of interest rate swaps, the Company’s debt portfolio was approximately 50% variable rate at July 31, 2008, compared to 42% variable rate at July 31, 2007. As of July 31, 2008, the Company had a cash flow interest rate swap (i.e., variable to fixed rate swap) with a notional amount of $83,421. The fair value of the interest rate swap at July 31, 2008 was a liability of $432. The cash flows on the above mentioned interest rate swap mirror the cash flows of the hedged underlying debt instrument. The Company does not enter into interest rate swaps for trading purposes.
     For the year ended July 31, 2008, interest expense, net of interest income, was $32,576. A hypothetical 10% shift in market interest rates for fiscal year 2008 (e.g., if an assumed market interest rate of 5.0% increased to 5.5%) could have an adverse affect on interest of approximately $52.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The financial statements required by this item are located immediately following the signature pages of this Form 10-K. See Item 15 (a)(1) for a listing of financial statements provided.
     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands,	First	Second	Third	Fourth	Full
except per share data)	Quarter	Quarter	Quarter	Quarter	Year
2008:
Net sales	$561,007	$625,747	$661,680	$723,211	$2,571,645
Gross profit	261,316	288,276	322,966	338,277	1,210,835
Restructuring and other charges (gains), net (a)	8,769	13,859	5,495	3,415	31,538
Earnings before income taxes	56,944	69,417	93,505	105,689	325,555
Net earnings	36,102	47,988	63,274	69,915	217,279
Earnings per share:
Basic	0.29	0.39	0.51	0.58	1.77
Diluted	0.29	0.39	0.51	0.57	1.76

2007:
Net sales	$499,288	$544,930	$559,347	$646,340	$2,249,905
Gross profit	223,672	256,470	277,120	302,094	1,059,356
Restructuring and other (gains) charges, net (a)	17,088	(3,648)	8,620	292	22,352
Earnings before income taxes	24,279	66,879	75,996	93,375	260,529
Net earnings (loss)	16,001	44,347	50,371	16,778	127,497
Earnings (loss) per share:
Basic	0.13	0.36	0.41	0.14	1.04
Diluted	0.13	0.36	0.40	0.13	1.02

(a)	Refer to Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2008. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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
     Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2008.

(b) Attestation report of the registered public accounting firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pall Corporation:
     We have audited Pall Corporation and subsidiaries internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pall Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting (Item 9A(a)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Pall Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2008 and our report dated September 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
Melville, New York
September 26, 2008

(c) Changes in internal control over financial reporting.
     There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
(a) Identification of directors:
     Information required by this item is included in the Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Structure and Practices of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this report.
(b) Identification of executive officers:
     Information regarding executive officers is contained in Part I, Item 4 of this report, pursuant to General Instruction G of this form.
* * *
     The Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer, controller and other employees with important roles in the financial reporting process. The code of ethics is available on the Company’s website located at www.pall.com/policies. In addition, the Company will provide to any person, without charge, upon request, a copy of the code of ethics, by addressing your request in writing to the Corporate Compliance and Ethics Officer, Pall Corporation, 2200 Northern Boulevard, East Hills, New York 11548.
     The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on the website specified above.
     The board of directors has an audit committee, a compensation committee, an executive committee and a nominating/governance committee. The board of directors has adopted a written charter for each of these committees and a corporate governance policy. In addition, the Company has codes of conduct that apply to every employee and its directors. The charters, corporate governance policy and codes of conduct are available, without charge, on the Company’s website located at www.pall.com or by sending your request in writing to the Corporate Secretary, Pall Corporation, 2200 Northern Boulevard, East Hills, New York 11548.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this item is included in the Proxy Statement under the caption “Executive Compensation,” “Director Compensation for Fiscal Year 2008,” “Board Committees” and “Compensation Committee Report,” and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this item is included in the Proxy Statement under the captions “Beneficial Ownership of Common Stock and Restricted Stock Units” and “Equity Compensation Plans,” and is incorporated by reference in this report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information required by this item is included in the Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Structure and Practices of the Board of Directors,” “Policies and Procedures for Related Person Transactions” and “Related Person Transactions,” and is incorporated by reference in this report.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – July 31, 2008 and July 31, 2007
Consolidated Statements of Earnings – years ended July 31, 2008, July 31, 2007 and July 31, 2006
Consolidated Statements of Stockholders’ Equity – years ended July 31, 2008, July 31, 2007 and July 31, 2006
Consolidated Statements of Cash Flows – years ended July 31, 2008, July 31, 2007 and July 31, 2006
Notes to consolidated financial statements

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

10.1(i)*	Credit Agreement dated June 21, 2006, between the Registrant and JPMorgan Chase Bank and the Other Lenders Party Thereto, filed as Exhibit 4(ii) to the Registrant’s Form 8-K filed on June 27, 2006.

Exhibit
Number	Description of Exhibit

10.1(ii)*	First Amendment and Waiver, dated as of August 16, 2007 to the Five-Year Credit Agreement, dated as of June 21, 2006, among Pall Corporation, the subsidiaries of the Company named on the signature pages thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as facility agent for the Lenders, and J.P. Morgan Europe Limited, as London agent for the Lenders, filed as Exhibit 10 to the Registrant’s Form 8-K filed on August 20, 2007.

10.1(iii)*	Second Amendment and Waiver, dated as of December 7, 2007 to the Five-Year Credit Agreement, dated as of June 21, 2006, among the Registrant, the subsidiaries of the Registrant named on the signature pages thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as facility agent for the Lenders, and J.P. Morgan Europe Limited, as London agent for the Lenders, filed as Exhibit 10 to the Registrant’s Form 8-K filed on December 11, 2007.

10.1(iv)*	Third Amendment and Waiver, dated as of March 25, 2008 to the Five-Year Credit Agreement, dated as of June 21, 2006, among the Registrant, the subsidiaries of the Registrant named on the signature pages thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as facility agent for the Lenders, and J.P. Morgan Europe Limited, as London agent for the Lenders, filed as Exhibit 10.1 (iv) to the Registrant’s 2007 Form 10-K.

10.2*‡	Employment Agreement dated January 21, 2004, as amended and restated effective July 20, 2005, between the Registrant and Eric Krasnoff, filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on July 25, 2005.

10.3*‡	Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson, filed as Exhibit 10.2 to the Registrant’s 2003 Form 10-K.

10.4*‡	Amendment dated August 30, 2005 to Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on September 2, 2005.

10.5*‡	Employment Agreement dated April 24, 2008, between the Registrant and Donald B. Stevens, filed as Exhibit 10 to the Registrant’s Form 8-K filed on April 28, 2008.

10.6*‡	Employment Agreement dated September 12, 2005 between the Registrant and Roberto Perez, filed as Exhibit 10.7 to the 2006 Form 10-K.

10.7*‡	Employment Agreement dated June 1, 2004 between the Registrant and Lisa McDermott, filed as Exhibit 10.11 to the Registrant’s 2005 Form 10-K.

10.8*‡	Employment Agreement dated August 1, 2005 between the Registrant and Mary Ann Bartlett, filed as Exhibit 10.8 to the Registrant’s 2007 Form 10-K.

10.9*‡	Pall Corporation Supplementary Profit-Sharing Plan as amended effective July 19, 2005, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on July 25, 2005.

10.10*‡	Pall Corporation Profit-Sharing Plan as amended and restated as of July 1, 1998, filed as Exhibit 10.15 to the Registrant’s 2002 Form 10-K.

10.11*‡	Pall Corporation Profit-Sharing Plan amended pursuant to provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001, filed as Exhibit 10.17 to the Registrant’s 2003 Form 10-K.

10.12*‡	Pall Corporation Supplementary Pension Plan as amended effective August 29, 2005, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on September 2, 2005.

10.13*‡	Pall Corporation 2004 Executive Incentive Bonus Plan, as amended effective January 18, 2006, filed as Exhibit 10.15 to the Registrant’s 2006 Form 10-K.

10.14*‡	Pall Corporation 1991 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.15*‡	Pall Corporation 1993 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.16*‡	Pall Corporation 1995 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

Exhibit
Number	Description of Exhibit

10.17*‡	Pall Corporation 1998 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.18*‡	Form of Notice of Grant of Restricted Stock Units Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2005.

10.19*‡	Form of Notice of Grant of Annual Award Units Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2005.

10.20*‡	Form of Notice of Grant of Stock Option Grant Agreement Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.20 to the Registrant’s 2007 Form 10-K.

10.21*‡	Pall Corporation 2005 Stock Compensation Plan, as amended effective January 19, 2006, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2006.

10.22*‡	Pall Corporation Stock Option Plan for Non-Employee Directors, as amended effective November 19, 1998, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.23*‡	Pall Corporation 2001 Stock Option Plan for Non-Employee Directors, as amended September 17, 2004, filed as Exhibit 10.25 to the Registrant’s 2004 Form 10-K.

10.24*‡	Pall Corporation Management Stock Purchase Plan as amended effective July 19, 2005, filed as Exhibit 10.4 to the Registrant’s Form 8-K filed on July 25, 2005.

10.25*‡	Pall Corporation Employee Stock Purchase Plan as amended effective October 17, 2003, filed as Exhibit 10.27 to the Registrant’s 2003 Form 10-K.

10.26*‡	Principal Rules of the Pall Supplementary Pension Scheme, filed as Exhibit 10.25 to the Registrant’s 1995 Form 10-K.

10.27*‡	Amendment dated May 3, 2006 to Employment Agreement dated January 21, 2004, as amended and restated effective July 20, 2005, between the Registrant and Eric Krasnoff, filed as Exhibit 10.28 to the Registrant’s 2006 Form 10-K.

10.28*‡	Amendment dated July 18, 2006 to Employment Agreement dated January 21, 2004, as amended and restated effective July 20, 2005, between the Registrant and Eric Krasnoff, filed as Exhibit 10.29 to the Registrant’s 2006 Form 10-K.

10.29*‡	Amendment dated May 3, 2006 to Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson, filed as Exhibit 10.30 to the Registrant’s 2006 Form 10-K.

10.30*‡	Amendment dated July 18, 2006 to Employment Agreement dated May 1, 2003 between the Registrant and Marcus Wilson, filed as Exhibit 10.31 to the Registrant’s 2006 Form 10-K.

10.31*‡	Amendment dated May 3, 2006 to Employment Agreement dated November 15, 2001, between the Registrant and Donald B. Stevens, filed as Exhibit 10.32 to the Registrant’s 2006 Form 10-K.

10.32*‡	Amendment dated July 18, 2006 to Employment Agreement dated November 15, 2001, between the Registrant and Donald B. Stevens, filed as Exhibit 10.33 to the Registrant’s 2006 Form 10-K.

10.33*‡	Amendment dated May 3, 2006 to Employment Agreement dated September 12, 2005, between the Registrant and Roberto Perez, filed as Exhibit 10.36 to the Registrant’s 2006 Form 10-K.

10.34*‡	Amendment dated July 18, 2006 to Employment Agreement dated September 12, 2005, between the Registrant and Roberto Perez, filed as Exhibit 10.37 to the Registrant’s 2006 Form 10-K.

10.35*‡	Amendment dated May 3, 2006 to Employment Agreement dated June 1, 2004 between the Registrant and Lisa McDermott, filed as Exhibit 10.38 to the Registrant’s 2006 Form 10-K.

10.36*‡	Amendment dated July 18, 2006 to Employment Agreement dated June 1, 2004 between the Registrant and Lisa McDermott, filed as Exhibit 10.39 to the Registrant’s 2006 Form 10-K.

10.37*‡	Amendment dated May 3, 2006 to Employment Agreement dated August 1, 2005 between the Registrant and Mary Ann Bartlett, filed as Exhibit 10.37 to the Registrant’s 2007 Form 10-K.

Exhibit
Number	Description of Exhibit

10.38*‡	Letter Agreement, as amended, dated December 11, 2006 between the Registrant and Marcus Wilson summarizing the terms of the termination of employment of Mr. Wilson, filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006.

10.39*‡	Amendment dated July 18, 2006 to Employment Agreement dated August 1, 2005 between the Registrant and Mary Ann Bartlett, filed as Exhibit 10.39 to the Registrant’s 2007 Form 10-K.

14*	Pall Corporation Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and other employees with important roles in the financial reporting process, filed as Exhibit 99.1 to the Registrant’s 2004 Form 10-K.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference. The Registrant’s SEC file number is 001- 04311.

†	Filed herewith.

‡	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pall Corporation

September 26, 2008	By:	/s/	LISA MCDERMOTT
Lisa McDermott,
Chief Financial Officer and Treasurer

		/s/	FRANCIS MOSCHELLA

Francis Moschella,
Vice President — Corporate Controller
Chief Accounting Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	ERIC KRASNOFF	Chairman of the Board and	September 26, 2008
	Eric Krasnoff	Chief Executive Officer

/s/	LISA MCDERMOTT	Chief Financial Officer and Treasurer	September 26, 2008
Lisa McDermott

/s/	FRANCIS MOSCHELLA	Vice President — Corporate Controller	September 26, 2008
	Francis Moschella	Chief Accounting Officer

/s/	DANIEL J. CARROLL, JR.	Director	September 26, 2008
Daniel J. Carroll, Jr.

/s/	CHERYL W. GRISÉ	Director	September 26, 2008
Cheryl W. Grisé

/s/	JOHN H. F. HASKELL, JR.	Director	September 26, 2008
John H. F. Haskell, Jr.

/s/	ULRIC S. HAYNES, JR.	Director	September 26, 2008
Ulric S. Haynes, Jr.

/s/	DENNIS N. LONGSTREET	Director	September 26, 2008
Dennis N. Longstreet

/s/	EDWIN W. MARTIN, JR.	Director	September 26, 2008
Edwin W. Martin, Jr.

/s/	KATHARINE L. PLOURDE	Director	September 26, 2008
Katharine L. Plourde

/s/	HEYWOOD SHELLEY	Director	September 26, 2008
Heywood Shelley

/s/	EDWARD L. SNYDER	Director	September 26, 2008
Edward L. Snyder

/s/	EDWARD TRAVAGLIANTI	Director	September 26, 2008
Edward Travaglianti

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pall Corporation:
     We have audited the accompanying consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pall Corporation and subsidiaries as of July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pall Corporation and subsidiaries’ internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
     As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of July 31, 2007, Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” as of July 31, 2007 and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of August 1, 2007.

/s/	KPMG LLP
KPMG LLP
Melville, New York
September 26, 2008

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31, 2008	July 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$454,065	$443,036
Accounts receivable	617,079	551,393
Inventories	492,977	471,467
Other current assets	95,518	140,481

Total current assets	1,659,639	1,606,377
Property, plant and equipment, net	662,985	607,900
Goodwill	265,893	260,205
Intangible assets	46,204	47,933
Other non-current assets	322,025	186,431

Total assets	$2,956,746	$2,708,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$26,062	$39,949
Accounts payable	200,744	183,429
Accrued liabilities	270,522	315,646
Income taxes payable	57,882	291,395
Current portion of long-term debt	3,252	1,771
Dividends payable	15,501	—

Total current liabilities	573,963	832,190
Long-term debt, net of current portion	747,051	591,591
Income taxes payable — non-current	233,420	—
Deferred income taxes	10,979	34,966
Other non-current liabilities	252,098	189,498

Total liabilities	1,817,511	1,648,245

Stockholders’ equity:
Common stock, par value $.10 per share; 500,000 shares authorized; 127,958 shares issued	12,796	12,796
Capital in excess of par value	178,608	159,620
Retained earnings	1,118,616	974,945
Treasury stock, at cost (2008 — 8,717 shares, 2007 — 5,412 shares)	(290,508)	(164,454)
Stock option loans	(450)	(679)
Accumulated other comprehensive income/(loss):
Foreign currency translation	179,429	142,691
Pension liability adjustment	(61,322)	(67,036)
Unrealized investment gains	2,343	2,801
Unrealized losses on derivatives	(277)	(83)

	120,173	78,373

Total stockholders’ equity	1,139,235	1,060,601

Total liabilities and stockholders’ equity	$2,956,746	$2,708,846

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

		Years Ended
	July 31, 2008	July 31, 2007	July 31, 2006
Net sales	$2,571,645	$2,249,905	$2,016,830
Cost of sales	1,360,810	1,190,549	1,072,750

Gross profit	1,210,835	1,059,356	944,080

Selling, general and administrative expenses	749,519	675,005	641,030
Research and development	71,647	62,414	57,371
Restructuring and other charges, net	31,538	22,352	12,326
Interest expense, net	32,576	39,056	30,123

Earnings before income taxes	325,555	260,529	203,230
Provision for income taxes	108,276	133,032	151,090

Net earnings	$217,279	$127,497	$52,140

Earnings per share:
Basic	$1.77	$1.04	$0.42
Diluted	$1.76	$1.02	$0.41

Average shares outstanding:
Basic	122,445	123,115	124,931
Diluted	123,686	124,393	125,819
See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

		Capital				Accumulated
		in Excess			Stock	Other
Years Ended July 31, 2006,	Common	of Par	Retained	Treasury	Option	Comprehensive		Comprehensive
July 31, 2007 and July 31, 2008	Stock	Value	Earnings	Stock	Loans	Income/(Loss)	Total	Income
Balance at August 1, 2005	$12,796	$121,934	$918,967	$(90,878)	$(1,808)	$31,072	$992,083
Comprehensive income:
Net earnings			52,140				52,140	$52,140
Other comprehensive income/(loss):
Translation adjustment						26,369	26,369	26,369
Minimum pension liability						(23,731)	(23,731)	(23,731)
Unrealized investment gains						1,916	1,916	1,916
Unrealized loss on derivatives						(214)	(214)	(214)

Comprehensive income								$56,480

Dividends declared			(53,801)				(53,801)
Issuance of 1,372 shares for stock plans and tax benefit related to stock plans		(699)	(7,496)	34,830			26,635
Restricted stock units related to stock plans		4,065					4,065
Stock based compensation expense		11,865					11,865
Purchase of 3,556 shares				(100,727)			(100,727)
Stock option loans					497		497

Balance at July 31, 2006	12,796	137,165	909,810	(156,775)	(1,311)	35,412	937,097
Impact of adoption of SAB No. 108			(5,957)				(5,957)

Balance at August 1, 2006	12,796	137,165	903,853	(156,775)	(1,311)	35,412	931,140
Comprehensive income:
Net earnings			127,497				127,497	$127,497
Other comprehensive income/(loss):
Translation adjustment						35,923	35,923	35,923
Pension liability adjustment						26,325	26,325	26,325
Unrealized investment gains						852	852	852
Unrealized gain on derivatives						138	138	138

Comprehensive income								$190,735

Adjustment to initially adopt the provisions of SFAS No. 158 (net of tax)						(20,277)	(20,277)
Dividends declared			(43,345)				(43,345)
Issuance of 1,973 shares for stock plans and tax benefit related to stock plans		5,852	(13,060)	54,116			46,908
Restricted stock units related to stock plans		2,481					2,481
Stock based compensation expense		14,122					14,122
Purchase of 1,585 shares				(61,795)			(61,795)
Stock option loans					632		632

Balance at July 31, 2007	12,796	159,620	974,945	(164,454)	(679)	78,373	1,060,601
Impact of adoption of FIN No. 48 (Note 1)			5,570				5,570
Comprehensive income:
Net earnings			217,279				217,279	$217,279
Other comprehensive income/(loss):
Translation adjustment						36,738	36,738	36,738
Pension liability adjustment						5,714	5,714	5,714
Unrealized investment losses						(458)	(458)	(458)
Unrealized gain on derivatives						(194)	(194)	(194)

Comprehensive income								$259,079

Dividends declared			(76,407)				(76,407)
Issuance of 751 shares for stock plans and tax benefit related to stock plans		(2,058)	(2,771)	22,796			17,967
Restricted stock units related to stock plans		4,987					4,987
Stock based compensation expense		16,059					16,059
Purchase of 4,056 shares				(148,850)			(148,850)
Stock option loans					229		229

Balance at July 31, 2008	$12,796	$178,608	$1,118,616	$(290,508)	$(450)	$120,173	$1,139,235

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Years Ended
	July 31, 2008	July 31, 2007	July 31, 2006
Operating activities:
Net earnings	$217,279	$127,497	$52,140
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	1,721	21,235	12,326
Depreciation and amortization of long-lived assets	93,205	93,977	95,658
Non-cash stock compensation	16,059	14,122	11,865
Excess tax benefits from stock based compensation arrangements	(1,802)	(7,929)	(1,937)
Amortization of net proceeds from terminated interest rate swaps	(27)	(27)	(27)
Amortization of deferred revenue	(2,154)	(2,154)	(1,256)
Deferred income taxes	(30,840)	(17,942)	13,352
Provisions for doubtful accounts	2,544	2,924	2,052
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Inventories	(4,996)	(47,471)	(34,494)
Accounts receivable	(31,996)	(16,084)	(12,799)
Income taxes receivable/payable	(112,869)	115,080	72,151
Accounts payable and accrued expenses	(424)	54,434	3,661
Other assets	27,756	(10,739)	(7,031)
Other liabilities	17,350	6,005	13,167

Net cash provided by operating activities	190,806	332,928	218,828

Investing activities:
Capital expenditures	(123,854)	(97,763)	(95,967)
Purchases of retirement benefit assets	(26,177)	(22,841)	(78,187)
Proceeds from sale of retirement benefit assets	23,055	22,824	43,791
Disposals of fixed assets	10,137	47,734	9,950
Proceeds from sale of strategic investments	—	—	7,387
Acquisitions of businesses, net of disposals and cash acquired	—	(406)	(75)
Other	(4,848)	(4,975)	(3,001)

Net cash used by investing activities	(121,687)	(55,427)	(116,102)

Financing activities:
Long-term borrowings	211,549	80,328	348,295
Repayments of long-term debt	(82,884)	(173,596)	(191,487)
Notes payable	(16,420)	1,303	9,813
Purchase of treasury stock	(148,850)	(61,795)	(100,727)
Dividends paid	(59,945)	(56,228)	(52,379)
Net proceeds from stock plans	18,407	39,611	28,964
Excess tax benefits from stock based compensation arrangements	1,802	7,929	1,937

Net cash (used)/provided by financing activities	(76,341)	(162,448)	44,416

Cash flow for year	(7,222)	115,053	147,142
Cash and cash equivalents at beginning of year	443,036	317,657	164,928
Effect of exchange rate changes on cash	18,251	10,326	5,587

Cash and cash equivalents at end of year	$454,065	$443,036	$317,657

Supplemental disclosures:
Interest paid	$43,287	$34,176	$33,662
Income taxes paid (net of refunds)	231,030	48,825	64,733
Non-cash investing and financing activities:
Note receivable	—	—	2,539
See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
NOTE 1 — ACCOUNTING POLICIES AND RELATED MATTERS
The Company
     Pall Corporation and its subsidiaries (hereinafter collectively called “the Company” unless the context requires otherwise) manufacture and market filtration, purification and separation products and integrated systems solutions throughout the world to a diverse group of customers. As discussed in Note 17, Segment Information and Geographies, consistent with the new corporate structure, management has determined that the Company’s reportable segments, that are also its operating segments, consist of its two vertically integrated businesses: Life Sciences and Industrial.
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
     Financial statements of foreign subsidiaries have been translated into U.S. dollars at exchange rates as follows: (i) balance sheet accounts at year-end rates, except equity accounts which are translated at historic rates, and (ii) income statement accounts at weighted average rates. Translation gains and losses are reflected in stockholders’ equity, while transaction gains and losses, which result from the settlement of foreign denominated receivables and payables at rates that differ from rates in effect at the transaction date, are reflected in earnings. Transaction losses, net, in fiscal years 2008, 2007 and 2006 amounted to $2,949, $2,266 and $3,180, respectively.
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
Long-Lived Assets
     The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). As such, goodwill is not amortized and is assessed for impairment at least annually, including whenever events or circumstances indicate impairment might have occurred. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the overall fair value for the reporting unit is compared to its book value including goodwill. In the event that the overall fair value of the reporting unit was determined to be less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the overall fair value of the reporting unit and the fair value of the net identifiable assets. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. No adjustments resulted from this assessment.
     The Company’s amortizable intangible assets, which are comprised almost entirely of patented and unpatented technology and trademarks, are subject to amortization for periods ranging up to 20 years, principally on a straight-line basis. Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally on the straight-line basis. The estimated useful lives range from 30 to 50 years for buildings, 3 to 10 years for machinery and equipment and 8 to 10 years for furniture and fixtures. Leasehold improvements are depreciated over the shorter of the remaining life or the remaining lease term and building improvements are depreciated over the shorter of the remaining life or the remaining lease term of the building.
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
Stock Plans
     The Company currently has four stock-based employee compensation plans (collectively, the “Stock Plans”), which are described more fully in Note 14, Common Stock. Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the years ended July 31, 2008, July 31, 2007 and July 31, 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for the vested portion of share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
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
     For further discussion, refer to Note 10, Income Taxes.
Earnings Per Share
     The Consolidated Statements of Earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. Employee stock options and restricted stock units of 1,235, 546 and 910 for fiscal years 2008, 2007 and 2006, respectively, were not included in the computation of diluted shares because their effect would have been antidilutive.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	2008	2007	2006
Basic shares outstanding	122,445	123,115	124,931
Effect of dilutive securities (a)	1,241	1,278	888

Diluted shares outstanding	123,686	124,393	125,819

(a)	Refer to Note 14, Common Stock, for a description of the Company’s stock plans.
Derivative Instruments
     The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income/(loss). Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings.
Adoption of New Accounting Pronouncement
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
     Income tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN No. 48 may be recognized, or continue to be recognized, upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 shall be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Effective August 1, 2007, the Company adopted FIN No. 48 and recognized a cumulative effect adjustment of $5,570, reducing its liability for unrecognized income tax benefits and interest and increasing the August 1, 2007 balance of retained earnings. In addition, consistent with the provisions of FIN No. 48, the Company reclassified $209,664 of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in income taxes payable — non-current in the consolidated balance sheet. For more details regarding the adoption of FIN No. 48, refer to Note 10, Income Taxes.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
NOTE 2 — RESTRUCTURING AND OTHER CHARGES, NET
     The following tables summarize the restructuring related items and other charges/(gains) recorded in fiscal years 2008, 2007 and 2006:

		Other
		Charges/(Gains)
	Restructuring (1)	(2)	Total
2008
Costs related to inquiry (2a)	$—	$19,081	$19,081
Severance	8,814	—	8,814
Other exit costs	3,110	—	3,110
Gain on disposal of assets, net	(158)	(484)	(642)
Environmental matters (2b)	—	1,275	1,275
Other	—	482	482

	11,766	20,354	32,120
Reversal of excess restructuring reserves	(582)	—	(582)

	$11,184	$20,354	$31,538

Cash	$11,154	$19,895	$31,049
Non-cash	30	459	489

	$11,184	$20,354	$31,538

2007
Severance	$22,840	$—	$22,840
Gain on sale and impairment of assets, net	(3,219)	—	(3,219)
Other exit costs	4,321	—	4,321
Environmental matters (2b)	—	644	644
Other	1,117	(1,076)	41

	25,059	(432)	24,627
Reversal of excess restructuring reserves	(2,275)	—	(2,275)

	$22,784	$(432)	$22,352

Cash	$17,672	$(628)	$17,044
Non-cash	5,112	196	5,308

	$22,784	$(432)	$22,352

2006
Severance	$13,562	$—	$13,562
Gain on sale of investments (2c)	—	(2,200)	(2,200)
Other exit costs	3,043	—	3,043
Gain on sale of assets, net	(696)	—	(696)
Environmental matters (2b)	—	925	925
Other	—	(307)	(307)

	15,909	(1,582)	14,327
Reversal of excess restructuring reserves	(2,001)	—	(2,001)

	$13,908	$(1,582)	$12,326

Cash	$13,624	$(1,459)	$12,165
Non-cash	284	(123)	161

	$13,908	$(1,582)	$12,326

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(1) Restructuring:
     Following the completion of the integration of the Filtration and Separations Group (“FSG”), which was acquired in fiscal year 2002, Company management began a much broader initiative to examine the overall structure of the Company and the manner in which it conducted business activities with the objective of increasing revenue growth and achieving cost reduction. This resulted in a series of restructuring activities, including the realignment of the overall business structure into vertically integrated businesses, which commenced at the end of fiscal year 2004, the Company’s facilities rationalization initiative and initiative to optimize European operations (“EuroPall”), which commenced in fiscal year 2006, and its initiative to optimize Western Hemisphere operations (“AmeriPall”), which commenced in fiscal year 2007.
2006:
•	The Company continued its realignment plan and cost reduction initiatives, including its facilities rationalization initiative and EuroPall. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives. In addition, the Company recorded a gain on the sale of assets, primarily related to the sale of a building in the Western Hemisphere as part of its facilities rationalization initiative.
2007:
•	The Company continued its cost reduction initiatives, including its facilities rationalization and EuroPall initiatives. Furthermore, the Company launched AmeriPall, the Western Hemisphere equivalent of the EuroPall initiative. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.

•	The Company recorded impairment charges of $7,667 related to the planned disposal of buildings and the early retirement of certain long-lived assets, as part of the Company’s facilities rationalization initiative. Furthermore, the Company recorded a gain on the sale of its corporate headquarters of $10,886.
2008:
•	The Company continued its cost reduction initiatives, including its facilities rationalization, EuroPall and AmeriPall initiatives. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.
     The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2008, 2007, 2006 and 2005:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2008
Original charge	$8,814	$3,110	$11,924
Utilized	(8,059)	(2,849)	(10,908)
Other changes (a)	220	6	226

Balance at Jul. 31, 2008	$975	$267	$1,242

2007
Original charge (b)	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (a)	611	9	620

Balance at July 31, 2007	16,548	757	17,305
Utilized	(13,994)	(727)	(14,721)
Reversal of excess reserves (c)	(297)	(65)	(362)
Other changes (a)	1,281	57	1,338

Balance at Jul. 31, 2008	$3,538	$22	$3,560

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191

Balance at July 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (c)	(1,385)	(40)	(1,425)
Other changes (a)	126	2	128

Balance at July 31, 2007	2,325	6	2,331
Utilized	(1,414)	(6)	(1,420)
Reversal of excess reserves (c)	(56)	—	(56)
Other changes (a)	(4)	—	(4)

Balance at Jul. 31, 2008	$851	$—	$851

2005
Original charge	$17,496	$2,928	$20,424
Utilized	(8,404)	(2,739)	(11,143)
Other changes (a)	(86)	4	(82)

Balance at July 31, 2005	9,006	193	9,199
Utilized	(3,243)	(87)	(3,330)
Reversal of excess reserves (c)	(1,905)	(96)	(2,001)
Other changes (a)	57	3	60

Balance at July 31, 2006	3,915	13	3,928
Utilized	(2,531)	—	(2,531)
Reversal of excess reserves (c)	(811)	(15)	(826)
Other changes (a)	31	2	33

Balance at Jul. 31, 2007	604	—	604
Utilized	(442)	—	(442)
Reversal of excess reserves (c)	(164)	—	(164)
Other changes (a)	2	—	2

Balance at Jul. 31, 2008	$—	$—	$—

(a)	Other changes primarily reflect translation impact.

(b)	Excludes $757 related to pension liabilities.

(c)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2007, 2006 and 2005.
(2)  Other Charges/(Gains):
(a) Costs related to inquiry:
In fiscal year 2008, the Company recorded costs of $19,081 primarily comprised of legal and other professional fees related to the audit committee’s inquiry into the Company’s understatement of its U.S. federal income tax payments and its provision for income taxes. See Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K for a description of this inquiry.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(b) Environmental Matters:
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
In fiscal year 2008, the Company increased its environmental reserves by $1,275 primarily related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida.
For more detail regarding environmental matters, please refer to Note 13, Contingencies and Commitments.
(c) Investments:
In fiscal year 2006, the Company sold all of the 617.5 shares it held in Panacos Pharmaceuticals, Inc., formerly known as V.I. Technologies, Inc., for total proceeds aggregating $6,783. The cost basis at the time of the sale, as adjusted by previous impairment charges, was $4,940. As a result, the Company recorded a gain of $1,806, net of fees and commissions. Furthermore, the Company sold its stock rights in Satair A/S (“Satair”) for total proceeds aggregating $641. The cost basis of the rights at the time of the sale was $247. As a result, the Company recorded a gain of $394.
For further discussion of the Company’s investments, refer to Note 7, Other Current and Non-current Assets.
NOTE 3 — ACCOUNTS RECEIVABLE
Accounts receivable are summarized as follows:

	2008	2007
Billed	$572,262	$510,991
Unbilled	55,746	52,212

Total	628,008	563,203
Less: allowances for doubtful accounts	(10,929)	(11,810)

Accounts receivable	$617,079	$551,393

     Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.
NOTE 4 — INVENTORIES
     The major classes of inventory, net, are as follows:

	2008	2007
Raw materials and components	$138,146	$136,248
Work-in-process	77,245	73,725
Finished goods	277,586	261,494

	$492,977	$471,467

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following:

	2008	2007
Land	$47,900	$46,485
Buildings and improvements	471,910	421,556
Machinery and equipment	887,862	819,612
Furniture and fixtures	88,449	82,634

	1,496,121	1,370,287
Less: Accumulated depreciation and amortization	(833,136)	(762,387)

Property, plant and equipment, net	$662,985	$607,900

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
     The following table presents goodwill, net of accumulated amortization recorded prior to adopting SFAS No. 142, allocated by reportable segment, in accordance with SFAS No. 142. For a discussion regarding a change in the Company’s reportable segments, refer to the Note 17, Segment Information and Geographies.

	2008	2007
Life Sciences	$72,629	$69,433
Industrial	193,264	190,772

	$265,893	$260,205

     The change in the carrying amount of goodwill is primarily attributable to changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.
     Intangible assets consist of the following:

	2008
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$85,336	$43,853	$41,483
Trademarks	4,902	3,123	1,779
Other	5,058	2,116	2,942

	$95,296	$49,092	$46,204

	2007
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$82,561	$37,369	$45,192
Trademarks	4,818	2,671	2,147
Other	2,275	1,681	594

	$89,654	$41,721	$47,933

     Patents and trademarks include costs to register new patents and trademarks. Patents also include expenditures to successfully defend certain patents.
     Amortization expense for intangible assets for fiscal years 2008, 2007 and 2006 was $7,887, $8,183 and $8,463, respectively. Amortization expense is estimated to be approximately $7,391 in fiscal year 2009, $7,144 in fiscal year 2010, $6,929 in fiscal year 2011, $6,681 in fiscal year 2012 and $3,919 in fiscal year 2013. This forward-looking estimated amortization expense does not reflect any impact from acquired intangibles for the acquisition of GeneSystems (refer to Note 18, Subsequent Event).

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
NOTE 7 — OTHER CURRENT AND NON-CURRENT ASSETS
     Other current assets consist of the following:

	2008	2007
Deferred income taxes (a)	$35,914	$53,370
Income tax receivable	2,899	16,360
Prepaid expenses	34,026	34,135
Other receivables	22,679	36,616

	$95,518	$140,481

     Other non-current assets consist of the following:

	2008	2007
Deferred income taxes (a)	$92,656	$69,338
Retirement benefit assets (b)	81,918	86,244
Investments (b)	4,562	5,791
Prepaid pension expenses (c)	4,184	6,638
Prepaid income tax (a)	65,985	—
Income tax receivable (d)	51,982	—
Other	20,738	18,420

	$322,025	$186,431

(a)	Refer to Note 10, Income Taxes, for further discussion of these amounts.

(b)	Retirement benefit assets are held to satisfy obligations related to certain retirement benefit plans, which provide benefits to eligible employees in Germany and the U.S. Included therein are guaranteed investment contracts of $25,618 and $22,195 as of July 31, 2008 and July 31, 2007, respectively. The guaranteed investment contracts were established to pay for supplementary retirement benefits related to plans in Germany. The July 31, 2008 and July 31, 2007 consolidated balance sheets reflect related liabilities in the amounts of $52,484 and $55,115, respectively.

Also included within retirement benefit assets is a benefits protection trust, with assets aggregating $57,322 and $57,693 as of July 31, 2008 and July 31, 2007, respectively. The trust was established for the purpose of satisfying certain supplemental post-employment benefit obligations in the U.S. for eligible executives in the event of a change of control of the Company. In addition to holding cash equivalents primarily to satisfy short-term cash requirements relating to benefit payments, the trust primarily invests in U.S. government obligations, debt obligations of corporations and financial institutions with high credit ratings and equity mutual fund shares. Contractual maturity dates of debt securities held by the trust range from 2008 to 2043. Such debt and equity securities are classified as available-for-sale and aggregated $54,989 and $55,655 as of July 31, 2008 and July 31, 2007, respectively. The July 31, 2008 and July 31, 2007 balance sheets reflect retirement benefit assets held in the trust of $50,740 and $51,469, related to retirement benefit liabilities of $59,666 and $62,791, respectively.

Included in investments is the Company’s investment in Satair of $4,477 and $5,336, at July 31, 2008 and July 31, 2007, respectively, which is classified as available-for-sale.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
The following is a summary of the Company’s available-for-sale investments by category at July 31, 2008 and July 31, 2007:

			Gross	Gross	Net
	Cost/		Unrealized	Unrealized	Unrealized
	Amortized		Holding	Holding	Holding
	Cost Basis	Fair Value	Gains	Losses	Gains
2008

Equity securities	$6,363	$8,570	$3,125	$(918)	$2,207

Debt securities:
U.S. Treasury	15,587	16,511	943	(19)	924
Other U.S. government	10,111	10,370	331	(72)	259
CMO/mortgage- backed	371	378	7	—	7
Corporate	23,484	23,678	386	(192)	194

	$55,916	$59,507	$4,792	$(1,201)	$3,591

2007

Equity securities	$5,744	$9,878	$4,134	$—	$4,134

Debt securities:
U.S. Treasury	14,431	14,561	150	(20)	130
Other U.S. government	12,441	12,500	96	(37)	59
CMO/mortgage- backed	576	628	53	(1)	52
Corporate	23,440	23,464	119	(95)	24

	$56,632	$61,031	$4,552	$(153)	$4,399

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
2008

Equity securities	$4,051	$918	$—	$—	$4,051	$918
Debt securities:
U.S. Treasury	696	19	—	—	696	19
Other U.S. government	3,029	72	—	—	3,029	72
CMO/mortgage - backed	—	—	—	—	—	—
Corporate	6,745	192	—	—	6,745	192

	$14,521	$1,201	$—	$—	$14,521	$1,201

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
2007

Equity securities	$—	$—	$—	$—	$—	$—
Debt securities:
U.S. Treasury	5,132	20	—	—	5,132	20
Other U.S. government	4,875	37	—	—	4,875	37
CMO/mortgage - backed	446	1	—	—	446	1
Corporate	11,433	95	—	—	11,433	95

	$21,886	$153	$—	$—	$21,886	$153

The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the years ended July 31, 2008, July 31, 2007 and July 31, 2006:

	2008	2007	2006
Proceeds from sales	$15,132	$13,344	$17,905
Realized gross gains on sales	278	4	2,217
Realized gross losses on sales	31	61	112
(c)	Prepaid pension expenses represent the non-current amounts arising from the excess of cumulative employer contributions over accrued net pension expenses. Refer to Note 12, Pension and Profit Sharing Plans and Arrangements for further discussion.

(d)	In connection with the adoption of FIN No. 48, non-current income tax receivable as of July 31, 2008 includes amounts previously reported as current assets and current liabilities as of July 31, 2007.
NOTE 8 — NOTES PAYABLE AND LONG-TERM DEBT
     At July 31, 2008, the Company had available unsecured credit facilities which require no compensating balances, totaling approximately $232,704. In addition to providing short-term liquidity and overdraft protection, these facilities also support various programs (such as guarantee, performance bond and warranty) mandated by customers and other financial exposures (foreign exchange forward contracts) of the Company. At July 31, 2008, notes payable were $26,062 and an additional $43,263 was committed to various other programs. The weighted average interest rates on notes payable at the end of fiscal years 2008 and 2007 were 5.9% and 5.4%, respectively.
     Long-term debt consists of:

	2008	2007
Senior revolving credit facility, due in fiscal year 2011 (a)	$356,737	$217,324
Private placement senior notes, due in fiscal year 2013 (b)	280,000	280,000
Yen denominated loan, due in fiscal year 2010 (c)	83,421	75,969
Other	30,038	19,936

	750,196	593,229
SFAS No. 133 fair value adjustment, net (d)	107	133

Total long-term debt	750,303	593,362
Current portion	(3,252)	(1,771)

Long-term debt, net of current portion	$747,051	$591,591

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     As more fully described in Note 2, Audit Committee Inquiry and Restatement, to the 2007 Form 10-K, the Company failed to comply with certain representations, warranties and covenants in its debt agreements including the agreements described in (a), (b) and (c) below including its inability to timely file its periodic reports with the SEC. The Company entered into amendments and/or waivers of those agreements. Under the terms of those amendments and covenant waivers, the Company was obligated to return to compliance with its reporting obligations under the federal securities laws by March 31, 2008. The Company became compliant with its filing obligations under the foregoing agreements, as amended, on March 28, 2008.
(a)	On June 21, 2006, the Company and certain wholly-owned subsidiary borrowers, entered into a multi-currency (U.S.$, Pound, Euro), five-year $500,000 unsecured senior revolving credit facility with a syndicate of banks, which expires on June 21, 2011. Simultaneously, the Company and one of its domestic subsidiaries borrowed approximately $445,000 under this facility and used the proceeds principally (1) to repay the $213,869 of borrowings, accrued interest and fees due under its then existing $350,000 unsecured senior revolving credit facility entered into on July 29, 2005, (2) to prepay a 90-day term $200,000 loan plus accrued interest, (3) to pay various fees associated with the new facility and (4) for general corporate purposes. The then existing $350,000 unsecured revolving credit facility was terminated upon execution of the $500,000 revolving credit facility. Letters of credit outstanding against the $500,000 revolving credit facility as of July 31, 2008 were approximately $12,684.

Borrowings under the current facility bear interest at either a variable rate based upon LIBOR (U.S.$ and £ borrowings) or Euribor (Euro borrowings) or at the prime rate of the Administrative Agent (U.S.$ borrowing only). The current facility contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. The financial covenants are as follows:
i.	Minimum interest coverage ratio: The Ratio of Earnings Before Net Interest, Taxes, Depreciation, Amortization and the Non-Cash Portion of Non-Recurring Charges and Income (“EBITDA”) to Net Interest Expense shall not be less than 3.50 to 1.00, computed on the basis of cumulative results for the most recently ended four consecutive quarters.

ii.	Maximum funded debt ratio: The Ratio of Consolidated Funded Debt to EBITDA shall not exceed 3.50 to 1.00, EBITDA computed on the basis of cumulative results for the most recently ended four consecutive quarters.
The Company is in compliance with these financial covenants.

(b)	On August 6, 2002, the Company completed a private placement offering of $280,000 6% senior notes due on August 1, 2012. The notes are unsecured and unsubordinated obligations of the Company and rank pari passu to its other outstanding unsecured and unsubordinated indebtedness.

(c)	The Company has a loan of Yen 9 billion (approximately $83,421 as of July 31, 2008) which is due on June 20, 2010. Interest payments are at a variable rate based upon Yen LIBOR. The Company designated this borrowing as a non-derivative hedge of its net Yen investment in a Japanese subsidiary.

(d)	Refer to Note 9, Financial Instruments and Risks and Uncertainties, for further discussion of the Company’s hedging activities.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     The aggregate annual maturities of long-term debt during fiscal years 2009 through 2013 are approximately as follows:

2009	$3,252
2010	86,721
2011	359,967
2012	2,800
2013	282,873
     Interest expense, net, for fiscal years 2008, 2007 and 2006 is comprised of:

	2008	2007	2006
Interest expense(a)	$50,937	$56,837	$40,323
Interest income	18,361	17,781	10,200

Interest expense, net	$32,576	$39,056	$30,123

(a)	For fiscal years 2008, 2007 and 2006, interest expense included $11,470, $22,273 and $7,686, respectively, related to Income taxes payable.
NOTE 9 — FINANCIAL INSTRUMENTS AND RISKS AND UNCERTAINTIES
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
     The Company entered into two consecutive, non-concurrent, “receive fixed, pay variable” fair value interest rate swap transactions related to the $280,000 private placement 6.00% notes due in 2012. Both transactions had an aggregate notional amount of $230,000 and both were terminated prior to maturity. The initial swap was entered into in fiscal year 2003 and terminated that same year to monetize, or realize, gains in the fair market value of the swap. Proceeds, net of accrued interest due to the Company of $2,667, were $13,467 and are being amortized as a reduction of interest expense over the remaining life of the underlying indebtedness. The second swap was entered into in fiscal year 2003 (concurrent with the termination of the first swap) and was terminated in fiscal year 2005 to effect a decision by management to increase the fixed rate portion of the Company’s debt portfolio in response to changes in the interest rate environment. The cash outlay, augmented by accrued interest due to the Company of $894, totaled $10,938; such amount being amortized as an increase to interest expense over the remaining life of the underlying indebtedness. The unamortized balance of both swaps, netting to $107 at July 31, 2008, is reflected as a realized adjustment to the carrying value of the underlying indebtedness.
     On June 20, 2007, the Company entered into a “receive variable, pay fixed” interest rate swap related to the Yen 9 billion loan that matures in June 2010, whereby the Company received payments at a variable rate based upon Yen LIBOR and made payments at a fixed rate of 1.58% on a notional amount of Yen 9 billion. As more fully described in Note 2, Audit Committee Inquiry and Restatement, to the 2007 Form 10-K, the Company failed to comply with certain representations, warranties and covenants in its debt other financing-related agreements, including this interest rate swap. The Company entered into amendments and/or waivers of those agreements. Under the terms of those amendments and waivers, the Company was obligated to return to compliance with its reporting obligations under the federal securities laws by March 31, 2008. The Company became compliant with its filing obligations under the foregoing agreements, as amended, on March 28, 2008.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     In June 2005, pursuant to the execution of a Yen 3.5 billion loan from a U.S. dollar functional Netherlands subsidiary of the Company (“PNBV”) to a Japanese subsidiary of the Company (“NPL”), PNBV entered into a cross currency swap with a financial institution. Under the terms of the agreement, PNBV made interest payments to the financial institution at a fixed rate, based upon a notional amount of Yen 3.5 billion. In return, the financial institution made interest payments to PNBV, at a fixed rate, based upon a $32,154 notional amount (the U.S. dollar equivalent of the Yen 3.5 billion based upon the spot rate on the date of the closing of this transaction). On December 12, 2007, the cross currency interest rate swap was settled and the intercompany loan was repaid. The cross currency swap had a gain of $980 and the Japanese Yen intercompany loan had a foreign exchange loss of $820. Both of these positions were recorded in the statement of earnings during the second quarter of fiscal year 2008.
     As of July 31, 2008, the Company had an interest rate swap and forwards outstanding with notional amounts aggregating $83,421 and $38,464 respectively, whose fair values were a liability of $432 and $231, respectively. Accumulated other comprehensive income includes $277, net of tax, of cumulative unrealized losses on its variable to fixed rate interest rate swap (i.e., cash flow hedge).
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
NOTE 10 — INCOME TAXES
     The components of earnings before income taxes are as follows:

	2008	2007	2006
Domestic operations	$27,437	$44,675	$34,200
Foreign operations	298,118	215,854	169,030

	$325,555	$260,529	$203,230

The provisions for income taxes consist of the following items:
Current:
Federal, state and local	$49,166	$51,620	$91,518
Foreign	78,484	79,521	49,036

	127,650	131,141	140,554

Deferred:
Federal, state and local	(24,326)	4,756	9,417
Foreign	4,952	(2,865)	1,119

	(19,374)	1,891	10,536

	$108,276	$133,032	$151,090

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     A reconciliation of the provisions for income taxes follows:

	% of Pretax Earnings
	2008	2007	2006
Computed “expected” tax expense	35.0%	35.0%	35.0%

Tax benefit of Puerto Rico Section 936 operations	—	—	(2.3)
Foreign income and withholding taxes, net of U.S. foreign tax credits	(2.6)	6.0	41.6
Taxes on undistributed earnings	—	8.5	—
U.S. tax credits	(0.2)	(0.6)	—
Change in valuation allowance	—	(0.3)	(0.9)
Other, net	1.0	2.5	0.9

Effective tax rate	33.2%	51.1%	74.3%

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
     In fiscal year 2007, the Company provided $22,000 of U.S. tax on approximately $160,000 of undistributed foreign earnings that previously have not been subject to U.S. tax. This provision resulted in an effective tax rate reconciling item of 8.5%. U.S. tax was not previously provided on these earnings as they were considered by the Company to be indefinitely reinvested in its foreign operations. The decision was made to provide taxes for this portion of undistributed foreign earnings in anticipation of those foreign funds being remitted to the U.S. in the future to fund tax payments that resulted from the previously announced understatement of U.S. federal income tax payments. During fiscal year 2008, approximately $100,000 was repatriated under this plan which resulted in an incremental $2,436 of tax expense.
     As of July 31, 2008, the Company has not provided deferred taxes on approximately $485,000 of undistributed foreign subsidiaries’ earnings because it intends to invest substantially all such earnings in its foreign operations indefinitely. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset, in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable on the remaining pool of undistributed earnings if a reversal of temporary differences occurred.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     The components of the net deferred tax asset at July 31, 2008 and July 31, 2007, are as follows:

	2008	2007
Deferred tax asset:
Tax loss and tax credit carry-forwards	$27,607	$32,821
Inventories	24,682	20,514
Compensation and benefits	25,943	24,601
Environmental	5,390	6,685
Accrued expenses	27,573	23,437
Amortization	7,368	8,264
Net pensions	43,917	43,164
Other	28,798	18,060

Gross deferred tax asset	191,278	177,546
Valuation allowance	(22,327)	(25,112)

Total deferred tax asset	168,951	152,434

Deferred tax liability:
Plant and equipment	(36,610)	(37,073)
Undistributed foreign earnings	(8,858)	(22,065)
Other	(9,540)	(8,573)

Total deferred tax liability	(55,008)	(67,711)

Net deferred tax asset	$113,943	$84,723

     As of July 31, 2008, the Company had available tax net operating loss, tax capital loss and tax credit carry forwards subject to expiration as follows:

	Losses
Year of Expiration	Operating	Capital	Tax Credits
2009	$—	$—	$—
2010-2018	4,690	4,479	4,549
2019-2027	5,750	—	—

Subtotal	10,440	4,479	4,549
Indefinite	74,591	—	—

Total	$85,031	$4,479	$4,549

     In addition, the Company has various state net operating loss carryforwards that expire in varying amounts through fiscal year 2028.
     The valuation allowance has been reduced by $2,785 during the fiscal year ended July 31, 2008. This reduction primarily resulted from the reduction of foreign tax loss carryforwards due to decreases of foreign statutory tax rates.
     In evaluating the reasonableness of the valuation allowance, management assesses whether it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. Ultimately, the realization of deferred tax assets is dependent upon generation of sufficient future taxable income during those periods in which temporary differences become deductible and/or net operating loss and tax credit carryforwards can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of taxable temporary differences, tax-planning strategies and projected future taxable income. Based on these considerations, management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the July 31, 2008 valuation allowance.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     As discussed in Note 1, effective August 1, 2007, the Company adopted a new accounting standard, FIN No. 48, Accounting for Uncertainty in Income Taxes, resulting in a cumulative effect adjustment of $5,570, reducing its liability for unrecognized income tax benefits and interest and increasing the August 1, 2007 balance of Retained Earnings. In addition, consistent with the provisions of FIN No. 48, the Company has reclassified uncertain tax positions from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date. The Company had previously recorded its tax contingencies as current liabilities. These non-current income tax liabilities are recorded in income taxes payable-non-current in the consolidated balance sheet.
     A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits is as follows:

Balance at August 1, 2007	$210,000
Increases for tax positions taken during the current year	26,232
Increases for tax positions taken in prior years	7,596
Decreases for tax positions taken in prior years	(651)
Settlements with tax authorities	(463)
Expiration of the statute of limitations	(427)

Balance at July 31, 2008	$242,287

     The total amount of net unrecognized tax benefits that would reduce the effective tax rate, if recognized, was $152,000 at July 31, 2008.
     The Company files income tax returns in the United States and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. As of July 31, 2008, the Company is subject to U.S. federal and state local income tax examinations for the fiscal tax years ended in 1996 through 2007, and to non-U.S. income tax examinations for the fiscal tax years ended in 2000 through 2007.
     The Company recognizes accrued interest expense related to unrecognized income tax benefits in interest expense and the balance at the end of a reporting period is recorded in accrued interest payable on the Company’s consolidated balance sheet. Penalties are accrued as part of income tax expense and the unpaid balance at the end of a reporting period are recorded as part of the current or non-current reserve for uncertain income tax positions. Upon adoption of FIN No. 48, the Company had accrued $64,000 for the potential payment of interest and penalties. During the current fiscal year, $11,470 of interest expense and $1,679 of tax expense related to penalties were recognized in the statement of earnings. As of July 31, 2008, the Company has accrued $78,183 for the potential payment of interest and penalties.
     Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $28,000.
     In September 2007, the Company deposited $135,000 with the Internal Revenue Service. A portion of this deposit has been reflected as a reduction of current income taxes payable and interest payable, with the remainder reflected as prepaid income tax in other non-current assets on the Company’s consolidated balance sheet.
     The amounts recorded in the consolidated financial statements reflect the Company’s current estimate of income tax liabilities as of July 31, 2008 including interest and penalties. As previously disclosed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K, the actual amounts due and payable upon final settlement of the matters that are under review by taxing authorities in the U.S. and other taxing jurisdictions may differ materially from the Company’s estimate. In particular, the Company may be subject to potential additional penalties that may be asserted by the U.S. and foreign taxing authorities of up to $129,000, which has not been reflected in the consolidated financial statements as of July 31, 2008.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
NOTE 11 — ACCRUED AND OTHER NON-CURRENT LIABILITIES
     Accrued liabilities consist of the following:

	2008	2007
Payroll and related taxes	$136,675	$138,299
Benefits	18,075	16,123
Interest payable	18,854	57,527
Environmental remediation (a)	5,180	5,951
Deferred income taxes	3,648	3,019
Other	88,090	94,727

	$270,522	$315,646

     Other non-current liabilities consist of the following:

	2008	2007
Retirement benefits	$167,737	$155,699
Interest payable — non-current (b)	46,323	—
Deferred revenue (c)	13,821	15,975
Environmental remediation (a)	9,569	12,176
Other	14,648	5,648

	$252,098	$189,498

(a)	For further discussion regarding environmental remediation liabilities refer to Note 13, Contingencies and Commitments.

(b)	In connection with the adoption of FIN No. 48, income taxes payable — non-current as of July 31, 2008 includes certain unrecognized income tax benefits that were previously reported as current liabilities in income taxes payable as of July 31, 2007. The related interest payable has been reported as interest payable — non-current as of July 31, 2008.

(c)	On December 16, 2005, the Company sold the rights to its Western Hemisphere commercial aerospace aftermarket distribution channel for the Company’s products for a ten-year period to Satair. The proceeds received for the distribution rights were recorded as deferred revenue and are being amortized as an increase to sales over the life of the distribution agreement.
NOTE 12 — PENSION AND PROFIT SHARING PLANS AND ARRANGEMENTS
Pension Plans
     The Company provides substantially all domestic and foreign employees with retirement benefits. Funding policy for domestic plans, which is primarily comprised of a cash balance pension plan, is in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”); for foreign plans, funding is determined by local tax laws and other regulations. Pension costs charged to operations totaled $25,363, $30,314 and $32,819 in fiscal years 2008, 2007 and 2006, respectively.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     The following table reflects the change in benefit obligations, change in plan assets and funded status for these plans:

	U.S. Plans		Foreign Plans
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation — beginning of year	$192,017	$184,307	$356,701	$332,120
Curtailments and settlements	—	—	(462)	—
Service cost	7,998	7,818	4,074	3,941
Interest cost	11,586	11,051	19,044	16,493
Plan participant contributions	—	—	27	—
Plan amendments	962	2,011	(1,871)	—
Actuarial gain	(9,311)	(2,132)	(34,819)	(14,789)
Total benefits paid	(12,566)	(11,038)	(13,657)	(10,945)
Plan transfer	—	—	186	4,852
Effect of exchange rates	—	—	7,983	25,029

Benefit obligation — end of year	190,686	192,017	337,206	356,701

Change in plan assets (a):
Fair value of plan assets — beginning of year	134,085	124,071	258,815	206,624
Actual return on plan assets	(7,614)	17,495	(14,098)	21,734
Company contributions	3,465	3,557	11,929	11,599
Plan participant contributions	—	—	27	—
Benefits paid from plan assets	(12,566)	(11,038)	(13,657)	(10,945)
Plan transfer	—	—	186	13,264
Effect of exchange rates	—	—	(818)	16,539

Fair value of plan assets — end of year	117,370	134,085	242,384	258,815

Funded status (a)	$(73,316)	$(57,932)	$(94,822)	$(97,886)

Accumulated benefit obligation	$171,095	$171,629	$327,541	$346,047

Plans with accumulated benefit obligations in excess of plan assets consist of the following:

Accumulated benefit obligation	$149,985	$53,504	$322,402	$320,841
Projected benefit obligation	169,576	61,271	330,478	328,679
Plan assets at fair value	92,405	—	236,336	232,852

(a)	The Company has certain supplemental defined benefit plans, which provide benefits to eligible executives in the U.S. and employees abroad. As such, the above tables do not include the Company’s assets relating to these plans of $49,719 and $50,318 for the U.S. plans and $25,618 and $22,195 for the foreign plans as of July 31, 2008 and July 31, 2007, respectively. Liabilities, included in the tables above, related to these plans were $58,362 and $61,156 for the U.S. plans and $52,484 and $55,115 for the foreign plans as of July 31, 2008 and July 31, 2007, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

	U.S. Plans		Foreign Plans
	2008	2007	2008	2007
Amounts recognized in the balance sheet consists of:
Non-current assets	$3,855	$6,486	$329	$152
Current liabilities	(2,985)	(3,839)	(1,884)	(1,688)
Non-current liabilities	(74,186)	(60,579)	(93,267)	(96,350)

Net amount recognized	$(73,316)	$(57,932)	$(94,822)	$(97,886)

     Net periodic benefit cost for the Company’s defined benefit pension plans includes the following components:

	U.S. Plans			Foreign Plans
	2008	2007	2006	2008	2007	2006
Service cost	$7,998	$7,818	$7,511	$4,074	$3,941	$6,774
Interest cost	11,586	11,051	9,471	19,044	16,493	13,621
Expected return on plan assets	(8,760)	(8,497)	(6,288)	(15,862)	(13,074)	(10,745)
Amortization of prior service cost	1,221	1,115	952	256	612	439
Amortization of net transition asset	—	(42)	(42)		—	—
Amortization of actuarial loss	1,869	2,315	2,857	4,399	8,582	7,954
(Gain)/loss due to curtailments and settlements	—	—	—	(462)	—	315

Net periodic benefit cost	$13,914	$13,760	$14,461	$11,449	$16,554	$18,358

     Other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ending July 31, 2008 are as follows:

	U.S. Plans	Foreign Plans
Net actuarial loss (gain)	$7,063	$(4,824)
Recognized actuarial gain	(1,869)	(4,399)
Prior service cost (credit)	962	(1,871)
Recognized prior service credit	(1,221)	(256)
Effect of exchange rates on amounts included in accumulated other comprehensive income	—	(438)

Total recognized in other comprehensive loss/(income) (before tax effects)	$4,935	$(11,788)

Total recognized in other comprehensive loss/(income), net of tax effects	$2,886	$(8,600)

Total recognized in net periodic benefit cost and other comprehensive loss/(income) (before tax effects)	$18,849	$(339)

Total recognized in net periodic benefit cost and other comprehensive loss/(income), net of tax effects	$11,791	$(820)

     Amounts recognized in accumulated other comprehensive income as of July 31, 2008 are as follows:

		Foreign
	U.S. Plans	Plans	Total
Prior service cost	$7,802	$1,044	$8,846
Net actuarial loss	32,722	52,765	85,487

Total amounts recognized in accumulated other comprehensive income	$40,524	$53,809	$94,333

     Amounts recognized in accumulated other comprehensive income as of July 31, 2007 are as follows:

		Foreign
	U.S. Plans	Plans	Total
Prior service cost	$8,061	$2,955	$11,016
Net actuarial loss	27,528	62,642	90,170

Total amounts recognized in accumulated other comprehensive income	$35,589	$65,597	$101,186

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     Amounts in accumulated other comprehensive income expected to be amortized as components of net periodic benefit cost during fiscal year 2009 are as follows:

		Foreign
	U.S. Plans	Plans	Total
Prior service cost	$1,538	$195	$1,733
Net actuarial loss	$1,056	$1,489	$2,545
     The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost:

	U.S. Plans			Foreign Plans
	2008	2007	2006	2008	2007	2006
Assumptions used to determine benefit obligations
Discount rate	6.75%	6.25%	6.25%	5.92%	5.40%	4.83%
Rate of compensation increase	4.69%	4.68%	4.68%	3.15%	2.94%	2.93%

Assumptions used to determine net periodic benefit cost
Discount rate	6.25%	6.25%	5.25%	5.40%	4.83%	4.51%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%	6.44%	6.47%	6.42%
Rate of compensation increase	4.68%	4.68%	3.67%	2.94%	2.93%	3.79%
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
     The following table provides the Company’s weighted average target plan asset allocation and actual asset allocation by asset category:

	2008		2007
	Target	Actual	Actual
	Allocation	Allocation	Allocation
Equity securities	56%	54%	63%
Debt securities	30%	31%	26%
Other	14%	15%	11%
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
     Management’s estimate of the Company’s cash requirements for the defined benefit plans for the year ending July 31, 2009 is $17,314. This is comprised of expected benefit payments of $6,502, which will be paid directly to plan participants from Company assets, as well as expected Company contributions of $10,812. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ greatly from current estimates.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     The following table provides the pension benefits expected to be paid to participants, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from plan assets:

Expected pension benefit payments
2009	$25,412
2010	26,626
2011	28,407
2012	29,935
2013	36,975
2014-2018	172,301
Defined Contribution Plans
     The Company’s 401(k) and profit sharing plan covers substantially all domestic employees of the Company and its participating subsidiaries, other than those employees covered by a union retirement plan. The Plan provides that participants may voluntarily contribute a percentage of their compensation and the Company will make a matching contribution equal to 100% of the first 3% of each participant’s contributions. The expense associated with the plan for fiscal years 2008, 2007, and 2006 was $6,038, $4,636 and $5,392, respectively.
     The Company and its subsidiaries also participate in defined contribution pension plans primarily for the benefit of certain foreign employees. The expense associated with these plans was $10,084, $7,809 and $5,445 for fiscal years 2008, 2007 and 2006, respectively.
NOTE 13 — CONTINGENCIES AND COMMITMENTS
     With respect to the matters described below under the headings Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or insurance recoveries have been reflected in the consolidated financial statements as of July 31, 2008 as these amounts are not probable or estimable.
Federal Securities Class Actions:
     Four putative class action lawsuits were filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K. These lawsuits were filed between August 14, 2007 and October 11, 2007 in the United States District Court for the Eastern District of New York. By Order dated May 28, 2008, the Court consolidated the cases under the caption “In re Pall Corp,” No. 07-CV-3359 (E.D.N.Y.) (JS) (ARL), appointed a lead plaintiff and ordered that the lead plaintiff file a consolidated amended complaint. The lead plaintiff filed its consolidated amended complaint on August 4, 2008. The lead plaintiff seeks to act as representative for a class consisting of purchasers of the Company’s stock between April 20, 2007, and August 2, 2007, inclusive. The consolidated amended complaint names the Company, Eric Krasnoff and Lisa McDermott as defendants and alleges violations of Section 10(b) and 20(a) of the Exchange Act, as amended, and Rule 10b-5 promulgated by the Securities and Exchange Commission. It alleges that the defendants violated these provisions of the federal securities laws by issuing materially false and misleading public statements about the Company’s financial results and financial statements, including the Company’s income tax liability, effective tax rate, internal controls and accounting practices. The plaintiffs seek unspecified compensatory damages, costs and expenses. The Company moved to dismiss the consolidated amended complaint on September 19, 2008.
Shareholder Derivative Lawsuits:
     On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County relating to the tax matter described above. These actions purport to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs allege that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006 and the first three quarters of fiscal year 2007. The complaints seek unspecified compensatory damages on behalf of Pall Corporation, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints for failure to make a demand upon the Company’s board of directors, which motions were granted on April 30 and May 2, 2008.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
On September 19, 2008, the same two plaintiffs filed a derivative lawsuit in New York Supreme Court, Nassau County, which was served on the Company on September 26, 2008. This action purports to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter. In addition, the plaintiffs allege that the Board’s refusal of their demand to commence an action against the defendants was not made in good faith.
Other Proceedings:
     The SEC and U.S. Attorney’s Office for the Eastern District of New York are conducting investigations in connection with the tax matter described above. The Company is cooperating with these investigations.
Environmental Matters:
     Certain facilities of the Company are involved in environmental proceedings. The most significant matter pertains to the Company’s subsidiary, Gelman Sciences Inc. (“Gelman”), which constitutes the majority of the $14,749 and $18,127 of accruals in the Company’s Consolidated Balance Sheets at July 31, 2008, and July 31, 2007, respectively. The Company recorded charges of $1,275 and $3,384 in fiscal years 2008 and 2007, respectively, related to environmental matters. The increases recorded to the environmental liabilities represent management’s best estimate of the cost to be incurred to perform remediation. The estimates are based upon the feasibility of the use of certain remediation technologies and processes as well as the facts known to management at the time the estimates are made. (Refer to Note 1, Accounting Policies and Related Matters).
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
     In correspondence dated June 5, 2001, the State asserted that stipulated penalties in the amount of $142 were owed for a separate alleged violation of the Consent Judgment. The Court found that a “substantial basis” for Gelman’s position existed and again took the State’s request “under advisement,” pending the results of certain groundwater monitoring data. That data has been submitted to the Court, but no ruling has been issued.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     By letter dated June 15, 2007, the Michigan Department of Environmental Quality (“DEQ”) claimed Gelman was in violation of the Consent Judgment and related work plans due to its failure to operate a groundwater extraction well in the Evergreen Subdivision at the approved minimum purge rate. The DEQ sought to assess stipulated penalties. Gelman filed a Petition for Dispute Resolution with the court on July 6, 2007 contesting these penalties. Prior to the hearing on Gelman’s petition, the parties met and the DEQ agreed to waive these penalties in exchange for Gelman’s agreement to perform additional investigations in the area. The Court entered a Stipulated Order to this effect on August 7, 2007. Since then, Gelman has installed several monitoring wells requested by the State. Representatives of Gelman and the State met on December 10, 2007 to discuss the data obtained from these wells and to plan further investigative activities. These discussions are ongoing. On April 15, 2008, Gelman submitted two reports summarizing the results of the investigation to date. Gelman also submitted a “capture zone analysis” that confirmed that Gelman was achieving the cleanup objective for the Evergreen Subdivision system. On June 23, 2008, the State provided its response to these reports. The response also addressed outstanding issues regarding several other areas of the site. In its response, the State asked the Company to undertake additional investigation in the Evergreen Subdivision area and in other areas of the site to more fully delineate the extent of contamination. The State also asked the Company to capture additional contaminated groundwater in the Wagner Road area, near the Gelman property, unless the Company can show that it is not feasible to do so. Gelman proposed to the DEQ several modifications to the Consent Judgment on August 1, 2008 and met with the DEQ to discuss these modifications (and other outstanding issues) on September 15, 2008. The parties agreed that Gelman would prepare and submit to the DEQ an outline for modifications to the existing Consent Judgment (and Administrative Orders) by October 15, 2008 and that the parties would meet thereafter to discuss.
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
     The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of July 31, 2008 and July 31, 2007 is immaterial to the financial position of the Company as is the change in the accrual for fiscal year 2008 to the Company’s consolidated results of operations, cash flows and financial position.
     As of July 31, 2008, the Company had surety bonds outstanding relating primarily to its long-term contracts with governmental agencies of approximately $172,826.
     The Company and its subsidiaries lease office and warehouse space, automobiles, computers and office equipment. Rent expense for all operating leases amounted to approximately $30,818 in 2008, $25,664 in 2007 and $24,835 in 2006. Future minimum rental commitments at July 31, 2008, for all non-cancelable operating leases with initial terms exceeding one year are $22,390 in 2009; $14,749 in 2010; $8,727 in 2011; $5,001 in 2012, $2,691 in 2013 and $5,235 thereafter.
     The Company and its subsidiaries have various non-cancelable purchase commitments for goods or services with various vendors that have terms in excess of one year. Future purchase commitments at July 31, 2008, for the aforementioned purchase commitments are $105,244 in 2009; $8,443 in 2010; $927 in 2011, $406 in 2012 and $406 in 2013 and $3,241 thereafter.
     The Company has employment agreements with its executive officers, which vary in length from one to two years. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses that are payable if specified management goals are attained as discussed in Note 15, Incentive Compensation Plan. The aggregate commitment for future salaries at July 31, 2008, excluding bonuses, was approximately $13,003.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
NOTE 14 — COMMON STOCK
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
Stock Repurchase Programs
     On October 14, 2004, the Company’s board of directors authorized the expenditure of up to $200,000 for the repurchase of shares of the Company’s common stock. On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. Total repurchases in fiscal year 2008 were 4,056 shares at an aggregate cost of $148,850 with an average price per share of $36.70. The aggregate cost of repurchases in fiscal years 2007 and 2006 was $61,795 (1,586 shares at an average price per share of $38.98) and $100,727 (3,556 shares at an average price per share of $28.33), respectively. Under the current stock repurchase programs, $199,382 remains to be expended. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.
Stock Plans
     The Company currently has four stock-based employee compensation plans which are described more fully below under the captions Stock Purchase Plans and Stock Option and Restricted Stock Unit Plans. The detailed components of stock-based compensation expense recorded in the Consolidated Statements of Earnings for the years ended July 31, 2008, July 31, 2007 and July 31, 2006 are illustrated in the table below.

	July 31, 2008	July 31, 2007	July 31, 2006
Stock options	$3,092	$4,034	$6,019
Restricted stock units	6,609	4,881	2,347
Employee stock purchase plan (“ESPP”)	3,957	2,955	2,180
Management stock purchase plan (“MSPP”)	2,401	2,252	1,319

Total	$16,059	$14,122	$11,865

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     The following table illustrates the income tax effects related to stock-based compensation for the fiscal years:

	2008	2007	2006
Excess tax benefit in cash flows from financing activities	$1,802	$7,929	$1,937
Tax benefit recognized related to total stock-based compensation expense	4,710	4,728	2,042
Actual tax benefit realized for tax deductions from stock-based payment arrangements	3,738	9,965	4,153
     The following weighted average assumptions were used in estimating the fair value of stock options and ESPP shares granted during the fiscal years using a Black-Scholes-Merton option-pricing formula:

	2008	2007	2006
Stock Options
Weighted average fair value at grant date	$8.29	$10.03	$7.20
Valuation assumptions:
Expected dividend yield	1.7%	1.8%	1.9%
Expected volatility	24.9%	25.6%	26.7%
Expected life (years)	5	5	5
Risk-free interest rate	2.9%	4.8%	4.6%

	2008	2007	2006
ESPP Shares
Weighted average fair value at grant date	$9.14	$7.77	$5.85
Valuation assumptions:
Expected dividend yield	1.3%	1.5%	1.5%
Expected volatility	33.7%	21.0%	19.1%
Expected life (years)	1/2 year	1/2 year	1/2 year
Risk-free interest rate	2.7%	5.1%	4.6%
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
     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over four years for matches made thereafter. Such restricted units aggregated 838 and 789 as of July 31, 2008 and July 31, 2007, respectively. As of July 31, 2008, there was $5,876 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 2.8 years.
     The following is a summary of MSPP activity during the fiscal years:

	2008	2007	2006
Deferred compensation and cash contributions	$4,034	$3,259	$3,501
Fair value of restricted stock units vested	$1,172	$306	$565
Vested units distributed	159	141	68
     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. For the years ended July 31, 2008, July 31, 2007 and July 31, 2006, the Company issued 462, 498 and 472 shares at an average price of $31.75, $26.37 and $22.10, respectively.
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
     The fair value of the restricted unit awards are determined by reference to the closing price of the stock on the date of the award, and are charged to earnings over the service periods during which the awards are deemed to be earned; four years, in the case of units awarded to employees and upon grant, in the case of the annual award units to non-employee directors. The annual award units granted to non-employee directors of the Company (and any related dividends paid in the form of additional units) are converted to shares once the director ceases to be a member of the board of directors. A total of 19 and 19 annual award units were granted during the years ended July 31, 2008 and July 31, 2007, respectively, with weighted-average fair market values of $39.03 and $33.65 per share, respectively. Restricted stock units granted to employees cliff-vest after the fourth anniversary of the date of grant. Dividends paid on unvested restricted stock units vest at the same time as the restricted units for which the dividends were recorded.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
     A summary of restricted stock unit activity, excluding annual award units, for the 2005 Stock Plan during the year ended July 31, 2008, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at August 1, 2007	718	$33.19
Granted	341	38.07
Vested	(3)	29.48
Forfeited	(31)	33.85

Nonvested at July 31, 2008	1,025	$34.80

     As of July 31, 2008 there was $23,598 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 3.1 years.
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
     A summary of option activity for all stock option plans during the year ended July 31, 2008 is presented below:

		Weighted	Weighted
		-Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Options	Shares	Price	Contractual Term	Value
Outstanding at August 1, 2007	2,829	$25.29
Granted	736	37.16
Exercised	(178)	19.62
Forfeited or Expired	(30)	30.78

Outstanding at July 31, 2008	3,357	$28.15	4.7	$42,344

Expected to vest at July 31, 2008	1,339	$35.28	5.9	$7,680

Exercisable at July 31, 2008	1,975	$23.08	3.8	$34,533

     As of July 31, 2008, there was $9,905 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years. The total intrinsic value of options exercised during the years ended July 31, 2008, July 31, 2007 and July 31, 2006 was $3,760, $23,883, and $7,754, respectively. The intrinsic value is the result of multiplying shares by the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
     The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.
NOTE 15 — INCENTIVE COMPENSATION PLAN
     The plan provides additional compensation to officers and key employees of the Company and its subsidiaries based upon the achievement of specified management goals. The compensation committee of the board of directors establishes the goals on which the Company’s executive officers are compensated, and management establishes the goals for other covered employees. The aggregate amounts charged to expense in connection with the plan were $27,394, $28,437 and $16,082 for fiscal years 2008, 2007 and 2006, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
NOTE 16 — OTHER COMPREHENSIVE INCOME
     The Company has elected to report comprehensive income in the Consolidated Statement of Stockholders’ Equity. The changes in the components of other comprehensive income are as follows:

	Pretax		Net
	Amount	Tax Effect	Amount
2008
Unrealized translation adjustment	$32,440	$4,298	$36,738
Pension liability adjustment	6,853	(1,139)	5,714
Unrealized investment losses (a)	(808)	350	(458)
Unrealized losses on derivatives	(277)	83	(194)

Other comprehensive income	$38,208	$3,592	$41,800

2007
Unrealized translation adjustment	$32,204	$3,719	$35,923
Minimum pension liability adjustment (b)	36,993	(10,668)	26,325
Unrealized investment gains (a)	2,450	(1,598)	852
Unrealized gains on derivatives	34	104	138

Other comprehensive income	$71,681	$(8,443)	$63,238

2006
Unrealized translation adjustment	$25,806	$563	$26,369
Minimum pension liability adjustment	(32,878)	9,147	(23,731)
Unrealized investment gains (a)	1,916	—	1,916
Unrealized losses on derivatives	(177)	(37)	(214)

Other comprehensive income	$(5,333)	$9,673	$4,340

(a)	The unrealized (losses) gains on available-for-sale securities, net of related taxes, consisted of the following:

	2008	2007	2006
Net unrealized gains/(losses) arising during the period, net of tax (expense) benefit of $351, $(1,598) and $0 in 2008, 2007 and 2006, respectively	$(509)	$533	$3,446
Realized gain included in net earnings for the period	—	—	(1,806)
Adjustment for unrealized loss included in net earnings due to impairment	51	319	276

Other comprehensive (loss)/income	$(458)	$852	$1,916

(b)	During the fourth quarter of fiscal year 2007, the Company adopted SFAS No. 158. The initial impact of adopting the provisions of SFAS No. 158 was a charge to accumulated other comprehensive income of $20,277, an increase to noncurrent deferred tax assets of $11,580 and an increase to other non-current liabilities of $31,857. These amounts are not included in the changes in components of other comprehensive income above.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
NOTE 17 — SEGMENT INFORMATION AND GEOGRAPHIES
     During fiscal year 2005, the Company undertook to reorganize its business structure into three underlying vertically integrated businesses: Life Sciences, comprising Medical and BioPharmaceuticals markets; Aeropower, comprising Aerospace and the Machinery & Equipment portion of the then Energy, Water & Process Technologies marketplace; and Process Technologies, comprising Energy, Water & Process Technologies’s Food & Beverage, Fuels & Chemicals, Power Generation, Municipal Water and Microelectronics markets. In fiscal year 2006, management began a further integration of the Industrial markets (Aeropower and Process Technologies) to form one vertically integrated Industrial business. In the first quarter of fiscal year 2007, the reorganization was completed. Each business now has full responsibility for its global manufacturing, sales and marketing and research and development functions enabling the Company to better meet its customers’ needs and in order to achieve greater efficiencies and profit growth. This revised organizational structure is in contrast to the former matrix organizational structure where, within each geography, these functions supported the market-based part of the matrix on a shared basis (as opposed to being directly vertically integrated into these businesses).
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

	2008	2007	2006
SEGMENT INFORMATION:
SALES:
Life Sciences	$975,231	$880,187	$796,305
Industrial	1,596,414	1,369,718	1,220,525

Total	$2,571,645	$2,249,905	$2,016,830

OPERATING PROFIT:
Life Sciences	$197,774	$165,286	$138,439
Industrial	245,855	204,114	150,596

Total operating profit	443,629	369,400	289,035
General corporate expenses	53,960	44,718	41,689

Earnings before ROTC, interest expense, net and income taxes (a)	389,669	324,682	247,346
ROTC (a)	31,538	25,097	13,993
Interest expense, net	32,576	39,056	30,123

Earnings before income taxes	$325,555	$260,529	$203,230

DEPRECIATION AND AMORTIZATION:
Life Sciences	$47,090	$48,033	$47,912
Industrial	44,717	44,023	45,168

Subtotal	91,807	92,056	93,080
Corporate	1,398	1,921	2,578

Total	$93,205	$93,977	$95,658

CAPITAL EXPENDITURES:
Life Sciences	$67,765	$51,462	$47,652
Industrial	37,570	31,147	32,437

Subtotal	105,335	82,609	80,089
Corporate/Shared Services	18,519	15,154	15,878

Total	$123,854	$97,763	$95,967

IDENTIFIABLE ASSETS:
Life Sciences	$791,272	$739,476	$692,040
Industrial	1,187,156	1,120,075	1,064,979

Subtotal	1,978,428	1,859,551	1,757,019
Corporate/Shared Services	978,318	849,295	704,267

Total	$2,956,746	$2,708,846	$2,461,286

GEOGRAPHIC INFORMATION:
SALES:
Western Hemisphere	$810,659	$775,729	$727,515
Europe	1,106,983	927,594	806,030
Asia	654,003	546,582	483,285

Total	$2,571,645	$2,249,905	$2,016,830

IDENTIFIABLE ASSETS:
Western Hemisphere	$1,000,302	$956,025	$928,285
Europe	737,279	685,748	630,274
Asia	293,584	268,313	238,399
Eliminations	(52,737)	(50,535)	(39,939)

Subtotal	1,978,428	1,859,551	1,757,019
Corporate/Shared Services	978,318	849,295	704,267

Total	$2,956,746	$2,708,846	$2,461,286

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

(a)	Included in ROTC for the purposes of evaluation of segment profitability are other adjustments recorded in cost of sales of $2,745 and $1,667 for the year ended July 31, 2007 and July 31, 2006, respectively. Such adjustments include incremental depreciation and other adjustments recorded primarily in conjunction with the Company’s facilities rationalization initiative.
     Sales by the Company’s U.S. operations to unaffiliated customers totaled approximately $754,000, $726,000 and $687,000 in fiscal years 2008, 2007 and 2006, respectively. Included therein are export sales of approximately $66,000, $71,000 and $65,000 in fiscal years 2008, 2007 and 2006, respectively. Sales by the Company’s subsidiaries in Germany amounted to approximately $278,000, $244,000 and $192,000 in fiscal years 2008, 2007 and 2006, respectively. Sales by the Company’s subsidiary in Japan amounted to approximately $235,000, $215,000 and $207,000 in fiscal years 2008, 2007 and 2006, respectively. The Company considers its foreign operations to be of major importance to its future growth prospects. The risks related to the Company’s foreign operations include the local political and regulatory developments as well as the regional economic climate.
NOTE 18 — SUBSEQUENT EVENT
     On September 2, 2008 (the “Closing Date”), the Company acquired 100% of the share capital and voting rights, on a fully diluted basis, of GeneSystems, SA, a privately held French biotechnology company that has developed a patented approach to rapid microbiological detection equipment and disposables. On the Closing Date, the Company paid a cash purchase price of 25,000 Euros ($36,265 U.S. dollar equivalent at the foreign exchange rate on the Closing Date), subject to a post closing working capital adjustment.
     In the event that French regulations relating to the monitoring of possible contamination of hot water systems and/or water cooling towers by legionella are amended by the second anniversary of the Closing Date, with effect within twelve months of such amendment, to either (i) make the use of Polymerase Chain Reaction (“PCR”) technology mandatory for such monitoring in France or (ii) validate its use as the only or preferred method for such monitoring in France (the “Legionella Regulation”), a post closing payment equal to 11,500 Euros (less any indemnity related payments of up to 2,000 Euros) will also be paid. If the Legionella Regulation is published after the second anniversary of the Closing Date, but prior to the third anniversary of the Closing Date, and becomes effective within twelve months of publication, the sellers will be paid 5,000 Euros (less any indemnity related payments of up to 2,000 Euros).

PALL CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at				Balance at
	Beginning	Additions to		Translation	End
Description	of Year	Reserve	Write-offs	Adjustments	of Year
Allowance for doubtful accounts:
Year Ended:
July 31, 2008	$11,810	$2,544	$(4,151)	$726	$10,929
July 31, 2007	$11,902	$2,924	$(3,472)	$456	$11,810
July 31, 2006	$13,515	$2,052	$(3,956)	$291	$11,902