Form 10-Q
period 2008-10-31
PALL CORP
filed 2008-12-10
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares of the registrant’s common stock outstanding as of December 3, 2008 was 118,079,381.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Oct. 31, 2008	July 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$266,303	$454,065
Accounts receivable	520,317	617,079
Inventories	469,971	492,977
Prepaid expenses	36,989	34,026
Other current assets	123,828	61,492

Total current assets	1,417,408	1,659,639
Property, plant and equipment, net	619,307	662,985
Goodwill	275,089	265,893
Intangible assets	58,046	46,204
Other non-current assets	219,780	322,025

Total assets	$2,589,630	$2,956,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$37,399	$26,062
Accounts payable and other current liabilities	398,330	471,266
Income taxes payable	127,638	57,882
Current portion of long-term debt	2,837	3,252
Dividends payable	15,313	15,501

Total current liabilities	581,517	573,963
Long-term debt, net of current portion	619,759	747,051
Income taxes payable – non-current	134,453	233,420
Deferred taxes and other non-current liabilities	233,882	263,077

Total liabilities	1,569,611	1,817,511

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	186,691	178,608
Retained earnings	1,142,108	1,118,616
Treasury stock, at cost	(328,328)	(290,508)
Stock option loans	(450)	(450)
Accumulated other comprehensive income (loss):
Foreign currency translation	68,919	179,429
Minimum pension liability	(61,322)	(61,322)
Unrealized investment gains	161	2,343
Unrealized losses on derivatives	(556)	(277)

	7,202	120,173

Total stockholders’ equity	1,020,019	1,139,235

Total liabilities and stockholders’ equity	$2,589,630	$2,956,746

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	Oct. 31, 2008	Oct. 31, 2007

Net sales	$578,022	$561,007
Cost of sales	298,631	299,691

Gross profit	279,391	261,316

Selling, general and administrative expenses	180,506	170,987
Research and development	18,933	16,895
Restructuring and other charges, net	8,175	8,769
Interest expense, net	9,426	7,721

Earnings before income taxes	62,351	56,944
Provision for income taxes	19,264	20,842

Net earnings	$43,087	$36,102

Earnings per share:
Basic	$0.36	$0.29
Diluted	$0.36	$0.29

Dividends declared per share	$0.13	$0.24

Average shares outstanding:
Basic	119,363	123,167
Diluted	120,520	124,360
See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	Oct. 31, 2008	Oct. 31, 2007

Operating activities:
Net cash provided/(used) by operating activities	$50,854	$(125,806)

Investing activities:
Capital expenditures	(26,287)	(23,586)
Proceeds from sale of retirement benefit assets	4,748	6,862
Purchases of retirement benefit assets	(5,669)	(7,130)
Disposals of long lived assets	2,053	2,682
Acquisitions of businesses, net of disposals and cash acquired	(36,832)	--
Other	(1,055)	(1,363)

Net cash used by investing activities	(63,042)	(22,535)

Financing activities:
Notes payable	17,711	1,845
Dividends paid	(15,501)	(14,715)
Net proceeds from stock plans	6,984	7,222
Purchase of treasury stock	(49,894)	--
Long-term borrowings	33,578	119,387
Repayments of long-term debt	(134,334)	(12,451)
Excess tax benefits from stock-based compensation arrangements	449	554

Net cash (used)/provided by financing activities	(141,007)	101,842

Cash flow for period	(153,195)	(46,499)
Cash and cash equivalents at beginning of year	454,065	443,036
Effect of exchange rate changes on cash and cash equivalents	(34,567)	11,240

Cash and cash equivalents at end of period	$266,303	$407,777

Supplemental disclosures:
Interest paid	$18,378	$17,727
Income taxes paid (net of refunds)	19,692	174,704
See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION
     The condensed consolidated financial information included herein is unaudited. Such information reflects all adjustments of a normal recurring nature, which are, in the opinion of Company management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 (“2008 Form 10-K”).
NOTE 2 - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
     Effective August 1, 2008, the Company adopted, on a prospective basis, certain required provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). The provisions not yet adopted by the Company relate to non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis, as permitted under FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”). Those remaining aspects of SFAS No. 157 for which the effective date was deferred by FSP FAS No. 157-2 are being evaluated by the Company and will be effective for the first quarter of fiscal 2010.
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies to all other accounting pronouncements that require or permit fair value, except for those pronouncements specifically excluded from its scope. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
     SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Use of observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Use of inputs other than quoted prices included in Level 1, which are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Use of inputs that are unobservable.
     The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2008:

		Fair Value Measurements
	As of
	Oct. 31, 2008	Level 1	Level 2
Financial assets carried at fair value
Available-for-sale debt securities	$49,895	$49,895	$--
Available-for-sale equity securities	6,739	6,739	--

Financial liabilities carried at fair value
Derivative financial instruments	4,568	--	4,568

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The Company’s available-for-sale securities are valued using quoted market prices and, as such, are classified within Level 1 of the fair value hierarchy.
     The derivative financial instruments are comprised of an interest rate swap and foreign currency forward contracts. The fair value of the Company’s outstanding interest rate swap contract was determined based upon a non-binding valuation from the counterparty that is corroborated by observable market data. The fair values of the Company’s foreign currency forward contracts were valued using pricing models, with all significant inputs derived from or corroborated by observable market data such as yield curves, currency spot and forward rates and currency volatilities.
     Effective August 1, 2008, the Company also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure specified financial instruments and certain other items at fair value with changes in fair value recognized in earnings each reporting period. The Company has opted not to apply the fair value option to any of its financial assets or liabilities as of October 31, 2008.
NOTE 3 - ACQUISITIONS
     On September 2, 2008 (the “Closing Date”), the Company acquired 100% of the share capital and voting rights, on a fully diluted basis, of GeneSystems, SA (“GeneSystems”), a privately held French biotechnology company that has developed a patented approach to rapid microbiological detection equipment and disposables. On the Closing Date, the Company paid a cash purchase price of 25,000 Euros ($36,265 U.S. dollar equivalent at the foreign exchange rate on the Closing Date), subject to a post closing working capital adjustment.
     In the event that French regulations relating to the monitoring of possible contamination of hot water systems and/or water cooling towers by legionella are amended by the second anniversary of the Closing Date, with effect within 12 months of such amendment, to either (i) make the use of Polymerase Chain Reaction (“PCR”) technology mandatory for such monitoring in France or (ii) validate its use as the only or preferred method for such monitoring in France (the “Legionella Regulation”), a post closing payment equal to 11,500 Euros (less any indemnity related payments of up to 2,000 Euros) will also be paid. If the Legionella Regulation is published after the second anniversary of the Closing Date, but prior to the third anniversary of the Closing Date, and becomes effective within 12 months of publication, the sellers will be paid 5,000 Euros (less any indemnity related payments of up to 2,000 Euros).
     The acquisition is accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS No.141”). SFAS No. 141 requires that the total cost of the acquisitions be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The valuation of in-process research and development, amortizable intangible assets, inventory and other assets and liabilities are in process and as such, the cost of the acquisition has been preliminarily allocated to the assets acquired and liabilities assumed in the condensed consolidated balance sheet at October 31, 2008 based upon such preliminary valuations.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition:

Purchase price	$36,265
Transaction costs	663

Total purchase price	36,928
Cash acquired	96

Total purchase price, net of cash acquired	36,832

Accounts receivable	909
Inventories	1,883
Other current assets	683
Property plant and equipment	491
In-process research and development	1,743
Intangible assets	16,618

Total assets and in-process research and development acquired	22,327

Accounts payable and other current liabilities	2,260
Other non-current liabilities	4,785

Total liabilities assumed	7,045

Excess cost over book value of net assets acquired	$21,550

Based upon the valuation of in-process research and development, the Company wrote-off approximately $1,743.
     The amount of in-process research and development was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there was one project that met the above criteria. The project identified is targeted for the BioPharmaceuticals market. The value of the research project identified to be in-process was determined by estimating the future cash flows from the project once commercially feasible and discounting the net cash flows back to their present value. The key assumptions specifically underlying the valuation for purchased in-process research and development consist of an expected completion date for the in-process project, estimated costs to complete the projects, revenue and expense projections, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. The weighted average discount rate used was approximately 40%. The project is expected to be completed by calendar year 2010.
     Based upon the markets GeneSystems serves, the excess of cost over the fair value of the net assets acquired was assigned to the Company’s Life Sciences segment and has been reported in goodwill in the condensed consolidated balance sheet as of October 31, 2008. The excess cost over the fair value of the net assets acquired related to the acquisition is not tax deductible. Pro forma financial information has not been provided as it is not material. The results of GeneSystems have been included in the results of operations of the Company since the date of acquisition.
NOTE 4 - BALANCE SHEET DETAILS
     The following tables provide details of selected balance sheet items:

	Oct. 31, 2008	July 31, 2008
Accounts receivable:
Billed	$479,014	$572,262
Unbilled	51,748	55,746

Total	530,762	628,008
Less: Allowances for doubtful accounts	(10,445)	(10,929)

	$520,317	$617,079

Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Oct. 31, 2008	July 31, 2008
Inventories:
Raw materials and components	$135,759	$138,146
Work-in-process	66,522	77,245
Finished goods	267,690	277,586

	$469,971	$492,977

	Oct. 31, 2008	July 31, 2008
Property, plant and equipment:
Property, plant and equipment	$1,408,957	$1,496,121
Less: Accumulated depreciation and amortization	(789,650)	(833,136)

	$619,307	$662,985

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS
     The following table presents goodwill, net of accumulated amortization recorded prior to adopting SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), allocated by reportable segment, in accordance with SFAS No. 142.

	Oct. 31, 2008	July 31, 2008

Life Sciences	$85,902	$72,629
Industrial	189,187	193,264

	$275,089	$265,893

     The change in the carrying amount of goodwill is primarily attributable to the acquisition of GeneSystems, SA, as discussed in Note 3, Acquisitions partly offset by changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.
     Intangible assets, net, consist of the following:

	Oct. 31, 2008

		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$95,608	$45,126	$50,482
Trademarks	6,156	3,254	2,902
Other	6,770	2,108	4,662

	$108,534	$50,488	$58,046

	July 31, 2008

		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$85,336	$43,853	$41,483
Trademarks	4,902	3,123	1,779
Other	5,058	2,116	2,942

	$95,296	$49,092	$46,204

     The change in the carrying amount of intangible assets is primarily attributable to the acquisition of GeneSystems, SA, as discussed in Note 3, Acquisitions.
     Amortization expense for intangible assets for the three months ended October 31, 2008 and October 31, 2007 was $2,262 and $2,105, respectively. Amortization expense is estimated to be approximately $6,586 for the remainder of fiscal year 2009, $8,598 in fiscal year 2010, $8,379 in fiscal year 2011, $8,114 in fiscal year 2012, $5,325 in fiscal year 2013 and $4,452 in fiscal year 2014.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 6 - TREASURY STOCK
     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the three months ended October 31, 2008, the Company purchased 1,568 shares in open-market transactions at an aggregate cost of $49,894 with an average price per share of $31.82. At October 31, 2008, approximately $499,488 remained available to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.
     During the three months ended October 31, 2008, 364 shares were issued under the Company’s stock-based compensation plans. At October 31, 2008, the Company held 9,921 treasury shares.
NOTE 7 - CONTINGENCIES AND COMMITMENTS
     With respect to the matters described below under the headings Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or insurance recoveries have been reflected in the condensed consolidated financial statements as of October 31, 2008 as these amounts are not currently estimable.
Federal Securities Class Actions:
     Four putative class action lawsuits were filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). These lawsuits were filed between August 14, 2007 and October 11, 2007 in the United States District Court for the Eastern District of New York. By Order dated May 28, 2008, the Court consolidated the cases under the caption “In re Pall Corp,” No. 07-CV-3359 (E.D.N.Y.) (JS) (ARL), appointed a lead plaintiff and ordered that the lead plaintiff file a consolidated amended complaint. The lead plaintiff filed its consolidated amended complaint on August 4, 2008. The lead plaintiff seeks to act as representative for a class consisting of purchasers of the Company’s stock between April 20, 2007 and August 2, 2007, inclusive. The consolidated amended complaint names the Company and its current chief executive officer and chief financial officer as defendants and alleges violations of Section 10(b) and 20(a) of the Exchange Act, as amended, and Rule 10b-5 promulgated by the Securities and Exchange Commission (“SEC”). It alleges that the defendants violated these provisions of the federal securities laws by issuing materially false and misleading public statements about the Company’s financial results and financial statements, including the Company’s income tax liability, effective tax rate, internal controls and accounting practices. The plaintiffs seek unspecified compensatory damages, costs and expenses. The Company moved to dismiss the consolidated amended complaint on September 19, 2008 and filed its reply brief to the lead plaintiff’s opposition to the Company’s motion to dismiss on December 2, 2008.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Shareholder Derivative Lawsuits:
     On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County relating to the tax matter described above. These actions purport to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs allege that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006 and the first three quarters of fiscal year 2007. The complaints seek unspecified compensatory damages on behalf of Pall Corporation, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints for failure to make a demand upon the Company’s board of directors, which motions were granted on April 30 and May 2, 2008. On September 19, 2008, the same two plaintiffs filed a derivative lawsuit in New York Supreme Court, Nassau County, which was served on the Company on September 26, 2008 (the “September Derivative”). This action purports to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter. In addition, the plaintiffs allege that the Board’s refusal of their demand to commence an action against the defendants was not made in good faith. The plaintiffs and the Company agreed to stay these proceedings pending resolution of the Company’s motion to dismiss in the federal securities class action lawsuit.
     On November 13, 2008, another shareholder filed a derivative lawsuit in New York Supreme Court, Nassau County, against certain current and former directors and officers of the Company, and against the Company, as nominal defendant, which was served on the Company on December 4, 2008. This action purports to bring similar claims as the September Derivative.
Other Proceedings:
     The SEC and U.S. Attorney’s Office for the Eastern District of New York are conducting investigations in connection with the tax matter described above. The Company is cooperating with these investigations.
Environmental Matters:
     The Company’s condensed consolidated balance sheet at October 31, 2008 includes liabilities for environmental matters of approximately $14,729, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 8 - RESTRUCTURING AND OTHER CHARGES, NET
     The following tables summarize the restructuring and other charges/(gains) (“ROTC”) recorded for the three months ended October 31, 2008 and October 31, 2007:

	Three Months Ended Oct. 31, 2008

		Other
	Restructuring	Charges
	(1)	(2)	Total
Impairment of investments (2a)	$--	$1,977	$1,977
In-process research and development (2b)	--	1,743	1,743
Severance	1,647	--	1,647
Other exit costs	950	--	950
Environmental matters (2c)	--	1,279	1,279
Costs related to inquiry (2d)	--	586	586

	$2,597	$5,585	$8,182
Reversal of excess restructuring reserves	(7)	--	(7)

	$2,590	$5,585	$8,175

Cash	$2,590	$1,865	$4,455
Non-cash	--	3,720	3,720

	$2,590	$5,585	$8,175

	Three Months Ended Oct. 31, 2007

		Other
		Charges
	Restructuring	/(Gains)
	(1)	(2)	Total
Severance	$4,856	$--	$4,856
Costs related to inquiry (2d)	--	3,766	3,766
Other exit costs	505	--	505
Loss/(gain) on disposal of assets, net	30	(484)	(454)
Environmental matters (2c)	--	283	283
Other	--	13	13

	$5,391	$3,578	$8,969
Reversal of excess restructuring reserves	(200)	--	(200)

	$5,191	$3,578	$8,769

Cash	$5,161	$3,578	$8,739
Non-cash	30	--	30

	$5,191	$3,578	$8,769

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
(1) Restructuring
     Following the completion of the integration of the Filtration and Separations Group (“FSG”), which was acquired in fiscal year 2002, Company management began a much broader initiative to examine the overall structure of the Company and the manner in which it conducts business activities with the objective of increasing revenue growth and achieving cost reduction. This resulted in a series of restructuring activities, including the realignment of the overall business structure into vertically integrated businesses, which commenced at the end of fiscal year 2004, the Company’s facilities rationalization initiative and European cost reduction initiative (“EuroPall”), which commenced in fiscal year 2006, and the Western Hemisphere cost reduction initiative (“AmeriPall”), which commenced in fiscal year 2007. In fiscal year 2009, the Company commenced the second phase of its European cost reduction initiative (“EuroPall II”).
     Three Months Ended October 31, 2007 and October 31, 2008:
•
The Company continued its cost reduction initiatives as discussed above. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.

     The following table summarizes the activity related to restructuring liabilities that were recorded in the three months ended October 31, 2008 and in fiscal years 2008, 2007 and 2006:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total

2009
Original charge	$1,647	$950	$2,597
Utilized	(335)	(530)	(865)
Other changes (a)	(15)	(16)	(31)

Balance at Oct. 31, 2008	$1,297	$404	$1,701

2008
Original charge	$8,814	$3,110	$11,924
Utilized	(8,059)	(2,849)	(10,908)
Other changes (a)	220	6	226

Balance at Jul. 31, 2008	975	267	1,242
Utilized	(105)	(168)	(273)
Reversal of excess reserves (b)	(3)	(4)	(7)
Other changes (a)	(129)	(25)	(154)

Balance at Oct. 31, 2008	$738	$70	$808

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

		Lease
		Termination
		Liabilities &
	Severance	Other	Total

2007
Original charge	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (a)	611	9	620

Balance at Jul. 31, 2007	16,548	757	17,305
Utilized	(13,994)	(727)	(14,721)
Reversal of excess reserves (b)	(297)	(65)	(362)
Other changes (a)	1,281	57	1,338

Balance at Jul. 31, 2008	3,538	22	3,560
Utilized	(579)	--	(579)
Other changes (a)	(228)	(5)	(233)

Balance at Oct. 31, 2008	$2,731	$17	$2,748

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191

Balance at Jul. 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (b)	(1,385)	(40)	(1,425)
Other changes (a)	126	2	128

Balance at Jul. 31, 2007	2,325	6	2,331
Utilized	(1,414)	(6)	(1,420)
Reversal of excess reserves (b)	(56)	--	(56)
Other changes (a)	(4)	--	(4)

Balance at Jul. 31, 2008	851	--	851
Utilized	(389)	--	(389)

Balance at Oct. 31, 2008	$462	$--	$462

(a)	Other changes primarily reflect translation impact.

(b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2008, 2007 and 2006.
(2) Other Charges/(Gains):
          (a) Investments:
In the three months ended October 31, 2008, the Company recorded a charge of $1,977 for the other-than-temporary diminution in value of certain equity and debt investments held by its benefits protection trust.
          (b) In-process research and development:
In the three months ended October 31, 2008, the Company recorded a charge of $1,743 to write off in-process research and development acquired in the acquisition of GeneSystems, SA (refer to Note 3, Acquisitions, for further discussion of purchase accounting).

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
          (c) Environmental matters:
In the three months ended October 31, 2008 and October 31, 2007, the Company increased its previously established environmental reserves by $1,279 and $283, respectively, primarily related to environmental matters in Pinellas Park, Florida and Ann Arbor, Michigan.
          (d) Costs related to inquiry:
In the three months ended October 31, 2008 and October 31, 2007, the Company recorded costs of $586 and $3,766, respectively, primarily comprised of legal and other professional fees related to matters that were under audit committee inquiry. See Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K for a description of this inquiry.
NOTE 9 - INCOME TAXES
     The Company’s effective tax rate for the three months ended October 31, 2008 and October 31, 2007 was 30.9% and 36.6%, respectively. For the three months ended October 31, 2008, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the retroactive extension of the federal research credit per the Emergency Economic Stabilization Act of 2008 which was enacted in the quarter ended October 31, 2008. For the three months ended October 31, 2007, the effective tax rate varied from the U.S. federal statutory rate primarily due to the net impact of foreign operations and a discrete tax charge resulting from new tax legislation in Germany.
     At October 31, 2008 and July 31, 2008, the Company had gross unrecognized tax benefits of $231,747 and $242,287, respectively. During the three month period ended October 31, 2008, the amount of unrecognized tax benefits decreased by $14,877, primarily due to foreign currency translation adjustments, and increased by $4,337 as a result of tax positions taken during the current period, resulting in a net decrease of $10,540.
     If recognized, $147,496 and $152,000 of the net unrecognized tax benefits would have reduced the effective tax rate at October 31, 2008 and July 31, 2008, respectively. The reduction in net unrecognized tax benefits was primarily due to foreign currency translation adjustments.
     Based on recent discussions with various tax authorities, the Company believes it is reasonably possible that the gross amount of unrecognized tax benefits will decrease by approximately $96,257 within the next 12 months. As a result, the company has reclassified $92,558 from non-current income tax liabilities to current tax liabilities. In addition, the Company reclassified $65,985 of non-current prepaid income tax included in other non-current assets as of July, 31, 2008 to other current assets as of October 31, 2008 as this amount could be utilized in the resolution of the unrecognized tax benefits.
NOTE 10 - COMPONENTS OF NET PERIODIC PENSION COST
     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total

	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,
	2008	2007	2008	2007	2008	2007

Service cost	$2,033	$2,000	$1,238	$916	$3,271	$2,916
Interest cost	3,107	2,893	4,563	4,704	7,670	7,597
Expected return on plan assets	(2,114)	(2,190)	(3,847)	(3,957)	(5,961)	(6,147)
Amortization of prior service cost	385	276	52	80	437	356
Recognized actuarial loss	264	467	348	1,090	612	1,557
Loss due to curtailments and settlements	--	--	--	3	--	3

Net periodic benefit cost	$3,675	$3,446	$2,354	$2,836	$6,029	$6,282

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 11 - STOCK-BASED PAYMENT
     The Company applies the provisions of SFAS No. 123(R), Share-Based Payment, which establishes the accounting for employee stock-based awards. The Company currently has four stock-based employee and director compensation plans (Stock Option Plans, Management Stock Purchase Plan (“MSPP”), Employee Stock Purchase Plan (“ESPP”) and Restricted Stock Unit Plans), which are more fully described in Note 14, Common Stock, to the consolidated financial statements included in the 2008 Form 10-K.
     The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three months ended October 31, 2008 and October 31, 2007 are reflected in the table below.

	Three Months Ended
	Oct. 31,	Oct. 31,
	2008	2007
Stock options	$1,015	$628
Restricted stock units	2,301	1,471
ESPP	1,024	819
MSPP	857	520

Total	$5,197	$3,438

     The following table illustrates the income tax effects related to stock-based compensation.

	Three Months Ended
	Oct. 31,	Oct. 31,
	2008	2007
Tax excess benefits in cash flows from financing activities	$449	$554
Tax benefit recognized related to total stock-based compensation expense	1,410	893
Actual tax benefit realized for tax deductions from option exercises of stock-based payment arrangements	1,308	1,297
Stock Options and ESPP
     A summary of option activity for all stock option plans during the three months ended October 31, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
Stock Options	Shares	Price	(in years)	Value
Outstanding at August 1, 2008	3,357	$28.15
Granted	--	--
Exercised	(62)	22.82
Forfeited or Expired	(3)	37.95

Outstanding at October 31, 2008	3,292	$28.24	4.5	$8,641

Expected to vest at October 31, 2008	1,331	$35.33	5.4	$50

Exercisable at October 31, 2008	1,922	$23.11	3.6	$8,588

     As of October 31, 2008, there was $8,840 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years. The total intrinsic value of options exercised during the three months ended October 31, 2008 and October 31, 2007 was $1,075 and $393, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. A total of 244 shares and 200 shares were issued under the ESPP during the semi-annual stock purchase periods ended October 31, 2008 and October 31, 2007, respectively.
     The following weighted average assumptions were used in estimating the fair value of stock options granted during the three months ended October 31, 2007 (there were no stock options granted during the three months ended October 31, 2008 and there were no grants related to the ESPP during the three months ended October 31, 2008 or October 31, 2007):

Three Months Ended
Oct. 31, 2007
Stock Options
Weighted average fair value at grant date	$9.69
Valuation assumptions:
Expected dividend yield	1.7%
Expected volatility	25.5%
Expected life (years)	5.0
Risk-free interest rate	4.3%
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
MSPP
     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over a four year period for matches made thereafter. Such restricted units aggregated 1,009 and 831 as of October 31, 2008 and October 31, 2007, respectively. As of October 31, 2008, there was $9,230 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 3.1 years.
     The following is a summary of MSPP activity during the three months ended October 31, 2008 and October 31, 2007:

	Three Months Ended
	Oct. 31,	Oct. 31,
	2008	2007
Deferred compensation and cash contributions	$4,241	$2,644
Fair value of restricted stock units vested	$669	$751
Vested units distributed	72	90

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
RSUs
     A summary of restricted stock unit activity, related to employees, for the Pall Corporation 2005 Stock Compensation Plan (“2005 Stock Plan”) during the three months ended October 31, 2008, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at August 1, 2008	1,025	$34.80
Granted	1	34.85
Vested	(13)	31.81
Forfeited	(6)	33.09

Nonvested at October 31, 2008	1,007	$34.85

     As of October 31, 2008, there was $21,135 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 2.9 years.
     There were no annual award units granted to non-employee directors of the Company during the three months ended October 31, 2008.
     The Company uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.
NOTE 12 - EARNINGS PER SHARE
     The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and units aggregating 1,517 and 656 shares were not included in the computation of diluted shares for the three months ended October 31, 2008 and October 31, 2007, respectively, because their effect would have been antidilutive. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended
	Oct. 31, 2008	Oct. 31, 2007
Basic shares outstanding	119,363	123,167
Effect of stock plans	1,157	1,193

Diluted shares outstanding	120,520	124,360

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 13 - COMPREHENSIVE INCOME

	Three Months Ended
	Oct. 31, 2008	Oct. 31, 2007
Net earnings	$43,087	$36,102

Unrealized translation adjustment	(102,815)	23,376
Income taxes	(7,695)	2,439

Unrealized translation adjustment, net	(110,510)	25,815

Change in unrealized investment (losses)/gains	(2,304)	2,041
Income taxes	122	(720)

Change in unrealized investment (losses)/gains, net	(2,182)	1,321

Unrealized losses on derivatives	(429)	(553)
Income taxes	150	152

Unrealized losses on derivatives, net	(279)	(401)

Total comprehensive (loss) income	$(69,884)	$62,837

     Unrealized investment (losses)/gains on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended
	Oct. 31, 2008	Oct. 31, 2007
Unrealized (losses) gains arising during the period	$(4,144)	$2,041
Income taxes	122	(720)

Net unrealized (losses) gains arising during the period	(4,022)	1,321
Reclassification adjustment for net losses included in net earnings	1,840	--

Change in unrealized investment (losses) gains, net	$(2,182)	$1,321

NOTE 14 - SEGMENT INFORMATION
     The Company’s reportable segments as identified in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which are also its operating segments, consist of the Company’s two vertically integrated businesses, Life Sciences and Industrial.
     The following table presents sales and operating profit by segment reconciled to earnings before income taxes, for the three months ended October 31, 2008 and October 31, 2007.

	Three Months Ended
	Oct. 31, 2008	Oct. 31, 2007
SALES:
Life Sciences	$220,329	$214,614
Industrial	357,693	346,393

Total	$578,022	$561,007

OPERATING PROFIT:
Life Sciences	$41,868	$39,783
Industrial	55,106	45,077

Total operating profit	96,974	84,860
General corporate expenses	17,022	11,426

Earnings before ROTC, interest expense, net and income taxes	79,952	73,434
ROTC	8,175	8,769
Interest expense, net	9,426	7,721

Earnings before income taxes	$62,351	$56,944

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements and Risk Factors
     The following discussion should be read together with the accompanying condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 (“2008 Form 10-K”). The discussion under the subheading “Review of Operating Segments” below is in local currency unless otherwise indicated. Company management considers local currency growth an important measure because by excluding the volatility of exchange rates, underlying volume change is clearer. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.
     The matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in this and other written and oral reports are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. All statements regarding future performance, earnings projections, earnings guidance, management’s expectations about its future cash needs and effective tax rate, and other future events or developments are forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in the 2008 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including the current credit market crisis, volatility in currency and energy costs and other macro economic challenges currently affecting the Company, our customers and vendors and the economy of the United States and other parts of the world. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them.
Results of Operations
Review of Consolidated Results
     Sales in the quarter increased 3% to $578,022 from $561,007 in the first quarter of fiscal year 2008. Exchange rates reduced reported sales by $7,000, primarily due to the strengthening of the U.S. dollar against the British Pound, the Canadian dollar and several Asian currencies, partly offset by the weakening of the U.S. dollar against the Japanese Yen, Chinese Renminbi and Euro. In local currency (i.e., had exchange rates not changed year over year), sales increased 4.3%. Increased pricing achieved in both the Life Sciences and Industrial segments contributed 0.6% to overall sales growth in the quarter and, as such, the overall volume increase was 3.7%. In the first quarter of fiscal year 2009, the Company launched its Pricing Excellence initiative that is focused on optimizing prices and product margins by better defining the value equation to the benefit of the Company and its customers.
     Life Sciences segment sales increased 4.1% (in local currency), attributable to growth in the BioPharmaceuticals market. Sales in the Medical market were down slightly. Industrial segment sales increased 4.4% (in local currency) driven by growth in the Energy, Water & Process Technologies and Aerospace & Transportation markets, partly offset by decreased sales in the Microelectronics market. Overall systems sales increased 6.3%, primarily attributable to growth in the BioPharmaceuticals and Energy, Water & Process Technologies markets. Systems sales represented 10.4% of total sales in the quarter, on par with the first quarter of fiscal year 2008. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.
     Gross margin, as a percentage of sales, was 48.3% in the quarter compared to 46.6% in the first quarter of fiscal year 2008. The improvement in gross margin reflects the effects of the ongoing cost reduction and lean manufacturing initiatives. Furthermore, improved pricing in both segments contributed approximately 30 basis points in margin. For a detailed discussion of gross margin by segment, refer to the section “Review of Operating Segments” below.
     Selling, general and administrative (“SG&A”) expenses in the quarter increased by $9,519, or about 5 1/2% (approximately 6 1/2% in local currency). As a percentage of sales, SG&A expenses were 31.2% compared to 30.5% in the first quarter of fiscal year 2008. The increase in SG&A as a percentage of sales primarily reflects increased selling and marketing personnel-related costs as well as consulting costs, mainly related to the Company’s Pricing Excellence initiative, partly offset by the leveraging of growth in sales and the impact of the Company’s cost reduction initiatives. In fiscal year 2007, the Company launched the equivalent of its European cost reduction initiative (”EuroPall”) in the Western Hemisphere (“AmeriPall”). AmeriPall is in the early implementation phase, with the majority of the impact expected in fiscal year 2009 and beyond. In fiscal year 2009, the Company also began implementing the second phase of EuroPall (“EuroPall II”).

     Research and development (“R&D”) expenses were $18,933 in the quarter compared to $16,895 in the first quarter of fiscal year 2008, up about 12% (approximately 14% in local currency). As a percentage of sales, R&D expenses were 3.3% compared to 3% in the first quarter of fiscal year 2008.
     In the first quarter of fiscal year 2009, the Company recorded restructuring and other charges (“ROTC”) of $8,175. ROTC in the quarter was primarily comprised of a charge of $1,743 to write-off in-process research and development acquired in the acquisition of GeneSystems, SA (refer to Note 3, Acquisitions, for further discussion of purchase accounting), a charge of $1,977 for the other-than-temporary diminution in value of certain equity and debt investments held by its benefits protection trust, severance and other exit costs related to the Company’s on-going cost reduction initiatives of $2,590 and increases to previously established environmental reserves of $1,279. Additionally, ROTC includes legal fees of $586 related to matters that were under inquiry by the audit committee (see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”)).
     In the first quarter of fiscal year 2008, the Company recorded ROTC of $8,769. ROTC in the quarter was primarily comprised of severance liabilities related to the Company’s on-going cost reduction initiatives (including its facilities rationalization, EuroPall and AmeriPall initiatives), and legal and other professional fees related to the matters that were under inquiry by the audit committee (see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K). Additionally, the charges in the quarter included an increase to a previously established environmental reserve. Such charges were partly offset by the reversal of excess restructuring reserves previously recorded in the consolidated statements of earnings in fiscal years 2005 and 2007.
     The details of ROTC for the three months ended October 31, 2008 and October 31, 2007 can be found in Note 8, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.
     The following table summarizes the activity related to restructuring liabilities that were recorded in the three months ended October 31, 2008 and in fiscal years 2008, 2007 and 2006:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total

2009
Original charge	$1,647	$950	$2,597
Utilized	(335)	(530)	(865)
Other changes (a)	(15)	(16)	(31)

Balance at Oct. 31, 2008	$1,297	$404	$1,701

2008
Original charge	$8,814	$3,110	$11,924
Utilized	(8,059)	(2,849)	(10,908)
Other changes (a)	220	6	226

Balance at Jul. 31, 2008	975	267	1,242
Utilized	(105)	(168)	(273)
Reversal of excess reserves (b)	(3)	(4)	(7)
Other changes (a)	(129)	(25)	(154)

Balance at Oct. 31, 2008	$738	$70	$808

		Lease
		Termination
		Liabilities &
	Severance	Other	Total

2007
Original charge	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (a)	611	9	620

Balance at Jul. 31, 2007	16,548	757	17,305
Utilized	(13,994)	(727)	(14,721)
Reversal of excess reserves (b)	(297)	(65)	(362)
Other changes (a)	1,281	57	1,338

Balance at Jul. 31, 2008	3,538	22	3,560
Utilized	(579)	--	(579)
Other changes (a)	(228)	(5)	(233)

Balance at Oct. 31, 2008	$2,731	$17	$2,748

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191

Balance at Jul. 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (b)	(1,385)	(40)	(1,425)
Other changes (a)	126	2	128

Balance at Jul. 31, 2007	2,325	6	2,331
Utilized	(1,414)	(6)	(1,420)
Reversal of excess reserves (b)	(56)	--	(56)
Other changes (a)	(4)	--	(4)

Balance at Jul. 31, 2008	851	--	851
Utilized	(389)	--	(389)

Balance at Oct. 31, 2008	$462	$--	$462

(a)	Other changes primarily reflect translation impact.

(b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2008, 2007 and 2006.
     Earnings before interest and income taxes (“EBIT”) were $71,777 in the quarter compared to $64,665 in the first quarter of fiscal year 2008, reflecting the factors discussed above. As a percentage of sales, EBIT was 12.4% compared to 11.5% in the first quarter of fiscal year 2008.
     Net interest expense in the quarter increased to $9,426 from $7,721 in the first quarter of fiscal year 2008. The increase in net interest expense was primarily related to a decrease in interest income related to reduced cash balances compared to the same period last year, combined with the effect of lower returns due to a decision to invest cash in more conservative investments.
     In the first quarter of fiscal year 2009, the Company’s effective tax rate was 30.9% as compared to 36.6% in the first quarter of fiscal year 2008. For the three months ended October 31, 2008, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the retroactive extension of the federal research credit per the Emergency Economic Stabilization Act of 2008 which was enacted in the quarter ended October 31, 2008. For the three months ended October 31, 2007, the effective tax rate varied from the U.S. federal statutory rate primarily due to the net impact of foreign operations and a discrete tax charge resulting from new tax legislation in Germany. The Company expects its effective tax rate to be 31.5% for the full fiscal year 2009, exclusive of the impact of discrete items in future periods. The actual effective tax rate for the full fiscal year 2009 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as nonrecurring factors.

     Net earnings in the quarter were $43,087, or 36 cents per share, compared with net earnings of $36,102, or 29 cents per share in the first quarter of fiscal year 2008. In summary, net earnings reflect the growth in EBIT and a decrease in the effective tax rate, partly offset by an increase in net interest expense. Company management estimates that foreign currency translation had no material impact on earnings per share in the quarter. The acquisition of GeneSystems was dilutive to earnings by 2 cents per share in the quarter.
Review of Operating Segments
     The following table presents sales and operating profit by segment, reconciled to earnings before income taxes, for the three months ended October 31, 2008 and October 31, 2007.

		%		%	%
	Oct. 31, 2008	Margin	Oct. 31, 2007	Margin	Change
SALES:
Life Sciences	$220,329		$214,614		2.7
Industrial	357,693		346,393		3.3

Total	$578,022		$561,007		3.0

OPERATING PROFIT:
Life Sciences	$41,868	19.0	$39,783	18.5	5.2
Industrial	55,106	15.4	45,077	13.0	22.2

Total operating profit	96,974	16.8	84,860	15.1	14.3
General corporate expenses	17,022		11,426		49.0

Earnings before ROTC, interest expense, net and income taxes	79,952	13.8	73,434	13.1	8.9
ROTC	8,175		8,769
Interest expense, net	9,426		7,721

Earnings before income taxes	$62,351		$56,944

     Life Sciences:
     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the three months ended October 31, 2008 and October 31, 2007:

	Oct. 31, 2008	% of Sales	Oct. 31, 2007	% of Sales

Sales	$220,329		$214,614
Cost of sales	105,810	48.0	103,466	48.2

Gross margin	114,519	52.0	111,148	51.8
SG&A	62,384	28.3	61,747	28.8
Research and development	10,267	4.7	9,618	4.5

Operating profit	$41,868	19.0	$39,783	18.5

     The tables below present sales by market and geography within the Life Sciences segment for the three months ended October 31, 2008 and October 31, 2007, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	Oct. 31, 2008	Oct. 31, 2007	Change	Impact	Currency

By Market
Medical (a)	$92,406	$94,242	(1.9)	$(958)	(0.9)
BioPharmaceuticals (a)	127,923	120,372	6.3	(2,216)	8.1

Total Life Sciences	$220,329	$214,614	2.7	$(3,174)	4.1

By Geography
Western Hemisphere	$81,316	$87,002	(6.5)	$(261)	(6.2)
Europe	109,458	101,022	8.4	(3,083)	11.4
Asia	29,555	26,590	11.2	170	10.5

Total Life Sciences	$220,329	$214,614	2.7	$(3,174)	4.1

(a)	The BioPharmaceuticals market includes the Laboratory market previously reported in Medical. Prior year amounts conform to the current classification.
     The Life Sciences segment sales increased 4.1% in the quarter compared to the first quarter of fiscal year 2008. Increased pricing in the BioPharmaceuticals markets contributed 0.8% to the overall sales growth in the quarter. The overall volume increase was 3.3%. Life Sciences represented approximately 38% of total sales in the quarter, on par with the first quarter of fiscal year 2008.
     Within Life Sciences, Medical market sales, which now excludes the Laboratory market, represented approximately 42% of Life Sciences sales in the quarter, decreased 0.9%. The decline in Medical sales was attributable to a decrease of 8.6% in Blood Filtration, the largest market served by Medical, with sales growth in the Original Equipment Manufacturer (“OEM”) (+7.5%), Hospital (+7%) and Cell Therapy (over +100%) markets partly mitigating the impact. The decrease in the Blood Filtration market primarily relates to decreased volume to several large customers in the Western Hemisphere. The growth in Hospital sales was primarily driven by increased Aquasafe filter sales related to a Legionella outbreak in the United States, new tender awards in Europe and new market opportunities in Asia. The growth in Cell Therapy sales was primarily driven by increased cord blood products sales in the Western Hemisphere and Europe. The growth in OEM sales was primarily driven by strong sales in Europe.
     Sales in the BioPharmaceuticals market, which now includes the Laboratory market previously reported in Medical, grew 8.1% compared to the first quarter of fiscal year 2008. Systems sales increased about 13%, and consumables sales grew 6.9%. By geography, growth was driven by Europe (+10.6%), the Company’s largest geographic BioPharmaceuticals market, accompanied by increases in Asia of 9.8% and the Western Hemisphere of 2.5%. By market, the growth in the quarter was attributable to an increase of 5.1% in the Pharmaceuticals market (formerly named BioPharmaceuticals), accompanied by an increase of 27.9% in the Laboratory market. The growth in Pharmaceuticals sales reflects an increase in systems sales of 13% (driven by Europe), accompanied by growth in consumables sales of 3.6%. The growth in systems sales reflects ongoing investment in new manufacturing capacity for biological drugs and may continue to fuel consumable business growth in the medium term. The growth in consumables sales reflects increases in all geographies. The Western Hemisphere growth was hampered by manufacturing slowdowns at several large U.S. biotechnology customers. Key products driving consumables growth are the Company’s virus removal filters for biotechnology and plasma derived therapeutics as well an increasing portfolio of single-use processing technologies. The growth in Laboratory sales was spread across all geographies, although the Western Hemisphere and Europe had the most significant impact. Key growth drivers in the Laboratory market are products used in pharmaceutical quality control and life sciences research such as protein purification.
     Life Sciences gross margins increased 20 basis points to 52% from 51.8% in the first quarter of fiscal year 2008. The improvement in gross margins was principally driven by improved pricing that contributed approximately 40 basis points in margin. This was partly offset by a shift in product mix to a higher percentage of systems sales (about 5.9% of total Life Sciences sales compared to 5.4% in the first quarter of fiscal year 2008).

     SG&A expenses increased by $637, or 1% (2.7% in local currency), compared to the first quarter of fiscal year 2008. The increase in SG&A primarily reflects increases in selling costs in Europe and Asia. SG&A as a percentage of sales decreased to 28.3% from 28.8% in the first quarter of fiscal year 2008. The improvement in SG&A as a percentage of sales reflects the leveraging of growth in sales and the impact of the Company’s cost reduction initiatives, partly offset by increases in selling costs in Europe and Asia.
     R&D expenses were $10,267 compared to $9,618 in the first quarter of fiscal year 2008, an increase of 6.7% (10.5% in local currency). As a percentage of sales, R&D expenses were 4.7% compared to 4.5% in the first quarter of fiscal year 2008. Increased spending primarily reflects investments in the BioPharmaceuticals market, including spending at GeneSystems, which was acquired on September 2, 2008.
     As a result of the above factors, operating profit dollars increased about 5.2% to $41,868 and operating margin improved to 19% from 18.5% in the first quarter of fiscal year 2008.
     Industrial:
     Presented below are summary Statements of Operating Profit for the Industrial segment for the three months ended October 31, 2008 and October 31, 2007.

		% of		% of
	Oct. 31, 2008	Sales	Oct. 31, 2007	Sales
Sales	$357,693		$346,393
Cost of sales	192,821	53.9	196,225	56.6

Gross margin	164,872	46.1	150,168	43.4
SG&A	101,100	28.3	97,814	28.2
R&D	8,666	2.4	7,277	2.1

Operating profit	$55,106	15.4	$45,077	13.0

     The tables below present sales by market and geography within the Industrial segment for the three months ended October 31, 2008 and October 31, 2007, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	Oct. 31, 2008	Oct. 31, 2007	Change	Impact	Currency

By Market
Energy, Water & Process Technologies (a)	$217,599	$208,689	4.3	$(2,994)	5.7
Aerospace & Transportation	72,695	66,259	9.7	(1,552)	12.1
Microelectronics	67,399	71,445	(5.7)	720	(6.7)

Total Industrial	$357,693	$346,393	3.3	$(3,826)	4.4

By Geography
Western Hemisphere	$101,899	$96,933	5.1	$(923)	6.1
Europe	132,097	132,459	(0.3)	(3,353)	2.3
Asia	123,697	117,001	5.7	450	5.3

Total Industrial	$357,693	$346,393	3.3	$(3,826)	4.4

(a)	Formerly General Industrial.

     Industrial segment sales grew 4.4% in the quarter, driven by growth in the Energy, Water & Process Technologies (“EWPT”) and Aerospace & Transportation markets, while sales in the Microelectronics market were down. Overall, increased pricing contributed about 0.5% to the sales growth in the quarter. The overall volume growth was 3.9%. Industrial systems sales increased 4.7% compared to the first quarter of fiscal year 2008. The Food & Beverage and Municipal Water markets reported within EWPT were the key contributors to the growth in systems sales in the quarter. Industrial consumables sales grew 3.6%, primarily driven by Military sales within the Aerospace & Transportation market as well as by all markets within EWPT, with the exception of Food & Beverage. Industrial represented about 62% of total sales in the quarter, on par with the first quarter of fiscal year 2008.
     EWPT market sales, which account for about 61% of the Industrial segment, were up 5.7%, with all markets contributing with the exception of Industrial Manufacturing which were down slightly reflecting reduced systems sales.
     Municipal Water sales, which are primarily comprised of systems, increased 9.9% compared to the first quarter of fiscal year 2008, reflecting growth in both the Western Hemisphere and Asia. The sales growth in the Western Hemisphere of 26.6% was primarily attributable to surface water treatment projects driven by government regulations. In Asia, sales increased 48% driven by drought-related projects in Australia. Sales in Europe were down 23.9% due to lumpiness of system sales.
     Sales in the energy-related market increased 4.3%, reflecting growth in consumables in all geographies partly offset by a decline in systems sales. The decrease in systems sales reflects a decline in the Western Hemisphere due to tough comparables to the first quarter of fiscal year 2008 which had strong sales growth in the fuels & chemicals market, partly offset by growth in Europe and Asia. Market opportunities and growth drivers in the energy-related market include alternative energy projects and investments in power generation infrastructure.
     Food and Beverage sales were up 12% as systems sales more than doubled compared to the first quarter of fiscal year 2008 (with all geographies contributing) partly offset by a decline in consumables of 1.9% (attributable to Europe). Sales in Europe, the Company’s largest geographic Food & Beverage market, were up overall by 4.2%. In general, key growth drivers in Europe include sales of OenoFlow product to the wine market, Aria systems for process water and expanding sales to the beer market. In Asia, sales increased 19.5%, attributable to the overall growth in this region in various countries. In the Western Hemisphere, sales increased 45.4%, reflecting strong systems sales growth accompanied by modest growth in consumables.
     Sales in the Industrial Manufacturing market decreased 1%, reflecting a decline in the Western Hemisphere of 16.6% partly offset by growth in Europe of 6.8%. Sales in Asia were flat. Sales growth in the quarter was impacted by the macroeconomic environment in the United States, particularly in the steel, automotive and mining sectors.
     Aerospace & Transportation sales increased 12.1% driven by growth in Military sales of 37.6%. Sales in the Commercial Aerospace and Transportation markets were down 7.5% and 0.6%, respectively. The growth in Military sales was primarily related to CH-47 helicopter projects in the Western Hemisphere and sales growth in spares in Europe (primarily United Kingdom and France). The decrease in the Commercial portion of this market primarily reflects a decrease in aftermarket sales in the Western Hemisphere and Europe. The decrease in the Transportation market reflects decreased sales to the truck industry in Europe related to the macroeconomic slowdown.
     Microelectronics sales decreased 6.7%, reflecting decreases in all geographies. Overall, the sales decrease reflects the growing weakness in the semiconductor and consumer electronics markets.
     Industrial gross margins increased 270 basis points to 46.1% from 43.4% in the first quarter of fiscal year 2008. The increase in gross margins reflects the effects of the ongoing cost reduction and lean manufacturing initiatives. Furthermore, improved pricing also contributed about 25 basis points in margin.
     SG&A expenses increased by $3,286, or 3.4% (3.8% in local currency), compared to the first quarter of fiscal year 2008. The increase in SG&A reflects an increase in selling, distribution and marketing related costs. SG&A expenses as a percentage of sales was 28.3% compared to 28.2% in the first quarter of fiscal year 2008.
     R&D expenses were up about 19.1% (18.6% in local currency) at $8,666 compared to $7,277 in the first quarter of fiscal year 2008. As a percentage of sales, R&D expenses were 2.4% compared to 2.1% in the first quarter of fiscal year 2008. Increased spending in dollars reflects investments in new technologies across various markets within Industrial.
     As a result of the above factors, operating profit dollars increased 22.2% to $55,106 and operating margin increased to 15.4% from 13.0% in the first quarter of fiscal year 2008.

     Corporate:
     Corporate expenses increased by $5,596 or 49% to $17,022 from $11,426 in the first quarter of fiscal year 2008. The increase in Corporate expenses primarily reflects increased consulting costs related to the Company’s pricing initiative, timing of legal function costs associated with the production of the Company’s proxy statement, foreign currency transaction losses and increased payroll related to additions to Corporate staff.
Liquidity and Capital Resources
     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $608,900 at October 31, 2008 as compared with $660,000 at July 31, 2008. Based on discussions with various tax authorities, the Company believes it is reasonably possible that the gross amount of unrecognized tax benefits will decrease by approximately $96,257 within the next 12 months. As a result, the company has reclassified $92,558 from non-current income tax liabilities to current tax liabilities. In addition, the Company reclassified $65,985 of non-current prepaid income tax included in other non-current assets as of July, 31, 2008 to other current assets as of October 31, 2008 as this amount could be utilized in the resolutions of the unrecognized tax benefits. These reclassifications reduced non-cash working capital by $26,573 compared to July 31, 2008.
     Accounts receivable days sales outstanding (“DSO”) decreased to 79 days from 87 days in the quarter ended October 31, 2007, including the impact of exchange rates. Excluding the impact of exchange rates, DSO was on par with the first quarter of fiscal year 2008. Inventory turns were 2.6 for the four quarters ended October 31, 2008 on par with the four quarters ended October 31, 2007.
     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at October 31, 2008 to those at July 31, 2008, the Euro and the British Pound have weakened against the U.S. dollar, while the Japanese Yen has strengthened against the U.S. dollar. The effect of foreign exchange decreased non-cash working capital by $68,775, including net inventory, net accounts receivable and other current assets by $41,575, $62,480 and $10,130, respectively, as compared to July 31, 2008. Additionally, foreign exchange decreased accounts payable and other current liabilities by $39,763 and current income tax payable by $5,647.
     Net cash provided by operating activities in the quarter was $50,854 as compared to net cash used by operating activities of $125,806 in the first quarter of fiscal year 2008, an increase of $176,660. The increase in net cash flow reflects the impact of increased net earnings and changes in working capital items, particularly inventory. Furthermore, net cash used by operating activities in the first quarter of fiscal year 2008 reflected a tax payment of $135,000 to the Internal Revenue Service.
     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $24,567 in the quarter, as compared with $(149,392) in the first quarter of fiscal year 2008. The increase in free cash flow reflects the increase in net cash provided by operating activities as discussed above partly offset by an increase in capital expenditures. Company management believes this measure is important because it is a key element of its planning. The Company utilizes free cash flow as one way to measure its current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	Oct. 31, 2008	Oct. 31, 2007

Net cash provided/(used) by operating activities	$50,854	$(125,806)
Less capital expenditures	26,287	23,586

Free cash flow	$24,567	$(149,392)

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 27.8% at October 31, 2008 as compared to 22.1% at July 31, 2008. Net debt increased by approximately $71,400 compared with July 31, 2008, comprised of a decrease in cash and cash equivalents of $153,400 partly offset by a decrease in gross debt of $83,600. Uses of cash in the quarter included the acquisition of GeneSystems ($36,832), the repurchases of stock ($49,894) and the repayment of foreign debt (approximately $100,000), bearing higher than U.S. borrowing rates. The impact of foreign exchange rates increased net debt by about $1,600. The Company was in compliance with all financial covenants of its various debt agreements as of October 31, 2008.

     The Company utilizes cash flow generated from operations and its revolving credit facility to meet its short-term liquidity needs. Company management considers its existing lines of credit, along with the cash typically generated from operations, to be sufficient to meet its short-term liquidity needs.
     Capital expenditures were $26,287 in the quarter. Depreciation and amortization expense were $20,665 and $2,330, respectively.
     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. At July 31, 2008 there was $199,382 available to be expended under this authorization. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company repurchased stock of $49,894 in the quarter and as such there was $499,488 remaining at October 31, 2008 under the current stock repurchase programs. Net proceeds from stock plans were $6,984 in the quarter.
     The Company increased its quarterly dividend by 8% from 12 cents to 13 cents per share, effective with the dividend declared on March 12, 2008. In the quarter, the Company paid dividends of $15,501, an increase of about 5% compared to the first quarter of fiscal year 2008.
Recently Issued Accounting Pronouncements
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     There is no material change in the market risk information disclosed in Item 7A of the 2008 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.
     There have been no changes in the Company’s internal control over financial reporting during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, there are some changes which, taken together, are expected to have a favorable impact on the Company’s controls over a multi-year period. There are a number of significant business improvement initiatives designed to improve processes and enhance customer and supplier relationships and opportunities. These include information systems upgrades and integrations that are in various phases of planning or implementation and contemplate enhancements of ongoing activities to support the growth of the Company’s financial shared service capabilities and standardization of its financial systems. The Company is employing a project management and phased implementation approach that will provide continued monitoring and assessment in order to maintain the effectiveness of internal control over financial reporting during and subsequent to implementation of these initiatives.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
(In thousands)
     As previously disclosed in the 2008 Form 10-K, the Company is subject to various regulatory proceedings and litigation relating to various environmental matters and to the tax matters described in Note 2, Audit Committee Inquiry and Restatement, to the 2007 Form 10-K. The information provided below updates and should be read in conjunction with the discussion of these proceedings in Part I — Item 3 — Legal Proceedings in the 2008 Form 10-K. Reference is also made to Note 7, Contingencies and Commitments, to the accompanying condensed consolidated financial statements.
Federal Securities Class Actions:
     Four putative class action lawsuits were filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). These lawsuits were filed between August 14, 2007 and October 11, 2007 in the United States District Court for the Eastern District of New York. By Order dated May 28, 2008, the Court consolidated the cases under the caption “In re Pall Corp,” No. 07-CV-3359 (E.D.N.Y.) (JS) (ARL), appointed a lead plaintiff and ordered that the lead plaintiff file a consolidated amended complaint. The lead plaintiff filed its consolidated amended complaint on August 4, 2008. The lead plaintiff seeks to act as representative for a class consisting of purchasers of the Company’s stock between April 20, 2007 and August 2, 2007, inclusive. The consolidated amended complaint names the Company and its current chief executive officer and chief financial officer as defendants and alleges violations of Section 10(b) and 20(a) of the Exchange Act, as amended, and Rule 10b-5 promulgated by the Securities and Exchange Commission (“SEC”). It alleges that the defendants violated these provisions of the federal securities laws by issuing materially false and misleading public statements about the Company’s financial results and financial statements, including the Company’s income tax liability, effective tax rate, internal controls and accounting practices. The plaintiffs seek unspecified compensatory damages, costs and expenses. The Company moved to dismiss the consolidated amended complaint on September 19, 2008 and filed its reply brief to the lead plaintiff’s opposition to the Company’s motion to dismiss on December 2, 2008.
Shareholder Derivative Lawsuits:
     On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County relating to the tax matter described above. These actions purport to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs allege that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006 and the first three quarters of fiscal year 2007. The complaints seek unspecified compensatory damages on behalf of Pall Corporation, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints for failure to make a demand upon the Company’s board of directors, which motions were granted on April 30 and May 2, 2008. On September 19, 2008, the same two plaintiffs filed a derivative lawsuit in New York Supreme Court, Nassau County, which was served on the Company on September 26, 2008 (the “September Derivative”). This action purports to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter. In addition, the plaintiffs allege that the Board’s refusal of their demand to commence an action against the defendants was not made in good faith. The plaintiffs and the Company agreed to stay these proceedings pending resolution of the Company’s motion to dismiss in the federal securities class action lawsuit.
     On November 13, 2008, another shareholder filed a derivative lawsuit in New York Supreme Court, Nassau County, against certain current and former directors and officers of the Company, and against the Company, as nominal defendant, which was served on the Company on December 4, 2008. This action purports to bring similar claims as the September Derivative.

Other Proceedings:
     The SEC and U.S. Attorney’s Office for the Eastern District of New York are conducting investigations in connection with the tax matter described above. The Company is cooperating with these investigations.
Environmental Matters:
     The Company’s condensed consolidated balance sheet at October 31, 2008 includes liabilities for environmental matters of approximately $14,729, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.
ITEM 1A. RISK FACTORS.
     There is no material change in the risk factors reported in Item 1A of the 2008 Form 10-K. This report contains certain forward-looking statements which reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These statements are subject to risks and uncertainties, which could cause actual results to differ materially. For a description of these risks see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements and Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs (1)
August 1, 2008 to August 31, 2008	--	$--	--	$199,382
September 1, 2008 to September 30, 2008	722	$34.66	722	$174,363
October 1, 2008 to October 31, 2008	846	$29.39	846	$499,488

Total	1,568	$31.82	1,568

(1)
On November 15, 2006, the board authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 21, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the three months ended October 31, 2008, the Company purchased 1,568 shares in open-market transactions at an aggregate cost of $49,894, with an average price per share of $31.82. At October 31, 2008, approximately $499,488 remained available under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.

During the first quarter of fiscal year 2009, one share was traded in by an employee in payment of a stock option exercise at a price of $39.84 per share and an aggregate cost of $13.
ITEM 6. EXHIBITS.
See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation
December 9, 2008	/s/	LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer and Treasurer

	/s/	FRANCIS MOSCHELLA
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