Form 10-Q
period 2009-01-31
PALL CORP
filed 2009-03-12
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2009
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
     The number of shares of the registrant’s common stock outstanding as of March 6, 2009 was 117,593,247.

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of January 31, 2009 and July 31, 2008.	3
	Condensed Consolidated Statements of Earnings for the three and six months ended January 31, 2009 and January 31, 2008.	4
	Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2009 and January 31, 2008.	5
	Notes to Condensed Consolidated Financial Statements.	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	35
Item 4.	Controls and Procedures.	35
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	36
Item 1A.	Risk Factors.	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	37
Item 4.	Submission of Matters To a Vote of Security Holders.	38
Item 6.	Exhibits.	38
SIGNATURES		39
EX-10.1: AMENDMENT TO EMPLOYMENT AGREEMENT WITH ERIC KRASNOFF
EX-10.2: AMENDMENT TO EMPLOYMENT AGREEMENT WITH ROBERTO PEREZ
EX-10.3: AMENDMENT TO EMPLOYMENT AGREEMENT WITH LISA MC DERMOTT
EX-10.4: SUPPLEMENTARY PENSION PLAN
EX-10.5: LOAN AGREEMENT
EX-10.6: MORTGAGE NOTE BY ROBERTO PEREZ AND ASTRID PEREZ
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Jan. 31, 2009	July 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$221,486	$454,065
Accounts receivable	502,282	617,079
Inventories	458,742	492,977
Prepaid expenses	40,032	34,026
Other current assets	133,174	61,492

Total current assets	1,355,716	1,659,639
Property, plant and equipment, net	623,528	662,985
Goodwill	275,375	265,893
Intangible assets	66,380	46,204
Other non-current assets	224,170	322,025

Total assets	$2,545,169	$2,956,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$19,199	$26,062
Accounts payable and other current liabilities	360,952	471,266
Income taxes payable	126,442	57,882
Current portion of long-term debt	1,969	3,252
Dividends payable	17,047	15,501

Total current liabilities	525,609	573,963
Long-term debt, net of current portion	654,771	747,051
Income taxes payable — non-current	135,699	233,420
Deferred taxes and other non-current liabilities	216,766	263,077

Total liabilities	1,532,845	1,817,511

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	190,739	178,608
Retained earnings	1,162,939	1,118,616
Treasury stock, at cost	(339,755)	(290,508)
Stock option loans	(450)	(450)
Accumulated other comprehensive (loss) income:
Foreign currency translation	46,543	179,429
Pension liability adjustment	(61,322)	(61,322)
Unrealized investment gains	1,396	2,343
Unrealized losses on derivatives	(562)	(277)

	(13,945)	120,173

Total stockholders’ equity	1,012,324	1,139,235

Total liabilities and stockholders’ equity	$2,545,169	$2,956,746

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jan. 31, 2009	Jan. 31, 2008	Jan. 31, 2009	Jan. 31, 2008

Net sales	$543,296	$625,747	$1,121,318	$1,186,754
Cost of sales	286,947	337,471	585,578	637,162

Gross profit	256,349	288,276	535,740	549,592

Selling, general and administrative expenses	167,084	178,845	347,590	349,832
Research and development	17,419	18,092	36,352	34,987
Restructuring and other charges, net	8,747	13,859	16,922	22,628
Interest expense, net	6,553	8,063	15,979	15,784

Earnings before income taxes	56,546	69,417	118,897	126,361
Provision for income taxes	17,675	21,429	36,939	42,271

Net earnings	$38,871	$47,988	$81,958	$84,090

Earnings per share:
Basic	$0.33	$0.39	$0.69	$0.68
Diluted	$0.33	$0.39	$0.68	$0.68

Dividends declared per share	$0.145	$0.120	$0.275	$0.360

Average shares outstanding:
Basic	118,428	123,372	118,931	123,256
Diluted	119,213	124,572	119,921	124,449
See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	Jan. 31, 2009	Jan. 31, 2008
Operating activities:
Net cash provided/(used) by operating activities	$61,893	$(74,905)

Investing activities:
Capital expenditures	(58,387)	(52,681)
Proceeds from sale of retirement benefit assets	7,591	11,666
Purchases of retirement benefit assets	(9,413)	(13,714)
Disposals of long lived assets	2,992	4,605
Acquisition of business, net of cash acquired	(37,214)	—
Other	(12,475)	(2,741)

Net cash used by investing activities	(106,906)	(52,865)

Financing activities:
Notes payable	(2,244)	21,538
Dividends paid	(30,814)	(29,425)
Net proceeds from stock plans	7,185	7,462
Purchase of treasury stock	(64,884)	—
Long-term borrowings	115,939	119,424
Repayments of long-term debt	(177,331)	(39,509)
Excess tax benefits from stock-based compensation arrangements	689	760

Net cash (used)/provided by financing activities	(151,460)	80,250

Cash flow for period	(196,473)	(47,520)
Cash and cash equivalents at beginning of year	454,065	443,036
Effect of exchange rate changes on cash and cash equivalents	(36,106)	14,749

Cash and cash equivalents at end of period	$221,486	$410,265

Supplemental disclosures:
Interest paid	$28,505	$24,342
Income taxes paid (net of refunds)	45,835	187,232
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
NOTE 2 — ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
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
     The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2009:

		Fair Value Measurements
	As of
	Jan. 31, 2009	Level 1	Level 2	Level 3
Financial assets carried at fair value
Available-for-sale debt securities	$52,171	$52,171	$—	$—
Available-for-sale equity securities	5,489	5,489	—	—
Derivative financial instruments	1,739	—	1,739	—

Financial liabilities carried at fair value
Derivative financial instruments	1,499	—	1,499	—

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The Company’s available-for-sale securities are valued using quoted market prices and, as such, are classified within Level 1 of the fair value hierarchy.
     The derivative financial instruments classified within Level 2 of the fair value hierarchy are comprised of an interest rate swap and foreign currency forward contracts. The fair value of the Company’s outstanding interest rate swap contract was determined based upon a non-binding valuation from the counterparty that is corroborated by observable market data such as Japanese Yen interest rates and yield curves. The fair values of the Company’s foreign currency forward contracts were valued using pricing models, with all significant inputs derived from or corroborated by observable market data such as yield curves, currency spot and forward rates and currency volatilities.
     Effective August 1, 2008, the Company also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure specified financial instruments and certain other items at fair value with changes in fair value recognized in earnings each reporting period. The Company has opted not to apply the fair value option to any of its financial assets or liabilities as of January 31, 2009.
NOTE 3 — ACQUISITIONS
     On September 2, 2008 (the “Closing Date”), the Company acquired 100% of the share capital and voting rights, on a fully diluted basis, of GeneSystems, SA (“GeneSystems”), a privately held French biotechnology company that has developed a patented approach to rapid microbiological detection equipment and disposables. On the Closing Date, the Company paid a cash purchase price of 25,000 Euros ($36,265 U.S. dollar equivalent at the foreign exchange rate on the Closing Date), subject to a post closing working capital adjustment. In the second quarter, the Company paid the working capital adjustment of 289 Euros ($382 equivalent).
     In the event that French regulations relating to the monitoring of possible contamination of hot water systems and/or water cooling towers by legionella are amended by the second anniversary of the Closing Date, with effect within 12 months of such amendment, to either (i) make the use of Polymerase Chain Reaction technology mandatory for such monitoring in France or (ii) validate its use as the only or preferred method for such monitoring in France (the “Legionella Regulation”), a post closing payment equal to 11,500 Euros (less any indemnity related payments of up to 2,000 Euros) will also be paid. If the Legionella Regulation is published after the second anniversary of the Closing Date, but prior to the third anniversary of the Closing Date, and becomes effective within 12 months of publication, the sellers will be paid 5,000 Euros (less any indemnity related payments of up to 2,000 Euros).
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition:

Purchase price	$36,647
Transaction costs	663

Total purchase price	37,310
Cash acquired	96

Total purchase price, net of cash acquired	37,214

Accounts receivable	909
Inventories	1,883
Other current assets	683
Property plant and equipment	491
In-process research and development	1,743
Intangible assets	16,618

Total assets and in-process research and development acquired	22,327

Accounts payable and other current liabilities	2,260
Other non-current liabilities	4,785

Total liabilities assumed	7,045

Goodwill	$21,932

Based upon the valuation of in-process research and development, the Company recorded a charge to earnings of approximately $1,743, which has been included in Restructuring and other charges, net (see Note 8, Restructuring and Other Charges, Net) for the six months ended January 31, 2009.
     The amount of in-process research and development was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. As of the acquisition date, there was one project that met the above criteria. The project identified is targeted for the BioPharmaceuticals market. The value of the research project identified to be in-process was determined by estimating the future cash flows from the project once commercially feasible and discounting the net cash flows back to their present value. The key assumptions specifically underlying the valuation for purchased in-process research and development consist of an expected completion date for the in-process project, estimated costs to complete the project, revenue and expense projections, and discount rates based on the risks associated with the development life cycle of the in-process technology acquired. The weighted average discount rate used was approximately 40%. The project is expected to be completed by calendar year 2010.
     Based upon the markets GeneSystems serves, the goodwill was assigned to the Company’s Life Sciences segment. The goodwill is not tax deductible. Pro forma financial information has not been provided as it is not material. The results of GeneSystems have been included in the results of operations of the Company since the date of acquisition.
NOTE 4 — BALANCE SHEET DETAILS
     The following tables provide details of selected balance sheet items:

	Jan. 31, 2009	July 31, 2008
Accounts receivable:
Billed	$457,112	$572,262
Unbilled	56,368	55,746

Total	513,480	628,008
Less: Allowances for doubtful accounts	(11,198)	(10,929)

	$502,282	$617,079

     Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Jan. 31, 2009	July 31, 2008
Inventories:
Raw materials and components	$131,606	$138,146
Work-in-process	62,795	77,245
Finished goods	264,341	277,586

	$458,742	$492,977

	Jan. 31, 2009	July 31, 2008
Property, plant and equipment:
Property, plant and equipment	$1,413,079	$1,496,121
Less: Accumulated depreciation and amortization	(789,551)	(833,136)

	$623,528	$662,985

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
     The following table presents goodwill, net of accumulated amortization recorded prior to adopting SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), allocated by reportable segment, in accordance with SFAS No. 142.

	Jan. 31, 2009	July 31, 2008

Life Sciences	$86,167	$72,629
Industrial	189,208	193,264

	$275,375	$265,893

     The change in the carrying amount of goodwill is primarily attributable to the acquisition of GeneSystems, SA, as discussed in Note 3, Acquisitions, partly offset by changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.
     Intangible assets, net, consist of the following:

	Jan. 31, 2009
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$94,700	$45,997	$48,703
Trademarks	6,180	3,402	2,778
Other	17,111	2,212	14,899

	$117,991	$51,611	$66,380

	July 31, 2008
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$85,336	$43,853	$41,483
Trademarks	4,902	3,123	1,779
Other	5,058	2,116	2,942

	$95,296	$49,092	$46,204

     The change in the carrying amount of patents and unpatented technology is primarily attributable to the acquisition of GeneSystems, SA, as discussed in Note 3, Acquisitions. The change in the carrying amount of other intangibles is primarily related to the purchase of certain distribution rights to a customer base primarily related to the BioPharmaceuticals market.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     Amortization expense for intangible assets for the three and six months ended January 31, 2009 was $2,260 and $4,522, respectively. Amortization expense for intangible assets for the three and six months ended January 31, 2008 was $1,988 and $4,093, respectively. Amortization expense is estimated to be approximately $4,941 for the remainder of fiscal year 2009, $9,723 in fiscal year 2010, $9,504 in fiscal year 2011, $9,237 in fiscal year 2012, $6,426 in fiscal year 2013 and $5,483 in fiscal year 2014.
NOTE 6 — TREASURY STOCK
     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the six months ended January 31, 2009, the Company purchased 2,139 shares in open-market transactions at an aggregate cost of $64,884 with an average price per share of $30.33. At January 31, 2009, approximately $484,498 remained available to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.
     During the six months ended January 31, 2009, 465 shares were issued under the Company’s stock-based compensation plans. At January 31, 2009, the Company held 10,391 treasury shares.
NOTE 7 — CONTINGENCIES AND COMMITMENTS
     With respect to the matters described below under the headings Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or insurance recoveries have been reflected in the condensed consolidated financial statements as of January 31, 2009 as these amounts are not currently estimable.
Federal Securities Class Actions:
     Four putative class action lawsuits were filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). These lawsuits were filed between August 14, 2007 and October 11, 2007 in the United States District Court for the Eastern District of New York. By Order dated May 28, 2008, the Court consolidated the cases under the caption “In re Pall Corp,” No. 07-CV-3359 (E.D.N.Y.) (JS) (ARL), appointed a lead plaintiff and ordered that the lead plaintiff file a consolidated amended complaint. The lead plaintiff filed its consolidated amended complaint on August 4, 2008. The lead plaintiff seeks to act as representative for a class consisting of purchasers of the Company’s stock between April 20, 2007 and August 2, 2007, inclusive. The consolidated amended complaint names the Company and its current chief executive officer and chief financial officer as defendants and alleges violations of Section 10(b) and 20(a) of the Exchange Act, as amended, and Rule 10b-5 promulgated by the Securities and Exchange Commission (“SEC”). It alleges that the defendants violated these provisions of the federal securities laws by issuing materially false and misleading public statements about the Company’s financial results and financial statements, including the Company’s income tax liability, effective tax rate, internal controls and accounting practices. The plaintiffs seek unspecified compensatory damages, costs and expenses. The Company moved to dismiss the consolidated amended complaint on September 19, 2008 and filed its reply brief to the lead plaintiff’s opposition to the Company’s motion to dismiss on December 2, 2008. The motion is now fully briefed and before the court.

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
     On November 13, 2008, another shareholder filed a derivative lawsuit in New York Supreme Court, Nassau County, against certain current and former directors and officers of the Company, and against the Company, as nominal defendant, which was served on the Company on December 4, 2008. This action purports to bring similar claims as the September Derivative. The plaintiffs and the Company have agreed to an identical stay as in the September Derivative.
Other Proceedings:
     The SEC and U.S. Attorney’s Office for the Eastern District of New York are conducting investigations in connection with the tax matter described above. The Company is cooperating with these investigations.
Environmental Matters:
     The Company’s condensed consolidated balance sheet at January 31, 2009 includes liabilities for environmental matters of approximately $13,642, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 8 — RESTRUCTURING AND OTHER CHARGES, NET
     The following tables summarize the restructuring and other charges/(gains) (“ROTC”) recorded for the three and six months ended January 31, 2009 and January 31, 2008:

	Three Months Ended Jan. 31, 2009			Six Months Ended Jan. 31, 2009
		Other			Other
		Charges			Charges
	Restructuring	/(Gains)		Restructuring	/(Gains)
	(1)	(2)	Total	(1)	(2)	Total
Severance	$6,074	$—	$6,074	$7,721	$—	$7,721
Impairment and loss on disposal of assets (2a)	4	1,500	1,504	4	3,477	3,481
Other costs	1,341	—	1,341	2,291	—	2,291
In-process research and development (2b)	—	—	—	—	1,743	1,743
Costs related to inquiry (2c)	—	234	234	—	820	820
Environmental matters (2d)	—	(371)	(371)	—	908	908

	7,419	1,363	8,782	10,016	6,948	16,964

Reversal of excess restructuring reserves	(35)	—	(35)	(42)	—	(42)

	$7,384	$1,363	$8,747	$9,974	$6,948	$16,922

Cash	$7,532	$(137)	$7,395	$10,122	$1,728	$11,850
Non-cash	(148)	1,500	1,352	(148)	5,220	5,072

	$7,384	$1,363	$8,747	$9,974	$6,948	$16,922

	Three Months Ended Jan. 31, 2008			Six Months Ended Jan. 31, 2008
		Other			Other
		Charges			Charges
	Restructuring	/(Gains)		Restructuring	/(Gains)
	(1)	(2)	Total	(1)	(2)	Total
Severance	$2,801	$—	$2,801	$7,657	$—	$7,657
Costs related to inquiry (2c)	—	9,900	9,900	—	13,666	13,666
Other costs	1,119	—	1,119	1,624	—	1,624
Gain on disposal of assets	(188)	—	(188)	(158)	(484)	(642)
Environmental matters (2d)	—	317	317	—	600	600
Other	—	—	—	—	13	13

	3,732	10,217	13,949	9,123	13,795	22,918

Reversal of excess reserves	(90)	—	(90)	(290)	—	(290)

	$3,642	$10,217	$13,859	$8,833	$13,795	$22,628

Cash	$3,642	$10,217	$13,859	$8,803	$13,795	$22,598
Non-cash	—	—	—	30	—	30

	$3,642	$10,217	$13,859	$8,833	$13,795	$22,628

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
(1) Restructuring
     Following the completion of the integration of the Filtration and Separations Group (“FSG”), which was acquired in fiscal year 2002, Company management began a much broader initiative to examine the overall structure of the Company and the manner in which it conducts business activities with the objective of increasing revenue growth and achieving cost reduction. This resulted in a series of restructuring activities, including the realignment of the overall business structure into vertically integrated businesses, which commenced at the end of fiscal year 2004, the Company’s facilities rationalization initiative and European cost reduction initiative (“EuroPall”), which commenced in fiscal year 2006, and the Western Hemisphere cost reduction initiative (“AmeriPall”), which commenced in fiscal year 2007. In fiscal year 2009, the Company commenced the second phase of its European cost reduction initiative (“EuroPall II”). Furthermore, in the second quarter of fiscal year 2009 the Company commenced its plans to reduce its workforce globally in response to current economic conditions.
     Three and Six Months Ended January 31, 2008 and January 31, 2009:
•	The Company continued its cost reduction initiatives as discussed above. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.
     The following table summarizes the activity related to restructuring liabilities that were recorded in the six months ended January 31, 2009 and in fiscal years 2008, 2007 and 2006:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total

2009
Original charge	$7,721	$2,291	$10,012
Utilized	(2,575)	(537)	(3,112)
Other changes (a)	(148)	(19)	(167)

Balance at Jan. 31, 2009	$4,998	$1,735	$6,733

2008
Original charge	$8,814	$3,110	$11,924
Utilized	(8,059)	(2,849)	(10,908)
Other changes (a)	220	6	226

Balance at Jul. 31, 2008	975	267	1,242
Utilized	(369)	(201)	(570)
Reversal of excess reserves (b)	(3)	(4)	(7)
Other changes (a)	(114)	(23)	(137)

Balance at Jan. 31, 2009	$489	$39	$528

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

		Lease
		Termination
		Liabilities &
	Severance	Other	Total

2007
Original charge	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (a)	611	9	620

Balance at Jul. 31, 2007	16,548	757	17,305
Utilized	(13,994)	(727)	(14,721)
Reversal of excess reserves (b)	(297)	(65)	(362)
Other changes (a)	1,281	57	1,338

Balance at Jul. 31, 2008	3,538	22	3,560
Utilized	(1,277)	—	(1,277)
Reversal of excess reserves (b)	(35)	—	(35)
Other changes (a)	(203)	(6)	(209)

Balance at Jan. 31, 2009	$2,023	$16	$2,039

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191

Balance at Jul. 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (b)	(1,385)	(40)	(1,425)
Other changes (a)	126	2	128

Balance at Jul. 31, 2007	2,325	6	2,331
Utilized	(1,414)	(6)	(1,420)
Reversal of excess reserves (b)	(56)	—	(56)
Other changes (a)	(4)	—	(4)

Balance at Jul. 31, 2008	851	—	851
Utilized	(518)	—	(518)
Other changes (a)	—	—	—

Balance at Jan. 31, 2009	$333	$—	$333

(a)	Other changes primarily reflect translation impact.

(b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2008, 2007 and 2006.
(2) Other Charges/(Gains):
(a)	Impairment of assets:
In the three months ended January 31, 2009, the Company recorded a charge of $1,500 for the impairment of capitalized software development costs related to discontinued projects.
In the three months ended October 31, 2008, the Company recorded a charge of $1,977 for the other-than-temporary diminution in value of certain equity and debt investment securities held by its benefits protection trust.

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
(c)	Costs related to inquiry:
In the three and six months ended January 31, 2009, the Company recorded costs of $234 and $820, respectively, primarily comprised of legal and other professional fees related to matters that were under audit committee inquiry.
In the three and six months ended January 31, 2008, the Company recorded costs of $9,900 and $13,666, respectively, primarily comprised of legal and other professional fees related to matters that were under audit committee inquiry.
See Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K for a description of this inquiry.
(d)	Environmental matters:
In the six months ended January 31, 2009, the Company increased its previously established environmental reserves by $1,279, primarily related to environmental matters in Pinellas Park, Florida and Ann Arbor, Michigan. Such costs were partly offset by an insurance settlement of $371 recorded in the three months ended January 31, 2009.
In the three and six months ended January 31, 2008, the Company increased its previously established environmental reserves by $317 and $600, respectively, related to environmental matters in Ann Arbor, Michigan and Pinellas Park, Florida.
NOTE 9 — INCOME TAXES
     The Company’s effective tax rate for the six months ended January 31, 2009 and January 31, 2008 was 31.1% and 33.5%, respectively. For the six months ended January 31, 2009, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the retroactive extension of the federal research credit per the Emergency Economic Stabilization Act of 2008. For the six months ended January 31, 2008, the effective tax rate varied from the U.S. federal statutory rate primarily due to the net impact of foreign operations and a tax charge resulting from new tax legislation in Germany.
     At January 31, 2009 and July 31, 2008, the Company had gross unrecognized tax benefits of $233,073 and $242,287, respectively. During the six month period ended January 31, 2009, the amount of unrecognized tax benefits decreased by $18,039, primarily due to foreign currency translation adjustments, and increased by $8,825 as a result of tax positions taken during the current period, resulting in a net decrease of $9,214.
     If recognized, $147,881 and $152,000 of the net unrecognized tax benefits would have reduced the effective tax rate at January 31, 2009 and July 31, 2008, respectively. The reduction in net unrecognized tax benefits was primarily due to foreign currency translation adjustments.
     Based on recent discussions with various tax authorities, the Company believes it is reasonably possible that the gross amount of unrecognized tax benefits will decrease by approximately $96,338 within the next twelve months. As a result, in the quarter ended October 31, 2008, the Company reclassified $92,558 from non-current income tax liabilities to current tax liabilities and $65,985 of non-current prepaid income tax included as a component of other non-current assets as of July 31, 2008 to other current assets as this amount could be utilized in the resolution of the unrecognized tax benefits.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 10 — COMPONENTS OF NET PERIODIC PENSION COST
     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan. 31, 2009	Jan. 31, 2008	Jan. 31, 2009	Jan. 31, 2008	Jan. 31, 2009	Jan. 31, 2008

Service cost	$2,033	$2,000	$1,239	$1,045	$3,272	$3,045
Interest cost	3,107	2,893	3,901	4,809	7,008	7,702
Expected return on plan assets	(2,114)	(2,190)	(3,193)	(4,011)	(5,307)	(6,201)
Amortization of prior service cost	385	276	63	84	448	360
Recognized actuarial loss	264	467	283	1,110	547	1,577
Loss due to curtailments and settlements	—	—	—	4	—	4

Net periodic benefit cost	$3,675	$3,446	$2,293	$3,041	$5,968	$6,487

	Six Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan. 31, 2009	Jan. 31, 2008	Jan. 31, 2009	Jan. 31, 2008	Jan. 31, 2009	Jan. 31, 2008

Service cost	$4,066	$4,000	$2,477	$1,961	$6,543	$5,961
Interest cost	6,214	5,786	8,464	9,513	14,678	15,299
Expected return on plan assets	(4,228)	(4,380)	(7,040)	(7,968)	(11,268)	(12,348)
Amortization of prior service cost	770	552	115	164	885	716
Recognized actuarial loss	528	934	631	2,200	1,159	3,134
Loss due to curtailments and settlements	—	—	—	7	—	7

Net periodic benefit cost	$7,350	$6,892	$4,647	$5,877	$11,997	$12,769

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
     The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and six months ended January 31, 2009 and January 31, 2008 are reflected in the table below.

	Three Months Ended		Six Months Ended
	Jan. 31, 2009	Jan. 31, 2008	Jan. 31, 2009	Jan. 31, 2008
Stock options	$1,172	$846	$2,187	$1,474
Restricted stock units	3,359	2,155	5,660	3,626
ESPP	1,248	1,056	2,272	1,875
MSPP	1,114	598	1,971	1,118

Total	$6,893	$4,655	$12,090	$8,093

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The following table illustrates the income tax effects related to stock-based compensation.

	Three Months Ended		Six Months Ended
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2009	2008	2009	2008
Excess tax benefit in cash flows from financing activities	$240	$206	$689	$760
Tax benefit recognized related to total stock-based compensation expense	2,163	1,368	3,573	2,261
Actual tax benefit realized for tax deductions from option exercises of stock-based payment arrangements	389	630	1,697	1,927
Stock Options and ESPP
     A summary of option activity for all stock option plans during the six months ended January 31, 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
Stock Options	Shares	Price	(in years)	Value
Outstanding at August 1, 2008	3,357	$28.15
Granted	—	—
Exercised	(62)	22.82
Forfeited or Expired	(3)	37.95

Outstanding at October 31, 2008	3,292	28.24	4.5	$8,641

Granted	545	26.15
Exercised	(11)	18.99
Forfeited or Expired	(4)	30.20

Outstanding at January 31, 2009	3,822	$27.96	4.6	$8,064

Expected to vest at January 31, 2009	1,685	$32.89	5.9	$25

Exercisable at January 31, 2009	2,103	$23.83	3.3	$8,038

     As of January 31, 2009, there was $11,127 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years. The total intrinsic value of options exercised during the three and six months ended January 31, 2009 was $72 and $1,147, respectively. The total intrinsic value of options exercised during the three and six months ended January 31, 2008 was $19 and $412, respectively.
     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. A total of 244 shares and 200 shares were issued under the ESPP during the semi-annual stock purchase periods ended October 31, 2008 and October 31, 2007, respectively. Shares for the current semi-annual stock purchase period will be purchased on April 30, 2009.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The following weighted average assumptions were used in estimating the fair value of stock options granted during the three and six months ended January 31, 2009 and January 31, 2008:

	Three Months Ended		Six Months Ended
	Jan. 31, 2009	Jan. 31, 2008	Jan. 31, 2009	Jan. 31, 2008
Stock Options
Weighted average fair value at grant date	$6.37	$9.13	$6.37	$9.20
Valuation assumptions:
Expected dividend yield	1.8%	1.7%	1.8%	1.7%
Expected volatility	31.0%	25.5%	31.0%	25.5%
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	1.6%	3.2%	1.6%	3.3%

ESPP
Weighted average fair value at grant date	$7.67	$10.13	$7.67	$10.13
Valuation assumptions:
Expected dividend yield	1.4%	1.2%	1.4%	1.2%
Expected volatility	50.3%	37.1%	50.3%	37.1%
Expected life (years)	1/2 year	1/2 year	1/2 year	1/2 year
Risk-free interest rate	1.1%	4.0%	1.1%	4.0%
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
MSPP
     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over a four year period for matches made thereafter. Such restricted units aggregated 984 and 804 as of January 31, 2009 and January 31, 2008, respectively. As of January 31, 2009, there was $8,667 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 3.0 years.
     The following is a summary of MSPP activity during the three and six months ended January 31, 2009 and January 31, 2008:

	Three Months Ended		Six Months Ended
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2009	2008	2009	2008
Deferred compensation and cash contributions	$516	$445	$4,757	$3,089
Fair value of restricted stock units vested	$943	$271	$1,612	$1,022
Vested units distributed	70	50	142	140

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
RSUs
     A summary of restricted stock unit activity, related to employees, for the Pall Corporation 2005 Stock Compensation Plan (“2005 Stock Plan”) during the six months ended January 31, 2009, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at August 1, 2008	1,025	$34.80
Granted	1	34.85
Vested	(13)	31.81
Forfeited	(6)	33.09

Nonvested at October 31, 2008	1,007	34.85
Granted	128	26.16
Vested	(46)	27.00
Forfeited	(4)	34.48

Nonvested at January 31, 2009	1,085	$34.16

     As of January 31, 2009, there was $22,226 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 2.9 years.
     Non-employee directors of the Company were granted in the aggregate 44 annual award units of restricted stock during the three and six months ended January 31, 2009, with a weighted-average fair market value of $27.98 per share.
     The Company uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.
NOTE 12 — EARNINGS PER SHARE
     The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and units aggregating 732 and 662 shares were not included in the computation of diluted shares for the three months ended January 31, 2009 and January 31, 2008, respectively, because their effect would have been antidilutive. For the six months ended January 31, 2009 and January 31, 2008, 549 and 673 antidilutive shares, respectively, were excluded. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Six Months Ended
	Jan. 31, 2009	Jan. 31, 2008	Jan. 31, 2009	Jan. 31, 2008
Basic shares outstanding	118,428	123,372	118,931	123,256
Effect of stock plans	785	1,200	990	1,193

Diluted shares outstanding	119,213	124,572	119,921	124,449

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 13 — COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	Jan. 31, 2009	Jan. 31, 2008	Jan. 31, 2009	Jan. 31, 2008
Net earnings	$38,871	$47,988	$81,958	$84,090

Unrealized translation adjustment	(25,456)	(1,564)	(128,271)	21,812
Income taxes	3,080	1,464	(4,615)	3,903

Unrealized translation adjustment, net	(22,376)	(100)	(132,886)	25,715

Change in unrealized investment gains (losses)	1,235	(361)	(1,069)	1,680
Income taxes	—	130	122	(590)

Change in unrealized investment gains (losses), net	1,235	(231)	(947)	1,090

Unrealized losses on derivatives	(9)	(317)	(438)	(870)
Income taxes	3	135	153	287

Unrealized losses on derivatives, net	(6)	(182)	(285)	(583)

Total comprehensive income (loss)	$17,724	$47,475	$(52,160)	$110,312

     Unrealized investment gains/(losses) on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended		Six Months Ended
	Jan. 31, 2009	Jan. 31, 2008	Jan. 31, 2009	Jan. 31, 2008
Unrealized gains (losses) arising during the period	$1,235	$(361)	$(2,909)	$1,680
Income taxes	—	130	122	(590)

Net unrealized gains (losses) arising during the period	1,235	(231)	(2,787)	1,090
Reclassification adjustment for losses included in net earnings	—	—	1,840	—

Change in unrealized investment gains (losses), net	$1,235	$(231)	$(947)	$1,090

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
     The following table presents sales and operating profit by segment reconciled to earnings before income taxes, for the three and six months ended January 31, 2009 and January 31, 2008.

	Three Months Ended		Six Months Ended
	Jan. 31, 2009	Jan. 31, 2008	Jan. 31, 2009	Jan. 31, 2008
SALES:
Life Sciences	$225,022	$244,480	$445,351	$459,094
Industrial	318,274	381,267	675,967	727,660

Total	$543,296	$625,747	$1,121,318	$1,186,754

OPERATING PROFIT:
Life Sciences	$48,602	$48,153	$90,470	$87,936
Industrial	35,882	55,443	90,988	100,520

Total operating profit	84,484	103,596	181,458	188,456
General corporate expenses	12,638	12,257	29,660	23,683

Earnings before ROTC, interest expense, net and income taxes	71,846	91,339	151,798	164,773
ROTC	8,747	13,859	16,922	22,628
Interest expense, net	6,553	8,063	15,979	15,784

Earnings before income taxes	$56,546	$69,417	$118,897	$126,361

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
     The matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements regarding future performance, earnings projections, earnings guidance, management’s expectations about its future cash needs and effective tax rate, and other future events or developments are forward-looking statements. Forward-looking statements are those that use terms such as “anticipate”, “should”, “believe”, “estimate”, “expect”, “intend”, “plan”, “predict”, “potential” or similar expressions about matters that are not historical facts. Forward-looking statements contained in this and other written and oral reports are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in the 2008 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including the impact of the current global recessionary environment and its likely depth and duration, the current credit market crisis, volatility in currency and energy costs and other macro economic challenges currently affecting the Company, our customers (including their cash flow and payment practices) and vendors, and the effectiveness of our initiatives to mitigate the impact of the current environment. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them.
Results of Operations
Review of Consolidated Results
     Sales in the quarter decreased 13.2% to $543,296 from $625,747 in the second quarter of fiscal year 2008. For the first six months of fiscal year 2009, sales decreased 5.5% compared to the same period of fiscal year 2008. Exchange rates reduced reported sales by $38,013 and $45,013 in the quarter and six months, respectively, primarily due to the strengthening of the U.S. dollar against the Euro, the British Pound and several Asian currencies, partly offset by the weakening of the U.S. dollar against the Japanese Yen. In local currency (i.e., had exchange rates not changed year over year), sales decreased 7.1% and 1.7% in the quarter and first six months, respectively. Increased pricing achieved in both the Life Sciences and Industrial segments contributed $7,134 and $10,607 to overall sales in the quarter and first six months, respectively. In the first quarter, the Company launched its Pricing Excellence initiative that is focused on optimizing prices and product margins by better defining the value equation to the benefit of the Company and its customers.
     Life Sciences segment sales decreased 1.5% (in local currency) in the quarter, attributable to a decline in the Medical market. Sales in the BioPharmaceuticals market were flat. Life Sciences segment sales in the first six months increased 1.1% (in local currency), attributable to growth in the BioPharmaceuticals market partly offset by a decline in the Medical market. Industrial segment sales in the quarter decreased 10.7% (in local currency) reflecting a decline in the Energy, Water & Process Technologies (“EWPT”) and Microelectronics markets. The Aerospace & Transportation market was up slightly in the quarter. Industrial segment sales in the first six months decreased 3.5% (in local currency) reflecting a decline in the Microelectronics market partly offset by growth in the Aerospace & Transportation market. Sales in the EWPT market were flat in the first six months. Overall systems sales decreased 4% in the quarter as growth in the EWPT market was more than offset by declines in the BioPharmaceuticals, Aerospace & Transportation and Microelectronics markets. For the first six months, overall systems sales were flat as growth in the EWPT market was offset by declines in the BioPharmaceuticals, Aerospace & Transportation and Microelectronics markets. Systems sales represented 12.5% of total sales in the quarter, on par with the second quarter of fiscal year 2008. Systems sales in the first six months represented 11.4% of total sales compared to 11.5% in the first six months of fiscal year 2008. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

     Gross margin, as a percentage of sales, was 47.2% in the quarter compared to 46.1% in the second quarter of fiscal year 2008. For the first six months, gross margin, as a percentage of sales, was 47.8% compared to 46.3% in the first six months of fiscal year 2008. Improved pricing in both segments contributed approximately 70 and 50 basis points in margin in the quarter and first six months, respectively. The improvement in gross margin in the quarter and first six months also reflects the effects of the ongoing cost reduction and lean manufacturing initiatives. For a detailed discussion of gross margin by segment, refer to the section “Review of Operating Segments” below.
     Selling, general and administrative (“SG&A”) expenses in the quarter decreased by $11,761, or about 6.5% (flat in local currency). As a percentage of sales, SG&A expenses were 30.8% compared to 28.6% in the second quarter of fiscal year 2008. The increase in SG&A as a percentage of sales primarily reflects the impact of decreased sales quarter over quarter. For the first six months, SG&A expenses decreased by $2,242 (an increase of approximately 3% in local currency). As a percentage of sales, SG&A expenses were 31% compared to 29.5% in the first six months of fiscal year 2008. The increase in SG&A as a percentage of sales primarily reflects the impact of decreased sales period over period, increased selling and marketing personnel-related costs as well as consulting costs, mainly related to the Company’s Pricing Excellence initiative, partly offset by the impact of the Company’s cost reduction initiatives. In fiscal year 2007, the Company launched the equivalent of its European cost reduction initiative (“EuroPall”) in the Western Hemisphere (“AmeriPall”). The majority of the savings related to AmeriPall are expected to have an impact later in fiscal year 2009 and beyond. In fiscal year 2009, the Company also began implementing the second phase of EuroPall (“EuroPall II”). Furthermore, in the second quarter of fiscal year 2009, the Company commenced plans to reduce its workforce globally in response to current economic conditions. Expected savings related to these workforce reduction plans will be realized in the second half of fiscal year 2009.
     Research and development (“R&D”) expenses were $17,419 in the quarter compared to $18,092 in the second quarter of fiscal year 2008, a decrease of about 4% (an increase of approximately 1% in local currency). As a percentage of sales, R&D expenses were 3.2% compared to 2.9% in the second quarter of fiscal year 2008. For the first six months, R&D expenses were $36,352 compared to $34,987 in the first six months of fiscal year 2008, up about 4% (approximately 7% in local currency). As a percentage of sales, R&D expenses were 3.2% compared to 2.9% in the first six months of fiscal year 2008.
     In the second quarter of fiscal year 2009, the Company recorded restructuring and other charges (“ROTC”) of $8,747. ROTC in the quarter was primarily comprised of severance and other costs related to the Company’s on-going cost reduction initiatives of $7,384 and a charge of $1,500 for the impairment of capitalized software development costs related to discontinued projects. Additionally, ROTC includes legal fees of $234 related to matters that were under inquiry by the audit committee (see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”)). Such charges were partly offset by an insurance settlement of $371 related to an environmental matter. In the first six months of fiscal year 2009, the Company recorded ROTC of $16,922, which was primarily comprised of severance and other costs related to the Company’s on-going cost reduction initiatives of $9,974, a charge of $1,743 to write-off in-process R&D acquired in the acquisition of GeneSystems, SA (refer to Note 3, Acquisitions, for further discussion of purchase accounting), a charge of $1,977 for the other-than-temporary diminution in value of certain equity and debt investment securities held by its benefits protection trust, a charge of $1,500 for the impairment of capitalized software, and increases to previously established environmental reserves of $1,279. Additionally, ROTC includes legal fees of $820 related to matters that were under inquiry by the audit committee, as discussed above. Such charges were partly offset by an insurance settlement of $371 related to an environmental matter.
     In the second quarter of fiscal year 2008, the Company recorded ROTC of $13,859. ROTC in the quarter was primarily comprised of legal and other professional fees related to matters that were under inquiry by the audit committee (see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s 2007 Form 10-K”). Additionally, ROTC includes severance liabilities and other costs related to the Company’s on-going cost reduction initiatives as well as an increase to a previously established environmental reserve. Such charges were partly offset by the reversal of excess restructuring reserves previously recorded in the consolidated statements of earnings in fiscal years 2005, 2006 and 2007. In the first six months of fiscal year 2008, the Company recorded ROTC of $22,628. ROTC in the six months was primarily comprised of legal and other professional fees related to matters under inquiry by the audit committee, as discussed above. Additionally, ROTC in the six months includes severance liabilities and other costs related to the Company’s on-going cost reduction initiatives as well as an increase to a previously established environmental reserve. Such charges were partly offset by the reversal of excess restructuring reserves previously recorded in the consolidated statements of earnings in fiscal years 2005, 2006 and 2007.

     The details of ROTC for the three and six months ended January 31, 2009 and January 31, 2008 can be found in Note 8, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.
     The following table summarizes the activity related to restructuring liabilities that were recorded in the six months ended January 31, 2009 and in fiscal years 2008, 2007 and 2006:
     The following table summarizes the activity related to restructuring liabilities that were recorded in the six months ended January 31, 2009 and in fiscal years 2008, 2007 and 2006:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total

2009
Original charge	$7,721	$2,291	$10,012
Utilized	(2,575)	(537)	(3,112)
Other changes (a)	(148)	(19)	(167)

Balance at Jan. 31, 2009	$4,998	$1,735	$6,733

2008
Original charge	$8,814	$3,110	$11,924
Utilized	(8,059)	(2,849)	(10,908)
Other changes (a)	220	6	226

Balance at Jul. 31, 2008	975	267	1,242
Utilized	(369)	(201)	(570)
Reversal of excess reserves (b)	(3)	(4)	(7)
Other changes (a)	(114)	(23)	(137)

Balance at Jan. 31, 2009	$489	$39	$528

		Lease
		Termination
		Liabilities &
	Severance	Other	Total

2007
Original charge	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (a)	611	9	620

Balance at Jul. 31, 2007	16,548	757	17,305
Utilized	(13,994)	(727)	(14,721)
Reversal of excess reserves (b)	(297)	(65)	(362)
Other changes (a)	1,281	57	1,338

Balance at Jul. 31, 2008	3,538	22	3,560
Utilized	(1,277)	—	(1,277)
Reversal of excess reserves (b)	(35)	—	(35)
Other changes (a)	(203)	(6)	(209)

Balance at Jan. 31, 2009	$2,023	$16	$2,039

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191

Balance at Jul. 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (b)	(1,385)	(40)	(1,425)
Other changes (a)	126	2	128

Balance at Jul. 31, 2007	2,325	6	2,331
Utilized	(1,414)	(6)	(1,420)
Reversal of excess reserves (b)	(56)	—	(56)
Other changes (a)	(4)	—	(4)

Balance at Jul. 31, 2008	851	—	851
Utilized	(518)	—	(518)
Other changes (a)	—	—	—

Balance at Jan. 31, 2009	$333	$—	$333

(a)	Other changes primarily reflect translation impact.

(b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2008, 2007 and 2006.
     Earnings before interest and income taxes (“EBIT”) were $63,099 in the quarter compared to $77,480 in the second quarter of fiscal year 2008, reflecting the factors discussed above. As a percentage of sales, EBIT was 11.6% compared to 12.4% in the second quarter of fiscal year 2008. EBIT were $134,876 in the first six months compared to $142,145 in the first six months of fiscal year 2008, reflecting the factors discussed above. As a percentage of sales, EBIT was 12%, on par with the first six months of fiscal year 2008.
     Net interest expense in the quarter decreased to $6,553 from $8,063 in the second quarter of fiscal year 2008. The reduction in net interest expense was primarily attributable to a decrease in interest expense, which was related to lower interest rates in the United States, and a reduced level of debt due to the repayment of higher interest bearing European debt. A decrease in interest income related to reduced cash balances and lower returns compared to the same period last year partly offset the above. For the first six months, net interest expense increased slightly to $15,979 from $15,784 in the first six months of fiscal year 2008 as a reduction in interest income was partially offset by a decrease in interest expense.
     In the second quarter of fiscal year 2009, the Company’s effective tax rate was 31.3% as compared to 30.9% in the second quarter of fiscal year 2008. For the first six months of fiscal year 2009, the Company’s effective tax rate was 31.1% as compared to 33.5% in the same period of fiscal year 2008. For the three months ended January 31, 2009 and 2008, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations. For the six months ended January 31, 2009, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the retroactive extension of the federal research credit per the Emergency Economic Stabilization Act of 2008. For the six months ended January 31, 2008, the effective tax rate varied from the U.S. federal statutory rate primarily due to the net impact of foreign operations and a tax charge resulting from new tax legislation in Germany. The Company expects its effective tax rate to be 31.3% for the full fiscal year 2009, exclusive of the impact of discrete items in future periods. The actual effective tax rate for the full fiscal year 2009 may differ materially based on several factors including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as nonrecurring factors.

     Net earnings in the quarter were $38,871, or 33 cents per share, compared with net earnings of $47,988, or 39 cents per share in the second quarter of fiscal year 2008. In summary, the decline in net earnings dollars in the quarter reflects the decrease in EBIT and an increase in the effective tax rate partly offset by a decline in net interest expense. The decline in earnings per share in the quarter reflects the decrease in net earnings partly offset by the impact of reduced shares outstanding due to stock buybacks. Net earnings in the first six months were $81,958, or 68 cents per share, compared with net earnings of $84,090, or 68 cents per share in the first six months of fiscal year 2008. In summary, the decline in net earnings dollars in the first six months primarily reflects the decrease in EBIT partly offset by a decrease in the effective tax rate. Earnings per share in the first six months was flat compared to last year as a decrease in net earnings was offset by the impact of reduced shares outstanding due to stock buybacks. Company management estimates that foreign currency translation reduced net earnings by 3 cents per share in both the quarter and first six months. The acquisition of GeneSystems was dilutive to earnings by 1 cent and 3 cents per share in the quarter and first six months, respectively.
Review of Operating Segments
     The following table presents sales and operating profit by segment, reconciled to earnings before income taxes, for the three and six months ended January 31, 2009 and January 31, 2008.

		%		%	%
Three Months Ended	Jan. 31, 2009	Margin	Jan. 31, 2008	Margin	Change
SALES:
Life Sciences	$225,022		$244,480		(8.0)
Industrial	318,274		381,267		(16.5)

Total	$543,296		$625,747		(13.2)

OPERATING PROFIT:
Life Sciences	$48,602	21.6	$48,153	19.7	0.9
Industrial	35,882	11.3	55,443	14.5	(35.3)

Total operating profit	84,484	15.6	103,596	16.6	(18.4)
General corporate expenses	12,638		12,257		3.1

Earnings before ROTC, interest expense, net and income taxes	71,846	13.2	91,339	14.6	(21.3)
ROTC	8,747		13,859
Interest expense, net	6,553		8,063

Earnings before income taxes	$56,546		$69,417

		%		%	%
Six Months Ended	Jan. 31, 2009	Margin	Jan. 31, 2008	Margin	Change
SALES:
Life Sciences	$445,351		$459,094		(3.0)
Industrial	675,967		727,660		(7.1)

Total	$1,121,318		$1,186,754		(5.5)

OPERATING PROFIT:
Life Sciences	$90,470	20.3	$87,936	19.2	2.9
Industrial	90,988	13.5	100,520	13.8	(9.5)

Total operating profit	181,458	16.2	188,456	15.9	(3.7)
General corporate expenses	29,660		23,683		25.2

Earnings before ROTC, interest expense, net and income taxes	151,798	13.5	164,773	13.9	(7.9)
ROTC	16,922		22,628
Interest expense, net	15,979		15,784

Earnings before income taxes	$118,897		$126,361

 Life Sciences:
     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the three and six months ended January 31, 2009 and January 31, 2008:

Three Months Ended	Jan. 31, 2009	% of Sales	Jan. 31, 2008	% of Sales
Sales	$225,022		$244,480
Cost of sales	109,720	48.8	123,137	50.4

Gross margin	115,302	51.2	121,343	49.6
SG&A	57,086	25.4	62,982	25.8
Research and development	9,614	4.2	10,208	4.2

Operating profit	$48,602	21.6	$48,153	19.7

Six Months Ended	Jan. 31, 2009	% of Sales	Jan. 31, 2008	% of Sales
Sales	$445,351		$459,094
Cost of sales	215,530	48.4	226,603	49.4

Gross margin	229,821	51.6	232,491	50.6
SG&A	119,470	26.8	124,729	27.2
Research and development	19,881	4.5	19,826	4.3

Operating profit	$90,470	20.3	$87,936	19.2

     The tables below present sales by market and geography within the Life Sciences segment for the three and six months ended January 31, 2009 and January 31, 2008, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
Three Months Ended	Jan. 31, 2009	Jan. 31, 2008	Change	Impact	Currency

By Market
Medical (a)	$96,887	$106,432	(9.0)	$(5,948)	(3.4)
BioPharmaceuticals (a)	128,135	138,048	(7.2)	(9,843)	(0.1)

Total Life Sciences	$225,022	$244,480	(8.0)	$(15,791)	(1.5)

By Geography
Western Hemisphere	$84,867	$95,897	(11.5)	$(705)	(10.8)
Europe	107,676	117,471	(8.3)	(15,163)	4.6
Asia	32,479	31,112	4.4	77	4.1

Total Life Sciences	$225,022	$244,480	(8.0)	$(15,791)	(1.5)

(a)	The BioPharmaceuticals market includes the Laboratory market previously reported in Medical. Prior year amounts conform to the current classification.

					%
				Exchange	Change in
			%	Rate	Local
Six Months Ended	Jan. 31, 2009	Jan. 31, 2008	Change	Impact	Currency

By Market
Medical (a)	$189,293	$200,674	(5.7)	$(6,906)	(2.2)
BioPharmaceuticals (a)	256,058	258,420	(0.9)	(12,059)	3.8

Total Life Sciences	$445,351	$459,094	(3.0)	$(18,965)	1.1

By Geography
Western Hemisphere	$166,183	$182,899	(9.1)	$(966)	(8.6)
Europe	217,134	218,493	(0.6)	(18,246)	7.7
Asia	62,034	57,702	7.5	247	7.1

Total Life Sciences	$445,351	$459,094	(3.0)	$(18,965)	1.1

(a)	The BioPharmaceuticals market includes the Laboratory market previously reported in Medical. Prior year amounts conform to the current classification.
     Life Sciences segment sales decreased 1.5% in the quarter compared to the second quarter of fiscal year 2008 and increased 1.1% in the first six months compared to the first six months of fiscal year 2008. Increased pricing (driven by the Biopharmaceuticals market) contributed $3,057 and $4,888 to overall sales in the quarter and first six months, respectively. Life Sciences represented approximately 41% and 40% of total sales in the quarter and first six months, respectively, compared to 39% in both the second quarter and first six months of fiscal year 2008.
     Within Life Sciences, Medical market sales, which now excludes the Laboratory market and represented approximately 43% of Life Sciences sales, decreased 3.4% in the quarter. This decline was attributable to a decrease in Blood Filtration (-9.9%), the largest market served by Medical, partly tempered by sales growth in the Original Equipment Manufacturer (“OEM”) (+5.2%) market. Sales in the Hospital market were flat as increased sales in the Western Hemisphere were offset by a decrease in sales in Asia. For the first six months, Medical market sales decreased 2.2% from the comparable period in fiscal year 2008. The decline in Medical sales for the first six months was attributable to a decrease in Blood Filtration (-9.3%), partly mitigated by sales growth in the OEM (+6.3%) and Hospital (+3.2%) markets. The decline in the Blood Filtration market for the quarter and first six months primarily relates to decreased volume to several large customers in the Western Hemisphere and decreased volume in several countries in Europe. The growth in OEM sales in both periods was primarily driven by strong sales across Europe. The growth in Hospital sales in the quarter and first six months in the Western Hemisphere was primarily driven by increased Aquasafe filter sales related to a Legionella outbreak in the United States and increased breathing and IV filter sales as a result of seasonal influenza.
     Sales in the quarter in the BioPharmaceuticals market, which now includes the Laboratory market previously reported in Medical, were flat compared to the second quarter of fiscal year 2008. By geography, growth in Europe (+4%), the Company’s largest geographic BioPharmaceuticals market, and in Asia (+8.7%), was offset by a decline in the Western Hemisphere (-11.9%). Within BioPharmaceuticals, growth in the Laboratory market of 10.1% was offset by a decline in the Pharmaceuticals market (formerly named BioPharmaceuticals market) of 1.7%. The growth in Laboratory sales was driven by double-digit growth in Europe and Asia. Sales in the Western Hemisphere were up slightly, reflecting signs of a slowdown in the United States. related to the economy. In Europe, growth was driven by strong sales in Germany and France as well as expansion into Eastern European countries. Key products driving growth in Europe are life sciences research products as well as products for analytical sample preparation. In Asia, growth was strongest in China and India, reflecting the results of the Company’s investments in the region to take advantage of expanding market opportunities. The decline in Pharmaceuticals sales reflects a decrease of systems sales of 25.5% partly offset by growth in consumables sales of 2.7%. The decrease in systems sales was related to a slowdown in the Western Hemisphere combined with the impact of strong sales in the second quarter of fiscal year 2008. Growth in Europe related to ongoing investment in new manufacturing capacity for biological drugs partly mitigated the impact. The growth in consumables sales reflects increases in Europe and Asia partly offset by a decline in the Western Hemisphere. Key drivers of consumables growth are the Company’s virus removal filters for plasma derived therapeutics and vaccines. Increased adoption of the Company’s single-use processing technologies by customers is also driving growth.

     For the first six months, sales in the BioPharmaceuticals market increased 3.8% compared to the first six months of fiscal year 2008. By geography, growth in Europe (+7.1%) and in Asia (+9.2%) was partly offset by a decline in the Western Hemisphere (-5.2%). Within BioPharmaceuticals, sales in the Laboratory market grew 18.3% while sales in the Pharmaceuticals market grew 1.5%. The growth in Laboratory sales for the first six months reflects strong growth in all geographies. The growth in Europe and Asia reflect the same factors evident in the quarter. In the Western Hemisphere, sales growth was strong in the first quarter, however, in the second quarter sales began to slow as discussed above. The growth in Pharmaceuticals sales for the first six months reflects growth in consumables sales of 3.2% partly offset by a decrease of systems sales of 9.9%. The growth in consumables sales was driven by Europe and Asia, reflecting the same factors evident in the quarter. Consumables sales in the Western Hemisphere were flat. The decrease in systems sales was related to a slowdown in the Western Hemisphere partly offset by growth in Europe as discussed above.
     Life Sciences gross margins increased 160 basis points to 51.2% from 49.6% in the second quarter of fiscal year 2008. The improvement in gross margins was principally driven by improved pricing that contributed approximately 70 basis points in margin and a shift in product mix to a lower percentage of systems sales (about 5.4% of total Life Sciences sales compared to 7.3% in the second quarter of fiscal year 2008), partly offset by the impact of inflation on manufacturing costs. For the first six months, Life Sciences gross margins increased 100 basis points to 51.6% from 50.6% in the first six months of fiscal year 2008. The improvement in gross margins was principally driven by improved pricing that contributed approximately 50 basis points in margin and a shift in product mix to a lower percentage of systems sales (about 5.6% of total Life Sciences sales compared to 6.4% in the first six months of fiscal year 2008), partly offset by the impact of inflation on manufacturing costs.
     SG&A expenses decreased by $5,896, or about 9% (about 2 1/2% in local currency), compared to the second quarter of fiscal year 2008. The decrease in SG&A reflects a reduction in selling costs and the impact of the Company’s cost reduction initiatives. SG&A as a percentage of sales decreased to 25.4% from 25.8% in the second quarter of fiscal year 2008. The improvement in SG&A as a percentage of sales reflects the impact of the Company’s cost reduction initiatives. For the first six months, SG&A expenses decreased by $5,259, or about 4% (flat in local currency), compared to the first six months of fiscal year 2008. SG&A as a percentage of sales for the first six months decreased to 26.8% from 27.2% in the same period last year also reflecting cost reduction initiatives.
     R&D expenses were $9,614 compared to $10,208 in the second quarter of fiscal year 2008, a decrease of about 6% (an increase of 2% in local currency). As a percentage of sales, R&D expenses were 4.3% compared to 4.2% in the second quarter of fiscal year 2008. For the first six months, R&D expenses were $19,881 compared to $19,826 in the first six months of fiscal year 2008 (6% increase in local currency). As a percentage of sales, R&D expenses were 4.5% compared to 4.3% in the first six months of fiscal year 2008. Increased spending in the quarter and first six months primarily reflects investments in the BioPharmaceuticals market, including spending at GeneSystems, which was acquired on September 2, 2008.
     Operating profit dollars in the quarter increased about 1% to $48,602 and operating margin improved to 21.6% from 19.7% in the second quarter of fiscal year 2008 despite the decrease in revenues, largely due to the significant improvement in gross margin as well as the other factors discussed above. For the first six months, operating profit dollars increased about 3% to $90,470 and operating margin improved to 20.3% from 19.2% in the first six months of fiscal year 2008, reflecting the factors discussed above.
     Industrial:
     Presented below are summary Statements of Operating Profit for the Industrial segment for the three and six months ended January 31, 2009 and January 31, 2008.

		% of		% of
Three Months Ended	Jan. 31, 2009	Sales	Jan. 31, 2008	Sales
Sales	$318,274		$381,267
Cost of sales	177,227	55.7	214,334	56.2

Gross margin	141,047	44.3	166,933	43.8
SG&A	97,360	30.6	103,606	27.2
R&D	7,805	2.4	7,884	2.1

Operating profit	$35,882	11.3	$55,443	14.5

		% of		% of
Six Months Ended	Jan. 31, 2009	Sales	Jan. 31, 2008	Sales
Sales	$675,967		$727,660
Cost of sales	370,048	54.7	410,559	56.4

Gross margin	305,919	45.3	317,101	43.6
SG&A	198,460	29.4	201,420	27.7
R&D	16,471	2.4	15,161	2.1

Operating profit	$90,988	13.5	$100,520	13.8

     The tables below present sales by market and geography within the Industrial segment for the three and six months ended January 31, 2009 and January 31, 2008, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change
			%	Rate	in Local
Three Months Ended	Jan. 31, 2009	Jan. 31, 2008	Change	Impact	Currency

By Market
Energy, Water & Process Technologies (a)	$201,332	$232,005	(13.2)	$(16,141)	(6.3)
Aerospace & Transportation	66,388	71,013	(6.5)	(5,536)	1.3
Microelectronics	50,554	78,249	(35.4)	(545)	(34.7)

Total Industrial	$318,274	$381,267	(16.5)	$(22,222)	(10.7)

By Geography
Western Hemisphere	$100,065	$98,976	1.1	$(1,904)	3.0
Europe	117,423	149,309	(21.4)	(18,219)	(9.2)
Asia	100,786	132,982	(24.2)	(2,099)	(22.6)

Total Industrial	$318,274	$381,267	(16.5)	$(22,222)	(10.7)

(a)	Formerly General Industrial.

					%
				Exchange	Change
			%	Rate	in Local
Six Months Ended	Jan. 31, 2009	Jan. 31, 2008	Change	Impact	Currency

By Market
Energy, Water & Process Technologies (a)	$418,931	$440,694	(4.9)	$(19,135)	(0.6)
Aerospace & Transportation	139,083	137,272	1.3	(7,088)	6.5
Microelectronics	117,953	149,694	(21.2)	175	(21.3)

Total Industrial	$675,967	$727,660	(7.1)	$(26,048)	(3.5)

By Geography
Western Hemisphere	$201,964	$195,909	3.1	$(2,827)	4.5
Europe	249,520	281,768	(11.4)	(21,572)	(3.8)
Asia	224,483	249,983	(10.2)	(1,649)	(9.5)

Total Industrial	$675,967	$727,660	(7.1)	$(26,048)	(3.5)

(a)	Formerly General Industrial.

     Industrial segment sales in the quarter decreased 10.7% from the second quarter of fiscal year 2008, as growth in the Aerospace & Transportation market was offset by declines in the EWPT and Microelectronics markets. For the first six months, Industrial segment sales decreased 3.5% over the same period of fiscal year 2008 as growth in the Aerospace & Transportation market was offset by a decrease in the Microelectronics market. Sales in the EWPT market, the Company’s largest Industrial market, were flat for the first six months. Increased pricing (largely driven by the EWPT and Aerospace & Transportation markets) contributed $4,077 and $5,719 to overall sales in the quarter and first six months, respectively. Industrial systems sales increased 2.4% in the quarter compared to the second quarter of fiscal year 2008. The Food & Beverage, Energy and Municipal Water markets reported within EWPT were the key contributors to the growth in systems sales in the quarter. Industrial consumables sales decreased 13.4%, reflecting declines in all markets with the exception of Military within the Aerospace & Transportation market. For the first six months, Industrial systems sales increased 3.4% compared to the first six months of fiscal year 2008. The Food & Beverage and Municipal Water markets reported within EWPT were the key contributors to the growth in systems sales in the period. Industrial consumables sales decreased 5.1%, reflecting declines in all markets with the exception of Energy, within the EWPT market, and Military, within the Aerospace & Transportation market. Industrial represented approximately 59% and 60% of total sales in the quarter and first six months, respectively, compared to 61% in both the second quarter and first six months of fiscal year 2008.
     EWPT market sales, which account for about 60% of the Industrial segment, decreased 6.3%, with sales in all markets down compared to the second quarter of fiscal year 2008, with the exception of Municipal Water which was flat. The largest decline was seen in the Industrial Manufacturing market which is the most susceptible to macroeconomic pressures. For the first six months, EWPT market sales were flat as a decline in the Industrial Manufacturing market offset modest growth in all of the other markets.
     Municipal Water sales were flat compared to the second quarter of fiscal year 2008 as systems growth in the Western Hemisphere, the Company’s largest geographic Municipal Water market, was offset by decreases in Europe and Asia. For the first six months, Municipal Water sales increased 3.6%, driven by growth in the Western Hemisphere partly offset by decreases in Europe and Asia. The sales growth in the Western Hemisphere in the quarter and first six months was primarily attributable to surface water treatment projects driven by government regulations, solutions for which the Company is strategically situated to provide. The decrease in sales in Asia was attributable to timing of systems projects and tough comparables against the same periods last year (which included a large project in Australia). The decline in Europe primarily relates to a slowdown of projects in Eastern Europe due to economic conditions in the region.
     Sales in the energy-related market decreased 1.6% in the quarter, as growth in systems sales were more than offset by a decrease in consumables sales. The increase in systems sales reflects growth in Europe and Asia in the Fuels and Chemicals market partly offset by a decline in the Western Hemisphere (Power Generation and Fuels and Chemicals markets). The decline in consumables sales was mainly attributable to Europe in the Fuels and Chemicals market due to a downturn in the plastics and fine chemicals sectors partly offset by growth in the Power Generation market (all geographies contributing). For the first six months, sales in the energy-related market increased 1.2%, as growth in consumables more than offset the decrease in systems sales. The increase in consumables sales reflects growth in the Power Generation market (all geographies contributing) partly offset by a decline in the Fuels and Chemicals market in Europe primarily due to a downturn in the plastics and fine chemicals sectors as discussed above. The decrease in systems sales was attributable to the Western Hemisphere (Power Generation and Fuels and Chemicals markets) and reflects tough comparables against a strong first six months of fiscal year 2008. Systems sales in Europe and Asia increased in the first six months in both the Power Generation and Fuels and Chemicals markets, partly mitigating the decline in the Western Hemisphere. Market opportunities and growth drivers in the energy-related market continue to be alternative energy projects and investments in power generation infrastructure.
     Food and Beverage sales were flat in the quarter as growth in systems sales of 20.2% (attributable to the Western Hemisphere and Asia) was offset by a decline in consumables of 5.1% (attributable to Europe). Sales in Europe, the Company’s largest geographic Food & Beverage market, were down 11.2%. The decline in Europe reflects decreased sales in Eastern Europe due to poor economic conditions in the region, a slowdown in the fine wine sector and a general slowing in capital projects. In Asia, sales increased 15.7%, attributable to the overall growth in this region in various countries. In the Western Hemisphere, sales increased 33%, reflecting strong systems sales growth, while consumables sales were flat. Food and Beverage sales in the first six months increased 5.5%, reflecting growth in systems sales of 61.2% (all geographies contributing) partly offset by a decline in consumables of 3.4% (attributable to Europe). Sales in Europe were down 3.7% reflecting the factors discussed above. In Asia, sales increased 17.6%, attributable to the overall growth in this region. In the Western Hemisphere, sales increased 38.7%. Growth in both the Western Hemisphere and Asia was driven by strong systems sales growth accompanied by modest growth in consumables. These two regions also benefitted from expanded market share.

     Sales in the Industrial Manufacturing market decreased 23.2% and 12.5% in the quarter and first six months, respectively. All geographies reported decreased sales in the quarter and first six months compared to the prior periods. Sales growth was negatively impacted by the global macroeconomic environment, particularly in the steel, automotive, mining, metals and paper sectors.
     Aerospace & Transportation sales increased 1.3% in the quarter with growth in Military sales of 12.9%, partly offset by decreases in the Commercial Aerospace and Transportation markets of 4.9% and 11.1%, respectively. The growth in Military sales was primarily driven by CH-47 helicopter product shipments to the Army, increased OEM platform builds in the Western Hemisphere and sales growth in spares in Europe (primarily the United Kingdom and France) and Africa (Centrisep project). The decrease in the Commercial portion of this market primarily reflects a decrease in aftermarket sales in the Western Hemisphere and Europe partly related to airlines taking planes out of service. The decrease in the Transportation market primarily reflects decreased sales to the construction and truck industries in Europe. In the first six months, Aerospace & Transportation sales increased 6.5% driven by growth in Military sales of 24.4%. Sales in the Commercial Aerospace and Transportation markets were down 6.2% and 5.9%, respectively. The growth in Military sales in the first six months reflects the same factors evident in the quarter. The decrease in the Commercial portion of this market primarily reflects a decrease in aftermarket sales in the Western Hemisphere, while the decline in the Transportation market primarily reflects decreased sales in Europe (as discussed above).
     Microelectronics sales decreased 34.7% and 21.3% in the quarter and first six months, respectively, reflecting decreases in all geographies. Overall, the sales decreases reflect the growing weakness in the semiconductor and consumer electronics markets related to the global economic environment.
     Industrial gross margins increased 50 basis points to 44.3% from 43.8% in the second quarter of fiscal year 2008. The increase in gross margins reflects improved pricing, which contributed about 70 basis points in margin, and the effects of the ongoing cost reduction and lean manufacturing initiatives, which offset inflation of manufacturing costs. Furthermore, the increase in gross margins in the quarter reflect an improvement in systems margins compared to last year. These positive factors were partly offset by a shift in product mix to a higher percentage of systems sales (about 17.5% of total Industrial sales compared to 15.9% in the second quarter of fiscal year 2008). For the first six months, Industrial gross margins increased 170 basis points to 45.3% from 43.6% in the first six months of fiscal year 2008. The increase in gross margins reflects improved pricing, which contributed about 50 basis points in margin, and the effects of the ongoing cost reduction and lean manufacturing initiatives, which offset inflation of manufacturing costs. Furthermore, the increase in gross margins in the first six months reflects an improvement in systems margins compared to last year. These positive factors were partly offset by a shift in product mix to a higher percentage of systems sales (about 15.2% of total Industrial sales compared to 14.8% in the first six months of fiscal year 2008).
     SG&A expenses decreased by $6,246, or 6% (flat in local currency), compared to the second quarter of fiscal year 2008. SG&A expenses as a percentage of sales was 30.6% compared to 27.2% in the second quarter of fiscal year 2008, primarily attributable to the decline in sales in the quarter. For the first six months, SG&A expenses decreased by $2,960, or 1 1/2% (an increase of 2% in local currency), compared to the same period last year. The increase in SG&A reflects an increase in selling, distribution and marketing related costs. SG&A expenses as a percentage of sales was 29.4% compared to 27.7% in the first six months of fiscal year 2008 reflecting the decline in sales.
     R&D expenses decreased 1% (flat in local currency) to $7,805 from $7,884 in the second quarter of fiscal year 2008. As a percentage of sales, R&D expenses were 2.5% compared to 2.1% in the second quarter of fiscal year 2008. For the first six months, R&D expenses increased about 8 1/2% (almost 9% in local currency) to $16,471 compared to $15,161 in the first six months of fiscal year 2008. As a percentage of sales, R&D expenses were 2.4% compared to 2.1% in the first six months of fiscal year 2008. Increased spending in dollars in the first six months reflects investments in new technologies across various markets within Industrial.
     As a result of the above factors, operating profit dollars decreased 35% to $35,882 and operating margin decreased to 11.3% from 14.5% in the second quarter of fiscal year 2008. For the first six months, operating profit dollars decreased about 9 1/2% to $90,988 and operating margin decreased to 13.5% from 13.8% in the first six months of fiscal year 2008.

     Corporate:
     Corporate expenses in the quarter increased by $381 or approximately 3% to $12,638 from $12,257 in the second quarter of fiscal year 2008. Corporate expenses in the first six months of fiscal year 2009 increased by $5,977 or 25% to $29,660 from $23,683 in the first six months of fiscal year 2008. The increase in Corporate expenses primarily reflects increased consulting costs related to the Company’s pricing initiative, timing of costs associated with the production of the Company’s annual report and proxy statement, foreign currency transaction losses and increased payroll related to additions to Corporate staff.
Liquidity and Capital Resources
     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $628,900 at January 31, 2009 as compared with $660,000 at July 31, 2008. Based on discussions with various tax authorities, the Company believes it is reasonably possible that the gross amount of unrecognized tax benefits will decrease by approximately $96,338 within the next 12 months. As a result, the Company has reclassified $92,558 from non-current income tax liabilities to current tax liabilities. In addition, the Company reclassified $65,985 of non-current prepaid income tax included in other non-current assets as of July, 31, 2008 to other current assets as of January 31, 2009 as this amount could be utilized in the resolution of the unrecognized tax benefits. These reclassifications reduced non-cash working capital by $26,573 compared to July 31, 2008.
     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at January 31, 2009 to those at July 31, 2008, the Euro and the British Pound have weakened against the U.S. dollar, while the Japanese Yen has strengthened against the U.S. dollar. The effect of foreign exchange decreased non-cash working capital by $77,647, including net inventory, net accounts receivable and other current assets by $47,319, $60,860 and $11,363, respectively, as compared to July 31, 2008. Additionally, foreign exchange decreased accounts payable and other current liabilities by $37,797 and current income tax payable by $4,098.
     Net cash provided by operating activities in the first six months of fiscal year 2009 was $61,893 as compared to net cash used by operating activities of $74,905 in the first six months of fiscal year 2008, an increase of $136,798. Net cash used by operating activities in the first six months of fiscal year 2008 reflected a tax payment of $135,000 to the Internal Revenue Service. Excluding this item net cash provided by operating activities increased $1,798.
     Accounts receivable days sales outstanding (“DSO”) for the quarter ended January 31, 2009 was 83 days, on par with the quarter ended January 31, 2008, including the impact of exchange rates. Excluding the impact of exchange rates, DSO was 85 days. Inventory turns were 2.6 for the four quarters ended January 31, 2009 on par with the four quarters ended January 31, 2008.
     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $3,506 in the first six months of fiscal year 2009, as compared with $(127,586) in the first six months of fiscal year 2008. The increase in free cash flow reflects the increase in net cash provided by operating activities as discussed above partly offset by an increase in capital expenditures. Company management believes this measure is important because it is a key element of its planning. The Company utilizes free cash flow as one way to measure its current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	Jan. 31, 2009	Jan. 31, 2008

Net cash provided/(used) by operating activities	$61,893	$(74,905)
Less capital expenditures	58,387	52,681

Free cash flow	$3,506	$(127,586)

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 31% at January 31, 2009 as compared to 22.1% at July 31, 2008. Net debt increased by approximately $132,100 compared with July 31, 2008, comprised of a decrease in cash and cash equivalents of $200,000 partly offset by a decrease in gross debt of $85,800. Significant uses of cash in the six months included the acquisition of GeneSystems ($37,214), the repurchases of stock ($64,884) and the repayment of foreign debt (approximately $150,000), bearing higher rates than U.S. borrowing rates. The impact of foreign exchange rates increased net debt by about $17,900. The Company was in compliance with all financial covenants of its various debt agreements as of January 31, 2009.

     The Company utilizes cash flow generated from operations and its revolving credit facility to meet its short-term liquidity needs. Company management considers its existing lines of credit, along with the cash typically generated from operations, to be sufficient to meet its short-term liquidity needs.
     Capital expenditures were $58,387 in the first six months of fiscal year 2009 ($32,100 expended in the current quarter). Depreciation expense was $19,646 and $40,311 in the quarter and six months, respectively. Amortization expense was $2,325 and $4,655 in the quarter and six months, respectively.
     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. At July 31, 2008 there was $199,382 available to be expended under this authorization. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company repurchased stock of $64,884 in the first six months of fiscal year 2009 and as such there was $484,498 remaining at January 31, 2009 under the current stock repurchase programs. Net proceeds from stock plans were $7,185 in the first six months of fiscal year 2009.
     The Company increased its quarterly dividend by 8% from 12 cents to 13 cents per share, effective with the dividend declared on March 12, 2008. In the first six months of fiscal year 2009, the Company paid dividends of $30,814, an increase of about 5% compared to the first six months of fiscal year 2008. The Company increased its quarterly dividend by 11.5% from 13 cents to 14.5 cents per share, effective with the dividend declared on January 22, 2009.
Recently Issued Accounting Pronouncements
     Effective August 1, 2008, the Company adopted, on a prospective basis, certain required provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). The provisions not yet adopted by the Company relate to non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis, as permitted under FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”). Those remaining aspects of SFAS No. 157 for which the effective date was deferred by FSP FAS No. 157-2 are being evaluated by the Company and will be effective for the first quarter of fiscal year 2010.
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
     In connection with the business improvement initiatives discussed above, during the second quarter of fiscal year 2009, certain subsidiaries in the Western Hemisphere commenced utilizing a modified procurement-to-payment process, which includes a new procurement-to-payment system.
     Except as noted above, there have been no changes in the Company’s internal control over financial reporting during the second quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Federal Securities Class Actions:
     Four putative class action lawsuits were filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). These lawsuits were filed between August 14, 2007 and October 11, 2007 in the United States District Court for the Eastern District of New York. By Order dated May 28, 2008, the Court consolidated the cases under the caption “In re Pall Corp,” No. 07-CV-3359 (E.D.N.Y.) (JS) (ARL), appointed a lead plaintiff and ordered that the lead plaintiff file a consolidated amended complaint. The lead plaintiff filed its consolidated amended complaint on August 4, 2008. The lead plaintiff seeks to act as representative for a class consisting of purchasers of the Company’s stock between April 20, 2007 and August 2, 2007, inclusive. The consolidated amended complaint names the Company and its current chief executive officer and chief financial officer as defendants and alleges violations of Section 10(b) and 20(a) of the Exchange Act, as amended, and Rule 10b-5 promulgated by the Securities and Exchange Commission (“SEC”). It alleges that the defendants violated these provisions of the federal securities laws by issuing materially false and misleading public statements about the Company’s financial results and financial statements, including the Company’s income tax liability, effective tax rate, internal controls and accounting practices. The plaintiffs seek unspecified compensatory damages, costs and expenses. The Company moved to dismiss the consolidated amended complaint on September 19, 2008 and filed its reply brief to the lead plaintiff’s opposition to the Company’s motion to dismiss on December 2, 2008. The motion is now fully briefed and before the court.
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
     On November 13, 2008, another shareholder filed a derivative lawsuit in New York Supreme Court, Nassau County, against certain current and former directors and officers of the Company, and against the Company, as nominal defendant, which was served on the Company on December 4, 2008. This action purports to bring similar claims as the September Derivative. The plaintiffs and the Company have agreed to an identical stay as in the September Derivative.

Other Proceedings:
     The SEC and U.S. Attorney’s Office for the Eastern District of New York are conducting investigations in connection with the tax matter described above. The Company is cooperating with these investigations.
Environmental Matters:
     The Company’s condensed consolidated balance sheet at January 31, 2009 includes liabilities for environmental matters of approximately $13,642, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs (1)
November 1, 2008 to November 30, 2008	—	$—	—	$499,488
December 1, 2008 to December 31, 2008	515	$26.24	515	$485,979
January 1, 2009 to January 31, 2009	56	$26.42	56	$484,498

Total	571	$26.26	571

(1)	On November 15, 2006, the board authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 21, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the six months ended January 31, 2009, the Company purchased 2,139 shares in open-market transactions at an aggregate cost of $64,884, with an average price per share of $30.33. At January 31, 2009, approximately $484,498 remained available under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.

During the six months ended January 31, 2009, one share was traded in by an employee in payment of a stock option exercise at a price of $39.84 per share and an aggregate cost of $13.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The Annual Meeting of Shareholders of the Company was held on November 19, 2008.

(b)	Not required. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s director nominees as listed in the proxy statement, and all of management’s nominees were elected.

(c)	The matters voted upon and the results of the voting were as follows:

Proposal I — Election of Directors

Holders of 95,423,978 shares of common stock voted either in person or by proxy for the election of seven directors. The number of votes cast for each nominee were as indicated below:

		Total vote
	Total vote for	withheld for
Director	each director	each director
Cheryl W. Grisé	94,293,681	1,130,297
Ulric S. Haynes, Jr.	92,780,231	2,643,747
Ronald L. Hoffman	95,114,534	309,444
Edwin W. Martin, Jr.	92,768,875	2,655,103
Katharine L. Plourde	93,265,884	2,158,094
Heywood Shelley	92,617,128	2,806,850
Edward Travaglianti	94,811,775	612,203
Directors whose terms of office continue past the Annual Meeting of Shareholders are: Daniel J. Carroll, Jr., Eric Krasnoff, Dennis N. Longstreet and Edward L. Snyder.

Proposal II — Ratification of the Appointment of KPMG LLP as Independent Registered Public Accounting Firm for Fiscal Year 2009

The proposal was approved as follows:

Shares For	Shares Against	Abstain
93,050,378	2,178,272	195,328
Proposal III — Amendment to the Management Stock Purchase Plan

The proposal was approved as follows:

Shares For	Shares Against	Abstain	Nonvotes
75,622,413	1,700,242	251,136	17,850,187
Proposal IV — Amendment to the 2005 Stock Compensation Plan

The proposal was approved as follows:

Shares For	Shares Against	Abstain	Nonvotes
69,292,756	8,034,473	246,562	17,850,187
(d)	Not applicable.
ITEM 6. EXHIBITS.
See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation
March 12, 2009	/s/ LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer and Treasurer

/s/ FRANCIS MOSCHELLA
Francis Moschella
Vice President — Corporate Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	By-Laws of the Registrant as amended effective January 17, 2008, filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on January 18, 2008.

10.1†‡	Amendment to Employment Agreement effective December 31, 2008 between the Company and Eric Krasnoff.

10.2†‡	Amendment to Employment Agreement effective December 31, 2008 between the Company and Roberto Perez.

10.3†‡	Amendment to Employment Agreement effective December 31, 2008 between the Company and Lisa McDermott.

10.4†‡	Pall Corporation Supplementary Pension Plan, effective December 31, 2008.

10.5†‡(a)	Loan Agreement between the Company and Donald Stevens, effective on or about May 27, 2005.

10.6†‡(a)	Mortgage Note by Roberto Perez and Astrid Perez in favor of the Company, dated March 2000.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated herein by reference.

†	Exhibit filed herewith.

‡	Denotes management contract or compensatory plan or arrangement.

(a)	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.