Form 10-Q
period 2009-04-30
PALL CORP
filed 2009-06-09
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of the registrant’s common stock outstanding as of June 3, 2009 was 117,931,067.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Apr. 30, 2009	July 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$320,063	$454,065
Accounts receivable	501,803	617,079
Inventories	455,164	492,977
Prepaid expenses	40,915	34,026
Other current assets	136,615	61,492

Total current assets	1,454,560	1,659,639
Property, plant and equipment	640,173	662,985
Goodwill	277,629	265,893
Intangible assets	64,388	46,204
Other non-current assets	223,428	322,025

Total assets	$2,660,178	$2,956,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$15,293	$26,062
Accounts payable and other current liabilities	381,593	471,266
Income taxes payable	118,141	57,882
Current portion of long-term debt	1,935	3,252
Dividends payable	17,052	15,501

Total current liabilities	534,014	573,963
Long-term debt, net of current portion	702,044	747,051
Income taxes payable — non-current	141,209	233,420
Deferred taxes and other non-current liabilities	213,069	263,077

Total liabilities	1,590,336	1,817,511

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	196,243	178,608
Retained earnings	1,186,032	1,118,616
Treasury stock, at cost	(327,839)	(290,508)
Stock option loans	(434)	(450)
Accumulated other comprehensive income (loss):
Foreign currency translation	62,356	179,429
Pension liability adjustment	(61,322)	(61,322)
Unrealized investment gains	2,502	2,343
Unrealized losses on derivatives	(492)	(277)

	3,044	120,173

Total stockholders’ equity	1,069,842	1,139,235

Total liabilities and stockholders’ equity	$2,660,178	$2,956,746

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Apr. 30, 2009	Apr. 30, 2008	Apr. 30, 2009	Apr. 30, 2008

Net sales	$555,883	$661,680	$1,677,201	$1,848,434
Cost of sales	291,653	338,714	877,231	975,876

Gross profit	264,230	322,966	799,970	872,558

Selling, general and administrative expenses	168,747	195,485	516,337	545,317
Research and development	16,218	18,537	52,570	53,524
Restructuring and other charges, net	8,369	5,495	25,291	28,123
Interest expense, net	6,576	9,944	22,555	25,728

Earnings before income taxes	64,320	93,505	183,217	219,866
Provision for income taxes	20,158	30,231	57,097	72,502

Net earnings	$44,162	$63,274	$126,120	$147,364

Earnings per share:
Basic	$0.37	$0.51	$1.06	$1.20
Diluted	$0.37	$0.51	$1.05	$1.19

Dividends declared per share	$0.145	$0.13	$0.42	$0.49

Average shares outstanding:
Basic	118,305	122,929	118,753	123,111
Diluted	119,065	124,159	119,689	124,316
See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	Apr. 30, 2009	Apr. 30, 2008

Operating activities:
Net cash provided by operating activities	$154,912	$16,455

Investing activities:
Capital expenditures	(92,531)	(76,466)
Proceeds from sale of retirement benefit assets	13,395	17,379
Purchases of retirement benefit assets	(15,086)	(19,922)
Acquisition of business, net of cash acquired	(37,249)	—
Other	(11,823)	1,982

Net cash used by investing activities	(143,294)	(77,027)

Financing activities:
Notes payable	(6,934)	4,206
Dividends paid	(47,862)	(44,170)
Net proceeds from stock plans	15,329	15,468
Purchase of treasury stock	(64,884)	(78,211)
Long-term borrowings	171,010	161,495
Repayments of long-term debt	(177,860)	(67,161)
Excess tax benefits from stock-based compensation arrangements	418	798

Net cash used by financing activities	(110,783)	(7,575)

Cash flow for period	(99,165)	(68,147)
Cash and cash equivalents at beginning of year	454,065	443,036
Effect of exchange rate changes on cash and cash equivalents	(34,837)	21,948

Cash and cash equivalents at end of period	$320,063	$396,837

Supplemental disclosures:
Interest paid	$39,543	$33,632
Income taxes paid (net of refunds)	71,877	215,141
See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The condensed consolidated financial information of Pall Corporation and its subsidiaries (hereinafter collectively called the “Company”) included herein is unaudited. Such information reflects all adjustments of a normal recurring nature, which are, in the opinion of Company management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 (“2008 Form 10-K”).
NOTE 2 — ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
     Effective August 1, 2008, the Company adopted, on a prospective basis, certain required provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). The provisions not yet adopted by the Company relate to non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis, as permitted under FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”). Those remaining aspects of SFAS No. 157 for which the effective date was deferred by FSP FAS No. 157-2 are being evaluated by the Company and will be effective for the first quarter of fiscal year 2010. See Note 14, Fair Value Measurements, for the disclosures required under SFAS No. 157.
     Effective August 1, 2008, the Company also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure specified financial instruments and certain other items at fair value with changes in fair value recognized in earnings each reporting period. The Company has opted not to apply the fair value option to any of its financial assets or liabilities.
     Effective with the Company’s third quarter of fiscal year 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. See Note 15, Derivative Financial Instruments, for the disclosures required under SFAS No. 161.
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
     In the event that French regulations relating to the monitoring of possible contamination of hot water systems and/or water cooling towers by Legionella are amended by the second anniversary of the Closing Date, with effect within 12 months of such amendment, to either (i) make the use of Polymerase Chain Reaction technology mandatory for such monitoring in France or (ii) validate its use as the only or preferred method for such monitoring in France (the “Legionella Regulation”), a post closing payment equal to 11,500 Euros (less any indemnity related payments of up to 2,000 Euros) will also be paid. If the Legionella Regulation is published after the second anniversary of the Closing Date, but prior to the third anniversary of the Closing Date, and becomes effective within 12 months of publication, the sellers will be paid 5,000 Euros (less any indemnity related payments of up to 2,000 Euros). None of the aforementioned events that would require any post closing payments occurred through April 30, 2009. Accordingly, no liabilities for such payments have been recorded as of April 30, 2009.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition:

Purchase price	$36,647
Transaction costs	698

Total purchase price	37,345
Cash acquired	96

Total purchase price, net of cash acquired	37,249

Accounts receivable	909
Inventories	1,883
Other current assets	683
Property plant and equipment	491
In-process research and development	1,743
Intangible assets	16,618

Total assets and in-process research and development acquired	22,327

Accounts payable and other current liabilities	2,260
Other non-current liabilities	4,785

Total liabilities assumed	7,045

Goodwill	$21,967

     Based upon the valuation of in-process research and development, the Company recorded a charge to earnings of approximately $1,743, which has been included in Restructuring and other charges, net (see Note 8, Restructuring and Other Charges, Net) for the nine months ended April 30, 2009.
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
     Based upon the markets GeneSystems serves, the goodwill was assigned to the Company’s Life Sciences segment. The goodwill is not tax deductible. Pro forma financial information has not been provided as it would not be materially different from the financial information that was previously reported. The results of GeneSystems have been included in the results of operations of the Company since the date of acquisition.
NOTE 4 — BALANCE SHEET DETAILS
     The following tables provide details of selected balance sheet items:

	Apr. 30, 2009	July 31, 2008
Accounts receivable:
Billed	$453,355	$572,262
Unbilled	59,541	55,746

Total	512,896	628,008
Less: Allowances for doubtful accounts	(11,093)	(10,929)

	$501,803	$617,079

Unbilled receivables principally relate to revenue accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Apr. 30, 2009	July 31, 2008
Inventories:
Raw materials and components	$129,646	$138,146
Work-in-process	69,079	77,245
Finished goods	256,439	277,586

	$455,164	$492,977

	Apr. 30, 2009	July 31, 2008
Property, plant and equipment:
Property, plant and equipment	$1,447,147	$1,496,121
Less: Accumulated depreciation and amortization	(806,974)	(833,136)

	$640,173	$662,985

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
     The following table presents goodwill, net of accumulated amortization recorded prior to adopting SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), allocated by reportable segment, in accordance with SFAS No. 142.

	Apr. 30, 2009	July 31, 2008

Life Sciences	$87,680	$72,629
Industrial	189,949	193,264

	$277,629	$265,893

     The change in the carrying amount of goodwill is primarily attributable to the acquisition of GeneSystems, as discussed in Note 3, Acquisitions, partly offset by changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.
     Intangible assets, net, consist of the following:

	Apr. 30, 2009
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$94,652	$47,420	$47,232
Trademarks	6,242	3,567	2,675
Other	17,279	2,798	14,481

	$118,173	$53,785	$64,388

	July 31, 2008
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$85,336	$43,853	$41,483
Trademarks	4,902	3,123	1,779
Other	5,058	2,116	2,942

	$95,296	$49,092	$46,204

     The change in the carrying amount of patents and unpatented technology is primarily attributable to the acquisition of GeneSystems, as discussed in Note 3, Acquisitions. The change in the carrying amount of other intangibles is primarily related to the purchase of certain distribution rights to a customer base related to the BioPharmaceuticals market.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     Amortization expense for intangible assets for the three and nine months ended April 30, 2009 was $2,633 and $7,155, respectively. Amortization expense for intangible assets for the three and nine months ended April 30, 2008 was $1,876 and $5,969, respectively. Amortization expense is estimated to be approximately $2,506 for the remainder of fiscal year 2009, $9,873 in fiscal year 2010, $9,653 in fiscal year 2011, $9,386 in fiscal year 2012, $6,543 in fiscal year 2013 and $5,562 in fiscal year 2014.
NOTE 6 — TREASURY STOCK
     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the nine months ended April 30, 2009, the Company purchased 2,139 shares in open-market transactions at an aggregate cost of $64,884 with an average price per share of $30.33. At April 30, 2009, approximately $484,498 remained available to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.
     During the nine months ended April 30, 2009, 828 shares were issued under the Company’s stock-based compensation plans. At April 30, 2009, the Company held 10,028 treasury shares.
NOTE 7 — CONTINGENCIES AND COMMITMENTS
     With respect to the matters described in Note 7, Commitments and Contingencies, in the Company’s condensed consolidated financial statements included on Form 10-Q for the second quarter of fiscal year 2009 under the headings Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or related receivables for insurance recoveries have been reflected in the condensed consolidated financial statements as of April 30, 2009 as these amounts are not currently estimable.
Environmental Matters:
     The Company’s condensed consolidated balance sheet at April 30, 2009 includes liabilities for environmental matters of approximately $13,367, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 8 — RESTRUCTURING AND OTHER CHARGES, NET
     The following tables summarize the restructuring and other charges/(gains) (“ROTC”) recorded for the three and nine months ended April 30, 2009 and April 30, 2008:

	Three Months Ended Apr. 30, 2009			Nine Months Ended Apr. 30, 2009
		Other			Other
		Charges			Charges
	Restructuring (1)	/(Gains) (2)	Total	Restructuring (1)	/(Gains) (2)	Total
Severance	$6,946	$—	$6,946	$14,667	$—	$14,667
Impairment and loss on disposal of assets (2a)	170	—	170	174	3,477	3,651
Other	1,290	(524)	766	3,581	(524)	3,057
In-process research and development (2b)	—	—	—	—	1,743	1,743
Costs related to inquiry (2c)	—	84	84	—	904	904
Environmental matters (2d)	—	525	525	—	1,433	1,433

	8,406	85	8,491	18,422	7,033	25,455

Reversal of excess restructuring reserves	(122)	—	(122)	(164)	—	(164)

	$8,284	$85	$8,369	$18,258	$7,033	$25,291

Cash	$8,573	$85	$8,658	$18,695	$1,813	$20,508
Non-cash	(289)	—	(289)	(437)	5,220	4,783

	$8,284	$85	$8,369	$18,258	$7,033	$25,291

	Three Months Ended Apr. 30, 2008			Nine Months Ended Apr. 30, 2008
		Other			Other
		Charges			Charges
	Restructuring (1)	/(Gains) (2)	Total	Restructuring (1)	/(Gains) (2)	Total
Severance	$575	$—	$575	$8,232	$—	$8,232
Costs related to inquiry (2c)	—	4,436	4,436	—	18,102	18,102
Gain on disposal of assets	—	—	—	(158)	(484)	(642)
Environmental matters (2d)	—	—	—	—	600	600
Other	284	469	753	1,908	482	2,390

	859	4,905	5,764	9,982	18,700	28,682

Reversal of excess restructuring reserves	(269)	—	(269)	(559)	—	(559)

	$590	$4,905	$5,495	$9,423	$18,700	$28,123

Cash	$590	$4,446	$5,036	$9,393	$18,241	$27,634
Non-cash	—	459	459	30	459	489

	$590	$4,905	$5,495	$9,423	$18,700	$28,123

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
(1) Restructuring:
     Following the completion of the integration of the Filtration and Separations Group, which was acquired in fiscal year 2002, Company management began a much broader initiative to examine the overall structure of the Company and the manner in which it conducts business activities with the objective of increasing revenue growth and achieving cost reduction. This resulted in a series of restructuring activities, including the realignment of the overall business structure into vertically integrated businesses, which commenced at the end of fiscal year 2004, the Company’s facilities rationalization initiative and European cost reduction initiative (“EuroPall”), which commenced in fiscal year 2006, and the Western Hemisphere cost reduction initiative (“AmeriPall”), which commenced in fiscal year 2007. In fiscal year 2009, the Company commenced the second phase of its European cost reduction initiative (“EuroPall II”). Furthermore, in the second quarter and third quarter of fiscal year 2009, the Company implemented plans to reduce its workforce globally in response to current economic conditions.
     Three and Nine Months Ended April 30, 2008 and April 30, 2009:
•	The Company continued its cost reduction initiatives as discussed above. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.
     The following table summarizes the activity related to restructuring liabilities that were recorded in the nine months ended April 30, 2009 and in fiscal years 2008, 2007 and 2006:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total

2009
Original charge	$14,667	$3,581	$18,248
Utilized	(7,587)	(3,420)	(11,007)
Other changes (a)	(6)	12	6

Balance at Apr. 30, 2009	$7,074	$173	$7,247

2008
Original charge	$8,814	$3,110	$11,924
Utilized	(8,059)	(2,849)	(10,908)
Other changes (a)	220	6	226

Balance at Jul. 31, 2008	975	267	1,242
Utilized	(607)	(201)	(808)
Reversal of excess reserves (b)	(24)	(4)	(28)
Other changes (a)	(100)	(22)	(122)

Balance at Apr. 30, 2009	$244	$40	$284

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

		Lease
		Termination
		Liabilities &
	Severance	Other	Total

2007
Original charge	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (a)	611	9	620

Balance at Jul. 31, 2007	16,548	757	17,305
Utilized	(13,994)	(727)	(14,721)
Reversal of excess reserves (b)	(297)	(65)	(362)
Other changes (a)	1,281	57	1,338

Balance at Jul. 31, 2008	3,538	22	3,560
Utilized	(1,275)	(13)	(1,288)
Reversal of excess reserves (b)	(136)	—	(136)
Other changes (a)	(181)	(4)	(185)

Balance at Apr. 30, 2009	$1,946	$5	$1,951

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191

Balance at Jul. 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (b)	(1,385)	(40)	(1,425)
Other changes (a)	126	2	128

Balance at Jul. 31, 2007	2,325	6	2,331
Utilized	(1,414)	(6)	(1,420)
Reversal of excess reserves (b)	(56)	—	(56)
Other changes (a)	(4)	—	(4)

Balance at Jul. 31, 2008	851	—	851
Utilized	(678)	—	(678)
Other changes (a)	—	—	—

Balance at Apr. 30, 2009	$173	$—	$173

(a)	Other changes primarily reflect translation impact.

(b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2008, 2007 and 2006.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     (b) In-process research and development:
Relates to write off of in-process research and development acquired in the acquisition of GeneSystems (refer to Note 3, Acquisitions, for further discussion of purchase accounting).
     (c) Costs related to inquiry:
In the three and nine months ended April 30, 2009 and the nine months ended April 30, 2008, the Company recorded legal and other professional fees related to matters that were under audit committee inquiry.
See Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”) for a description of this inquiry.
     (d) Environmental matters:
In the three and nine months ended April 30, 2009 and April 30, 2008, the Company increased its previously established environmental reserves, primarily related to environmental matters in Pinellas Park, Florida and Ann Arbor, Michigan.
NOTE 9 — INCOME TAXES
     The Company’s effective tax rate for the nine months ended April 30, 2009 and April 30, 2008 was 31.2% and 33.0%, respectively. For the nine months ended April 30, 2009, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the retroactive extension of the federal research credit provided for in the Emergency Economic Stabilization Act of 2008. For the nine months ended April 30, 2008, the effective tax rate varied from the U.S. federal statutory rate primarily due to the net impact of foreign operations and a tax charge resulting from new tax legislation in Germany.
     At April 30, 2009 and July 31, 2008, the Company had gross unrecognized tax benefits of $238,500 and $242,287, respectively. During the nine month period ended April 30, 2009, the amount of unrecognized tax benefits decreased by $3,787. If recognized, $150,917 and $152,000 of the net unrecognized tax benefits would have reduced the effective tax rate at April 30, 2009 and July 31, 2008, respectively.
     Based on recent discussions with various tax authorities, the Company believes it is reasonably possible that the gross amount of unrecognized tax benefits will decrease by approximately $96,254 within the next twelve months. As a result, in the quarter ended October 31, 2008, the company reclassified $92,558 from non-current income tax liabilities to current tax liabilities and $65,985 of non-current prepaid income tax included as a component of other non-current assets as of July 31, 2008 to other current assets as this amount could be utilized in the resolution of the unrecognized tax benefits.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 10 — COMPONENTS OF NET PERIODIC PENSION COST
     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2009	2008	2009	2008	2009	2008
Service cost	$2,033	$2,000	$1,196	$1,065	$3,229	$3,065
Interest cost	3,107	2,893	3,766	4,803	6,873	7,696
Expected return on plan assets	(2,114)	(2,190)	(3,065)	(3,953)	(5,179)	(6,143)
Amortization of prior service cost	385	276	60	90	445	366
Recognized actuarial loss	264	467	271	1,091	535	1,558

Net periodic benefit cost	$3,675	$3,446	$2,228	$3,096	$5,903	$6,542

	Nine Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2009	2008	2009	2008	2009	2008
Service cost	$6,099	$6,000	$3,673	$3,026	$9,772	$9,026
Interest cost	9,321	8,679	12,230	14,316	21,551	22,995
Expected return on plan assets	(6,342)	(6,570)	(10,105)	(11,921)	(16,447)	(18,491)
Amortization of prior service cost	1,155	828	175	254	1,330	1,082
Recognized actuarial loss	792	1,401	902	3,298	1,694	4,699

Net periodic benefit cost	$11,025	$10,338	$6,875	$8,973	$17,900	$19,311

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
     The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and nine months ended April 30, 2009 and April 30, 2008 are reflected in the table below.

	Three Months Ended		Nine Months Ended
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2009	2008	2009	2008
Stock options	$1,166	$683	$3,353	$2,157
Restricted stock units	2,184	1,329	7,844	4,955
ESPP	1,248	1,057	3,520	2,932
MSPP	899	628	2,870	1,746

Total	$5,497	$3,697	$17,587	$11,790

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The following table illustrates the income tax effects related to stock-based compensation.

	Three Months Ended		Nine Months Ended
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2009	2008	2009	2008
Excess tax benefit in cash flows from financing activities	$11	$38	$418	$798
Tax benefit recognized related to total stock-based compensation expense	1,442	875	5,015	3,136
Actual tax benefit realized for tax deductions from option exercises of stock-based payment arrangements	511	65	2,208	1,992
Stock Options and ESPP
     A summary of option activity for all stock option plans during the nine months ended April 30, 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
Stock Options	Shares	Price	(in years)	Value
Outstanding at August 1, 2008	3,357	$28.15
Granted	—	—
Exercised	(62)	22.82
Forfeited or Expired	(3)	37.95

Outstanding at October 31, 2008	3,292	28.24	4.5	$8,641

Granted	545	26.15
Exercised	(11)	18.99
Forfeited or Expired	(4)	30.20

Outstanding at January 31, 2009	3,822	27.96	4.6	$8,064

Granted	—	—
Exercised	(35)	22.94
Forfeited or Expired	(32)	28.44

Outstanding at April 30, 2009	3,755	$28.00	4.4	$8,567

Expected to vest at April 30, 2009	1,584	$32.72	5.8	$193

Exercisable at April 30, 2009	2,142	$24.36	3.3	$8,372

     As of April 30, 2009, there was $9,956 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years. The total intrinsic value of options exercised during the three and nine months ended April 30, 2009 was $123 and $1,270, respectively. The total intrinsic value of options exercised during the three and nine months ended April 30, 2008 was $82 and $494, respectively.
     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. A total of 323 shares and 262 shares were issued under the ESPP related to the semi-annual stock purchase periods ended April 30, 2009 and April 30, 2008, respectively. A total of 244 shares and 200 shares were issued under the ESPP related to the semi-annual stock purchase periods ended October 31, 2008 and October 31, 2007, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
     The following weighted average assumptions were used in estimating the fair value of stock options granted during the three and nine months ended April 30, 2009 and April 30, 2008 (there were no stock options granted during the three months ended April 30, 2009):

	Three Months Ended		Nine Months Ended
	Apr. 30, 2009	Apr. 30, 2008	Apr. 30, 2009	Apr. 30, 2008
Stock Options
Weighted average fair value at grant date	N/A	$7.84	$6.37	$7.94
Valuation assumptions:
Expected dividend yield	N/A	1.8%	1.8%	1.7%
Expected volatility	N/A	25.0%	31.0%	25.0%
Expected life (years)	N/A	5.0	5.0	5.0
Risk-free interest rate	N/A	2.7%	1.6%	2.8%

ESPP
Weighted average fair value at grant date	N/A	N/A	$7.67	$10.13
Valuation assumptions:
Expected dividend yield	N/A	N/A	1.4%	1.2%
Expected volatility	N/A	N/A	50.3%	37.1%
Expected life (years)	N/A	N/A	1/2 year	1/2 year
Risk-free interest rate	N/A	N/A	1.1%	4.0%
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
MSPP
     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over a four year period for matches made thereafter. Such restricted units aggregated 984 and 822 as of April 30, 2009 and April 30, 2008, respectively. As of April 30, 2009, there was $7,831 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 2.8 years.
     The following is a summary of MSPP activity during the three and nine months ended April 30, 2009 and April 30, 2008:

	Three Months Ended		Nine Months Ended
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2009	2008	2009	2008
Deferred compensation and cash contributions	$50	$283	$4,807	$3,372
Fair value of restricted stock units vested	$72	$—	$1,684	$1,022
Vested units distributed	9	—	151	140

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
RSUs
     A summary of restricted stock unit activity, related to employees, for the Pall Corporation 2005 Stock Compensation Plan (“2005 Stock Plan”) during the nine months ended April 30, 2009, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at August 1, 2008	1,025	$34.80
Granted	1	34.85
Vested	(13)	31.81
Forfeited	(6)	33.09

Nonvested at October 31, 2008	1,007	34.85
Granted	128	26.16
Vested	(46)	27.00
Forfeited	(4)	34.48

Nonvested at January 31, 2009	1,085	34.16
Granted	—	—
Vested	—	—
Forfeited	(3)	36.22

Nonvested at April 30, 2009	1,082	$34.15

     As of April 30, 2009, there was $19,925 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 2.8 years.
     There were no annual award units granted to non-employee directors of the Company during the three months ended April 30, 2009. Non-employee directors of the Company were granted in the aggregate 44 annual award units of restricted stock during the nine months ended April 30, 2009, with a weighted-average fair market value of $27.98 per share.
     The Company uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.
NOTE 12 — EARNINGS PER SHARE
     The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and units aggregating 3,099 and 916 shares were not included in the computation of diluted shares for the three months ended April 30, 2009 and April 30, 2008, respectively, because their effect would have been antidilutive. For the nine months ended April 30, 2009 and April 30, 2008, 2,740 and 1,032 antidilutive shares, respectively, were excluded. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2009	Apr. 30, 2008	Apr. 30, 2009	Apr. 30, 2008
Basic shares outstanding	118,305	122,929	118,753	123,111
Effect of stock plans	760	1,230	936	1,205

Diluted shares outstanding	119,065	124,159	119,689	124,316

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 13 — COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	Apr. 30, 2009	Apr. 30, 2008	Apr. 30, 2009	Apr. 30, 2008
Net earnings	$44,162	$63,274	$126,120	$147,364

Unrealized translation adjustment	17,873	12,908	(110,398)	34,720
Income taxes	(2,060)	1,683	(6,675)	5,586

Unrealized translation adjustment, net	15,813	14,591	(117,073)	40,306

Change in unrealized investment gains (losses)	1,106	(725)	37	955
Income taxes	—	261	122	(329)

Change in unrealized investment gains (losses), net	1,106	(464)	159	626

Unrealized gains (losses) on derivatives	108	640	(330)	(230)
Income taxes	(38)	(224)	115	63

Unrealized gains (losses) on derivatives, net	70	416	(215)	(167)

Total comprehensive income	$61,151	$77,817	$8,991	$188,129

     Unrealized investment gains/(losses) on available-for-sale securities, net of related taxes, consist of the following:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2009	Apr. 30, 2008	Apr. 30, 2009	Apr. 30, 2008
Unrealized gains (losses) arising during the period	$812	$(776)	$(2,097)	$904
Income taxes	—	261	122	(329)

Net unrealized gains (losses) arising during the period	812	(515)	(1,975)	575
Reclassification adjustment for losses included in net earnings	294	51	2,134	51

Change in unrealized investment gains (losses), net	$1,106	$(464)	$159	$626

NOTE 14 — FAIR VALUE MEASUREMENTS
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
     The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2009:

	As of	Fair Value Measurements
	Apr. 30, 2009	Level 1	Level 2	Level 3
Financial assets carried at fair value
Available-for-sale debt securities	$51,971	$51,971	$—	$—
Available-for-sale equity securities	6,227	6,227	—	—
Derivative financial instruments	624	—	624	—

Financial liabilities carried at fair value
Derivative financial instruments	1,516	—	1,516	—
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
NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
     The Company adopted SFAS No. 161 as of its third quarter of fiscal year 2009. The adoption did not have an impact on the Company’s condensed consolidated financial statements as it is a disclosure-only standard. The Company manages certain financial exposures through a risk management program that includes the use of foreign exchange and interest rate derivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard and Poors and Moody’s Investor Services, in accordance with the Company’s policies. The Company does not utilize derivative instruments for trading or speculative purposes.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
Foreign Exchange
a. Derivatives Not Designated as Hedging Instruments under SFAS No. 133
     The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company conducts transactions in currencies other than their functional currency. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and liabilities resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three and nine months ended April 30, 2009 was $152,198 and $391,516, respectively. The notional amount of foreign currency forward contracts outstanding as of April 30, 2009 was $97,401.
b. Net Investment Hedges under SFAS No. 133
     The risk management objective of designating the Company’s foreign currency loan as a hedge of its net investment in a wholly owned Japanese subsidiary is to mitigate the change in the fair value of the Company’s net investment due to changes in foreign exchange rates. The Company uses a Japanese Yen (“JPY”) loan outstanding to hedge its equity of the same amount in the Japanese wholly owned subsidiary. The hedge of net investment consists of a JPY 9 billion loan.
Interest Rates
a. Cash Flow Hedges under SFAS No. 133
     The risk management objective of holding a floating-to-fixed interest rate swap is to lock in fixed interest cash outflows on a floating rate debt obligation. The associated risk is created by changes in market interest rates in Japan. The Company has an outstanding JPY loan with variable interest rates based on JPY-LIBOR-BBA. The Company meets the stated risk management objective by holding a floating-to-fixed interest rate swap resulting in a fixed interest cash flow for the JPY loan. The cash flow hedge consists of an interest rate swap with a notional value of JPY 9 billion, which matures on June 21, 2010.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheet as of April 30, 2009 are presented as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contract	Other non-current assets	$—	Other non-current liabilities	$762

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$624	Other current liabilities	$754

Total derivatives		$624		$1,516

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$91,260

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

Location of Gain or
(Loss) Reclassified
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss) Reclassified
	Recognized in OCI on Derivatives		OCI into Earnings	from Accumulated OCI into
	(Effective Portion)		(Effective Portion)	Earnings (Effective Portion)(a)
	Three months ended	Nine months ended		Three months ended	Nine months ended
	April 30, 2009	April 30, 2009		April 30, 2009	April 30, 2009
Derivatives in cash flow hedging relationships
Interest rate swap contract	$70	$(215)	Interest expense	$(99)	$(307)

(a)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for both the three and nine months ended April 30, 2009.
The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

Location of Gain or
	(Loss) Recognized in	Amount of Gain or (Loss) Recognized in
	Earnings on Derivatives	Earnings on Derivatives
		Three months ended	Nine months ended
		April 30, 2009	April 30, 2009
Derivatives not designated as hedging relationships
Foreign exchange forward contracts	Selling, general and
	administrative expense	$1,445	$(11,614)

The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments are presented as follows:

Location of Gain or
(Loss) Reclassified
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss) Reclassified
	Recognized in OCI on Derivatives		OCI into Earnings	from Accumulated OCI into
	(Effective Portion)		(Effective Portion)	Earnings (Effective Portion)(a)
	Three months ended	Nine months ended		Three months ended	Nine months ended
	April 30, 2009	April 30, 2009		April 30, 2009	April 30, 2009
Nonderivatives designated as hedging relationships
Net investment hedge	$5,708	$(5,017)	N/A	$—	$—

(a)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for both the three and nine months ended April 30, 2009.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)
NOTE 16 — SEGMENT INFORMATION
     The Company’s reportable segments as identified in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which are also its operating segments, consist of the Company’s two vertically integrated businesses, Life Sciences and Industrial.
     The following table presents sales and operating profit by segment reconciled to earnings before income taxes, for the three and nine months ended April 30, 2009 and April 30, 2008.

	Three Months Ended		Nine Months Ended
	Apr. 30, 2009	Apr. 30, 2008	Apr. 30, 2009	Apr. 30, 2008
SALES:
Life Sciences	$236,320	$252,996	$681,671	$712,090
Industrial	319,563	408,684	995,530	1,136,344

Total	$555,883	$661,680	$1,677,201	$1,848,434

OPERATING PROFIT:
Life Sciences	$52,459	$55,928	$142,929	$143,864
Industrial	40,569	66,181	131,557	166,701

Total operating profit	93,028	122,109	274,486	310,565
General corporate expenses	13,763	13,165	43,423	36,848

Earnings before ROTC, interest expense, net and income taxes	79,265	108,944	231,063	273,717
ROTC	8,369	5,495	25,291	28,123
Interest expense, net	6,576	9,944	22,555	25,728

Earnings before income taxes	$64,320	$93,505	$183,217	$219,866

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements and Risk Factors
     The following discussion should be read together with the accompanying condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in the Pall Corporation and its subsidiaries (hereinafter collectively called the “Company”) Annual Report on Form 10-K for the fiscal year ended July 31, 2008 (“2008 Form 10-K”). The discussion under the subheading “Review of Operating Segments” below is in local currency (i.e., had exchange rates not changed year over year) unless otherwise indicated. Company management considers local currency change to be an important measure because by excluding the impact of volatility of exchange rates, underlying volume change is clearer. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis.
     The matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements regarding future performance, earnings projections, earnings guidance, management’s expectations about its future cash needs and effective tax rate, and other future events or developments are forward-looking statements. Forward-looking statements are those that use terms such as “anticipate”, “should”, “believe”, “estimate”, “expect”, “intend”, “plan”, “predict”, “potential” or similar expressions about matters that are not historical facts. Forward-looking statements contained in this and other written and oral reports are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in the 2008 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including the impact of the current global recessionary environment and its likely depth and duration, the current credit market crisis, volatility in currency exchange rates and energy costs and other macro economic challenges currently affecting the Company, our customers (including their cash flow and payment practices) and vendors, and the effectiveness of our initiatives to mitigate the impact of the current environment. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them.
Results of Operations
Review of Consolidated Results
     Sales in the quarter decreased 16% to $555,883 from $661,680 in the third quarter of fiscal year 2008. For the nine months of fiscal year 2009, sales decreased 9.3% compared to the same period of fiscal year 2008. Exchange rates used to translate foreign subsidiary results into U.S. dollars, reduced reported sales by $65,464 and $110,477 in the quarter and nine months, respectively, primarily due to the strengthening of the U.S. dollar against the Euro, the British Pound and several Asian currencies, partly offset by the weakening of the U.S. dollar against the Japanese Yen and Chinese Renminbi. In local currency, sales decreased 6.1% and 3.3% in the quarter and nine months, respectively. Increased pricing achieved in both the Life Sciences and Industrial segments contributed $10,279 and $20,886 to overall sales in the quarter and nine months, respectively. In the first quarter of fiscal year 2009, the Company launched its Pricing Excellence initiative that is focused on optimizing prices and product margins by better defining the value equation to the benefit of the Company and its customers.
     Life Sciences segment sales increased 4.1% (in local currency) in the quarter, attributable to growth in both the Medical and BioPharmaceuticals markets. Life Sciences segment sales in the nine months increased 2.2% (in local currency), attributable to growth in the BioPharmaceuticals market. Sales in the Medical market were flat in the nine months. Industrial segment sales decreased 12.4% (in local currency) in the quarter and 6.7% in the nine months reflecting declines in the Energy, Water & Process Technologies (“EWPT”) and Microelectronics markets. The Aerospace & Transportation market increased 3.2% in the quarter and 5.3% in the nine months.
     Overall systems sales increased 2% in the quarter as growth in EWPT’s Municipal Water market and in the BioPharmaceuticals market were partly offset by declines in the Aerospace & Transportation market and in various other markets within the EWPT. For the nine months, overall systems sales increased 1% as growth in EWPT’s Municipal Water market was partly offset by declines in all other markets. Systems sales represented 12.9% of total sales in the quarter compared to 12.2% in the third quarter of fiscal year 2008. Systems sales in the nine months represented 11.9% of total sales compared to 11.7% in the nine months of fiscal year 2008. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

     Gross margin, as a percentage of sales, was 47.5% in the quarter compared to 48.8% in the third quarter of fiscal year 2008. Gross margins were negatively impacted by a shift in product mix to a higher percentage of systems sales (about 13% of total sales in the quarter compared to about 12% in the third quarter of fiscal year 2008) and a change in market mix within the Industrial segment resulting from decreased sales in higher margin markets such as Microelectronics and Industrial Manufacturing as well as within the Life Sciences segment (a higher percentage of sales in Medical than in the higher margin BioPharmaceuticals market). Reduced absorption of manufacturing overhead, related to lower volumes, also negatively impacted gross margins in the quarter. These negative impacts were partly offset by improved pricing, which contributed about 100 basis points in margin, and the effects of the ongoing cost reduction and lean manufacturing initiatives, which offset inflation of manufacturing costs. For the nine months, gross margin, as a percentage of sales, was 47.7% compared to 47.2% in the nine months of fiscal year 2008. The increase in gross margin reflects improved pricing in both segments which contributed approximately 70 basis points in margin and effects of the ongoing cost reduction and lean manufacturing initiatives, which offset inflation of manufacturing costs. These positive impacts were partly offset by a change in market mix within Industrial and Life Sciences and reduced absorption of manufacturing overhead related to lower volumes as discussed above. For a detailed discussion of gross margin by segment, refer to the section “Review of Operating Segments” below.
     Selling, general and administrative (“SG&A”) expenses in the quarter decreased by $26,738, or 13.7% (4.4% in local currency). As a percentage of sales, SG&A expenses were 30.4% compared to 29.5% in the third quarter of fiscal year 2008. The increase in SG&A as a percentage of sales primarily reflects the impact of decreased sales quarter over quarter partly offset by the impact of the Company’s cost reduction initiatives. For the nine months, SG&A expenses decreased by $28,980, or about 5% (flat in local currency). As a percentage of sales, SG&A expenses were 30.8% compared to 29.5% in the nine months of fiscal year 2008. The increase in SG&A as a percentage of sales primarily reflects the impact of decreased sales period over period, increased selling and marketing personnel-related costs, including those related to the expansion into Latin American and other geographies, as well as consulting costs, mainly related to the Company’s Pricing Excellence and Enterprise Risk Management initiatives, partly offset by the impact of the Company’s cost reduction initiatives described below.
     In fiscal year 2007, the Company launched the equivalent of its European cost reduction initiative (“EuroPall”) in the Western Hemisphere (“AmeriPall”). In fiscal year 2009, the Company also began implementing the second phase of its European cost reduction initiative (“EuroPall II”). Furthermore, in the second and third quarters of fiscal year 2009, the Company commenced plans to reduce its workforce globally in response to current economic conditions. Savings related to these cost reduction plans have impacted the third quarter and nine month results.
     Research and development (“R&D”) expenses were $16,218 in the quarter compared to $18,537 in the third quarter of fiscal year 2008, a decrease of about 12.5% (7.3% in local currency). As a percentage of sales, R&D expenses were 2.9% compared to 2.8% in the third quarter of fiscal year 2008. For the nine months, R&D expenses were $52,570 compared to $53,524 in the nine months of fiscal year 2008, a decrease of about 2% (an increase of 2% in local currency). As a percentage of sales, R&D expenses were 3.1% compared to 2.9% for the nine months of fiscal years 2009 and 2008, respectively.
     In the third quarter of fiscal year 2009, the Company recorded restructuring and other charges (“ROTC”) of $8,369. ROTC in the quarter was primarily comprised of severance and other costs related to the Company’s cost reduction initiatives and an increase to a previously established environmental reserve. Such charges were partly offset by the reversal of excess restructuring reserves that were previously recorded in the Company’s consolidated statements of earnings in fiscal years 2008 and 2007. In the nine months of fiscal year 2009, the Company recorded ROTC of $25,291, which was primarily comprised of severance and other costs related to the Company’s on-going cost reduction initiatives, a charge to write-off in-process R&D acquired in the acquisition of GeneSystems, SA (“GeneSystems”) (refer to Note 3, Acquisitions, to the accompanying condensed consolidated financial statements for further discussion of purchase accounting), a charge for the other-than-temporary diminution in value of certain equity and debt investment securities held by its benefits protection trust, a charge for the impairment of capitalized software, increases to previously established environmental reserves, net of an insurance settlement and legal fees related to matters that were under inquiry by the audit committee, net of an insurance settlement (see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”)). Such charges were partly offset by the reversal of excess restructuring reserves that were previously recorded in the Company’s consolidated statements of earnings in fiscal years 2008 and 2007.

     In the third quarter of fiscal year 2008, the Company recorded ROTC of $5,495. ROTC in the quarter was primarily comprised of legal and other professional fees related to matters that were under inquiry by the audit committee. Additionally, ROTC includes severance and other exit costs related to the Company’s on-going cost reduction initiatives. Such charges were partly offset by the reversal of excess restructuring reserves previously recorded in the Company’s consolidated statements of earnings in fiscal years 2007 and 2006. In the nine months of fiscal year 2008, the Company recorded ROTC of $28,123. ROTC in the nine months was primarily comprised of legal and other professional fees related to matters that were under inquiry by the audit committee, as discussed above. Additionally, ROTC in the nine months includes severance and other exit costs related to the Company’s on-going cost reduction initiatives as well as an increase to a previously established environmental reserve. Such charges were partly offset by the reversal of excess restructuring reserves previously recorded in the Company’s consolidated statements of earnings in fiscal years 2007, 2006 and 2005.
     The details of ROTC for the three and nine months ended April 30, 2009 and April 30, 2008 can be found in Note 8, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.
     The following table summarizes the activity related to restructuring liabilities that were recorded in the nine months ended April 30, 2009 and in fiscal years 2008, 2007 and 2006:

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2009
Original charge	$14,667	$3,581	$18,248
Utilized	(7,587)	(3,420)	(11,007)
Other changes (a)	(6)	12	6

Balance at Apr. 30, 2009	$7,074	$173	$7,247

2008
Original charge	$8,814	$3,110	$11,924
Utilized	(8,059)	(2,849)	(10,908)
Other changes (a)	220	6	226

Balance at Jul. 31, 2008	975	267	1,242
Utilized	(607)	(201)	(808)
Reversal of excess reserves (b)	(24)	(4)	(28)
Other changes (a)	(100)	(22)	(122)

Balance at Apr. 30, 2009	$244	$40	$284

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2007
Original charge	$22,083	$4,321	$26,404
Utilized	(6,146)	(3,573)	(9,719)
Other changes (a)	611	9	620

Balance at Jul. 31, 2007	16,548	757	17,305
Utilized	(13,994)	(727)	(14,721)
Reversal of excess reserves (b)	(297)	(65)	(362)
Other changes (a)	1,281	57	1,338

Balance at Jul. 31, 2008	3,538	22	3,560
Utilized	(1,275)	(13)	(1,288)
Reversal of excess reserves (b)	(136)	—	(136)
Other changes (a)	(181)	(4)	(185)

Balance at Apr. 30, 2009	$1,946	$5	$1,951

2006
Original charge	$13,335	$3,043	$16,378
Utilized	(7,221)	(2,900)	(10,121)
Other changes (a)	182	9	191

Balance at Jul. 31, 2006	6,296	152	6,448
Utilized	(2,712)	(108)	(2,820)
Reversal of excess reserves (b)	(1,385)	(40)	(1,425)
Other changes (a)	126	2	128

Balance at Jul. 31, 2007	2,325	6	2,331
Utilized	(1,414)	(6)	(1,420)
Reversal of excess reserves (b)	(56)	—	(56)
Other changes (a)	(4)	—	(4)

Balance at Jul. 31, 2008	851	—	851
Utilized	(678)	—	(678)
Other changes (a)	—	—	—

Balance at Apr. 30, 2009	$173	$—	$173

(a)	Other changes primarily reflect translation impact.

(b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal years 2008, 2007 and 2006.
     Earnings before interest and income taxes (“EBIT”) were $70,896 in the quarter compared to $103,449 in the third quarter of fiscal year 2008, reflecting the factors discussed above. The impact of foreign currency translation reduced EBIT by $12,159 in the quarter. As a percentage of sales, EBIT was 12.8% compared to 15.6% in the third quarter of fiscal year 2008. EBIT were $205,772 in the nine months compared to $245,594 in the nine months of fiscal year 2008, reflecting the factors discussed above. The impact of foreign currency translation reduced EBIT by $17,773 in the nine months. As a percentage of sales, EBIT was 12.3% compared to 13.3% in the nine months of fiscal year 2008.
     Net interest expense in the quarter decreased to $6,576 from $9,944 in the third quarter of fiscal year 2008. The reduction in net interest expense was primarily attributable to a decrease in interest expense, which was related to lower interest rates in the United States, and a reduced level of debt due to the repayment of higher interest bearing European debt. A decrease in interest income related to reduced cash balances and lower returns compared to the same period last year partly offset the above. For the nine months, net interest expense decreased to $22,555 from $25,728 in the nine months of fiscal year 2008 reflecting the same factors evident in the quarter.

     In the third quarter of fiscal year 2009, the Company’s effective tax rate was 31.3% as compared to 32.3% in the third quarter of fiscal year 2008. For the first nine months of fiscal year 2009, the Company’s effective tax rate was 31.2% as compared to 33.0% in the same period of fiscal year 2008. For the three months ended April 30, 2009 and 2008, the effective tax rate varied from the U.S. federal statutory rate primarily due to the net impact of foreign operations. For the nine months ended April 30, 2009, the effective tax rate varied from the U.S. federal statutory rate primarily due to the net impact of foreign operations and the retroactive extension of the federal research credit provided for in the Emergency Economic Stabilization Act of 2008. For the nine months ended April 30, 2008, the effective tax rate varied from the U.S. federal statutory rate primarily due to the net impact of foreign operations and a tax charge resulting from new tax legislation in Germany. The Company expects its effective tax rate to be approximately 31.2% for the full fiscal year 2009, exclusive of the impact of discrete items in future periods. The actual effective tax rate for the full fiscal year 2009 may differ materially based on several factors including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as other nonrecurring factors.
     Net earnings in the quarter were $44,162, or 37 cents per share, compared with net earnings of $63,274, or 51 cents per share in the third quarter of fiscal year 2008. In summary, the decline in net earnings dollars in the quarter reflects the decrease in EBIT partly offset by a decline in net interest expense and a decrease in the effective tax rate. The decline in earnings per share in the quarter reflects the decrease in net earnings partly offset by the impact of reduced shares outstanding due to stock buybacks. Net earnings in the nine months were $126,120, or $1.05 per share, compared with net earnings of $147,364, or $1.19 per share in the nine months of fiscal year 2008. In summary, the decline in net earnings dollars in the nine months primarily reflects the decrease in EBIT partly offset by a decline in net interest expense and a decrease in the effective tax rate. The decline in earnings per share in the quarter reflects the decrease in net earnings partly offset by the impact of reduced shares outstanding due to stock buybacks. Company management estimates that foreign currency translation reduced net earnings per share by 7 cents in the quarter and 10 cents in the nine months. The acquisition of GeneSystems was dilutive to earnings by 1 cent and 4 cents per share in the quarter and nine months, respectively.
Review of Operating Segments
     The following table presents sales and operating profit by segment, reconciled to earnings before income taxes, for the three and nine months ended April 30, 2009 and April 30, 2008.

	Apr. 30,	%	Apr. 30,	%	%
Three Months Ended	2009	Margin	2008	Margin	Change
SALES:
Life Sciences	$236,320		$252,996		(6.6)
Industrial	319,563		408,684		(21.8)

Total	$555,883		$661,680		(16.0)

OPERATING PROFIT:
Life Sciences	52,459	22.2	$55,928	22.1	(6.2)
Industrial	40,569	12.7	66,181	16.2	(38.7)

Total operating profit	93,028	16.7	122,109	18.5	(23.8)
General corporate expenses	13,763		13,165		4.5

Earnings before ROTC, interest expense, net and income taxes	79,265	14.3	108,944	16.5	(27.2)
ROTC	8,369		5,495
Interest expense, net	6,576		9,944

Earnings before income taxes	$64,320		$93,505

Nine Months Ended	Apr. 30, 2009	% Margin	Apr. 30, 2008	% Margin	% Change
SALES:
Life Sciences	$681,671		$712,090		(4.3)
Industrial	995,530		1,136,344		(12.4)

Total	$1,677,201		$1,848,434		(9.3)

OPERATING PROFIT:
Life Sciences	$142,929	21.0	$143,864	20.2	(0.6)
Industrial	131,557	13.2	166,701	14.7	(21.1)

Total operating profit	274,486	16.4	310,565	16.8	(11.6)
General corporate expenses	43,423		36,848		17.8

Earnings before ROTC, interest expense, net and income taxes	231,063	13.8	273,717	14.8	(15.6)
ROTC	25,291		28,123
Interest expense, net	22,555		25,728

Earnings before income taxes	$183,217		$219,866

Life Sciences:
     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the three and nine months ended April 30, 2009 and April 30, 2008:

Three Months Ended	Apr. 30, 2009	% of Sales	Apr. 30, 2008	% of Sales

Sales	$236,320		$252,996
Cost of sales	111,662	47.3	119,169	47.1

Gross margin	124,658	52.7	133,827	52.9
SG&A	62,454	26.4	67,763	26.8
Research and development	9,745	4.1	10,136	4.0

Operating profit	$52,459	22.2	$55,928	22.1

Nine Months Ended	Apr. 30, 2009	% of Sales	Apr. 30, 2008	% of Sales

Sales	$681,671		$712,090
Cost of sales	327,192	48.0	345,772	48.6

Gross margin	354,479	52.0	366,318	51.4
SG&A	181,924	26.7	192,492	27.0
Research and development	29,626	4.3	29,962	4.2

Operating profit	$142,929	21.0	$143,864	20.2

     The tables below present sales by market and geography within the Life Sciences segment for the three and nine months ended April 30, 2009 and April 30, 2008, including the effect of exchange rates for comparative purposes.

				Exchange	%
			%	Rate	Change in
Three Months Ended	Apr. 30, 2009	Apr. 30, 2008	Change	Impact	Local Currency
By Market
Medical (a)	$98,051	$102,245	(4.1)	$(9,560)	5.2
BioPharmaceuticals (a)	138,269	150,751	(8.3)	(17,374)	3.2

Total Life Sciences	$236,320	$252,996	(6.6)	$(26,934)	4.1

By Geography
Western Hemisphere	$92,170	$95,387	(3.4)	$(704)	(2.6)
Europe	107,663	125,068	(13.9)	(23,854)	5.2
Asia	36,487	32,541	12.1	(2,376)	19.4

Total Life Sciences	$236,320	$252,996	(6.6)	$(26,934)	4.1

(a)	Amounts reflect inclusion of the Laboratory market within the BioPharmaceuticals market effective August 1, 2008.

				Exchange	%
			%	Rate	Change in
Nine Months Ended	Apr. 30, 2009	Apr. 30, 2008	Change	Impact	Local Currency
By Market
Medical (a)	$287,344	$302,919	(5.1)	$(16,466)	0.3
BioPharmaceuticals (a)	394,327	409,171	(3.6)	(29,433)	3.6

Total Life Sciences	$681,671	$712,090	(4.3)	$(45,899)	2.2

By Geography
Western Hemisphere	$258,353	$278,286	(7.2)	$(1,670)	(6.6)
Europe	324,797	343,561	(5.5)	(42,100)	6.8
Asia	98,521	90,243	9.2	(2,129)	11.5

Total Life Sciences	$681,671	$712,090	(4.3)	$(45,899)	2.2

(a)	Amounts reflect inclusion of the Laboratory market within the BioPharmaceuticals market effective August 1, 2008.
     Life Sciences segment sales increased 4.1% and 2.2% in the quarter and nine months, respectively, compared to the same periods of fiscal year 2008. Increased pricing (driven by the Biopharmaceuticals market) contributed $4,285, or 1.7% and $9,173, or 1.2% to overall sales growth in the quarter and nine months, respectively. Life Sciences represented approximately 43% and 41% of total sales in the quarter and nine months, respectively, compared to 38% and 39% in the third quarter and nine months of fiscal year 2008.
     Within Life Sciences, Medical market sales, which now excludes the Laboratory market and represented approximately 40% of Life Sciences sales, increased 5.2% in the quarter. This increase was attributable to growth in Blood Filtration (+10.6%), the largest market served by Medical, accompanied by growth in the Hospital market (+7.7%). These increases were partly offset by a 7.2% decline in the Original Equipment Manufacturer (“OEM”) market (all geographies). For the nine months, Medical market sales were flat as growth in the Hospital (+4.8%) and OEM (+1.1%) markets were offset by a decline in Blood Filtration (-3.1%). The growth in the Blood Filtration market in the quarter was attributable to increased sales to independent blood centers in the U.S., growth in Europe in several countries (U.K., Germany and Russia) and increased sales in Asia driven by the adoption of universal leukoreduction in Australia. The decline in the Blood Filtration market for the nine months primarily relates to decreased volume to several large customers in the Western Hemisphere partly offset by increased sales to independent blood centers in the U.S. and growth in Europe and Asia as discussed above. The growth in Hospital sales in the quarter was primarily driven by increased point of use water filter sales in the U.S. related to a Legionella outbreak and in Europe (market penetration into Germany and Austria). The growth in Hospital sales in the nine months was primarily driven by increased point of use water filter sales in the United States related to Legionella outbreaks and in Europe (Germany) accompanied by increased breathing and intravenous filter sales as a result of seasonal influenza.

     Sales in the quarter in the BioPharmaceuticals market, which now includes the Laboratory market, previously reported in Medical, increased 3.2% compared to the third quarter of fiscal year 2008. By geography, growth in Europe (+5.5%), the Company’s largest geographic BioPharmaceuticals market, and in Asia (+24.6%), was partly offset by a decline in the Western Hemisphere (-9.9%). Within BioPharmaceuticals, growth in the Pharmaceuticals market (formerly named BioPharmaceuticals market) of 5.9% was partly offset by a decline in the Laboratory market of 12.2%. The increase in the Pharmaceuticals market in the quarter reflects an increase in systems sales of 6.5% (Europe and Asia) accompanied by growth in consumables sales of 6% contributed by all geographies. The decline in Laboratory sales in the quarter reflects softness in the end-user Western Hemisphere and European markets and lumpiness of shipments in Europe. For the nine months, sales in the BioPharmaceuticals market increased 3.6% compared to the nine months of fiscal year 2008. By geography, growth in Europe (+6.5%) and in Asia (+14.8%) was partly offset by a decline in the Western Hemisphere (-7%). Within BioPharmaceuticals, sales in the Laboratory market grew 6.4% while sales in the Pharmaceuticals market grew 3.1%. The growth in the nine months in Laboratory sales reflects double-digit growth in Europe and Asia. Laboratory sales were down in the Western Hemisphere reflecting the softness in the third quarter. In Europe, growth was driven by strong sales in Germany, Spain and France. Key products driving growth in Europe are life sciences research products as well as products for analytical sample preparation. In Asia, growth was strongest in China, with Korea, Taiwan and Singapore growing as well, reflecting the results of the Company’s investments in the region to take advantage of expanding market opportunities. The increase in the Pharmaceuticals sales reflects growth in consumables sales of 4.2% partly offset by a decrease in systems sales of 5.5%. The growth in consumables sales reflects increases in all geographies, with growth in Asia (the Company’s smallest Pharmaceuticals market) quite strong. Key drivers of consumables growth are the Company’s virus removal filters for plasma derived therapeutics and vaccines. Increased adoption of the Company’s single-use processing technologies by customers is also driving growth. The decrease in systems sales was related to a slowdown in the Western Hemisphere partly offset by growth in Europe related to ongoing investment in new manufacturing capacity for biological drugs and in Asia, related to a systems project in Singapore.
     Life Sciences gross margins decreased 20 basis points to 52.7% from 52.9% in the third quarter of fiscal year 2008. The decrease in gross margins reflects the impact of a change in market mix (higher percentage of Medical versus BioPharmaceuticals sales) and inflation of manufacturing costs partly offset by improved pricing that contributed approximately 90 basis points in margin. For the nine months, Life Sciences gross margins increased 60 basis points to 52.0% from 51.4% in the nine months of fiscal year 2008. The improvement in gross margins was principally driven by improved pricing that contributed approximately 65 basis points in margin and a shift in product mix to a lower percentage of systems sales (about 5% of total Life Sciences sales compared to 6% in the nine months of fiscal year 2008), partly offset by the impact of a change in market mix (higher percentage of Medical versus BioPharmaceuticals sales) and inflation of manufacturing costs.
     SG&A expenses decreased by $5,309, or 7.8% (an increase of 3.1% in local currency), compared to the third quarter of fiscal year 2008. The increase in SG&A dollars was primarily due to increased selling expenses. SG&A as a percentage of sales decreased to 26.4% from 26.8% in the third quarter of fiscal year 2008. The improvement in SG&A as a percentage of sales reflects the impact of the Company’s cost reduction initiatives. For the nine months, SG&A expenses decreased by $10,568, or 5.5% (up 1.1% in local currency), compared to the nine months of fiscal year 2008. SG&A as a percentage of sales for the nine months decreased to 26.7% from 27% in the same period last year also reflecting cost reduction initiatives.
     R&D expenses were $9,745 compared to $10,136 in the third quarter of fiscal year 2008, a decrease of 3.9% (an increase of 4.1% in local currency). As a percentage of sales, R&D expenses were 4.1% compared to 4% in the third quarter of fiscal year 2008. For the nine months, R&D expenses were $29,626 compared to $29,962 in the nine months of fiscal year 2008, a decrease of 1.1% (an increase of 5.3% in local currency). As a percentage of sales, R&D expenses were 4.3% compared to 4.2% in the nine months of fiscal year 2008. Increased spending in the quarter and nine months primarily reflects investments in the BioPharmaceuticals market, including spending at GeneSystems, which was acquired on September 2, 2008.
     Operating profit dollars in the quarter decreased about 6.2% to $52,459. In local currency, operating profit increased 6.3% in the quarter. Operating margin improved slightly to 22.2% from 22.1% in the third quarter of fiscal year 2008. For the nine months, operating profit dollars decreased less than 1% to $142,929 from $143,864 in the nine months of fiscal year 2008. In local currency, operating profit increased 6.8% in the nine months. Operating margin improved to 21% from 20.2% in the nine months of fiscal year 2008.

     Industrial:
     Presented below are summary Statements of Operating Profit for the Industrial segment for the three and nine months ended April 30, 2009 and April 30, 2008.

Three Months Ended	Apr. 30, 2009	% of Sales	Apr. 30, 2008	% of Sales
Sales	$319,563		$408,684
Cost of sales	179,991	56.3	219,545	53.7

Gross margin	139,572	43.7	189,139	46.3
SG&A	92,530	29.0	114,557	28.0
R&D	6,473	2.0	8,401	2.1

Operating profit	$40,569	12.7	$66,181	16.2

Nine Months Ended	Apr. 30, 2009	% of Sales	Apr. 30, 2008	% of Sales
Sales	$995,530		$1,136,344
Cost of sales	550,039	55.3	630,104	55.5

Gross margin	445,491	44.7	506,240	44.5
SG&A	290,990	29.2	315,977	27.8
R&D	22,944	2.3	23,562	2.0

Operating profit	$131,557	13.2	$166,701	14.7

     The tables below present sales by market and geography within the Industrial segment for the three and nine months ended April 30, 2009 and April 30, 2008, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change
			%	Rate	in Local
Three Months Ended	Apr. 30, 2009	Apr. 30, 2008	Change	Impact	Currency

By Market
Energy, Water & Process Technologies (a)	$207,382	$252,253	(17.8)	$(27,065)	(7.1)
Aerospace & Transportation	73,842	79,143	(6.7)	(7,820)	3.2
Microelectronics	38,339	77,288	(50.4)	(3,645)	(45.7)

Total Industrial	$319,563	$408,684	(21.8)	$(38,530)	(12.4)

By Geography
Western Hemisphere	$98,557	$108,621	(9.3)	$(2,423)	(7.0)
Europe	114,511	170,688	(32.9)	(26,961)	(17.1)
Asia	106,495	129,375	(17.7)	(9,146)	(10.6)

Total Industrial	$319,563	$408,684	(21.8)	$(38,530)	(12.4)

(a)	Formerly General Industrial.

					%
				Exchange	Change
			%	Rate	in Local
Nine Months Ended	Apr. 30, 2009	Apr. 30, 2008	Change	Impact	Currency

By Market
Energy, Water & Process Technologies (a)	$626,313	$692,947	(9.6)	$(46,200)	(2.9)
Aerospace & Transportation	212,925	216,415	(1.6)	(14,908)	5.3
Microelectronics	156,292	226,982	(31.1)	(3,470)	(29.6)

Total Industrial	$995,530	$1,136,344	(12.4)	$(64,578)	(6.7)

By Geography
Western Hemisphere	$300,521	$304,530	(1.3)	$(5,250)	0.4
Europe	364,031	452,456	(19.5)	(48,533)	(8.8)
Asia	330,978	379,358	(12.8)	(10,795)	(9.9)

Total Industrial	$995,530	$1,136,344	(12.4)	$(64,578)	(6.7)

(a)	Formerly General Industrial.
     Industrial segment sales decreased 12.4% and 6.7% in the quarter and nine months respectively, as declines in the EWPT and Microelectronics markets were partly offset by growth in the Aerospace & Transportation market. Increased pricing, largely driven by the EWPT and Aerospace & Transportation markets, contributed $5,994 and $11,713 to overall sales in the quarter and nine months, respectively. Industrial systems sales increased 1.2% in the quarter compared to the third quarter of fiscal year 2008 driven by the Municipal Water market, while systems sales in all of the other Industrial markets were down. Industrial consumables sales decreased 15.6% in the quarter, reflecting declines in all markets with the exception of Energy, within the EWPT market, and both Military and Commercial Aerospace, within the Aerospace & Transportation market. For the nine months, Industrial systems sales increased 2.6% compared to the nine months of fiscal year 2008. The increase in systems sales in the nine months reflects growth in the Food & Beverage and Municipal Water markets reported within EWPT, partly offset by declines in all other Industrial markets. Industrial consumables sales decreased 8.7% in the nine months, reflecting the same trend evident in the quarter. Industrial represented approximately 57% and 59% of total sales in the quarter and nine months, respectively, compared to 62% and 61% in the third quarter and nine months of fiscal year 2008.
     EWPT market sales, which account for about 60% of the Industrial segment, decreased 7.1% in the quarter, with sales in all markets down compared to the third quarter of fiscal year 2008, with the exception of Municipal Water which grew 26.3%. The largest decline was seen in the Industrial Manufacturing market, which is the most susceptible to macroeconomic pressures. For the nine months, EWPT market sales decreased 2.9% as declines in the Industrial Manufacturing and Food & Beverage markets were partly offset by growth in the Municipal Water market. Sales in the energy-related market were flat for the nine months.
     Municipal Water sales increased 26.3% and 11.4% in the quarter and nine months respectively, compared to the same periods of fiscal year 2008. By geography, the sales growth in the quarter and nine months was driven by the Western Hemisphere and Asia. The sales growth in the Western Hemisphere was primarily attributable to surface water treatment projects driven by government regulations, solutions for which the Company is strategically situated to provide. The growth in Asia was attributable to systems projects for drinking water. Municipal Water sales were down in Europe in the quarter and nine months primarily relates to a slowdown of projects in Eastern Europe due to economic conditions in the region.

     Sales in the energy-related market decreased 1% in the quarter, reflecting a double-digit decline in systems sales partly offset by an increase in consumables sales of 1%. The decline in systems sales reflects a decrease in the Western Hemisphere (Power Generation and Fuels and Chemicals markets) and in Europe (Fuels and Chemicals market) partly offset by growth in Asia (Power Generation and Fuels and Chemicals markets). The increase in consumables sales reflects growth in Asia (Power Generation and Fuels and Chemicals markets) offset by declines in the Western Hemisphere (Power Generation and Fuels and Chemicals markets) and in Europe (Fuels and Chemicals market). The increase in consumables sales in Asia was driven by strong growth in China. The decline in consumables sales in the Western Hemisphere and Europe in the Fuels and Chemicals market reflects a downturn in the plastics, chemicals, automobile and housing markets. Sales in the energy-related market for the nine months were flat, reflecting a high single-digit decline in systems sales partly offset by an increase in consumables sales of 1.9%. The decline in systems sales reflects a decrease in the Western Hemisphere (Power Generation and Fuels and Chemicals markets) partly offset by growth in Europe and Asia (Power Generation and Fuels and Chemicals markets). The growth in Consumables sales were primarily driven by Asia. Market opportunities and growth drivers in the energy-related market continue to be alternative energy projects and investments in power generation infrastructure.
     Food and Beverage sales decreased 12.4% in the quarter reflecting a decline in systems sales of 15.7% (attributable to Europe) and decreased sales of consumables of 10.5% (all geographies). Sales in Europe, the Company’s largest geographic Food & Beverage market, were down 19.4%. The decline in Europe reflects decreased sales in Eastern Europe due to poor economic conditions in the region, a slowdown in the beer and bottled water sector and a general slowing in capital projects. In the Western Hemisphere, sales increased 1.4%, as growth in systems sales were partly offset by a decline in consumables. In Asia, sales were flat in the quarter. Food and Beverage sales in the nine months decreased 1.6%, reflecting growth in systems sales of 20.2% (Western Hemisphere and Asia contributing) partly offset by a decline in consumables of 5.9% (attributable to Western Hemisphere and Europe). By geography, sales in Europe were down 9.6% partly mitigated by growth in the Western Hemisphere of 25.3% and in Asia of 9.4%. The decline in sales in Europe for the nine months reflect the same factors as in the quarter. Growth in both the Western Hemisphere and Asia was driven by strong systems sales. These two regions also have benefited from expanded market share.
     Sales in the Industrial Manufacturing market decreased 28.5% and 18.1% in the quarter and nine months, respectively. All geographies reported decreased sales in the quarter and nine months compared to the prior periods. Sales growth was negatively impacted by the global macroeconomic environment, particularly in the steel, automotive, metals, mining and paper sectors.
     Aerospace & Transportation sales increased 3.2% in the quarter. The increase in sales in the quarter was driven by growth in the Commercial and Military markets of 24.6% and 10.9%, respectively, partly offset by a decline in the Transportation market of 39%. The increase in the Commercial portion of this market primarily reflects the increased sales of spares in Europe, some of which is timing related. The growth in Military sales was primarily driven by CH-47 helicopter product shipments to the U.S. Army and increased OEM platform builds in the Western Hemisphere. The decrease in the Transportation market primarily reflects decreased sales to the construction and truck industries in all geographies. In the nine months, Aerospace & Transportation sales increased 5.3%. The increase in sales in the nine months was driven by growth in the Commercial and Military markets of 4.9% and 19.5%, respectively, partly offset by a decline in the Transportation market of 18.5%. The increase in the Commercial portion of this market primarily reflects increased sales of spares in Europe partly offset by a decrease in aftermarket sales in the Western Hemisphere in part due to airlines taking planes out of service. The growth in Military sales was primarily driven by CH-47 helicopter product shipments, increased OEM platform builds in the Western Hemisphere and growth in Europe (primarily Germany and France). The decline in the Transportation market for the nine months primarily reflects decreased sales to the construction and truck industries in Europe.
     Microelectronics sales decreased 45.7% and 29.6% in the quarter and nine months, respectively, reflecting decreases in all geographies. Overall, the sales decreases reflect the weakness in the semiconductor and consumer electronics markets related to the global economic environment.

     Industrial gross margins decreased 260 basis points to 43.7% from 46.3% in the third quarter of fiscal year 2008. Gross margins were negatively impacted by a shift in product mix to a higher percentage of systems sales (about 19% of total Industrial sales compared to 17% in the third quarter of fiscal year 2008), a change in market mix resulting from decreased sales in higher margin markets such as Microelectronics and Industrial Manufacturing and reduced absorption of manufacturing overhead resulting from lower volumes. These negative impacts were partly offset by improved pricing, which contributed about 100 basis points in margin, and the effects of the ongoing cost reduction and lean manufacturing initiatives, which offset inflation of manufacturing costs. For the nine months, Industrial gross margins increased 20 basis points to 44.7% from 44.5% in the nine months of fiscal year 2008. The increase in gross margins reflects improved pricing, which contributed about 65 basis points in margin, and the effects of the ongoing cost reduction and lean manufacturing initiatives, which offset inflation of manufacturing costs. These positive factors were partly offset by a shift in product mix to a higher percentage of systems sales (about 16.5% of total Industrial sales compared to about 15.5% in the nine months of fiscal year 2008), a change in market mix and reduced absorption of manufacturing overhead resulting from lower volumes as discussed above.
     SG&A expenses decreased by $22,027, or 19.2% (10.1% in local currency), compared to the third quarter of fiscal year 2008. The decline in SG&A dollars in the quarter primarily reflects savings realized from headcount reductions due to the economic downturn and other cost reduction and control initiatives. SG&A expenses as a percentage of sales was 29% compared to 28% in the third quarter of fiscal year 2008, primarily attributable to the decline in sales in the quarter. For the nine months, SG&A expenses decreased by $24,987 or 7.9% (2.3% in local currency), compared to the same period last year. The decrease in SG&A reflects the impact of cost reduction initiatives as discussed above. SG&A expenses as a percentage of sales was 29.2% compared to 27.8% in the nine months of fiscal year 2008 reflecting the decline in sales.
     R&D expenses decreased 23% (21% in local currency) to $6,473 from $8,401 in the third quarter of fiscal year 2008 primarily related to savings realized from reduced short-term spending due to the economic downturn. As a percentage of sales, R&D expenses were 2% compared to 2.1% in the third quarter of fiscal year 2008. For the nine months, R&D expenses decreased 2.6% (1.8% in local currency) to $22,944 compared to $23,562 in the nine months of fiscal year 2008. As a percentage of sales, R&D expenses were 2.3% compared to 2% in the nine months of fiscal year 2008.
     As a result of the above factors, operating profit dollars decreased 38.7% in the quarter to $40,569. In local currency, operating profit decreased 28.7% in the quarter. Operating margin decreased to 12.7% from 16.2% in the third quarter of fiscal year 2008. For the nine months, operating profit dollars decreased 21.1% to $131,557. In local currency, operating profit decreased 15.6% in the nine months. Operating margin decreased to 13.2% from 14.7% in the nine months of fiscal year 2008.
     Corporate:
     Corporate expenses in the quarter increased by $598 or 4.5% to $13,763 from $13,165 in the third quarter of fiscal year 2008. Corporate expenses in the nine months of fiscal year 2009 increased by $6,575 or 17.8% to $43,423 from $36,848 in the nine months of fiscal year 2008. The increase in Corporate expenses for the nine months primarily reflects increased consulting costs related to the Company’s pricing and enterprise risk management initiative, foreign currency transaction losses, increased stock compensation and increased payroll related to additions to Corporate staff.
Liquidity and Capital Resources
     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $616,700 at April 30, 2009 as compared with $660,000 at July 31, 2008. Based on discussions with various tax authorities, the Company believes it is reasonably possible that the gross amount of unrecognized tax benefits will decrease by approximately $96,254 within the next 12 months. As a result, the Company has reclassified $92,558 from non-current income tax liabilities to current tax liabilities. In addition, the Company reclassified $65,985 of non-current prepaid income tax included in other non-current assets as of July 31, 2008 to other current assets as of April 30, 2009 as this amount could be utilized in the resolution of the unrecognized tax benefits. These reclassifications reduced non-cash working capital by $26,573 compared to July 31, 2008. Excluding these reclassifications and the effect of foreign exchange, non-cash working capital increased approximately $59,000 compared to July 31, 2008. The increase in non-cash working capital primarily reflects a reduction in accounts payable and other current liabilities related to reduced spending.

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In comparing spot exchange rates at April 30, 2009 to those at July 31, 2008, the Euro and the British Pound have weakened against the U.S. dollar, while the Japanese Yen has strengthened against the U.S. dollar. The effect of foreign exchange decreased non-cash working capital by $75,781, including net inventory, net accounts receivable and other current assets by $45,564, $58,186 and $11,511, respectively, as compared to July 31, 2008. Additionally, foreign exchange decreased accounts payable and other current liabilities by $37,168 and current income tax payable by $2,312.
     Net cash provided by operating activities in the nine months of fiscal year 2009 was $154,912 as compared to $16,455 in the nine months of fiscal year 2008, an increase of $138,457. Net cash provided by operating activities in the nine months of fiscal year 2008 reflected a tax payment of $135,000 to the Internal Revenue Service. Excluding this item, net cash provided by operating activities increased $3,457.
     Accounts receivable days sales outstanding (“DSO”) for the quarter ended April 30, 2009 was 77 days, on par with the quarter ended April 30, 2008, including the impact of exchange rates (DSO excluding the impact of exchange rates was also on par with the same period last year). Inventory turns were 2.6 for the four quarters ended April 30, 2009, on par with the four quarters ended April 30, 2008.
     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $62,381 in the nine months of fiscal year 2009, as compared with $(60,011) in the nine months of fiscal year 2008. The increase in free cash flow reflects the increase in net cash provided by operating activities as discussed above partly offset by an increase in capital expenditures primarily related to the Company’s facilities rationalization program. The Company is preparing to close its East Hills, NY headquarters and combine its operations into an existing facility in nearby Port Washington, NY. Company management believes this measure is important because it is a key element of its planning. The Company utilizes free cash flow as one way to measure its current and future financial performance. The following table reconciles free cash flow to net cash provided by operating activities.

	Apr. 30, 2009	Apr. 30, 2008

Net cash provided/(used) by operating activities	$154,912	$16,455
Less capital expenditures	92,531	76,466

Free cash flow	$62,381	$(60,011)

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 27.2% at April 30, 2009 as compared to 22.1% at July 31, 2008. Net debt increased by approximately $76,900 compared with July 31, 2008, comprised of a decrease in cash and cash equivalents of $100,700 partly offset by a decrease in gross debt of $45,200. Significant uses of cash in the nine months included the acquisition of GeneSystems ($37,249), the repurchases of stock ($64,884) and the repayment of approximately $150,000 of foreign debt, which bear higher rates than U.S. borrowing rates, partly offset by borrowings in the U.S. The impact of foreign exchange rates increased net debt by about $21,400. The Company was in compliance with all financial covenants of its various debt agreements as of April 30, 2009.
     The Company manages certain financial exposures through a risk management program that includes the use of foreign exchange and interest rate derivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard and Poors and Moody’s Investor Services, in accordance with the Company’s policies. The Company does not utilize derivative instruments for trading or speculative purposes.
     The risk management objective of holding a floating-to-fixed interest rate swap is to lock in fixed interest cash outflows on a floating rate debt obligation. The associated risk is created by changes in market interest rates in Japan. The Company has an outstanding JPY loan with variable interest rates based on JPY-LIBOR-BBA. The Company meets the stated risk management objective by holding a floating-to-fixed interest rate swap resulting in a fixed interest cash flow for the JPY loan. The cash flow hedge consists of an interest rate swap with a notional value of JPY 9 billion. Including the impact of this floating-to-fixed interest rate swap, the Company’s ratio of fixed to variable rate debt is 54% to 46%.

     The Company conducts transactions in currencies other than their functional currency. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and liabilities resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates. The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three and nine months ended April 30, 2009 was $152,198 and $391,516, respectively. The notional amount of foreign currency forward contracts outstanding as of April 30, 2009 was $97,401. The Company’s foreign currency balance sheet exposures resulted in the recognition within SG&A of a loss of approximately $1,870 and a gain of $12,663 in the three and nine months ended April 30, 2009, respectively, before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A was a loss of approximately $424 and a gain of approximately $1,049 in the quarter and nine months ended April 30, 2009, respectively.
     The Company utilizes cash flow generated from operations and its revolving credit facility to meet its short-term liquidity needs. Company management considers its existing lines of credit, along with the cash typically generated from operations, to be sufficient to meet its short-term liquidity needs.
     Capital expenditures were $92,531 in the nine months of fiscal year 2009 ($34,144 expended in the current quarter). Depreciation expense was $19,117 and $59,428 in the quarter and nine months, respectively. Amortization expense was $2,696 and $7,351 in the quarter and nine months, respectively.
     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. At July 31, 2008 there was $199,382 available to be expended under this authorization. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company repurchased stock of $64,884 in the nine months of fiscal year 2009 and as such there was $484,498 remaining at April 30, 2009 under the current stock repurchase programs. Net proceeds from stock plans were $15,329 in the nine months of fiscal year 2009.
     In the nine months of fiscal year 2009, the Company paid dividends of $47,862, an increase of about 8% compared to the nine months of fiscal year 2008. The Company increased its quarterly dividend by 11.5% from 13 cents to 14.5 cents per share, effective with the dividend declared on January 22, 2009.
Recently Issued Accounting Pronouncements
     Effective August 1, 2008, the Company adopted, on a prospective basis, certain required provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). The provisions not yet adopted by the Company relate to non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis, as permitted under FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”). Those remaining aspects of SFAS No. 157 for which the effective date was deferred by FSP FAS No. 157-2 are being evaluated by the Company and will be effective for the first quarter of fiscal year 2010.
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
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. FAS 132(R)-1”) to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. The Company will provide the disclosure required under FAS No. FAS 132(R)-1 beginning with its annual report on Form 10-K for fiscal year 2010. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” principally to require publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. The adoption of this disclosure-only guidance will not have an impact on the Company’s consolidated financial results and is effective beginning with its first quarter of fiscal year 2010.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which modified existing requirements regarding the recognition of other-than-temporary impairments on debt securities. Under the modified guidance, an entity must assess if it (a) has the intent to sell the debt security, or (b) is more likely than not that the entity will be required to sell the debt security before its anticipated recovery (for example, if its cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before the forecasted recovery occurs). This guidance is effective beginning with the Company’s first quarter of fiscal year 2010.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In addition, an entity is required to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is to be applied prospectively and is effective for the Company beginning with its fourth quarter of fiscal year 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     There is no material change in the market risk information disclosed in Item 7A of the 2008 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES.
     There are some changes to the company’s controls and procedures which, taken together, are expected to have a favorable impact on the Company’s controls over a multi-year period. There are a number of significant business improvement initiatives designed to improve processes and enhance customer and supplier relationships and opportunities. These include information systems upgrades and integrations that are in various phases of planning or implementation and contemplate enhancements of ongoing activities to support the growth of the Company’s financial shared service capabilities and standardization of its financial systems. The Company is employing a project management and phased implementation approach that will provide continued monitoring and assessment in order to maintain the effectiveness of internal control over financial reporting during and subsequent to implementation of these initiatives.

     In connection with the business improvement initiatives discussed above, during the second and third quarters of fiscal year 2009, certain subsidiaries in the Western Hemisphere implemented a modified procurement-to-payment process, which includes a new procurement-to-payment system.
     Except as noted above, there have been no changes in the Company’s internal control over financial reporting during the third quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
(In thousands)
     As previously disclosed in the 2008 Form 10-K, the Company is subject to various regulatory proceedings and litigation, including with respect to various environmental matters. The information in the 2008 Form 10-K was updated in Part II — Item 1 — Legal Proceedings, in the Company’s Form 10-Q for the first and second quarters of fiscal year 2009. Reference is also made to Note 7, Contingencies and Commitments, to the accompanying condensed consolidated financial statements.
Environmental Matters:
     The Company’s condensed consolidated balance sheet at April 30, 2009 includes liabilities for environmental matters of approximately $13,367, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.
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

Pall Corporation
June 9, 2009	/s/ LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer and Treasurer

/s/ FRANCIS MOSCHELLA
Francis Moschella
Vice President — Corporate Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3(i)*	Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	By-Laws of the Registrant as amended effective April 1, 2009, filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on April 7, 2009.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated herein by reference.

†	Exhibit filed herewith.