Form 10-Q
period 2009-10-31
PALL CORP
filed 2009-12-10
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 001- 04311

PALL CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1541330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 Harbor Park Drive, Port Washington, NY	11050
(Address of principal executive offices)	(Zip Code)

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

     The number of shares of the registrant’s common stock outstanding as of December 3, 2009 was 117,361,998.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of October 31, 2009 and July 31, 2009.	3
	Condensed Consolidated Statements of Earnings for the three months ended
	October 31, 2009 and October 31, 2008.	4
	Condensed Consolidated Statements of Cash Flows for the three months ended
	October 31, 2009 and October 31, 2008.	5
	Notes to Condensed Consolidated Financial Statements.	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30
Item 4.	Controls and Procedures.	31
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	32
Item 1A.	Risk Factors.	33
Item 6.	Exhibits.	33
SIGNATURES		34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Oct. 31, 2009	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$433,534	$414,011
Accounts receivable	546,225	561,063
Inventories	419,180	413,278
Prepaid expenses	40,012	32,204
Other current assets	157,545	149,894
Total current assets	1,596,496	1,570,450
Property, plant and equipment	698,896	681,658
Goodwill	284,875	282,777
Intangible assets	62,228	63,751
Other non-current assets	238,862	242,176
Total assets	$2,881,357	$2,840,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$45,130	$42,371
Accounts payable and other current liabilities	403,038	422,794
Income taxes payable	117,333	137,846
Current portion of long-term debt	102,306	97,432
Dividends payable	—	16,947
Total current liabilities	667,807	717,390
Long-term debt, net of current portion	577,765	577,666
Income taxes payable – non-current	136,163	133,919
Deferred taxes and other non-current liabilities	304,369	297,239
Total liabilities	1,686,104	1,726,214

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	202,176	197,759
Retained earnings	1,283,180	1,237,735
Treasury stock, at cost	(339,467)	(354,274)
Stock option loans	(338)	(435)
Accumulated other comprehensive income/(loss):
Foreign currency translation	141,677	127,015
Pension liability adjustment	(108,977)	(108,977)
Unrealized investment gains	4,630	3,423
Unrealized losses on derivatives	(424)	(444)
	36,906	21,017
Total stockholders’ equity	1,195,253	1,114,598
Total liabilities and stockholders’ equity	$2,881,357	$2,840,812

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	Oct. 31, 2009	Oct. 31, 2008
Net sales	$546,939	$578,022
Cost of sales	276,741	298,631
Gross profit	270,198	279,391

Selling, general and administrative expenses	176,658	180,506
Research and development	17,249	18,933
Restructuring and other charges, net	4,057	8,175
Interest (income)/expense, net	(2,606)	9,426
Earnings before income taxes	74,840	62,351
Provision for income taxes	7,857	19,264

Net earnings	$66,983	$43,087

Earnings per share:
Basic	$0.57	$0.36
Diluted	$0.56	$0.36

Dividends declared per share	$0.145	$0.13

Average shares outstanding:
Basic	117,686	119,363
Diluted	118,847	120,520

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	Oct. 31, 2009	Oct. 31, 2008
Operating activities:
Net cash provided by operating activities	$73,040	$50,854

Investing activities:
Capital expenditures	(37,081)	(26,287)
Proceeds from sale of retirement benefit assets	5,273	4,748
Purchases of retirement benefit assets	(5,526)	(5,669)
Disposals of fixed assets	107	2,053
Acquisitions of businesses, net of disposals
and cash acquired	—	(36,832)
Other	(1,076)	(1,055)
Net cash used by investing activities	(38,303)	(63,042)

Financing activities:
Notes payable	2,622	17,711
Dividends paid	(33,913)	(15,501)
Net proceeds from stock plans	8,162	6,984
Purchase of treasury stock	—	(49,894)
Long-term borrowings	—	33,578
Repayments of long-term debt	(532)	(134,334)
Excess tax benefits from stock-based compensation
arrangements	291	449
Net cash used by financing activities	(23,370)	(141,007)
Cash flow for period	11,367	(153,195)
Cash and cash equivalents at beginning of year	414,011	454,065
Effect of exchange rate changes on cash and cash
equivalents	8,156	(34,567)
Cash and cash equivalents at end of period	$433,534	$266,303
Supplemental disclosures:
Interest paid	$10,243	$18,378
Income taxes paid (net of refunds)	23,393	19,692

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial information of Pall Corporation and its subsidiaries (hereinafter collectively called the “Company”) included herein is unaudited. Such information reflects all adjustments of a normal recurring nature, which are, in the opinion of Company management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (“2009 Form 10-K”).

     The Company has evaluated subsequent events for possible disclosure through December 10, 2009, the date the financial statements are issued, noting no events that would require adjustment to, or disclosures in, the unaudited condensed consolidated financial statements as of and for the period ended October 31, 2009.

NOTE 2 - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). In addition, this guidance also recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This new guidance is effective with the Company’s first quarter of fiscal 2010. The ASC does not change current GAAP other than the manner in which new accounting guidance is referenced, and the adoption of this authoritative guidance did not have an impact on the Company’s condensed consolidated financial statements.

     In April 2009, the FASB issued authoritative guidance that requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. This new guidance is effective with the Company’s first quarter of fiscal year 2010. See Note 13, Investment Securities, for the required disclosures.

     In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing authoritative guidance. This new guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This new guidance is effective with the Company’s first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have any impact on the Company’s condensed consolidated financial statements.

     In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This new guidance is effective with the Company’s first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have any impact on the Company’s condensed consolidated financial statements.

     In February 2008, the FASB issued authoritative guidance that permitted the delayed application of fair value measurement accounting for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The Company’s non-financial assets and liabilities subject to this guidance principally consist of intangible assets acquired through business combinations and long-lived assets. This new guidance is effective with the Company’s first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have any impact on the Company’s condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     In December 2007, the FASB issued authoritative guidance related to the accounting for business combinations. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance is effective with the Company’s first quarter of fiscal year 2010. The impact of adopting this authoritative guidance will generally only impact the accounting for future business combinations and will impact certain aspects of business combination accounting, such as transaction costs and certain merger-related restructuring reserves. One exception to the prospective application of this guidance relates to accounting for income taxes associated with business combinations that closed prior to the beginning of the Company’s first quarter of fiscal year 2010. Once the purchase accounting measurement period closes for these acquisitions, any further adjustments to income taxes recorded as part of these business combinations will impact income tax expense. Previously, further adjustments were predominantly recorded as adjustments to goodwill. The Company did not have any acquisitions during the first quarter of fiscal year 2010. The total amount of such unrecognized income tax benefits as of August 1, 2009 that would impact the effective tax rate was $15,288.

     In December 2007, the FASB issued authoritative guidance related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, this guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This new guidance is effective with the Company’s first quarter of fiscal 2010. The adoption of this authoritative guidance did not have any impact on the Company’s condensed consolidated financial statements.

NOTE 3 - BALANCE SHEET DETAILS

     The following tables provide details of selected balance sheet items:

	Oct. 31, 2009	July 31, 2009
Accounts receivable:
Billed	$461,724	$464,023
Unbilled	96,096	107,642
Total	557,820	571,665
Less: Allowances for doubtful accounts	(11,595)	(10,602)
	$546,225	$561,063

     Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Oct. 31, 2009	July 31, 2009
Inventories:
Raw materials and components	$116,246	$115,274
Work-in-process	60,204	55,409
Finished goods	242,730	242,595
	$419,180	$413,278

	Oct. 31, 2009	July 31, 2009
Property, plant and equipment:
Property, plant and equipment	$1,551,213	$1,512,624
Less: Accumulated depreciation
and amortization	(852,317)	(830,966)
	$698,896	$681,658

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

     The following table presents goodwill, allocated by reportable segment.

	Oct. 31, 2009	July 31, 2009
Life Sciences	$92,808	$91,361
Industrial	192,067	191,416
	$284,875	$282,777

     The change in the carrying amount of goodwill is attributable to changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.

     Intangible assets, net, consist of the following:

	Oct. 31, 2009
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$97,361	$51,694	$45,667
Customer-related	13,950	1,676	12,274
Trademarks	6,448	3,876	2,572
Other	3,827	2,112	1,715
	$121,586	$59,358	$62,228

	July 31, 2009
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$96,421	$49,680	$46,741
Customer-related	13,910	1,297	12,613
Trademarks	6,379	3,712	2,667
Other	3,780	2,050	1,730
	$120,490	$56,739	$63,751

     Amortization expense for intangible assets for the three months ended October 31, 2009 and October 31, 2008 was $2,621 and $2,262, respectively. Amortization expense is estimated to be approximately $7,513 for the remainder of fiscal year 2010, $10,168 in fiscal year 2011, $9,901 in fiscal year 2012, $6,919 in fiscal year 2013, $5,832 in fiscal year 2014 and $4,543 in fiscal year 2015.

NOTE 5 - TREASURY STOCK

     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the three months ended October 31, 2009, the Company did not purchase shares in open-market transactions. At October 31, 2009, $452,943 remained available to be expended under the current stock repurchase programs. Repurchased shares are held in treasury for use in connection with the Company’s stock-based compensation plans and for general corporate purposes.

     During the three months ended October 31, 2009, 464 shares were issued under the Company’s stock-based compensation plans. At October 31, 2009, the Company held 10,619 treasury shares.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6 - CONTINGENCIES AND COMMITMENTS

     With respect to the matters described in Note 15, Contingencies and Commitments, to the consolidated financial statements included in the 2009 Form 10-K, under the heading Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or related receivables for insurance recoveries have been reflected in the condensed consolidated financial statements as of October 31, 2009 as these amounts are not currently estimable.

Federal Securities Class Actions:

     As previously disclosed in Part 1 – Item 3 – Legal Proceedings in the 2009 Form 10-K, the U.S. District Court for the Eastern District of New York consolidated four putative class action lawsuits filed against the Company and certain members of its management team alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Exchange Act Rule 10b-5 relating to the Company’s understatement of certain U.S. federal income tax payments and its provision for income taxes in certain prior periods (as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K). On September 21, 2009, the Court denied the Company’s motion to dismiss the consolidated amended complaint. On October 9, 2009, the Company moved for certification for interlocutory appeal, and the Court denied the motion by Memorandum and Order entered November 25, 2009.

Environmental Matters:

     With respect to the environmental matters at the Company’s Glen Cove, New York site, previously disclosed in Part I — Item 3 — Legal Proceedings in the Company’s 2009 Form 10-K, the Company and the New York State Department of Environmental Conservation executed on September 23, 2009 a Consent Decree settling liability for the shallow and intermediate groundwater zones, termed OU-1. On October 23, 2009, the Consent Decree was entered by the clerk of the federal District Court for the Eastern District of New York and became effective. Pursuant to the Consent Decree, the Company agreed to pay $2 million (which was previously accured) in exchange for a broad release of OU-1 claims and liability. The settlement payment of $2 million, which was due by November 23, 2009, was paid by the Company on November 19, 2009. Claims and losses arising out of or in connection with the deep groundwater zone, termed OU-2, and any damages to the State’s natural resource are not covered by the Consent Decree and are thus excluded from the settlement. As previously disclosed in Part I — Item 3 — Legal Proceedings in the Company’s 2009 Form 10-K, the New York State Department of Environmental Conservation’s OU-2 investigation continues to be ongoing.

     The Company’s condensed consolidated balance sheet at October 31, 2009 includes liabilities for environmental matters of approximately $11,953, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements. The Company is currently in negotiations with the Michigan Department of Environmental Quality regarding its Comprehensive Proposal to Modify Cleanup Program (the “Proposal”) that was submitted to the State of Michigan on May 4, 2009. It is reasonably possible that the results of these negotiations may result in a material increase to the Company’s environmental reserves beyond those accrued in its condensed consolidated balance sheet at October 31, 2009, however, the impact is not currently estimable.

     The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. Other than those legal proceedings and claims discussed above and in the 2009 Form 10-K, the Company did not have any current other legal proceedings and claims that would individually or in the aggregate have a reasonably possible materially adverse affect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in several of these legal matters in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

     The following tables summarize the restructuring and other charges (“ROTC”) recorded for the three months ended October 31, 2009 and October 31, 2008:

	Three Months Ended Oct. 31, 2009
		Other
	Restructuring	Charges
	(1)	(2)	Total
Severance	$1,428	$—	$1,428
Other	1,980	—	1,980
Costs related to inquiry (2a)	—	170	170
Environmental matters (2b)	—	541	541
	$3,408	$711	$4,119
Reversal of excess restructuring reserves	(62)	—	(62)
	$3,346	$711	$4,057

Cash	$2,290	$711	$3,001
Non-cash	1,056	—	1,056
	$3,346	$711	$4,057

	Three Months Ended Oct. 31, 2008
		Other
	Restructuring	Charges
	(1)	(2)	Total
Severance	$1,647	$—	$1,647
Other	950	—	950
Costs related to inquiry (2a)	—	586	586
Environmental matters (2b)	—	1,279	1,279
Impairment of investments (2c)	—	1,977	1,977
In-process research and development (2d)	—	1,743	1,743
	$2,597	$5,585	$8,182
Reversal of excess restructuring reserves	(7)	—	(7)
	$2,590	$5,585	$8,175

Cash	$2,590	$1,865	$4,455
Non-cash	—	3,720	3,720
	$2,590	$5,585	$8,175

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

     Three Months Ended October 31, 2009 and October 31, 2008:

  The Company continued its cost reduction initiatives as discussed above. As a result, the Company recorded severance liabilities for the termination of certain employees worldwide as well as other costs related to these initiatives.

     The following table summarizes the activity related to restructuring liabilities that were recorded in the three months ended October 31, 2009 and in the fiscal year ended July 31, 2009.

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2010
Original charge	$1,428	$1,980	$3,408
Utilized	(1,283)	(1,694)	(2,977)
Other changes (a)	3	—	3
Balance at Oct. 31, 2009	$148	$286	$434

2009
Original charge	$18,938	$4,734	$23,672
Utilized	(12,757)	(4,133)	(16,890)
Other changes (a)	412	20	432
Balance at Jul. 31, 2009	6,593	621	7,214
Utilized	(2,147)	(264)	(2,411)
Reversal of excess reserves (b)	(16)	—	(16)
Other changes (a)	172	12	184
Balance at Oct. 31, 2009	$4,602	$369	$4,971

     (a) Other changes primarily reflect translation impact.
     (b) Reflects the reversal of excess restructuring reserves originally recorded in fiscal year 2009.

     Excluded from the tables above are restructuring liabilities relating to fiscal years 2006 through 2008. As of October 31, 2009, the balance of these restructuring liabilities was $646.

(2) Other Charges:

        (a) Costs related to inquiry:

     In the three months ended October 31, 2009 and October 31, 2008, the Company recorded legal and other professional fees related to matters that were under audit committee inquiry. See Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”).

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

        (b) Environmental matters:

     In the three months ended October 31, 2009, the Company increased its previously established environmental reserve related to matters in Pinellas Park, Florida. In the three months ended October 31, 2008, the Company increased its previously established environmental reserves, primarily related to environmental matters in Pinellas Park, Florida and Ann Arbor, Michigan.

        (c) Investments:

     In the three months ended October 31, 2008, the Company recorded a charge of $1,977 primarily for the other-than-temporary diminution in value of certain equity investments held by its benefits protection trust.

        (d) In-process research and development:

     In the three months ended October 31, 2008, the Company recorded a charge of $1,743 to write off in-process research and development acquired in the acquisition of GeneSystems, SA.

NOTE 8 – INCOME TAXES

     The Company’s effective tax rate for the three months ended October 31, 2009 and October 31, 2008 was 10.5% and 30.9%, respectively. During the period, the Company recorded an income tax benefit of $13,197 due to the resolution of a foreign tax audit covering fiscal years 2001 through 2004. For the three months ended October 31, 2009, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the resolution of the foreign tax audit. For the three months ended October 31, 2008, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the retroactive extension of the federal research credit per the Emergency Economic Stabilization Act of 2008, which was enacted in the quarter ended October 31, 2008.

     At October 31, 2009 and July 31, 2009, the Company had gross unrecognized income tax benefits of $229,914 and $240,683, respectively. During the three month period ended October 31, 2009, the amount of unrecognized income tax benefits decreased by $10,769, primarily due to the resolution of the foreign tax audit in the period, partially offset by tax positions taken during the current period. As of October 31, 2009, the amount of net unrecognized income tax benefits that if recognized, would impact the effective tax rate was $157,137.

     The Company recognizes accrued interest expense related to unrecognized income tax benefits in interest expense and the balance at the end of a reporting period is recorded in interest payable on the Company’s condensed consolidated balance sheet. Penalties are accrued as part of the provision for income taxes and the unpaid balance at the end of a reporting period is recorded as part of current or non-current income taxes payable. At October 31, 2009 and July 31, 2009, the Company had accrued $68,091 and $75,157, respectively, for potential payment of interest and penalties. The decrease of $7,066 was primarily due to the resolution of the foreign tax audit mentioned above. As previously disclosed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K, the actual amounts due and payable upon final settlement of the matters that are under review by taxing authorities in the U.S. and other taxing jurisdictions may differ materially from the Company’s estimate. In particular, the Company may be subject to potential additional penalties that may be asserted by the U.S. and foreign taxing authorities of up to $127,000. In determining the probability of those potential additional penalties being assessed, the Company concluded that it was not more likely than not that those potential additional penalties will be assessed. As a result, the Company did not recognize the potential additional penalties of up to $127,000 in the condensed consolidated financial statements as of October 31, 2009.

     Due to the potential resolution of tax examinations and the expiration of various statutes of limitations, the Company believes that it is reasonably possible that the gross amount of unrecognized income tax benefits may decrease within the next twelve months by a range of zero to $89,889.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 9 - COMPONENTS OF NET PERIODIC PENSION COST

     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,
	2009	2008	2009	2008	2009	2008
Service cost	$1,983	$2,033	$1,231	$1,238	$3,214	$3,271
Interest cost	3,048	3,107	4,587	4,563	7,635	7,670
Expected return on plan assets	(2,023)	(2,114)	(3,443)	(3,847)	(5,466)	(5,961)
Amortization of prior service cost	446	385	62	52	508	437
Recognized actuarial loss	608	264	717	348	1,325	612
Net periodic benefit cost	$4,062	$3,675	$3,154	$2,354	$7,216	$6,029

NOTE 10 - STOCK-BASED PAYMENT

     The Company currently has four stock-based employee and director compensation plans (Stock Option Plans, Management Stock Purchase Plan (“MSPP”), Employee Stock Purchase Plan (“ESPP”) and Restricted Stock Unit Plans), which are more fully described in Note 16, Common Stock, to the consolidated financial statements included in the 2009 Form 10-K.

     The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three months ended October 31, 2009 and October 31, 2008 are reflected in the table below.

	Three Months Ended
	Oct. 31,	Oct. 31,
	2009	2008
Stock options	$819	$1,015
Restricted stock units	2,554	2,301
ESPP	1,419	1,024
MSPP	936	857
Total	$5,728	$5,197

     The following table illustrates the income tax effects related to stock-based compensation.

	Three Months Ended
	Oct. 31,	Oct. 31,
	2009	2008
Excess tax benefits in cash
flows from financing activities	$291	$449
Tax benefit recognized related to
total stock-based compensation expense	1,703	1,410
Actual tax benefit realized for tax deductions
from option exercises of stock-based
payment arrangements	1,960	1,308

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Stock Options and ESPP

     A summary of option activity for all stock option plans during the three months ended October 31, 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
Stock Options	Shares	Price	(in years)	Value
Outstanding at August 1, 2009 (a)	3,724	$28.04
Granted	—	—
Exercised	(40)	23.30
Forfeited or Expired	(1)	30.08
Outstanding at October 31, 2009	3,683	$28.09	3.9	$20,285
Expected to vest at October 31, 2009	1,385	$32.46	5.6	$3,225
Exercisable at October 31, 2009	2,264	$25.32	2.9	$16,995

     (a) This amount differs from the 2009 Form 10-K relating to option grants to the chairman and chief executive officer in fiscal years 2007 - 2009 that inadvertently exceeded a limitation applicable to option awards under the Pall Corporation 2005 Stock Compensation Plan, and the excess options were determined to be void as of the grant date. The effects of the void options on stock-based compensation expense were immaterial to the results of operations for all periods impacted.

     As of October 31, 2009, there was $8,049 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years. The total intrinsic value of options exercised during the three months ended October 31, 2009 and October 31, 2008 was $398 and $1,075, respectively.

     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. A total of 319 shares and 244 shares were issued under the ESPP during the semi-annual stock purchase periods ended October 31, 2009 and October 31, 2008, respectively.

     There were no stock options granted during the three months ended October 31, 2009 and October 31, 2008 and there were no grants related to the ESPP during the three months ended October 31, 2009 or October 31, 2008.

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

     The expected life (years) represents the period of time for which the options and ESPP shares granted are expected to be outstanding. This estimate was derived from historical share option exercise experience, which management believes, provides the best estimate of the expected term.

MSPP

     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over a four year period for matches made thereafter. Such restricted units aggregated 1,015 and 1,009 as of October 31, 2009 and October 31, 2008, respectively. As of October 31, 2009, there was $8,807 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 2.9 years.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The following is a summary of MSPP activity during the three months ended October 31, 2009 and October 31, 2008:

	Three Months Ended
	Oct. 31,	Oct. 31,
	2009	2008
Deferred compensation and cash contributions	$2,199	$4,241
Fair value of restricted stock units vested	$2,197	$669
Vested units distributed	149	72

RSUs

     A summary of restricted stock unit activity, related to employees, for the Pall Corporation 2005 Stock Compensation Plan (“2005 Stock Plan”) during the three months ended October 31, 2009, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at August 1, 2009	1,216	$33.10
Granted	—	—
Vested	(5)	31.50
Forfeited	—	—
Nonvested at October 31, 2009	1,211	$33.10

     As of October 31, 2009, there was $23,433 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 2.9 years.

     There were no annual award units granted to non-employee directors of the Company during the three months ended October 31, 2009.

     As of October 31, 2009, approximately 6,052 shares of common stock of the Company were reserved for stock-based compensation plans. Of the 6,052 shares, approximately 2,922 shares were reserved for vested awards and approximately 3,130 shares were reserved for unvested awards. The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.

NOTE 11 - EARNINGS PER SHARE

     The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and units aggregating 1,508 and 1,517 shares were not included in the computation of diluted shares for the three months ended October 31, 2009 and October 31, 2008, respectively, because their effect would have been antidilutive. The following is reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended
	Oct. 31, 2009	Oct. 31, 2008
Basic shares outstanding	117,686	119,363
Effect of stock plans	1,161	1,157
Diluted shares outstanding	118,847	120,520

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 12 - FAIR VALUE MEASUREMENTS

     The Company records under the current authoritative guidance regarding fair value measurements, certain of its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

     The current authoritative guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The authoritative guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

     The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2009:

		Fair Value Measurements
	As of
	Oct. 31, 2009	Level 1	Level 2	Level 3
Financial assets carried at fair value
Available-for-sale debt securities	$51,326	$51,326	$—	$—
Available-for-sale equity securities	8,213	8,213	—	—
Derivative financial instruments	1,058	—	1,058	—

Financial liabilities carried at fair value
Derivative financial instruments	866	—	866	—

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The derivative financial instruments classified within Level 2 of the fair value hierarchy are comprised of an interest rate swap and foreign currency forward contracts. The fair value of the Company’s outstanding interest rate swap contract was determined based upon a non-binding valuation from the counterparty that is corroborated by observable market data such as Japanese Yen (“JPY”) interest rates and yield curves. The fair values of the Company’s foreign currency forward contracts were valued using pricing models, with all significant inputs derived from or corroborated by observable market data such as yield curves, currency spot and forward rates and currency volatilities.

     During the three months ended October 31, 2009, the Company did not have significant measurements of non-financial assets or liabilities at fair value on a non-recurring basis.

NOTE 13 – INVESTMENT SECURITIES

     Included within other non-current assets is a benefits protection trust, with assets aggregating $57,833 and $57,337 as of October 31, 2009 and July 31, 2009, respectively. The trust was established for the purpose of satisfying certain supplemental post-employment benefit obligations in the U.S. for eligible executives in the event of a change of control of the Company. In addition to holding cash equivalents primarily to satisfy short-term cash requirements relating to benefit payments, the trust primarily invests in U.S. government obligations, debt obligations of corporations and financial institutions with high credit ratings and equity mutual fund shares. Contractual maturity dates of debt securities held by the trust range from 2009 to 2039. Such debt and equity securities are classified as available-for-sale and were carried in the Company’s condensed consolidated balance sheets at aggregate fair values of $56,051 and $56,170 as of October 31, 2009 and July 31, 2009, respectively.

     Also included within non-current assets is the Company’s investment in Satair A/S (“Satair”) of $3,455 and $2,588, at October 31, 2009 and July 31, 2009, respectively, which is classified as available-for-sale.

     The following is a summary of the Company’s available-for-sale investments by category:

			Gross	Gross	Net
	Cost/		Unrealized	Unrealized	Unrealized
	Amortized		Holding	Holding	Holding
	Cost Basis	Fair Value	Gains	Losses	Gains
October 31, 2009
Equity securities	$5,595	$8,213	$2,621	$(3)	$2,618
Debt securities:
U.S. Treasury	15,672	16,601	963	(34)	929
Other U.S. government	11,557	12,493	936	—	936
CMO/mortgage-backed	278	304	26	—	26
Corporate	20,436	21,928	1,492	—	1,492
	$53,538	$59,539	$6,038	$(37)	$6,001
July 31, 2009
Equity securities	$5,550	$7,114	$1,566	$(2)	$1,564
Debt securities:
U.S. Treasury	14,417	15,210	841	(48)	793
Other U.S. government	11,609	12,467	868	(10)	858
CMO/mortgage-backed	298	319	21	—	21
Corporate	22,367	23,680	1,314	(1)	1,313
	$54,241	$58,790	$4,610	$(61)	$4,549

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
October 31, 2009
Equity securities	$31	$3	$—	$—	$31	$3
Debt securities:
U.S. Treasury	1,616	34	—	—	1,616	34
Other U.S. government	—	—	—	—	—	—
CMO/mortgage - backed	—	—	—	—	—	—
Corporate	—	—	—	—	—	—
	$1,647	$37	$—	$—	$1,647	$37

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
July 31, 2009
Equity securities	$32	$2	$—	$—	$32	$2
Debt securities:
U.S. Treasury	1,085	48	—	—	1,085	48
Other U.S. government	1,152	10	—	—	1,152	10
CMO/mortgage - backed	—	—			—	—
Corporate	297	1	—	—	297	1
	$2,566	$61	$—	$—	$2,566	$61

     The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three months ended October 31, 2009 and October 31, 2008:

	Oct. 31, 2009	Oct. 31, 2008
Proceeds from sales	$2,898	$2,090
Realized gross gains on sales	95	51
Realized gross losses on sales	—	46

NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS

     As of October 31, 2009, the Company had an interest rate swap and foreign currency forward contracts outstanding with notional amounts aggregating $99,981 and $150,279 respectively, whose aggregate fair values were a liability of $658 and an asset of $850, respectively. Accumulated other comprehensive income includes $424, net of tax, of cumulative unrealized losses on its variable to fixed rate interest rate swap (i.e., cash flow hedge).

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

Foreign Exchange

a. Derivatives Not Designated as Hedging Instruments

     The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and liabilities resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three months ended October 31, 2009 was $334,886. The notional amount of foreign currency forward contracts outstanding as of October 31, 2009 was $150,279.

b. Net Investment Hedges

     The risk management objective of designating the Company’s foreign currency loan as a hedge of its net investment in a wholly owned Japanese subsidiary is to mitigate the change in the fair value of the Company’s net investment due to changes in foreign exchange rates. The Company uses a JPY loan outstanding to hedge its equity of the same amount in the Japanese wholly owned subsidiary. The hedge of net investment consists of a JPY 9 billion loan.

Interest Rates

a. Cash Flow Hedges

     The risk management objective of holding a floating-to-fixed interest rate swap is to lock in fixed interest cash outflows on a floating rate debt obligation. The associated risk is created by changes in market interest rates in Japan. The Company has an outstanding JPY loan with variable interest rates based on JPY-LIBOR-BBA. The Company meets the stated risk management objective through a “receive variable, pay fixed” interest rate swap entered into on June 20, 2007 related to the JPY 9 billion loan that matures in June 2010, whereby the Company receives payments at a variable rate based upon JPY LIBOR and makes payments at a fixed rate of 1.58% on a notional amount of JPY 9 billion.

     The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
October 31, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contract	Other current assets	$—	Other current liabilities	$658

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,058	Other current liabilities	$208
Total derivatives		$1,058		$866

Nonderivative instruments designated as hedging instruments
Net investment hedge			Current portion of long-term debt	$99,981

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Asset Derivatives		Liability Derivatives
July 31, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contract	Other current assets	$—	Other current liabilities	$688

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,307	Other current liabilities	$371
Total derivatives		$1,307		$1,059

Nonderivative instruments designated as hedging instruments
Net investment hedge			Current portion of long-term debt	$95,121

     The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the quarter ended October 31, 2009 are presented as follows:

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
	Derivatives	Earnings (Effective	Earnings
	(Effective Portion)	Portion)	(Effective Portion) (a)
Derivatives in cash flow hedging relationships
Interest rate swap contract	$ 20	Interest expense	$ (224)

     (a) There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended October 31, 2009.

     The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three months ended October 31, 2009 are presented as follows:

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Earnings on	Recognized in Earnings on
	Derivatives	Derivatives
Derivatives not designated as hedging relationships
Foreign exchange forward contracts	Selling, general and administrative expenses	$ (2,206)

     The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three months ended October 31, 2009 are presented as follows:

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	(Loss) Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
	Derivatives	Earnings (Effective	Earnings
	(Effective Portion)	Portion)	(Effective Portion) (a)
Nonderivatives designated as hedging relationships
Net investment hedge	$ (3,110)	N/A	$ —

     (a) There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended October 31, 2009.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 15 - COMPREHENSIVE INCOME

	Three Months Ended
	Oct. 31, 2009	Oct. 31, 2008
Net earnings	$66,983	$43,087

Unrealized translation adjustment	13,827	(102,815)
Income taxes	835	(7,695)
Unrealized translation adjustment, net	14,662	(110,510)

Change in unrealized investment gains/(losses)	1,452	(2,304)
Income taxes	(245)	122
Change in unrealized investment gains/(losses), net	1,207	(2,182)

Unrealized gains/(losses) on derivatives	31	(429)
Income taxes	(11)	150
Unrealized gains/(losses) on derivatives, net	20	(279)

Total comprehensive income/(loss)	$82,872	$(69,884)

     Unrealized investment gains/(losses) on available-for-sale securities, net of related income taxes, consist of the following:

	Three Months Ended
	Oct. 31, 2009	Oct. 31, 2008
Unrealized gains/(losses) arising during the period	$1,452	$(4,144)
Income taxes	(245)	122
Net unrealized gains/(losses) arising during the period	1,207	(4,022)
Reclassification adjustment for net losses included in net earnings	—	1,840
Change in unrealized investment gains/(losses), net	$1,207	$(2,182)

NOTE 16 - SEGMENT INFORMATION

     The Company’s reportable segments, which are also its operating segments, consist of the Company’s two vertically integrated businesses, Life Sciences and Industrial.

     The following table presents sales and operating profit by segment reconciled to earnings before income taxes, for the three months ended October 31, 2009 and October 31, 2008.

	Three Months Ended
	Oct. 31, 2009	Oct. 31, 2008
SALES:
Life Sciences	$238,910	$220,329
Industrial	308,029	357,693
Total	$546,939	$578,022

OPERATING PROFIT:
Life Sciences	$57,767	$41,868
Industrial	30,971	55,106
Total operating profit	88,738	96,974
General corporate expenses	12,447	17,022
Earnings before ROTC, interest expense, net and income taxes	76,291	79,952
ROTC	4,057	8,175
Interest (income) / expense, net	(2,606)	9,426
Earnings before income taxes	$74,840	$62,351

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Risk Factors

     The following discussion should be read together with the accompanying condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in the Pall Corporation and its subsidiaries (hereinafter collectively called the “Company”) Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (“2009 Form 10-K”). The discussion under the subheading “Review of Operating Segments” below is in local currency (i.e., had exchange rates not changed year over year) unless otherwise indicated. Company management considers local currency change to be an important measure because by excluding the impact of volatility of exchange rates, underlying volume change is clearer. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis. The Company utilizes certain estimates and assumptions that affect the reported financial information as well as to quantify the impact of various significant factors that contribute to the changes in the Company’s periodic results included in the discussion below.

     The matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements regarding future performance, earnings projections, earnings guidance, management’s expectations about its future cash needs and effective tax rate, and other future events or developments are forward-looking statements. Forward-looking statements are those that use terms such as “anticipate”, “should”, “believe”, “estimate”, “expect”, “intend”, “plan”, “predict”, “potential” or similar expressions about matters that are not historical facts. Forward-looking statements contained in this and other written and oral reports are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in the 2009 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including the impact of the current global recessionary environment and its likely depth and duration, the current credit market crisis, volatility in currency exchange rates and energy costs and other macro economic challenges currently affecting the Company, our customers (including their cash flow and payment practices) and vendors, the effectiveness of our initiatives to mitigate the impact of the current environment, and the Company’s ability to successfully complete its business improvement initiatives that include integrating and upgrading its information systems and the effect of a serious disruption in the Company’s information systems on its business and results of operations. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them.

Results of Operations

Review of Consolidated Results

     Sales in the first quarter of fiscal year 2010 decreased 5.4% to $546,939 from $578,022 in the first quarter of fiscal year 2009. Exchange rates used to translate foreign subsidiary results into U.S. Dollars increased reported sales by $8,764, primarily due to the weakening of the U.S. Dollar against the Euro, Japanese Yen and Australian Dollar, partly offset by the strengthening of the U.S. Dollar against the British Pound. In local currency, sales decreased 6.9%. Increased pricing achieved in both the Life Sciences and Industrial segments contributed $2,791, or 0.5%, to overall sales in the quarter. Life Sciences segment sales increased 7.1% (in local currency), attributable to growth in the BioPharmaceuticals and Medical markets. Industrial segment sales decreased 15.5% (in local currency) reflecting declines in the Energy, Water & Process Technologies (“EWPT”), Aerospace & Transportation and Microelectronics markets. Overall systems sales decreased 9.6% (in local currency), as growth in the EWPT market was offset by decreases in all other markets. Systems sales represented 10.1% of total sales compared to 10.4% in the first quarter of fiscal year 2009. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

     Gross margin in the first quarter of fiscal year 2010 increased to 49.4% from 48.3% in the first quarter of fiscal year 2009, reflecting an improvement in gross margin in the Life Sciences segment, partly offset by a decline in gross margin in the Industrial segment. An increase in pricing in both segments, contributed about 26 basis points to the overall gross margin improvement. The improvement in Life Sciences gross margin primarily reflects favorable mix, as well as the benefit of cost savings and efficiency initiatives. The decline in Industrial gross margin primarily reflects underabsorption of manufacturing overhead due to volume reduction. For a detailed discussion of gross margin by segment, refer to the section “Review of Operating Segments” below.

     Selling, general and administrative (“SG&A”) expenses in the first quarter of fiscal year 2010 decreased by $3,848, or 2.1% (3% in local currency), as decreases in spending in the Industrial segment and Corporate were partly offset by an increase in the Life Sciences segment. As a percentage of sales, SG&A expenses were 32.3% compared to 31.2% in the first quarter of fiscal year 2009. The increase in SG&A as a percentage of sales primarily reflects the impact of decreased sales period over period. For a detailed discussion of SG&A by segment, refer to the section “Review of Operating Segments” below.

     Research and development (“R&D”) expenses were $17,249 in the first quarter of fiscal year 2010 compared to $18,933 in the first quarter of fiscal year 2009, a decrease of 8.9% (8.4% in local currency). The decrease in R&D primarily relates to reductions in short-term spending due to the economic downturn. As a percentage of sales, R&D expenses were 3.2% compared to 3.3% in the first quarter of fiscal year 2009.

     In the first quarter of fiscal year 2010, the Company recorded restructuring and other charges (“ROTC”) of $4,057. ROTC in the quarter was primarily comprised of severance and other costs related to the Company’s ongoing cost reduction initiatives, an increase to previously established environmental reserves and legal fees related to matters that were under inquiry by the audit committee (see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”)).

     In the first quarter of fiscal year 2009, the Company recorded ROTC of $8,175. ROTC in the quarter was primarily comprised of a charge to write-off in-process research and development acquired in the acquisition of GeneSystems, SA (see Note 2, Acquisitions, to the consolidated financial statements included in the Company’s 2009 Form 10-K, for further discussion of purchase accounting), a charge primarily for the other-than-temporary diminution in value of certain equity investments held by its benefits protection trust, severance and other exit costs related to the Company’s on-going cost reduction initiatives and increases to previously established environmental reserves. Additionally, ROTC includes legal fees related to matters that were under inquiry by the audit committee (see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s 2007 Form 10-K).

     The details of ROTC for the three months ended October 31, 2009 and October 31, 2008 can be found in Note 7, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.

     The following table summarizes the activity related to restructuring liabilities that were recorded in the three months ended October 31, 2009 and in fiscal year 2009.

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2010
Original charge	$1,428	$1,980	$3,408
Utilized	(1,283)	(1,694)	(2,977)
Other changes (a)	3	—	3
Balance at Oct. 31, 2009	$148	$286	$434

2009
Original charge	$18,938	$4,734	$23,672
Utilized	(12,757)	(4,133)	(16,890)
Other changes (a)	412	20	432
Balance at Jul. 31, 2009	6,593	621	7,214
Utilized	(2,147)	(264)	(2,411)
Reversal of excess reserves (b)	(16)	—	(16)
Other changes (a)	172	12	184
Balance at Oct. 31, 2009	$4,602	$369	$4,971

     (a) Other changes primarily reflect translation impact.
     (b) Reflects the reversal of excess restructuring reserves originally recorded in fiscal year 2009.

     Excluded from the tables above are restructuring liabilities relating to fiscal years 2006 through 2008. As of October 31, 2009, the balance of these restructuring liabilities was $646.

     Earnings before interest and income taxes (“EBIT”) were $72,234 in the first quarter of fiscal year 2010 compared to $71,777 in the first quarter of fiscal year 2009, reflecting the factors discussed above. The impact of foreign currency translation increased EBIT by $1,721 in the first quarter of fiscal year 2010. As a percentage of sales, EBIT were 13.2% compared to 12.4% in the first quarter of fiscal year 2009.

     Net interest income in the first quarter of fiscal year 2010 was $2,606 compared to net interest expense of $9,426 in the first quarter of fiscal year 2009. Net interest income in the quarter reflects the reversal of $8,984 of accrued interest primarily related to the resolution of a foreign tax audit. Excluding these items, net interest expense decreased $3,048 compared to the first quarter of fiscal year 2009, primarily attributable to the repayment of foreign debt in the second and third quarters of fiscal year 2009.

     In the first quarter of fiscal year 2010, the Company’s effective tax rate was 10.5% as compared to 30.9% in the first quarter of fiscal year 2009. The decrease in the effective tax rate for the three months ended October 31, 2009 was primarily driven by a tax benefit of $13,197 from the resolution of a foreign tax audit. The Company expects the underlying tax rate to be 31.3% for fiscal year 2010. The actual effective tax rate for the full fiscal year 2010 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as other factors.

     Net earnings in the first quarter of fiscal year 2010 were $66,983, or 56 cents per share, compared with net earnings of $43,087, or 36 cents per share in the first quarter of fiscal year 2009. In summary, the increase in net earnings dollars reflects the increase in EBIT, the decline in net interest expense and a decrease in the effective tax rate. The increase in earnings per share reflects the increase in net earnings and the impact of reduced shares outstanding due to stock buybacks. Company management estimates that foreign currency translation increased net earnings per share by 1 cent in the quarter.

Review of Operating Segments

     The following table presents sales and operating profit by segment, reconciled to earnings before income taxes, for the three months ended October 31, 2009 and October 31, 2008.

	Oct. 31,	%	Oct. 31,	%	%
	2009	Margin	2008	Margin	Change
SALES:
Life Sciences	$238,910		$220,329		8.4
Industrial	308,029		357,693		(13.9)
Total	$546,939		$578,022		(5.4)
OPERATING PROFIT:
Life Sciences	$57,767	24.2	$41,868	19.0	38.0
Industrial	30,971	10.1	55,106	15.4	(43.8)
Total operating profit	88,738	16.2	96,974	16.8	(8.5)
General corporate expenses	12,447		17,022		(26.9)
Earnings before ROTC, interest expense, net
and income taxes	76,291	13.9	79,952	13.8	(4.6)
ROTC	4,057		8,175
Interest (income)/expense, net	(2,606)		9,426
Earnings before income taxes	$74,840		$62,351

Life Sciences:

     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the three months ended October 31, 2009 and October 31, 2008:

	Oct. 31, 2009	% of Sales	Oct. 31, 2008	% of Sales
Sales	$238,910		$220,329
Cost of sales	105,909	44.3	105,810	48.0
Gross margin	133,001	55.7	114,519	52.0
SG&A	65,413	27.4	62,384	28.3
R&D	9,821	4.1	10,267	4.7
Operating profit	$57,767	24.2	$41,868	19.0

     The tables below present sales by market and geography within the Life Sciences segment for the three months ended October 31, 2009 and October 31, 2008, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change
			%	Rate	in Local
	Oct. 31, 2009	Oct. 31, 2008	Change	Impact	Currency
By Market
Medical	$95,687	$92,406	3.6	$865	2.6
BioPharmaceuticals	143,223	127,923	12.0	2,157	10.3
Total Life Sciences	$238,910	$220,329	8.4	$3,022	7.1

By Geography
Western Hemisphere	$87,540	$81,316	7.7	$(18)	7.7
Europe	114,726	109,458	4.8	349	4.5
Asia	36,644	29,555	24.0	2,691	14.9
Total Life Sciences	$238,910	$220,329	8.4	$3,022	7.1

     Life Sciences segment sales increased 7.1% in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. Increased pricing (driven by the Biopharmaceuticals market) contributed $1,674 or 0.8% to overall sales growth in the quarter, and as such, the volume increase was 6.3%. Life Sciences sales represented approximately 44% of total sales in the first quarter of fiscal year 2010 compared to 38% in the first quarter of fiscal year 2009.

     Sales in the Medical market are comprised of blood filtration product sales and other infection and patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers.

  Sales of blood filtration products, which represented approximately 22% of total Life Sciences sales, increased 4% primarily related to increased sales to independent blood centers in the U.S. reflecting expanded market share, increased sales in Europe, where there is flu pandemic preparedness efforts, and growth in Asia, where there is increasing adoption of universal leukoreduction in certain countries and new tender wins.

     Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings; Pharmaceuticals and Laboratory, increased 10.3% compared to the first quarter of fiscal year 2009 with all geographies contributing to the increase. Sales in the Pharmaceuticals submarkets increased 9.8%, while sales in the Laboratory submarkets grew 12.7%.

  The sales increase in the Pharmaceuticals submarket, which represented approximately 51% of total Life Sciences sales, reflects an increase in consumables sales of 16.6% (all geographies contributing), partly offset by a decline in systems sales of 39.8%. Consumables sales growth in the Pharmaceuticals submarket was driven by increased demand in the vaccine marketplace and the use of the Company’s single-use processing technologies. The decline in Pharmaceuticals systems sales reflects a slowdown in capital investments by customers.

  The increase in Laboratory submarket sales, which represented less than 10% of total Life Sciences sales, reflects growth in Europe (increased end-market demand in Ireland and the Nordic countries) and Asia (overall growth in the region).

     Life Sciences gross margins increased 370 basis points to 55.7% from 52% due to a change in mix estimated to have increased gross margin percentage by 180 basis points, including:

  a higher proportion of consumables sales to pharmaceuticals customers versus medical customers; the former carrying higher gross margins,

  the benefit of sales channel changes (from distribution to direct related to the purchase of certain customer lists in fiscal year 2009),

  within Pharmaceuticals sales, an increase in sales of higher margin single-use products, and a decrease in lower margin systems sales to Pharmaceuticals’ customers such that the mix of systems sales decreased to 3.4% of total Life Sciences sales compared to 5.9% in the first quarter of fiscal year 2009.

     Also favorably impacting gross margins was the benefit of cost savings initiatives and pricing increases that outpaced inflation, contributing an estimated 125 basis points in margin.

     SG&A expenses increased by $3,029, or 4.9% (4.8% in local currency), compared to fiscal year 2009. The increase in SG&A in local currency principally reflects increased selling costs incurred for the change in sales channel from distribution to direct, and costs related to the establishment of the European Life Sciences headquarters in Switzerland. SG&A as a percentage of sales decreased to 27.4% from 28.3% in the first quarter of fiscal year 2009. The improvement in SG&A as a percentage of sales reflects the impact of an increasing sales base, partly offset by increased spending as discussed above.

     R&D expenses were $9,821 compared to $10,267 in the first quarter of fiscal year 2009, a decrease of 4.3% (2.6% in local currency). As a percentage of sales, R&D expenses were 4.1% compared to 4.7% in the first quarter of fiscal year 2009.

     Operating profit dollars were $57,767, an increase of 38.0% compared to the first quarter of fiscal year 2009. Operating margin improved to 24.2% from 19% in the first quarter of fiscal year 2009. The growth in operating profit dollars and operating margin reflect the factors discussed above.

     Industrial:

     Presented below are summary Statements of Operating Profit for the Industrial segment for the three months ended October 31, 2009 and October 31, 2008:

		% of		% of
	Oct. 31, 2009	Sales	Oct. 31, 2008	Sales
Sales	$308,029		$357,693
Cost of sales	170,832	55.5	192,821	53.9
Gross margin	137,197	44.5	164,872	46.1
SG&A	98,798	32.0	101,100	28.3
R&D	7,428	2.4	8,666	2.4
Operating profit	$30,971	10.1	$55,106	15.4

     The tables below present sales by market and geography within the Industrial segment for the three months ended October 31, 2009 and October 31, 2008, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change
			%	Rate	in Local
	Oct. 31, 2009	Oct. 31, 2008	Change	Impact	Currency
By Market
EWPT	$194,489	$217,599	(10.6)	$3,642	(12.3)
Aerospace &
Transportation	56,991	72,695	(21.6)	33	(21.6)
Microelectronics	56,549	67,399	(16.1)	2,067	(19.2)
Total Industrial	$308,029	$357,693	(13.9)	$5,742	(15.5)

By Geography
Western Hemisphere	$79,628	$101,899	(21.9)	$(71)	(21.8)
Europe	115,991	132,097	(12.2)	705	(12.7)
Asia	112,410	123,697	(9.1)	5,108	(13.2)
Total Industrial	$308,029	$357,693	(13.9)	$5,742	(15.5)

     Industrial segment sales decreased 15.5% in the first quarter of fiscal year 2010, reflecting declines of 12.3% in the EWPT market, 21.6% in the Aerospace & Transportation market and 19.2% in the Microelectronics market. This reflects a reduction in end market activity with a decrease in consumables sales of 17.6%. Industrial represented approximately 56% of the Company’s total sales in the first quarter of fiscal year 2010, compared to 62% in the first quarter of fiscal year 2009.

     The EWPT market sells process related products to producers of municipal water, power generation, fuels & chemicals, foods & beverages as well as to the Industrial Manufacturing Submarkets which consists of a grouping of producers of pulp and paper, mining, automotive and metals. The sales results by the submarkets that comprise EWPT are discussed below:

  Sales in Fuels & Chemicals Submarkets, which represented approximately 21% of total Industrial sales, were flat as growth in systems sales was offset by a decline in consumables sales in all geographies. The growth in systems sales was contributed by all geographies, with growth in Asia particularly strong. The decline in consumables sales reflects a decrease in element demand by chemical producers, particularly related to the automotive, housing and construction sectors.

  Sales in the Food and Beverage submarkets, which represented approximately 16% of total Industrial sales, decreased 18.5% reflecting declines in all geographies, with both consumables and systems sales down. The decline in sales reflects a low level of ordering activity related to a slowdown in the beer and bottled water sectors and a general slowing in capital projects.

  Sales in the Industrial Manufacturing submarkets, which represented approximately 12% of total Industrial sales, decreased 20.9% in the first quarter of fiscal year 2010. All geographies reported decreased sales compared to the first quarter of fiscal year 2009. Sales growth was negatively impacted by the global macroeconomic recessionary environment, particularly in the steel, automotive, metals and paper sectors. Sales in the Industrial Manufacturing Submarkets despite this decrease have begun to stabilize.

  Municipal Water submarkets sales, which represented less than 10% of total Industrial sales, decreased 22.7% in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. By geography, declines in the Western Hemisphere and Asia were partly offset by growth in Europe. The overall sales decline reflects a slowing of orders in fiscal  year 2009. Order to shipment in the Municipal Water Submarket can be 12 to 24 months.

     The Aerospace & Transportation market is comprised of sales of air, water, lubrication, fuel and machinery/hydraulic protection products to OEM manufacturers and end-user customers in Military Aerospace, Commercial Aerospace and Transportation. The decrease in Aerospace and Transportation sales reflects declines in the Military Aerospace, Commercial Aerospace and Transportation submarket groupings of 29.8%, 8.5% and 21.5%, respectively, as discussed below.

  Sales to the Military Aerospace submarket, which represented less than 10% of total Industrial sales, decreased in all geographies reflecting timing of shipments as well as projects in fiscal year 2009 that will not repeat this fiscal year.

  Sales to the Commercial Aerospace submarket, which represented less than 10% of total Industrial sales, decreased reflecting a reduction in the Western Hemisphere related to weakness in the regional and private jet marketplace, partly offset by growth in Europe.

  The decline in sales in the Transportation submarket, which represented less than 10% of total Industrial sales, primarily reflects weakness in the overall marketplace, particularly the mining vehicle market.

     Microelectronics sales declined 19.2% reflecting decreases in all geographies. Overall, the sales decrease reflects the weakness in the semiconductor and consumer electronics markets related to the global economic environment. On a sequential quarter basis, the first quarter of fiscal year 2010 held steady with an improved fourth quarter of fiscal year 2009.

     Industrial gross margins in the first quarter of fiscal year 2010 decreased 160 basis points to 44.5% from 46.1% in the first quarter of fiscal year 2009. The decrease in gross margin reflects unfavorable absorption of manufacturing overhead due to volume reduction that is estimated to have reduced gross margin by approximately 140 basis points. Gross margin was also negatively impacted by warranty costs and unfavorable mix changes. The change in mix principally relates to a shift in product mix to a higher percentage of systems sales (about 15.4% of total Industrial sales compared to about 13.3% in the first quarter of fiscal year 2009). These negative factors were partly offset by an improvement in margins on systems sales, improved pricing and the effects of cost reduction and lean manufacturing initiatives which offset inflationary increases in manufacturing costs.

     SG&A expenses decreased by $2,302, or 2.3% (4% in local currency), compared to the first quarter of fiscal year 2009. The decrease in SG&A reflects the impact of cost reduction initiatives, including headcount reductions made in the last nine months of fiscal year 2009 related to the economic slowdown, a decrease in discretionary expenditures, partly offset by increases in other expenses, such as retirement benefit costs and facility costs related to the consolidation in to new facilities. SG&A expenses as a percentage of sales were 32.0% compared to 28.3% in the first quarter of fiscal year 2009 reflecting the decline in sales.

     R&D expenses decreased 14.3% to $7,428 from $8,666 in the first quarter of fiscal year 2009 reflecting reductions in short-term spending due to the economic downturn. As a percentage of sales, R&D expenses were 2.4% on par with the first quarter of fiscal year 2009.

     As a result of the above factors, operating profit dollars decreased 43.8% to $30,971. In local currency, operating profit decreased 42.9%. Operating margin decreased to 10.1% from 15.4% in the first quarter of fiscal year 2009.

     Corporate:

     Corporate expenses in the first quarter of fiscal year 2010 decreased by $4,575 or 26.9% to $12,447 from $17,022 in the first quarter of fiscal year 2009. The decrease in Corporate expenses primarily reflects a decrease in consulting fees and a decrease in foreign currency transaction losses.

Liquidity and Capital Resources

     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $641,600 at October 31, 2009 as compared with $577,900 at July 31, 2009. Excluding the effect of foreign exchange (discussed below), non-cash working capital increased approximately $53,200 compared to July 31, 2009.

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at October 31, 2009 to those at July 31, 2009, the Euro and the Japanese Yen have strengthened against the U.S. Dollar, while the British Pound has weakened against the U.S. Dollar. The effect of foreign currency translation increased non-cash working capital by $10,543, including net inventory, net accounts receivable and other current assets by $3,680, $11,447 and $1,629, respectively, as compared to July 31, 2009. Additionally, foreign currency translation increased accounts payable and other current liabilities by $5,895 and current income taxes payable by $318.

     Net cash provided by operating activities in the first quarter of fiscal year 2010 was $73,040 as compared to $50,854 in the first quarter of fiscal year 2009, an increase of $22,186, or 43.6%. The increase in net cash provided by operating activities primarily reflects an improvement in the Company’s cash conversion cycle as discussed below and reduced interest payments.

     The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding, decreased to 161 days from 162 days in the quarter ended October 31, 2008. This improvement reflects a reduction in DIO partially offset by an increase in DSO.

     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $35,959 in the first quarter of fiscal year 2010, as compared with $24,567 in the first quarter of fiscal year 2009. The increase in free cash flow reflects the increase in net cash provided by operating activities as discussed above, partly offset by an increase in capital expenditures. The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities to free cash flow.

	Oct. 31, 2009	Oct. 31, 2008
Net cash provided by operating activities	$73,040	$50,854
Less capital expenditures	37,081	26,287
Free cash flow	$35,959	$24,567

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 19.6% at October 31, 2009 as compared to 21.4% at July 31, 2009. Net debt decreased by approximately $11,800 compared with July 31, 2009, comprised of an increase in cash and cash equivalents of $11,900, partly offset by an increase in gross debt of $2,100. The impact of foreign exchange rates decreased net debt by about $2,000 (including the revaluation of the Yen loan described below). Significant uses of cash in the first quarter of fiscal year 2010 included the payment of dividends of $33,913 (see discussion below). The Company has a loan of Yen 9 billion ($99,981 at October 31, 2009) that is due on June 20, 2010.

     The Company's five-year revolving credit facility contains financial covenants which provide that the Company may not have a consolidated net interest coverage ratio, based upon trailing four quarter results, that is less than 3.5 to 1.00, nor a consolidated leverage ratio, based upon trailing four quarter results, that is greater than 3.5 to 1.00. As of October 31, 2009, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.

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

     The Company conducts transactions in currencies other than their functional currency. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and liabilities resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates. The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three months ended October 31, 2009 was $334,886. The notional amount of foreign currency forward contracts outstanding as of October 31, 2009 was $150,279. The Company’s foreign currency balance sheet exposures resulted in the recognition within SG&A of a gain of $1,845 in the three months ended October 31, 2009, before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A was a loss of $361 in the three months ended October 31, 2009.

     The Company utilizes cash flow generated from operations and its revolving credit facility to meet its short-term liquidity needs. Company management considers its existing lines of credit, along with the cash typically generated from operations, to be sufficient to meet its short-term liquidity needs.

     Capital expenditures were $37,081 in the first quarter of fiscal year 2010. Depreciation expense was $20,530 and amortization expense was $2,698 in the first quarter of fiscal year 2010. Depreciation and amortization expense in the first quarter of fiscal year 2009 were $20,665 and $2,330, respectively.

     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. At July 31, 2009 there was $452,943 remaining under the current stock repurchase programs. The Company did not repurchase stock in the first quarter of fiscal year 2010, and as such there was $452,943 remaining under the current stock repurchase programs. Net proceeds from stock plans were $8,162 in the first quarter of fiscal year 2010.

     In the first quarter of fiscal year 2010, the Company paid dividends of $33,913 compared to $15,501 in the first quarter of fiscal year 2009. The increase in dividends paid reflects the timing of dividend payments compared to last year, representing an additional quarter of dividends. Furthermore, the Company increased its quarterly dividend by 11.5% from 13 cents to 14.5 cents per share, effective with the dividend declared on January 22, 2009.

Recently Issued Accounting Pronouncements

     In December 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. The Company will provide this guidance beginning with its Annual Report on Form 10-K for fiscal year 2010. Upon initial application, the provisions of this authoritative guidance are not required for earlier periods that are presented for comparative purposes.

     In October 2009, the FASB issued updated guidance that amends existing revenue recognition accounting pronouncements that have multiple element arrangements, which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This new guidance is effective for the Company beginning with fiscal year 2011. The Company is in the process of assessing the effect this updated guidance may have on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There is no material change in the market risk information disclosed in Item 7A of the 2009 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

     There are a number of significant business improvement initiatives designed to improve processes and enhance customer and supplier relationships and opportunities. These include information systems upgrades and integrations that are in various phases of planning or implementation and contemplate enhancements of ongoing activities to support the growth of the Company’s financial shared service capabilities and standardization of its financial systems. When taken together, these changes, which have and will occur over a multi year period, are expected to have a favorable impact on the Company’s internal control over financial reporting. The Company is employing a project management and phased implementation approach that will provide continued monitoring and assessment in order to maintain the effectiveness of internal control over financial reporting during and subsequent to implementation of these initiatives.

     There have been no changes in, including in connection with the above described initiatives, the Company’s internal control over financial reporting during the first quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
(In thousands)

     As previously disclosed in the 2009 Form 10-K, the Company is subject to various regulatory proceedings and litigation relating to various environmental matters and to the tax matters described in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s 2007 Form 10-K. The information provided below updates and should be read in conjunction with the discussion of these proceedings in Part I — Item 3 — Legal Proceedings in the 2009 Form 10-K. Reference is also made to Note 6, Contingencies and Commitments, to the accompanying condensed consolidated financial statements.

Federal Securities Class Actions:

     As previously disclosed in Part 1 – Item 3 – Legal Proceedings in the 2009 Form 10-K, the U.S. District Court for the Eastern District of New York consolidated four putative class action lawsuits filed against the Company and certain members of its management team alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Exchange Act Rule 10b-5 relating to the Company’s understatement of certain U.S. federal income tax payments and its provision for income taxes in certain prior periods (as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K). On September 21, 2009, the Court denied the Company’s motion to dismiss the consolidated amended complaint. On October 9, 2009, the Company moved for certification for interlocutory appeal, and the Court denied the motion by Memorandum and Order entered November 25, 2009.

Environmental Matters:

     With respect to the environmental matters at the Company’s Glen Cove, New York site, previously disclosed in Part I — Item 3 — Legal Proceedings in the Company’s 2009 Form 10-K, the Company and the New York State Department of Environmental Conservation executed on September 23, 2009 a Consent Decree settling liability for the shallow and intermediate groundwater zones, termed OU-1. On October 23, 2009, the Consent Decree was entered by the clerk of the federal District Court for the Eastern District of New York and became effective. Pursuant to the Consent Decree, the Company agreed to pay $2 million (which was previously accrued) in exchange for a broad release of OU-1 claims and liability. The settlement payment of $2 million, which was due by November 23, 2009, was paid by the Company on November 19, 2009. Claims and losses arising out of or in connection with the deep groundwater zone, termed OU-2, and any damages to the State’s natural resource are not covered by the Consent Decree and are thus excluded from the settlement. As previously disclosed in Part I — Item 3 — Legal Proceedings in the Company’s 2009 Form 10-K, the New York State Department of Environmental Conservation’s OU-2 investigation continues to be ongoing.

     The Company’s condensed consolidated balance sheet at October 31, 2009 includes liabilities for environmental matters of approximately $11,953, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements. The Company is currently in negotiations with the Michigan Department of Environmental Quality regarding its Comprehensive Proposal to Modify Cleanup Program (the “Proposal”) that was submitted to the State of Michigan on May 4, 2009. It is reasonably possible that the results of these negotiations may result in a material increase to the Company’s environmental reserves beyond those accrued in its condensed consolidated balance sheet at October 31, 2009, however, the impact is not currently estimable.

ITEM 1A. RISK FACTORS.

     There is no material change in the risk factors reported in Item 1A of the 2009 Form 10-K. This report contains certain forward-looking statements that reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These statements are subject to risks and uncertainties, which could cause actual results to differ materially. For a description of these risks see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors.”

ITEM 6. EXHIBITS.

     See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

December 10, 2009	/s/	LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer
and Treasurer

	/s/	FRANCIS MOSCHELLA
Francis Moschella
Vice President – Corporate Controller
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3(i)*

Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	By-Laws of the Registrant as amended through November 18, 2009, filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on November 23, 2009.

10.1*	Employment Agreement dated October 1, 2009 between the Company and Lisa McDermott, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2009.

10.2*	Employment Agreement dated October 1, 2009 between the Company and Sandra Marino, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 7, 2009.

10.3*	Pall Corporation Employee Stock Purchase Plan, as amended effective November 18, 2009, filed as Appendix B to the Registrant’s Proxy Statement filed on October 9, 2009.

10.4*	Pall Corporation Management Stock Purchase Plan, as amended effective November 18, 2009, filed as Appendix C to the Registrant’s Proxy Statement filed on October 9, 2009.

10.5*	Pall Corporation 2005 Stock Compensation Plan, as amended effective November 18, 2009, filed as Appendix D to the Registrant’s Proxy Statement filed on October 9, 2009.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Incorporated herein by reference.

† Exhibit filed herewith.