Form 10-Q
period 2010-01-31
PALL CORP
filed 2010-03-12
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2010

or

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

     The number of shares of the registrant’s common stock outstanding as of March 5, 2010 was 116,911,551.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of January 31, 2010 and July 31, 2009.	3
	Condensed Consolidated Statements of Earnings for the three and six months ended
	January 31, 2010 and January 31, 2009.	4
	Condensed Consolidated Statements of Cash Flows for the six months ended
	January 31, 2010 and January 31, 2009.	5
	Notes to Condensed Consolidated Financial Statements.	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	35
Item 4	Controls and Procedures.	36
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	37
Item 1A. Risk Factors.		38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38
Item 5.	Other Information.	39
Item 6.	Exhibits.	40
SIGNATURES		41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Jan. 31, 2010	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$441,957	$414,011
Accounts receivable	518,296	561,063
Inventories	415,808	413,278
Prepaid expenses	37,245	32,204
Other current assets	156,753	149,894
Total current assets	1,570,059	1,570,450
Property, plant and equipment	688,748	681,658
Goodwill	290,914	282,777
Intangible assets	61,072	63,751
Other non-current assets	232,659	242,176
Total assets	$2,843,452	$2,840,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$41,556	$42,371
Accounts payable and other current liabilities	388,058	422,794
Income taxes payable	111,737	137,846
Current portion of long-term debt	101,862	97,432
Dividends payable	18,686	16,947
Total current liabilities	661,899	717,390
Long-term debt, net of current portion	576,265	577,666
Income taxes payable – non-current	132,785	133,919
Deferred taxes and other non-current liabilities	290,665	297,239
Total liabilities	1,661,614	1,726,214

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	207,335	197,759
Retained earnings	1,313,064	1,237,735
Treasury stock, at cost	(360,704)	(354,274)
Stock option loans	(338)	(435)
Accumulated other comprehensive income/(loss):
Foreign currency translation	114,451	127,015
Pension liability adjustment	(108,977)	(108,977)
Unrealized investment gains	4,488	3,423
Unrealized losses on derivatives	(277)	(444)
	9,685	21,017
Total stockholders’ equity	1,181,838	1,114,598
Total liabilities and stockholders’ equity	$2,843,452	$2,840,812

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jan. 31, 2010	Jan. 31, 2009	Jan. 31, 2010	Jan. 31, 2009
Net sales	$560,401	$543,296	$1,107,340	$1,121,318
Cost of sales	276,116	286,947	552,857	585,578
Gross profit	284,285	256,349	554,483	535,740

Selling, general and
administrative expenses	187,012	167,084	363,670	347,590
Research and development	18,639	17,419	35,888	36,352
Restructuring and other
charges, net	572	8,747	4,629	16,922
Interest expense, net	5,694	6,553	3,088	15,979
Earnings before income taxes	72,368	56,546	147,208	118,897
Provision for income taxes	22,749	17,675	30,606	36,939

Net earnings	$49,619	$38,871	$116,602	$81,958

Earnings per share:
Basic	$0.42	$0.33	$0.99	$0.69
Diluted	$0.42	$0.33	$0.98	$0.68

Dividends declared per share	$0.160	$0.145	$0.305	$0.275

Average shares outstanding:
Basic	117,875	118,428	117,749	118,931
Diluted	119,290	119,213	119,028	119,921

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	Jan. 31, 2010	Jan. 31, 2009
Operating activities:
Net cash provided by operating activities	$156,008	$61,893

Investing activities:
Capital expenditures	(63,459)	(58,387)
Proceeds from sale of retirement benefit assets	15,328	7,591
Purchases of retirement benefit assets	(14,877)	(9,413)
Disposals of fixed assets	215	2,992
Acquisitions of businesses, net of cash acquired	(8,984)	(37,214)
Other	(3,853)	(12,475)
Net cash used by investing activities	(75,630)	(106,906)

Financing activities:
Notes payable	(717)	(2,244)
Dividends paid	(33,913)	(30,814)
Net proceeds from stock plans	9,429	7,185
Purchase of treasury stock	(24,990)	(64,884)
Long-term borrowings	—	115,939
Repayments of long-term debt	(1,098)	(177,331)
Excess tax benefits from stock-based compensation
arrangements	684	689
Net cash used by financing activities	(50,605)	(151,460)
Cash flow for period	29,773	(196,473)
Cash and cash equivalents at beginning of year	414,011	454,065
Effect of exchange rate changes on cash and cash
equivalents	(1,827)	(36,106)
Cash and cash equivalents at end of period	$441,957	$221,486
Supplemental disclosures:
Interest paid	$14,963	$28,505
Income taxes paid (net of refunds)	43,601	45,835

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

     The Company has evaluated subsequent events for possible disclosure through the date the financial statements were issued, noting no events that would require adjustment to, or disclosures in, the unaudited condensed consolidated financial statements as of and for the three and six months ended January 31, 2010.

NOTE 2 - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). In addition, this guidance also recognizes rules and interpretive releases of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) as authoritative GAAP for SEC registrants. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The ASC does not change current GAAP other than the manner in which new accounting guidance is referenced, and the adoption of this authoritative guidance did not have an impact on the Company’s condensed consolidated financial statements.

     In April 2009, the FASB issued authoritative guidance that requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. See Note 13, Investment Securities, for the required disclosures.

     In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing authoritative guidance. This new guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have a material impact on the Company’s condensed consolidated financial statements.

     In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have any impact on the Company’s condensed consolidated financial statements.

     In February 2008, the FASB issued authoritative guidance that permitted the delayed application of fair value measurement guidance for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The Company’s non-financial assets and liabilities subject to this guidance principally consist of intangible assets acquired through business combinations and long-lived assets. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have any impact on the Company’s condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     In December 2007, the FASB issued authoritative guidance related to the accounting for business combinations. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The impact of adopting this authoritative guidance generally impacts the accounting for future business combinations, specifically certain aspects of business combination accounting, such as transaction costs and certain merger-related restructuring reserves. One exception to the prospective application of this guidance relates to accounting for income taxes associated with business combinations that closed prior to the beginning of the Company’s first quarter of fiscal year 2010. Once the purchase accounting measurement period closes for these acquisitions, any further adjustments to income taxes recorded as part of these business combinations will impact income tax expense. Previously, further adjustments were predominantly recorded as adjustments to goodwill. The Company did not have any material acquisitions during the first six months of fiscal year 2010. The total amount of such unrecognized income tax benefits as of August 1, 2009 that would impact the effective tax rate was $15,288.

     In December 2007, the FASB issued authoritative guidance related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, this guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have any impact on the Company’s condensed consolidated financial statements.

NOTE 3 - BALANCE SHEET DETAILS

     The following tables provide details of selected balance sheet items:

	Jan. 31, 2010	July 31, 2009
Accounts receivable:
Billed	$447,990	$464,023
Unbilled	81,871	107,642
Total	529,861	571,665
Less: Allowances for doubtful accounts	(11,565)	(10,602)
	$518,296	$561,063

     Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Jan. 31, 2010	July 31, 2009
Inventories:
Raw materials and components	$119,294	$115,274
Work-in-process	54,165	55,409
Finished goods	242,349	242,595
	$415,808	$413,278

	Jan. 31, 2010	July 31, 2009
Property, plant and equipment:
Property, plant and equipment	$1,540,737	$1,512,624
Less: Accumulated depreciation
and amortization	(851,989)	(830,966)
	$688,748	$681,658

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

     The following table presents goodwill, allocated by reportable segment.

	Jan. 31, 2010	July 31, 2009
Life Sciences	$98,541	$91,361
Industrial	192,373	191,416
	$290,914	$282,777

     The change in the carrying amount of goodwill is primarily attributable to the impact of the acquisition of a biotechnology company during the second quarter of fiscal year 2010. The excess of the acquisition purchase price over the book value of the net assets acquired was preliminarily assigned to goodwill.

     Intangible assets, net, consist of the following:

	Jan. 31, 2010
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$96,696	$53,441	$43,255
Customer-related	15,832	2,055	13,777
Trademarks	6,434	3,998	2,436
Other	3,776	2,172	1,604
	$122,738	$61,666	$61,072

	July 31, 2009
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$96,421	$49,680	$46,741
Customer-related	13,910	1,297	12,613
Trademarks	6,379	3,712	2,667
Other	3,780	2,050	1,730
	$120,490	$56,739	$63,751

    Amortization expense for intangible assets for the three and six months ended January 31, 2010 was $2,693 and $5,314, respectively. Amortization expense for intangible assets for the three and six months ended January 31, 2009 was $2,260 and $4,522, respectively. Amortization expense is estimated to be approximately $5,687 for the remainder of fiscal year 2010, $10,724 in fiscal year 2011, $10,457 in fiscal year 2012, $7,252 in fiscal year 2013, $6,055 in fiscal year 2014 and $4,579 in fiscal year 2015.

NOTE 5 - TREASURY STOCK

     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the six months ended January 31, 2010, the Company purchased 674 shares in open-market transactions at an aggregate cost of $24,990 with an average price per share of $37.08. As of January 31, 2010, $427,953 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

     During the six months ended January 31, 2010, 586 shares were issued under the Company’s stock-based compensation plans. At January 31, 2010, the Company held 11,171 treasury shares.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6 - CONTINGENCIES AND COMMITMENTS

     With respect to the matters described in Note 15, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2009 Form 10-K and as updated in Note 6, Contingencies and Commitments, in the Company’s condensed consolidated financial statements included on Form 10-Q for the first quarter of fiscal year 2010, under the heading Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or related receivables for insurance recoveries have been reflected in the condensed consolidated financial statements as of January 31, 2010 as these amounts are not currently estimable.

Environmental Matters:

     The Company’s condensed consolidated balance sheet at January 31, 2010 includes liabilities for environmental matters of approximately $9,016, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

     The following tables summarize the restructuring and other charges (“ROTC”) recorded for the three and six months ended January 31, 2010 and January 31, 2009:

	Three Months Ended Jan. 31, 2010			Six Months Ended Jan. 31, 2010
		Other			Other
		Charges/			Charges/
	Restructuring	(Income)		Restructuring	(Income)
	(1)	(2)	Total	(1)	(2)	Total
Severance	$864	$—	$864	$2,292	$—	$2,292
Other costs	1,208	—	1,208	3,188	—	3,188
Environmental matters (2a)	—	400	400	—	941	941
Receipt of insurance
claim payments, net of costs
related to inquiry (2b)	—	(1,375)	(1,375)	—	(1,205)	(1,205)
Asset impairment/gain on sale (2c)	263	(774)	(511)	263	(774)	(511)
	2,335	(1,749)	586	5,743	(1,038)	4,705
Reversal of excess
restructuring reserves	(14)	—	(14)	(76)	—	(76)
	$2,321	$(1,749)	$572	$5,667	$(1,038)	$4,629

Cash	$2,375	$(1,749)	$626	$4,665	$(1,038)	$3,627
Non-cash	(54)	—	(54)	1,002	—	1,002
	$2,321	$(1,749)	$572	$5,667	$(1,038)	$4,629

	Three Months Ended Jan. 31, 2009			Six Months Ended Jan. 31, 2009
		Other
		Charges/			Other
	Restructuring	(Income)		Restructuring	Charges
	(1)	(2)	Total	(1)	(2)	Total
Severance	$6,074	$—	$6,074	$7,721	$—	$7,721
Asset impairment/loss on
sale (2c)	4	1,500	1,504	4	3,477	3,481
Other costs	1,341	—	1,341	2,291	—	2,291
In-process research and
development (2d)	—	—	—	—	1,743	1,743
Costs related to inquiry (2b)	—	234	234	—	820	820
Environmental matters (2a)	—	(371)	(371)	—	908	908
	7,419	1,363	8,782	10,016	6,948	16,964
Reversal of excess
restructuring reserves	(35)	—	(35)	(42)	—	(42)
	$7,384	$1,363	$8,747	$9,974	$6,948	$16,922

Cash	$7,532	$(137)	$7,395	$10,122	$1,728	$11,850
Non-cash	(148)	1,500	1,352	(148)	5,220	5,072
	$7,384	$1,363	$8,747	$9,974	$6,948	$16,922

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

(1) Restructuring:

     Restructuring charges reflect the expenses incurred in connection with the Company’s cost reduction initiatives including severance liabilities for the termination of certain employees worldwide as well as various other costs related to these initiatives.

     The following table summarizes the activity related to restructuring liabilities that were recorded in the six months ended January 31, 2010 and in fiscal year 2009.

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2010
Original charge	$2,292	$3,188	$5,480
Utilized	(1,739)	(2,495)	(4,234)
Translation	3	(11)	(8)
Balance at Jan. 31, 2010	$556	$682	$1,238

2009
Original charge	$18,938	$4,734	$23,672
Utilized	(12,757)	(4,133)	(16,890)
Translation	412	20	432
Balance at Jul. 31, 2009	6,593	621	7,214
Utilized	(4,194)	(287)	(4,481)
Reversal of excess reserves (a)	(16)	—	(16)
Translation	(7)	(8)	(15)
Balance at Jan. 31, 2010	$2,376	$326	$2,702

     (a) Reflects the reversal of excess restructuring reserves originally recorded in fiscal year 2009.

     Excluded from the tables above are restructuring liabilities relating to fiscal years 2006 through 2008. At January 31, 2010, the balance of these restructuring liabilities in the aggregate was $247.

(2) Other Charges/(Income):

        (a) Environmental matters:

     In the three and six months ended January 31, 2010, the Company increased its previously established environmental reserve related to matters in Pinellas Park, Florida and Ann Arbor, Michigan. In the six months ended January 31, 2009, the Company increased its previously established environmental reserves, primarily related to environmental matters in Pinellas Park, Florida and Ann Arbor, Michigan. Such costs were partly offset by the receipt of an insurance claim payment recorded in the three months ended January 31, 2009.

        (b) Inquiry related items:

     In the three and six months ended January 31, 2010 and January 31, 2009, the Company recorded legal and other professional fees related to matters that were under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). The receipt of insurance claim payments recorded in the three months ended January 31, 2010 more than offset such costs in the current year.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

        (c) Impairment and gain on sale of assets:

     In the three months ended October 31, 2008, the Company recorded a charge of $1,977 for the deemed to be other-than-temporary diminution in value of certain equity and debt investment securities held by its benefits protection trust. In the three months ended January 31, 2010, the Company recorded a gain of $774 on the sale of certain equity and debt investment securities held by its benefits protection trust.

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

NOTE 8 – INCOME TAXES

     The Company’s effective tax rate for the six months ended January 31, 2010 and January 31, 2009 was 20.8% and 31.1%, respectively. During the six months ended January 31, 2010, the Company recorded an income tax benefit of $13,197 due to the resolution of a foreign tax audit covering fiscal years 2001 through 2004. For the six months ended January 31, 2010, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the resolution of the foreign tax audit. For the six months ended January 31, 2009, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the retroactive extension of the federal research credit per the Emergency Economic Stabilization Act of 2008.

     At January 31, 2010 and July 31, 2009, the Company had gross unrecognized income tax benefits of $224,434 and $240,683, respectively. During the six months ended January 31, 2010, the amount of unrecognized income tax benefits decreased by $16,249, primarily due to the resolutions of the foreign tax audit mentioned above and a U.S. federal tax audit covering fiscal years 1996 through 1998, partially offset by tax positions taken during the current period. As of January 31, 2010, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $155,412.

     The Company recognizes accrued interest expense related to unrecognized income tax benefits in interest expense and the balance at the end of a reporting period is recorded in accounts payable and other current liabilities as well as deferred taxes and other non-current liabilities in the Company’s condensed consolidated balance sheet. Penalties are accrued as part of the provision for income taxes and the unpaid balance at the end of a reporting period is recorded as part of current or non-current income taxes payable. At January 31, 2010 and July 31, 2009, the Company had accrued $65,569 and $75,157, respectively, for potential payment of interest and penalties. The decrease of $9,588 was primarily due to the resolution of the foreign and federal tax audits mentioned above. As previously disclosed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K, the actual amounts due and payable upon final settlement of the matters that are under review by taxing authorities in the U.S. and other taxing jurisdictions may differ materially from the Company’s estimate. In particular, the Company may be subject to potential additional penalties that may be asserted by the U.S. and foreign taxing authorities of up to $127,000. In determining the probability of those potential additional penalties being assessed, the Company concluded that it was not more likely than not that those potential additional penalties will be assessed. As a result, the Company did not recognize the potential additional penalties of up to $127,000 in the condensed consolidated financial statements as of January 31, 2010.

     Due to the potential resolution of tax examinations and the expiration of various statutes of limitations, the Company believes that it is reasonably possible that the gross amount of unrecognized income tax benefits may decrease within the next twelve months by a range of zero to $85,571.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 9 - COMPONENTS OF NET PERIODIC PENSION COST

     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2010	2009	2010	2009	2010	2009
Service cost	$1,983	$2,033	$1,249	$1,239	$3,232	$3,272
Interest cost	3,048	3,107	4,602	3,901	7,650	7,008
Expected return on plan assets	(2,023)	(2,114)	(3,453)	(3,193)	(5,476)	(5,307)
Amortization of prior service cost	446	385	64	63	510	448
Recognized actuarial loss	608	264	719	283	1,327	547
Net periodic benefit cost	$4,062	$3,675	$3,181	$2,293	$7,243	$5,968

	Six Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2010	2009	2010	2009	2010	2009
Service cost	$3,966	$4,066	$2,480	$2,477	$6,446	$6,543
Interest cost	6,096	6,214	9,189	8,464	15,285	14,678
Expected return on plan assets	(4,046)	(4,228)	(6,896)	(7,040)	(10,942)	(11,268)
Amortization of prior service cost	892	770	126	115	1,018	885
Recognized actuarial loss	1,216	528	1,436	631	2,652	1,159
Net periodic benefit cost	$8,124	$7,350	$6,335	$4,647	$14,459	$11,997

NOTE 10 - STOCK-BASED PAYMENT

     The Company currently has four stock-based employee and director compensation award types (Stock Option, Restricted Stock Unit (“RSU”), Management Stock Purchase Plan (“MSPP”) and the Employee Stock Purchase Plan (“ESPP”)), which are more fully described in Note 16, Common Stock, to the consolidated financial statements included in the 2009 Form 10-K.

     The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and six months ended January 31, 2010 and January 31, 2009 are reflected in the table below.

	Three Months Ended		Six Months Ended
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2010	2009	2010	2009
Stock options	$1,190	$1,172	$2,009	$2,187
Restricted stock units	3,555	3,359	6,109	5,660
ESPP	1,043	1,248	2,462	2,272
MSPP	922	1,114	1,858	1,971
Total	$6,710	$6,893	$12,438	$12,090

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The following table illustrates the income tax effects related to stock-based compensation.

	Three Months Ended		Six Months Ended
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2010	2009	2010	2009
Excess tax benefits in cash flows from
financing activities	$393	$240	$684	$689
Tax benefit recognized related to
total stock-based compensation expense	1,873	2,163	3,576	3,573
Actual tax benefit realized for tax deductions
from option exercises of stock-based
payment arrangements	1,531	389	3,491	1,697

Stock Options and ESPP

     A summary of option activity for all stock option plans during the six months ended January 31, 2010 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
Stock Options	Shares	Price	(in years)	Value
Outstanding at August 1, 2009 (a)	3,724	$28.04
Granted	—	—
Exercised	(40)	23.30
Forfeited or Expired	(1)	30.08
Outstanding at October 31, 2009	3,683	28.09	3.9	$20,285
Granted	363	37.19
Exercised	(56)	22.74
Forfeited or Expired	(16)	31.14
Outstanding at January 31, 2010	3,974	$28.98	4.0	$26,622
Expected to vest at January 31, 2010	1,520	$34.00	5.8	$3,978
Exercisable at January 31, 2010	2,426	$25.78	2.9	$22,549

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

     As of January 31, 2010, there was $10,602 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years. The total intrinsic value of options exercised during the three and six months ended January 31, 2010 was $742 and $1,140, respectively. The total intrinsic value of options exercised during the three and six months ended January 31, 2009 was $72 and $1,147, respectively.

     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. A total of 319 shares and 244 shares were issued under the ESPP during the semi-annual stock purchase periods ended October 31, 2009 and October 31, 2008, respectively. Shares for the current semi-annual stock purchase period will be purchased on April 30, 2010.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The following weighted average assumptions were used in estimating the fair value of stock options and ESPP shares granted during the three and six months ended January 31, 2010 and January 31, 2009 (There were no grants of stock options or grants related to the ESPP during the three months ended October 31, 2009 and October 31, 2008):

	Three and Six Months Ended
	Jan. 31, 2010	Jan. 31, 2009
Stock Options
Weighted average fair value at grant date	$10.50	$6.37
Valuation assumptions:
Expected dividend yield	2.0%	1.8%
Expected volatility	34.9%	31.0%
Expected life (years)	5.0	5.0
Risk-free interest rate	2.4%	1.6%

ESPP
Weighted average fair value at grant date	$7.90	$7.67
Valuation assumptions:
Expected dividend yield	2.0%	1.4%
Expected volatility	35.8%	50.3%
Expected life (years)	½ year	½ year
Risk-free interest rate	0.2%	1.1%

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

MSPP

     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over a four year period for matches made thereafter. Such restricted units aggregated 1,013 and 984 as of January 31, 2010 and January 31, 2009, respectively. As of January 31, 2010, there was $8,275 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 2.7 years. The following is a summary of MSPP activity during the three and six months ended January 31, 2010 and January 31, 2009:

	Three Months Ended		Six Months Ended
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2010	2009	2010	2009
Deferred compensation and cash
contributions	$448	$516	$2,647	$4,757
Fair value of restricted stock units vested	$426	$943	$2,623	$1,612
Vested units distributed	28	70	177	142

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

RSUs

     A summary of restricted stock unit activity, related to employees, for the Pall Corporation 2005 Stock Compensation Plan (“2005 Stock Plan”) during the six months ended January 31, 2010, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at August 1, 2009	1,216	$33.10
Granted	—	—
Vested	(5)	31.50
Forfeited	—	—
Nonvested at October 31, 2009	1,211	$33.10
Granted	107	37.22
Vested	(52)	28.68
Forfeited	(10)	34.91
Nonvested at January 31, 2010	1,256	$33.62

     As of January 31, 2010, there was $24,744 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 2.9 years.

     Non-employee directors of the Company were granted in the aggregate 34 annual award units of restricted stock during the three and six months ended January 31, 2010, with a weighted-average fair market value of $36.69 per share.

     As of January 31, 2010, approximately 6,405 shares of common stock of the Company were reserved for stock-based compensation plans. Of the 6,405 shares, approximately 3,107 shares were reserved for vested awards and approximately 3,298 shares were reserved for unvested awards. The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.

NOTE 11 - EARNINGS PER SHARE

     The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and units aggregating 1,499 and 732 shares were not included in the computation of diluted shares for the three months ended January 31, 2010 and January 31, 2009, respectively, because their effect would have been antidilutive. For the six months ended January 31, 2010 and January 31, 2009, 1,827 and 549 antidilutive shares, respectively, were excluded. The following is reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Six Months Ended
	Jan. 31, 2010	Jan. 31, 2009	Jan. 31, 2010	Jan. 31, 2009
Basic shares outstanding	117,875	118,428	117,749	118,931
Effect of stock plans	1,415	785	1,279	990
Diluted shares outstanding	119,290	119,213	119,028	119,921

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 12 - FAIR VALUE MEASUREMENTS

     The Company records certain of its financial assets and liabilities at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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
     The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value as of January 31, 2010:

		Fair Value Measurements
	As of
	Jan. 31, 2010	Level 1	Level 2	Level 3
Financial assets carried at fair value
Available-for-sale debt securities	$51,068	$51,068	$—	$—
Available-for-sale equity securities	4,826	4,826	—	—
Derivative financial instruments	678	—	678	—

Financial liabilities carried at fair value
Derivative financial instruments	2,003	—	2,003	—

     The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value as of July 31, 2009:

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

     During the six months ended January 31, 2010, the Company did not have significant measurements of non-financial assets or liabilities at fair value.

NOTE 13 – INVESTMENT SECURITIES

     Included within other non-current assets is a benefits protection trust, with assets aggregating $57,792 and $57,337 as of January 31, 2010 and July 31, 2009, respectively. The trust was established for the primary purpose of satisfying certain supplemental post-employment benefit obligations in the U.S. for eligible executives in the event of a change of control of the Company. In addition to holding cash equivalents primarily to satisfy short-term cash requirements relating to benefit payments, the trust primarily invests in U.S. government obligations, debt obligations of corporations and financial institutions with high credit ratings and equity mutual fund shares. Contractual maturity dates of debt securities held by the trust range from 2010 to 2039. Such debt and equity securities are classified as available-for-sale and recorded in other non-current assets in the Company’s condensed consolidated balance sheets at aggregate fair values of $52,010 and $56,170 as of January 31, 2010 and July 31, 2009, respectively.

     Also included within non-current assets is the Company’s investment in Satair A/S (“Satair”) of $3,854 and $2,588, at January 31, 2010 and July 31, 2009, respectively, which is classified as available-for-sale.

     The following is a summary of the Company’s available-for-sale investments by category:

			Gross	Gross	Net
	Cost/		Unrealized	Unrealized	Unrealized
	Amortized		Holding	Holding	Holding
	Cost Basis	Fair Value	Gains	Losses	Gains
January 31, 2010
Equity securities	$2,335	$4,826	$2,494	$(3)	$2,491
Debt securities:
U.S. Treasury	15,723	16,751	1,071	(43)	1,028
Other U.S.
government	11,619	12,350	745	(14)	731
CMO/mortgage-
backed	265	291	26	—	26
Corporate	20,172	21,676	1,506	(2)	1,504
	$50,114	$55,894	$5,842	$(62)	$5,780

July 31, 2009
Equity securities	$5,550	$7,114	$1,566	$(2)	$1,564
Debt securities:
U.S. Treasury	14,417	15,210	841	(48)	793
Other U.S.
government	11,609	12,467	868	(10)	858
CMO/mortgage-
backed	298	319	21	—	21
Corporate	22,367	23,680	1,314	(1)	1,313
	$54,241	$58,790	$4,610	$(61)	$4,549

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
January 31, 2010
Equity securities	$—	$—	$30	$3	$30	$3
Debt securities:
U.S. Treasury	2,162	43	—	—	2,162	43
Other U.S.
government	773	14	—	—	773	14
CMO/mortgage
– backed	—	—	—	—	—	—
Corporate	198	2	—	—	198	2
	$3,133	$59	$30	$3	$3,163	$62

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
July 31, 2009
Equity securities	$32	$2	$—	$—	$32	$2
Debt securities:
U.S. Treasury	1,085	48	—	—	1,085	48
Other U.S.
government	1,152	10	—	—	1,152	10
CMO/mortgage			—	—
– backed	—	—			—	—
Corporate	297	1	—	—	297	1
	$2,566	$61	$—	$—	$2,566	$61

     The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three and six months ended January 31, 2010 and January 31, 2009:

	Three Months Ended		Six Months Ended
	Jan. 31, 2010	Jan. 31, 2009	Jan. 31, 2010	Jan. 31, 2009
Proceeds from sales	$7,062	$1,289	$9,960	$3,379
Realized gross gains on sales	848	105	943	156
Realized gross losses on sales	—	—	—	46

NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS

     As of January 31, 2010, the Company had an interest rate swap and foreign currency forward contracts outstanding with notional amounts aggregating $99,720 and $147,851 respectively, whose aggregate fair values were a liability of $427 and a liability of $898, respectively. Accumulated other comprehensive income includes $277, net of tax, of cumulative unrealized losses on the floating-to-fixed interest rate swap (i.e., cash flow hedge).

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

Foreign Exchange

a. Derivatives Not Designated as Hedging Instruments

     The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three and six months ended January 31, 2010 was $311,676 and $646,562, respectively. The notional amount of foreign currency forward contracts outstanding as of January 31, 2010 was $147,851.

b. Net Investment Hedges

     The risk management objective of designating the Company’s foreign currency loan as a hedge of its net investment in a wholly owned Japanese subsidiary is to mitigate the change in the fair value of the Company’s net investment due to changes in foreign exchange rates. The Company uses its outstanding JPY loan to hedge its equity of the same amount in the Japanese wholly owned subsidiary. The hedge of net investment consists of a JPY 9 billion loan.

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

     The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
January 31, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contract	Other current assets	$—	Other current liabilities	$427

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$678	Other current liabilities	$1,576
Total derivatives		$678		$2,003

Nonderivative instruments designated as hedging instruments
Net investment hedge			Current portion of long-term debt	$99,720

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

     The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three and six months ended January 31, 2010 are presented as follows:

	Amount of Gain or (Loss)			Amount of Gain or (Loss) Reclassified
	Recognized in OCI on Derivatives		Location of Gain	from Accumulated OCI into Earnings
	(Effective Portion)		or (Loss)	(Effective Portion) (a)
	Three Months	Six Months	Reclassified from
	Ended	Ended	Accumulated OCI	Three Months	Six Months
	January 31,	January 31,	into Earnings	Ended January 31,	Ended January 31,
	2010	2010	(Effective Portion)	2010	2010
Derivatives in cash
flow hedging
relationships
Interest rate swap contract	$147	$167	Interest expense	$(248)	$(472)

(a) There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended January 31, 2010.

     The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three and six months ended January 31, 2010 are presented as follows:

		Amount of Gain or (Loss) Recognized in
		Earnings on Derivatives
	Location of Gain or (Loss)	Three Months	Six Months
	Recognized in Earnings on	Ended January 31,	Ended January 31,
	Derivatives	2010	2010
Derivatives not designated as hedging
relationships
Foreign exchange forward contracts	Selling, general and administrative expenses	$116	$(2,090)

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three and six months ended January 31, 2010 are presented as follows:

Amount of Gain or (Loss)
	Recognized in OCI on		Location of Gain	Amount of Gain or (Loss) Reclassified from
	Derivatives		or (Loss)	Accumulated OCI into Earnings
	(Effective Portion)		Reclassified from	(Effective Portion) (a)
Accumulated
	Three Months	Six Months	OCI into
	Ended	Ended	Earnings	Three Months	Six Months
	January 31,	January 31,	(Effective	Ended January 31,	Ended January 31,
	2010	2010	Portion)	2010	2010
Nonderivatives
designated as
hedging relationships
Net investment hedge	$167	$(2,943)	N/A	$—	$—

(a) There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended January 31, 2010.

NOTE 15 - COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	Jan. 31, 2010	Jan. 31, 2009	Jan. 31, 2010	Jan. 31, 2009
Net earnings	$49,619	$38,871	$116,602	$81,958

Unrealized translation adjustment	(26,692)	(25,456)	(12,865)	(128,271)
Income taxes	(534)	3,080	301	(4,615)
Unrealized translation adjustment, net	(27,226)	(22,376)	(12,564)	(132,886)

Change in unrealized investment (losses)/gains	(221)	1,235	1,231	(1,069)
Income taxes	79	—	(166)	122
Change in unrealized investment (losses)/gains, net	(142)	1,235	1,065	(947)

Unrealized gains/(losses) on derivatives	230	(9)	261	(438)
Income taxes	(83)	3	(94)	153
Unrealized gains/(losses) on derivatives, net	147	(6)	167	(285)

Total comprehensive income/(loss)	$22,398	$17,724	$105,270	$(52,160)

     Unrealized investment gains/(losses) on available-for-sale securities, net of related income taxes, consist of the following:

	Three Months Ended		Six Months Ended
	Jan. 31, 2010	Jan. 31, 2009	Jan. 31, 2010	Jan. 31, 2009
Unrealized gains/(losses) arising during
the period	$2,495	$1,235	$3,947	$(2,909)
Income taxes	79	—	(166)	122
Net unrealized gains/(losses) arising
during the period	2,574	1,235	3,781	(2,787)
Reclassification adjustment for
(gains)/losses included in net earnings	(2,716)	—	(2,716)	1,840
Change in unrealized investment
(losses)/gains, net	$(142)	$1,235	$1,065	$(947)

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 16 - SEGMENT INFORMATION

     The Company’s reportable segments, which are also its operating segments, consist of the Company’s two vertically integrated businesses, Life Sciences and Industrial.

     The following table presents sales and operating profit by segment reconciled to earnings before income taxes, for the three and six months ended January 31, 2010 and January 31, 2009.

	Three Months Ended		Six Months Ended
	Jan. 31, 2010	Jan. 31, 2009	Jan. 31, 2010	Jan. 31, 2009
SALES:
Life Sciences	$247,423	$225,022	$486,333	$445,351
Industrial	312,978	318,274	621,007	675,967
Total	$560,401	$543,296	$1,107,340	$1,121,318

OPERATING PROFIT:
Life Sciences	$61,554	$48,602	$119,321	$90,470
Industrial	30,230	35,882	61,201	90,988
Total operating profit	91,784	84,484	180,522	181,458
General corporate expenses	13,150	12,638	25,597	29,660
Earnings before ROTC, interest expense,
net and income taxes	78,634	71,846	154,925	151,798
ROTC	572	8,747	4,629	16,922
Interest expense, net	5,694	6,553	3,088	15,979
Earnings before income taxes	$72,368	$56,546	$147,208	$118,897

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

     The matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements regarding future performance, earnings projections, earnings guidance, management’s expectations about its future cash needs and effective tax rate, and other future events or developments are forward-looking statements. Forward-looking statements are those that use terms such as “anticipate”, “should”, “believe”, “estimate”, “expect”, “intend”, “plan”, “predict”, “potential” or similar expressions about matters that are not historical facts. Forward-looking statements contained in this and other written and oral reports are based on current Company expectations and are subject to risks and uncertainties, which could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in the 2009 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including the impact of the uncertain global economic environment and the timing and strength of a recovery in the markets we serve, and the extent to which adverse economic conditions continue to affect our sales volume and results, demand for our products and business relationships with key customers and suppliers, which may be impacted by their cash flow and payment practices, and volatility in currency exchange rates and energy costs and other macro economic challenges currently affecting the Company, and the Company’s ability to successfully complete its business improvement initiatives that include integrating and upgrading its information systems and the effect of a serious disruption in the Company’s information systems on its business and results of operations. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them.

Results of Operations

Review of Consolidated Results

     Sales in the second quarter of fiscal year 2010 increased 3.2% to $560,401 from $543,296 in the second quarter of fiscal year 2009. Sales in the first six months of fiscal year 2010 decreased 1.2% compared to the first six months of fiscal year 2009. Exchange rates used to translate foreign subsidiary results into U.S. Dollars increased reported sales by $32,525 in the quarter, primarily due to the weakening of the U.S. Dollar against the Euro, Australian Dollar, British Pound and Korean Won. In the first six months, exchange rates used to translate foreign subsidiary results into U.S. Dollars increased reported sales by $41,289, primarily due to the weakening of the U.S. Dollar against the Euro, Japanese Yen and Australian Dollar, partly offset by the strengthening of the U.S. Dollar against the British Pound. In local currency, sales decreased 2.8% in the quarter and 4.9% in the first six months compared to the same periods in fiscal year 2009. Increased pricing achieved in both the Life Sciences and Industrial segments contributed $3,731 or 0.7%, to overall sales in the quarter and $6,522, or 0.6% in the first six months.

     Life Sciences segment sales increased 4.2% (in local currency) in the quarter and 5.6% (in local currency) in the first six months, driven by growth in the BioPharmaceuticals market. Industrial segment sales decreased 7.8% (in local currency) in the quarter, reflecting declines in the Energy, Water & Process Technologies (“EWPT”) and Aerospace & Transportation markets partly offset by an increase in the Microelectronics market. In the first six months, Industrial segment sales decreased 11.9% (in local currency), reflecting declines in the EWPT, Aerospace & Transportation and Microelectronics markets. Overall systems sales decreased 35.7% (in local currency) in the quarter and 23.4% (in local currency) in the first six months, reflecting decreases in all markets. Systems sales represented 8.6% of total sales in the quarter compared to 12.5% in the second quarter of fiscal year 2009. In the first six months, systems sales represented 9.4% of total sales compared to 11.4% in the first six months of fiscal year 2009. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

     Gross margin in the second quarter of fiscal year 2010 increased to 50.7% from 47.2% in the second quarter of fiscal year 2009, reflecting improvements in gross margin in both the Life Sciences and Industrial segments. Gross margin in the first six months of fiscal year 2010 increased to 50.1% from 47.8% in the first six months of fiscal year 2009, reflecting an improvement in gross margin in the Life Sciences segment, partly offset by a decline in gross margin in the Industrial segment. An increase in pricing in both segments, contributed 33 basis points to the overall gross margin improvement in the quarter and 30 basis points in the first six months. For a detailed discussion of the other factors impacting gross margin by segment for the quarter and first six months, refer to the section “Review of Operating Segments” below.

     Selling, general and administrative (“SG&A”) expenses in the second quarter of fiscal year 2010 increased by $19,928, or 11.9% (an increase of $10,203, or 6.1% in local currency). The increase in SG&A expenses (in local currency) reflects inflationary increases in employee benefit costs, costs related to investments in information technology and infrastructure investments made in the Life Sciences segment partly offset by the impact of headcount reductions and reduced sales commissions in the Industrial segment, and reductions in discretionary spending company-wide. SG&A in Life Sciences and Corporate increased in the quarter, while SG&A in Industrial was flat. As a percentage of sales, SG&A expenses were 33.4% compared to 30.8% in the second quarter of fiscal year 2009. The increase in SG&A expenses as a percentage of sales primarily reflects the increase in spending as discussed above. The increase in SG&A expenses in the second quarter of fiscal year 2010 as compared to the first quarter of fiscal year 2010 principally represents costs related to investments in information technology, the grant of certain restricted stock units in the second quarter of each fiscal year and infrastructure investments in Life Sciences.

     SG&A expenses in the first six months of fiscal year 2010 increased by $16,080, or 4.6% (an increase of $4,866, or 1.4% in local currency). The increase in SG&A expenses (in local currency) in the first six months primarily reflects the same factors discussed in the quarter. SG&A in Life Sciences increased in the first six months, partly offset by declines in Industrial and Corporate. As a percentage of sales, SG&A expenses were 32.8% compared to 31.0% in the first six months of fiscal year 2009. The increase in SG&A expenses as a percentage of sales primarily reflects the increase in spending discussed above and the impact of decreased sales period over period. For a detailed discussion of SG&A by segment, refer to the section “Review of Operating Segments” below.

     Research and development (“R&D”) expenses were $18,639 in the second quarter of fiscal year 2010 compared to $17,419 in the second quarter of fiscal year 2009, an increase of 7% (4.8% in local currency). The increase in R&D reflects increased spending in the Life Sciences segment partly offset by a decrease in the Industrial segment. As a percentage of sales, R&D expenses in the second quarter were 3.3% compared to 3.2% in the second quarter of fiscal year 2009. R&D expenses were $35,888 in the first six months of fiscal year 2010 compared to $36,352 in the first six months of fiscal year 2009, a decrease of 1.3% (2% in local currency). The decrease in R&D in the first six months reflects a decrease in spending in the Industrial segment partly offset by an increase in spending in the Life Sciences segment. As a percentage of sales, R&D expenses in the first six months were 3.2%, on par with the first six months of fiscal year 2009. For a detailed discussion of R&D by segment, refer to the section “Review of Operating Segments” below.

     In the second quarter and first six months of fiscal year 2010, the Company recorded restructuring and other charges (“ROTC”) of $572 and $4,629, respectively. ROTC in the quarter and first six months was primarily comprised of severance and other costs related to the Company’s on-going cost reduction initiatives, an increase to previously established environmental reserves and legal fees related to matters that were under inquiry by the audit committee (see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”)). Such costs were partly offset by the receipt of insurance claim payments related to matters that were under inquiry by the audit committee (as mentioned above) as well as by a gain on the sale of certain equity and debt investment securities held by the Company’s benefits protection trust.

     In the second quarter of fiscal year 2009, the Company recorded ROTC of $8,747. ROTC in the quarter was primarily comprised of severance and other costs related to the Company’s on-going cost reduction initiatives, and a charge for the impairment of capitalized software development costs related to discontinued projects. Additionally, ROTC includes legal fees related to matters that were under inquiry by the audit committee (see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s 2007 Form 10-K). Such charges were partly offset by the receipt of an insurance claim payment related to an environmental matter. In the first six months of fiscal year 2009, the Company recorded ROTC of $16,922, which was primarily comprised of severance and other costs related to the Company’s on-going cost reduction initiatives, a charge to write-off in-process R&D acquired in the acquisition of GeneSystems, SA, a charge primarily for the other-than-temporary diminution in value of certain equity investment securities held by its benefits protection trust, a charge for the impairment of capitalized software development costs, and increases to previously established environmental reserves, net of the receipt of an insurance claim payment. Additionally, ROTC includes legal fees related to matters that were under inquiry by the audit committee, as discussed above.

     The details of ROTC for the three and six months ended January 31, 2010 and January 31, 2009 as well as the activity related to restructuring liabilities that were recorded in the six months ended January 31, 2010 and in fiscal year 2009 can be found in Note 7, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.

     Earnings before interest and income taxes (“EBIT”) were $78,062 in the second quarter of fiscal year 2010 compared to $63,099 in the second quarter of fiscal year 2009, reflecting the factors discussed above. The impact of foreign currency translation increased EBIT by $6,820 in the second quarter of fiscal year 2010. As a percentage of sales, EBIT were 13.9% compared to 11.6% in the second quarter of fiscal year 2009. EBIT were $150,296 in the first six months of fiscal year 2010 compared to $134,876 in the first six months of fiscal year 2009, reflecting the factors discussed above. The impact of foreign currency translation increased EBIT by $10,241 in the first six months of fiscal year 2010. As a percentage of sales, EBIT were 13.6% compared to 12% in the second quarter of fiscal year 2009.

     Net interest expense in the second quarter of fiscal year 2010 was $5,694 compared to $6,553 in the second quarter of fiscal year 2009. The decrease in net interest expense reflects the repayment of foreign debt in the second and third quarters of fiscal year 2009 and a decrease in accrued interest related to the resolution of a foreign tax audit. A decline in interest income related to lower interest rates partly offset the above. Net interest expense in the first six months of fiscal year 2010 was $3,088 compared to $15,979 in the first six months of fiscal year 2009. Net interest expense in the first six months reflects the reversal of $8,984 of accrued interest primarily related to the resolution of a foreign tax audit. Excluding this item, net interest expense decreased $3,907 compared to the first six months of fiscal year 2009, reflecting the same factors as in the quarter.

     In the second quarter of fiscal year 2010, the Company’s effective tax rate was 31.4% as compared to 31.3% in the second quarter of fiscal year 2009. In the first six months of fiscal year 2010, the Company’s effective tax rate was 20.8% as compared to 31.1% in the first six months of fiscal year 2009. The decrease in the effective tax rate for the six months ended January 31, 2010 was primarily driven by a tax benefit of $13,197 from the resolution of a foreign tax audit. The Company expects the underlying tax rate to be 31.6% for fiscal year 2010. The actual effective tax rate for the full fiscal year 2010 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as other factors.

     Net earnings in the second quarter of fiscal year 2010 were $49,619, or 42 cents per share, compared with net earnings of $38,871, or 33 cents per share in the second quarter of fiscal year 2009. In summary, the increase in net earnings dollars and earnings per share reflects the increase in EBIT and the decline in net interest expense. Net earnings in the first six months of fiscal year 2010 were $116,602, or 98 cents per share, compared with net earnings of $81,958, or 68 cents per share in the first six months of fiscal year 2009. In summary, the increase in net earnings dollars and earnings per share reflect the increase in EBIT, the decline in net interest expense and a decrease in the effective tax rate. Company management estimates that foreign currency translation increased net earnings per share by 4 cents in the second quarter of fiscal year 2010 and 6 cents in the first six months of fiscal year 2010.

Review of Operating Segments

     The following table presents sales and operating profit by segment, reconciled to earnings before income taxes, for the three and six months ended January 31, 2010 and January 31, 2009.

	Jan. 31,	%	Jan. 31,	%	%
Three Months Ended	2010	Margin	2009	Margin	Change
SALES:
Life Sciences	$247,423		$225,022		10.0
Industrial	312,978		318,274		(1.7)
Total	$560,401		$543,296		3.2
OPERATING PROFIT:
Life Sciences	$61,554	24.9	$48,602	21.6	26.6
Industrial	30,230	9.7	35,882	11.3	(15.8)
Total operating profit	91,784	16.4	84,484	15.6	8.6
General corporate expenses	13,150		12,638		4.1
Earnings before ROTC, interest expense, net
and income taxes	78,634	14.0	71,846	13.2	9.4
ROTC	572		8,747
Interest expense, net	5,694		6,553
Earnings before income taxes	$72,368		$56,546

	Jan. 31,	%	Jan. 31,	%	%
Six Months Ended	2010	Margin	2009	Margin	Change
SALES:
Life Sciences	$486,333		$445,351		9.2
Industrial	621,007		675,967		(8.1)
Total	$1,107,340		$1,121,318		(1.2)
OPERATING PROFIT:
Life Sciences	$119,321	24.5	$90,470	20.3	31.9
Industrial	61,201	9.9	90,988	13.5	(32.7)
Total operating profit	180,522	16.3	181,458	16.2	(0.5)
General corporate expenses	25,597		29,660		(13.7)
Earnings before ROTC, interest expense, net
and income taxes	154,925	14.0	151,798	13.5	2.1
ROTC	4,629		16,922
Interest expense, net	3,088		15,979
Earnings before income taxes	$147,208		$118,897

     Life Sciences:

     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the three and six months ended January 31, 2010 and January 31, 2009:

Three Months Ended	Jan. 31, 2010	% of Sales	Jan. 31, 2009	% of Sales
Sales	$247,423		$225,022
Cost of sales	103,993	42.0	109,720	48.8
Gross margin	143,430	58.0	115,302	51.2
SG&A	70,596	28.5	57,086	25.4
R&D	11,280	4.6	9,614	4.2
Operating profit	$61,554	24.9	$48,602	21.6

Six Months Ended	Jan. 31, 2010	% of Sales	Jan. 31, 2009	% of Sales
Sales	$486,333		$445,351
Cost of sales	209,902	43.2	215,530	48.4
Gross margin	276,431	56.8	229,821	51.6
SG&A	136,009	28.0	119,470	26.8
R&D	21,101	4.3	19,881	4.5
Operating profit	$119,321	24.5	$90,470	20.3

     The tables below present sales by market and geography within the Life Sciences segment for the three and six months ended January 31, 2010 and January 31, 2009, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change
			%	Rate	in Local
Three Months Ended	Jan. 31, 2010	Jan. 31, 2009	Change	Impact	Currency
By Market
BioPharmaceuticals	$146,972	$128,135	14.7	$8,306	8.2
Medical	100,451	96,887	3.7	4,616	(1.1)
Total Life Sciences	$247,423	$225,022	10.0	$12,922	4.2

By Geography
Western Hemisphere	$91,720	$84,867	8.1	$376	7.6
Europe	117,754	107,676	9.4	9,594	0.4
Asia	37,949	32,479	16.8	2,952	7.8
Total Life Sciences	$247,423	$225,022	10.0	$12,922	4.2

					%
				Exchange	Change
			%	Rate	in Local
Six Months Ended	Jan. 31, 2010	Jan. 31, 2009	Change	Impact	Currency
By Market
BioPharmaceuticals	$290,195	$256,058	13.3	$10,463	9.2
Medical	196,138	189,293	3.6	5,481	0.7
Total Life Sciences	$486,333	$445,351	9.2	$15,944	5.6

By Geography
Western Hemisphere	$179,260	$166,183	7.9	$358	7.7
Europe	232,480	217,134	7.1	9,943	2.5
Asia	74,593	62,034	20.2	5,643	11.1
Total Life Sciences	$486,333	$445,351	9.2	$15,944	5.6

     Life Sciences segment sales increased 4.2% in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009. Increased pricing (driven by the Biopharmaceuticals market) contributed $2,609 or 1.2% to overall sales growth in the quarter and, as such, the volume increase was 3%. In the first six months of fiscal year 2010, Life Sciences segment sales increased 5.6% compared to the first six months of fiscal year 2009. Increased pricing (driven by the Biopharmaceuticals market) contributed $4,284 or 1% to overall sales growth in the first six months, and as such, the volume increase was 4.6%. Life Sciences sales represented approximately 44% of total sales in the second quarter and first six months of fiscal year 2010 compared to 41% and 40% in the second quarter and first six months of fiscal year 2009, respectively.

     Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory) increased 8.2% in the second quarter and 9.2% in the first six months. Growth in the Pharmaceuticals submarket was the key driver of this result.

     Sales in the Pharmaceuticals submarket, which represented approximately 51% of total Life Sciences sales, increased 7.5% in the second quarter and 8.7% in the first six months of fiscal year 2010 compared to the same periods of fiscal year 2009. The growth in the quarter and first six months reflects an increase in consumables sales of 15.3% and 15.9%, respectively (all geographies contributing), partly offset by a decline in systems sales of 53.8% and 46.6%, respectively. Consumables sales growth in the Pharmaceuticals submarket was driven by increased demand in the vaccine marketplace and the use of the Company’s single-use processing technologies. In Asia, sales growth was particularly strong in China as drug producers are increasingly adopting FDA manufacturing standards which will enable them to export their products to the U.S. The decline in systems sales reflects a slowdown in capital investments by customers.

     Sales in the Medical market are comprised of blood filtration product sales and other infection and patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers.

     Sales of blood filtration products, which represented approximately 23% of total Life Sciences sales, increased 1.1% in the second quarter and 2.5% in the first six months of fiscal year 2010 compared to the same periods of fiscal year 2009. The growth in the quarter was primarily related to increased sales to independent blood centers in the U.S. reflecting expanded market share and growth in Asia, where there is increasing adoption of universal leukoreduction in certain countries and new tender wins. The growth in the first six months reflects the same factors as in the quarter as well as increased sales in Europe.

     Life Sciences gross margins in the second quarter increased 680 basis points to 58% from 51.2%. Life Sciences gross margins in the first six months of fiscal year 2010 increased 520 basis points to 56.8% from 51.6%. Key drivers of the improvement in gross margins in the quarter and first six months were:
  a change in mix estimated to have increased gross margin percentage by 200-250 basis points in the quarter and in the first six months, primarily driven by the following:
➢   a higher proportion of consumables sales to pharmaceuticals customers versus medical customers, the former generally carrying higher gross margins, and within markets, an increase in sales of higher margin products, and

➢   a decrease in systems sales, which typically have lower gross margins than consumables. The mix of systems sales to Pharmaceuticals’ customers decreased to 2.4% of total Life Sciences sales in the quarter compared to 5.5% in the second quarter of fiscal year 2009, and 2.9% of total Life Sciences sales in the first six months compared to 5.7% in the first six months of fiscal year 2009. Within systems sales, a higher proportion of sales of smaller scale standard systems, which generally carry higher margins;
  the benefit of sales channel changes from distribution to direct contributing an estimated 20 basis points in margin in the quarter and 30 basis points in the first six months,

  the estimated benefit of cost savings initiatives that outpaced inflation, contributing an estimated 325-375 basis points in margin in the quarter and 225-275 basis points in the first six months, including the following:
➢   improved efficiency in manufacturing operations including reductions in scrap, and

➢   favorable absorption of manufacturing overhead due to increased volume, an increase in pricing, estimated to have contributed 50 basis points to the gross margin improvement in the quarter and 40 basis points in the first six months.
     SG&A expenses in the second quarter increased by $13,510, or 23.7% (an increase of $9,940, or 17.4% in local currency), compared to fiscal year 2009. The increase in SG&A in local currency principally reflects increased selling costs incurred for the change in sales channel from distribution to direct, costs related to the establishment of the European Life Sciences headquarters in Switzerland, inflationary increases in employee benefit costs and costs related to investments in information technology. SG&A as a percentage of sales increased to 28.5% from 25.4% in the second quarter of fiscal year 2009, reflecting the increased spending discussed above. SG&A expenses in the first six months of fiscal year 2010 increased by $16,539, or 13.8% (an increase of $12,956, or 10.8% in local currency), compared to fiscal year 2009. The increase in SG&A in local currency principally reflects the same factors as in the quarter. SG&A as a percentage of sales increased to 28% in the first six months of fiscal year 2010 from 26.8% in the first six months of fiscal year 2009 reflecting the increased spending discussed above.

     R&D expenses were $11,280 compared to $9,614 in the second quarter of fiscal year 2009, an increase of 17.3% (14.4% in local currency). As a percentage of sales, R&D expenses were 4.6% compared to 4.2% in the second quarter of fiscal year 2009. In the first six months of fiscal year 2010, R&D expenses were $21,101 compared to $19,881 in the first six months of fiscal year 2009, an increase of 6.1% (5.7% in local currency). As a percentage of sales, R&D expenses were 4.3% compared to 4.5% in the first six months of fiscal year 2009.

     Operating profit dollars in the second quarter were $61,554, an increase of 26.6% (17.4% in local currency) compared to the second quarter of fiscal year 2009. Operating margin improved to 24.9% from 21.6% in the second quarter of fiscal year 2009. Operating profit dollars in the first six months of fiscal year 2010 were $119,321, an increase of 31.9% (24.6% in local currency) compared to the first six months of fiscal year 2009. Operating margin improved to 24.5% from 20.3% in the first six months of fiscal year 2009. The growth in operating profit dollars and the improvement in operating margin in the quarter and first six months reflect the factors discussed above.

     Industrial:

     Presented below are summary Statements of Operating Profit for the Industrial segment for the three and six months ended January 31, 2010 and January 31, 2009:

		% of		% of
Three Months Ended	Jan. 31, 2010	Sales	Jan. 31, 2009	Sales
Sales	$312,978		$318,274
Cost of sales	172,123	55.0	177,227	55.7
Gross margin	140,855	45.0	141,047	44.3
SG&A	103,266	33.0	97,360	30.6
R&D	7,359	2.3	7,805	2.4
Operating profit	$30,230	9.7	$35,882	11.3

		% of		% of
Six Months Ended	Jan. 31, 2010	Sales	Jan. 31, 2009	Sales
Sales	$621,007		$675,967
Cost of sales	342,955	55.2	370,048	54.7
Gross margin	278,052	44.8	305,919	45.3
SG&A	202,064	32.5	198,460	29.4
R&D	14,787	2.4	16,471	2.4
Operating profit	$61,201	9.9	$90,988	13.5

     The tables below present sales by market and geography within the Industrial segment for the three and six months ended January 31, 2010 and January 31, 2009, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change
			%	Rate	in Local
Three Months Ended	Jan. 31, 2010	Jan. 31, 2009	Change	Impact	Currency
By Market
EWPT	$194,240	$201,332	(3.5)	$14,254	(10.6)
Aerospace &
Transportation	57,771	66,388	(13.0)	2,349	(16.5)
Microelectronics	60,967	50,554	20.6	3,000	14.7
Total Industrial	$312,978	$318,274	(1.7)	$19,603	(7.8)

By Geography
Western Hemisphere	$83,406	$100,065	(16.6)	$818	(17.5)
Europe	112,035	117,423	(4.6)	9,289	(12.5)
Asia	117,537	100,786	16.6	9,496	7.2
Total Industrial	$312,978	$318,274	(1.7)	$19,603	(7.8)

					%
				Exchange	Change
			%	Rate	in Local
Six Months Ended	Jan. 31, 2010	Jan. 31, 2009	Change	Impact	Currency
By Market
EWPT	$388,729	$418,931	(7.2)	$17,896	(11.5)
Aerospace &
Transportation	114,762	139,083	(17.5)	2,382	(19.2)
Microelectronics	117,516	117,953	(0.4)	5,067	(4.7)
Total Industrial	$621,007	$675,967	(8.1)	$25,345	(11.9)

By Geography
Western Hemisphere	$163,034	$201,964	(19.3)	$747	(19.6)
Europe	228,026	249,520	(8.6)	9,994	(12.6)
Asia	229,947	224,483	2.4	14,604	(4.1)
Total Industrial	$621,007	$675,967	(8.1)	$25,345	(11.9)

     Industrial segment sales decreased 7.8% in the second quarter of fiscal year 2010, reflecting declines of 10.6% in the EWPT market and 16.5% in the Aerospace & Transportation market partly offset by an increase of 14.7% in the Microelectronics market. Industrial segment sales decreased 11.9% in the first six months of fiscal year 2010, reflecting declines of 11.5% in the EWPT market, 19.2% in the Aerospace & Transportation market and 4.7% in the Microelectronics market. Industrial sales represented approximately 56% of total sales in the second quarter and first six months of fiscal year 2010 compared to 59% and 60% in the second quarter and first six months of fiscal year 2009, respectively.

     The EWPT market sells process related products to producers of municipal water, power generation, fuels & chemicals, foods & beverages as well as to the Industrial Manufacturing submarkets, which consist of a grouping of producers of pulp and paper, mining, automotive and metals. The sales results by the submarkets that comprise EWPT are discussed below:
  Sales in the Fuels & Chemicals submarkets, which represented approximately 20% of total Industrial sales, were down 12.7% in the second quarter reflecting a decline in consumables sales of 9.5% (all geographies down) and a decrease in systems sales (Western Hemisphere and Europe) of 21.6%. The decline in consumables sales reflects a decrease in demand by chemical producers, particularly related to the automotive, housing and construction sectors, and reduced demand in refining. In the first six months, sales in the Fuels & Chemicals submarkets were down 6.6%, reflecting a decline in consumables sales of 15.5% (all geographies down) partly offset by growth in systems sales of 28.2% primarily driven by Asia. The decline in consumables sales in the first six months reflects the same trend evident in the quarter.

  Sales in the Food and Beverage submarkets, which represented approximately 16% of total Industrial sales, decreased 8.2% in the second quarter and 13.8% in the first six months reflecting declines in all geographies. The overall decline in sales reflects a slowdown in the beer, wine and bottled water sectors. Systems sales were down in the quarter and first six months, in all geographies, related to a general slowing in capital projects. An improving trend has begun to emerge, with systems orders showing signs of recovery in the quarter. Consumables sales were flat in the quarter, as growth in the Western Hemisphere and Asia were offset by a decline in Europe, the Company’s largest geographic Food & Beverage market. In the first six months, consumables sales were down as growth in the Western Hemisphere was offset by declines in the other two geographies. Company management believes that the Western Hemisphere benefited from increased market share, while Asia began to show signs of improvement in the quarter. Europe continued to be negatively impacted by economic conditions in Eastern Europe.

  Sales in the Industrial Manufacturing submarkets, which represented approximately 12% of total Industrial sales, decreased 2.2% in the second quarter. By geography, growth in the Western Hemisphere and Asia was offset by a decline in Europe. In the first six months, sales in the Industrial Manufacturing submarkets decreased 12.7%. All geographies reported decreased sales compared to the first six months of fiscal year 2009. Sales in the first six months have been negatively impacted by the global macroeconomic environment, particularly in the steel, automotive, metals and paper sectors.

  Municipal Water submarkets sales, which represented less than 10% of total Industrial sales, decreased 40.1% in the second quarter (Western Hemisphere and Europe down) and 31.8% in the first six months (all geographies down). The overall sales decline in the quarter and first six months reflect a slowing of orders in fiscal year 2009 (order to shipment in the Municipal Water submarket can be one to two years).
     The Aerospace & Transportation market is comprised of sales of air, water, lubrication, fuel and machinery/hydraulic protection products to OEM manufacturers and end-user customers in Military Aerospace, Commercial Aerospace and Transportation. The decrease in Aerospace and Transportation sales in the second quarter reflects declines in the Military Aerospace, Commercial Aerospace and Transportation submarket groupings of 26.9%, 6.6% and 7.5%, respectively. The decrease in Aerospace and Transportation sales in the first six months reflects a similar trend in the three submarket groupings.
  Sales to the Military Aerospace submarket, which represented less than 10% of total Industrial sales, decreased in all geographies in the quarter and first six months reflecting timing of shipments as well as projects in fiscal year 2009 that will not repeat this fiscal year.

  Sales to the Commercial Aerospace submarket, which represented less than 10% of total Industrial sales, decreased in the quarter primarily reflecting a reduction in the Western Hemisphere related to weakness in the regional and private jet marketplace. In the first six months, sales to the Commercial Aerospace submarket decreased reflecting a reduction in the Western Hemisphere (reflecting the same factors as in the quarter), partly offset by growth in Europe.

  Sales in the Transportation submarket, which represented less than 10% of total Industrial sales, decreased in the quarter and first six months primarily reflecting weakness in the overall marketplace, particularly the mining vehicle market.
     Microelectronics sales increased 14.7% in the second quarter reflecting growth in all geographies. Overall, the sales growth in the quarter reflects a recovery in the semiconductor market as well as increase in OEM activity. Sales in the Macroelectronic markets continue to improve with sales in the inkjet and LED sectors also contributing to the growth in the quarter. In the first six months, Microelectronics sales declined 4.7% reflecting decreases in Europe and Asia, while sales in the Western Hemisphere were up slightly.

     Industrial gross margins in the second quarter of fiscal year 2010 increased 70 basis points to 45% from 44.3% in the second quarter of fiscal year 2009. The key driver of the improvement in gross margins in the quarter was a change in mix estimated to have increased gross margin percentage by 110 basis points in the quarter, including:
  a higher proportion of consumables sales in higher margin markets and submarkets such as in Microelectronics and Industrial Manufacturing,

  a decreased proportion of capital versus base goods within consumables, the former generally carrying lower margins, and a decrease in systems sales, which typically have lower gross margins than consumables, such that the mix of systems sales decreased to 13.6% of total Industrial sales in the quarter compared to 17.5% in the second quarter of fiscal year 2009.
     These beneficial items were offset by the impact that decreased volume levels has had on Industrial’s ability to absorb its manufacturing overheads. Slight pricing improvements and cost reductions have neutralized the impact of inflation.

     Industrial gross margins in the first six months of fiscal year 2010 decreased 50 basis points to 44.8% from 45.3% in the first six months of fiscal year 2009. The decrease in gross margin reflects unfavorable absorption of manufacturing overhead due to volume reduction that is estimated to have reduced gross margin by approximately 100 basis points. The impact of unfavorable absorption was partly offset by favorable mix changes, principally related to a shift in product mix to a lower percentage of systems sales (about 14.5% of total Industrial sales compared to about 15.2% in the first six months of fiscal year 2009), improved pricing and the effects of cost reduction and lean manufacturing initiatives that outpaced inflationary increases in manufacturing costs.

     SG&A expenses in the second quarter increased by $5,906, or 6.1% compared to the second quarter of fiscal year 2009. In local currency, SG&A expenses were flat as the impact of headcount reductions made in the last nine months of fiscal year 2009 related to the economic slowdown, a decrease in sales commissions related to lower systems sales volume and decreases in discretionary expenditures, were offset by inflationary increases in employee benefit costs and costs related to investments in information technology. SG&A expenses as a percentage of sales were 33% compared to 30.6% in the second quarter of fiscal year 2009 reflecting the decline in sales.

     SG&A expenses in the first six months of fiscal year 2010 increased by $3,604, or 1.8% compared to the first six months of fiscal year 2009. In local currency, SG&A expenses decreased 2%. The decrease in SG&A (in local currency) reflects the impact of cost reduction initiatives, including headcount reductions made in the last nine months of fiscal year 2009 as discussed above, a decrease in sales commissions related to lower systems sales volume as well as decreases in discretionary expenditures, partly offset by increases in employee benefit costs and costs related to investments in information technology. SG&A expenses as a percentage of sales were 32.5% compared to 29.4% in the first six months of fiscal year 2009 reflecting the impact of the decline in sales, partly offset by the impact of reduced spending discussed above.

     R&D expenses were $7,359 compared to $7,805 in the second quarter of fiscal year 2009, a decrease of 5.7% (7.1% in local currency). As a percentage of sales, R&D expenses were 2.3% compared to 2.5% in the second quarter of fiscal year 2009. In the first six months of fiscal year 2010, R&D expenses were $14,787 compared to $16,471 in the first six months of fiscal year 2009, a decrease of 10.2% (11.3% in local currency). As a percentage of sales, R&D expenses were 2.4%, on par with the first six months of fiscal year 2009.

     Operating profit dollars in the second quarter were $30,230, a decrease of 15.8% (22.6% in local currency) compared to the second quarter of fiscal year 2009. Operating margin decreased to 9.7% from 11.3% in the second quarter of fiscal year 2009. Operating profit dollars in the first six months of fiscal year 2010 were $61,201, a decrease of 32.7% (36.8% in local currency) compared to the first six months of fiscal year 2009. Operating margin decreased to 9.9% from 13.5% in the first six months of fiscal year 2009. The decrease in operating profit dollars and operating margin in the quarter and first six months reflect the factors discussed above.

     Corporate:

     Corporate expenses in the second quarter of fiscal year 2010 were $13,150 compared to $12,638 in the second quarter of fiscal year 2009, an increase of $512 or 4.1% (3.2% in local currency). The increase in Corporate expenses primarily reflects foreign currency transaction gains in the second quarter of fiscal year 2009 that did not recur in the current quarter.

     Corporate expenses in the first six months of fiscal year 2010 were $25,597 compared to $29,660 in the first six months of fiscal year 2009, a decrease of $4,063 or 13.7% (13.9% in local currency). The decrease in Corporate expenses primarily reflects a decrease in consulting fees, and a decrease in foreign currency transaction losses.

Liquidity and Capital Resources

     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $608,600 at January 31, 2010 as compared with $577,900 at July 31, 2009. Excluding the effect of foreign exchange (discussed below), non-cash working capital increased approximately $32,000 compared to July 31, 2009.

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at January 31, 2010 to those at July 31, 2009, the Japanese Yen has strengthened against the U.S. Dollar, while the Euro and the British Pound have weakened against the U.S. Dollar. The effect of foreign currency translation decreased non-cash working capital by $1,275, including net inventory, net accounts receivable and other current assets by $1,917, $1,349 and $769, respectively, as compared to July 31, 2009. Additionally, foreign currency translation decreased accounts payable and other current liabilities by $2,734 and current income taxes payable by $26.

     Net cash provided by operating activities in the first six months of fiscal year 2010 was $156,008 as compared to $61,893 in the first six months of fiscal year 2009, an increase of $94,115, or 152%. The increase in net cash provided by operating activities primarily reflects an improvement in the Company’s cash conversion cycle as discussed below and a decrease in interest paid.

     The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding (“DPO”), decreased to 155 days in the quarter ended January 31, 2010 from 169 days in the quarter ended January 31, 2009. This improvement reflects a decrease in DIO and an increase in DPO. DSO was flat period over period.

     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $92,549 in the first six months of fiscal year 2010, as compared with $3,506 in the first six months of fiscal year 2009. The increase in free cash flow reflects the increase in net cash provided by operating activities as discussed above, partly offset by an increase in capital expenditures. The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities to free cash flow.

	Jan. 31, 2010	Jan. 31, 2009
Net cash provided by operating activities	$156,008	$61,893
Less capital expenditures	63,459	58,387
Free cash flow	$92,549	$3,506

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 19% at January 31, 2010 as compared to 21.4% at July 31, 2009. Net debt decreased by approximately $25,800 compared with July 31, 2009, comprised of an increase in cash and cash equivalents of $29,700 and a decrease in gross debt of $1,800. The impact of foreign exchange rates increased net debt by about $5,700 including the revaluation of the Yen loan of 9 billion ($99,720 at January 31, 2010) that is due on June 20, 2010.

     The Company's five-year revolving credit facility contains financial covenants which provide that the Company may not have a consolidated net interest coverage ratio, based upon trailing four quarter results, that is less than 3.5 to 1.00, nor a consolidated leverage ratio, based upon trailing four quarter results, that is greater than 3.5 to 1.00. As of January 31, 2010, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.

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

     The Company conducts transactions in currencies other than their functional currency. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates. The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three and six months ended January 31, 2010 was $311,676 and $646,562, respectively. The notional amount of foreign currency forward contracts outstanding as of January 31, 2010 was $147,851. The Company’s foreign currency balance sheet exposures resulted in the recognition of gains within SG&A of approximately $280 and $2,125 in the three and six months ended January 31, 2010, respectively, before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A were gains of approximately $396 and $35 in the quarter and six months ended January 31, 2010, respectively.

     The Company utilizes cash flow generated from operations and its revolving credit facility to meet its short-term liquidity needs. Company management considers its existing lines of credit, along with the cash typically generated from operations, to be sufficient to meet its short-term liquidity needs.

     Capital expenditures were $63,459 in the first six months of fiscal year 2010 ($26,378 expended in the current quarter). Depreciation expense was $21,100 and amortization expense was $2,768 in the second quarter of fiscal year 2010. In the first six months of fiscal year 2010, depreciation expense was $41,630 and amortization expense was $5,466. Depreciation and amortization expense in the second quarter of fiscal year 2009 were $19,646 and $2,325, respectively. In the first six months of fiscal year 2009, depreciation expense was $40,311 and amortization expense was $4,655.

     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. At July 31, 2009, there was $452,943 remaining under the current stock repurchase programs. The Company repurchased stock of $24,990 in the first six months of fiscal year 2010 leaving $427,953 remaining at January 31, 2010 under the current stock repurchase programs. Net proceeds from stock plans were $9,429 in the first six months of fiscal year 2010.

     In the first six months of fiscal year 2010, the Company paid dividends of $33,913 compared to $30,814 in the first six months of fiscal year 2009, an increase of approximately 10%. The Company increased its quarterly dividend by 10.3% from 14.5 cents to 16 cents per share, effective with the dividend declared on January 21, 2010.

Recently Issued Accounting Pronouncements

     In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance that amends the disclosure requirements over fair value measurements. This updated guidance: (i) requires that the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements be disclosed separately along with the reasons for the transfer; (ii) clarifies the requirement that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities; and (iii) clarifies the requirement that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. This new guidance is effective for the Company beginning with the third quarter of fiscal year 2010. In addition, effective in for the Company’s first quarter of fiscal year 2012, this guidance requires that in Level 3 fair value measurements reconciliations, information about purchases, sales, issuances and settlements should be presented separately on a gross basis. The adoption of this disclosure-only guidance will not have an impact on the Company’s consolidated financial results.

     In October 2009, the FASB issued updated guidance amending existing revenue recognition accounting pronouncements that have multiple element arrangements which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, some companies may recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for the Company beginning with fiscal year 2011. The Company is in the process of assessing the effect this updated guidance may have on its consolidated financial statements.

     In December 2008, the FASB issued authoritative guidance that requires employers to provide disclosures about plan assets of defined benefit pensions or other post-retirement plans. This disclosure only requirement is effective for the Company beginning with the filing of its fiscal year 2010 Annual Report on Form 10-K for assets as at July 31, 2010 and prospectively. These disclosures include information about investment policies and strategies, the classes of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There is no material change in the market risk information disclosed in Item 7A of the 2009 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

     As previously disclosed in Item 9A of the 2009 Form 10-K, there are a number of significant business improvement initiatives designed to improve processes and enhance customer and supplier relationships and opportunities. These include information systems upgrades and integrations that are in various phases of planning or implementation and contemplate enhancements of ongoing activities to support the growth of the Company’s financial shared service capabilities and standardization of its financial systems. When taken together, these changes, which have and will occur over a multi year period, are expected to have a favorable impact on the Company’s internal control over financial reporting. The Company is employing a project management and phased implementation approach that will provide continued monitoring and assessment in order to maintain the effectiveness of internal control over financial reporting during and subsequent to implementation of these initiatives.

     In connection with the aforementioned business improvement initiatives, during the second quarter of fiscal year 2010, certain significant operations migrated to the Company’s global enterprise resource planning (“ERP”) software system. The purpose of the ERP system is to facilitate the flow of information between all business functions inside the boundaries of the Company and manage the connections to outside stakeholders. Built on a centralized database and utilizing a common computing platform, the ERP system consolidates business operations into a more uniform, enterprise wide system environment. The Company's ERP implementation is accompanied by process changes and improvements, including those that impact internal controls over financial reporting. In connection with these migrations and accompanying process changes, the Company has instituted material changes in its internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
(In thousands)

     As previously disclosed in the 2009 Form 10-K, the Company is subject to various regulatory proceedings and litigation, including with respect to various environmental matters. The information in the 2009 Form 10-K was updated in Part II — Item 1 — Legal Proceedings, in the Company’s Form 10-Q for the first quarter of fiscal year 2010. Reference is also made to Note 6, Contingencies and Commitments, to the accompanying condensed consolidated financial statements.

Environmental Matters:

     The Company’s condensed consolidated balance sheet at January 31, 2010 includes liabilities for environmental matters of approximately $9,016, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs (1)
November 1, 2009 to
November 30, 2009	—	$—	—	$452,943
December 1, 2009 to
December 31, 2009	—	$—	—	$452,943
January 1, 2010 to
January 31, 2010	674	$37.08	674	$427,953
Total	674	$37.08	674

(1)
On November 15, 2006, the board authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the six months ended January 31, 2010, the Company purchased 674 shares in open-market transactions at an aggregate cost of $24,990, with an average price per share of $37.08. As of January 31, 2010, $427,953 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

ITEM 5. OTHER INFORMATION.

Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Company was held on November 18, 2009.

(b)
Not required. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s director nominees as listed in the proxy statement, and all of management’s nominees were elected.

(c)	The matters voted upon and the results of the voting were as follows:

Proposal I – Election of Directors

Holders of 96,350,418 shares of common stock voted either in person or by proxy for the election of eleven directors. The number of votes cast for each nominee were as indicated below:

		Total vote
	Total vote for	withheld for
Director	each director	each director
Daniel J. Carroll	94,792,594	1,557,823
Robert B. Coutts	94,802,423	1,547,995
Cheryl W. Grisé	94,842,757	1,507,661
Ulric S. Haynes, Jr.	92,418,482	3,931,936
Ronald L. Hoffman	92,371,238	3,979,179
Eric Krasnoff	92,504,953	3,845,464
Dennis N. Longstreet	95,029,561	1,320,856
Edwin W. Martin, Jr.	92,133,683	4,216,735
Katharine L. Plourde	92,547,796	3,802,621
Edward L. Snyder	94,791,216	1,559,202
Edward Travaglianti	94,971,604	1,378,814

Proposal II – Ratification of the Appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal Year 2010

The proposal was approved as follows:

Shares For	Shares Against	Abstain
92,819,905	3,349,932	180,581

Proposal III – Approval of the 2004 Executive Incentive Bonus Plan

The proposal was approved as follows:

Shares For	Shares Against	Abstain	Nonvotes
89,633,174	6,289,966	427,278	0

Proposal IV – Amendment to the Employee Stock Purchase Plan

The proposal was approved as follows:

Shares For	Shares Against	Abstain	Nonvotes
83,567,912	2,349,432	164,088	10,268,986

Proposal V – Amendment to the Management Stock Purchase Plan

The proposal was approved as follows:

Shares For	Shares Against	Abstain	Nonvotes
81,142,458	4,725,424	213,550	10,268,986

Proposal VI – Approval of the 2005 Stock Compensation Plan, as amended

The proposal was approved as follows:

Shares For	Shares Against	Abstain	Nonvotes
67,502,145	18,338,701	240,586	10,268,986

(d)	Not applicable.

ITEM 6. EXHIBITS.

     See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

March 12, 2010	/s/	LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer
and Treasurer

	/s/	FRANCIS MOSCHELLA
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