Form 10-Q
period 2010-04-30
PALL CORP
filed 2010-06-09
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2010 or

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

     The number of shares of the registrant’s common stock outstanding as of June 3, 2010 was 116,665,051.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of April 30, 2010 and July 31, 2009.	3
	Condensed Consolidated Statements of Earnings for the three and nine months ended
	April 30, 2010 and April 30, 2009.	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended
	April 30, 2010 and April 30, 2009.	5
	Notes to Condensed Consolidated Financial Statements.	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	39
Item 4	Controls and Procedures.	40
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	41
Item 1A.	Risk Factors.	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	42
Item 6.	Exhibits.	42
SIGNATURES		43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Apr. 30, 2010	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$483,884	$414,011
Accounts receivable	517,558	561,063
Inventories	430,194	413,278
Prepaid expenses	35,870	32,204
Other current assets	148,965	149,894
Total current assets	1,616,471	1,570,450
Property, plant and equipment	687,002	681,658
Goodwill	282,805	282,777
Intangible assets	71,047	63,751
Other non-current assets	231,957	242,176
Total assets	$2,889,282	$2,840,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$40,113	$42,371
Accounts payable and other current liabilities	414,129	422,794
Income taxes payable	103,432	137,846
Current portion of long-term debt	1,999	97,432
Dividends payable	18,685	16,947
Total current liabilities	578,358	717,390
Long-term debt, net of current portion	685,975	577,666
Income taxes payable – non-current	126,177	133,919
Deferred taxes and other non-current liabilities	275,809	297,239
Total liabilities	1,666,319	1,726,214

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	215,123	197,759
Retained earnings	1,360,136	1,237,735
Treasury stock, at cost	(355,165)	(354,274)
Stock option loans	(228)	(435)
Accumulated other comprehensive (loss)/income:
Foreign currency translation	94,488	127,015
Pension liability adjustment	(108,977)	(108,977)
Unrealized investment gains	4,889	3,423
Unrealized losses on derivatives	(99)	(444)
	(9,699)	21,017
Total stockholders’ equity	1,222,963	1,114,598
Total liabilities and stockholders’ equity	$2,889,282	$2,840,812

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Apr. 30, 2010	Apr. 30, 2009	Apr. 30, 2010	Apr. 30, 2009
Net sales	$615,982	$555,883	$1,723,322	$1,677,201
Cost of sales	302,450	291,653	855,307	877,231
Gross profit	313,532	264,230	868,015	799,970

Selling, general and
administrative expenses	187,303	168,747	550,973	516,337
Research and development	18,986	16,218	54,874	52,570
Restructuring and other
charges, net	2,030	8,369	6,659	25,291
Interest expense, net	3,254	6,576	6,342	22,555
Earnings before income taxes	101,959	64,320	249,167	183,217
Provision for income taxes	32,268	20,158	62,874	57,097

Net earnings	$69,691	$44,162	$186,293	$126,120

Earnings per share:
Basic	$0.59	$0.37	$1.58	$1.06
Diluted	$0.58	$0.37	$1.56	$1.05

Dividends declared per share	$0.16	$0.145	$0.465	$0.42

Average shares outstanding:
Basic	117,589	118,305	117,713	118,753
Diluted	119,204	119,065	119,107	119,689

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	Apr. 30, 2010	Apr. 30, 2009
Operating activities:
Net cash provided by operating activities	$257,041	$154,912

Investing activities:
Capital expenditures	(93,513)	(92,531)
Proceeds from sale of retirement benefit assets	31,481	13,395
Purchases of retirement benefit assets	(42,322)	(15,086)
Acquisitions of businesses, net of cash acquired	(8,984)	(37,249)
Other	(11,798)	(11,823)
Net cash used by investing activities	(125,136)	(143,294)

Financing activities:
Notes payable	(2,050)	(6,934)
Dividends paid	(52,600)	(47,862)
Net proceeds from stock plans	22,762	15,329
Purchase of treasury stock	(36,202)	(64,884)
Long-term borrowings	30,096	171,010
Repayments of long-term debt	(16,739)	(177,860)
Excess tax benefits from stock-based compensation
arrangements	1,468	418
Net cash used by financing activities	(53,265)	(110,783)
Cash flow for period	78,640	(99,165)
Cash and cash equivalents at beginning of year	414,011	454,065
Effect of exchange rate changes on cash and cash
equivalents	(8,767)	(34,837)
Cash and cash equivalents at end of period	$483,884	$320,063
Supplemental disclosures:
Interest paid	$25,392	$39,543
Income taxes paid (net of refunds)	75,440	71,877

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

     The Company has evaluated subsequent events for possible disclosure through the date the financial statements were issued, noting no events that would require adjustment to, or disclosures in, the unaudited condensed consolidated financial statements as of and for the three and nine months ended April 30, 2010.

NOTE 2 - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance that amends the disclosure requirements for fair value measurements. This updated guidance: (i) requires that the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements be disclosed separately along with the reasons for the transfer; (ii) clarifies the requirement that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities; and (iii) clarifies the requirement that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. This new guidance was effective with the Company’s third quarter of fiscal year 2010. Effective for the Company’s first quarter of fiscal year 2012, this guidance requires that in the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements be presented separately on a gross basis. See Note 12, Fair Value Measurements, for the required disclosures.

     In June 2009, the FASB issued authoritative guidance that established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”). In addition, this guidance also recognizes rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) as authoritative GAAP for SEC registrants. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The ASC does not change current GAAP other than the manner in which new accounting guidance is referenced, and the adoption of this authoritative guidance did not have an impact on the Company’s condensed consolidated financial statements.

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     In February 2008, the FASB issued authoritative guidance that permitted the delayed application of fair value measurement guidance for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis which, including consideration of the delay, was effective for the Company beginning with its first quarter of fiscal year 2010. The Company’s non-financial assets and liabilities subject to this guidance principally consist of intangible assets acquired through business combinations and long-lived assets. The adoption of this authoritative guidance did not impact the Company’s condensed consolidated financial statements. See Note 12, Fair Value Measurements, for further discussion.

     In December 2007, the FASB issued authoritative guidance related to the accounting for business combinations. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The impact of adopting this authoritative guidance generally impacts the accounting for future business combinations; specifically, certain aspects of business combination accounting, such as transaction costs and certain merger-related restructuring reserves. One exception to the prospective application of this guidance relates to accounting for income taxes associated with business combinations that closed prior to the beginning of the Company’s first quarter of fiscal year 2010. Once the purchase accounting measurement period closes for these acquisitions, any further adjustments to income taxes recorded as part of these business combinations will impact income tax expense. Previously, further adjustments were predominantly recorded as adjustments to goodwill. The Company did not have any material acquisitions during the first nine months of fiscal year 2010. The total amount of such unrecognized income tax benefits as of August 1, 2009 that would impact the effective tax rate was $15,288.

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

NOTE 3 - BALANCE SHEET DETAILS

     The following tables provide details of selected balance sheet items:

	Apr. 30, 2010	July 31, 2009
Accounts receivable:
Billed	$452,765	$464,023
Unbilled	76,035	107,642
Total	528,800	571,665
Less: Allowances for doubtful accounts	(11,242)	(10,602)
	$517,558	$561,063

     Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Apr. 30, 2010	July 31, 2009
Inventories:
Raw materials and components	$118,218	$115,274
Work-in-process	57,941	55,409
Finished goods	254,035	242,595
	$430,194	$413,278

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Apr. 30, 2010	July 31, 2009
Property, plant and equipment:
Property, plant and equipment	$1,525,896	$1,512,624
Less: Accumulated depreciation
and amortization	(838,894)	(830,966)
	$687,002	$681,658

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

     The following table presents goodwill, allocated by reportable segment.

	Apr. 30, 2010	July 31, 2009
Life Sciences	$91,052	$91,361
Industrial	191,753	191,416
	$282,805	$282,777

     The change in the carrying amount of goodwill is primarily attributable to the excess cost over fair value of the net assets acquired relating to an immaterial acquisition of a biotechnology company during the second quarter of fiscal year 2010, which is reflected in the Life Sciences segment, partially offset by changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.

     Intangible assets, net, consist of the following:

	Apr. 30, 2010
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$99,310	$55,400	$43,910
Customer-related	26,147	2,782	23,365
Trademarks	6,443	4,104	2,339
Other	3,511	2,078	1,433
	$135,411	$64,364	$71,047

	July 31, 2009
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$96,421	$49,680	$46,741
Customer-related	13,910	1,297	12,613
Trademarks	6,379	3,712	2,667
Other	3,780	2,050	1,730
	$120,490	$56,739	$63,751

     The change in the carrying amount of customer-related intangibles is primarily related to the purchase of certain distribution rights to a customer base related primarily to the Life Sciences segment and the acquisition of a biotechnology company, as discussed above.

     Amortization expense for intangible assets for the three and nine months ended April 30, 2010 was $3,161 and $8,475, respectively. Amortization expense for intangible assets for the three and nine months ended April 30, 2009 was $2,633 and $7,155, respectively. Amortization expense is estimated to be approximately $3,092 for the remainder of fiscal year 2010, $12,239 in fiscal year 2011, $11,973 in fiscal year 2012, $8,428 in fiscal year 2013, $7,212 in fiscal year 2014 and $5,813 in fiscal year 2015.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 5 - TREASURY STOCK

     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the nine months ended April 30, 2010, the Company purchased 961 shares in open-market transactions at an aggregate cost of $36,202 with an average price per share of $37.65. As of April 30, 2010, $416,741 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

     During the nine months ended April 30, 2010, 1,104 shares were issued under the Company’s stock-based compensation plans. At April 30, 2010, the Company held 10,940 treasury shares.

NOTE 6 - CONTINGENCIES AND COMMITMENTS

     With respect to the matters described in Note 15, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2009 Form 10-K, under the heading Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or related receivables for insurance recoveries have been reflected in the condensed consolidated financial statements as of April 30, 2010 as these amounts are not currently estimable.

     The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. Other than those legal proceedings and claims discussed below and in the 2009 Form 10-K, the Company did not have any current other legal proceedings and claims that would individually or in the aggregate have a reasonably possible materially adverse affect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in several of these legal matters in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The Company’s condensed consolidated balance sheet at April 30, 2010 includes liabilities for environmental matters of approximately $7,969, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements. The Company is currently in negotiations with the Michigan Department of Environmental Quality regarding its Comprehensive Proposal to Modify Cleanup Program that was submitted to the State of Michigan on May 4, 2009. It is reasonably possible that the results of these negotiations may result in a material increase to the Company’s environmental reserves beyond those accrued in its condensed consolidated balance sheet at April 30, 2010, however, the impact is not currently estimable.

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

     The following tables summarize the restructuring and other charges (“ROTC”) recorded for the three and nine months ended April 30, 2010 and April 30, 2009:

	Three Months Ended Apr. 30, 2010			Nine Months Ended Apr. 30, 2010
		Other			Other
		Charges/			Charges/
	Restructuring	(Income)		Restructuring	(Income)
	(1)	(2)	Total	(1)	(2)	Total
Severance	$218	$—	$218	$2,510	$—	$2,510
Other costs	1,382	—	1,382	4,570	—	4,570
Environmental matters (2a)	—	50	50	—	991	991
Legal related costs, net of
(insurance claim
payments) (2b)	—	406	406	—	(799)	(799)
Asset impairment/(gain)
on sale (2c)	(26)	—	(26)	237	(774)	(537)
	1,574	456	2,030	7,317	(582)	6,735
Reversal of excess
restructuring reserves	—	—	—	(76)	—	(76)
	$1,574	$456	$2,030	$7,241	$(582)	$6,659

Cash	$1,600	$456	$2,056	$6,265	$(582)	$5,683
Non-cash	(26)	—	(26)	976	—	976
	$1,574	$456	$2,030	$7,241	$(582)	$6,659

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended Apr. 30, 2009			Nine Months Ended Apr. 30, 2009
		Other			Other
		Charges /			Charges/
	Restructuring	(Income)		Restructuring	(Income)
	(1)	(2)	Total	(1)	(2)	Total
Severance	$6,946	$—	$6,946	$14,667	$—	$14,667
Asset impairment/loss on sale (2c)	170	—	170	174	3,477	3,651
Other costs/(income)	1,290	(524)	766	3,581	(524)	3,057
In-process research and
development (2d)	—	—	—	—	1,743	1,743
Legal related costs, net of
(insurance claim
payments) (2b)	—	84	84	—	904	904
Environmental matters (2a)	—	525	525	—	1,433	1,433
	8,406	85	8,491	18,422	7,033	25,455
Reversal of excess
restructuring reserves	(122)	—	(122)	(164)	—	(164)
	$8,284	$85	$8,369	$18,258	$7,033	$25,291

Cash	$8,573	$85	$8,658	$18,695	$1,813	$20,508
Non-cash	(289)	—	(289)	(437)	5,220	4,783
	$8,284	$85	$8,369	$18,258	$7,033	$25,291

(1) Restructuring:

     Restructuring charges reflect the expenses incurred in connection with the Company’s cost reduction initiatives, including severance liabilities for the termination of certain employees worldwide as well as various other costs related to these initiatives.

     The following table summarizes the activity related to restructuring liabilities that were recorded in the nine months ended April 30, 2010 and in fiscal year 2009.

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2010
Original charge	$2,510	$4,570	$7,080
Utilized	(1,940)	(4,480)	(6,420)
Translation	2	(12)	(10)
Balance at Apr. 30, 2010	$572	$78	$650

2009
Original charge	$18,938	$4,734	$23,672
Utilized	(12,757)	(4,133)	(16,890)
Translation	412	20	432
Balance at Jul. 31, 2009	6,593	621	7,214
Utilized	(4,889)	(287)	(5,176)
Reversal of excess reserves (a)	(16)	—	(16)
Translation	(60)	(21)	(81)
Balance at Apr. 30, 2010	$1,628	$313	$1,941

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     (a) Reflects the reversal of excess restructuring reserves originally recorded in fiscal year 2009.

     Excluded from the tables above are restructuring liabilities relating to fiscal years 2006 through 2008. At April 30, 2010, the balance of these restructuring liabilities in the aggregate was $159.

(2) Other Charges/(Income):

          (a) Environmental matters:

     In the three and nine months ended April 30, 2010 and April 30, 2009, the Company increased its previously established environmental reserve related to matters in Pinellas Park, Florida and Ann Arbor, Michigan. Such costs in the nine months ended April 30, 2009 were partly offset by the receipt of an insurance claim payment.

          (b) Legal related items:

     In the three and nine months ended April 30, 2010 and April 30, 2009, the Company recorded legal and other professional fees related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 6, Commitments and Contingencies) which pertain to matters that had been under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). The receipt of insurance claim payments more than offset such costs in the nine months ended April 30, 2010.

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

NOTE 8 – INCOME TAXES

     The Company’s effective tax rate for the nine months ended April 30, 2010 and April 30, 2009 was 25.2% and 31.2%, respectively. For the nine months ended April 30, 2010, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the resolution of foreign tax audits resulting in the recognition of $16,200 of income tax benefit. For the nine months ended April 30, 2009, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the retroactive extension of the federal research credit per the Emergency Economic Stabilization Act of 2008.

     At April 30, 2010 and July 31, 2009, the Company had gross unrecognized income tax benefits of $213,434 and $240,683, respectively. During the nine months ended April 30, 2010, the amount of unrecognized income tax benefits decreased by $27,249, primarily due to the aforementioned resolution of foreign tax audits which covered fiscal years 2001 through 2004, the resolution of a U.S. federal tax audit covering fiscal years 1996 through 1998, and the expiration of various foreign statutes of limitation, partially offset by tax positions taken during the current period. As of April 30, 2010, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $153,335.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The Company recognizes accrued interest expense related to unrecognized income tax benefits in interest expense and the balance at the end of a reporting period is recorded in accounts payable and other current liabilities as well as deferred taxes and other non-current liabilities in the Company’s condensed consolidated balance sheet. Penalties are accrued as part of the provision for income taxes and the unpaid balance at the end of a reporting period is recorded as part of current or non-current income taxes payable. At April 30, 2010 and July 31, 2009, the Company had accrued $61,159 and $75,157, respectively, for potential payment of interest and penalties. The decrease of $13,998 was primarily due to the aforementioned resolution of the foreign and federal tax audits and the expiration of various foreign statutes of limitation. As previously disclosed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K, the actual amounts due and payable upon final settlement of the matters that are under review by taxing authorities in the U.S. and other taxing jurisdictions may differ materially from the Company’s estimate. In particular, the Company may be subject to potential additional penalties that may be asserted by the U.S. and foreign taxing authorities of up to $121,135. In determining the probability of those potential additional penalties being assessed, the Company concluded that it was not more likely than not that those potential additional penalties will be assessed. As a result, the Company did not recognize the potential additional penalties of up to $121,135 in the condensed consolidated financial statements as of April 30, 2010.

     Due to the potential resolution of tax examinations and the expiration of various statutes of limitations, the Company believes that it is reasonably possible that the gross amount of unrecognized income tax benefits may decrease within the next twelve months by a range of zero to $81,179.

NOTE 9 - COMPONENTS OF NET PERIODIC PENSION COST

     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr. 30, 2010	Apr. 30, 2009	Apr. 30, 2010	Apr. 30, 2009	Apr. 30, 2010	Apr. 30, 2009
Service cost	$1,983	$2,033	$1,202	$1,196	$3,185	$3,229
Interest cost	3,048	3,107	4,328	3,766	7,376	6,873
Expected return on plan assets	(2,023)	(2,114)	(3,252)	(3,065)	(5,275)	(5,179)
Amortization of prior service cost	446	385	64	60	510	445
Recognized actuarial loss	608	264	675	271	1,283	535
Net periodic benefit cost	$4,062	$3,675	$3,017	$2,228	$7,079	$5,903

	Nine Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr. 30, 2010	Apr. 30, 2009	Apr. 30, 2010	Apr. 30, 2009	Apr. 30, 2010	Apr. 30, 2009
Service cost	$5,949	$6,099	$3,682	$3,673	$9,631	$9,772
Interest cost	9,144	9,321	13,517	12,230	22,661	21,551
Expected return on plan assets	(6,069)	(6,342)	(10,148)	(10,105)	(16,217)	(16,447)
Amortization of prior service cost	1,338	1,155	190	175	1,528	1,330
Recognized actuarial loss	1,824	792	2,111	902	3,935	1,694
Net periodic benefit cost	$12,186	$11,025	$9,352	$6,875	$21,538	$17,900

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and nine months ended April 30, 2010 and April 30, 2009 are reflected in the table below.

	Three Months Ended		Nine Months Ended
	Apr. 30, 2010	Apr. 30, 2009	Apr. 30, 2010	Apr. 30, 2009
Stock options	$1,779	$1,166	$3,788	$3,353
Restricted stock units	2,522	2,184	8,631	7,844
ESPP	1,047	1,248	3,509	3,520
MSPP	946	899	2,804	2,870
Total	$6,294	$5,497	$18,732	$17,587

     The following table illustrates the income tax effects related to stock-based compensation.

	Three Months Ended		Nine Months Ended
	Apr. 30, 2010	Apr. 30, 2009	Apr. 30, 2010	Apr. 30, 2009
Excess tax benefits in cash flows from
financing activities	$784	$11	$1,468	$418
Tax benefit recognized related to
total stock-based compensation expense	1,919	1,442	5,495	5,015
Actual tax benefit realized for tax deductions
from option exercises of stock-based
payment arrangements	1,599	511	5,090	2,208

Stock Options and ESPP

     A summary of option activity for all stock option plans during the nine months ended April 30, 2010 is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at August 1, 2009 (a)	3,724	$28.04
Granted	—	—
Exercised	(40)	23.30
Forfeited or Expired	(1)	30.08
Outstanding at October 31, 2009	3,683	$28.09	3.9	$20,285
Granted	363	37.19
Exercised	(56)	22.74
Forfeited or Expired	(16)	31.14
Outstanding at January 31, 2010	3,974	$28.98	4.0	$26,622
Granted	3	35.39
Exercised	(217)	22.83
Forfeited or Expired	(8)	24.51
Outstanding at April 30, 2010	3,752	$29.35	3.9	$37,481
Expected to vest at April 30, 2010	1,427	$33.88	5.6	$7,942
Exercisable at April 30, 2010	2,299	$26.49	2.8	$29,390

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     As of April 30, 2010, there was $8,809 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years. The total intrinsic value of options exercised during the three and nine months ended April 30, 2010 was $3,719 and $4,859, respectively. The total intrinsic value of options exercised during the three and nine months ended April 30, 2009 was $123 and $1,270, respectively.

     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. A total of 300 shares and 323 shares were issued under the ESPP during the semi-annual stock purchase periods ended April 30, 2010 and April 30, 2009, respectively. A total of 319 shares and 244 shares were issued under the ESPP related to the semi-annual stock purchase periods ended October 31, 2009 and October 31, 2008, respectively.

     The following weighted average assumptions were used in estimating the fair value of stock options and ESPP shares granted during the three and nine months ended April 30, 2010 and April 30, 2009 (there were no stock options granted during the three months ended April 30, 2009 or grants related to the ESPP during the three months ended April 30, 2010 and April 30, 2009):

	Three Months Ended		Nine Months Ended
	Apr. 30, 2010	Apr. 30, 2009	Apr. 30, 2010	Apr. 30, 2009
Stock Options
Weighted average fair value
at grant date	$9.96	N/A	$10.50	$6.37
Valuation assumptions:
Expected dividend yield	2.0%	N/A	2.0%	1.8%
Expected volatility	34.9%	N/A	34.9%	31.0%
Expected life (years)	5.0	N/A	5.0	5.0
Risk-free interest rate	2.4%	N/A	2.4%	1.6%

ESPP
Weighted average fair value
at grant date	N/A	N/A	$7.90	$7.67
Valuation assumptions:
Expected dividend yield	N/A	N/A	2.0%	1.4%
Expected volatility	N/A	N/A	35.8%	50.3%
Expected life (years)	N/A	N/A	½ year	½ year
Risk-free interest rate	N/A	N/A	0.2%	1.1%

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

MSPP

     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over a four year period for matches made thereafter. Such restricted units aggregated 1,020 and 984 as of April 30, 2010 and April 30, 2009, respectively. As of April 30, 2010, there was $7,392 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 2.6 years.

     The following is a summary of MSPP activity during the three and nine months ended April 30, 2010 and April 30, 2009:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2010	Apr. 30, 2009	Apr. 30, 2010	Apr. 30, 2009
Deferred compensation and cash
contributions	$111	$50	$2,758	$4,807
Fair value of restricted stock units vested	$1	$72	$2,624	$1,684
Vested units distributed	2	9	179	151

RSUs

     A summary of restricted stock unit activity, related to employees, for the Pall Corporation 2005 Stock Compensation Plan (“2005 Stock Plan”) during the nine months ended April 30, 2010, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at August 1, 2009	1,216	$33.10
Granted	—	—
Vested	(5)	31.50
Forfeited	—	—
Nonvested at October 31, 2009	1,211	$33.10
Granted	107	37.22
Vested	(52)	28.68
Forfeited	(10)	34.91
Nonvested at January 31, 2010	1,256	$33.62
Granted	1	35.39
Vested	(1)	35.61
Forfeited	(6)	32.42
Nonvested at April 30, 2010	1,250	$33.61

     As of April 30, 2010, there was $22,070 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 2.7 years.

     There were no annual award units granted to non-employee directors of the Company during the three months ended April 30, 2010. Non-employee directors of the Company were granted in the aggregate 34 annual award units of restricted stock during the nine months ended April 30, 2010, with a weighted-average fair market value of $36.69 per share.

     As of April 30, 2010, approximately 6,191 shares of common stock of the Company were reserved for stock-based compensation plans. Of the 6,191 shares, approximately 2,984 shares were reserved for vested awards and approximately 3,207 shares were reserved for unvested awards. The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 11 - EARNINGS PER SHARE

     The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and units aggregating 803 and 3,099 shares were not included in the computation of diluted shares for the three months ended April 30, 2010 and April 30, 2009, respectively, because their effect would have been antidilutive. For the nine months ended April 30, 2010 and April 30, 2009, 1,341 and 2,740 antidilutive shares, respectively, were excluded. The following is reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2010	Apr. 30, 2009	Apr. 30, 2010	Apr. 30, 2009
Basic shares outstanding	117,589	118,305	117,713	118,753
Effect of stock plans	1,615	760	1,394	936
Diluted shares outstanding	119,204	119,065	119,107	119,689

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value as of April 30, 2010:

		Fair Value Measurements
	As of
	Apr. 30, 2010	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$8,691	$8,691	$—	$—
Available-for-sale securities:
Equity securities	5,831	5,831	—	—
Debt securities:
U.S. Treasury	18,882	—	18,882	—
Other U.S. government	18,136	—	18,136	—
CMO/mortgage-backed	265	—	265	—
Corporate	23,854	—	23,854	—
Derivative financial instruments:
Foreign exchange forward contracts	592	—	592	—

Financial liabilities carried at fair value
Derivative financial instruments:
Interest rate swap contract	152	—	152	—
Foreign exchange forward contracts	735	—	735	—

     The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value as of July 31, 2009:

		Fair Value Measurements
	As of
	Jul. 31, 2009	Level 1	Level 2	Level 3
Financial assets carried at fair value (a)
Money market funds	$50,173	$50,173	$—	$—
Available-for-sale securities:
Equity securities	7,114	7,114	—	—
Debt securities:
U.S. Treasury	15,210	—	15,210	—
Other U.S. government	12,467	—	12,467	—
CMO/mortgage-backed	319	—	319	—
Corporate	23,680	—	23,680	—
Derivative financial instruments:
Foreign exchange forward contracts	1,307	—	1,307	—

Financial liabilities carried at fair value
Derivative financial instruments:
Interest rate swap contract	688	—	688	—
Foreign exchange forward contracts	371	—	371	—

(a)
During the third quarter of fiscal year 2010, the Company determined that its investments in U.S. Treasury, Other U.S. government, CMO/mortgage-backed and Corporate debt securities, previously aggregated as available-for-sale debt securities and classified as Level 1 in the fair value hierarchy, should be classified as Level 2. Also, investments in money market funds were previously omitted from this disclosure. The Company adjusted the prior period information accordingly and has concluded that the adjustment to prior period disclosure is immaterial.

     The Company’s money market funds and equity securities are valued using quoted market prices and, as such, are classified within Level 1 of the fair value hierarchy.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

      The fair value of the Company’s investments in debt securities, have been valued utilizing third party pricing services. The pricing services use many inputs to determine fair value which are derived from observable market sources including reportable trades, benchmark curves, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. These investments are included in Level 2 of the fair value hierarchy.

     The fair value of the Company’s outstanding interest rate swap contract was determined based upon a non-binding valuation from the counterparty that is corroborated by observable market data such as Japanese Yen (“JPY”) interest rates and yield curves. The fair values of the Company’s foreign currency forward contracts were valued using pricing models, with all significant inputs derived from or corroborated by observable market data such as yield curves, currency spot and forward rates and currency volatilities. These investments are included in Level 2 of the fair value hierarchy.

     The Company completed its annual goodwill impairment test for all reporting units in the third quarter of fiscal year 2010 and determined that no impairment existed. In addition, the Company had no impairment of goodwill in the prior year. In connection with the annual goodwill impairment test, the Company estimates the fair value of its reporting units using a market approach employing Level 3 inputs as defined in the fair value hierarchy.

NOTE 13 – INVESTMENT SECURITIES

     Included within other non-current assets is a benefits protection trust, with assets aggregating $69,053 and $57,337 as of April 30, 2010 and July 31, 2009, respectively. The trust was established for the primary purpose of satisfying certain supplemental post-employment benefit obligations in the U.S. for eligible executives in the event of a change of control of the Company. In addition to holding cash equivalents primarily to satisfy short-term cash requirements relating to benefit payments, the trust primarily invests in U.S. government obligations, debt obligations of corporations and financial institutions with high credit ratings and equity mutual fund shares. Contractual maturity dates of debt securities held by the trust range from 2010 to 2039. Such debt and equity securities are classified as available-for-sale and recorded in other non-current assets in the Company’s condensed consolidated balance sheets at aggregate fair values of $62,139 and $56,170 as of April 30, 2010 and July 31, 2009, respectively.

     Also included within non-current assets is the Company’s investment in Satair A/S (“Satair”) of $4,794 and $2,588, at April 30, 2010 and July 31, 2009, respectively, which is classified as available-for-sale.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The following is a summary of the Company’s available-for-sale investments by category:

			Gross	Gross	Net
	Cost/		Unrealized	Unrealized	Unrealized
	Amortized		Holding	Holding	Holding
	Cost Basis	Fair Value	Gains	Losses	Gains
April 30, 2010
Equity securities	$2,395	$5,831	$3,436	$—	$3,436
Debt securities:
U.S. Treasury	18,096	18,882	829	(43)	786
Other U.S.
government	17,444	18,136	703	(11)	692
CMO/mortgage-
backed	240	265	25	—	25
Corporate	22,388	23,854	1,491	(25)	1,466
	$60,563	$66,968	$6,484	$(79)	$6,405

July 31, 2009
Equity securities	$5,550	$7,114	$1,566	$(2)	$1,564
Debt securities:
U.S. Treasury	14,417	15,210	841	(48)	793
Other U.S.
government	11,609	12,467	868	(10)	858
CMO/mortgage-
backed	298	319	21	—	21
Corporate	22,367	23,680	1,314	(1)	1,313
	$54,241	$58,790	$4,610	$(61)	$4,549

     The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
April 30, 2010
Equity securities	$—	$—	$—	$—	$—	$—
Debt securities:
U.S. Treasury	3,160	43	—	—	3,160	43
Other U.S.
government	4,043	11	—	—	4,043	11
CMO/mortgage–
backed	—	—	—	—	—	—
Corporate	1,066	25	—	—	1,066	25
	$8,269	$79	$—	$—	$8,269	$79

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
July 31, 2009
Equity securities	$32	$2	$—	$—	$32	$2
Debt securities:
U.S. Treasury	1,085	48	—	—	1,085	48
Other U.S.
government	1,152	10	—	—	1,152	10
CMO/mortgage–
backed	—	—	—	—	—	—
Corporate	297	1	—	—	297	1
	$2,566	$61	$—	$—	$2,566	$61

     The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three and nine months ended April 30, 2010 and April 30, 2009:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2010	Apr. 30, 2009	Apr. 30, 2010	Apr. 30, 2009
Proceeds from sales	$2,677	$3,560	$12,637	$6,939
Realized gross gains on sales	171	74	1,114	230
Realized gross losses on sales	—	270	—	316

NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS

     As of April 30, 2010, the Company had an interest rate swap and foreign currency forward contracts outstanding with notional amounts aggregating $95,814 and $181,400 respectively, whose aggregate fair values were a liability of $152 and a liability of $143, respectively. Accumulated other comprehensive income includes $99, net of tax, of cumulative unrealized losses on the floating-to-fixed interest rate swap (i.e., cash flow hedge).

     The Company manages certain financial exposures through a risk management program that includes the use of foreign exchange and interest rate derivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard & Poor’s and Moody’s Investor Services, in accordance with the Company’s policies. The Company does not utilize derivative instruments for trading or speculative purposes.

Foreign Exchange

a. Derivatives Not Designated as Hedging Instruments

     The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three and nine months ended April 30, 2010 was $333,019 and $979,581, respectively. The notional amount of foreign currency forward contracts outstanding as of April 30, 2010 was $181,400.

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

     The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
April 30, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contract	Other current assets	$—	Other current liabilities	$152

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$592	Other current liabilities	$735
Total derivatives		$592		$887

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current
			portion(a)	$95,814

	Asset Derivatives		Liability Derivatives
July 31, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contract	Other current assets	$—	Other current liabilities	$688

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,307	Other current liabilities	$371
Total derivatives		$1,307		$1,059

Nonderivative instruments designated as hedging instruments
Net investment hedge			Current portion of long-term debt	$95,121

(a)
On May 26, 2010, the Company refinanced its JPY 9 billion loan, which was due on June 20, 2010. The new loan matures May 26, 2015. As such, as of April 30, 2010, the loan was reported as part of long-term debt, net of current portion in the Company’s condensed consolidated balance sheet.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three and nine months ended April 30, 2010 and April 30, 2009 are presented as follows:

Location of Gain or
(Loss) Reclassified
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss) Reclassified
	Recognized in OCI on Derivatives		OCI into Earnings	from Accumulated OCI into Earnings
	(Effective Portion)		(Effective Portion)	(Effective Portion) (b)
	Three Months	Three Months		Three Months	Three Months
	Ended Apr. 30,	Ended Apr. 30,		Ended Apr. 30,	Ended Apr. 30,
	2010	2009		2010	2009
Derivatives in cash
flow hedging
relationships
Interest rate swap
contract	$178	$70	Interest expense	$(272)	$(99)

(b)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended April 30, 2010 and April 30, 2009.

Location of Gain or
(Loss) Reclassified
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss) Reclassified
	Recognized in OCI on Derivatives		OCI into Earnings	from Accumulated OCI into Earnings
	(Effective Portion)		(Effective Portion)	(Effective Portion) (c)
	Nine Months	Nine Months		Nine Months	Nine Months
	Ended Apr. 30,	Ended Apr. 30,		Ended Apr. 30,	Ended Apr. 30,
	2010	2009		2010	2009
Derivatives in cash
flow hedging
relationships
Interest rate swap
contract	$345	$(215)	Interest expense	$(744)	$(307)

(c)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the nine months ended April 30, 2010 and April 30, 2009.

     The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three and nine months ended April 30, 2010 and April 30, 2009 are presented as follows:

		Amount of Gain or (Loss) Recognized in
		Earnings on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	in Earnings on Derivatives	2010	2009	2010	2009
Derivatives not designated as
hedging relationships
Foreign exchange forward	Selling, general and administrative
contracts	expenses	$(2,689)	$1,445	$(4,779)	$(11,614)

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three and nine months ended April 30, 2010 and April 30, 2009 are presented as follows:

Location of Gain or
(Loss) Reclassified
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI on Derivatives		OCI into Earnings	Accumulated OCI into Earnings
	(Effective Portion)		(Effective Portion)	(Effective Portion) (d)
	Three Months	Three Months
	Ended	Ended		Three Months Ended	Three Months Ended
	Apr. 30, 2010	Apr. 30, 2009		Apr. 30, 2010	Apr. 30, 2009
Nonderivatives
designated as hedging
relationships
Net investment hedge	$2,500	$5,708	N/A	$—	$—

(d)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended April 30, 2010 and April 30, 2009.

Location of Gain or
(Loss) Reclassified
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI on Derivatives		OCI into Earnings	Accumulated OCI into Earnings
	(Effective Portion)		(Effective Portion)	(Effective Portion) (e)
	Nine Months	Nine Months
	Ended Apr. 30,	Ended Apr. 30,		Nine Months Ended	Nine Months Ended
	2010	2009		Apr. 30, 2010	Apr. 30, 2009
Nonderivatives
designated as hedging
relationships
Net investment hedge	$(443)	$(5,017)	N/A	$—	$—

(e)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the nine months ended April 30, 2010 and April 30, 2009.

NOTE 15 - COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	Apr. 30, 2010	Apr. 30, 2009	Apr. 30, 2010	Apr. 30, 2009
Net earnings	$69,691	$44,162	$186,293	$126,120

Unrealized translation adjustment	(18,900)	17,873	(31,765)	(110,398)
Income taxes	(1,063)	(2,060)	(762)	(6,675)
Unrealized translation adjustment, net	(19,963)	15,813	(32,527)	(117,073)

Change in unrealized investment gains	625	1,106	1,856	37
Income taxes	(224)	—	(390)	122
Change in unrealized investment gains, net	401	1,106	1,466	159

Unrealized gains/(losses) on derivatives	275	108	536	(330)
Income taxes	(97)	(38)	(191)	115
Unrealized gains/(losses) on derivatives, net	178	70	345	(215)

Total comprehensive income	$50,307	$61,151	$155,577	$8,991

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     Unrealized investment gains/(losses) on available-for-sale securities, net of related income taxes, consist of the following:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2010	Apr. 30, 2009	Apr. 30, 2010	Apr. 30, 2009
Unrealized gains/(losses) arising during
the period	$788	$812	$4,735	$(2,097)
Income taxes	(224)	—	(390)	122
Net unrealized gains/(losses) arising
during the period	564	812	4,345	(1,975)
Reclassification adjustment for
(gains)/losses included in net earnings	(163)	294	(2,879)	2,134
Change in unrealized investment gains,
net	$401	$1,106	$1,466	$159

NOTE 16 - SEGMENT INFORMATION

     The Company’s reportable segments, which are also its operating segments, consist of the Company’s two vertically integrated businesses, Life Sciences and Industrial.

     The following table presents sales and operating profit by segment reconciled to earnings before income taxes, for the three and nine months ended April 30, 2010 and April 30, 2009.

	Three Months Ended		Nine Months Ended
	Apr. 30, 2010	Apr. 30, 2009	Apr. 30, 2010	Apr. 30, 2009
SALES:
Life Sciences	$262,309	$236,320	$748,642	$681,671
Industrial	353,673	319,563	974,680	995,530
Total	$615,982	$555,883	$1,723,322	$1,677,201

OPERATING PROFIT:
Life Sciences	$63,339	$52,459	$182,660	$142,929
Industrial	56,938	40,569	118,139	131,557
Total operating profit	120,277	93,028	300,799	274,486
General corporate expenses	13,034	13,763	38,631	43,423
Earnings before ROTC, interest expense,
net and income taxes	107,243	79,265	262,168	231,063
ROTC	2,030	8,369	6,659	25,291
Interest expense, net	3,254	6,576	6,342	22,555
Earnings before income taxes	$101,959	$64,320	$249,167	$183,217

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

     The matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements regarding future performance, earnings projections, earnings guidance, management’s expectations about its future cash needs and effective tax rate, and other future events or developments are forward-looking statements. Forward-looking statements are those that use terms such as “may”, “will”, “expect”, “believe”, “intend”, “should”, “could”, “anticipate”, “estimate”, “forecast”, ”project”, “plan”, “predict”, “potential” and similar expressions. Forward-looking statements contained in this and other written and oral reports are based on the Company’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors. They are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by the Company’s forward-looking statements.

     The Company’s forward-looking statements are also subject to risks and uncertainties, which can affect our performance in both the near- and long-term and cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in the 2009 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including the effect of litigation and regulatory inquiries associated with the restatement of the Company’s prior period financial statements, the Company’s ability to successfully complete its business improvement initiatives, which include integrating and upgrading its information systems and the effect of a serious disruption in its information systems, the impact of legislative, regulatory and political developments globally and the impact of the uncertain global economic environment and the timing and strength of a recovery in the markets and regions the Company serves, and the extent to which adverse economic conditions may affect the Company’s sales volume and results, demand for the Company’s products and business relationships with key customers and suppliers, which may be impacted by their cash flow and payment practices, as well as delays or cancellations in shipments, and volatility in foreign currency exchange rates, interest rates and energy costs and other macro economic challenges currently affecting the Company; changes in product mix, market mix and product pricing, particularly relating to the expansion of the systems business; increase in costs of manufacturing and operating costs; our ability to obtain regulatory approval or market acceptance of new technologies, enforce patents and protect proprietary products and manufacturing techniques; fluctuations in the Company’s effective tax rate; the Company’s ability to successfully complete or integrate any acquisitions; the impact of pricing and other actions by competitors; and the ability to achieve the savings anticipated from cost reduction and gross margin improvement initiatives. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible to predict all of them. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them, whether as a result of new information, future developments or otherwise.

Results of Operations

Review of Consolidated Results

     Sales in the third quarter of fiscal year 2010 increased 10.8% to $615,982 from $555,883 in the third quarter of fiscal year 2009. Sales in the nine months of fiscal year 2010 increased 2.8% compared to the nine months of fiscal year 2009. Exchange rates used to translate foreign subsidiary results into U.S. Dollars increased reported sales by $28,630 in the quarter and $69,919 in the nine months, primarily due to the weakening of the U.S. Dollar against the Euro, Australian Dollar, Japanese Yen (“JPY”), Korean Won and British Pound. In local currency, sales increased 5.7% in the quarter and decreased 1.4% in the nine months compared to the same periods in fiscal year 2009. Increased pricing contributed $526 to overall sales in the quarter, reflecting an improvement in the Life Sciences segment partly offset by a decline in the Industrial segment. In the nine months, increased pricing contributed $7,048 to overall sales, primarily attributable to an improvement in the Life Sciences segment.

     Life Sciences segment sales increased 6.4% (in local currency) in the quarter and 5.9% (in local currency) in the nine months, driven by double-digit growth in the BioPharmaceuticals market. Sales in the Medical market were down in the low single-digit range in the quarter and flat in the nine months. Industrial segment sales increased 5.1% (in local currency) in the quarter, reflecting strong growth in the Microelectronics market partly offset by declines in the Energy, Water & Process Technologies (“EWPT”) and Aerospace & Transportation markets. In the nine months, Industrial segment sales decreased 6.4% (in local currency), reflecting declines in the EWPT and Aerospace & Transportation markets partly offset by growth in the Microelectronics market. Overall systems sales decreased 13.9% (in local currency) in the quarter primarily attributable to a decline in the EWPT market. In the nine months, overall systems sales decreased 20% (in local currency), reflecting decreases in all markets. Systems sales represented 10.5% of total sales in the quarter compared to 13% in the third quarter of fiscal year 2009. In the nine months, systems sales represented 9.8% of total sales compared to 11.9% in the nine months of fiscal year 2009. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

     Gross margin in the third quarter of fiscal year 2010 increased to 50.9% from 47.5% in the third quarter of fiscal year 2009. Gross margin in the nine months of fiscal year 2010 increased to 50.4% from 47.7% in the nine months of fiscal year 2009. The increase in gross margin in the quarter and nine months reflect improvements in both the Life Sciences and Industrial segments. Pricing did not have a material impact on gross margins in the quarter or nine months. For a detailed discussion of the factors impacting gross margin by segment for the quarter and nine months, refer to the section “Review of Operating Segments” below.

     Selling, general and administrative (“SG&A”) expenses in the third quarter of fiscal year 2010 increased by $18,556, or 11.0% (an increase of $10,210, or 6.1%, in local currency). SG&A (in local currency) in Life Sciences and Industrial increased in the quarter, while SG&A in Corporate was down. The overall increase in SG&A (in local currency) reflects the impact of strategic and structural investments and company-wide inflationary increases in payroll and employee benefit costs partly offset by cost savings from headcount reductions in the Industrial segment. The strategic and structural investments made include:
  costs related to the establishment of the Life Sciences European headquarters in Switzerland,

  investments in information technology, impacting both Life Sciences and Industrial geographic expansion in Latin America, Middle East and Asia, primarily impacting Industrial costs incurred for changes in sales channels from distribution to direct, that primarily impacted the Life Sciences segment, and costs related to the purchase of a biotechnology company (refer to Note 4, Goodwill and Intangible Assets, to the accompanying condensed consolidated financial statements for further discussion)
     It is estimated that these strategic and structural investments accounted for approximately 50% of the local currency increase in SG&A. As a percentage of sales, SG&A expenses were 30.4% on par with the third quarter of fiscal year 2009.

     SG&A expenses in the nine months of fiscal year 2010 increased by $34,636, or 6.7% (an increase of $15,076, or 2.9% in local currency). The increase in SG&A expenses (in local currency) in the nine months reflects the impact of strategic and structural investments discussed above and company-wide inflationary increases in payroll and employee benefit costs, partly offset by cost savings resulting from headcount reductions in the Industrial segment and reductions in discretionary spending company-wide. It is estimated that the strategic and structural investments accounted for approximately 80% of the local currency increase in SG&A in the nine months. SG&A (in local currency) in both Life Sciences and Industrial increased in the nine months, partly offset by a decline in Corporate. As a percentage of sales, SG&A expenses were 32.0% compared to 30.8% in the nine months of fiscal year 2009. The increase in SG&A expenses as a percentage of sales primarily reflects the increase in spending, which outpaced the growth in revenue. For a detailed discussion of SG&A by segment, refer to the section “Review of Operating Segments” below.

     Research and development (“R&D”) expenses were $18,986 in the third quarter of fiscal year 2010 compared to $16,218 in the third quarter of fiscal year 2009, an increase of 17.1% (15.2% in local currency). The increase in R&D reflects increased spending in both the Life Sciences and Industrial segments. As a percentage of sales, R&D expenses in the third quarter were 3.1% compared to 2.9% in the third quarter of fiscal year 2009. R&D expenses were $54,874 in the nine months of fiscal year 2010 compared to $52,570 in the nine months of fiscal year 2009, an increase of 4.4% (3.3% in local currency). The increase in R&D in the nine months reflects an increase in spending in the Life Sciences segment partly offset by a decrease in spending in the Industrial segment. As a percentage of sales, R&D expenses in the nine months were 3.2%, compared to 3.1% in the nine months of fiscal year 2009. For a detailed discussion of R&D by segment, refer to the section “Review of Operating Segments” below.

     In the third quarter and nine months of fiscal year 2010, the Company recorded restructuring and other charges (“ROTC”) of $2,030 and $6,659, respectively. ROTC in the quarter was primarily comprised of severance and other costs related to the Company’s on-going cost reduction initiatives. ROTC in the nine months was primarily comprised of severance and other costs related to the Company’s on-going cost reduction initiatives, an increase to previously established environmental reserves and legal and other professional fees in connection with the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 6, Commitments and Contingencies, to the accompanying condensed consolidated financial statements). Such costs were partly offset by the receipt of insurance claim payments related to matters that had been under inquiry by the audit committee as well as by a gain on the sale of certain securities held by the Company’s benefits protection trust that had previously been written down for an other-than-temporary diminution in value.

     In the third quarter of fiscal year 2009, the Company recorded ROTC of $8,369. ROTC in the quarter was primarily comprised of severance and other costs related to the Company’s cost reduction initiatives and an increase to a previously established environmental reserve. Such charges were partly offset by the reversal of excess restructuring reserves that were previously recorded in the Company’s consolidated statements of earnings in fiscal years 2008 and 2007. In the nine months of fiscal year 2009, the Company recorded ROTC of $25,291, which was primarily comprised of severance and other costs related to the Company’s on-going cost reduction initiatives, a charge to write-off in-process R&D acquired in the acquisition of GeneSystems, SA, a charge for the other-than-temporary diminution in value of certain equity and debt investment securities held by its benefits protection trust, a charge for the impairment of capitalized software, increases to previously established environmental reserves, net of an insurance settlement and legal fees and other professional fees in connection with the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings as discussed above. Such charges were partly offset by the reversal of excess restructuring reserves that were previously recorded in the Company’s consolidated statements of earnings in fiscal years 2008 and 2007.

     The details of ROTC for the three and nine months ended April 30, 2010 and April 30, 2009 as well as the activity related to restructuring liabilities that were recorded in the nine months ended April 30, 2010 and in fiscal year 2009 can be found in Note 7, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.

     Earnings before interest and income taxes (“EBIT”) were $105,213 in the third quarter of fiscal year 2010 compared to $70,896 in the third quarter of fiscal year 2009. The impact of foreign currency translation increased EBIT by $7,177 in the third quarter of fiscal year 2010. As a percentage of sales, EBIT were 17.1% compared to 12.8% in the third quarter of fiscal year 2009. EBIT were $255,509 in the nine months of fiscal year 2010 compared to $205,772 in the nine months of fiscal year 2009. The impact of foreign currency translation increased EBIT by $17,418 in the nine months of fiscal year 2010. As a percentage of sales, EBIT were 14.8% compared to 12.3% in the third quarter of fiscal year 2009.

     Net interest expense in the third quarter of fiscal year 2010 was $3,254 compared to $6,576 in the third quarter of fiscal year 2009. Net interest expense in the quarter reflects the reversal of $2,553 of accrued interest primarily related to the resolution of a foreign tax audits and expiring statutes of limitation for assessment related to uncertain tax positions. Excluding these items, net interest expense decreased $769 compared to the third quarter of fiscal year 2009. Net interest expense in the nine months of fiscal year 2010 was $6,342 compared to $22,555 in the nine months of fiscal year 2009. Net interest expense in the nine months reflects the reversal of $11,537 of accrued interest primarily related to the resolution of a foreign tax audit and expiring statutes of limitation for assessment. Excluding these items, net interest expense decreased $4,676 compared to the nine months of fiscal year 2009, reflecting the repayment of higher rate foreign debt in the second and third quarters of fiscal year 2009, the impact of lower interest rates in the U.S. on outstanding debt and a reduction in interest bearing tax liabilities. A decline in interest income, related to lower interest rates, partly offset the above.

     In the third quarter of fiscal year 2010, the Company’s effective tax rate was 31.6% as compared to 31.3% in the third quarter of fiscal year 2009. In the nine months of fiscal year 2010, the Company’s effective tax rate was 25.2% as compared to 31.2% in the nine months of fiscal year 2009. The decrease in the effective tax rate for the nine month period was primarily driven by the favorable resolution of foreign tax audits for the fiscal years 2001 through 2004. For the nine months ended April 30, 2010, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the resolution of foreign tax audits resulting in the recognition of $16,200 of income tax benefit. For the nine months ended April 30, 2009, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the retroactive extension of the federal research credit per the Emergency Economic Stabilization Act of 2008. Based on an expected underlying rate of 31%, the Company expects its effective tax rate to be 27% for the full fiscal year 2010, exclusive of the impact of discrete items in future periods. The tax rate for the full fiscal year 2010 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as other factors.

     Net earnings in the third quarter of fiscal year 2010 were $69,691, or 58 cents per share, compared with net earnings of $44,162, or 37 cents per share in the third quarter of fiscal year 2009. In summary, the increase in net earnings and earnings per share reflects the increase in EBIT and the decline in net interest expense. Net earnings in the nine months of fiscal year 2010 were $186,293, or $1.56 per share, compared with net earnings of $126,120, or $1.05 per share in the nine months of fiscal year 2009. In summary, the increase in net earnings and earnings per share reflect the increase in EBIT, the decline in net interest expense and a decrease in the effective tax rate. Company management estimates that foreign currency translation increased net earnings per share by 4 cents in the third quarter of fiscal year 2010 and 10 cents in the nine months of fiscal year 2010.

Review of Operating Segments

     The following table presents sales and operating profit by segment, reconciled to earnings before income taxes, for the three and nine months ended April 30, 2010 and April 30, 2009.

	Apr. 30,	%	Apr. 30,	%	%
Three Months Ended	2010	Margin	2009	Margin	Change
SALES:
Life Sciences	$262,309		$236,320		11.0
Industrial	353,673		319,563		10.7
Total	$615,982		$555,883		10.8
OPERATING PROFIT:
Life Sciences	$63,339	24.1	$52,459	22.2	20.7
Industrial	56,938	16.1	40,569	12.7	40.3
Total operating profit	120,277	19.5	93,028	16.7	29.3
General corporate expenses	13,034		13,763		(5.3)
Earnings before ROTC, interest expense, net
and income taxes	107,243	17.4	79,265	14.3	35.3
ROTC	2,030		8,369
Interest expense, net	3,254		6,576
Earnings before income taxes	$101,959		$64,320

	Apr. 30,	%	Apr. 30,	%	%
Nine Months Ended	2010	Margin	2009	Margin	Change
SALES:
Life Sciences	$748,642		$681,671		9.8
Industrial	974,680		995,530		(2.1)
Total	$1,723,322		$1,677,201		2.8
OPERATING PROFIT:
Life Sciences	$182,660	24.4	$142,929	21.0	27.8
Industrial	118,139	12.1	131,557	13.2	(10.2)
Total operating profit	300,799	17.5	274,486	16.4	9.6
General corporate expenses	38,631		43,423		(11.0)
Earnings before ROTC, interest expense, net
and income taxes	262,168	15.2	231,063	13.8	13.5
ROTC	6,659		25,291
Interest expense, net	6,342		22,555
Earnings before income taxes	$249,167		$183,217

     Life Sciences:

     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the three and nine months ended April 30, 2010 and April 30, 2009:

Three Months Ended	Apr. 30, 2010	% of Sales	Apr. 30, 2009	% of Sales
Sales	$262,309		$236,320
Cost of sales	115,497	44.0	111,662	47.3
Gross margin	146,812	56.0	124,658	52.7
SG&A	71,872	27.4	62,454	26.4
R&D	11,601	4.4	9,745	4.1
Operating profit	$63,339	24.1	$52,459	22.2

Nine Months Ended	Apr. 30, 2010	% of Sales	Apr. 30, 2009	% of Sales
Sales	$748,642		$681,671
Cost of sales	325,399	43.5	327,192	48.0
Gross margin	423,243	56.5	354,479	52.0
SG&A	207,881	27.8	181,924	26.7
R&D	32,702	4.4	29,626	4.3
Operating profit	$182,660	24.4	$142,929	21.0

     The tables below present sales by market and geography within the Life Sciences segment for the three and nine months ended April 30, 2010 and April 30, 2009, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change
			%	Rate	in Local
Three Months Ended	Apr. 30, 2010	Apr. 30, 2009	Change	Impact	Currency
By Market
BioPharmaceuticals	$162,606	$138,269	17.6	$7,248	12.4
Medical	99,703	98,051	1.7	3,512	(1.9)
Total Life Sciences	$262,309	$236,320	11.0	$10,760	6.4

By Geography
Western Hemisphere	$100,246	$92,170	8.8	$647	8.1
Europe	119,814	107,663	11.3	6,047	5.7
Asia	42,249	36,487	15.8	4,066	4.7
Total Life Sciences	$262,309	$236,320	11.0	$10,760	6.4

					%
				Exchange	Change
			%	Rate	in Local
Nine Months Ended	Apr. 30, 2010	Apr. 30, 2009	Change	Impact	Currency
By Market
BioPharmaceuticals	$452,801	$394,327	14.8	$17,711	10.3
Medical	295,841	287,344	3.0	8,993	(0.2)
Total Life Sciences	$748,642	$681,671	9.8	$26,704	5.9

By Geography
Western Hemisphere	$279,506	$258,353	8.2	$1,005	7.8
Europe	352,294	324,797	8.5	15,990	3.5
Asia	116,842	98,521	18.6	9,709	8.7
Total Life Sciences	$748,642	$681,671	9.8	$26,704	5.9

     Life Sciences segment sales increased 6.4% in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009. Increased pricing (driven by the Biopharmaceuticals market) contributed $2,693, or 1.1%, to overall sales growth in the quarter and, as such, the volume increase was 5.3%. In the nine months of fiscal year 2010, Life Sciences segment sales increased 5.9% compared to the nine months of fiscal year 2009. Increased pricing (driven by the Biopharmaceuticals market) contributed $6,976, or 1%, to overall sales growth in the nine months, and as such, the volume increase was 4.9%. Life Sciences sales represented approximately 43% of total sales in the third quarter and nine months of fiscal year 2010 compared to 43% and 41% in the third quarter and nine months of fiscal year 2009, respectively.

     Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory) increased 12.4% in the third quarter and 10.3% in the nine months. The sales growth was primarily driven by the Pharmaceuticals submarket as discussed below. Growth in the Laboratory submarket, which represented less than 10% of Life Sciences sales, contributed to this result as well.

     Sales in the Pharmaceuticals submarket, which represented approximately 51% of total Life Sciences sales, increased 8.6% in the third quarter and 8.7% in the nine months of fiscal year 2010 compared to the same periods of fiscal year 2009. The growth in the quarter reflects an increase in consumables sales of 8.9% (all geographies contributing) and an increase in systems sales of 6.0%. The growth in the nine months reflects an increase in consumables sales of 13.4% (all geographies contributing), partly offset by a decline in systems sales of 31.4%. Consumables sales growth in the Pharmaceuticals submarket in the quarter and nine months was driven by increased demand in the vaccine marketplace and the use of the Company’s single-use processing technologies. Furthermore, the Western Hemisphere benefited from a change in route to market (from distributor to direct), and Asia benefited from strong growth in China as drug producers are increasingly adopting FDA manufacturing standards which will enable them to export their products to the U.S. The decline in systems sales in the nine months reflects a slowdown in capital investments by customers in the first half of fiscal year 2010.

     Sales in the Medical market, which is comprised of blood filtration product sales and other infection and patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, decreased 1.9% in the third quarter and were flat in the nine months.

     Sales of blood filtration products, which represented approximately 22% of total Life Sciences sales, decreased 2.0% in the third quarter and increased 1.0% in the nine months of fiscal year 2010 compared to the same periods of fiscal year 2009. The decrease in blood filtration sales in the quarter primarily reflects a decline in Europe related to decreased blood collections in the United Kingdom and Russia. Sales in the Western Hemisphere, the Company’s largest blood filtration geographic market, were flat as increased sales to independent blood centers in the U.S. were offset by decreased demand in hospitals due to a decline in elective surgeries. The growth in blood filtration sales in the nine months was primarily related to increased sales to independent blood centers in the U.S. and growth in Asia, related to adoption of universal leukoreduction in certain countries and new tender wins.

     Life Sciences gross margins in the third quarter increased 330 basis points to 56.0% from 52.7%. Key drivers of the improvement in gross margins in the quarter were:
  favorable absorption of manufacturing overhead, due to increased volume and the estimated benefit of cost savings initiatives, including improved efficiency in manufacturing operations, that outpaced inflation, contributing an estimated 200-230 basis points in margin, a change in mix estimated to have increased gross margin percentage by 50 basis points, comprised of:
➢	a favorable impact from a higher proportion of consumables sales to Pharmaceuticals customers versus Medical customers, the former generally carrying higher gross margins, and

➢	an increase in sales of higher margin consumable products within markets, that positively impacted margin, and

➢	an unfavorable impact due to a higher proportion of sales of larger scale systems versus smaller scale standard systems, the former which generally carry lower margins, an increase in pricing as well as the benefit of sales channel changes from distribution to direct contributing an estimated 40 basis points in margin.

     In the nine months, Life Sciences gross margins increased 450 basis points to 56.5% from 52.0%. Key drivers of the improvement in gross margins in the nine months were:
  the estimated benefit of favorable absorption and cost savings initiatives that outpaced inflation, contributing an estimated 250-280 basis points in margin in the nine months,

  a change in mix estimated to have increased gross margin percentage by 150 basis points, primarily driven by the following:
➢	a higher proportion of consumables sales to Pharmaceuticals customers versus Medical customers as discussed above, and

➢
a decrease in systems sales, which typically have lower gross margins than consumables. The mix of systems sales to Pharmaceuticals customers decreased to 3.4% of total Life Sciences sales in the nine months compared to 5.2% in the nine months of fiscal year 2009. Within systems sales, there was a higher proportion of sales of smaller scale standard systems, which generally carry higher margins, an increase in pricing as well as the benefit of sales channel changes from distribution to direct contributing an estimated 40 basis points in margin.
     SG&A expenses in the third quarter increased by $9,418, or 15.1% (an increase of $6,382, or 10.2% in local currency), compared to fiscal year 2009. The increase in SG&A in local currency principally reflects the impact of strategic and structural investments discussed above and inflationary increases in payroll and employee benefit costs. SG&A as a percentage of sales increased to 27.4% from 26.4% in the third quarter of fiscal year 2009, reflecting the increase in spending. SG&A expenses in the nine months of fiscal year 2010 increased by $25,957, or 14.3% (an increase of $19,338, or 10.6% in local currency), compared to fiscal year 2009. The increase in SG&A in local currency in the nine months principally reflects the same factors as in the quarter. SG&A as a percentage of sales increased to 27.8% in the nine months of fiscal year 2010 from 26.7% in the nine months of fiscal year 2009 reflecting the increase in spending.

     R&D expenses were $11,601 compared to $9,745 in the third quarter of fiscal year 2009, an increase of 19% (16.7% in local currency). As a percentage of sales, R&D expenses were 4.4% compared to 4.1% in the third quarter of fiscal year 2009. In the nine months of fiscal year 2010, R&D expenses were $32,702 compared to $29,626 in the nine months of fiscal year 2009, an increase of 10.4% (9.3% in local currency). As a percentage of sales, R&D expenses were 4.4% compared to 4.3% in the nine months of fiscal year 2009.

     Operating profit dollars in the third quarter were $63,339, an increase of 20.7% (14.6% in local currency) compared to the third quarter of fiscal year 2009. Operating margin improved to 24.1% from 22.2% in the third quarter of fiscal year 2009. Operating profit dollars in the nine months of fiscal year 2010 were $182,660, an increase of 27.8% (20.9% in local currency) compared to the nine months of fiscal year 2009. Operating margin improved to 24.4% from 21.0% in the nine months of fiscal year 2009.

     Industrial:

     Presented below are summary Statements of Operating Profit for the Industrial segment for the three and nine months ended April 30, 2010 and April 30, 2009:

		% of		% of
Three Months Ended	Apr. 30, 2010	Sales	Apr. 30, 2009	Sales
Sales	$353,673		$319,563
Cost of sales	186,953	52.9	179,991	56.3
Gross margin	166,720	47.1	139,572	43.7
SG&A	102,397	29.0	92,530	29.0
R&D	7,385	2.1	6,473	2.0
Operating profit	$56,938	16.1	$40,569	12.7

		% of		% of
Nine Months Ended	Apr. 30, 2010	Sales	Apr. 30, 2009	Sales
Sales	$974,680		$995,530
Cost of sales	529,908	54.4	550,039	55.3
Gross margin	444,772	45.6	445,491	44.7
SG&A	304,461	31.2	290,990	29.2
R&D	22,172	2.3	22,944	2.3
Operating profit	$118,139	12.1	$131,557	13.2

     The tables below present sales by market and geography within the Industrial segment for the three and nine months ended April 30, 2010 and April 30, 2009, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change
			%	Rate	in Local
Three Months Ended	Apr. 30, 2010	Apr. 30, 2009	Change	Impact	Currency
By Market
EWPT	$216,823	$207,382	4.6	$11,716	(1.1)
Aerospace &
Transportation	64,530	73,842	(12.6)	1,895	(15.2)
Microelectronics	72,320	38,339	88.6	4,259	77.5
Total Industrial	$353,673	$319,563	10.7	$17,870	5.1

By Geography
Western Hemisphere	$105,691	$98,557	7.2	$1,349	5.9
Europe	123,312	114,511	7.7	6,159	2.3
Asia	124,670	106,495	17.1	10,362	7.3
Total Industrial	$353,673	$319,563	10.7	$17,870	5.1

					%
				Exchange	Change
			%	Rate	in Local
Nine Months Ended	Apr. 30, 2010	Apr. 30, 2009	Change	Impact	Currency
By Market
EWPT	$605,552	$626,313	(3.3)	$29,612	(8.0)
Aerospace &
Transportation	179,292	212,925	(15.8)	4,277	(17.8)
Microelectronics	189,836	156,292	21.5	9,326	15.5
Total Industrial	$974,680	$995,530	(2.1)	$43,215	(6.4)

By Geography
Western Hemisphere	$268,725	$300,521	(10.6)	$2,096	(11.3)
Europe	351,338	364,031	(3.5)	16,153	(7.9)
Asia	354,617	330,978	7.1	24,966	(0.4)
Total Industrial	$974,680	$995,530	(2.1)	$43,215	(6.4)

     Industrial segment sales increased 5.1% in the third quarter of fiscal year 2010, reflecting an increase of 77.5% in the Microelectronics market partly offset by declines of 1.1% in the EWPT market and 15.2% in the Aerospace & Transportation market. Industrial segment sales decreased 6.4% in the nine months of fiscal year 2010, reflecting declines of 8.0% in the EWPT market and 17.8% in the Aerospace & Transportation market partly offset by growth of 15.5% in the Microelectronics market. Industrial sales represented approximately 57% of total sales in the third quarter and nine months of fiscal year 2010 compared to 57% and 59% in the third quarter and nine months of fiscal year 2009, respectively.

     The EWPT market sells process related products to producers of municipal water, power generation, fuels & chemicals, foods & beverages as well as to the Industrial Manufacturing submarkets, which consist of a grouping of producers of pulp and paper, mining, automotive and metals. The sales results by the submarkets that comprise EWPT are discussed below:
  Sales in the Fuels & Chemicals submarkets, which represented approximately 20% of total Industrial sales, were down 8.2% in the third quarter reflecting a decline in consumables sales of 10.6% (all geographies down). Systems sales were flat in the quarter. The decline in consumables sales reflects a decrease in demand in the chemical and refining sectors. In the nine months, sales in the Fuels & Chemicals submarkets were down 7.2%, reflecting a decline in consumables sales of 13.8% (all geographies down) partly offset by an increase in systems sales of 18.2% reflecting the timing of projects. The decline in consumables sales in the nine months reflects the same trend evident in the quarter.

  Sales in the Food and Beverage submarkets, which represented approximately 16% of total Industrial sales, decreased 3.9% in the third quarter and 10.5% in the nine months. The overall decline in sales reflects a slowdown in capital investment in the beer, wine and bottled water sectors. Systems sales were down 33.6% in the quarter and 41.5% in the nine months. An improving trend has emerged, with orders growth over the last two quarters, particularly in systems. Consumables sales increased 6.8% in the quarter (all geographies contributing). Consumables sales growth in the Western Hemisphere and Asia were particularly strong, as these regions began to recover. Consumables sales in Europe, the Company’s largest Food & Beverage market, were up slightly. In the nine months, consumables sales were down 1.0%.

  Sales in the Industrial Manufacturing submarkets, which represented approximately 12% of total Industrial sales, increased 21.0% in the third quarter (all geographies contributing). In the nine months, sales in the Industrial Manufacturing submarkets decreased 3.1% as increased sales in the Western Hemisphere and Asia were offset by a decline in Europe. This submarket, which was negatively impacted by the global macroeconomic environment, rebounded in the quarter as customers began to replenish depleted inventories.

  Municipal Water submarkets sales, which represented less than 10% of total Industrial sales, decreased 13.3% in the third quarter as growth in the Western Hemisphere was offset by declines in Europe and Asia. In the nine months, Municipal Water sales decreased 24.8% (all geographies down). The overall sales decline in the quarter and nine months reflect a slowing of orders in fiscal year 2009 (order to shipment in the Municipal Water submarkets can be one to two years). Order activity has been strong in the nine months of fiscal year 2010 and as a result backlog is up over 50% compared to a year ago.

  Sales in the Power Generation submarkets, which represented less than 10% of total Industrial sales, increased 11.0% in the quarter and 7.1% in the nine months, primarily driven by growth in Asia. The increase in sales in Asia was fueled by demand in the wind-turbine market.
     The Aerospace & Transportation market is comprised of sales of air, water, lubrication, fuel and machinery/hydraulic protection products to OEM manufacturers and end-user customers in Military Aerospace, Commercial Aerospace and Transportation. The decrease in Aerospace and Transportation sales in the third quarter reflects declines in the Military Aerospace and Commercial Aerospace submarket groupings of 17.6% and 24.4%, respectively, partly offset by an increase in the Transportation submarket 18.7%. The decrease in Aerospace and Transportation sales in the nine months reflects declines in the Military Aerospace, Commercial Aerospace and Transportation submarket groupings of 24.8%, 14.5% and 6.0%, respectively.
  Sales to the Military Aerospace submarket, which represented less than 10% of total Industrial sales, decreased in the quarter and nine months reflecting delay in orders and projects in fiscal year 2009 that will not repeat this fiscal year.

  Sales to the Commercial Aerospace submarket, which represented less than 10% of total Industrial sales, decreased in the quarter and nine months primarily reflecting reductions in the Western Hemisphere related to weakness in the regional and private jet marketplace.

  Sales in the Transportation submarket, which represented less than 10% of total Industrial sales, increased in the quarter driven by an increase in OEM activity, as the mining market began to recover. In the nine months, sales in the transportation market decreased reflecting weakness in the overall marketplace during the last four quarters, particularly in the mining vehicle market.
     Microelectronics sales increased 77.5% in the third quarter reflecting strong growth in all geographies. Overall, the sales growth in the quarter reflects a recovery in the semiconductor market as well as an increase in OEM activity. Sales in the Macroelectronics markets, such as the inkjet and LED sectors, also contributed to the growth in the quarter. In the nine months, Microelectronics sales increased 15.5% reflecting the same trend as in the quarter.

     Industrial gross margins in the third quarter of fiscal year 2010 increased 340 basis points to 47.1% from 43.7% in the third quarter of fiscal year 2009. The key drivers of the improvement in gross margins in the quarter were:
  volume increases that significantly increased the absorption of manufacturing overheads, driven by growth principally in Microelectronics, and the beneficial impact attendant to the mix change, increased gross margin by 260-280 basis points, and the estimated benefit of cost savings initiatives, including improved efficiency in manufacturing operations that outpaced inflation, contributing an estimated 80-100 basis points in margin.

     The above favorable impacts were partly offset by decreased pricing that adversely impacted gross margins by an estimated 30 basis points.

     Industrial gross margins in the nine months of fiscal year 2010 increased 90 basis points to 45.6% from 44.7% in the nine months of fiscal year 2009 primarily reflecting a change in mix estimated to have increased gross margin percentage by 130 basis points, primarily driven by the growth in Microelectronics. This favorable impact was partly offset by increased warranty costs and inflation that outpaced cost savings initiatives, including improved efficiency in manufacturing operations.

     SG&A expenses in the third quarter increased by $9,867, or 10.7% (an increase of $4,673, or 5.1% in local currency), compared to the third quarter of fiscal year 2009. The increase in SG&A in local currency principally reflects the impact of strategic and structural investments, principally investments in information technology and geographic expansion, inflationary increases (principally payroll and employee benefit costs), and increased incentive compensation partly offset by cost savings as discussed above. SG&A expenses as a percentage of sales were 29.0% on par with the third quarter of fiscal year 2009. SG&A expenses in the nine months of fiscal year 2010 increased by $13,471, or 4.6% compared to the nine months of fiscal year 2009. In local currency, SG&A expenses increased $697, or 0.2%. This result reflects the impact of cost savings earlier in the year offset by the cost increases discussed above for the quarter. SG&A expenses as a percentage of sales were 31.2% compared to 29.2% in the nine months of fiscal year 2009 primarily reflecting the impact of the decline in sales.

     R&D expenses were $7,385 compared to $6,473 in the third quarter of fiscal year 2009, an increase of 14.1% (13.0% in local currency). As a percentage of sales, R&D expenses were 2.1% compared to 2.0% in the third quarter of fiscal year 2009. In the nine months of fiscal year 2010, R&D expenses were $22,172 compared to $22,944 in the nine months of fiscal year 2009, a decrease of 3.4% (4.4% in local currency). As a percentage of sales, R&D expenses were 2.3%, on par with the nine months of fiscal year 2009.

     Operating profit dollars in the third quarter were $56,938, an increase of 40.3% (30.2% in local currency) compared to the third quarter of fiscal year 2009. Operating margin increased to 16.1% from 12.7% in the third quarter of fiscal year 2009. Operating profit dollars in the nine months of fiscal year 2010 were $118,139, a decrease of 10.2% (16.1% in local currency) compared to the nine months of fiscal year 2009. Operating margin decreased to 12.1% from 13.2% in the nine months of fiscal year 2009.

     Corporate:

     Corporate expenses in the third quarter of fiscal year 2010 were $13,034 compared to $13,763 in the third quarter of fiscal year 2009, a decrease of $729 or 5.3% (6.1% in local currency). The decrease in Corporate expenses primarily reflects a decrease in consulting fees, decreased facilities costs associated with the consolidation into the new Corporate headquarters, and gains on the sale of investment securities held by the Company’s benefit protection trust. Corporate expenses in the nine months of fiscal year 2010 were $38,631 compared to $43,423 in the nine months of fiscal year 2009, a decrease of $4,792 or 11.0% (11.4% in local currency). The decrease in Corporate expenses primarily reflects a decrease in consulting fees, a decrease in foreign currency transaction losses, and gains on the sale of investment securities as discussed above.

Liquidity and Capital Resources

     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $595,300 at April 30, 2010 as compared with $577,900 at July 31, 2009. Excluding the effect of foreign exchange (discussed below), non-cash working capital increased approximately $28,900 compared to July 31, 2009.

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at April 30, 2010 to those at July 31, 2009, the Japanese Yen has strengthened against the U.S. Dollar, while the Euro and the British Pound have weakened against the U.S. Dollar. The effect of foreign currency translation decreased non-cash working capital by $11,466, including net inventory, net accounts receivable and other current assets by $6,750, $8,597 and $2,500, respectively, as compared to July 31, 2009. Additionally, foreign currency translation decreased accounts payable and other current liabilities by $6,981 and increased current income taxes payable by $600.

     Net cash provided by operating activities in the nine months of fiscal year 2010 was $257,041 as compared to $154,912 in the nine months of fiscal year 2009, an increase of $102,129, or about 66%. The increase in net cash provided by operating activities primarily reflects the increase in net earnings, a 24-day improvement in the Company’s cash conversion cycle as discussed below and a decrease in interest paid of $14,151.

     The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding (“DPO”), decreased to 137 days in the quarter ended April 30, 2010 from 160 days in the quarter ended April 30, 2009. This improvement reflects a decrease in DIO and DSO as well as an increase in DPO.

     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $163,528 in the nine months of fiscal year 2010, as compared with $62,381 in the nine months of fiscal year 2009. The increase in free cash flow reflects the increase in net cash provided by operating activities as discussed above, partly offset by an increase in capital expenditures. The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities to free cash flow.

	Apr. 30, 2010	Apr. 30, 2009
Net cash provided by operating activities	$257,041	$154,912
Less capital expenditures	93,513	92,531
Free cash flow	$163,528	$62,381

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 16.6% at April 30, 2010 as compared to 21.4% at July 31, 2009. Net debt decreased by approximately $59,300 compared with July 31, 2009, comprised of an increase in cash and cash equivalents of $79,500 partly offset by an increase in gross debt of $11,300. The impact of foreign exchange rates increased net debt by about $8,900 including the revaluation of the JPY loan of 9 billion ($95,814 at April 30, 2010) that is due on June 20, 2010.

     The Company's five-year revolving credit facility contains financial covenants which provide that the Company may not have a consolidated net interest coverage ratio, based upon trailing four quarter results, that is less than 3.5 to 1.00, nor a consolidated leverage ratio, based upon trailing four quarter results, that is greater than 3.5 to 1.00. As of April 30, 2010, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.

     On May 26, 2010, the Company refinanced its JPY 9 billion loan, which was due on June 20, 2010. The new loan matures May 26, 2015. As of April 30, 2010, the loan balance was approximately $96,000, and was reported as part of long-term debt, net of current portion in the Company’s condensed consolidated balance sheet. The terms of the loan will require the Company to make interest payments at a fixed rate of 2.33%. The Company designated this borrowing as a non-derivative hedge of its net JPY investment in a Japanese subsidiary. As a result of such designation, adjustments related to the fair value of the JPY 9 billion loan will be reported in other comprehensive income.

     The Company manages certain financial exposures through a risk management program that includes the use of foreign exchange and interest rate derivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard and Poor’s and Moody’s Investor Services, in accordance with the Company’s policies. The Company does not utilize derivative instruments for trading or speculative purposes. The risk management objective of holding a floating-to-fixed interest rate swap is to lock in fixed interest cash outflows on a floating rate debt obligation. The associated risk is created by changes in market interest rates in Japan. The Company has an outstanding JPY loan with variable interest rates based on JPY-LIBOR-BBA. The Company meets the stated risk management objective by holding a floating-to-fixed interest rate swap resulting in a fixed interest cash flow for the JPY loan. The cash flow hedge consists of an interest rate swap with a notional value of JPY 9 billion. Including the impact of this floating-to-fixed interest rate swap, the Company’s ratio of fixed to variable rate debt is 54% to 46%.

     The Company conducts transactions in currencies other than their functional currency. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates. The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three and nine months ended April 30, 2010 was $333,019 and $979,581, respectively. The notional amount of foreign currency forward contracts outstanding as of April 30, 2010 was $181,400. The Company’s foreign currency balance sheet exposures resulted in the recognition of gains within SG&A of approximately $2,875 and $5,000 in the three and nine months ended April 30, 2010, respectively, before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A were gains of approximately $186 and $221 in the quarter and nine months ended April 30, 2010, respectively.

     The Company utilizes cash flow generated from operations and its revolving credit facility to meet its short-term liquidity needs. Company management considers its existing lines of credit, along with the cash typically generated from operations, to be sufficient to meet its short-term liquidity needs.

     Capital expenditures were $93,513 in the nine months of fiscal year 2010 ($30,054 expended in the current quarter). Depreciation expense was $19,539 and amortization expense was $3,206 in the third quarter of fiscal year 2010. In the nine months of fiscal year 2010, depreciation expense was $61,169 and amortization expense was $8,672. Depreciation and amortization expense in the third quarter of fiscal year 2009 were $19,117 and $2,696, respectively. In the nine months of fiscal year 2009, depreciation expense was $59,428 and amortization expense was $7,351.

     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. At July 31, 2009, there was $452,943 remaining under the current stock repurchase programs. The Company repurchased stock of $36,202 in the nine months of fiscal year 2010 leaving $416,741 remaining at April 30, 2010 under the current stock repurchase programs. Net proceeds from stock plans were $22,762 in the nine months of fiscal year 2010.

     In the nine months of fiscal year 2010, the Company paid dividends of $52,600 compared to $47,862 in the nine months of fiscal year 2009, an increase of approximately 9.9%. The Company increased its quarterly dividend by 10.3% from 14.5 cents to 16 cents per share, effective with the dividend declared on January 21, 2010.

Recently Issued Accounting Pronouncements

     In March 2010, the Financial Accounting Standards Board (“FASB”) ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. This guidance is effective for the Company beginning with fiscal year 2011. The Company is in the process of assessing the effect this updated guidance may have on its consolidated financial statements.

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

     In connection with the aforementioned business improvement initiatives, during the second quarter of fiscal year 2010, certain significant operations migrated to the Company’s global enterprise resource planning (“ERP”) software system. The purpose of the ERP system is to facilitate the flow of information between all business functions inside the boundaries of the Company and manage the connections to outside stakeholders. Built on a centralized database and utilizing a common computing platform, the ERP system consolidates business operations into a more uniform, enterprise wide system environment. The Company's ERP implementation is accompanied by process changes and improvements, including those that impact internal control over financial reporting. No operations were migrated to the ERP system during the third quarter of fiscal year 2010.

     There have been no changes in, including in connection with the above described initiatives, the Company’s internal control over financial reporting during the third quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
(In thousands)

     With respect to the matters described in Note 15, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2009 Form 10-K, under the heading Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or related receivables for insurance recoveries have been reflected in the condensed consolidated financial statements as of April 30, 2010 as these amounts are not currently estimable.

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

     The Company’s condensed consolidated balance sheet at April 30, 2010 includes liabilities for environmental matters of approximately $7,969, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements. The Company is currently in negotiations with the Michigan Department of Environmental Quality regarding its Comprehensive Proposal to Modify Cleanup Program that was submitted to the State of Michigan on May 4, 2009. It is reasonably possible that the results of these negotiations may result in a material increase to the Company’s environmental reserves beyond those accrued in its condensed consolidated balance sheet at April 30, 2010, however, the impact is not currently estimable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs (1)
February 1, 2010 to
February 28, 2010	—	$—	—	$427,953
March 1, 2010 to
March 31, 2010	—	$—	—	$427,953
April 1, 2010 to
April 30, 2010	287	$39.00	287	$416,741
Total	287	$39.00	287

(1)
On November 15, 2006, the board authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the nine months ended April 30, 2010, the Company purchased 961 shares in open-market transactions at an aggregate cost of $36,202, with an average price per share of $37.65. As of April 30, 2010, $416,741 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

ITEM 6. EXHIBITS.

     See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

June 9, 2010	/s/	LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer
and Treasurer

	/s/	FRANCIS MOSCHELLA
Francis Moschella
Vice President – Corporate Controller
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3(i)*
Restated Certificate of Incorporation of the Registrant as amended through November 23, 1993, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 1994.

3(ii)*	By-Laws of the Registrant as amended through April 23, 2010, filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on April 29, 2010.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated herein by reference.

†	Exhibit filed herewith.