Form 10-K
period 2010-07-31
PALL CORP
filed 2010-09-28
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on January 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,019,001,695.

On September 21, 2010, there were 115,564,279 outstanding shares of the registrant’s common stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for the 2010 annual meeting of shareholders, scheduled to be held on December 15, 2010 (hereinafter referred to as the “Proxy Statement”), are incorporated by reference into Part III of this report.

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

     The Company serves customers through two business groups globally: Life Sciences and Industrial. The Life Sciences business group is focused on developing, manufacturing and selling products to customers in the Medical, BioPharmaceuticals and Food & Beverage marketplaces. The Industrial business group is focused on developing, manufacturing and selling products to customers in the Aeropower, Microelectronics and Energy & Water markets. These business groups are supported by shared and corporate services groups that facilitate the Company’s corporate governance and business activities globally and a core portfolio of intellectual property that underlies the products sold by the business groups. Company management believes that this structure positions the Company for future profitable growth with holistic focus on the global marketplace presenting opportunities for sales growth, efficiencies and cost reduction in both business groups, as well as on the Company’s corporate governance and shared services infrastructure, while efficiently leveraging its entire intellectual property portfolio to the marketplaces.

     Effective in the fourth quarter of fiscal year 2010, the Company reorganized its operating segments and markets in order to better align its technologies, market channel and management to customer needs. The changes are as follows:
  The Food & Beverage market is now integrated within the Life Sciences segment. It was previously managed by the Industrial segment and reported within the Energy, Water and Process Technologies market (“EWPT”).

  The Aerospace & Transportation market has been renamed Aeropower. Aeropower now includes Industrial Manufacturing, previously reported as part of EWPT, which was combined with Transportation to form the Machinery & Equipment submarket.

  The Power Generation, Fuels & Chemicals and Municipal Water submarkets remaining within EWPT are now being reported as Energy & Water.
     Segment and market information for prior periods has been restated to reflect these changes. All discussions and amounts reported in this report are based on the reorganized segment and market structure.

     For financial information of the Company by operating segment and geography, please see Note 18, Segment Information and Geographies, to the accompanying consolidated financial statements and the information under the caption “Review of Operating Segments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II – Item 7. of this report).

     With few exceptions, research and development activities conducted by the Company are Company sponsored. Research and development expenses totaled $74,944,000 in fiscal year 2010, $71,213,000 in fiscal year 2009 and $71,647,000 in fiscal year 2008.

     No one customer accounted for 10% or more of the Company’s consolidated sales in fiscal years 2010, 2009, or 2008.

     The Company is in substantial compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, compliance with environmental matters has not had a material effect upon the Company’s capital expenditures or competitive position. For a further description of environmental matters in this report, see Part I – Item 3. – Legal Proceedings, and Note 14, Contingencies and Commitments, to the accompanying consolidated financial statements.

     At July 31, 2010, the Company employed approximately 10,400 persons.

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company therefore files periodic reports, proxy statements and other information with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy and information statements and other information.

     The Company’s website address is www.pall.com. The Company makes available, free of charge in the investor section of its website, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Financial and other information can also be accessed on the website.

     Copies of financial and other information is also available free of charge by calling (516) 484-5400 or by sending a request to Pall Corporation, Attn: Investor Relations, 25 Harbor Park Drive, Port Washington, NY, 11050. Information on the Company’s website is not incorporated into this Form 10-K or its other securities filings and is not a part of them.

OPERATIONS:

     Pall Corporation is a broad-based filtration, separation and purification company. Its proprietary products are used to discover, develop and produce biotechnology drugs, vaccines, protect hospital patients as in the case of the Company’s blood, breathing circuit and hospital water filters, enhance the quality and efficiency of manufacturing processes, keep equipment (such as manufacturing equipment and airplanes) running efficiently, produce safe drinking water and to protect the environment. Requirements for product quality, purity, environmental protection, health and safety apply to a wide range of industries and across geographic borders. The Company has more than a 60-year history of commercializing successful products and continues to develop new materials and technologies for its Life Sciences and Industrial customers and their increasingly difficult fluid filtration, purification and separation challenges. The Company has an array of core materials and technologies that can be combined and manipulated in many ways to solve complex fluid separation challenges. These proprietary materials and technologies, coupled with the Company’s ability to engineer them into useful forms and place them into fully integrated systems, are the cornerstone of the Company’s capabilities. Proprietary materials and technologies, customer process knowledge, and engineering know-how enable the Company to provide customers with products that are well matched to their needs, to develop new products and to enter new markets.

     The global drivers for the filtration, separation and purification market include increasing potable water and energy demands, emerging and mutating pathogens, environmental concerns and regulations, industrial globalization and consolidation, increasing government regulations and process innovation and optimization. These all require more and ever finer levels of filtration, separation and purification. Opportunities to filter water exist in every one of the Company’s markets. The Company has a balanced portfolio of products that are sold into diversified markets. The Company’s strategy for growth includes expansion in high-growth geographies such as Asia, Eastern Europe, the Middle East and Latin America as well as focusing on high-growth markets such as biotechnology, diagnostics, cell therapy, vaccine production, micro and macroelectronics, next-generation aircraft, energy and water. The Company’s products help to meet the evolving needs of markets worldwide.

     The Company actively pursues applications in which its products can make a substantial difference to customers and especially targets projects, under the umbrella of its Total Fluid ManagementSM (“TFM”) strategy, whereby it can engineer integrated filtration, purification and separation systems to enhance performance and economics. The TFM strategy leverages the Company’s resources and capabilities to help its customers improve operating efficiencies within their processes through the optimal selection and integration of filtration and separation products. This approach makes use of the Company’s engineering and scientific expertise in fluid management to create unique and cost-effective solutions for customers. Integrated systems are an important part of this approach, and generally couple or automate filtration/separation steps for greater efficiency and ease and economy of use. These systems typically include the Company’s proprietary consumable filtration products. When fully commissioned, Company management expects these systems to provide an ongoing annuity stream for the Company’s consumable filtration products. System sales accounted for approximately 11% of fiscal 2010 revenues. This is about the Company’s average for system sales in the last five fiscal years. Consumable filtration products sold are principally filters made with proprietary Company filter media produced by chemical film casting, melt blowing of polymer fibers, papermaking and metallurgical processes.

     The Company is executing a full suite of initiatives aimed at strengthening its supply chain while increasing efficiency and reducing costs. Such improvement initiatives include procurement and “lean manufacturing”. The Company is also executing major initiatives to streamline processes and infrastructure.

     Competition is intense in all of the Company’s markets and includes numerous large companies and many smaller regional competitors. In many cases, the Company’s primary competition comes from alternative, often older, technologies, such as chemical additives, sand filtration, and pasteurization as opposed to the finer level of membrane filtration that the Company provides. In many markets, there are significant barriers to entry limiting the number of qualified suppliers. These barriers result from stringent product performance standards, product qualification protocols and requirements for consistent levels of global service and support. The Company’s broad array of materials and product designs coupled with its engineering and manufacturing expertise and global reach enable it to provide customers with differentiated product performance and value, and global customer support.

LIFE SCIENCES SEGMENT:

     The Company’s Life Sciences technologies facilitate the process of drug discovery, development, regulatory validation and production. They are used extensively in the research laboratory, pharmaceutical, biotechnology and food and beverage industries, in blood centers and in hospitals at the point of patient care. The Company’s broad capability in the life sciences industry is a competitive strength and an important element of its strategy going forward. Sales in the Medical, BioPharmaceuticals and Food & Beverage markets are made through direct sales and distributors.

     Safety, quality, efficacy, ease of use, technical support, product delivery and price are all important considerations among the Company’s Life Sciences customers. Pricing for blood filtration products is a strong consideration as customers are typically large centralized procurers, such as blood centers in the Western Hemisphere and nationalized blood services in Europe and Asia. The backlog for the Life Sciences segment at July 31, 2010 was approximately $203,983,000 (all of which is expected to be shipped in fiscal year 2011) compared with $163,412,000 at July 31, 2009.

MEDICAL MARKET:

     The Company’s medical products improve the safety of the use of blood products in patient care and help control the spread of infections in hospitals. The Company’s cell therapy product portfolio provides efficient enabling technologies for the emerging regenerative medicine market.

     Products related to transfusion therapy represent a significant portion of Life Sciences sales. For example, the Company’s blood filters remove unwanted white blood cells from donor blood. Its Acrodose™ PL System enables blood centers to tap into the abundant, but often discarded, supply of whole blood platelets. Hospital-acquired infections are a growing problem for patients and the world’s health care systems. The Company’s breathing-circuit, intravenous and point-of-use Pall-Aquasafe™ water filters help protect people from these infections.

     The backlog for the Medical market at July 31, 2010 was approximately $42,829,000 (all of which is expected to be shipped in fiscal year 2011) compared with $39,809,000 at July 31, 2009. The Company’s principal competitors in the Medical market include Fenwal, Inc., MacoPharma Group, Fresenius Medical Care AG & Co., Merck Millipore (a division of Merck KGaA), GE Healthcare (a unit of General Electric Company (“GE”)), Tyco International Ltd., Teleflex Incorporated, Terumo Medical Corporation, and Capital Health Inc.

BIOPHARMACEUTICALS MARKET:

     The Company sells a broad line of filtration and purification technologies and engineered systems primarily to pharmaceutical and biotechnology companies for use by them in the development and commercialization of chemically synthesized and biologically derived drugs and vaccines. The Company provides a broad range of advanced filtration solutions for each critical stage of drug development through drug production. Its filtration systems and validation services assist drug manufacturers through the regulatory process and on to the market. The Company’s laboratory product line is used in areas such as drug research and discovery, quality control testing and in environmental monitoring applications for a host of industries.

     The fastest growing part of the market is the biotechnology industry. Biotechnology drugs and biologically derived vaccines are filtration and purification intensive. A key growth driver is increasing adoption of single-use processing technologies for drug production as a replacement for stainless steel. Disposable systems provide customers many advantages including smaller capital outlays and flexible use of manufacturing floor space. They reduce the risk of cross-contamination between batches and eliminate costly and time-consuming cleaning and cleaning validation steps.

     Company management believes that the Company’s established record of product performance and innovation, as well as its ability to sell and globally support a complete range of products, including its engineered systems, provide a strong competitive advantage among BioPharmaceuticals customers because of the high costs and safety risks associated with drug development and production. The backlog for the BioPharmaceuticals market at July 31, 2010 was approximately $129,879,000 (all of which is expected to be shipped in fiscal year 2011) compared with $100,273,000 at July 31, 2009. Principal competitors in the BioPharmaceuticals market include Merck Millipore (a division of Merck KGaA), The Sartorius Group, CUNO (a 3M company) and GE Healthcare (a unit of GE).

FOOD & BEVERAGE MARKET:

     Within the Food & Beverage market, the Company serves the filtration needs of the beer, wine, dairy, soft drink, bottled water, and food ingredient markets. The Company's TFM strategy and capabilities help customers to ensure the quality of their products while lowering operating costs and minimizing waste.

     The backlog for the Food & Beverage market at July 31, 2010 was approximately $31,275,000 (all of which is expected to be shipped in fiscal year 2011) compared with $23,330,000 at July 31, 2009. Principal competitors in the Food & Beverage market include Norit Group, Filtrox Group, The Sartorius Group, BEGEROW and Parker domnick hunter, a division of Parker Hannifin.

INDUSTRIAL SEGMENT:

     The Company provides enabling and process enhancing technologies throughout the industrial marketplace. This includes the Energy & Water, Aeropower and Microelectronics markets. The Company has the capability to provide customers with integrated solutions for their process fluids. Virtually all of the raw materials, process fluids and waste streams that course through industry are candidates for multiple stages of filtration, separation and purification. The backlog for the Industrial segment at July 31, 2010 was approximately $466,493,000 (of which approximately $369,243,000 is expected to be shipped in fiscal year 2011) compared with $364,785,000 at July 31, 2009.

ENERGY & WATER MARKET:

     This market consists of producers of energy, oil, gas, renewable and alternative fuels, electricity, chemicals and municipal water. The growing demand for energy produced using clean and green technologies including careful use and reuse of water creates growth opportunities for the company.

     Within the Energy submarket, demand is driven by oil and gas producers, refineries and power generating stations working to increase production, produce cleaner burning fuels, conserve water, meet environmental regulations and develop alternative fuel sources. Each of these applications provides opportunities for the Company.

     Technologies that purify water for use and reuse represent an important opportunity. Governments around the world are implementing stringent new regulations governing drinking water standards and Company management believes that its filters and systems provide a solution for these requirements. These standards apply to municipal water supplies throughout the U.S. and in a growing number of countries. Industry, which consumes enormous quantities of water, also increasingly needs to filter it before, during and after use both to conserve it and to ensure it meets discharge requirements.

     The backlog at July 31, 2010 was approximately $269,447,000 (of which approximately $202,355,000 is expected to be shipped in fiscal year 2011) compared with $207,265,000 at July 31, 2009. Sales to Energy & Water customers are made through Company personnel, distributors and manufacturers’ representatives. The Company believes that its TFM strategy and ability to engineer fully integrated systems, underscored by product performance and quality, customer service, and price, are the principal competitive factors in this market. The Company’s primary competitors in the Energy & Water market include CUNO (a 3M company), GE Infrastructure (a unit of GE), U.S. Filter (a Siemens business) and CLARCOR Inc.

AEROPOWER MARKET:

     The Company sells filtration and fluid monitoring equipment to the aerospace industry for use on commercial and military aircraft, ships and land-based military vehicles to help protect critical systems and components. The Company also sells filtration solutions to the Machinery & Equipment submarkets, which consist of a grouping of producers of mobile equipment and trucks, pulp and paper, mining, automotive and metals. Commercial, Military and Machinery & Equipment sales represented 21%, 26% and 53%, respectively, of total Aeropower sales in fiscal year 2010. Key drivers in this market include passenger air miles flown, military budgets, new military and commercial aircraft, and demand for new aircraft and mobile construction equipment in emerging geographic markets, particularly in Asia. Increasing environmental regulation faced by the Company’s customers, as well as customer requirements for improved equipment reliability and fuel efficiency impact demand.

     The Company’s products are sold to customers through a combination of direct sales to airframe manufacturers and other customers, including the U.S. military, and through the Company’s distribution partner, Satair A/S, for the commercial aerospace “aftermarket,” such as sales to commercial airlines. The backlog at July 31, 2010 was approximately $163,008,000 (of which approximately $133,667,000 is expected to be shipped in fiscal year 2011) compared with $138,442,000 at July 31, 2009. Competition varies by product and application. The Company’s principal competitors in the Aeropower market include Donaldson Company, Inc., Parker Hannifin Corporation, ESCO Technologies Inc. and CLARCOR Inc.

     Company management believes that product efficacy, performance and quality, service and price, are determinative in most sales.

MICROELECTRONICS MARKET:

     The Company sells highly sophisticated filtration and purification technologies for the semiconductor, data storage, fiber optic, advanced display and materials markets. The Company provides a comprehensive suite of contamination control solutions for chemical, gas, water, chemical mechanical polishing and photolithography processes to meet the needs of this demanding industry. Integrated circuits, which control almost every device or machine in use today, require exceedingly high levels of filtration technologies, which the Company provides. Diversification into the macroelectronics side of the market is enabling the Company to capitalize on demand for computer gaming consoles, MP3 players, flat screen TVs and monitors, multimedia cell phones and ink jet printers and cartridges. Newer applications served by Microelectronics are the production of solar cells and the emerging “high bright” LED market.

     The Company’s products are sold to customers in this market through its own personnel, distributors and manufacturers’ representatives. The backlog at July 31, 2010 was approximately $34,038,000 (of which approximately $33,221,000 is expected to be shipped in fiscal year 2011) compared with $19,078,000 at July 31, 2009. Company management believes that performance, product quality, innovation and service are the most important factors in the majority of sales in this market. The Company’s principal competitors in the Microelectronics market include Entegris, Inc. and Mott Corporation.

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

EXECUTIVE OFFICERS OF THE REGISTRANT:

			First Appointed an
Name	Age (1)	Current Positions Held	Executive Officer
Eric Krasnoff	58	Chairman, Chief Executive Officer and President	1986
Lisa McDermott	45	Chief Financial Officer and Treasurer	2006
Roberto Perez	61	Chief Operating Officer	2003
Yves Baratelli	45	Group Vice President and	2010
		President, Life Sciences
Sandra Marino	40	Senior Vice President, General Counsel and	2008
		Corporate Secretary

(1)	Age as of September 21, 2010.

     None of the persons listed above is related.

     Eric Krasnoff has served as Chairman and Chief Executive Officer since July 1994 and as President of the Company since August 2010. Since joining the Company in 1975, Mr. Krasnoff served in several corporate management positions, including Group Vice President and Executive Vice President. He was elected President and Chief Operating Officer of the Company in 1993. Mr. Krasnoff is a director of the Company and member of the board’s executive committee.

     Lisa McDermott has served as Chief Financial Officer and Treasurer since January 2006. Ms. McDermott began her employment with the Company in 1999 as Corporate Controller and was promoted to Vice President - Finance in July 2004.

     Roberto Perez has served as Chief Operating Officer since May 2010. Mr. Perez joined the Company in January 2000 as President of the Medical Products Manufacturing Group. In March 2001, Mr. Perez was promoted to Vice President of the Company’s blood filtration submarket. Mr. Perez was promoted to President, Life Sciences in November 2004.

     Yves Baratelli has served as President, Life Sciences since May 2010. Mr. Baratelli began his employment with the Company in 2002 as President of Pall Medical, Europe. He was promoted to President of Pall Life Sciences Europe two years later and soon thereafter, assumed responsibility for Pall Life Sciences Asia.

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

ITEM 1A. RISK FACTORS.

     The risk factors described below are not inclusive of all risk factors but highlight those that the Company believes are the most significant and that could impact its performance and financial results. These risk factors should be considered together with all other information presented in this Form 10-K.

Litigation and regulatory inquiries associated with the restatement of the Company’s prior period financial statements could result in substantial costs, penalties and other adverse effects.

     Substantial costs may be incurred to defend and resolve regulatory proceedings and litigation arising out of or relating to matters underlying the Company’s restatement of prior period financial statements as described in its Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). These proceedings include the ongoing audits of the Company’s tax returns, as well as audits expected to commence of the Company’s tax returns for some of the periods affected by the restatement. In September 2007, the Company deposited $135 million with the U.S. Treasury, which reflected management’s preliminary assessment of additional taxes and interest that the Company might owe the Internal Revenue Service (“IRS”) for prior years as a result of tax compliance matters identified at the time and did not include any amount with respect to potential penalties. In completing the restatement, the Company examined the appropriateness of the Company’s accounting treatment of the tax consequences of each type of intercompany transaction in the various taxing jurisdictions in which the Company operates. As a result of this analysis, the Company determined that additional financial statement reserves were required with respect to certain other lesser tax compliance matters. The Company cannot predict when the ongoing IRS audit will be completed or the amount or timing of the final resolution with the IRS or other relevant taxing authorities of the matters that gave rise to the restatement, including the amount of any penalties that may be imposed, which could be substantial.

     The Company is also subject to other regulatory and litigation proceedings relating to, or arising out of, the restatement, including pending investigations by the SEC and the Department of Justice, securities class action lawsuits and derivative lawsuits seeking relief against certain of the Company’s officers and directors. These proceedings could also result in civil or criminal fines and other non-monetary penalties. The Company has not reserved any amount in respect of these matters in its consolidated financial statements.

     The Company cannot predict whether any monetary losses it experiences in the proceedings will be covered by insurance or whether insurance proceeds recovered will be sufficient to offset such losses. Pending civil, regulatory and criminal proceedings may also divert the efforts and attention of the Company’s management from business operations, particularly if adverse developments are experienced in any of them, such as an expansion of the investigations being conducted by the SEC and the Department of Justice. See Part I – Item 3. – Legal Proceedings, for further discussion of these pending matters.

The Company may be adversely affected by global and regional economic conditions and legislative, regulatory and political developments.

     The Company conducts operations around the globe. The Company expects to continue to derive a substantial portion of sales and earnings from outside the U.S. The uncertain macroeconomic environment in the U.S. and other countries around the globe in which the Company derives significant sales adversely affected the Company’s results for fiscal year 2009 and 2010 and could continue to have a negative impact on demand for the Company’s products as the prospects, strength and timing of the current recovery remain uncertain as well as the possibility of a return to a recession in the U.S. and other countries around the globe. Customers or suppliers may experience serious cash flow problems and as a result, may modify, delay or cancel plans to purchase the Company’s products and suppliers may significantly and quickly increase their prices or reduce their output. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company. Any inability of current and/or potential customers to purchase the Company’s products and/or to pay the Company for its products may adversely affect the Company’s earnings and cash flow. Sales and earnings could also be affected by the Company’s ability to manage the risks and uncertainties associated with the application of local legal requirements or the enforceability of laws and contractual obligations, trade protection measures, changes in tax laws, regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and natural disasters as well as health epidemics or pandemics.

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

     Additionally, the Company’s ability to most effectively implement its business plans in a rapidly evolving market requires effective planning, reporting and analytical processes and systems. The Company is improving and expects that it will need to continue to improve and further integrate its IT systems, reporting systems and operating procedures on an ongoing basis. If the Company fails to do so effectively it could adversely affect the Company’s ability to achieve its objectives.

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

     In fiscal year 2010, the Company derived 69% of sales from outside the U.S. Although sales and expenditures outside the U.S. are typically made in the local currencies of those countries providing a natural hedge against fluctuations in foreign currency rates, the company retains significant exposure to the value of foreign currencies relative to the U.S. dollar and operating results may be materially affected by changes in foreign currency rates. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. dollar to the Euro, the British Pound, the Japanese Yen, the Australian Dollar, the Canadian Dollar, the Swiss Franc and the Singapore Dollar, as well as adverse changes in the relationship of the Pound to the Euro.

     The Company’s debt portfolio was approximately 37% variable rate at July 31, 2010. Pension obligations, and attendant pension expense, are recognized on a discounted basis using long-term interest rates. Fluctuations in interest rates may also materially affect operating results.

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

     The Company has a number of longstanding cost reduction and gross margin improvement initiatives. Unexpected delays or other factors in these initiatives could impact the Company’s ability to realize the anticipated savings and to improve its financial performance.

Restrictive covenants in the Company’s debt facilities could adversely affect its business.

     Agreements governing the Company’s indebtedness include certain covenants, that among other things, can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. Moreover, certain of these agreements require the Company to maintain specified financial ratios. These and other covenants in the Company’s agreements may restrict the Company’s ability to fully pursue its business strategies. The Company’s ability to comply with such covenants may be affected by events beyond its control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, may have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

The Company may not successfully enforce patents and protect proprietary products and manufacturing techniques.

     Some of the Company’s products, as well as some competitor’s products, are based on patented technology and other intellectual property rights. Some of these patented technologies and other intellectual property require substantial resources to develop. Operating results may be affected by the costs associated with the Company’s defense of its intellectual property against unauthorized use by others, as well as third-party challenges to its intellectual property. The Company could also experience disruptions in its business, including loss of revenues and adverse effects on its prospects, if its patented or other proprietary technologies are successfully challenged.

The Company may not be able to successfully complete or integrate acquisitions.

     In so far as acquisition opportunities are identified, there is no assurance of the Company’s ability to complete any such transactions and successfully integrate the acquired business as planned.

The Company is subject to domestic and international competition in all of its global markets.

     The Company is subject to competition in all of the global markets in which it operates. The Company’s achievement of its objectives is reliant on its ability to successfully respond to many competitive factors including, but not limited to, pricing, technological innovations, product quality, customer service, manufacturing capabilities and hiring and retention of qualified personnel. In addition, unforeseen disruptive technologies could significantly impact operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following are the Company’s principal facilities (i.e., facilities with square footage in excess of 25,000 square feet), which in the opinion of management are suitable and adequate to meet the Company’s requirements:

		Principally Supports
		the Following	Fiscal Year 2010
Location	Principal Activities (1)	Business Groups (2)	Square Footage
OWNED:
Western Hemisphere
Cortland, NY	A	PI	338,000
DeLand, FL	M	PI	279,000
Port Washington, NY	L,S	A	278,000
Fajardo & Luquillo, Puerto Rico	M,W	PLS	261,000
Ann Arbor, MI	L,W,S	PLS	148,000
New Port Richey, FL	A	PI	179,000
Timonium, MD	M,W,S	PI	160,000
Pensacola, FL	A	PLS	146,000
Ft. Myers, FL	A	PI	111,000
Hauppauge, NY	M	PLS	75,000
Covina, CA	M,L	PLS	71,000
Putnam, CT	M	PI	63,000
Europe
Bad Kreuznach, Germany	A	PLS	390,000
Portsmouth, U.K.	A	A	270,000
Crailsheim, Germany	A	PI	215,000
Ascoli, Buccinasco & Verona, Italy	A	A	189,000
Tipperary, Ireland	M	PI	178,000
Redruth, U.K.	M	PI	163,000
Ilfracombe, U.K.	M	PLS	125,000
Newquay, U.K.	M	PLS	110,000
Bazet, France	A	PI	96,000
Frankfurt, Germany	W,S	A	75,000
Saint Germain, France	L,W,S	A	60,000
Asia
Tsukuba, Japan	M,L,W	A	122,000

LEASED:
Western Hemisphere
Cortland, NY	M,W	PI	181,000
Fajardo, Puerto Rico	W	PLS	114,000
Timonium, MD	M,W	PI	71,000
Tijuana, Mexico	W	PLS	63,000
Baltimore, MD	W	PI	41,000
Covina, CA	W	PLS	40,000
Northborough, MA	M,W	A	38,000
San Diego, CA	A	PI	26,000
Exton, PA	W,S	A	26,000
Europe
Madrid, Spain	L,W,S	A	44,000
Cergy, France	A	PLS	43,000
Ascoli, Italy	W	PLS	35,000
Asia
Beijing, China	A	PI	318,000
Melbourne & Somersby, Australia	A	A	102,000
Mumbai, Banglore, Pune & Bhiwandi, India	L,W,S	A	73,000
Tokyo, Osaka & Nagoya, Japan	L,S	A	40,000
Singapore	L,S	A	26,000

(1) Definition of Principal Activities	(2) Definition of Business Groups
M: Manufacturing activities L: Laboratories for research & development and validation activities W: Warehousing activities S: Sales, marketing and administrative activities A: All of the above	PLS: Pall Life Sciences PI: Pall Industrial CS: Corporate and Shared Services A: All of the above

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

Shareholder Derivative Lawsuits:

     On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County, relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K. These actions purported to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs alleged that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006 and the first three quarters of fiscal year 2007. The complaints sought unspecified compensatory damages on behalf of the Company, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints for failure to make a demand upon the Company’s board of directors, which motions were granted on April 30 and May 2, 2008. On September 19, 2008, the same two plaintiffs filed a derivative lawsuit in New York Supreme Court, Nassau County, which was served on the Company on September 26, 2008 (the “September Derivative”). This action purports to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter. In addition, the plaintiffs allege that the board’s refusal of their demand to commence an action against the defendants was not made in good faith. The plaintiffs and the Company agreed to stay this proceeding pending resolution of the Company’s motion to dismiss in the federal securities class action lawsuit related to the tax matter after which resolution the plaintiffs and the Company agreed to confer about a schedule for the defendants’ time to answer or otherwise respond to the complaint. On September 21, 2009, the U.S. District Court for the Eastern District of New York denied the Company’s motion to dismiss the consolidated amended complaint in the federal securities class action lawsuit. On October 9, 2009, the Company moved for certification for interlocutory appeal in the federal securities class action lawsuit, and the Court denied the motion by Memorandum and Order entered November 25, 2009. The September Derivative is still stayed.

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

     The Company’s balance sheet at July 31, 2010 contains environmental liabilities of $12,803,000, which relate to the items discussed below. In the opinion of Company management, the Company is in substantial compliance with applicable environmental laws and regulatory orders and its accruals for environmental remediation are adequate at this time.

     Reference is also made to Note 14, Contingencies and Commitments, to the accompanying consolidated financial statements.

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

     In February 2004, the Court instructed Gelman to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan. Gelman submitted its Feasibility Study as instructed. The State also submitted its plan for remediating this area of contamination to the Court. On December 17, 2004, the Court issued its Order and Opinion Regarding Remediation and Contamination of the Unit E Aquifer (the “Order”) to address an area of groundwater contamination not addressed in the previously approved plan. Gelman is implementing the requirements of the Order.

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

     By letter dated June 15, 2007, the Michigan Department of Environmental Quality, which is now known as the Department of National Resources and Environment (“DNRE”), claimed Gelman was in violation of the Consent Judgment and related work plans due to its failure to operate a groundwater extraction well in the Evergreen Subdivision at the approved minimum purge rate. The DNRE sought to assess stipulated penalties. Gelman filed a Petition for Dispute Resolution with the Court on July 6, 2007 contesting these penalties. Prior to the hearing on Gelman’s petition, the parties met and the DNRE agreed to waive these penalties in exchange for Gelman’s agreement to perform additional investigations in the area. The Court entered a Stipulated Order to this effect on August 7, 2007. Since then, Gelman has installed several monitoring wells requested by the State. Representatives of Gelman and the State met on December 10, 2007 to discuss the data obtained from these wells and to plan further investigative activities. On April 15, 2008, Gelman submitted two reports summarizing the results of the investigation to date. Gelman also submitted a “capture zone analysis” that confirmed that Gelman was achieving the cleanup objective for the Evergreen Subdivision system. On June 23, 2008, the State provided its response to these reports. The response also addressed outstanding issues regarding several other areas of the site. In its response, the State asked the Company to undertake additional investigation in the Evergreen Subdivision area and in other areas of the site to more fully delineate the extent of contamination. The State also asked the Company to capture additional contaminated groundwater in the Wagner Road area, near the Gelman property, unless the Company can show that it is not feasible to do so. Gelman proposed to the DNRE several modifications to the Consent Judgment on August 1, 2008 and met with the DNRE to discuss these modifications (and other outstanding issues) on September 15, 2008. The parties agreed that Gelman would prepare and submit to the DNRE an outline for modifications to the existing Consent Judgment (and Administrative Orders) by October 15, 2008 and that the parties would meet thereafter to discuss. On April 29, 2009, the Court issued an order that sets forth a schedule for the various steps that must be taken to implement agreed upon modifications to the cleanup program. Pursuant to that schedule, the Company submitted its Comprehensive Proposal to Modify Cleanup Program (the “Proposal”) to the State on May 4, 2009. On June 15, 2009, the State refused to approve the Company’s Proposal. Pursuant to the Court-imposed schedule, the Company filed pleadings identifying areas of dispute and motions seeking approval of its Proposal on August 18, 2009. The DNRE did not file any pleadings regarding the Company’s Proposal, but did file a motion to enforce the existing Consent Judgment that asks the Court to order the Company to undertake additional response activities with regard to certain portions of the site. The DNRE’s motion does not seek monetary damages. The Court has not indicated the exact process by which it will resolve these disputes. The State and the Company have met several times during fiscal year 2010 in order to resolve the outstanding disputes and a status conference meeting with the Court is scheduled for October 18, 2010.

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

     Pursuant to FDEP requirements, the Company installed additional on-site and off-site monitoring wells during 2006, 2007, 2008 and 2009. Additional monitoring wells were installed in fiscal year 2010 and monitoring results were provided to the FDEP. Once the delineation has been declared complete by FDEP, the Company will complete and submit a Site Assessment Report Addendum, summarizing the soil and groundwater contamination, delineation and remediation.

     Active remediation through the fourth quarter of fiscal year 2010 was performed in accordance with work defined in the ISRP and addenda approved by FDEP. Additional remediation is scheduled to satisfy site closure requirements, which include (1) no free product contaminants, (2) shrinking or stable plumes, and (3) prevention of future exposure of the public or environment through recordation of restrictive covenants prohibiting groundwater use. The first two requirements will be demonstrated through groundwater monitoring. The Company has secured restrictive covenants (the third requirement) for the three properties immediate, down gradient and continues negotiation of additional restrictive covenants with the owners of two additional down gradient properties. A local law firm is assisting Company management during negotiations with the owners of adjacent properties regarding the restrictive covenants.

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

     The Company met with NYSDEC representatives on April 12, 2007 to discuss a possible settlement of liability for OU-1 and for the contamination in the deep groundwater zone, termed OU-2. NYSDEC would not agree to settle OU-2 because a remedial investigation has not been completed. After numerous settlement discussions, the Company and NYSDEC executed on September 23, 2009 a Consent Decree settling liability for OU-1. On October 23, 2009, the Consent Decree was entered by the clerk of the Federal District Court for the Eastern District of New York and became effective. Pursuant to the Consent Decree, the Company paid on November 19, 2009 $2 million (which was previously accrued) in exchange for a broad release of OU-1 claims and liability. Claims and losses arising out of or in connection with OU-2 or any damages to the State’s natural resources are excluded from the settlement. The ROD for OU-2 has been deferred by NYSDEC until additional data is available to delineate contamination and select an appropriate remedy. NYSDEC requested that the Company and Photocircuits enter into a joint Order on Consent for the remedial investigation. Photocircuits was not willing to enter into an Order and the Company was informed by NYSDEC that it would undertake the OU-2 investigation at the Photocircuits property. Photocircuits filed for Chapter 11 bankruptcy in October 2005 and, in or about March 2006, the assets of Photocircuits’ Glen Cove facility were sold to American Pacific Financial Corporation (“AMPAC”). AMPAC operated the facility under the Photocircuits name, but closed it on or about April 15, 2007. A Final Decree and Order closing Photocircuits’ Chapter 11 bankruptcy case was entered by the U.S. Bankruptcy Court on September 16, 2009 and no distributions were made to general unsecured creditors, which included the Company.

     In July 2007, NYSDEC commenced the OU-2 investigation at both the Photocircuits and Pall sites. The Company has retained an engineering consultant to oversee NYSDEC’s OU-2 work. NYSDEC's OU-2 investigation continues to be ongoing.

     Effective August 14, 2010, the Company and the State entered into a Tolling Agreement pursuant to which the time between August 14, 2010 and January 31, 2012, or such date on which the State files suit, will not be included when computing the statute of limitations applicable to the commencement of any action by the State in connection with claims and losses arising out of OU-2 or natural resource damages associated with OU-1 or OU-2.

Hauppauge, New York:

     On December 3, 2004, a third-party action was commenced against the Company in the U.S. District Court for the Eastern District of New York in connection with groundwater contamination. In the primary action, plaintiff Anwar Chitayat (“Chitayat” or the “plaintiff”) sought recovery against defendants Vanderbilt Associates and Walter Gross for environmental costs allegedly incurred, and to be incurred, in connection with the disposal of hazardous substances from a property located in Hauppauge, New York (the “Site”). The Site is a property located in the same industrial park as a Company facility. Vanderbilt Associates is the prior owner of the site and Walter Gross was a partner in Vanderbilt Associates. Following Mr. Gross’ death in 2005, Barbara Gross was substituted as a third-party plaintiff. Ms. Gross claimed that the Company is responsible for releasing hazardous substances into the soil and groundwater at its property, which then migrated to the Site, and sought indemnification and contribution under Section 113 of CERCLA from third-party defendants, including the Company, in the event she was liable to Chitayat.

     Chitayat alleged that prior to 1985, Vanderbilt Associates leased the Site to Sands Textiles Finishers, Inc. for textile manufacturing and dry cleaning. Chitayat alleged that hazardous substances were disposed at the Site during the time period that Mr. Gross and Vanderbilt Associates owned and/or operated the Site, which migrated from the Site to surrounding areas. Chitayat alleged that in August 1998, he entered into a Consent Order with the NYSDEC which resulted in NYSDEC investigating the Site and developing a remediation plan, and required Chitayat to reimburse the State via a periodic payment plan and that the total response costs will exceed $3,000,000.

     In 2005, the plaintiff moved to amend his complaint to add a claim for contribution under Section 113 of CERCLA against the Company, and the Company opposed the proposed amendment. In March 2006, the Court terminated the plaintiff’s motion to amend, and plaintiff has not renewed his motion. As a result, the only claim asserted against the Company is by Barbara Gross.

     The NYSDEC designated two operable units (“OU”) associated with the Site. OU-1 relates to the “on-site” contamination at 90, 100 and 110 Oser Avenue, and represents the geographic area which Chitayat alleges will result in response costs in excess of $3,000,000. OU-2 relates to off-site groundwater contamination migrating away from the Site. In January 2006, the NYSDEC issued a ROD selecting a remedial program for OU-2 which is projected to cost approximately $4,500,000 to implement.

     Fact discovery in the case was completed in January 2006. Expert discovery was concluded in May 2006. Third-party defendants, including the Company, filed motions for summary judgment on October 6, 2006. Plaintiff filed opposition papers with the Court on November 6, 2006, and the moving third-party defendants, including the Company, filed reply papers on November 20, 2006.

     On March 22, 2010, the Court granted summary judgment in favor of all third-party defendants, including the Company, and dismissed the plaintiff’s complaint. Due to the plaintiff’s failure to file an appeal or extension within the applicable statute of limitations, the case is now closed.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The Company’s common stock is listed on the New York Stock Exchange under the symbol PLL. The table below sets forth quarterly data relating to the Company’s common stock prices and cash dividends declared per share for the past two fiscal years.

						Cash Dividends
		2010		2009		Declared Per Share
Price per share		High	Low	High	Low	2010	2009
Quarter:	First	$34.54	$28.69	$42.72	$21.79	$0.145	$0.130
	Second	37.85	31.06	29.59	21.61	0.160	0.145
	Third	41.82	33.21	28.68	18.20	0.160	0.145
	Fourth	39.99	31.84	30.63	24.00	0.160	0.145

     As of September 21, 2010 there were approximately 3,159 holders of record of the Company’s common stock. Dividends are paid when, as and if declared by the board of directors of the Company.

     PERFORMANCE GRAPH

     The following graph compares the annual change in the cumulative total return on the Company’s common stock during the Company’s last five fiscal years with the annual change in the cumulative total return of the Standard & Poor’s Composite-500 Index and the Standard & Poor’s Industrial Machinery Index (which includes the Company). The graph assumes an investment of $100 on July 29, 2005 (the last trading day of the Company’s fiscal year 2005) and the reinvestment of all dividends paid during the last five fiscal years.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Pall Corporation, the S&P 500 Index
and the S&P Industrial Machinery Index

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	29-Jul-05	31-Jul-06	31-Jul-07	31-Jul-08	31-Jul-09	30-Jul-10
Pall Corporation	$100	$86	$138	$136	$103	$134
S&P 500	$100	$105	$122	$109	$87	$99
S&P Industrial Machinery	$100	$105	$135	$124	$95	$125

     The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of the Company’s common stock during the quarter ended July 31, 2010.

	(In thousands, except per share data)
			Total Number of	Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number		Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
May 1, 2010 to May 31, 2010	360	$38.36	360	$402,940
June 1, 2010 to June 30, 2010	1,353	$35.80	1,353	354,498
July 1, 2010 to July 31, 2010	46	$33.79	46	352,944

Total	1,759	$36.27	1,759

(1)	On November 15, 2006, the board authorized an expenditure of $250,000 to repurchase shares. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. During the fourth quarter of fiscal year 2010, the Company purchased 1,759 shares in open-market transactions at an aggregate cost of $63,797, with an average price per share of $36.27. Total repurchases in fiscal year 2010 were 2,720 shares at an aggregate cost of $99,999, with an average price per share of $36.76. The aggregate cost of repurchases in fiscal years 2009 and 2008 was $96,439 (3,347 shares at an average price per share of $28.81) and $148,850 (4,056 shares at an average price per share of $36.70), respectively. As of July 31, 2010, $352,944 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data for the last five fiscal years. This selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7. –Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and related notes included elsewhere in this Form 10-K.

(In millions, except per share data)	2010	2009	2008		2007(a)	2006(a)
RESULTS FOR THE YEAR:

Net sales	$2,401.9	$2,329.2	$2,571.6		$2,249.9	$2,016.8
Cost of sales	1,195.8	1,228.5	1,360.8		1,190.5	1,072.8
Gross profit	1,206.1	1,100.7	1,210.8		1,059.4	944.0
Selling, general and administrative expenses	739.9	699.9	749.5		675.0	641.0
Research and development	75.0	71.2	71.6		62.4	57.3
Restructuring and other charges, net	17.7	30.7	31.5		22.4	12.3
Interest expense, net (b)	14.3	28.1	32.6		39.1	30.2
Loss on extinguishment of debt (b)	31.5	–	–		–	–
Earnings before income taxes	327.7	270.8	325.6		260.5	203.2
Provision for income taxes	86.5	75.2	108.3		133.0	151.1
Net earnings	$241.2	$195.6	$217.3		$127.5	$52.1
Earnings per share:
Basic	$2.05	$1.65	$1.77		$1.04	$0.42
Diluted	$2.03	$1.64	$1.76		$1.02	$0.41
Dividends declared per share	$0.625	$0.565	$0.62		$0.35	$0.43

Capital expenditures	$136.3	$133.0	$123.9		$97.8	$96.0
Depreciation and amortization of long-lived assets	$93.6	$89.4	$93.2		$94.0	$95.7

YEAR-END POSITION:
Working capital	$1,065.6	$853.1	$1,085.7	(c)	$774.2	$653.3
Property, plant and equipment	706.4	681.7	663.0		607.9	621.0
Total assets	2,999.2	2,840.8	2,956.7		2,708.8	2,461.3
Long-term debt, net of current portion	741.4	577.7	747.1		591.6	640.0
Total liabilities	1,816.9	1,726.2	1,817.5		1,648.2	1,524.2
Stockholders’ equity	1,182.3	1,114.6	1,139.2		1,060.6	937.1

a)	As discussed in the special note preceding Part I of the 2007 Form 10-K, on August 1, 2007, the audit committee of the Company’s board of directors, on the recommendation of management, concluded that the Company’s previously issued financial statements for each of the eight fiscal years in the period ended July 31, 2006 (including the interim periods within those years), and for each of the fiscal quarters ended October 31, 2006, January 31, 2007 and April 30, 2007, should no longer be relied upon. Accordingly, the Company restated its previously issued financial statements for those periods in the 2007 Form 10-K.

b)	Refer to Note 8, Notes Payable and Long-term Debt, to the accompanying consolidated financial statements.

c)	Non-cash working capital at July 31, 2008 has been impacted by the adoption of accounting guidance issued by the Financial Accounting Standards Board (“FASB”), regarding accounting for uncertainty in income taxes. Consistent with the provisions of this guidance, the Company has reclassified certain tax related assets and liabilities from current to non-current. Such reclassifications had the effect of increasing non-cash working capital at July 31, 2008 by approximately $137.0.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Risk Factors

     The following discussion should be read together with the accompanying consolidated financial statements and notes thereto and other financial information in this Form 10-K. The discussion under the subheading “Review of Operating Segments” below is in local currency (i.e., had exchange rates not changed year over year) unless otherwise indicated. Company management considers local currency change to be an important measure because by excluding the impact of volatility of exchange rates, underlying volume change is clearer. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis. The Company utilizes certain estimates and assumptions that affect the reported financial information as well as to quantify the impact of various significant factors that contribute to the changes in the Company’s periodic results included in the discussion below.

     The matters discussed in this Annual Report on Form 10-K contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future. All statements regarding future performance, earnings projections, earnings guidance, management’s expectations about its future cash needs and effective tax rate, and other future events or developments are forward-looking statements. Forward-looking statements contained in this and other written and oral reports are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors. They are subject to risks and uncertainties and are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by the Company’s forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I–Item 1A.–Risk Factors in this Form 10-K. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them, whether as a result of new information, future developments or otherwise.

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

Purchase Accounting and Goodwill

     Determining the fair value of assets acquired and liabilities assumed in a business combination is judgmental in nature and often involves the use of significant estimates and assumptions. There are various methods used to estimate the value of tangible and intangible assets acquired, such as discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rates reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. There are also judgments made to determine the expected useful lives assigned to each class of assets acquired and liabilities assumed.

     The Company performs detailed impairment testing for goodwill at least annually during the Company’s fiscal third quarter, or more frequently if certain events or circumstances indicate impairment might have occurred. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. The Company’s two reportable operating segments, Life Sciences and Industrial, are also deemed to be its reporting units for purposes of testing goodwill for impairment. In the first step, the overall fair value for the reporting unit is compared to its book value including goodwill. In the event that the overall fair value of the reporting unit was determined to be less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the overall fair value of the reporting unit and the fair value of the net identifiable assets. If the implied fair value of the goodwill is less than its book value, the difference is recognized as an impairment loss.

     The Company completed its annual goodwill impairment tests as of March 1, 2010 and March 1, 2009. The estimated fair values of both the Life Sciences and Industrial reporting units substantially exceeded the carrying values of these reporting units, and as such, step two was not performed.

     The Company reorganized its operating segments, such that the Food & Beverage market, previously managed by and reported in the Industrial segment, is now managed by and reported in the Life Sciences segment. The reorganization was effective May 1, 2010. As a result of this reorganization the Company re-performed the goodwill impairment test as of May 1, 2010 on both a pre- and post-reorganization basis. The estimated fair values of both the Life Sciences and Industrial reporting units substantially exceeded the carrying values of these reporting units, and as such, step two was not performed.

     When testing for impairment, the Company uses significant estimates and assumptions to estimate the fair values of its reporting units. Fair value of the Company’s reporting units is determined using market multiples (derived from trailing-twelve-month revenue, earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”)), of publicly traded companies with similar operating and investment characteristics as the Company’s reporting units. These various market multiples are applied to the operating performance of the reporting unit being tested to determine a range of fair values for the reporting unit. The fair value of the reporting units is then determined using the average of the fair values derived from the minimum and median market multiples. The minimum and median market multiples used in the fiscal year 2010 impairment testing ranged from 0.9 to 3.3 times revenue, 12.6 to 19.7 times EBIT and 9.1 to 11.8 times EBITDA. The minimum and median market multiples used in the fiscal year 2009 impairment testing ranged from 0.2 to 2.4 times revenue, 5.4 to 14.5 times EBIT and 2.1 to 10.7 times EBITDA. To further substantiate the reasonableness of the fair value of its reporting units, the Company compares enterprise value (outstanding shares multiplied by the closing market price per share, plus debt, less cash and cash equivalents) to the aggregate fair value of its reporting units.

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

Defined Benefit Retirement Plans

     The Company sponsors defined benefit retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liabilities related to those plans for which the benefit is actuarially determined. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company’s actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to calculate the liabilities and expense. The actuarial assumptions used by the Company are long-term assumptions and may differ materially from actual experience in the short-term due to changing market and economic conditions and changing participant demographics. These differences may have a significant effect on the amount of pension expense and pension assets/ (liabilities) recorded by the Company.

     Pension expense associated with the Company’s defined benefit plans was $28,541 in fiscal year 2010, which was based on a weighted average discount rate of 5.79% (calculated using the projected benefit obligation) and a weighted average expected long-term rate of return on plan assets of 6.26% (calculated using the fair value of plan assets).

     The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. If the expected long-term rate of return on plan assets was reduced by 50 basis points, pension expense in fiscal year 2010 would have increased approximately $1,700.

     The objective of the discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. The Company’s methodology for selecting the discount rate for the U.S. plans as of July 31, 2010 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The discount rate assumption for non-U.S. plans reflects the market rate for high-quality, fixed-income debt instruments. Both discount rate assumptions are based on the expected duration of benefit payments for each of the Company’s pension plans as of the annual measurement date and is subject to change each year. If the weighted average discount rate was reduced by 50 basis points, pension expense in fiscal year 2010 would have increased by approximately $3,200.

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

     Environmental accruals are recorded based upon historical costs incurred and estimates for future costs of remediation and on going legal expenses which have a high degree of uncertainty.

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

Segment and Market Reorganization

     Effective in the fourth quarter of fiscal year 2010, the Company reorganized its operating segments and markets in order to better align its technologies, market channel and management to customer needs. The changes are as follows:
  The Food & Beverage market is now integrated within the Life Sciences segment. It was previously managed by the Industrial segment and reported within the Energy, Water and Process Technologies market (“EWPT”).

  The Aerospace & Transportation market has been renamed Aeropower. Aeropower now includes Industrial Manufacturing, previously reported as part of EWPT, which was combined with Transportation to form the Machinery & Equipment submarket.

  The Power Generation, Fuels & Chemicals and Municipal Water submarkets remaining within EWPT are now being reported as Energy & Water.
     Segment and market information for prior periods has been restated to reflect these changes. All discussions and amounts reported in this report are based on the reorganized segment and market structure.

Results of Operations 2010 Compared with 2009

Review of Consolidated Results

     Sales in fiscal year 2010 increased 3.1% to $2.4 billion from $2.3 billion in fiscal year 2009. Exchange rates used to translate foreign subsidiary results into U.S. Dollars increased reported sales by $58,289, primarily due to the weakening of the U.S. Dollar against the Japanese Yen (“JPY”), Australian Dollar, Euro, Korean Won, and Canadian Dollar. In local currency, sales increased 0.6%. Increased pricing contributed $12,449 to overall sales in the year, attributable to an improvement in the Life Sciences segment partly offset by a decline in Industrial.

     Life Sciences segment sales increased 4.1% (in local currency) in fiscal year 2010, reflecting double-digit growth in the BioPharmaceuticals market partly offset by a decline in the Food & Beverage market. Sales in the Medical market were up slightly year over year. Industrial segment sales decreased 2.8% (in local currency), reflecting declines in the Energy & Water and Aeropower markets partly offset by strong growth in the Microelectronics market. Overall systems sales decreased 15.0% (in local currency), reflecting decreases in both Life Sciences and Industrial. Systems sales represented 11.3% of total sales in fiscal year 2010 compared to 13.4% in fiscal year 2009. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

     Gross margin in fiscal year 2010 increased to 50.2% from 47.3% in fiscal year 2009. Key drivers of the improvement in gross margin were:
  favorable absorption of manufacturing overhead, due to increased volume and the estimated benefit of cost savings initiatives, including improved efficiency in manufacturing operations, that outpaced inflation, contributing an estimated 150-170 basis points in margin, a change in mix estimated to have increased gross margin percentage by 100-120 basis points, comprised of:
➢	a favorable impact from growth in sales in high margin markets and submarkets primarily Pharmaceuticals, Microelectronics and Machinery & Equipment, and

➢	a favorable impact from a decrease in systems sales, which typically have lower gross margins than consumables, an increase in pricing as well as the benefit of certain sales channel changes from distribution to direct contributing an estimated 20 basis points in margin.
     The increase in gross margin reflects improvements in both the Life Sciences and Industrial segments. For a detailed discussion of the factors impacting gross margin by segment, refer to the section “Review of Operating Segments” below.

     Selling, general and administrative (“SG&A”) expenses in fiscal year 2010 increased by $40,104, or 5.7% (an increase of $24,627, or 3.5%, in local currency). SG&A (in local currency) in Life Sciences and Industrial increased, while Corporate SG&A was down. The overall increase in SG&A (in local currency) reflects the impact of strategic and structural investments and company-wide inflationary increases in payroll and employee benefit costs partly offset by cost savings resulting from headcount reductions in the Industrial segment and reductions in discretionary spending company-wide. The strategic and structural investments made include:
  costs incurred for changes in sales channels from distribution to direct that primarily impacted the Life Sciences segment,

  costs related to the establishment of the Life Sciences European headquarters in Switzerland,

  costs related to the purchase of a biotechnology company,

  geographic expansion in Latin America, Middle East and Asia, primarily impacting Industrial, and investments in information technology, impacting both Life Sciences and Industrial.
     It is estimated that these strategic and structural investments accounted for approximately 90% of the local currency increase in SG&A. As a percentage of sales, SG&A expenses were 30.8% compared to 30.0% in fiscal year 2009. For a detailed discussion of SG&A by segment, refer to the section “Review of Operating Segments” below.

     Research and development (“R&D”) expenses were $74,944 in fiscal year 2010 compared to $71,213 in fiscal year 2009, an increase of $3,731, or 5.2% ($3,641, or 5.1% in local currency). The increase in R&D reflects increased spending in the Life Sciences segment, while Industrial was flat. As a percentage of sales, R&D expenses were 3.1%, on par with fiscal year 2009. For a detailed discussion of R&D by segment, refer to the section “Review of Operating Segments” below.

     In fiscal year 2010, the Company recorded restructuring and other charges (“ROTC”) of $17,664. ROTC in the year was primarily comprised of severance and other costs related to the Company’s on-going cost reduction initiatives and an increase to previously established environmental reserves.

     In fiscal year 2009, the Company recorded ROTC of $30,723. ROTC in the year was primarily comprised of severance and other costs related to the Company’s ongoing cost reduction initiatives, a charge to write-off in-process R&D acquired in the acquisition of GeneSystems, SA, a charge primarily for the other-than-temporary diminution in value of certain equity investment securities held by the Company’s benefits protection trust, a charge for the impairment of capitalized software, increases to previously established environmental reserves, net of receipt of an insurance claim payment, and legal and other professional fees in connection with the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 14, Commitments and Contingencies, to the accompanying consolidated financial statements), net of receipt of insurance claim payments. Such charges were partly offset by the reversal of excess restructuring reserves that were previously recorded in the Company’s consolidated statements of earnings in fiscal years 2008 and 2007.

     The details of ROTC for the years ended July 31, 2010 and July 31, 2009 as well as the activity related to restructuring liabilities that were recorded in those years can be found in Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.

     In fiscal year 2010, the Company refinanced most of its long-term debt, which included the redemption of its $280,000 6.00% Senior Notes due August 1, 2012 (the “Prior Notes”). In connection with the redemption of these notes as well as the termination of the Company’s $500,000 revolving credit facility due in fiscal year 2011 (the “Prior Facility”), the Company recorded a loss on extinguishment of debt totaling $31,513, primarily comprised of a redemption premium and the write-off of other deferred financing costs. Refer to the section “Liquidity and Capital Resources” below for further discussion of the refinancing of the Company’s long-term debt.

     EBIT were $342,045 in fiscal year 2010 compared to $298,922 in fiscal year 2009. The impact of foreign currency translation increased EBIT by $17,189 in fiscal year 2010. As a percentage of sales, EBIT were 14.2% compared to 12.8% in fiscal year 2009.

     Net interest expense in fiscal year 2010 was $14,324 compared to $28,136 in fiscal year 2009. Net interest expense reflects the reversal of $11,780 of accrued interest primarily related to the resolution of a foreign tax audit and expiring statutes of limitation for assessment. Excluding these items, net interest expense decreased $2,032 compared to fiscal year 2009, reflecting the repayment of higher interest bearing foreign debt in fiscal year 2009. A decline in interest income, related to lower interest rates, partly offset the above.

     In fiscal year 2010, the Company’s effective tax rate was 26.4% as compared to 27.8% in fiscal year 2009. The decrease in the effective tax rate was primarily driven by the favorable resolution of foreign tax audits, partially offset by tax costs associated with the establishment of the Company’s European headquarters and a higher effective tax rate related to the mix of foreign earnings. For the year ended July 31, 2010, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the resolution of foreign tax audits resulting in the recognition of $16,200 of income tax benefit. For the year ended July 31, 2009, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits related to foreign operations, the repatriation of foreign earnings, the restructuring of certain foreign operations, the retroactive extension of the federal research credit provided for in the Emergency Economic Stabilization Act of 2008 and the favorable resolution of a tax audit.

     Net earnings in fiscal year 2010 were $241,248, or $2.03 per share, compared with net earnings of $195,619, or $1.64 per share in fiscal year 2009. In summary, the increase in net earnings and earnings per share reflect the increase in EBIT, the decline in net interest expense and a decrease in the effective tax rate. Company management estimates that foreign currency translation increased net earnings per share by 10 cents in fiscal year 2010.

Review of Operating Segments

     The following table presents sales and operating profit by segment, reconciled to earnings before income taxes, for the fiscal years ended July 31, 2010 and July 31, 2009.

		%		%	%
	2010	Margin	2009	Margin	Change
SALES:
Life Sciences	$1,237,835		$1,166,275		6.1
Industrial	1,164,097		1,162,883		0.1
Total	$2,401,932		$2,329,158		3.1
OPERATING PROFIT:
Life Sciences	$280,089	22.6	$234,055	20.1	19.7
Industrial	164,544	14.1	152,068	13.1	8.2
Total operating profit	444,633	18.5	386,123	16.6	15.2
General corporate expenses	53,411		56,478		(5.4)
Earnings before ROTC, interest expense, net, loss
on extinguishment of debt and income taxes	391,222	16.3	329,645	14.2	18.7
ROTC, net	17,664		30,723
Interest expense, net	14,324		28,136
Loss on extinguishment of debt	31,513		–
Earnings before income taxes	$327,721		$270,786

     Life Sciences:

     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the fiscal years ended July 31, 2010 and July 31, 2009:

		% of		% of
	2010	Sales	2009	Sales
Sales	$1,237,835		$1,166,275
Cost of sales	569,097	46.0	578,439	49.6
Gross margin	668,738	54.0	587,836	50.4
SG&A	340,628	27.5	309,441	26.5
R&D	48,021	3.9	44,340	3.8
Operating profit	$280,089	22.6	$234,055	20.1

     The tables below present sales by market and geography within the Life Sciences segment for the fiscal years ended July 31, 2010 and July 31, 2009, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	2010	2009	Change	Impact	Currency
By Market
BioPharmaceuticals	$620,279	$550,620	12.7	$13,304	10.2
Medical	399,507	389,841	2.5	6,449	0.8
Food & Beverage	218,049	225,814	(3.4)	4,357	(5.4)
Total Life Sciences	$1,237,835	$1,166,275	6.1	$24,110	4.1

By Geography
Western Hemisphere	$430,285	$399,614	7.7	$1,602	7.3
Europe	595,719	578,319	3.0	6,881	1.8
Asia	211,831	188,342	12.5	15,627	4.2
Total Life Sciences	$1,237,835	$1,166,275	6.1	$24,110	4.1

     Life Sciences segment sales increased 4.1% in fiscal year 2010 compared to fiscal year 2009. The increase in sales reflects growth in consumables sales of 6.6%, partly offset by a decline in systems sales of 21.3%. Increased pricing (driven by the BioPharmaceuticals and Food & Beverage markets) contributed $13,009, or 1.1%, to overall sales growth in the year and, as such, the volume increase was 3.0%. Life Sciences sales represented approximately 52% of total sales in fiscal year 2010 compared to 50% in fiscal year 2009.

     Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory) increased 10.2%.

     Sales in the Pharmaceuticals submarket, which represented approximately 43% of total Life Sciences sales, increased 8.7% in fiscal year 2010 compared to fiscal year 2009. The growth reflects an increase in consumables sales of 12.0% (all geographies contributing), partly offset by a decline in systems sales of 17.9%. Consumables sales growth was driven by increased demand in the vaccine marketplace and the use of the Company’s single-use processing technologies. The Western Hemisphere also benefited from a change in route to market (from distributor to direct). In addition to growth in India and Korea, Asia also benefited from strong growth in China as drug producers are increasingly adopting Federal Drug Administration manufacturing standards to facilitate exporting their products to the U.S. and Europe. The decline in systems sales reflects a slowdown in capital investments by customers in the first half of fiscal year 2010. Growth in the Laboratory submarket (in all geographies), which represented less than 10% of Life Sciences sales, contributed to growth in the BioPharmaceuticals market as well.

     Sales in the Medical market, which is comprised of blood filtration product sales and other infection and patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, increased 0.8% in fiscal year 2010 compared to fiscal year 2009. Sales of blood filtration products, which represented approximately 18% of total Life Sciences sales, increased 1.6% in fiscal year 2010 compared to fiscal year 2009. The growth in blood filtration sales was driven by the U.S., reflecting new product conversions at certain customers and increased sales to independent blood centers related to increased market share, and Asia, related to adoption of universal leukoreduction in certain countries and new tender wins. These increases were partly offset by reduced blood collections in the U.K. as well as decreased sales in Russia reflecting economic conditions in the region. Sales to Hospitals, which represented less than 10% of total Life Sciences sales, increased 6.8% driven by an increase in point of use water filter sales. All geographies reported growth in Hospital sales compared to fiscal year 2009.

     Sales in the Food & Beverage market decreased 5.4% reflecting a slowdown in capital investment in the beer, wine and bottled water sectors. Systems sales were down 24.6%. Consumables sales were up slightly as growth in the Western Hemisphere and Asia were offset by a decline in Europe, the largest region. An improving trend has emerged over the last few quarters, with high single-digit sales growth achieved in the fourth quarter as well as growth in orders over the last three quarters, particularly in systems.

     Life Sciences gross margin in fiscal year 2010 increased 360 basis points to 54.0% from 50.4% in fiscal year 2009. Key drivers of the improvement in gross margin were:
  favorable absorption of manufacturing overhead, due to increased volume and the estimated benefit of cost savings initiatives, including improved efficiency in manufacturing operations, that outpaced inflation, contributing an estimated 160-180 basis points in margin, a change in mix estimated to have increased gross margin percentage by 140-160 basis points, comprised of:
➢	a favorable impact from a higher proportion of consumables sales to Pharmaceuticals customers versus Medical and Food & Beverage customers, the former generally carrying higher gross margin, and

➢
a favorable impact from a decrease in systems sales, which typically have lower gross margins than consumables (the mix of systems sales to Pharmaceuticals and Food & Beverage customers decreased to 6.9% of total Life Sciences sales compared to 9.2% in fiscal year 2009). Furthermore, within systems sales, there was a higher proportion of sales of smaller scale standard systems, which generally carry higher margins, an increase in pricing, as well as the benefit of certain sales channel changes from distribution to direct contributing an estimated 40 basis points in margin.
     SG&A expenses in fiscal year 2010 increased by $31,187, or 10.1% (an increase of $25,000, or 8.1% in local currency), compared to fiscal year 2009. The increase in SG&A in local currency principally reflects the impact of strategic and structural investments and inflationary increases in payroll and employee benefit costs. SG&A as a percentage of sales increased to 27.5% from 26.5% in fiscal year 2009, reflecting the increase in spending.

     R&D expenses were $48,021 compared to $44,340 in fiscal year 2009, an increase of $3,681, or 8.3% ($3,688, or 8.3% in local currency). As a percentage of sales, R&D expenses were 3.9% compared to 3.8% in fiscal year 2009.

     Operating profit dollars in fiscal year 2010 were $280,089, an increase of $46,034, or 19.7% ($36,627, or 15.6% in local currency) compared to fiscal year 2009. Operating margin improved to 22.6% from 20.1% in fiscal year 2009.

     Industrial:

     Presented below are summary Statements of Operating Profit for the Industrial segment for the fiscal years ended July 31, 2010 and July 31, 2009:

		% of		% of
	2010	Sales	2009	Sales
Sales	$1,164,097		$1,162,883
Cost of sales	626,733	53.8	650,029	55.9
Gross margin	537,364	46.2	512,854	44.1
SG&A	345,897	29.7	333,913	28.7
R&D	26,923	2.3	26,873	2.3
Operating profit	$164,544	14.1	$152,068	13.1

     The tables below present sales by market and geography within the Industrial segment for the fiscal years ended July 31, 2010 and July 31, 2009, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	2010	2009	Change	Impact	Currency
By Market
Energy & Water	$479,866	$505,468	(5.1)	$14,177	(7.9)
Aeropower	418,203	446,386	(6.3)	8,641	(8.3)
Microelectronics	266,028	211,029	26.1	11,361	20.7
Total Industrial	$1,164,097	$1,162,883	0.1	$34,179	(2.8)

By Geography
Western Hemisphere	$359,076	$370,088	(3.0)	$2,527	(3.7)
Europe	350,233	381,988	(8.3)	3,396	(9.2)
Asia	454,788	410,807	10.7	28,256	3.8
Total Industrial	$1,164,097	$1,162,883	0.1	$34,179	(2.8)

     Industrial segment sales decreased 2.8% in fiscal year 2010, reflecting declines of 7.9% in the Energy & Water market and 8.3% in the Aeropower market, partly offset by growth of 20.7% in the Microelectronics market. The overall decline in Industrial sales reflects a decrease in systems sales of 11.7%, while consumables sales were down slightly. Industrial sales represented approximately 48% of total sales in fiscal year 2010 compared to 50% in fiscal year 2009.

     The Energy & Water market sells process related products to producers of fuels & chemicals, municipal water, and power generation. The sales results by the submarkets that comprise the Energy & Water market are discussed below:
  Sales in the Fuels & Chemicals submarkets, which represented approximately 23% of total Industrial sales, were down 8.3% reflecting a decrease in demand in the chemical and refining sectors. Sales in the oil & gas and alternative energy sectors grew, partly mitigating this impact. Consumables sales decreased 8.6% (all geographies were down), while systems sales declined 7.6% (Western Hemisphere and Europe were down).

  Municipal Water submarket sales, which represented slightly less than 10% of total Industrial sales, decreased 13.8%. By geography, sales in the Western Hemisphere (the company’s largest Municipal Water geographic market) were down about 1%, while sales in Europe and Asia were down 25.4% and 33.9%, respectively. The overall sales decline in the year reflects the slowing of orders in fiscal year 2009 (order to shipment in the Municipal Water submarket can be one to two years). Europe was also negatively impacted by a reduction in publicly funded projects related to the fiscal challenges of local governments and overall weak economic conditions in the region. Order activity has been strong in fiscal year 2010 in the Western Hemisphere. As a result, overall backlog increased over 30% at July 31, 2010 compared to July 31, 2009.

  Sales in the Power Generation submarket, which represented less than 10% of total Industrial sales, increased 0.8% in fiscal year 2010 compared to fiscal year 2009 as growth in Asia, fueled by demand in the wind-turbine market, was offset by declines in the Western Hemisphere and Europe related to weakness in the turbo machinery sector in light of reduced demand for power.
     The Aeropower market is comprised of sales of air, water, lubrication, fuel and machinery and hydraulic protection products to OEM manufacturers and end-user customers in Military and Commercial Aerospace as well as in the Machinery & Equipment submarkets, which consist of a grouping of producers of mobile equipment and trucks, pulp and paper, mining, automotive and metals. The sales results by the submarkets that comprise Aeropower are discussed below:
  Sales to the Military Aerospace submarket, which represented slightly less than 10% of total Industrial sales, decreased 24.4% reflecting delay in orders, and projects in fiscal year 2009 that did not repeat this fiscal year.

  Sales to the Commercial Aerospace submarket, which represented less than 10% of total Industrial sales, decreased 10.6% primarily reflecting reductions in the Western Hemisphere related to weakness in the regional and private jet marketplace.

  Sales in the Machinery & Equipment submarkets, which represented approximately 19% of total Industrial sales, increased 3.9%. These submarkets, which had been negatively impacted by the global macroeconomic environment, rebounded in the second half of fiscal year 2010 as customers began to replenish depleted inventories and OEM production rates increased. By geography, sales in both the Western Hemisphere and Asia grew year over year, while sales in Europe were down.
     Microelectronics sales increased 20.7% reflecting strong growth in all geographies. Overall, the sales growth in the year reflects a recovery in the semiconductor market as well as an increase in OEM activity. Sales in the macroelectronics marketplace, such as the inkjet and LED sectors, also contributed to the growth in the year.

     Industrial gross margin in fiscal year 2010 increased 210 basis points to 46.2% from 44.1% in fiscal year 2009. Key drivers of the improvement in gross margin were:
  favorable absorption of manufacturing overhead and the estimated benefit of cost savings initiatives, including improved efficiency in manufacturing operations, that outpaced inflation and increased warranty costs, contributing an estimated 130-150 basis points in margin, a change in mix estimated to have increased gross margin percentage by 60-80 basis points, comprised of:
➢	a favorable impact from the growth in sales in high margin markets, such as Microelectronics, and Machinery & Equipment, and

➢	a decrease in systems sales, which typically have lower gross margins than consumables. The mix of systems sales decreased to 16.0% of total Industrial sales compared to 17.6% in fiscal year 2009.

     SG&A expenses in fiscal year 2010 increased by $11,984, or 3.6% (an increase of $2,726, or 0.8% in local currency), compared to fiscal year 2009. The increase in SG&A in local currency principally reflects the impact of strategic and structural investments, principally investments in information technology and geographic expansion, inflationary increases (principally payroll and employee benefit costs), and increased incentive compensation partly offset by cost savings as discussed above. SG&A expenses as a percentage of sales were 29.7% compared to 28.7% in fiscal year 2009.

     R&D expenses were essentially flat in fiscal year 2010 coming in at $26,923 compared to $26,873 in fiscal year 2009. As a percentage of sales, R&D expenses were 2.3%, on par with fiscal year 2009.

     Operating profit dollars in fiscal year 2010 were $164,544, an increase of $12,476, or 8.2% ($4,557, or 3.0% in local currency) compared to fiscal year 2009. Operating margin increased to 14.1% from 13.1% in fiscal year 2009.

     Corporate:

     Corporate expenses in fiscal year 2010 were $53,411 compared to $56,478 in fiscal year 2009, a decrease of $3,067 or 5.4% ($3,099, or 5.5% in local currency). The decrease in Corporate expenses primarily reflects a decline in consulting fees, a gain on the sale of investment securities held by the Company’s benefit protection trust and a decrease in foreign currency transaction losses partly offset by an increase in incentive compensation.

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

     Life Sciences segment sales increased 1.9% (in local currency), reflecting growth in the BioPharmaceuticals market partly offset by a decline in the Food & Beverage market. Sales in the Medical market were up slightly year over year. Industrial segment sales decreased 8.2% (in local currency) in the year reflecting declines in the Microelectronics and Aeropower markets, partly offset by growth in the Energy & Water market. Overall systems sales increased 6.9% (in local currency) reflecting growth in both Life Sciences and Industrial. Systems sales represented 13.4% of total sales compared to 12.5% in fiscal year 2008. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

     Gross margin was 47.3% in fiscal year 2009 compared to 47.1% in fiscal year 2008. The gross margin reflects an improvement in the Life Sciences segment gross margin partly offset by a decline in the Industrial segment gross margin. An increase in pricing contributed about 70 basis points to the gross margin improvement year over year. For a detailed discussion of gross margin by segment, refer to the section “Review of Operating Segments” below.

     SG&A expenses in fiscal year 2009 decreased by $49,687, or 6.6% ($6,438, or 1% in local currency). As a percentage of sales, SG&A expenses were 30% compared to 29.1% in fiscal year 2008. The increase in SG&A as a percentage of sales primarily reflects the impact of decreased sales period over period, increased selling and marketing personnel-related costs, including those related to the expansion into Latin American and other geographies, increased stock compensation expense, as well as consulting costs, mainly related to the Company’s Pricing Excellence and Enterprise Risk Management initiatives, partly offset by the impact of the Company’s cost reduction initiatives.

     R&D expenses were $71,213 in fiscal year 2009 compared to $71,647 in fiscal year 2008, a decrease of $434, or less than 1% (an increase of $2,512, or 3.5% in local currency). As a percentage of sales, R&D expenses were 3.1% compared to 2.8% in fiscal year 2008. For a detailed discussion of R&D by segment, refer to the section “Review of Operating Segments” below.

     In fiscal year 2009, the Company recorded ROTC of $30,723. ROTC in the year was primarily comprised of severance and other costs related to the Company’s ongoing cost reduction initiatives, a charge to write-off in-process R&D acquired in the acquisition of GeneSystems, SA, a charge primarily for the other-than-temporary diminution in value of certain equity investment securities held by the Company’s benefits protection trust, a charge for the impairment of capitalized software, increases to previously established environmental reserves, net of an insurance settlement and legal and other professional fees in connection with the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, net of an insurance settlement (see Note 14, Commitments and Contingencies to the accompanying consolidated financial statements). Such charges were partly offset by the reversal of excess restructuring reserves that were previously recorded in the Company’s consolidated statements of earnings in fiscal years 2008 and 2007.

     In fiscal year 2008, the Company recorded ROTC of $31,538. ROTC in the year was primarily comprised of legal and other professional fees related to matters that were under inquiry by the audit committee (see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K). Additionally, ROTC includes severance and other exit costs related to the Company’s cost reduction initiatives, as well as an increase to previously established environmental reserves. Such charges were partly offset by the reversal of excess restructuring reserves previously recorded in the Company’s consolidated statements of earnings in fiscal years 2007, 2006 and 2005.

     The details of ROTC for the years ended July 31, 2009 and July 31, 2008 can be found in Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.

     EBIT were $298,922 in fiscal year 2009 compared to $358,131 in fiscal year 2008. The impact of foreign currency translation reduced EBIT by $25,314 in fiscal year 2009. As a percentage of sales, EBIT were 12.8% compared to 13.9% in fiscal year 2008.

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

     In fiscal year 2009, the Company’s effective tax rate was 27.8% as compared to 33.2% in fiscal year 2008. For the year ended July 31, 2009, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits related to foreign operations, the repatriation of foreign earnings, the restructuring of certain foreign operations, the retroactive extension of the federal research credit provided for in the Emergency Economic Stabilization Act of 2008 and the favorable resolution of a tax audit. For the year ended July 31, 2008, the effective tax rate varied from the U.S. federal statutory rate primarily due to the net impact of foreign operations and a tax charge resulting from new tax legislation in Germany.

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

		%		%	%
	2009	Margin	2008	Margin	Change
SALES:
Life Sciences	$1,166,275		$1,227,736		(5.0)
Industrial	1,162,883		1,343,909		(13.5)
Total	$2,329,158		$2,571,645		(9.4)
OPERATING PROFIT:
Life Sciences	$234,055	20.1	$237,292	19.3	(1.4)
Industrial	152,068	13.1	206,337	15.4	(26.3)
Total operating profit	386,123	16.6	443,629	17.3	(13.0)
General corporate expenses	56,478		53,960		4.7
Earnings before ROTC, interest expense, net
and income taxes	329,645	14.2	389,669	15.2	(15.4)
ROTC, net	30,723		31,538
Interest expense, net	28,136		32,576
Earnings before income taxes	$270,786		$325,555

     Life Sciences:

     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the fiscal years ended July 31, 2009 and July 31, 2008:

		% of		% of
	2009	Sales	2008	Sales
Sales	$1,166,275		$1,227,736
Cost of sales	578,439	49.6	610,581	49.7
Gross margin	587,836	50.4	617,155	50.3
SG&A	309,441	26.5	335,456	27.3
R&D	44,340	3.8	44,407	3.6
Operating profit	$234,055	20.1	$237,292	19.3

     The tables below present sales by market and geography within the Life Sciences segment for the fiscal years ended July 31, 2009 and July 31, 2008, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	2009	2008	Change	Impact	Currency
By Market
BioPharmaceuticals	$550,620	$564,815	(2.5)	$(40,858)	4.7
Medical	389,841	410,416	(5.0)	(23,190)	0.6
Food & Beverage	225,814	252,505	(10.6)	(20,428)	(2.5)
Total Life Sciences	$1,166,275	$1,227,736	(5.0)	$(84,476)	1.9

By Geography
Western Hemisphere	$399,614	$413,400	(3.3)	$(3,144)	(2.6)
Europe	578,319	637,153	(9.2)	(74,987)	2.5
Asia	188,342	177,183	6.3	(6,345)	9.9
Total Life Sciences	$1,166,275	$1,227,736	(5.0)	$(84,476)	1.9

     Life Sciences segment sales increased 1.9% in fiscal year 2009 compared to fiscal year 2008. The growth in Life Sciences sales reflects an increase in systems and consumables sales of 9.1% and 1.2%, respectively. Increased pricing (driven by the BioPharmaceuticals and Food & Beverage markets) contributed $16,928, or 1.4% to overall sales growth in the year. Life Sciences sales represented approximately 50% of total sales in fiscal year 2009 compared to 48% in fiscal year 2008.

     Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory) increased 4.7%. The sales growth was primarily driven by the Pharmaceuticals submarket as discussed below. Growth in the Laboratory submarket, which represented less than 10% of Life Sciences sales, contributed to this result as well.

     Sales in the Pharmaceuticals submarket, which represented approximately 41% of total Life Sciences sales, increased 5% reflecting an increase in systems sales of 7.3% (Europe and Asia) accompanied by growth in consumables sales of 4.9% contributed by all geographies. Sales growth in the Pharmaceuticals market was driven by increased demand in the vaccine and plasma derivatives marketplace (including investment by customers in new production facilities) and expanding adoption of single-use technologies for biotechnology and vaccine production.

     Sales in the Medical market, which is comprised of blood filtration product sales and other infection and patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, increased 0.6% in fiscal year 2009 compared to fiscal year 2008. Sales of blood filtration products, which represented approximately 19% of total Life Sciences sales, decreased 2.4% in fiscal year 2009 compared to fiscal year 2008. The decline in Blood Filtration sales primarily relates to decreased volume to several large blood center customers in the Western Hemisphere and Europe (Spain, Germany and Switzerland) partly offset by increased sales to independent blood centers in the U.S., growth in Asia, driven by the adoption of universal leukoreduction in Australia and increased sales in Singapore as well as increased Hospital Transfusion and Cardiovascular sales in Europe. Sales to Hospitals, which represented less than 10% of total Life Sciences sales, increased 5% reflecting growth in all geographies. Increased point of use water filter sales was a key contributor to growth, particularly in the U.S.

     Sales in the Food & Beverage market decreased 2.5% reflecting a decline in consumables of 5.5% (all geographies), partly offset by growth in systems sales of 10.9% (Western Hemisphere and Asia contributing). By geography, sales in Europe (the largest market) were down 8.7% partly mitigated by growth in the Western Hemisphere of 17.2% and in Asia of 4.9%. The decline in sales in Europe reflects decreased sales in Eastern Europe due to economic conditions in the region, a slowdown in the beer and bottled water sector and a general slowing in capital projects. The growth in the Western Hemisphere and Asia were driven by systems sales in the wine and beer sectors. These two regions also have benefited from expanded market share.

     Life Sciences gross margins increased 10 basis points to 50.4% from 50.3% in fiscal year 2008. The improvement in gross margins was principally driven by improved pricing that contributed approximately 75 basis points in margin, a change in market mix (higher percentage of consumable sales to Pharmaceuticals customers versus Medical and Food & Beverage customers) and savings from the Company’s cost reduction and lean manufacturing initiatives partly offset by a shift in product mix to a higher percentage of systems sales (about 9.2% of total Life Sciences sales compared to 8.7% in fiscal year 2008) and inflation of manufacturing costs.

     SG&A expenses decreased by $26,015, or 7.8% (a decrease of $3,125, or 1% in local currency), compared to fiscal year 2008. The decrease in SG&A in local currency was primarily due to the impact of cost reduction initiatives partly offset by an increase in selling expenses. SG&A as a percentage of sales decreased to 26.5% from 27.3% in fiscal year 2008. The improvement in SG&A as a percentage of sales reflects the impact of the Company’s cost reduction initiatives.

     R&D expenses were essentially flat at $44,340 compared to $44,407 in fiscal year 2008. In local currency, R&D expenses increased $2,868, or 6.5%. As a percentage of sales, R&D expenses were 3.8% compared to 3.6% in fiscal year 2008. Increased spending primarily reflects investments in the BioPharmaceuticals market, including spending at GeneSystems, which was acquired on September 2, 2008.

     Operating profit dollars decreased $3,237, or 1.4% to $234,055. In local currency, operating profit increased $14,288, or 6% in the year. Operating margin improved to 20.1% from 19.3% in fiscal year 2008.

     Industrial:

     Presented below are summary Statements of Operating Profit for the Industrial segment for the fiscal years ended July 31, 2009 and July 31, 2008:

		% of		% of
	2009	Sales	2008	Sales
Sales	$1,162,883		$1,343,909
Cost of sales	650,029	55.9	750,229	55.8
Gross margin	512,854	44.1	593,680	44.2
SG&A	333,913	28.7	360,103	26.8
R&D	26,873	2.3	27,240	2.0
Operating profit	$152,068	13.1	$206,337	15.4

     The tables below present sales by market and geography within the Industrial segment for the fiscal years ended July 31, 2009 and July 31, 2008, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	2009	2008	Change	Impact	Currency
By Market
Energy & Water	$505,468	$522,300	(3.2)	$(33,172)	3.1
Aeropower	446,386	513,057	(13.0)	(33,004)	(6.6)
Microelectronics	211,029	308,552	(31.6)	(4,444)	(30.2)
Total Industrial	$1,162,883	$1,343,909	(13.5)	$(70,620)	(8.2)

By Geography
Western Hemisphere	$370,088	$397,259	(6.8)	$(5,651)	(5.4)
Europe	381,988	469,830	(18.7)	(53,109)	(7.4)
Asia	410,807	476,820	(13.8)	(11,860)	(11.4)
Total Industrial	$1,162,883	$1,343,909	(13.5)	$(70,620)	(8.2)

     Industrial segment sales decreased 8.2% in fiscal year 2009, as declines in the Aeropower and Microelectronics markets were partly offset by growth in the Energy & Water market. Increased pricing, largely driven by the Aeropower and Energy & Water markets, contributed $13,977 to overall sales in the year. Industrial systems sales increased 5.7% compared to fiscal year 2008. The increase in systems sales reflects growth in the Energy & Water market, partly offset by declines in the Aeropower and Microelectronics markets. Industrial consumables sales decreased 11% in the year, reflecting declines in all markets. Industrial represented approximately 50% of the Company’s total sales in fiscal year 2009, compared to 52% in fiscal year 2008.

     The Energy & Water market sells process related products to producers of fuels & chemicals, municipal water and power generation. The sales results by the submarkets that comprise the Energy & Water market are discussed below:
  Sales in the Fuels & Chemicals submarkets, which represented approximately 24% of total Industrial sales, decreased 2.8%. The decrease in sales reflects growth in Asia, offset by declines in the Western Hemisphere and Europe related to reduced element demand by chemical producers, particularly related to the automotive, electronics and housing and construction sectors. Asia benefited from increased systems sales due to robust investment activity in the region.

  Municipal Water submarket sales, which represented approximately 11% of total Industrial sales, increased 11.8% in fiscal year 2009 compared to fiscal year 2008. By geography, the sales growth was driven by the Western Hemisphere and Asia. The growth in the Western Hemisphere was primarily attributable to surface water treatment projects driven by federal and local government regulations and scarcity of potable water. The growth in Asia was attributable to systems projects for drinking water driven by emerging regulations. Municipal Water sales were down in Europe primarily related to a slowdown of projects in Eastern Europe, due to economic conditions in the region, as well as in the Middle East, which is a result of decreased funding related to lower oil prices.

  Sales in the Power Generation submarket, which represented less than 10% of total Industrial sales, increased 11.6% driven by an increase in systems sales of 36.7% (contributed by Europe and Asia) and an increase in consumables sales of 7.2% (all geographies contributing). Growth in systems sales was driven by customer investment in new plant capacity, especially nuclear and wind, as well as in water treatment and condensate systems. The growth in consumables sales reflects good aftermarket demand and growth in capital goods, such as housings.
The Aeropower market is comprised of sales of air, water, lubrication, fuel and machinery and hydraulic protection products to OEM manufacturers and end-user customers in Military and Commercial Aerospace, as well as in the Machinery & Equipment submarkets, which consist of a grouping of producers of mobile equipment and trucks, pulp and paper, mining, automotive and metals. The sales results by the submarkets that comprise Aeropower are discussed below:
  Sales to the Military Aerospace submarket, which represented approximately 12% of total Industrial sales, increased 18.1%. The growth in Military sales was primarily driven by CH-47 helicopter product shipments, increased OEM platform builds in the Western Hemisphere and growth in Europe, primarily in Germany and France.

  Sales to the Commercial Aerospace submarket, which represented less than 10% of total Industrial sales, increased 1%. The Commercial market result primarily reflects strong sales in Europe largely offset by a reduction in the Western Hemisphere.

  Sales in the Machinery & Equipment submarkets, which represented approximately 18% of total Industrial sales, decreased 20.5%. All geographies reported decreased sales compared to the prior period. Sales growth was negatively impacted by the global macroeconomic recessionary environment, particularly in the steel, automotive, metals, paper sectors. Weakness in the construction and truck sectors in Europe, also negatively impacted sales year over year.
     Microelectronics sales declined 30.2% reflecting decreases in all geographies. Overall, the sales decrease reflects weakness in the semiconductor and consumer electronics markets related to the global economic environment.

     Industrial gross margins in fiscal year 2009 decreased 10 basis points to 44.1% from 44.2% in fiscal year 2008. The decrease in gross margins reflects underabsorption of manufacturing overhead due to volume reduction, a change in market mix resulting from decreased sales in higher margin markets such as Microelectronics, and a shift in product mix to a higher percentage of systems sales (about 17.6% of total Industrial sales compared to about 15.9% in fiscal year 2008). These negative factors were partly offset by improved pricing, which contributed about 70 basis points in margin as well as the effects of cost reduction and lean manufacturing initiatives which offset inflationary increases in manufacturing costs.

     SG&A expenses decreased by $26,190, or 7.3% ($6,767, or 1.9% in local currency), compared to fiscal year 2008. The decrease in SG&A reflects the impact of cost reduction initiatives, including global workforce reductions made in response to economic conditions. SG&A expenses as a percentage of sales were 28.7% compared to 26.8% in fiscal year 2008 reflecting the decline in sales.

     R&D expenses were $26,873 compared to $27,240 in fiscal year 2008, a decrease of $367, or 1.3% ($354, or 1.3% in local currency). The decrease in R&D expenses was primarily related to control of short-term spending due to the economic downturn. As a percentage of sales, R&D expenses were 2.3% compared to 2.0% in fiscal year 2008.

     As a result of the above factors, operating profit dollars decreased $54,269, or 26.3% to $152,068. In local currency, operating profit decreased $43,730, or 21.2%. Operating margin decreased to 13.1% from 15.4% in fiscal year 2008.

     Corporate:

     Corporate expenses in fiscal year 2009 increased by $2,518 or 4.7% (6% in local currency) to $56,478 from $53,960 in fiscal year 2008. The increase in Corporate expenses primarily reflects increased consulting costs related to the Company’s pricing and enterprise risk management initiatives, foreign currency transaction losses, increased stock compensation and increased payroll related to additions to Corporate staff.

Liquidity and Capital Resources

     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $608,000 at July 31, 2010 as compared with $577,900 at July 31, 2009. Excluding the effect of foreign exchange (discussed below), non-cash working capital increased approximately $37,700 compared to July 31, 2009.

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at July 31, 2010 to those at July 31, 2009, the Japanese Yen has strengthened against the U.S. Dollar, while the Euro and the British Pound have weakened against the U.S. Dollar. The effect of foreign currency translation decreased non-cash working capital by $7,562, including net inventory, net accounts receivable and other current assets by $5,730, $8,609 and $3,376, respectively, as compared to July 31, 2009. Additionally, foreign currency translation decreased accounts payable and other current liabilities by $10,691 and increased current income taxes payable by $538.

     Net cash provided by operating activities in fiscal year 2010 was $377,860 as compared to $327,495 in fiscal year 2009, an increase of $50,365, or about 15.4%. The increase in net cash provided by operating activities primarily reflects a 13-day improvement in the Company’s cash conversion cycle as discussed below and a decrease in interest paid, partly offset by increased income taxes paid and pension contributions, and timing of cash collections associated with fourth quarter sales.

     The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding (“DPO”), decreased to 115 days in the quarter ended July 31, 2010 from 128 days in the quarter ended July 31, 2009. This improvement reflects a decrease in DIO and DSO, as well as an increase in DPO.

     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $241,547 in fiscal year 2010, as compared with $194,446 in fiscal year 2009. The increase in free cash flow reflects the increase in net cash provided by operating activities as discussed above, partly offset by an increase in capital expenditures. The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities to free cash flow.

	2010	2009	2008
Net cash provided by operating activities	$377,860	$327,495	$190,806
Less capital expenditures	136,313	133,049	123,854
Free cash flow	$241,547	$194,446	$66,952

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 19.4% at July 31, 2010 as compared to 21.4% at July 31, 2009. Net debt decreased by approximately $18,600 compared with July 31, 2009, comprised of an increase in cash and cash equivalents of $87,900 partly offset by an increase in gross debt of $63,800. The impact of foreign exchange rates increased net debt by about $5,500, including the revaluation of the JPY 9 billion loan.

     On July 13, 2010, the Company entered into a five-year $500,000 unsecured senior revolving credit facility (the “New Facility”) with a syndicate of banks, which expires on July 13, 2015 and terminated its Prior Facility. Simultaneous with entry into the New Facility, the Company borrowed approximately $295,000, principally to: (1) redeem its Prior Notes and, (2) pay a portion of the redemption premium on the Prior Notes of $28,268 (other funds were used to pay the balance of approximately $13,268).

     Borrowings under the New Facility bear interest at either a variable rate based upon the London InterBank Offered Rate (U.S. dollar, British Pound, Euro, Swiss Franc and Japanese Yen borrowings) or the European Union Banking Federation Rate (Euro borrowings) or at the prime rate of the Facility Agent (U.S. dollar borrowing only). The New Facility contains financial covenants which are substantially similar to those in the Prior Facility. The New Facility requires the Company to maintain a minimum consolidated net interest coverage ratio of 3.5:1, based upon trailing four quarters results, and a maximum consolidated leverage ratio of 3.5:1, based upon trailing four quarters results. In addition, the New Facility includes other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of July 31, 2010, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.

     On June 18, 2010, the Company issued $375,000 of publicly traded notes with an aggregate principal amount of its 5.00% Senior Notes, due 2020 (the “New Notes”). After the closing of the New Notes, the Company received proceeds (net of the discount on the New Notes of $2,006 and underwriting fees of $2,438) of $370,556. The Company used the net proceeds from this offering principally (1) to repay its then outstanding balance on the Prior Facility, and (2) for general corporate purposes. The Prior Notes, originally due August 1, 2012, were fully redeemed in July 2010 after the satisfaction of a 30-day notice period. In connection with the New Notes, the Company incurred deferred financing costs of $3,455, which will be amortized to interest expense over the term of the New Notes.

     On May 26, 2010, the Company refinanced its loan of JPY 9 billion (approximately $104,166 as of July 31, 2010), which was due on June 20, 2010, to May 26, 2015. Under the new financing agreement, interest is fixed at a rate of 2.33%. Previously, the interest payments were at a variable rate based upon Yen LIBOR. The Company designated this borrowing as a non-derivative hedge of a portion of its net JPY investment in a Japanese subsidiary.

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

     The Company conducts transactions in currencies other than their functional currency. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates. The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the year ended July 31, 2010 was $1,427,295. The notional amount of foreign currency forward contracts outstanding as of July 31, 2010 was $207,098. The Company’s foreign currency balance sheet exposures resulted in the recognition of a gain within SG&A of approximately $1,338 in fiscal year 2010 before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A was a loss of approximately $816 in fiscal year 2010.

     The Company utilizes cash flow generated from operations and its revolving credit facility to meet its short-term liquidity needs. Company management considers its existing cash balances, lines of credit, along with the cash typically generated from operations, to be sufficient to meet its short-term liquidity needs.

     Capital expenditures were $136,313 in fiscal year 2010. Depreciation expense was $81,861 and amortization expense was $11,767 in fiscal year 2010.

     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. At July 31, 2009, there was $452,943 remaining under the current stock repurchase programs. The Company repurchased stock of $99,999 in fiscal year 2010 leaving $352,944 remaining at July 31, 2010 under the current stock repurchase programs. Net proceeds from stock plans were $23,929 in fiscal year 2010.

     In fiscal year 2010, the Company paid dividends of $71,284 compared to $64,914 in fiscal year 2009, an increase of approximately 10%. The Company increased its quarterly dividend by 10.3% from 14.5 cents to 16 cents per share, effective with the dividend declared on January 21, 2010.

     The following is a summary of the Company’s contractual payment commitments as of July 31, 2010 (interest on long-term debt includes the amount of interest due to be paid during the respective fiscal year based upon the amount of debt outstanding as of July 31, 2010):

Year Ended
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt	$1,956	$1,568	$1,590	$1,639	$355,887	$382,642	$745,282
Interest on long-term debt	27,760	27,673	27,593	27,514	26,785	92,216	229,541
Operating leases	23,128	17,732	10,911	7,092	3,022	6,283	68,168
Purchase commitments	23,119	6,421	6,285	3,516	396	2,306	42,043
Other commitments	671	413	214	148	175	4,206	5,827
Total commitments	$76,634	$53,807	$46,593	$39,909	$386,265	$487,653	$1,090,861

     The Company had gross liabilities for unrecognized tax benefits of approximately $227,256 and related accrued interest of $42,594 as of July 31, 2010, which were excluded from the table above. See Note 11, Income Taxes, to the accompanying consolidated financial statements for further discussion of these amounts.

Adoption of New Accounting Pronouncements

     In January 2010, the FASB issued updated guidance that amends the disclosure requirements for fair value measurements. This updated guidance: (i) requires that the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements be disclosed separately along with the reasons for the transfer; (ii) clarifies the requirement that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities; and (iii) clarifies the requirement that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. This new guidance was effective with the Company’s third quarter of fiscal year 2010. Effective for the Company’s first quarter of fiscal year 2012, this guidance requires that in the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements be presented separately on a gross basis. See Note 9, Fair Value Measurements, to the accompanying consolidated financial statements for the required disclosures.

     In June 2009, the FASB issued authoritative guidance that established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP. In addition, this guidance also recognizes rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The ASC does not change current GAAP other than the manner in which new accounting guidance is referenced, and the adoption of this authoritative guidance did not have an impact on the Company’s consolidated financial statements.

     In April 2009, the FASB issued authoritative guidance that requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The Company has provided the related disclosure in the first, second and third quarters of fiscal year 2010 Form 10-Q’s as filed with the SEC.

     In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing authoritative guidance. This new guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have a material impact on the Company’s consolidated financial statements.

     In December 2008, the FASB issued authoritative guidance that requires employers to provide disclosures about plan assets of defined benefit pensions or other post-retirement plans. This disclosure only requirement was effective for the Company beginning with the fiscal year 2010 Annual Report on Form 10-K for assets as at July 31, 2010 and prospectively. These disclosures include information about investment policies and strategies, the classes of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. See Note 13, Pension and Profit Sharing Plans and Arrangements, to the accompanying consolidated financial statements for the required disclosures.

     In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have any impact on the Company’s consolidated financial statements.

     In February 2008, the FASB issued authoritative guidance that permitted the delayed application of fair value measurement guidance for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis which, including consideration of the delay, was effective for the Company beginning with its first quarter of fiscal year 2010. The Company’s non-financial assets and liabilities subject to this guidance principally consist of intangible assets acquired through business combinations and long-lived assets. The adoption of this authoritative guidance did not impact the Company’s consolidated financial statements. See Note 9, Fair Value Measurements, to the accompanying consolidated financial statements for further discussion.

     In December 2007, the FASB issued authoritative guidance related to the accounting for business combinations. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The impact of adopting this authoritative guidance generally impacts the accounting for future business combinations; specifically, certain aspects of business combination accounting, such as transaction costs and certain merger-related restructuring reserves. One exception to the prospective application of this guidance relates to accounting for income taxes associated with business combinations that closed prior to the beginning of the Company’s first quarter of fiscal year 2010. Once the purchase accounting measurement period closes for these acquisitions, any further adjustments to income taxes recorded as part of these business combinations will impact income tax expense. Previously, further adjustments were predominantly recorded as adjustments to goodwill. The Company did not have any material acquisitions during fiscal year 2010. The total amount of such unrecognized income tax benefits as of August 1, 2009 that would impact the effective tax rate was $15,288.

     In December 2007, the FASB issued authoritative guidance related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, this guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have any impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

     In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. This guidance is effective for the Company beginning with fiscal year 2011. The Company is in the process of assessing the effect this updated guidance may have on its consolidated financial statements.

     In October 2009, the FASB issued updated guidance amending existing revenue recognition accounting pronouncements that have multiple element arrangements. This guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, some companies may recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This guidance is effective for the Company beginning with fiscal year 2011. The Company is in the process of assessing the effect this updated guidance may have on its consolidated financial statements.

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

Foreign Currency

     The Company’s reporting currency is the U.S. dollar. Because the Company operates through subsidiaries or branches in over thirty countries around the world, its earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. dollar. Company management estimates that foreign exchange translation increased earnings per share by 10 cents in fiscal year 2010.

     Most of the Company’s products are manufactured in the U.S., Puerto Rico, Germany and the United Kingdom, and then sold into many countries. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. dollar to the Euro, the Japanese Yen (the “Yen”), the British Pound (the “Pound”), the Australian Dollar, the Canadian Dollar, Swiss Franc and the Singapore Dollar, as well as adverse changes in the relationship of the Pound to the Euro. Exposure exists when the functional currency of the buying subsidiaries weakens against the U.S. dollar, the Pound or the Euro, thus causing an increase of the product cost to the buying subsidiary or a reduction in the sales price from the selling subsidiary, which adversely affects the Company’s consolidated gross margin and net earnings. The effect of foreign exchange is partially mitigated because of the significant level of manufacturing done in Europe. In fiscal year 2010, the Euro, Yen, Australian Dollar, Canadian Dollar, Swiss Franc and Singapore Dollar strengthened by approximately 0.9%, 8.1%, 20.8%, 12.3%, 6.9%, and 5.5%, respectively, against the U.S. dollar compared with the average exchange rates in effect in fiscal year 2009. Additionally, the Pound weakened by approximately 0.9% against the U.S. dollar and the Euro strengthened against the Pound by approximately 1.8%. Due to the difficulty in estimating the economic effect of foreign currency rates, particularly in periods of high volatility of such rates, Company management does not provide such estimated effects and reports only the translation effect to earnings per share disclosed above.

     The Company is also exposed to transaction risk from adverse changes in exchange rates. These short-term transaction exposures are primarily Yen, Euro, Pound and Swiss Franc denominated receivables and payables. These short-term exposures to changing foreign currency exchange rates are managed by opening forward foreign exchange contracts (“forwards”) to offset the earnings and cash flow impact of non-functional currency denominated receivables and payables as well as the expeditious payment of balances. The Company does not enter into forwards for trading purposes. At July 31, 2010, these exposures amounted to approximately $211,080 and were offset by forwards with a notional principal amount of $207,098. If a hypothetical 10% simultaneous adverse change had occurred in exchange rates as of July 31, 2010, net earnings would have decreased by approximately $3,594, or approximately 3 cents per share.

Interest Rates

     The Company is exposed to changes in interest rates, primarily due to its financing and cash management activities, which include long and short-term debt as well as cash and certain short-term, highly liquid investments considered to be cash equivalents.

     The Company’s debt portfolio is comprised of both fixed and variable rate borrowings. The Company manages interest rate exposure by portfolio balancing including employing interest rate swaps. The Company’s debt portfolio was approximately 37% variable rate at July 31, 2010, compared to 45% variable rate at July 31, 2009.

     For the year ended July 31, 2010, interest expense, net of interest income, was $14,324. A hypothetical 10% shift in market interest rates for fiscal year 2010 (e.g., if an assumed market interest rate of 5.0% increased to 5.5%) could have an adverse affect on interest of approximately $273.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required by this item are located immediately following the signature pages of this Form 10-K. See Item 15.(a)(1) for a listing of financial statements provided.

     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands,	First	Second	Third	Fourth	Full
except per share data)	Quarter	Quarter	Quarter	Quarter	Year
2010:
Net sales	$546,939	$560,401	$615,982	$678,610	$2,401,932
Gross profit	270,198	284,285	313,532	338,087	1,206,102
Restructuring and other
charges, net (a)	4,057	572	2,030	11,005	17,664
Loss on extinguishment of
debt (b)	–	–	–	31,513	31,513
Earnings before income taxes	74,840	72,368	101,959	78,554	327,721
Net earnings	66,983	49,619	69,691	54,955	241,248
Earnings per share:
Basic	$0.57	$0.42	$0.59	$0.47	$2.05
Diluted	$0.56	$0.42	$0.58	$0.46	$2.03

2009:
Net sales	$578,022	$543,296	$555,883	$651,957	$2,329,158
Gross profit	279,391	256,349	264,230	300,720	1,100,690
Restructuring and other
charges, net (a)	8,175	8,747	8,369	5,432	30,723
Earnings before income taxes	62,351	56,546	64,320	87,569	270,786
Net earnings	43,087	38,871	44,162	69,499	195,619
Earnings per share:
Basic	$0.36	$0.33	$0.37	$0.59	$1.65
Diluted	$0.36	$0.33	$0.37	$0.58	$1.64

(a)	Refer to Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.
(b)	Refer to Note 8, Notes Payable and Long-term Debt, to the accompanying consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2010. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

     Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2010.

     The attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting is included in this report under Item 9A.(b).

(b) Attestation report of the registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pall Corporation:

     We have audited Pall Corporation and subsidiaries’ internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pall Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting (Item 9A(a)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, Pall Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2010 and our report dated September 28, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/	KPMG LLP
KPMG LLP

Melville, New York
September 28, 2010

(c) Changes in internal control over financial reporting.

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

     In connection with the aforementioned business improvement initiatives, during the second and fourth quarters of fiscal year 2010, certain significant operations migrated to the Company’s global enterprise resource planning (“ERP”) software system which encompassed significant changes in transactional processes and internal controls over financial reporting. The purpose of the ERP system is to facilitate the flow of information between all business functions inside the boundaries of the Company and manage the connections to outside stake holders. Built on a centralized database and utilizing a common computing platform, the ERP system consolidates business operations into a more uniform, enterprise wide system environment. The Company's ERP implementation is accompanied by process changes and improvements, including those that impact internal controls over financial reporting. During the fourth quarter, the Company also centralized the management of its European Life Sciences operations resulting in significant changes to aspects of the internal control environment. In connection with these migrations and accompanying process changes, the Company has instituted material changes in its internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     (a) Identification of directors and corporate governance:

          Amy E. Alving, age 47, is the chief technology officer and a senior vice president at Science Applications International Corporation (“SAIC”), an engineering and technology applications company. Prior to joining SAIC in 2005, she served as the Director of the Special Projects Office at the Defense Advanced Research Projects Agency where she was also a member of the Senior Executive Service. Earlier, Dr. Alving was a White House Fellow serving at the Department of Commerce. Dr. Alving has been a member or advisor to the Army Science Board, Defense Science Board and National Academies Studies and is currently a member of the Naval Research Advisory Committee and of the Council on Foreign Relations. She has been a director of the Company since April 2010 and is a member of the nominating/governance committee.

          Dr. Alving brings a unique blend of business, government and academic experience to the board. Dr. Alving offers senior leadership, operations, strategic and policy experience to the board. From her tenure at SAIC, Dr. Alving also brings to the board valuable insight into the scientific and technical aspects of our business and, based on her engineering background, provides an in-depth understanding of and valuable guidance to the Industrial segment of our business.

          Daniel J. Carroll, Jr., age 65, was the chief executive officer of Telcordia Technologies (“Telcordia”) from September 2005 until May 2007. He continues to serve on the Telcordia board. Telcordia is a global provider of telecommunications network software and services for internet protocol, wireline, wireless and cable customers. Mr. Carroll held a number of executive positions with AT&T Corp. (“AT&T”) until its spin-off of Lucent Technologies Inc. He retired from his employment as an officer of Lucent in 2000. He has been a director of the Company since 1999 and lead director since 2003. He is a member of the audit committee and the compensation committee.

          Mr. Carroll’s experience as a chief executive officer allows him to bring senior leadership, management expertise and business acumen to the board and makes him well qualified to serve as lead director. Mr. Carroll also has significant financial expertise and operational experience gained through his various executive positions at AT&T and as chief executive officer of Telcordia. In addition, as a licensed engineer, Mr. Carroll has a thorough understanding of, and brings valuable insight into, the Industrial segment of our business.

          Robert B. Coutts, age 60, was executive vice president of Lockheed Martin from October 1998 until his retirement in April 2008. While serving in this capacity, he was elected chairman of the board of Sandia Corporation, a subsidiary of Lockheed Martin that manages Sandia National Laboratories for the U.S. Department of Energy’s Nuclear Security Administration. Prior to this, Mr. Coutts ran Lockheed Martin’s Electronic Systems business, was executive vice president of the Systems Integration business area, and president and chief operating officer of the former Electronics Sector. Earlier in his career, Mr. Coutts was president of Martin Marietta Aero & Naval Systems and general manager of the GE Aerospace Operations Division. Mr. Coutts serves on the board of Hovnanian Enterprises, Inc., Stanley Black & Decker and several not-for-profit organizations. He has been a director of the Company since 2009 and is a member of the compensation committee.

          As a former executive vice president of Lockheed Martin, a large, diversified company with international operations, and responsibility for the electronic systems business area, with sales over $11 billion and over 32,000 employees, Mr. Coutts brings critical business, operational and strategic insight. Mr. Coutts also has valuable senior leadership, management and regulatory experience and possesses broad knowledge of the technology and aerospace fields, both of which are important to the Company’s business and particularly the Industrial segment of the Company’s business. In addition, Mr. Coutts’ service on the board of two other public companies allows him to bring insight into current issues facing public companies and corporate governance and compensation practices at other public companies.

          Cheryl W. Grisé, age 58, was executive vice president of Northeast Utilities, a public utility holding company, from December 2005 until her retirement in July 2007. Ms. Grisé also served in various senior management positions at Northeast Utilities since 1998, including President-Utility Group and chief executive officer of all Northeast Utilities operating subsidiaries. Ms. Grisé was a director of Dana Corporation until February 1, 2008 and currently serves on the boards of MetLife, Inc. (where she is lead director) and Pulte Group, Inc. She is also a member of the boards of the University of Connecticut Foundation and Kingswood-Oxford School. Ms. Grisé has been a director of the Company since August 2007. She is a member of the audit committee and the compensation committee, and has served as Chair of the compensation committee since August 2009.

          Ms. Grisé brings to the board senior leadership, extensive business, operating, finance, legal and policy experience acquired during her executive level experiences at Northeast Utilities. Ms. Grisé’s service on other public company boards and their committees also allows her to bring insight into corporate governance practices, financial issues, compensation and related matters and other current issues facing public companies.

          Ronald L. Hoffman, age 62, was chief executive officer since January 2005 and a director and president since 2003 of Dover Corporation, a public company that manufactures industrial products, until his retirement in December 2008. Mr. Hoffman began his career at Allis Chalmers. He joined Dover Corporation in 1996 when it acquired Tulsa Winch, an Oklahoma company of which he was then president and part owner. He served as president of Tulsa Winch until 2000 and as executive vice president of Dover Resources from 2000 to 2002. He was vice president of Dover Corporation from 2002 to July 2003. He was then chief operating officer of Dover Corporation from July 2003 to December 2004. He has been a director of the Company since 2008 and is a member of the nominating/governance committee and the compensation committee.

          Mr. Hoffman’s service as chief executive officer and president of Dover Corporation provided him with significant experience in the operations, challenges and complex issues facing major corporations competing in technology-driven markets. In addition, Mr. Hoffman brings to the board extensive business, merger and acquisitions, senior leadership and management experience gained during his tenure at Dover Corporation.

          Eric Krasnoff, age 58, has been chairman and chief executive officer of the Company since July 1994 and has at various times, including currently, served as president of the Company. He serves on the board of three not-for-profit organizations. Mr. Krasnoff has also been a director of the Company since 1994 and is a member of the executive committee.

          Mr. Krasnoff has served the Company for 35 years in various positions, including group vice president and chief operating officer. As the chairman and chief executive officer of the Company since 1994, Mr. Krasnoff brings to the board a deep and comprehensive knowledge of the Company, the filtration industry and each of the Company’s end-markets.

          Dennis N. Longstreet, age 65, was from 1998 until his retirement in late 2005 company group chairman of Johnson & Johnson Medical Devices, the culmination of a 36-year career in operational and sales management roles with Johnson & Johnson, a manufacturer of health care products and provider of related services for the consumer, pharmaceutical and medical devices and diagnostic markets. He is a former chairman of the AdvaMed Industry Association and serves on the board of In Health, a not-for-profit organization formed by AdvaMed. Mr. Longstreet also serves on the board of Avalign Technologies, Inc. He has been a director of the Company since 2006 and is a member of the nominating/governance committee and the executive committee.

          As a result of his tenure at Johnson & Johnson, Mr. Longstreet brings to the board extensive senior executive level expertise in the healthcare industry, a major market of the Company’s Life Sciences business, and insight into the complex issues, challenges and regulatory landscape in this industry. Mr. Longstreet also brings business, senior leadership, merger and acquisitions, and management experience to the board.

          Edwin W. Martin, Jr., age 79, was associate and deputy U.S. commissioner of education from 1969 to 1979. He was nominated by President Carter as the nation’s first Assistant Secretary for Special Education and Rehabilitative Services and confirmed unanimously by the Senate, serving as assistant secretary of education from 1979 to 1981. From 1981 to 1994, Dr. Martin was president and chief executive officer of the National Center for Disability Services and a board member. He was named in 1994 and since then has been president-emeritus. Dr. Martin served as a Lecturer in Education at Harvard University, and as an Adjunct Professor of Education at Teacher’s College, Columbia University. In 2007, Dr. Martin was also elected mayor of Venice, Florida for a three year term. He has been a director of the Company since 1993 and is a member of the compensation committee and executive committee.

          Dr. Martin contributes to the board a strong understanding of policy and regulation acquired during his tenure in various positions with the federal government. Dr. Martin also brings valuable business, senior leadership and management experience acquired during his service as chief executive officer, a board member of the National Center for Disability Services and as mayor of Venice, Florida. In addition, Dr. Martin possesses extensive knowledge of the Company’s business and operations as a result of his 16 years of service on the Company’s board.

          Katharine L. Plourde, age 58, was a principal and analyst at the investment banking firm of Donaldson, Lufkin & Jenrette, Inc. (“DLJ”), until November 1997. Since that time, she has engaged in private investing and is currently serving on the board of one private corporation. Since February 2002, she has also served on the board of OM Group Inc. Ms. Plourde has been a director of the Company since 1995 and is a member of the audit committee and the nominating/governance committee. Ms. Plourde has served as Chair of the nominating/governance committee since 2006.

          As a result of her tenure at DLJ and two other investment firms, Ms. Plourde brings significant financial expertise to the board, including with respect to all aspects of financial reporting, accounting, corporate finance and capital markets. At those firms, Ms. Plourde was responsible for covering specialty chemical, specialty material and industrial gas companies, which provides her with additional insight into the Company’s business, including particularly the fuels and chemicals industry, a major market of the Company’s Industrial segment. In addition, Ms. Plourde’s service on the board of another public company has given her experience with current issues facing public companies and corporate governance and compensation practices.

          Edward L. Snyder, age 64, is professor of laboratory medicine and associate chair for clinical affairs of the Department of Laboratory Medicine at Yale University School of Medicine. He is also director of Blood Bank/Apheresis Service and assistant chief/associate chair for clinical affairs at the Department of Laboratory Medicine at Yale-New Haven Hospital. Dr. Snyder has “appointed consultant” status with the Food and Drug Administration Medical Devices Advisory Committee—Hematology and Pathology Devices Panel, and is a past president of the American Association of Blood Banks. He is the chairman of the volunteer board of both the National Marrow Donor Program and the Be The Match Foundation and a member of the American Association of Blood Banks National Blood Foundation board of trustees. Dr. Snyder has been a director of the Company since 2000 and is a member of the nominating/governance committee.

          Dr. Snyder’s training, experience and achievements in hematology give him a critical perspective into a major market of the Company’s Life Sciences segment, enabling him to bring valuable insight to the board. In addition, Dr. Snyder’s participation on several not-for-profit boards enables him to bring to the board leadership and management experience, as well as experience in governance practices.

          Edward Travaglianti, age 62, had, until July 2001, been chairman and chief executive officer of European American Bank (“EAB”). Upon the acquisition of EAB by Citibank N.A. (“Citibank”) in 2001, Mr. Travaglianti served as president of Commercial Markets, heading Citibank’s national middle-market and small business activities. He retired in 2002 and in 2004 resumed his banking career as President, Commerce Bank Long Island. With Toronto Dominion Bank’s acquisition of Commerce Bank in 2008, Mr. Travaglianti became and continues to serve as president, TD Bank Long Island. Mr. Travaglianti serves as the chairman of the board and a director of several not-for-profit and health-related organizations. He has been a director of the Company since 2001 and is a member of the audit committee. He has served as Chair of the audit committee since 2003.

          As a result of his current experience leading TD Bank Long Island, as well as his previous experiences with EAB and Citibank, Mr. Travaglianti brings significant financial expertise to the board, including with respect to all aspects of financial reporting, accounting, corporate finance and capital markets. In addition, Mr. Travaglianti’s participation on several not-for-profit boards and organizations enables him to bring to the board leadership and management experience, as well as experience in governance practices.

     Information required by this item is included in the Proxy Statement under the captions “Proposal 1 - Election of Directors,” “Structure and Practices of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this report.

     (b) Identification of executive officers:

     Information regarding executive officers is contained in Part I, Item 1. Business- Executive Officers of The Registrant of this report.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is included in the Proxy Statement under the caption “Executive Compensation,” “Director Compensation for Fiscal Year 2010” and “Structure and Practices of the Board–Board Committees” and is incorporated by reference in this report.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the Form 10-K:

(1) The following items are filed as part of this report:
       Report of Independent Registered Public Accounting Firm
       Consolidated Balance Sheets – July 31, 2010 and July 31, 2009
       Consolidated Statements of Earnings – years ended July 31, 2010, July 31, 2009 and July 31, 2008
       Consolidated Statements of Stockholders’ Equity – years ended July 31, 2010, July 31, 2009 and July 31, 2008
       Consolidated Statements of Cash Flows – years ended July 31, 2010, July 31, 2009 and July 31, 2008
       Notes to consolidated financial statements

(2) The following financial statement schedule is filed as part of this report:
       Schedule II – Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or in the notes thereto.

(3) Exhibits:
      The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit Number	Description of Exhibit
3.1(i)†	Restated Certificate of Incorporation of the Registrant as amended through September 1, 2010.

3.1(ii)*	By-Laws of the Registrant as amended through April 23, 2010, filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on April 29, 2010.

4.1(i)*
Indenture dated as of June 15, 2010, by and among the Registrant, as Issuer, and The Bank of New York Mellon, as Trustee, relating to the Registrant’s 5.00% Senior Notes due June 15, 2020 filed as Exhibit 4.1 to the Registrant’s Form 8-K filed on June 16, 2010.

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

10.1(i)*
Five-Year Credit Agreement dated July 13, 2010, between the Registrant and JPMorgan Chase Bank and the Other Lenders Party Thereto, filed as Exhibit 4(ii) to the Registrant’s Form 8-K filed on July 19, 2010.

10.2*‡
Employment Agreement dated January 21, 2004, as amended and restated effective July 20, 2005, between the Registrant and Eric Krasnoff, filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on July 25, 2005.

10.3*‡	Amendment dated May 3, 2006 to Employment Agreement dated January 21, 2004, as amended and restated effective July 20, 2005, between the Registrant and Eric Krasnoff, filed as Exhibit 10.28 to the Registrant’s 2006 Form 10-K.

10.4*‡	Amendment dated July 18, 2006 to Employment Agreement dated January 21, 2004, as amended and restated effective July 20, 2005, between the Registrant and Eric Krasnoff, filed as Exhibit 10.29 to the Registrant’s 2006 Form 10-K.

10.5*‡	Amendment to Employment Agreement effective December 31, 2008 between the Registrant and Eric Krasnoff, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009.

10.6*‡	Employment Agreement dated April 24, 2008, between the Registrant and Donald B. Stevens, filed as Exhibit 10 to the Registrant’s Form 8-K filed on April 28, 2008.

10.7*‡(a)	Loan Agreement between the Company and Donald Stevens, effective on or about May 27, 2005, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009.

10.8*‡	Employment Agreement dated August 18, 2010 between the Registrant and Roberto Perez, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on August 24, 2010.

10.9*‡(a)	Mortgage Note by Roberto Perez and Astrid Perez in favor of the Registrant, dated March 2000, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009.

10.10*‡	Employment Agreement dated October 1, 2009 between the Registrant and Lisa McDermott, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 7, 2009.

10.11*‡	Employment Agreement dated October 1, 2009 between the Registrant and Sandra Marino, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on October 7, 2009.

10.12*‡	Pall Corporation Supplementary Pension Plan, effective December 31, 2008, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009.

10.13*‡	Pall Corporation Supplementary Profit-Sharing Plan as amended effective July 19, 2005, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on July 25, 2005.

10.14*‡	Pall Corporation Profit-Sharing Plan as amended and restated as of July 1, 1998, filed as Exhibit 10.15 to the Registrant’s 2002 Form 10-K.

10.15*‡	Pall Corporation Profit-Sharing Plan amended pursuant to provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001, filed as Exhibit 10.17 to the Registrant’s 2003 Form 10-K.

10.16*‡	Pall Corporation 2004 Executive Incentive Bonus Plan, as amended effective November 18, 2009, filed as Appendix A to the Registrant’s Proxy Statement filed on October 9, 2009.

10.17*‡	Pall Corporation 1991 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.18*‡	Pall Corporation 1993 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.19*‡	Pall Corporation 1995 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.20*‡	Pall Corporation 1998 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.21†‡	Form of Notice of Grant of Restricted Stock Units Under Pall Corporation 2005 Stock Compensation Plan.

10.22†‡	Form of Notice of Grant of Annual Award Units Under Pall Corporation 2005 Stock Compensation Plan.

10.23*‡	Form of Notice of Grant of Stock Option Grant Agreement Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.20 to the Registrant’s 2007 Form 10-K.

10.24*‡	Pall Corporation 2005 Stock Compensation Plan, as amended effective November 18, 2009, filed as Appendix D to the Registrant’s Proxy Statement filed on October 9, 2009.

10.25*‡	Pall Corporation Stock Option Plan for Non-Employee Directors, as amended effective November 19, 1998, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.26*‡	Pall Corporation 2001 Stock Option Plan for Non-Employee Directors, as amended September 17, 2004, filed as Exhibit 10.25 to the Registrant’s 2004 Form 10-K.

10.27*‡	Pall Corporation Management Stock Purchase Plan as amended effective November 18, 2009, filed as Appendix C to the Registrant’s Proxy Statement filed on October 9, 2009.

10.28*‡	Pall Corporation Employee Stock Purchase Plan as amended effective November 18, 2009, filed as Appendix B to the Registrant’s Proxy Statement filed on October 9, 2009.

10.29*‡	Principal Rules of the Pall Supplementary Pension Scheme, filed as Exhibit 10.25 to the Registrant’s 1995 Form 10-K.

12†	Ratio of Earnings to Fixed Charges.

14*	Pall Corporation Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and other employees with important roles in the financial reporting process, filed as Exhibit 99.1 to the Registrant’s 2004 Form 10-K.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference. The Registrant’s SEC file number is 001- 04311.

†	Filed herewith.

‡	Denotes management contract or compensatory plan or arrangement.

(a)	Confidential treatment has been granted for certain information contained in the document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pall Corporation

September 28, 2010	By: /s/	LISA MCDERMOTT
Lisa McDermott,
Chief Financial Officer and Treasurer

	/s/	FRANCIS MOSCHELLA
Francis Moschella,
Vice President – Corporate Controller
Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ERIC KRASNOFF	Chairman of the Board,	September 28, 2010
Eric Krasnoff	Chief Executive Officer and President

/s/ LISA MCDERMOTT	Chief Financial Officer and Treasurer	September 28, 2010
Lisa McDermott

/s/ FRANCIS MOSCHELLA	Vice President – Corporate Controller	September 28, 2010
Francis Moschella	Chief Accounting Officer

/s/ AMY ALVING	Director	September 28, 2010
Amy Alving

/s/ DANIEL J. CARROLL, JR.	Director	September 28, 2010
Daniel J. Carroll, Jr.

/s/ ROBERT B. COUTTS	Director	September 28, 2010
Robert B. Coutts

/s/ CHERYL W. GRISÉ	Director	September 28, 2010
Cheryl W. Grisé

/s/ ULRIC S. HAYNES, JR.	Director	September 28, 2010
Ulric S. Haynes, Jr.

/s/ RONALD HOFFMAN	Director	September 28, 2010
Ronald Hoffman

/s/ DENNIS N. LONGSTREET	Director	September 28, 2010
Dennis N. Longstreet

/s/ EDWIN W. MARTIN, JR.	Director	September 28, 2010
Edwin W. Martin, Jr.

/s/ KATHARINE L. PLOURDE	Director	September 28, 2010
Katharine L. Plourde

/s/ EDWARD L. SNYDER	Director	September 28, 2010
Edward L. Snyder

/s/ EDWARD TRAVAGLIANTI	Director	September 28, 2010
Edward Travaglianti

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pall Corporation:

     We have audited the accompanying consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pall Corporation and subsidiaries as of July 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pall Corporation and subsidiaries’ internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

     As discussed in the notes to the consolidated financial statements, effective August 1, 2007, the Company changed its method of accounting for uncertainty in income taxes due to the adoption of a new accounting standard.

/s/	KPMG LLP
KPMG LLP

Melville, New York
September 28, 2010

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31, 2010	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$498,563	$414,011
Accounts receivable	566,499	561,063
Inventories	415,046	413,278
Other current assets	222,651	182,098
Total current assets	1,702,759	1,570,450
Property, plant and equipment	706,435	681,658
Goodwill	283,822	282,777
Intangible assets	68,827	63,751
Other non-current assets	237,369	242,176
Total assets	$2,999,212	$2,840,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$40,072	$42,371
Accounts payable	186,407	171,956
Accrued liabilities	270,244	250,838
Income taxes payable	120,051	137,846
Current portion of long-term debt	1,956	97,432
Dividends payable	18,475	16,947
Total current liabilities	637,205	717,390
Long-term debt, net of current portion	741,353	577,666
Income taxes payable – non-current	134,851	133,919
Deferred income taxes	7,864	9,293
Other non-current liabilities	295,589	287,946
Total liabilities	1,816,862	1,726,214

Stockholders’ equity:
Common stock, par value $.10 per share; 500,000 shares
authorized; 127,958 shares issued	12,796	12,796
Capital in excess of par value	217,696	197,759
Retained earnings	1,394,321	1,237,735
Treasury stock, at cost (2010 – 12,490 shares, 2009 – 11,083
shares)	(412,335)	(354,274)
Stock option loans	(224)	(435)
Accumulated other comprehensive (loss)/income:
Foreign currency translation	97,249	127,015
Pension liability adjustment	(132,577)	(108,977)
Unrealized investment gains	5,424	3,423
Unrealized loss on derivatives	-	(444)
	(29,904)	21,017
Total stockholders’ equity	1,182,350	1,114,598
Total liabilities and stockholders’ equity	$2,999,212	$2,840,812

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Years Ended
	July 31, 2010	July 31, 2009	July 31, 2008
Net sales	$2,401,932	$2,329,158	$2,571,645
Cost of sales	1,195,830	1,228,468	1,360,810
Gross profit	1,206,102	1,100,690	1,210,835

Selling, general and administrative expenses	739,936	699,832	749,519
Research and development	74,944	71,213	71,647
Restructuring and other charges, net	17,664	30,723	31,538
Interest expense, net	14,324	28,136	32,576
Loss on extinguishment of debt	31,513	–	–
Earnings before income taxes	327,721	270,786	325,555
Provision for income taxes	86,473	75,167	108,276

Net earnings	$241,248	$195,619	$217,279

Earnings per share:
Basic	$2.05	$1.65	$1.77
Diluted	$2.03	$1.64	$1.76

Average shares outstanding:
Basic	117,437	118,631	122,445
Diluted	118,846	119,571	123,686

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

		Capital				Accumulated
		in Excess			Stock	Other
Years Ended July 31, 2008, July 31, 2009	Common	of Par	Retained	Treasury	Option	Comprehensive		Comprehensive
and July 31, 2010	Stock	Value	Earnings	Stock	Loans	Income/(Loss)	Total	Income
Balance at July 31, 2007	$12,796	$159,620	$974,945	$(164,454)	$(679)	$78,373	$1,060,601
Impact of adoption of new accounting guidance
(see Note 1, Accounting Policies and Related
Matters)			5,570				5,570
Balance at August 1, 2007	12,796	159,620	980,515	(164,454)	(679)	78,373	1,066,171
Comprehensive income:
Net earnings			217,279				217,279	$217,279
Other comprehensive income/(loss):
Foreign currency translation						36,738	36,738	36,738
Pension liability adjustment						5,714	5,714	5,714
Unrealized investment losses						(458)	(458)	(458)
Unrealized loss on derivatives						(194)	(194)	(194)
Comprehensive income								$259,079
Dividends declared			(76,407)				(76,407)
Issuance of 751 shares for stock plans and tax
benefit related to stock plans		(2,058)	(2,771)	22,796			17,967
Restricted stock units related to stock plans		4,987					4,987
Stock based compensation expense		16,059					16,059
Purchase of 4,056 shares				(148,850)			(148,850)
Stock option loans					229		229
Balance at July 31, 2008	12,796	178,608	1,118,616	(290,508)	(450)	120,173	1,139,235
Comprehensive income:
Net earnings			195,619				195,619	$195,619
Other comprehensive income/(loss):
Foreign currency translation						(52,414)	(52,414)	(52,414)
Pension liability adjustment						(47,655)	(47,655)	(47,655)
Unrealized investment gains						1,080	1,080	1,080
Unrealized loss on derivatives						(167)	(167)	(167)
Comprehensive income								$96,463
Dividends declared			(67,523)				(67,523)
Issuance of 981 shares for stock plans and tax
benefit related to stock plans		(10,872)	(8,977)	32,673			12,824
Restricted stock units related to stock plans		6,539					6,539
Stock based compensation expense		23,484					23,484
Purchase of 3,347 shares				(96,439)			(96,439)
Stock option loans					15		15
Balance at July 31, 2009	12,796	197,759	1,237,735	(354,274)	(435)	21,017	1,114,598
Comprehensive income:
Net earnings			241,248				241,248	$241,248
Other comprehensive income/(loss):
Foreign currency translation						(29,766)	(29,766)	(29,766)
Pension liability adjustment						(23,600)	(23,600)	(23,600)
Unrealized investment gains						2,001	2,001	2,001
Unrealized gain on derivatives						444	444	444
Comprehensive income								$190,327
Dividends declared			(74,263)				(74,263)
Issuance of 1,313 shares for stock plans and tax
benefit related to stock plans		(9,483)	(10,399)	41,938			22,056
Restricted stock units related to stock plans		4,804					4,804
Stock based compensation expense		24,616					24,616
Purchase of 2,720 shares				(99,999)			(99,999)
Stock option loans					211		211
Balance at July 31, 2010	$12,796	$217,696	$1,394,321	$(412,335)	$(224)	$(29,904)	$1,182,350

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	July 31, 2010	July 31, 2009	July 31, 2008
Operating activities:
Net earnings	$241,248	$195,619	$217,279
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Restructuring and other charges, net	976	4,317	1,721
Depreciation and amortization of long-lived assets	93,628	89,439	93,205
Non-cash stock compensation	24,616	23,484	16,059
Write-off of deferred financing costs	3,245	–	–
Redemption premium on senior notes	28,268	–	–
Excess tax benefits from stock based compensation
arrangements	(2,671)	(457)	(1,802)
Amortization of deferred revenue	(2,154)	(2,154)	(2,154)
Deferred income taxes	(4,976)	(10,642)	(19,374)
Provisions for doubtful accounts	1,349	2,864	2,544
Other	1,421	(355)	(27)
Changes in operating assets and liabilities, net of
effects of acquisitions and dispositions:
Inventories	(8,415)	57,147	(4,996)
Accounts receivable	(14,806)	19,954	(31,996)
Income taxes receivable/payable	(7,368)	656	(113,756)
Accounts payable and accrued expenses	67,098	(42,071)	(11,003)
Other assets	(23,972)	20,412	27,756
Other liabilities	(19,627)	(30,718)	17,350
Net cash provided by operating activities	377,860	327,495	190,806
Investing activities:
Capital expenditures	(136,313)	(133,049)	(123,854)
Purchases of retirement benefit assets	(58,599)	(20,555)	(26,177)
Proceeds from sale of retirement benefit assets	47,442	18,737	23,055
Disposals of fixed assets	1,603	4,241	10,137
Acquisitions of businesses, net of disposals
and cash acquired	(8,984)	(37,249)	–
Other	(13,883)	(14,155)	(4,848)
Net cash used by investing activities	(168,734)	(182,030)	(121,687)
Financing activities:
Long-term borrowings	798,290	171,010	211,549
Repayments of long-term debt	(737,675)	(213,974)	(82,884)
Redemption premium on senior notes	(28,268)	–	–
Additions to deferred financing costs	(6,311)	–	–
Notes payable	(2,016)	19,493	(16,420)
Purchase of treasury stock	(99,999)	(96,439)	(148,850)
Dividends paid	(71,284)	(64,914)	(59,945)
Net proceeds from stock plans	23,929	15,757	18,407
Excess tax benefits from stock based compensation
arrangements	2,671	457	1,802
Net cash used by financing activities	(120,663)	(168,610)	(76,341)
Cash flow for year	88,463	(23,145)	(7,222)
Cash and cash equivalents at beginning of year	414,011	454,065	443,036
Effect of exchange rate changes on cash	(3,911)	(16,909)	18,251
Cash and cash equivalents at end of year	$498,563	$414,011	$454,065
Supplemental disclosures:
Interest paid	$35,611	$40,740	$43,287
Income taxes paid (net of refunds)	$91,871	$84,680	$231,030

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 – ACCOUNTING POLICIES AND RELATED MATTERS

The Company

     Pall Corporation and its subsidiaries (hereinafter collectively called the “Company” unless the context requires otherwise) manufacture and market filtration, purification and separation products and integrated systems solutions throughout the world to a diverse group of customers. As discussed in Note 18, Segment Information and Geographies, management has determined that the Company’s reportable segments, which are also its operating segments, consist of its two vertically integrated businesses: Life Sciences and Industrial.

     Effective in the fourth quarter of fiscal year 2010, the Company reorganized its operating segments. The Food & Beverage market is now reported within the Life Sciences segment. It was previously managed by and reported in the Industrial segment. Segment information for prior periods has been restated to reflect these changes. All discussions and amounts reported in this report are based on the reorganized segment structure.

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

     Financial statements of foreign subsidiaries have been translated into United States (“U.S.”) dollars at exchange rates as follows: (i) balance sheet accounts at year-end rates, except equity accounts which are translated at historic rates, and (ii) income statement accounts at weighted average rates. Translation gains and losses are reflected in stockholders’ equity, while transaction gains and losses, which result from the settlement of foreign denominated receivables and payables at rates that differ from rates in effect at the transaction date, are reflected in earnings. Net transaction gains/(losses) inclusive of offsetting gains/(losses) on foreign currency forward contracts in fiscal years 2010, 2009 and 2008 amounted to ($816), $191 and ($2,949), respectively, and were recorded in selling, general and administrative expenses.

     To prepare the Company’s consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), management is required to make assumptions that may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, inventory valuation; provisions for doubtful accounts; asset recoverability; depreciable lives of fixed assets and useful lives of patents and amortizable intangibles; fair value of financial instruments; income tax assets and liabilities; pension valuations; restructuring and other charges; valuation of assets acquired and liabilities assumed in business combinations; allocation of costs to operating segments; revenue recognition and liabilities for items such as environmental remediation. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

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

Investments

     Investments (which includes equity interests of less than 20%) are considered available-for-sale securities, as such, these investments are carried at fair value. Unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity until realized from sale or when unrealized losses are deemed by management to be other than temporary. Management considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other than temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company’s intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. Investments are included in “Other non-current assets” in the consolidated balance sheets.

Acquisition Accounting

     Acquisitions of businesses are accounted for using the acquisition method of accounting. The acquisition method of accounting requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research & development (IPR&D) be recorded on the balance sheet. Also, transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill. For acquisitions consummated prior to August 1, 2009, amounts allocated to IPR&D were expensed at the date of acquisition. When the Company acquires net assets that do not constitute a business under U.S. GAAP, no goodwill is recognized.

Long-Lived Assets

     The Company performs detailed impairment testing for goodwill at least annually during the Company’s fiscal third quarter, or more frequently if certain events or circumstances indicate impairment might have occurred. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. The Company’s two operating segments, Life Sciences and Industrial, were also determined to be its reporting units. In the first step, the overall fair value for the reporting unit is compared to its book value including goodwill. In the event that the overall fair value of the reporting unit was determined to be less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the overall fair value of the reporting unit and the fair value of the net identifiable assets. If the implied fair value of the goodwill is less than its book value, the difference is recognized as an impairment. In fiscal years 2010 and 2009, the estimated fair values of the Company’s reporting units substantially exceeded the carrying values of these reporting units, and as such, step two was not performed.

     Effective in the fourth quarter of fiscal year 2010, the Company reorganized its operating segments, such that the Food & Beverage market, previously managed by and reported in the Industrial segment, is now managed by and reported in the Life Sciences segment. As a result of this reorganization, the Company re-performed the goodwill impairment test on both a pre- and post-reorganization basis. The estimated fair values of both the Life Sciences and Industrial reporting units substantially exceeded the carrying values of these reporting units, and as such, step two was not performed.

     The Company’s amortizable intangible assets, which are comprised almost entirely of patented and unpatented technology, customer-related intangibles and trademarks, are subject to amortization for periods ranging up to 20 years, principally on a straight-line basis. Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally on the straight-line basis. The estimated useful lives range from 30 to 50 years for buildings, three to ten years for machinery and equipment and eight to ten years for furniture and fixtures. Leasehold improvements are depreciated over the shorter of the remaining life or the remaining lease term.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The Company reviews its depreciable and amortizable long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If the sum of the expected cash flows, undiscounted, is less than the carrying amount of the asset (or asset group), an impairment loss is recognized as the amount by which the carrying amount of the asset (or asset group) exceeds its fair value.

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

Stock Plans

     The Company currently has four stock-based employee compensation plans (collectively, the “Stock Plans”), which are described more fully in Note 15, Common Stock. The Company records stock-based compensation, measured at the fair value of the award on the grant date, as an expense in the consolidated statements of earnings. Upon the exercise of stock options or the vesting of restricted stock units, the resulting excess tax benefits, if any, are credited to additional paid-in capital. Any resulting tax deficiencies are offset against those cumulative credits to additional paid-in capital. If the cumulative credits to additional paid-in capital are exhausted, tax deficiencies are recorded to the provision for income taxes. Excess tax benefits are reflected as financing cash inflows in the accompanying consolidated statements of cash flows.

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

Income Taxes

     Income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid. The Company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

     The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, management assesses the generation of sufficient taxable income from all sources, including the scheduled reversal of taxable temporary differences, tax-planning strategies and projected future operating income. To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

     Effective August 1, 2007, the Company adopted new accounting guidance regarding accounting for uncertainty in income taxes, resulting in a cumulative effect adjustment of $5,570, reducing its liability for unrecognized income tax benefits and interest and increasing the August 1, 2007 balance of retained earnings.

     When evaluating uncertain tax positions, the Company determines whether the position is more-likely-than-not to be sustained upon examination based upon its technical merits or administrative practices or precedents. Any tax position that meets the more-likely-than-not recognition threshold is measured and recognized in the consolidated financial statements. The amount of tax benefit to be recognized is the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

     The Company recognizes accrued interest expense related to unrecognized income tax benefits in interest expense and the balance at the end of a reporting period is recorded in current or non-current interest payable on the Company’s consolidated balance sheet. Penalties are accrued as part of the provision for income taxes and the unpaid balance at the end of a reporting period is recorded as part of current or non-current income taxes payable.

     For further discussion, refer to Note 11, Income Taxes.

Earnings Per Share

     The consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. Employee stock options and restricted stock units of 1,234, 2,933 and 1,235 for fiscal years 2010, 2009 and 2008, respectively, were not included in the computation of diluted shares because their effect would have been antidilutive.

     The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	2010	2009	2008
Basic shares outstanding	117,437	118,631	122,445
Effect of dilutive securities (a)	1,409	940	1,241
Diluted shares outstanding	118,846	119,571	123,686

       (a)       Refer to Note 15, Common Stock, for a description of the Company’s stock plans.

Derivative Instruments

     The Company’s derivative instruments are recorded as either assets or liabilities in the consolidated balance sheets based on their fair values. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income/(loss). Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings. For further discussion, refer to Note 10, Financial Instruments and Risks & Uncertainties.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Subsequent Events

     The Company has evaluated subsequent events for possible disclosure through the date the consolidated financial statements were issued, noting no events that would require adjustment to, or disclosures in, the consolidated financial statements as of and for the year ended July 31, 2010.

Adoption of New Accounting Pronouncement

     In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance that amends the disclosure requirements for fair value measurements. This updated guidance: (i) requires that the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements be disclosed separately along with the reasons for the transfer; (ii) clarifies the requirement that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities; and (iii) clarifies the requirement that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. This new guidance was effective with the Company’s third quarter of fiscal year 2010. Effective for the Company’s first quarter of fiscal year 2012, this guidance requires that in the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements be presented separately on a gross basis. See Note 9, Fair Value Measurements, for the required disclosures.

     In June 2009, the FASB issued authoritative guidance that established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with U.S. GAAP. In addition, this guidance also recognizes rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) as authoritative GAAP for SEC registrants. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The ASC does not change current GAAP other than the manner in which new accounting guidance is referenced, and the adoption of this authoritative guidance did not have an impact on the Company’s consolidated financial statements.

     In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing authoritative guidance. This new guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have a material impact on the Company’s consolidated financial statements.

     In December 2008, the FASB issued authoritative guidance that requires employers to provide disclosures about plan assets of defined benefit pensions or other post-retirement plans. This disclosure only requirement was effective for the Company beginning with the fiscal year 2010 Annual Report on Form 10-K for assets as at July 31, 2010 and prospectively. These disclosures include information about investment policies and strategies, the classes of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. See Note 13, Pension and Profit Sharing Plans and Arrangements, for the required disclosures.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     In April 2008, the FASB issued authoritative guidance that amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have any impact on the Company’s consolidated financial statements.

     In February 2008, the FASB issued authoritative guidance that permitted the delayed application of fair value measurement guidance for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis which, including consideration of the delay, was effective for the Company beginning with its first quarter of fiscal year 2010. The Company’s non-financial assets and liabilities subject to this guidance principally consist of intangible assets acquired through business combinations and long-lived assets. The adoption of this authoritative guidance did not impact the Company’s consolidated financial statements. See Note 9, Fair Value Measurements, for further discussion.

     In December 2007, the FASB issued authoritative guidance related to the accounting for business combinations. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The impact of adopting this authoritative guidance generally impacts the accounting for future business combinations; specifically, certain aspects of business combination accounting, such as transaction costs and certain merger-related restructuring reserves. One exception to the prospective application of this guidance relates to accounting for income taxes associated with business combinations that closed prior to the beginning of the Company’s first quarter of fiscal year 2010. Once the purchase accounting measurement period closes for these acquisitions, any further adjustments to income taxes recorded as part of these business combinations will impact income tax expense. Previously, further adjustments were predominantly recorded as adjustments to goodwill. The total amount of such unrecognized income tax benefits as of August 1, 2009 that would impact the effective tax rate pursuant to the new guidance was $15,288. The Company did not have any material acquisitions during fiscal year 2010.

     In December 2007, the FASB issued authoritative guidance related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, this guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This new guidance was effective for the Company beginning with its first quarter of fiscal year 2010. The adoption of this authoritative guidance did not have any impact on the Company’s consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

NOTE 2 – RESTRUCTURING AND OTHER CHARGES, NET

     The following tables summarize the restructuring and other charges (“ROTC”) recorded in fiscal years 2010, 2009 and 2008:

		Other
		Charges/(Gains)
2010	Restructuring (1)	(2)	Total
Severance	$6,637	$–	$6,637
Other	5,581	–	5,581
Environmental matters (2a)	–	6,911	6,911
Legal related costs, net of insurance claim
payments (2b)	–	(691)	(691)
Asset impairment/(gain on sale) (2c)	237	(774)	(537)
	12,455	5,446	17,901
Reversal of excess restructuring reserves	(237)	–	(237)
	$12,218	$5,446	$17,664

Cash	$10,639	$5,446	$16,085
Non-cash	1,579	–	1,579
	$12,218	$5,446	$17,664

2009
Severance	$18,938	$–	$18,938
Impairment and loss on disposal of assets (2c)	174	3,477	3,651
Other	4,734	(942)	3,792
In-process research and development (2d)	–	1,743	1,743
Legal related costs, net of insurance claim
payments (2b)	–	955	955
Environmental matters (2a)	–	1,808	1,808
	23,846	7,041	30,887
Reversal of excess restructuring reserves	(164)	–	(164)
	$23,682	$7,041	$30,723

Cash	$24,585	$1,821	$26,406
Non-cash	(903)	5,220	4,317
	$23,682	$7,041	$30,723

2008
Legal related costs (2b)	$–	$19,081	$19,081
Severance	8,814	–	8,814
Other	3,110	482	3,592
Gain on disposal of assets, net	(158)	(484)	(642)
Environmental matters (2a)	–	1,275	1,275
	11,766	20,354	32,120
Reversal of excess restructuring reserves	(582)	–	(582)
	$11,184	$20,354	$31,538

Cash	$11,154	$19,895	$31,049
Non-cash	30	459	489
	$11,184	$20,354	$31,538

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

     The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2010 and 2009.

		Lease
		Termination
		Liabilities &
	Severance	Other	Total
2010
Original charge (a)	$6,034	$5,581	$11,615
Utilized	(2,031)	(5,441)	(7,472)
Translation	1	(9)	(8)
Balance at Jul. 31, 2010	$4,004	$131	$4,135

2009
Original charge	$18,938	$4,734	$23,672
Utilized	(12,757)	(4,133)	(16,890)
Translation	412	20	432
Balance at Jul. 31, 2009	6,593	621	7,214
Utilized	(4,902)	(588)	(5,490)
Reversal of excess reserves (b)	(143)	–	(143)
Translation	(86)	(27)	(113)
Balance at Jul. 31, 2010	$1,462	$6	$1,468

(a)	Excludes stock-based compensation expense of $603.
(b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal year 2009.

     Excluded from the table above are restructuring liabilities relating to fiscal years 2007 and 2008. At July 31, 2010, the balance of these restructuring liabilities is immaterial to the consolidated financial statements.

(2) Other Charges/(Gains):

          (a) Environmental matters:

     In fiscal years 2008, 2009 and 2010, the Company increased its previously established environmental reserve primarily related to matters in Pinellas Park, Florida and Ann Arbor, Michigan. Such costs in fiscal year 2009 were partly offset by the receipt of an insurance claim payment.

          (b) Legal related items:

     In fiscal year 2008, the Company recorded legal and other professional fees related to matters that had been under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). In fiscal years 2009 and 2010, the Company recorded legal and other professional fees related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 14, Commitments and Contingencies) which pertain to matters that had been under audit committee inquiry. The receipt of insurance claim payments more than offset such costs in fiscal year 2010.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

          (c) Impairment and gain on sale of assets:

     In fiscal year 2009, the Company recorded a charge of $1,977 for the deemed to be other-than-temporary diminution in value of certain equity and debt investment securities held by its benefits protection trust and a charge of $1,500 for the impairment of capitalized software development costs related to discontinued projects.

     In fiscal year 2010, the Company recorded a gain of $774 on the sale of certain equity and debt investment securities held by its benefits protection trust.

          (d) In-process research and development:

     In fiscal year 2009, the Company recorded a charge of $1,743 to write off in-process research and development acquired in the acquisition of GeneSystems, SA.

NOTE 3 – ACCOUNTS RECEIVABLE

     Accounts receivable are summarized as follows:

	2010	2009
Billed	$493,563	$464,023
Unbilled	83,740	107,642
Total	577,303	571,665
Less: allowance for doubtful accounts	(10,804)	(10,602)
	$566,499	$561,063

     Unbilled receivables principally relate to revenues accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

NOTE 4 – INVENTORIES

     The major classes of inventory, net, are as follows:

	2010	2009
Raw materials and components	$125,270	$115,274
Work-in-process	49,290	55,409
Finished goods	240,486	242,595
	$415,046	$413,278

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

	2010	2009
Land	$48,546	$49,047
Buildings and improvements	495,741	498,893
Machinery and equipment	779,700	783,614
Information technology hardware & software	140,626	95,879
Furniture and fixtures	86,925	85,191
	1,551,538	1,512,624
Less: Accumulated depreciation and amortization	(845,103)	(830,966)
	$706,435	$681,658

     Depreciation expense for the property, plant and equipment for fiscal years 2010, 2009 and 2008 was $81,861, $79,420 and $84,712, respectively.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

     The following table presents goodwill, allocated by reportable segment.

	2010	2009
Life Sciences	$126,854	$125,765
Industrial	156,968	157,012
	$283,822	$282,777

     Refer to Note 1, Accounting Policies and Related Matters, regarding the Company reorganization of its operating segments during the fourth quarter of fiscal year 2010. Based on this reorganization, the allocation of goodwill to reportable segments for the prior period has been restated to reflect these changes.

     Intangible assets consist of the following:

	2010
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$99,825	$57,210	$42,615
Customer-related intangibles	26,100	3,511	22,589
Trademarks	6,438	4,196	2,242
Other	3,488	2,107	1,381
	$135,851	$67,024	$68,827

	2009
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$96,421	$49,680	$46,741
Customer-related intangibles	13,910	1,297	12,613
Trademarks	6,379	3,712	2,667
Other	3,780	2,050	1,730
	$120,490	$56,739	$63,751

     The change in the carrying amount of customer-related intangibles is primarily related to the purchase of certain distribution rights to a customer base related primarily to the Life Sciences segment and the acquisition of a biotechnology company in fiscal year 2010.

     Amortization expense for intangible assets for fiscal years 2010, 2009 and 2008 was $11,534, $9,751 and $7,887, respectively. Amortization expense is estimated to be approximately $12,443 in fiscal year 2011, $12,164 in fiscal year 2012, $8,544 in fiscal year 2013, $7,288 in fiscal year 2014 and $5,807 in fiscal year 2015.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

NOTE 7 – OTHER CURRENT AND NON-CURRENT ASSETS

     Other current assets consist of the following:

	2010	2009
Deferred income taxes	$62,797	$58,026
Income taxes receivable	10,262	5,893
Prepaid income taxes	73,664	65,985
Prepaid expenses	31,288	32,204
Other receivables	44,640	19,990
	$222,651	$182,098

Other non-current assets consist of the following:

	2010	2009
Deferred income taxes	$98,282	$100,492
Retirement benefit assets (a)	90,031	77,751
Investments (a)	4,667	2,620
Income taxes receivable	24,964	40,317
Other	19,425	20,996
	$237,369	$242,176

(a)
Retirement benefit assets are held to satisfy obligations related to certain retirement benefit plans, which provide benefits to eligible employees in Germany and the U.S. Included therein are guaranteed investment contracts of $19,753 and $20,414 as of July 31, 2010 and July 31, 2009, respectively. The guaranteed investment contracts were established to pay for supplementary retirement benefits related to plans in Germany. The July 31, 2010 and July 31, 2009 consolidated balance sheets reflect related liabilities in the amounts of $52,063 and $53,560, respectively.

Also included within retirement benefit assets is a benefits protection trust, with assets aggregating $70,278 and $57,337 as of July 31, 2010 and July 31, 2009, respectively. The trust was established for the primary purpose of satisfying certain supplemental post-employment benefit obligations in the U.S. for eligible executives in the event of a change of control of the Company. In addition to holding cash equivalents primarily to satisfy short-term cash requirements relating to benefit payments, the trust primarily invests in U.S. and Municipal government obligations, debt obligations of corporations and financial institutions with high credit ratings. Contractual maturity dates of debt securities held by the trust range from 2010 to 2040. Such debt and equity securities are classified as available-for-sale and aggregated $69,287 and $56,170 as of July 31, 2010 and July 31, 2009, respectively. The July 31, 2010 and July 31, 2009 consolidated balance sheets reflect retirement benefit assets held in the trust of $62,669 and $50,351 that relate to retirement benefit liabilities of $86,345 and $70,999, respectively.

Included in investments is the Company’s investment in Satair A/S (“Satair”) of $4,209 and $2,588, at July 31, 2010 and July 31, 2009, respectively, which is classified as available-for-sale.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

The following is a summary of the Company’s available-for-sale investments by category:

			Gross	Gross	Net
	Cost/		Unrealized	Unrealized	Unrealized
	Amortized		Holding	Holding	Holding
	Cost Basis	Fair Value	Gains	Losses	Gains
2010
Equity securities	$2,375	$5,224	$2,849	$–	$2,849
Debt securities:
Corporate	25,769	27,676	1,912	(5)	1,907
U.S. Treasury	17,905	19,209	1,304	–	1,304
Other U.S. government	19,009	20,163	1,159	(5)	1,154
Municipal government	1,000	1,001	1	–	1
CMO/mortgage-backed	230	256	26	–	26
	$66,288	$73,529	$7,251	$(10)	$7,241

2009
Equity securities	$5,550	$7,114	$1,566	$(2)	$1,564
Debt securities:
Corporate	22,367	23,680	1,314	(1)	1,313
U.S. Treasury	14,417	15,210	841	(48)	793
Other U.S. government	11,609	12,467	868	(10)	858
CMO/mortgage-backed	298	319	21	–	21
	$54,241	$58,790	$4,610	$(61)	$4,549

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
2010
Debt securities:
Other U.S. government	$723	$5	$–	$–	$723	$5
Corporate	634	5	–	–	634	5
	$1,357	$10	$–	$–	$1,357	$10

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
2009	Value	Losses	Value	Losses	Value	Losses
Equity securities	$32	$2	$–	$–	$32	$2
Debt securities:
U.S. Treasury	1,085	48	–	–	1,085	48
Other U.S. government	1,152	10	–	–	1,152	10
Corporate	297	1	–	–	297	1
	$2,566	$61	$–	$–	$2,566	$61

The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the years ended July 31, 2010, July 31, 2009 and July 31, 2008:

	2010	2009	2008
Proceeds from sales	$15,375	$11,229	$15,132
Realized gross gains on sales	1,175	497	278
Realized gross losses on sales	38	376	31

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable is comprised of overdraft borrowings from a financial institution of $39,728, and borrowings under various short-term unsecured credit facilities of $344 as of July 31, 2010. The Company had available unsecured credit facilities which require no compensating balances, totaling approximately $140,227. In addition to providing short-term liquidity and overdraft protection, these facilities also support various programs (such as guarantee, performance bond and warranty) mandated by customers. At July 31, 2010, borrowings under these facilities were included in notes payable and an additional $46,702 was committed to various other programs. The weighted average interest rates on notes payable at the end of fiscal years 2010 and 2009 were 0.2% and 0.3%, respectively. The weighted average interest rates on the senior revolving credit facilities at the end of fiscal years 2010 and 2009 were 2.3% and 0.6%, respectively.

     Long-term debt consists of:

	2010	2009
Senior revolving credit facility, due in fiscal year 2015 (a)	$250,000	$–
Senior revolving credit facility, due in fiscal year 2011 (a)	–	280,000
5% Senior Notes, due in fiscal year 2020, net of discount (b)	373,027	–
Private placement senior notes, due in fiscal year 2013 (b)	–	280,000
Japanese Yen (“JPY”) denominated loan, due in fiscal year 2015 (c)	104,166	–
JPY denominated loan, due in fiscal year 2010 (c)	–	95,121
Other	16,116	19,897
	743,309	675,018
Fair value adjustment, net (d)	–	80
Total long-term debt	743,309	675,098
Current portion	(1,956)	(97,432)
Long-term debt, net of current portion	$741,353	$577,666

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(a)	On July 13, 2010, the Company entered into a five-year $500,000 unsecured senior revolving credit facility (the “New Facility”) with a syndicate of banks, which expires on July 13, 2015. The Company terminated the existing $500,000 senior revolving credit facility, which was due in fiscal year 2011 (the “Prior Facility”). Simultaneous with entry into the New Facility, the Company borrowed approximately $295,000, principally to: (1) redeem all $280,000 outstanding of the 6.00% Senior Notes due in fiscal year 2013 (the “Prior Notes”) and, (2) pay a portion of the redemption premium on the Prior Notes of $28,268 (other funds were used to pay the balance of approximately $13,268). In connection with the New Facility, the Company incurred deferred financing costs of $2,856, which will be amortized to interest expense over the term of the New Facility. In addition, the Company wrote-off approximately $139 of unamortized deferred financing costs related to the Prior Facility, which has been reflected as a loss on the extinguishment of debt. Letters of credit outstanding against the New Facility as of July 31, 2010 were approximately $12,606.

Borrowings under the new facility bear interest at either a variable rate based upon the London InterBank Offered Rate (U.S. dollar, British Pound, Euro, Swiss Franc and Japanese Yen borrowings) or the European Union Banking Federation Rate (Euro borrowings) or at the prime rate of the Facility Agent (U.S. dollar borrowing only). The New Facility contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. The financial covenants are as follows:

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

In addition, the New Facility includes other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of July 31, 2010, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.

(b)	On June 18, 2010, the Company issued $375,000 of publicly traded notes with an aggregate principal amount of its 5.00% Senior Notes, due 2020 (the “New Notes”). After the closing of the New Notes, the Company received proceeds (net of the discount on the New Notes of $2,006 and underwriting fees of $2,438) of $370,556. The Company used the net proceeds from this offering principally (1) to repay its then outstanding balance on the Prior Facility, and (2) for general corporate purposes. The Prior Notes, originally due August 1, 2012, were fully redeemed in July 2010 after the satisfaction of a 30-day notice period. In connection with this redemption, the Company recorded a loss on extinguishment of debt totaling $31,374, primarily comprised of the aforementioned redemption premium and the recognition of previously deferred financing costs related to the Prior Notes. In connection with the New Notes, the Company incurred deferred financing costs of $3,455, which will be amortized to interest expense over the term of the New Notes.

The notes are unsecured and unsubordinated obligations of the Company and rank pari passu to its other outstanding unsecured and unsubordinated indebtedness.

(c)	On May 26, 2010, the Company refinanced its loan of JPY 9 billion (approximately $104,166 as of July 31, 2010), which was due on June 20, 2010, to May 26, 2015. Under the new financing agreement, interest is fixed at a rate of 2.33%. Previously, the interest payments were at a variable rate based upon Yen LIBOR. The Company designated this borrowing as a non-derivative hedge of a portion of its net JPY investment in a Japanese subsidiary.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

(d)	Refer to Note 10, Financial Instruments and Risks & Uncertainties, for further discussion of the Company’s derivative financial instruments and hedging activities.

The aggregate annual maturities of long-term debt during fiscal years 2011 through 2015 are approximately as follows:

2011	$1,956
2012	1,568
2013	1,590
2014	1,639
2015	355,887

Interest expense, net, for fiscal years 2010, 2009 and 2008 is comprised of:

	2010	2009	2008
Interest expense(i)	$19,910	$36,864	$50,937
Interest income	5,586	8,728	18,361
Interest expense, net	$14,324	$28,136	$32,576

(i)	For fiscal years 2010, 2009 and 2008, interest expense included $(6,807), $7,684 and $11,470, respectively, related to Income taxes payable. See Note 11, Income Taxes for further discussion.

NOTE 9 – FAIR VALUE MEASUREMENTS

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

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2010:

		Fair Value Measurements
	As of
	Jul. 31, 2010	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$5,034	$5,034	$–	$–
Available-for-sale securities:
Equity securities	5,224	5,224	–	–
Debt securities:
Corporate	27,676	–	27,676	–
U.S. Treasury	19,209	–	19,209	–
Other U.S. government	20,163	–	20,163	–
Municipal government	1,001	–	1,001	–
CMO/mortgage-backed	256	–	256	–
Derivative financial instruments:
Foreign exchange forward contracts	2,166	–	2,166	–

Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	555	–	555	–

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value as of July 31, 2009:

		Fair Value Measurements
	As of
	Jul. 31, 2009	Level 1	Level 2	Level 3
Financial assets carried at fair value (a)
Money market funds	$50,173	$50,173	$–	$–
Available-for-sale securities:
Equity securities	7,114	7,114	–	–
Debt securities:
Corporate	23,680	–	23,680	–
U.S. Treasury	15,210	–	15,210	–
Other U.S. government	12,467	–	12,467	–
CMO/mortgage-backed	319	–	319	–
Derivative financial instruments:
Foreign exchange forward contracts	1,307	–	1,307	–

Financial liabilities carried at fair value
Derivative financial instruments:
Interest rate swap contract	688	–	688	–
Foreign exchange forward contracts	371	–	371	–

(a)
In fiscal year 2010, the Company determined that its investments in U.S. Treasury, Other U.S. government, CMO/mortgage-backed and Corporate debt securities, previously aggregated as available-for-sale debt securities and classified as Level 1 in the fair value hierarchy, should be classified as Level 2. Also, investments in money market funds were previously omitted from this disclosure. The Company adjusted the prior period information accordingly and has concluded that the adjustment to prior period disclosure is immaterial.

     The Company’s money market funds and equity securities are valued using quoted market prices and, as such, are classified within Level 1 of the fair value hierarchy.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The fair value of the Company’s investments in debt securities, have been valued utilizing third party pricing services. The pricing services use inputs to determine fair value which are derived from observable market sources including reportable trades, benchmark curves, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. These investments are included in Level 2 of the fair value hierarchy.

     The fair values of the Company’s foreign currency forward contracts were valued using pricing models, with all significant inputs derived from or corroborated by observable market data such as yield curves, currency spot and forward rates and currency volatilities. The fair value of the Company’s interest rate swap contract was determined based upon a non-binding valuation from the counterparty that is corroborated by observable market data such as JPY interest rates and yield curves. These investments are included in Level 2 of the fair value hierarchy.

     The Company completed its annual goodwill impairment test for all reporting units as discussed in Note 1, Accounting Policies and Related Matters and determined that no impairment existed. In addition, the Company had no impairment of goodwill in the prior year. In connection with the annual goodwill impairment test, the Company estimates the fair value of its reporting units using a market approach employing Level 3 inputs as defined in the fair value hierarchy.

NOTE 10 – FINANCIAL INSTRUMENTS AND RISKS & UNCERTAINTIES

     As of July 31, 2010, the Company had foreign currency forward contracts outstanding with notional amounts aggregating $207,098, whose fair values were a net asset of $1,611. As discussed in Note 8, Notes Payable and Long-term Debt, the Company refinanced its JPY 9 billion loan during the fourth quarter of fiscal year 2010. In conjunction with this refinancing, the previously existing variable to fixed rate interest rate swap that was used to lock in fixed cash outflows on its variable rate JPY 9 billion loan was settled. The Company used this swap to mitigate the associated risk of changes in market interest rates in Japan. As a result, the cumulative unrealized losses that were recorded in accumulated other comprehensive income has been reclassified into earnings. Under the new financing agreement, interest is at a fixed rate. The Company designated this borrowing as a non-derivative hedge of a portion of its net JPY investment in a Japanese subsidiary.

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

Foreign Exchange

a. Derivatives Not Designated as Hedging Instruments

     The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the twelve months ended July 31, 2010 and July 31, 2009 was $1,427,295 and $707,910, respectively.

b. Net Investment Hedges

     The risk management objective of designating the Company’s foreign currency loan as a hedge of a portion of its net investment in a wholly owned Japanese subsidiary is to mitigate the change in the fair value of the Company’s net investment due to changes in foreign exchange rates. The Company uses a JPY loan outstanding to hedge its equity of the same amount in the Japanese wholly owned subsidiary. The hedge of net investment consists of a JPY 9 billion loan.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Interest Rates

a. Cash Flow Hedges

     At July 31, 2010, there are no existing cash flow hedges. See above regarding the settlement of the previously existing variable to fixed rate interest rate swap.

     The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
		Fair
July 31, 2010	Balance Sheet Location	Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contract	Other current assets	$–	Other current liabilities	$–

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$2,166	Other current liabilities	$555
Total derivatives		$2,166		$555

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current
			portion	$104,166

	Asset Derivatives		Liability Derivatives
		Fair
July 31, 2009	Balance Sheet Location	Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contract	Other current assets	$–	Other current liabilities	$688

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,307	Other current liabilities	$371
Total derivatives		$1,307		$1,059

Nonderivative instruments designated as hedging instruments
Net investment hedge			Current portion of long-term debt	$95,121

     The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the years ended July 31, 2010 and July 31, 2009 are presented as follows:

Location of Loss
	Amount of Gain or (Loss)		Reclassified from	Amount of Loss Reclassified from
	Recognized in OCI on Derivatives		Accumulated OCI	Accumulated OCI into Earnings
	(Effective Portion)		into Earnings	(Effective Portion)(a)
	Jul. 31, 2010	Jul. 31, 2009	(Effective Portion)	Jul. 31, 2010	Jul. 31, 2009
Derivatives in cash
flow hedging
relationships
Interest rate swap
contract	$444	$(167)	Interest expense	$(1,024)	$(483)

(a)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the twelve months ended July 31, 2010 and July 31, 2009.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the years ended July 31, 2010 and July 31, 2009 are presented as follows:

	Location of Loss Recognized in	Amount of Loss Recognized in Earnings on
	Earnings on Derivatives	Derivatives
		Jul. 31, 2010	Jul. 31, 2009
Derivatives not designated as
hedging relationships
Foreign exchange forward	Selling, general and administrative
contracts	expenses	$(2,154)	$(4,156)

     The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the years ended July 31, 2010 and July 31, 2009 are presented as follows:

Location of Gain
or (Loss)
Reclassified from
Accumulated
	Amount of Loss		OCI into
	Recognized in OCI on		Earnings	Amount of Gain or (Loss) Reclassified from
	Derivatives		(Effective	Accumulated OCI into Earnings
	(Effective Portion)		Portion)	(Effective Portion) (b)
	Jul. 31, 2010	Jul. 31, 2009		Jul. 31, 2010	Jul. 31, 2009
Nonderivatives
designated as
hedging relationships
Net investment hedge	$(5,789)	$(7,488)	N/A	$–	$–

(b)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the years ended July 31, 2010 and July 31, 2009.

     The credit risk related to the interest rate swap and the foreign exchange forwards is considered low because such instruments are entered into only with financial institutions having high credit ratings and are generally settled on a net basis.

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

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

NOTE 11 – INCOME TAXES

     The components of earnings before income taxes are as follows:

	2010	2009	2008
Domestic operations	$15,331	$(9,193)	$27,437
Foreign operations	312,390	279,979	298,118
	$327,721	$270,786	$325,555

The provisions for income taxes consist of the following
items:
Current:
Federal, state and local	$11,109	$2,843	$49,166
Foreign	80,340	82,966	78,484
	91,449	85,809	127,650
Deferred:
Federal, state and local	(3,050)	(11,623)	(24,326)
Foreign	(1,926)	981	4,952
	(4,976)	(10,642)	(19,374)
	$86,473	$75,167	$108,276

A reconciliation of the provisions for income taxes follows:

	% of Pretax Earnings
	2010	2009	2008
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

Foreign income and withholding taxes,
net of U.S. foreign tax credits	(3.0)	(6.9)	(3.0)
Net unrecognized tax benefit adjustments (a)	(6.4)	(0.5)	0.4
U.S. tax credits	(0.2)	(0.9)	(0.2)
Other, net	1.0	1.1	1.0
Effective tax rate	26.4%	27.8%	33.2%

(a)	Represents changes in the Company’s net liability for unrecognized tax benefits related to tax positions in prior-years including changes in estimates, resolution of tax audits, and lapses of applicable statutes of limitation.

     As of July 31, 2010, the Company has not provided deferred taxes on approximately $871,574 of undistributed foreign subsidiaries’ earnings because it intends to invest substantially all such earnings in its foreign operations indefinitely. The additional U.S. and non-U.S. income and withholding taxes that would arise on the reversal of the temporary differences could be offset, in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income taxes and withholding taxes that might be payable on the remaining pool of undistributed earnings if a reversal of temporary differences occurred.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The components of the net deferred tax asset at July 31, are as follows:

	2010	2009
Deferred tax asset:
Tax loss and tax credit carry-forwards	$41,393	$33,286
Inventories	32,954	28,162
Compensation and benefits	37,651	30,045
Environmental	4,714	4,601
Accrued expenses	25,999	28,466
Amortization	6,335	9,264
Net pensions	67,970	67,847
Other	20,492	30,609
Gross deferred tax asset	237,508	232,280
Valuation allowance	(23,474)	(28,090)
Total deferred tax asset	214,034	204,190
Deferred tax liability:
Amortization	(12,549)	(8,065)
Plant and equipment	(25,990)	(32,189)
Revenue recognition	(16,591)	(15,337)
Undistributed foreign earnings	(3,570)	(4,466)
Other	(2,222)	(557)
Total deferred tax liability	(60,922)	(60,614)
Net deferred tax asset	$153,112	$143,576

     As of July 31, 2010, the Company had available tax net operating loss, tax capital loss and tax credit carry forwards subject to expiration as follows:

	Losses
Year of Expiration	Operating	Capital	Tax Credits
2011	$–	$3,392	$390
2012-2020	2,287	1,569	15,616
2021-2030	5,750	–	3,166
Subtotal	8,037	4,961	19,172
Indefinite	71,883	–	18
Total	$79,920	$4,961	$19,190

     In addition, the Company has various state net operating loss carryforwards that expire in varying amounts through fiscal year 2030.

     In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, management assesses the generation of sufficient taxable income from all sources, including the scheduled reversal of taxable temporary differences, tax-planning strategies and projected future operating income. To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. Based on these considerations, management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the July 31, 2010 valuation allowance.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits:

	2010	2009	2008
Beginning balance	$240,683	$242,287	$210,000
Increases for tax positions taken during the current year	31,645	17,753	26,232
Increases for tax positions taken in prior years	3,189	8,203	376
Decreases for tax positions taken in prior years	(31,344)	(16,951)	(1,039)
Settlements with tax authorities	(6,260)	(643)	(463)
Expiration of statutes of limitation	(6,785)	–	–
Translation and other	(3,872)	(9,966)	7,181
Ending balance	$227,256	$240,683	$242,287

     Included in the balance of unrecognized tax benefits at July 31, 2010, July 31, 2009 and July 31, 2008 respectively, are $164,177, $158,890 and $152,000 of tax benefits that, if recognized, would affect the effective tax rate.

     The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitations. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. As of July 31, 2010, the Company is subject to U.S. federal and state local income tax examinations for the fiscal tax years ended in 1999 through 2008, and to non-U.S. income tax examinations for the fiscal tax years ended in 2005 through 2009.

     During the fiscal year ended July 31, 2010, the amount of gross unrecognized tax benefits decreased primarily due to the resolution of certain foreign tax audits, the resolution of the U.S. federal tax audit covering fiscal years 1996 through 1998, and the expiration of certain foreign statutes of limitation.

     During the fiscal year ended July 31, 2010, the Company recorded net earnings from the reversal of interest and penalties of $8,992 and in total, as of July 31, 2010, has recognized a liability of $62,546 related to interest and penalties. During fiscal year ended July 31, 2009, the Company accrued interest and penalties of $7,011 and in total, as of July 31, 2009, had recognized a liability of $75,157 related to interest and penalties. During the fiscal year ended July 31, 2008, the Company accrued interest and penalties of $13,149.

     In September 2007, the Company deposited $135,000 with the Internal Revenue Service. A portion of this deposit has been reflected as a reduction of current income taxes payable and interest payable, with the remainder reflected as prepaid income taxes in other current assets on the Company’s consolidated balance sheet.

     Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $82,387.

     The amounts recorded in the consolidated financial statements reflect the Company’s current estimate of income tax liabilities as of July 31, 2010 including interest and penalties. As previously disclosed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K, the actual amounts due and payable upon final settlement of the matters that are under review by taxing authorities in the U.S. and other taxing jurisdictions may differ materially from the Company’s estimate. In particular, the Company may be subject to potential additional penalties that may be asserted by the U.S. and foreign taxing authorities of up to $124,632. In determining the probability of those potential additional penalties being assessed, the Company concluded that it was not more likely than not that those potential additional penalties will be assessed. As a result, the Company did not recognize the potential additional penalties of up to $124,632 in the consolidated financial statements as of July 31, 2010.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

NOTE 12 – ACCRUED AND OTHER NON-CURRENT LIABILITIES

     Accrued liabilities consist of the following:

	2010	2009
Payroll and related taxes	$128,953	$113,401
Benefits	15,208	16,490
Interest payable	25,277	36,568
Environmental remediation (a)	3,452	5,530
Deferred income taxes	103	5,649
Other	97,251	73,200
	$270,244	$250,838

     Other non-current liabilities consist of the following:

	2010	2009
Retirement benefits (b)	$243,564	$231,405
Interest payable – non-current	20,323	24,733
Deferred revenue (c)	9,513	11,667
Environmental remediation (a)	9,351	6,924
Other	12,838	13,217
	$295,589	$287,946

(a)	For further discussion regarding environmental remediation liabilities refer to Note 14, Contingencies and Commitments.

(b)	For discussion regarding retirement benefits refer to Note 13, Pension and Profit Sharing Plans and Arrangements.

(c)	On December 16, 2005, the Company sold the rights to its Western Hemisphere commercial aerospace aftermarket distribution channel for the Company’s products for a ten-year period to Satair. The proceeds received for the distribution rights were recorded as deferred revenue and are being amortized as an increase to sales over the life of the distribution agreement.

NOTE 13 – PENSION AND PROFIT SHARING PLANS AND ARRANGEMENTS

Defined Benefit Plans

     The Company provides substantially all domestic and foreign employees with retirement benefits. Funding policy for domestic plans, which is primarily comprised of a cash balance pension plan, is in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”); for foreign plans, funding is determined by local tax laws and other regulations. Pension costs charged to operations totaled $28,541, $23,240 and $25,363 in fiscal years 2010, 2009 and 2008, respectively.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Pension Plan Results for Defined Benefit Plans

     The following table reflects the change in benefit obligations, change in plan assets and funded status for these plans:

	U.S. Plans		Foreign Plans
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation - beginning of year	$210,575	$190,686	$332,489	$337,206
Curtailments and settlements	–	–	(93)	(1,098)
Service cost	7,954	8,132	4,868	4,723
Interest cost	12,213	12,426	17,684	16,025
Plan participant contributions	–	–	25	25
Plan amendments	4,053	3,147	–	–
Actuarial loss	14,462	7,657	39,936	25,402
Total benefits paid	(10,448)	(11,473)	(11,657)	(13,068)
Effect of exchange rates	–	–	(17,572)	(36,726)
Benefit obligation – end of year	238,809	210,575	365,680	332,489
Change in plan assets (a):
Fair value of plan assets – beginning of year	95,773	117,370	211,436	242,384
Curtailments and settlements	–	–	–	(1,069)
Actual return on plan assets	8,845	(14,547)	24,477	(4,785)
Company contributions	20,418	4,423	26,835	17,865
Plan participant contributions	–	–	25	25
Benefits paid from plan assets	(10,448)	(11,473)	(11,657)	(13,068)
Plan transfer	–	–	–	75
Effect of exchange rates	–	–	(9,233)	(29,991)
Fair value of plan assets - end of year	114,588	95,773	241,883	211,436
Funded status (a)	$(124,221)	$(114,802)	$(123,797)	$(121,053)

Accumulated benefit obligation	$215,548	$188,570	$355,109	$322,358

Plans with accumulated benefit obligations in excess
of plan assets consist of the following:
Accumulated benefit obligation	$215,548	$188,570	$354,183	$318,689
Projected benefit obligation	238,809	210,575	364,754	327,740
Plan assets at fair value	114,588	95,773	240,774	207,499

(a)	The Company has certain supplemental defined benefit plans, which provide benefits to eligible executives in the U.S. and employees abroad. The above tables do not include certain Company’s assets relating to these plans of $61,685 and $49,481 for the U.S. plans and $19,753 and $20,414 for the foreign plans as of July 31, 2010 and July 31, 2009, respectively. Liabilities, included in the tables above, related to these plans were $85,361 and $70,129 for the U.S. plans and $52,063 and $53,560 for the foreign plans as of July 31, 2010 and July 31, 2009, respectively.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

	U.S. Plans		Foreign Plans
	2010	2009	2010	2009
Amounts recognized in the balance sheet consists of:
Non-current assets	$–	$–	$183	$250
Current liabilities	(3,328)	(3,298)	(1,309)	(1,402)
Non-current liabilities	(120,893)	(111,504)	(122,671)	(119,901)
Net amount recognized	$(124,221)	$(114,802)	$(123,797)	$(121,053)

     Net periodic benefit cost for the Company’s defined benefit pension plans includes the following components:

	U.S. Plans			Foreign Plans
	2010	2009	2008	2010	2009	2008
Service cost	$7,954	$8,132	$7,998	$4,868	$4,723	$4,074
Interest cost	12,213	12,426	11,586	17,684	16,025	19,044
Expected return on plan assets	(8,092)	(8,455)	(8,760)	(13,309)	(13,132)	(15,862)
Amortization of prior service cost	1,813	1,538	1,221	256	235	256
Amortization of actuarial loss	2,432	1,056	1,869	2,765	701	4,399
Gain due to curtailments and settlements	–	–	–	(43)	(9)	(462)
Net periodic benefit cost	$16,320	$14,697	$13,914	$12,221	$8,543	$11,449

     Other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ending July 31, 2010 are as follows:

	U.S. Plans	Foreign Plans
Net actuarial loss	$13,709	$28,718
Recognized actuarial loss	(2,432)	(2,765)
Prior service cost	4,053	–
Recognized prior service cost	(1,813)	(256)
Effect of exchange rates on amounts included in accumulated other
comprehensive income	–	(4,695)
Total recognized in other comprehensive loss (before tax effects)	$13,517	$21,002
Total recognized in other comprehensive loss, net of tax effects	$8,651	$14,949
Total recognized in net periodic benefit cost and other comprehensive loss
(before tax effects)	$29,837	$33,223
Total recognized in net periodic benefit cost and other comprehensive loss,
net of tax effects	$19,096	$23,197

     Amounts recognized in accumulated other comprehensive income (before tax effects) as of July 31, 2010 are as follows:

		Foreign
	U.S. Plans	Plans	Total
Prior service cost	$11,651	$1,256	$12,907
Net loss	73,602	111,636	185,238
Total amounts recognized in accumulated other
comprehensive income	$85,253	$112,892	$198,145

     Amounts recognized in accumulated other comprehensive income (before tax effects) as of July 31, 2009 are as follows:

		Foreign
	U.S. Plans	Plans	Total
Prior service cost	$9,411	$1,227	$10,638
Net loss	62,325	90,663	152,988
Total amounts recognized in accumulated other
comprehensive income	$71,736	$91,890	$163,626

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     Amounts in accumulated other comprehensive income expected to be amortized as components of net periodic benefit cost during fiscal year 2011 are as follows:

		Foreign
	U.S. Plans	Plans	Total
Prior service cost	$1,823	$276	$2,099
Net actuarial loss	$4,964	$5,584	$10,548

Plan Assumptions

     The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost:

	U.S. Plans			Foreign Plans
	2010	2009	2008	2010	2009	2008
Assumptions used to determine
benefit obligations
Discount rate	5.25%	6.00%	6.75%	5.00%	5.66%	5.92%
Rate of compensation increase	4.63%	4.66%	4.69%	3.00%	3.01%	3.15%

Assumptions used to determine
net periodic benefit cost
Discount rate	6.00%	6.75%	6.25%	5.66%	5.92%	5.40%
Expected long-term rate of return on
plan assets	7.00%	7.00%	7.00%	5.92%	6.33%	6.44%
Rate of compensation increase	4.66%	4.69%	4.68%	3.01%	3.15%	2.94%

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

Plan Assets and Investment Policies

     The Company’s investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while preserving plan assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term return and risk. Plan assets are diversified across several investment managers and are generally invested in liquid funds that track broad market equity and bond indices. The target allocations for the plan assets (based on a weighted average) are 53% equity securities, 30% corporate and government securities, 17% to all other types of investments. Equity securities include investments in domestic and international companies. Fixed income securities include corporate bonds of companies from diversified industries and U.S. and foreign government treasury securities. Other types of investments include investments in a limited partnership, insurance contracts and commingled funds (which primarily represent investments in common collective trusts and fund of funds) which follow several different strategies. Plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The following table presents, for each of the fair value hierarchy levels (as defined in Note 9, Fair Value Measurements) the Company’s U.S. and Foreign defined benefit net pension plan assets as of July 31, 2010:

		Fair Value Measurements
	As of
	Jul. 31, 2010	Level 1	Level 2	Level 3
U.S. Plans
Assets
Investments
Equity securities	$57,773	$57,773	$–	$–
Debt securities:
Other U.S. government &
mortgage- backed	16,167	–	16,167	–
Corporate	13,719	–	13,719	–
U.S. Treasury	10,269	–	10,269	–
Other investments:
Limited partnership	6,794	–	–	6,794
Commingled funds	14,602	–	14,602	–
Total investments	119,324	57,773	54,757	6,794
Other receivables	412	412	–	–
Total assets	$119,736	$58,185	$54,757	$6,794

Liabilities
Payables	$5,148	$5,148	$–	$–
Total liabilities	5,148	5,148	–	–
Net U.S. pension assets	$114,588	$53,037	$54,757	$6,794

Foreign Plans
Cash equivalents	$8,260	$8,260	$–	$–
Equity securities	103,745	103,745	–	–
Debt securities:
Corporate	40,577	–	40,577	–
Government bonds	28,258	–	28,258	–
Other investments:
Commingled funds	41,023	–	39,405	1,618
Insurance contracts	12,309	–	–	12,309
Real estate funds	7,711	–	–	7,711
Net foreign pension assets	$241,883	$112,005	$108,240	$21,638

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The following table presents an analysis of changes during fiscal year 2010 in Level 3 plan assets, by plan asset class, for U.S. and Foreign pension plans using significant unobservable inputs to measure fair value:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Limited	Commingled	Insurance	Real estate
	Partnership	funds	Contracts	funds	Total
Beginning Balance at July 31, 2009	$6,184	$1,698	$13,210	$7,320	$28,412
Actual return on plan assets:
Assets held, end of year	610	38	431	839	1,918
Assets sold during the period	–	5	10	–	15
Purchases, sales, and
settlements, net	–	26	(209)	–	(183)
Exchange rate changes	–	(149)	(1,133)	(448)	(1,730)
Ending balance at July 31, 2010	$6,794	$1,618	$12,309	$7,711	$28,432

     The Plan’s investments in cash equivalents and equity securities are valued using quoted market prices and, as such, are classified within Level 1 of the fair value hierarchy.

     The fair value of the Plan’s investments in debt securities, have been valued utilizing third party pricing services. The pricing services use inputs to determine fair value which are derived from observable market sources including reportable trades, benchmark curves, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. These investments are included in Level 2 of the fair value hierarchy.

     The fair value of the Plan’s other investments included in Level 2 of the fair value hierarchy have been reported primarily using the net asset value per share of the investment as the practical expedient for measuring fair value as permitted for these types of investments.

     The fair value of the Plan’s other investments included in Level 3 of the fair value hierarchy have been valued using unobservable inputs and in some cases are subject to various redemption restrictions.

     Other receivables and payables are valued at cost, which approximates fair value.

Cash Flows

     Management’s estimate of the Company’s cash requirements for the defined benefit plans for the year ending July 31, 2011 is $46,986. This is comprised of expected benefit payments of $6,490, which will be paid directly to plan participants from Company assets, as well as expected Company contributions of $40,496. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ from current estimates.

     The following table provides the pension benefits expected to be paid to participants, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from plan assets:

Expected pension benefit payments
2011	$23,647
2012	23,760
2013	33,783
2014	26,760
2015	28,083
2016-2020	174,108

Defined Contribution Plans

     The Company’s 401(k) and profit sharing plan covers substantially all domestic employees of the Company and its participating subsidiaries, other than those employees covered by a union retirement plan. The Plan provides that participants may voluntarily contribute a percentage of their compensation and the Company will make a matching contribution equal to 100% of the first 3% of each participant’s contributions. The expense associated with the plan for fiscal years 2010, 2009, and 2008 was $6,010, $6,134 and $6,038, respectively.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The Company and its subsidiaries also participate in defined contribution pension plans primarily for the benefit of certain foreign employees. The expense associated with these plans was $12,178, $9,544 and $10,084 for fiscal years 2010, 2009 and 2008, respectively.

NOTE 14 – CONTINGENCIES AND COMMITMENTS

     With respect to the matters described below under the headings Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or insurance recoveries have been reflected in the consolidated financial statements as of July 31, 2010 as these amounts are not probable or estimable.

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

Shareholder Derivative Lawsuits:

     On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County, relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Annual Report on Form 10-K. These actions purported to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs alleged that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006 and the first three quarters of fiscal year 2007. The complaints sought unspecified compensatory damages on behalf of the Company, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints for failure to make a demand upon the Company’s board of directors, which motions were granted on April 30 and May 2, 2008. On September 19, 2008, the same two plaintiffs filed a derivative lawsuit in New York Supreme Court, Nassau County, which was served on the Company on September 26, 2008 (the “September Derivative”). This action purports to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter. In addition, the plaintiffs allege that the board’s refusal of their demand to commence an action against the defendants was not made in good faith. The plaintiffs and the Company agreed to stay this proceeding pending resolution of the Company’s motion to dismiss in the federal securities class action lawsuit related to the tax matter after which resolution the plaintiffs and the Company agreed to confer about a schedule for the defendants’ time to answer or otherwise respond to the complaint.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

On September 21, 2009, the United States District Court for the Eastern District of New York denied the Company’s motion to dismiss the consolidated amended complaint in the federal securities class action lawsuit. On October 9, 2009, the Company moved for certification for interlocutory appeal in the federal securities class action lawsuit, and the Court denied the motion by Memorandum and Order entered November 25, 2009. The September Derivative is still stayed.

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

     The Company’s balance sheet at July 31, 2010 contains environmental liabilities of $12,803, which relate to the items discussed below. In the opinion of Company management, the Company is in substantial compliance with applicable environmental laws and regulatory orders and its accruals for environmental remediation are adequate at this time.

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

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     In February 2004, the Court instructed Gelman to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan. Gelman submitted its Feasibility Study as instructed. The State also submitted its plan for remediating this area of contamination to the Court. On December 17, 2004, the Court issued its Order and Opinion Regarding Remediation and Contamination of the Unit E Aquifer (the “Order”) to address an area of groundwater contamination not addressed in the previously approved plan. Gelman is implementing the requirements of the Order.

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

     By letter dated June 15, 2007, the Michigan Department of Environmental Quality, which is now known as the Department of Natural Resources and Environment (“DNRE”), claimed Gelman was in violation of the Consent Judgment and related work plans due to its failure to operate a groundwater extraction well in the Evergreen Subdivision at the approved minimum purge rate. The DNRE sought to assess stipulated penalties. Gelman filed a Petition for Dispute Resolution with the Court on July 6, 2007 contesting these penalties. Prior to the hearing on Gelman’s petition, the parties met and the DNRE agreed to waive these penalties in exchange for Gelman’s agreement to perform additional investigations in the area. The Court entered a Stipulated Order to this effect on August 7, 2007. Since then, Gelman has installed several monitoring wells requested by the State. Representatives of Gelman and the State met on December 10, 2007 to discuss the data obtained from these wells and to plan further investigative activities. On April 15, 2008, Gelman submitted two reports summarizing the results of the investigation to date. Gelman also submitted a “capture zone analysis” that confirmed that Gelman was achieving the cleanup objective for the Evergreen Subdivision system. On June 23, 2008, the State provided its response to these reports. The response also addressed outstanding issues regarding several other areas of the site. In its response, the State asked the Company to undertake additional investigation in the Evergreen Subdivision area and in other areas of the site to more fully delineate the extent of contamination. The State also asked the Company to capture additional contaminated groundwater in the Wagner Road area, near the Gelman property, unless the Company can show that it is not feasible to do so. Gelman proposed to the DNRE several modifications to the Consent Judgment on August 1, 2008 and met with the DNRE to discuss these modifications (and other outstanding issues) on September 15, 2008. The parties agreed that Gelman would prepare and submit to the DNRE an outline for modifications to the existing Consent Judgment (and Administrative Orders) by October 15, 2008 and that the parties would meet thereafter to discuss. On April 29, 2009, the Court issued an order that sets forth a schedule for the various steps that must be taken to implement agreed upon modifications to the cleanup program. Pursuant to that schedule, the Company submitted its Comprehensive Proposal to Modify Cleanup Program (the “Proposal”) to the State on May 4, 2009. On June 15, 2009, the State refused to approve the Company’s Proposal. Pursuant to the Court-imposed schedule, the Company filed pleadings identifying areas of dispute and motions seeking approval of its Proposal on August 18, 2009. The DNRE did not file any pleadings regarding the Company’s Proposal, but did file a motion to enforce the existing Consent Judgment that asks the Court to order the Company to undertake additional response activities with regard to certain portions of the site. The DNRE’s motion does not seek monetary damages. The Court has not indicated the exact process by which it will resolve these disputes. The State and the Company have met several times during fiscal year 2010 in order to resolve the outstanding disputes and a status conference meeting with the Court is scheduled for October 18, 2010. It is reasonably possible that the results of these negotiations may result in a material increase to the Company’s environmental reserves beyond those accrued in its consolidated balance sheet at July 31, 2010, however, the impact is not currently estimable.

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

     Pursuant to FDEP requirements, the Company installed additional on-site and off-site monitoring wells during 2006, 2007, 2008 and 2009. Additional monitoring wells were installed in fiscal year 2010 and monitoring results provided to the FDEP. Once the delineation has been declared complete by FDEP, the Company will complete and submit a Site Assessment Report Addendum, summarizing the soil and groundwater contamination, delineation and remediation.

     Active remediation through the fourth quarter of fiscal year 2010 was performed in accordance with work defined in the ISRP and addenda approved by FDEP. Additional remediation is scheduled to satisfy site closure requirements, which include (1) no free product contaminants, (2) shrinking or stable plumes, and (3) prevention of future exposure of the public or environment through recordation of restrictive covenants prohibiting groundwater use. The first two requirements will be demonstrated through groundwater monitoring. The Company has secured restrictive covenants (the third requirement) for the three properties immediate, down gradient and continues negotiation of additional restrictive covenants with the owners of two additional down gradient properties. A local law firm is assisting Company management during negotiations with the owners of adjacent properties regarding the restrictive covenants.

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

     The Company met with NYSDEC representatives on April 12, 2007 to discuss a possible settlement of liability for OU-1 and for the contamination in the deep groundwater zone, termed OU-2. NYSDEC would not agree to settle OU-2 because a remedial investigation has not been completed. After numerous settlement discussions, the Company and NYSDEC executed on September 23, 2009 a Consent Decree settling liability for OU-1. On October 23, 2009, the Consent Decree was entered by the clerk of the Federal District Court for the Eastern District of New York and became effective. Pursuant to the Consent Decree, the Company paid on November 19, 2009 $2 million (which was previously accrued) in exchange for a broad release of OU-1 claims and liability. Claims and losses arising out of or in connection with OU-2 or any damages to the State’s natural resources are excluded from the settlement. The ROD for OU-2 has been deferred by NYSDEC until additional data is available to delineate contamination and select an appropriate remedy. NYSDEC requested that the Company and Photocircuits enter into a joint Order on Consent for the remedial investigation. Photocircuits was not willing to enter into an Order and the Company was informed by NYSDEC that it would undertake the OU-2 investigation at the Photocircuits property. Photocircuits filed for Chapter 11 bankruptcy in October 2005 and, in or about March 2006, the assets of Photocircuits’ Glen Cove facility were sold to American Pacific Financial Corporation (“AMPAC”). AMPAC operated the facility under the Photocircuits name, but closed it on or about April 15, 2007. A Final Decree and Order closing Photocircuits’ Chapter 11 bankruptcy case was entered by the U.S. Bankruptcy Court on September 16, 2009 and no distributions were made to general unsecured creditors, which included the Company.

     In July 2007, NYSDEC commenced the OU-2 investigation at both the Photocircuits and Pall sites. The Company has retained an engineering consultant to oversee NYSDEC’s OU-2 work. NYSDEC's OU-2 investigation continues to be ongoing.

     Effective August 14, 2010, the Company and the State entered into a Tolling Agreement pursuant to which the time between August 14, 2010 and January 31, 2012, or such date as the State files suit, will not be included when computing the statute of limitations applicable to the commencement of any action by the State in connection with claims and losses arising out of OU-2 or natural resource damages associated with OU-1 or OU-2.

Hauppauge, New York:

     On December 3, 2004, a third-party action was commenced against the Company in the U.S. District Court for the Eastern District of New York in connection with groundwater contamination. In the primary action, plaintiff Anwar Chitayat (“Chitayat” or the “plaintiff”) sought recovery against defendants Vanderbilt Associates and Walter Gross for environmental costs allegedly incurred, and to be incurred, in connection with the disposal of hazardous substances from a property located in Hauppauge, New York (the “Site”). The Site is a property located in the same industrial park as a Company facility. Vanderbilt Associates is the prior owner of the site and Walter Gross was a partner in Vanderbilt Associates. Following Mr. Gross’ death in 2005, Barbara Gross was substituted as a third-party plaintiff. Ms. Gross claimed that the Company is responsible for releasing hazardous substances into the soil and groundwater at its property, which then migrated to the Site, and sought indemnification and contribution under Section 113 of CERCLA from third-party defendants, including the Company, in the event she was liable to Chitayat.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     Chitayat alleged that prior to 1985, Vanderbilt Associates leased the Site to Sands Textiles Finishers, Inc. for textile manufacturing and dry cleaning. Chitayat alleged that hazardous substances were disposed at the Site during the time period that Mr. Gross and Vanderbilt Associates owned and/or operated the Site, which migrated from the Site to surrounding areas. Chitayat alleged that in August 1998, he entered into a Consent Order with the NYSDEC which resulted in NYSDEC investigating the Site and developing a remediation plan, and required Chitayat to reimburse the State via a periodic payment plan and that the total response costs will exceed $3,000.

     In 2005, the plaintiff moved to amend his complaint to add a claim for contribution under Section 113 of CERCLA against the Company, and the Company opposed the proposed amendment. In March 2006, the Court terminated the plaintiff’s motion to amend, and plaintiff has not renewed his motion. As a result, the only claim asserted against the Company is by Barbara Gross.

     The NYSDEC designated two operable units (“OU”) associated with the Site. OU-1 relates to the “on-site” contamination at 90, 100 and 110 Oser Avenue, and represents the geographic area which Chitayat alleges will result in response costs in excess of $3,000. OU-2 relates to off-site groundwater contamination migrating away from the Site. In January 2006, the NYSDEC issued a ROD selecting a remedial program for OU-2 which is projected to cost approximately $4,500 to implement.

     Fact discovery in the case was completed in January 2006. Expert discovery was concluded in May 2006. Third-party defendants, including the Company, filed motions for summary judgment on October 6, 2006. Plaintiff filed opposition papers with the Court on November 6, 2006, and the moving third-party defendants, including the Company, filed reply papers on November 20, 2006.

     On March 22, 2010, the Court granted summary judgment in favor of all third-party defendants, including the Company, and dismissed the plaintiff’s complaint. Due to the plaintiff’s failure to file an appeal or extension within the applicable statute of limitations, the case is now closed.

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

Other Commitments and Contingencies:

     The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. Other than those legal proceedings and claims discussed above, the Company did not have any current other legal proceedings and claims that would individually or in the aggregate have a reasonably possible materially adverse affect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in several of these legal matters in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

     The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of July 31, 2010 and July 31, 2009 is immaterial to the financial position of the Company as is the change in the accrual for fiscal year 2010 to the Company’s consolidated results of operations, cash flows and financial position.

     As of July 31, 2010, the Company had surety bonds outstanding relating primarily to its long-term contracts with governmental agencies of approximately $170,018.

     The Company and its subsidiaries lease office and warehouse space, automobiles, computers and office equipment. Rent expense for all operating leases amounted to approximately $33,601 in 2010, $31,601 in 2009, and $30,818 in 2008. Future minimum rental commitments at July 31, 2010, for all non-cancelable operating leases with initial terms exceeding one year are $23,128 in 2011; $17,732 in 2012; $10,911 in 2013; $7,092 in 2014; $3,022 in 2015 and $6,283 thereafter.

     The Company and its subsidiaries have various non-cancelable purchase commitments for goods or services with various vendors that have terms in excess of one year. Future purchase commitments at July 31, 2010, for the aforementioned purchase commitments are $23,119 in 2011; $6,421 in 2012; $6,285 in 2013, $3,516 in 2014, $396 in 2015 and $2,306 thereafter.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

NOTE 15 – COMMON STOCK

Stock Repurchase Programs

     On November 15, 2006, the board authorized an expenditure of $250,000 to repurchase shares. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. Total repurchases in fiscal year 2010 were 2,720 shares at an aggregate cost of $99,999, with an average price per share of $36.76. The aggregate cost of repurchases in fiscal years 2009 and 2008 was $96,439 (3,347 shares at an average price per share of $28.81) and $148,850 (4,056 shares at an average price per share of $36.70), respectively. As of July 31, 2010, $352,944 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

Stock Plans

     The Company currently has four stock-based employee and director compensation award types (Stock Option, Restricted Stock Unit (“RSU”), Management Stock Purchase Plan (“MSPP”) and the Employee Stock Purchase Plan (“ESPP”)), which are described more fully below under the captions Stock Purchase Plans and Stock Option and Restricted Stock Unit Plans. The detailed components of stock-based compensation expense recorded in the consolidated statements of earnings for the years ended July 31, 2010, July 31, 2009 and July 31, 2008 are illustrated in the table below.

	July 31, 2010	July 31, 2009	July 31, 2008
Stock options	$4,849	$4,627	$3,092
Restricted stock units	11,314	10,136	6,609
Employee stock purchase plan (“ESPP”)	4,488	4,939	3,957
Management stock purchase plan (“MSPP”)	3,965	3,782	2,401
Total	$24,616	$23,484	$16,059

     The following table illustrates the income tax effects related to stock-based compensation for the fiscal years:

	2010	2009	2008
Excess tax benefits in cash flows from
financing activities	$2,671	$457	$1,802
Tax benefit recognized related to
total stock-based compensation expense	7,159	6,288	4,710
Actual tax benefit realized for tax deductions
from option exercises of stock-based
payment arrangements	8,301	3,949	3,738

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The following weighted average assumptions were used in estimating the fair value of stock options and ESPP shares granted during the fiscal years using a Black-Scholes-Merton option pricing formula:

	2010	2009	2008
Stock Options
Weighted average fair value at
grant date	$10.44	$6.79	$8.29
Valuation assumptions:
Expected dividend yield	2.0%	1.8%	1.7%
Expected volatility	35.2%	31.9%	24.9%
Expected life (years)	5	5	5
Risk-free interest rate	2.2%	1.8%	2.9%

	2010	2009	2008
ESPP Shares
Weighted average fair value at
grant date	$8.28	$7.99	$9.14
Valuation assumptions:
Expected dividend yield	1.9%	1.9%	1.3%
Expected volatility	31.3%	56.1%	33.7%
Expected life (years)	½ year	½ year	½ year
Risk-free interest rate	0.2%	0.7%	2.7%

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

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which vest over a three year period for matches prior to August 1, 2003 and vest over four years for matches made thereafter. Such restricted units aggregated 1,014 and 1,020 as of July 31, 2010 and July 31, 2009, respectively. As of July 31, 2010, there was $6,954 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 2.5 years.

     The following is a summary of MSPP activity during the fiscal years:

	2010	2009	2008
Deferred compensation and cash
contributions	$3,232	$5,382	$4,034
Fair value of restricted stock units vested	$3,853	$1,757	$1,172
Vested units distributed	200	158	159

     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. For the years ended July 31, 2010, July 31, 2009 and July 31, 2008, the Company issued 619, 567 and 462 shares at an average price of $24.59, $22.28 and $31.75, respectively.

     Both plans provide for accelerated vesting if there is a change in control (as defined in the plans). All of the above shares were issued from treasury stock.

Stock Option and Restricted Stock Unit Plans

     The Company has adopted several plans that provide for the granting of stock options to employees and non-employee directors at option prices equal to the market price of the common stock at the date of grant. On November 17, 2004, the Company’s shareholders approved the 2005 Stock Plan. As a result of such approval, the compensation committee of the board of directors (a) amended the 2001 Stock Option Plan for non-employee directors to reduce the total number of shares remaining available for grants from 261 to 150, and (b) terminated all other stock plans, except that options then outstanding thereunder remained in effect in accordance with their terms. Up to 8,700 shares are issuable under the 2005 Stock Plan. Both plans provide for accelerated vesting if there is a change in control (as defined in the plans). The 2005 Stock Plan permits the Company to grant to its employees and non-employee directors other forms of equity compensation in addition to stock options (that is, restricted shares, restricted units, performance shares and performance units).

     The fair value of the restricted unit awards are determined by reference to the closing price of the stock on the date of the award, and are charged to earnings over the service periods during which the awards are deemed to be earned; four years, in the case of units awarded to employees and upon grant, in the case of the annual award units to non-employee directors. The annual award units granted to non-employee directors of the Company (and any related dividends paid in the form of additional units) are converted to shares once the director ceases to be a member of the board of directors. A total of 34 and 44 annual award units were granted during the years ended July 31, 2010 and July 31, 2009, respectively, with weighted-average fair market values of $36.69 and $27.98 per share, respectively. Restricted stock units granted to employees cliff-vest after the fourth anniversary of the date of grant. Dividends on unvested restricted stock units vest at the same time as the restricted units for which the dividends were recorded and are forfeitable if the participant does not vest in the original award.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     A summary of restricted stock unit activity, excluding annual award units, for the 2005 Stock Plan during the year ended July 31, 2010, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at August 1, 2009	1,216	$33.10
Granted	356	$36.81
Vested	(277)	$27.55
Forfeited	(63)	$32.93
Nonvested at July 31, 2010	1,232	$35.38

     As of July 31, 2010 there was $26,987 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 3.0 years.

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

     A summary of option activity for all stock option plans during the year ended July 31, 2010 is presented below:

		Weighted	Weighted-
		-Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Options	Shares	Price	Contractual Term	Value
Outstanding at August 1, 2009 (a)	3,724	$28.04
Granted	535	37.00
Exercised	(365)	22.77
Forfeited or Expired	(45)	31.33
Outstanding at July 31, 2010	3,849	$29.75	3.8	$34,341
Expected to vest at July 31, 2010	1,379	$34.05	5.6	$6,224
Exercisable at July 31, 2010	2,437	$27.24	2.7	$27,966

(a)	This amount differs from the 2009 Form 10-K relating to option grants to the chairman and chief executive officer in fiscal years 2007 - 2009 that inadvertently exceeded a limitation applicable to option awards under the Pall Corporation 2005 Stock Compensation Plan, and the excess options were determined to be void as of the grant date. The effects of the void options on stock-based compensation expense were immaterial to the results of operations for all periods impacted.

     As of July 31, 2010, there was $9,376 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years. The total intrinsic value of options exercised during the years ended July 31, 2010, July 31, 2009 and July 31, 2008 was $5,628, $1,387, and $3,760, respectively. The intrinsic value is the result of multiplying shares by the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

     As of July 31, 2010, approximately 6,305 shares of common stock of the Company were reserved for stock-based compensation plans. Of the 6,305 shares, approximately 3,182 shares are reserved for vested awards and approximately 3,123 shares are reserved for unvested awards. The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.

NOTE 16 – INCENTIVE COMPENSATION PLANS

     The plans provide additional compensation to officers and key employees of the Company and its subsidiaries based upon the achievement of specified goals. The compensation committee of the board of directors establishes the goals on which the Company’s executive officers are compensated, and management establishes the goals for other covered employees. The aggregate amounts charged to expense in connection with the plans were $27,350, $19,857 and $27,394 for fiscal years 2010, 2009 and 2008, respectively.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

     The Company has elected to report comprehensive income in the consolidated statements of stockholders’ equity. The changes in the components of other comprehensive income (loss) are as follows:

	Pretax		Net
	Amount	Tax Effect	Amount
2010
Foreign currency translation	$(31,167)	$1,401	$(29,766)
Pension liability adjustment	(34,519)	10,919	(23,600)
Unrealized investment gains (a)	2,692	(691)	2,001
Unrealized gains on derivatives	688	(244)	444
Other comprehensive loss	$(62,306)	$11,385	$(50,921)

2009
Foreign currency translation	$(50,115)	$(2,299)	$(52,414)
Pension liability adjustment	(69,293)	21,638	(47,655)
Unrealized investment gains (a)	958	122	1,080
Unrealized losses on derivatives	(256)	89	(167)
Other comprehensive loss	$(118,706)	$19,550	$(99,156)

2008
Foreign currency translation	$32,440	$4,298	$36,738
Pension liability adjustment	6,853	(1,139)	5,714
Unrealized investment losses (a)	(808)	350	(458)
Unrealized losses on derivatives	(277)	83	(194)
Other comprehensive income	$38,208	$3,592	$41,800

(a)	The unrealized gains (losses) on available-for-sale securities, net of related taxes, consisted of the following:

	2010	2009	2008
Net unrealized gains/(losses) arising during the period, net of tax
(expense)/benefit of $(691), $122 and $350 in 2010, 2009 and
2008, respectively	$4,880	$(958)	$(509)
Realized gain included in net earnings for the period	(2,879)	–	–
Adjustment for unrealized loss included in net earnings due to
impairment	–	2,038	51
Other comprehensive income/(loss)	$2,001	$1,080	$(458)

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

NOTE 18 – SEGMENT INFORMATION AND GEOGRAPHIES

     The Company serves customers through two global vertically integrated businesses: Life Sciences and Industrial.

     Refer to Note 1, Accounting Policies and Related Matters, regarding the Company reorganization of its operating segments during the fourth quarter of fiscal year 2010. Based on this reorganization, segment information for prior periods has been restated to reflect these changes. All discussions and amounts reported in this report are based on the reorganized segment structure.

     The Life Sciences business group is focused on developing, manufacturing and selling products to customers in the Medical, BioPharmaceuticals and Food & Beverage markets. The Industrial business group is focused on developing, manufacturing and selling products to customers in the Aeropower, Microelectronics and Energy & Water markets. The chief executive officer manages the Company and makes key decisions about the allocation of Company resources based on the two businesses. The Company’s reportable segments, which are also its operating segments, consist of its two vertically integrated businesses, Life Sciences and Industrial.

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

     Expenses associated with the corporate operations, interest expense, net, the provision for income taxes, as well as restructuring and other charges are currently excluded from the measurement and evaluation of the profitability of the Company’s reportable segments.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

SEGMENT INFORMATION:	2010	2009	2008
SALES:
Life Sciences	$1,237,835	$1,166,275	$1,227,736
Industrial	1,164,097	1,162,883	1,343,909
Total	$2,401,932	$2,329,158	$2,571,645

OPERATING PROFIT:
Life Sciences	280,089	234,055	237,292
Industrial	164,544	152,068	206,337
Total operating profit	444,633	386,123	443,629
General corporate expenses	53,411	56,478	53,960
Earnings before ROTC, interest expense, net, loss on extinguishment
of debt and income taxes	391,222	329,645	389,669
ROTC	17,664	30,723	31,538
Interest expense, net	14,324	28,136	32,576
Loss on extinguishment of debt	31,513	–	–
Earnings before income taxes	$327,721	$270,786	$325,555

DEPRECIATION AND AMORTIZATION:
Life Sciences	$54,882	$51,838	$53,426
Industrial	36,922	36,170	38,381
Subtotal	91,804	88,008	91,807
Corporate	1,824	1,431	1,398
Total	$93,628	$89,439	$93,205

CAPITAL EXPENDITURES:
Life Sciences	$59,882	$73,915	$71,704
Industrial	32,175	42,033	33,631
Subtotal	92,057	115,948	105,335
Corporate/Shared Services	44,256	17,101	18,519
Total	$136,313	$133,049	$123,854

IDENTIFIABLE ASSETS:
Life Sciences	$1,068,697	$1,020,194
Industrial	903,740	924,948
Subtotal	1,972,437	1,945,142
Corporate/Shared Services	1,026,775	895,670
Total	$2,999,212	$2,840,812

GEOGRAPHIC INFORMATION:
SALES:
Western Hemisphere	$789,361	$769,702	$810,659
Europe	945,952	960,307	1,106,983
Asia	666,619	599,149	654,003
Total	$2,401,932	$2,329,158	$2,571,645

IDENTIFIABLE ASSETS:
Western Hemisphere	$1,098,019	$1,074,641
Europe	621,959	643,184
Asia	304,671	271,212
Eliminations	(52,212)	(43,895)
Subtotal	1,972,437	1,945,142
Corporate/Shared Services	1,026,775	895,670
Total	$2,999,212	$2,840,812

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     Sales by the Company’s U.S. operations to unaffiliated customers totaled approximately $733,000, $715,000 and $754,000 in fiscal years 2010, 2009 and 2008, respectively. Included therein are export sales of approximately $43,300, $86,000 and $66,000 in fiscal years 2010, 2009 and 2008, respectively. Sales by the Company’s subsidiaries in Germany amounted to approximately $225,000, $234,000 and $278,000 in fiscal years 2010, 2009 and 2008, respectively. Sales by the Company’s subsidiary in Japan amounted to approximately $230,000, $214,000 and $235,000 in fiscal years 2010, 2009 and 2008, respectively. The Company considers its foreign operations to be of major importance to its future growth prospects. The risks related to the Company’s foreign operations include the local political and regulatory developments as well as the regional economic climate.

PALL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at				Balance at
	Beginning	Additions to		Translation	End
Description	of Year	Reserve	Write-offs	Adjustments	of Year
Allowance for doubtful
accounts:
Year Ended:
July 31, 2010	$10,602	$1,349	$(825)	$(322)	$10,804
July 31, 2009	$10,929	$2,864	$(2,584)	$(607)	$10,602
July 31, 2008	$11,810	$2,544	$(4,151)	$726	$10,929