Form 10-Q
period 2010-10-31
PALL CORP
filed 2010-12-10
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 001-04311

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

     The number of shares of the registrant’s common stock outstanding as of December 1, 2010 was 115,472,003.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of October 31, 2010 and July 31, 2010.	3
	Condensed Consolidated Statements of Earnings for the three months ended
	October 31, 2010 and October 31, 2009.	4
	Condensed Consolidated Statements of Cash Flows for the three months ended
	October 31, 2010 and October 31, 2009.	5
	Notes to Condensed Consolidated Financial Statements.	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	28
Item 4.	Controls and Procedures.	29
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	30
Item 1A.	Risk Factors.	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 6.	Exhibits.	31
SIGNATURES		32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Oct. 31, 2010	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$479,377	$498,563
Accounts receivable	565,438	566,499
Inventories	454,410	415,046
Prepaid expenses	40,894	31,288
Other current assets	197,966	191,363
Total current assets	1,738,085	1,702,759
Property, plant and equipment	725,499	706,435
Goodwill	288,520	283,822
Intangible assets	67,826	68,827
Other non-current assets	259,125	237,369
Total assets	$3,079,055	$2,999,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$44,105	$40,072
Accounts payable and other current liabilities	459,384	456,651
Income taxes payable	104,627	120,051
Current portion of long-term debt	1,959	1,956
Dividends payable	–	18,475
Total current liabilities	610,075	637,205
Long-term debt, net of current portion	729,683	741,353
Income taxes payable – non-current	144,164	134,851
Deferred taxes and other non-current liabilities	310,211	303,453
Total liabilities	1,794,133	1,816,862

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	225,182	217,696
Retained earnings	1,444,482	1,394,321
Treasury stock, at cost	(419,846)	(412,335)
Stock option loans	(131)	(224)
Accumulated other comprehensive income/(loss):
Foreign currency translation	147,881	97,249
Pension liability adjustment	(132,154)	(132,577)
Unrealized investment gains	6,712	5,424
	22,439	(29,904)
Total stockholders’ equity	1,284,922	1,182,350
Total liabilities and stockholders’ equity	$3,079,055	$2,999,212

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	Oct. 31, 2010	Oct. 31, 2009
Net sales	$605,477	$546,939
Cost of sales	296,804	276,741
Gross profit	308,673	270,198

Selling, general and administrative expenses	182,298	176,658
Research and development	20,169	17,249
Restructuring and other charges, net	1,409	4,057
Interest expense/(income), net	7,294	(2,606)
Earnings before income taxes	97,503	74,840
Provision for income taxes	26,094	7,857

Net earnings	$71,409	$66,983

Earnings per share:
Basic	$0.61	$0.57
Diluted	$0.61	$0.56

Dividends declared per share	$0.160	$0.145

Average shares outstanding:
Basic	116,292	117,686
Diluted	117,821	118,847

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	Oct. 31, 2010	Oct. 31, 2009
Operating activities:
Net cash provided by operating activities	$58,686	$73,040

Investing activities:
Capital expenditures	(25,358)	(37,081)
Proceeds from sale of retirement benefit assets	20,259	5,273
Purchases of retirement benefit assets	(31,253)	(5,526)
Other	(1,036)	(969)
Net cash used by investing activities	(37,388)	(38,303)

Financing activities:
Notes payable	3,669	2,622
Dividends paid	(36,976)	(33,913)
Net proceeds from stock plans	13,989	8,162
Purchase of treasury stock	(25,000)	–
Long-term borrowings	35,021	–
Repayments of long-term debt	(55,516)	(532)
Excess tax benefits from stock-based compensation
arrangements	1,288	291
Net cash used by financing activities	(63,525)	(23,370)
Cash flow for period	(42,227)	11,367
Cash and cash equivalents at beginning of year	498,563	414,011
Effect of exchange rate changes on cash and cash
equivalents	23,041	8,156
Cash and cash equivalents at end of period	$479,377	$433,534
Supplemental disclosures:
Interest paid	$2,305	$10,243
Income taxes paid (net of refunds)	34,049	23,393

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial information of Pall Corporation and its subsidiaries (hereinafter collectively called the “Company”) included herein is unaudited. Such information reflects all adjustments of a normal recurring nature, which are, in the opinion of Company management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (“2010 Form 10-K”).

NOTE 2 - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In October 2009, the Financial Accounting Standards Board issued updated guidance amending existing revenue recognition accounting pronouncements that have multiple element arrangements. This guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, some companies may recognize revenue on transactions that involve multiple deliverables earlier than under previously existing authoritative guidance. This new authoritative guidance is effective with the Company’s first quarter of fiscal year 2011. The adoption of this authoritative guidance did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - BALANCE SHEET DETAILS

     The following tables provide details of selected balance sheet items:

	Oct. 31, 2010	July 31, 2010
Accounts receivable:
Billed	$503,675	$493,563
Unbilled	72,746	83,740
Total	576,421	577,303
Less: Allowances for doubtful accounts	(10,983)	(10,804)
	$565,438	$566,499

Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Oct. 31, 2010	July 31, 2010
Inventories:
Raw materials and components	$140,174	$125,270
Work-in-process	61,006	49,290
Finished goods	253,230	240,486
	$454,410	$415,046

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Oct. 31, 2010	July 31, 2010
Property, plant and equipment:
Property, plant and equipment	$1,606,998	$1,551,538
Less: Accumulated depreciation
and amortization	(881,499)	(845,103)
	$725,499	$706,435

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

The following table presents goodwill, allocated by reportable segment.

	Oct. 31, 2010	July 31, 2010
Life Sciences	$130,453	$126,854
Industrial	158,067	156,968
	$288,520	$283,822

Intangible assets, net, consist of the following:

	Oct. 31, 2010
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$101,646	$59,531	$42,115
Customer-related intangibles	26,321	4,296	22,025
Trademarks	6,625	4,323	2,302
Other	3,562	2,178	1,384
	$138,154	$70,328	$67,826

	July 31, 2010
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$99,825	$57,210	$42,615
Customer-related intangibles	26,100	3,511	22,589
Trademarks	6,438	4,196	2,242
Other	3,488	2,107	1,381
	$135,851	$67,024	$68,827

     Amortization expense for intangible assets for the three months ended October 31, 2010 and October 31, 2009 was $3,196 and $2,621, respectively. Amortization expense is estimated to be approximately $9,745 for the remainder of fiscal year 2011, $12,751 in fiscal year 2012, $8,900 in fiscal year 2013, $7,438 in fiscal year 2014, $5,966 in fiscal year 2015 and $4,805 in fiscal year 2016.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 5 - TREASURY STOCK

     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the three months ended October 31, 2010, the Company purchased 576 shares in open-market transactions at an aggregate cost of $25,000 with an average price per share of $43.41. As of October 31, 2010, $327,944 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

     During the three months ended October 31, 2010, 538 shares were issued under the Company’s stock-based compensation plans. At October 31, 2010, the Company held 12,528 treasury shares.

NOTE 6 - CONTINGENCIES AND COMMITMENTS

     With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2010 Form 10-K, under the heading Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or related receivables for insurance recoveries have been reflected in the condensed consolidated financial statements as of October 31, 2010 as these amounts are not currently estimable.

     The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. Other than those legal proceedings and claims discussed below and in the 2010 Form 10-K, the Company did not have any current other legal proceedings and claims that would individually or in the aggregate have a reasonably possible materially adverse affect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in several of these legal matters in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Shareholder Derivative Lawsuits:

     On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County, relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K. These actions purported to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs alleged that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006 and the first three quarters of fiscal year 2007. The complaints sought unspecified compensatory damages on behalf of the Company, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints for failure to make a demand upon the Company’s board of directors, which motions were granted on April 30 and May 2, 2008. On September 19, 2008, the same two plaintiffs filed a derivative lawsuit in New York Supreme Court, Nassau County, which was served on the Company on September 26, 2008 (the “September Derivative”). This action purports to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter. In addition, the plaintiffs allege that the board’s refusal of their demand to commence an action against the defendants was not made in good faith. The plaintiffs and the Company agreed to stay this proceeding pending resolution of the Company’s motion to dismiss in the federal securities class action lawsuit related to the tax matter after which resolution the plaintiffs and the Company agreed to confer about a schedule for the defendants’ time to answer or otherwise respond to the complaint. On September 21, 2009, the U.S. District Court for the Eastern District of New York denied the Company’s motion to dismiss the consolidated amended complaint in the federal securities class action lawsuit. On October 9, 2009, the Company moved for certification for interlocutory appeal in the federal securities class action lawsuit, and the Court denied the motion by Memorandum and Order entered November 25, 2009. The September Derivative is no longer stayed.

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

Environmental Matters:

     The Company’s condensed consolidated balance sheet at October 31, 2010 includes liabilities for environmental matters of approximately $11,769, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements. The Company is currently in late stage negotiations with the Michigan Department of Natural Resources and Environment regarding its Comprehensive Proposal to Modify Cleanup Program that was submitted to the State of Michigan on May 4, 2009. It is reasonably possible that the results of these negotiations may result in a material increase to the Company’s environmental reserves beyond those accrued in its condensed consolidated balance sheet at October 31, 2010, however, the impact is not currently estimable.

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

     The following tables summarize the restructuring and other charges (“ROTC”) recorded for the three months ended October 31, 2010 and October 31, 2009:

	Three Months Ended Oct. 31, 2010
		Other
	Restructuring	Charges
	(1)	(2)	Total
Professional fees and other costs	$1,011	$404	$1,415
Reversal of excess restructuring reserves	(6)	–	(6)
	$1,005	$404	$1,409

Cash	$1,005	$404	$1,409
Non-cash	–	–	–
	$1,005	$404	$1,409

	Three Months Ended Oct. 31, 2009
		Other
	Restructuring	Charges
	(1)	(2)	Total
Severance	$1,428	$–	$1,428
Professional fees and other costs	1,980	170	2,150
Environmental matters	–	541	541
Reversal of excess restructuring reserves	(62)	–	(62)
	$3,346	$711	$4,057

Cash	$2,290	$711	$3,001
Non-cash	1,056	–	1,056
	$3,346	$711	$4,057

(1) Restructuring:

     Restructuring charges reflect the expenses incurred in connection with the Company’s cost reduction initiatives.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

(2) Other Charges:

    Professional fees and other costs:

    In the three months ended October 31, 2010 and October 31, 2009, the Company recorded legal and other professional fees related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 6, Contingencies and Commitments) which pertain to matters that had been under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”).

    Environmental matters:

    In the three months ended October 31, 2009, the Company increased its previously established environmental reserve related to matters in Pinellas Park, Florida.

    The following table summarizes the activity related to restructuring liabilities that were recorded in the three months ended October 31, 2010 and in fiscal years 2010 and 2009.

	Severance	Other	Total
2011
Original charge	$–	$1,011	$1,011
Utilized	–	(929)	(929)
Translation	–	22	22
Balance at Oct. 31, 2010	$–	$104	$104

2010
Original charge	$6,034	$5,581	$11,615
Utilized	(2,031)	(5,441)	(7,472)
Translation	1	(9)	(8)
Balance at Jul. 31, 2010	4,004	131	4,135
Utilized	(102)	(135)	(237)
Translation	3	4	7
Balance at Oct. 31, 2010	$3,905	$–	$3,905

2009
Original charge	$18,938	$4,734	$23,672
Utilized	(12,757)	(4,133)	(16,890)
Translation	412	20	432
Balance at Jul. 31, 2009	6,593	621	7,214
Utilized	(4,902)	(588)	(5,490)
Reversal of excess reserves	(143)	–	(143)
Translation	(86)	(27)	(113)
Balance at Jul. 31, 2010	1,462	6	1,468
Utilized	(205)	–	(205)
Reversal of excess reserves	(6)	–	(6)
Translation	92	–	92
Balance at Oct. 31, 2010	$1,343	$6	$1,349

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 8 – INCOME TAXES

    The Company’s effective tax rate for the three months ended October 31, 2010 and October 31, 2009 was 26.8% and 10.5%, respectively. For the three months ended October 31, 2010, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations. For the three months ended October 31, 2009, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the resolution of a foreign tax audit.

    At October 31, 2010 and July 31, 2010, the Company had gross unrecognized income tax benefits of $236,785 and $227,256, respectively. During the three months ended October 31, 2010, the amount of gross unrecognized income tax benefits increased by $9,529, primarily due to tax positions taken during the current period. As of October 31, 2010, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $170,788.

    At October 31, 2010 and July 31, 2010, the Company had accrued $64,792 and $62,546, respectively, for potential payment of interest and penalties. As previously disclosed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K, the actual amounts due and payable upon final settlement of the matters that are under review by taxing authorities in the U.S. and other taxing jurisdictions may differ materially from the Company’s estimate. In particular, the Company may be subject to potential additional penalties that may be asserted by the U.S. and foreign taxing authorities of up to $125,868. In determining the probability of those potential additional penalties being assessed, the Company concluded that it was not “more likely than not” that those potential additional penalties will be assessed. As a result, the Company did not recognize the potential additional penalties of up to $125,868 in the condensed consolidated financial statements as of October 31, 2010.

    Due to the potential resolution of tax examinations and the expiration of various statutes of limitations, the Company believes that it is reasonably possible that the gross amount of unrecognized income tax benefits may decrease within the next twelve months by a range of zero to $82,622.

NOTE 9 - COMPONENTS OF NET PERIODIC PENSION COST

    The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,
	2010	2009	2010	2009	2010	2009
Service cost	$2,015	$1,983	$1,287	$1,231	$3,302	$3,214
Interest cost	3,032	3,048	4,516	4,587	7,548	7,635
Expected return on plan assets	(2,203)	(2,023)	(3,512)	(3,443)	(5,715)	(5,466)
Amortization of prior service cost	456	446	71	62	527	508
Recognized actuarial loss	967	608	1,399	717	2,366	1,325
Gain due to curtailments and
settlements	–	–	(23)	–	(23)	–
Net periodic benefit cost	$4,267	$4,062	$3,738	$3,154	$8,005	$7,216

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 10 - STOCK-BASED PAYMENT

    The Company currently has four stock-based employee and director compensation award types (Restricted Stock Unit, Stock Option Plans, Management Stock Purchase Plan (“MSPP”), and Employee Stock Purchase Plan (“ESPP”)), which are more fully described in Note 15, Common Stock, to the consolidated financial statements included in the 2010 Form 10-K.

    The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three months ended October 31, 2010 and October 31, 2009 are reflected in the table below.

	Three Months Ended
	Oct. 31,	Oct. 31,
	2010	2009
Restricted stock units	$2,394	$2,554
Stock options	1,010	819
ESPP	988	1,419
MSPP	1,024	936
Total	$5,416	$5,728

NOTE 11 - EARNINGS PER SHARE

    The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and restricted stock units aggregating 922 and 1,508 shares were not included in the computation of diluted shares for the three months ended October 31, 2010 and October 31, 2009, respectively, because their effect would have been antidilutive. The following is reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended
	Oct. 31, 2010	Oct. 31, 2009
Basic shares outstanding	116,292	117,686
Effect of stock plans	1,529	1,161
Diluted shares outstanding	117,821	118,847

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
    The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2010:

		Fair Value Measurements
	As of
	Oct. 31, 2010	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$5,277	$5,277	$–	$–
Available-for-sale securities:
Equity securities	6,658	6,658	–	–
Debt securities:
Corporate	36,615	–	36,615	–
U.S. Treasury	18,036	–	18,036	–
Other U.S. government	24,678	–	24,678	–
Municipal government	995	–	995	–
CMO/mortgage-backed	241	–	241	–
Derivative financial instruments:
Foreign exchange forward contracts	3,293	–	3,293	–

Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	969	–	969	–

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

    The fair value of the Company’s investments in debt securities are valued utilizing third party pricing services. The pricing services use inputs to determine fair value which are derived from observable market sources including reportable trades, benchmark curves, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. These investments are included in Level 2 of the fair value hierarchy.

    The fair values of the Company’s foreign currency forward contracts are valued using pricing models, with all significant inputs derived from or corroborated by observable market data such as yield curves, currency spot and forward rates and currency volatilities. These investments are included in Level 2 of the fair value hierarchy.

NOTE 13 – INVESTMENT SECURITIES

    The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the trust at October 31, 2010 range from 2011 to 2044.

			Gross	Gross	Net
	Cost/		Unrealized	Unrealized	Unrealized
	Amortized		Holding	Holding	Holding
	Cost Basis	Fair Value	Gains	Losses	Gains
October 31, 2010
Equity securities	$2,439	$6,658	$4,219	$–	$4,219

Debt securities:
Corporate	34,397	36,615	2,269	(51)	2,218
U.S. Treasury	16,660	18,036	1,376	–	1,376
Other U.S. government	23,258	24,678	1,421	(1)	1,420
Municipal government	1,000	995	–	(5)	(5)
CMO/mortgage-backed	216	241	25	–	25
	$77,970	$87,223	$9,310	$(57)	$9,253

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

July 31, 2010
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

    The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
October 31, 2010
Debt securities:
Corporate	$5,537	$51	$–	$–	$5,537	$51
Municipal government	1,000	5	–	–	1,000	5
Other U.S. government	288	1	–	–	288	1
	$6,825	$57	$–	$–	$6,825	$57

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
July 31, 2010
Debt securities:
Other U.S. government	$723	$5	$–	$–	$723	$5
Corporate	634	5	–	–	634	5
	$1,357	$10	$–	$–	$1,357	$10

     The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three months ended October 31, 2010 and October 31, 2009:

	Oct. 31, 2010	Oct. 31, 2009
Proceeds from sales	$3,542	$2,898
Realized gross gains on sales	180	95
Realized gross losses on sales	–	–

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 14 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company manages certain financial exposures through a risk management program that includes the use of foreign exchange derivative and nonderivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard & Poors and Moody’s Investor Services, in accordance with the Company’s policies. The Company does not utilize derivative instruments for trading or speculative purposes.

Foreign Exchange Related:

a. Derivatives Not Designated as Hedging Instruments

    The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three months ended October 31, 2010 was $461,635. The notional amount of foreign currency forward contracts outstanding as of October 31, 2010 was $301,142.

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

Interest Rate Related:

    As of October 31, 2010, there are no existing interest rate related derivatives.

    The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
October 31, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Not applicable (N/A)

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$3,293	Other current liabilities	$969
Total derivatives		$3,293		$969

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$111,843

	Asset Derivatives		Liability Derivatives
July 31, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
N/A

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$2,166	Other current liabilities	$555
Total derivatives		$2,166		$555

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$104,166

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

    The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three months ended October 31, 2010 and October 31, 2009 are presented as follows:

	Amount of Gain			Amount of Loss Reclassified from
	Recognized in OCI on Derivatives		Location of Loss	Accumulated OCI into Earnings
	(Effective Portion)		Reclassified from	(Effective Portion) (a)
	Three Months	Three Months	Accumulated OCI	Three Months	Three Months
	Ended Oct. 31,	Ended Oct. 31,	into Earnings	Ended Oct. 31,	Ended Oct. 31,
	2010	2009	(Effective Portion)	2010	2009
Derivatives in cash
flow hedging
relationships
Interest rate swap
contract	$ N/A	$20	Interest expense	$ N/A	$(224)

(a)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended October 31, 2010 and October 31, 2009.

    The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three months ended October 31, 2010 and October 31, 2009 are presented as follows:

		Amount of Loss Recognized in Earnings
		on Derivatives
	Location of Loss Recognized in Earnings on	Three Months Ended
	Derivatives	Oct. 31, 2010	Oct. 31, 2009
Derivatives not designated as
hedging relationships
Foreign exchange forward
contracts	Selling, general and administrative expenses	$(2,335)	$(2,206)

    The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three months ended October 31, 2010 and October 31, 2009 are presented as follows:

Location of Gain or
(Loss) Reclassified
	Amount of Loss		from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI on Derivatives		OCI into Earnings	Accumulated OCI into Earnings
	(Effective Portion)		(Effective Portion)	(Effective Portion) (b)
	Three Months	Three Months
	Ended	Ended		Three Months Ended	Three Months Ended
	Oct. 31, 2010	Oct. 31, 2009		Oct. 31, 2010	Oct. 31, 2009
Nonderivatives
designated as hedging
relationships
Net investment hedge	$(4,913)	$(3,110)	N/A	$–	$–

(b)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended October 31, 2010 and October 31, 2009.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 15 - COMPREHENSIVE INCOME

	Three Months Ended
	Oct. 31, 2010	Oct. 31, 2009
Net earnings	$71,409	$66,983

Unrealized translation adjustment	45,982	13,827
Income taxes	4,650	835
Unrealized translation adjustment, net	50,632	14,662

Pension liability adjustment	682	–
Income taxes	(259)	–
Pension liability adjustment, net	423	–

Change in unrealized investment gains	2,012	1,452
Income taxes	(724)	(245)
Change in unrealized investment gains, net	1,288	1,207

Unrealized gains on derivatives	–	31
Income taxes	–	(11)
Unrealized gains on derivatives, net	–	20

Total comprehensive income	$123,752	$82,872

NOTE 16 - SEGMENT INFORMATION

    The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.

    As previously disclosed in the 2010 Form 10-K, the Company reorganized its operating segments during the fourth quarter of fiscal year 2010. Based on this reorganization, segment information for the first quarter of fiscal year 2010 has been restated to reflect these changes. All discussions and amounts reported in this report are based on the reorganized segment structure.

    The following table presents sales and operating profit by segment reconciled to earnings before income taxes, for the three months ended October 31, 2010 and October 31, 2009.

	Three Months Ended
	Oct. 31, 2010	Oct. 31, 2009
SALES:
Life Sciences	$311,580	$288,127
Industrial	293,897	258,812
Total	$605,477	$546,939

OPERATING PROFIT:
Life Sciences	$73,188	$64,554
Industrial	45,339	24,184
Total operating profit	118,527	88,738
General corporate expenses	12,321	12,447
Earnings before ROTC, interest expense, net and income taxes	106,206	76,291
ROTC	1,409	4,057
Interest expense/(income), net	7,294	(2,606)
Earnings before income taxes	$97,503	$74,840

NOTE 17 - SUBSEQUENT EVENT

     The Company has evaluated subsequent events for possible disclosure through the date the financial statements were issued. On November 30, 2010, the Company established a commercial paper program under which the Company may issue up to $600,000 of unsecured commercial paper notes. The Company’s board of directors has authorized debt financings through the issuance of commercial paper plus borrowings under the Company’s revolving credit facility of up to a maximum aggregate amount outstanding at any time of $600,000. In December 2010, the Company issued $205,000 of notes under the commercial paper program. No amounts under the commercial paper program were outstanding as of October 31, 2010. The proceeds of the commercial paper issuances will be used for general corporate purposes, including paying down existing balances under the Company’s revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Risk Factors

     The following discussion should be read together with the accompanying condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in the Pall Corporation and its subsidiaries (hereinafter collectively called the “Company”) Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (“2010 Form 10-K”). The discussion under the subheading “Review of Operating Segments” below is in local currency (i.e., had exchange rates not changed year over year) unless otherwise indicated. Company management considers local currency change to be an important measure because by excluding the impact of volatility of exchange rates, underlying volume change is clearer. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis. The Company utilizes certain estimates and assumptions that affect the reported financial information as well as to quantify the impact of various significant factors that contribute to the changes in the Company’s periodic results included in the discussion below.

     The matters discussed in this Quarterly Report contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future. All statements regarding future performance, earnings projections, earnings guidance, management’s expectations about its future cash needs and effective tax rate, and other future events or developments are forward-looking statements. Forward-looking statements are those that use terms such as "may," "will," "expect," "believe," "intend," "should," "could," "anticipate," "estimate," "forecast," "project," "plan," "predict," "potential," and similar expressions. Forward-looking statements contained in this and other written and oral reports are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors.

     The Company’s forward-looking statements are subject to risks and uncertainties and are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by the Company’s forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I–Item 1A.–Risk Factors in the 2010 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including the effect of litigation and regulatory inquiries associated with the restatement of our prior period financial statements; the impact of legislative, regulatory and political developments globally and the impact of the uncertain global economic environment and the timing and strength of a recovery in the markets and regions we serve, and the extent to which adverse economic conditions may affect our sales volume and results; demand for our products and business relationships with key customers and suppliers, which may be impacted by their cash flow and payment practices, as well as delays or cancellations in shipments; our ability to obtain regulatory approval or market acceptance of new technologies; our ability to successfully complete our business improvement initiatives, which include integrating and upgrading our information systems and the effect of a serious disruption in our information systems; fluctuations in our effective tax rate; volatility in foreign currency exchange rates, interest rates and energy costs and other macro economic challenges currently affecting us; changes in product mix, market mix and product pricing, particularly relating to the expansion of the systems business; increase in costs of manufacturing and operating costs; our ability to achieve the savings anticipated from cost reduction and gross margin improvement initiatives; the effect of the restrictive covenants in our debt facilities; our ability to enforce patents and protect proprietary products and manufacturing techniques; our ability to successfully complete or integrate any acquisitions; and the impact of pricing and other actions by competitors. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them, whether as a result of new information, future developments or otherwise.

Results of Operations

Review of Consolidated Results

     Sales in the first quarter of fiscal year 2011 increased 10.7% to $605,477 from $546,939 in the first quarter of fiscal year 2010. Exchange rates used to translate foreign subsidiary results into U.S. Dollars decreased reported sales by $7,859, primarily due to the strengthening of the U.S. Dollar against the Euro, Korean Won and British Pound, partly offset by the weakening of the U.S. Dollar against the Japanese Yen (“JPY”) and Australian Dollar. In local currency, sales increased 12.1%. Increased pricing contributed $3,204 to overall sales in the quarter, attributable to an improvement in both the Life Sciences and Industrial segments.

     Life Sciences segment sales increased 10.4% (in local currency) reflecting growth in all three markets, with sales in the BioPharmaceuticals and Food & Beverage markets particularly strong. Industrial segment sales increased 14.1% (in local currency) reflecting strong growth in the Aeropower and Microelectronics markets, partly offset by a decline in the Energy & Water market. Overall systems sales were flat as growth in the Life Sciences segment was offset by a decline in the Industrial segment. Systems sales represented 9.0% of total sales in the first quarter of fiscal year 2011 compared to 10.1% in the first quarter of fiscal year 2010. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

     Gross margin in the first quarter of fiscal year 2011 increased to 51.0% from 49.4% in the first quarter of fiscal year 2010. Key drivers of the improvement in gross margin were:
  favorable absorption of manufacturing overhead, due to increased volume and the estimated benefit of cost savings initiatives, including improved efficiency in manufacturing operations, that outpaced inflation which includes the effect of exchange rates on foreign currency denominated sourced goods primarily by the Euro-zone, contributing an estimated 120-140 basis points in margin, and an increase in pricing as well as the benefit of certain sales channel changes from distribution to direct, contributing an estimated 20-40 basis points in margin.
     The increase in gross margin reflects improvements in both the Life Sciences and Industrial segments. For a detailed discussion of the factors impacting gross margin by segment, refer to the section “Review of Operating Segments” below.

     Selling, general and administrative (“SG&A”) expenses in the first quarter of fiscal year 2011 increased by $5,640, or 3.2% (an increase of $8,224, or 4.7%, in local currency). SG&A (in local currency) in Life Sciences and Industrial increased, while Corporate SG&A was flat. The overall increase in SG&A (in local currency) reflects the impact of strategic and structural investments and company-wide inflationary increases in payroll and employee benefit costs. The strategic and structural investments made include:
  geographic expansion in Latin America, Middle East and Asia, primarily impacting Industrial,

  investments in information technology, impacting both Life Sciences and Industrial,

  costs related to the establishment of the European headquarters in Switzerland, primarily impacting Life Sciences, and the Asian headquarters in Singapore, primarily impacting Industrial,

  costs incurred for changes in sales channels from distribution to direct, primarily impacting Life Sciences, and incremental costs related to a biotechnology company that was acquired in the second quarter of fiscal year 2010.
     It is estimated that these strategic and structural investments accounted for approximately 60% of the local currency increase in SG&A. As a percentage of sales, SG&A expenses were 30.1% compared to 32.3% in the first quarter of fiscal year 2010 reflecting the leverage of an increasing sales base. For a detailed discussion of SG&A by segment, refer to the section “Review of Operating Segments” below.

     Research and development (“R&D”) expenses were $20,169 in the first quarter of fiscal year 2011 compared to $17,249 in the first quarter of fiscal year 2010, an increase of $2,920, or 16.9% ($3,213, or 18.6% in local currency). The increase in R&D was primarily driven by increased spending in the Life Sciences segment. As a percentage of sales, R&D expenses were 3.3% compared to 3.2% in the first quarter of fiscal year 2010. For a detailed discussion of R&D by segment, refer to the section “Review of Operating Segments” below.

     In the first quarter of fiscal year 2011, the Company recorded restructuring and other charges (“ROTC”) of $1,409. ROTC in the quarter was primarily comprised of professional fees and other costs related to the Company’s cost reduction initiatives. In the first quarter of fiscal year 2010, the Company recorded ROTC of $4,057. ROTC in the quarter was primarily comprised of severance, professional fees and other costs related to the Company’s cost reduction initiatives.

     The details of ROTC for the three months ended October 31, 2010 and October 31, 2009 as well as the activity related to restructuring liabilities that were recorded in the three months ended October 31, 2010 and in fiscal years 2010 and 2009 can be found in Note 7, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.

     Earnings before interest and income taxes (“EBIT”) were $104,797 in the first quarter of fiscal year 2011 compared to $72,234 in the first quarter of fiscal year 2010. The impact of foreign currency translation on EBIT was immaterial. As a percentage of sales, EBIT were 17.3% compared to 13.2% in the first quarter of fiscal year 2010.

     Net interest expense in the first quarter of fiscal year 2011 was $7,294 compared to net interest income of $2,606 in the first quarter of fiscal year 2010. Net interest income in the first quarter of fiscal year 2010 reflects the reversal of $8,984 of accrued interest primarily related to the resolution of a foreign tax audit. Excluding this item, net interest expense increased $916 compared to the first quarter of fiscal year 2010, primarily driven by an increase in interest rates as well as debt levels.

     In the first quarter of fiscal year 2011, the Company’s effective tax rate was 26.8% as compared to 10.5% in the first quarter of fiscal year 2010. The effective tax rate in the first quarter of fiscal year 2010 reflects the favorable resolution of a foreign tax audit. Excluding this item, the effective tax rate in the first quarter of fiscal year 2010 would have been 31.3%. The decrease in the effective tax rate to 26.8% in the first quarter of fiscal year 2011 is primarily driven by tax benefits associated with the establishment of the Company’s European headquarters. For the three months ended October 31, 2010, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations. The Company expects its effective tax rate to be approximately 27% for fiscal year 2011, exclusive of the impact of discrete items in future periods. The actual effective tax rate for the full fiscal year 2011 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as other factors.

     Net earnings in the first quarter of fiscal year 2011 were $71,409, or 61 cents per share, compared with net earnings of $66,983, or 56 cents per share in the first quarter of fiscal year 2010. In summary, the increase in net earnings and earnings per share reflect the increase in EBIT partly offset by increases in net interest expense and the effective tax rate. Company management estimates that foreign currency translation did not have a material impact on earnings per share in the first quarter of fiscal year 2011.

Review of Operating Segments

     The following table presents sales and operating profit by segment, reconciled to earnings before income taxes, for the three months ended October 31, 2010 and October 31, 2009.

		%		%	%
	Oct. 31, 2010	Margin	Oct. 31, 2009	Margin	Change
SALES:
Life Sciences	$311,580		$288,127		8.1
Industrial	293,897		258,812		13.6
Total	$605,477		$546,939		10.7

OPERATING PROFIT:
Life Sciences	$73,188	23.5	$64,554	22.4	13.4
Industrial	45,339	15.4	24,184	9.3	87.5
Total operating profit	118,527	19.6	88,738	16.2	33.6
General corporate expenses	12,321		12,447		(1.0)
Earnings before ROTC, interest expense, net
and income taxes	106,206	17.5	76,291	13.9	39.2
ROTC, net	1,409		4,057
Interest expense/(income), net	7,294		(2,606)
Earnings before income taxes	$97,503		$74,840

     Life Sciences:

     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the three months ended October 31, 2010 and October 31, 2009:

		% of		% of
	Oct. 31, 2010	Sales	Oct. 31, 2009	Sales
Sales	$311,580		$288,127
Cost of sales	141,661	45.5	132,306	45.9
Gross margin	169,919	54.5	155,821	54.1
SG&A	83,474	26.8	80,653	28.0
R&D	13,257	4.3	10,614	3.7
Operating profit	$73,188	23.5	$64,554	22.4

     The tables below present sales by market and geography within the Life Sciences segment for the three months ended October 31, 2010 and October 31, 2009, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	Oct. 31, 2010	Oct. 31, 2009	Change	Impact	Currency
By Market
BioPharmaceuticals	$161,409	$143,223	12.7	$(2,663)	14.6
Medical	98,542	95,687	3.0	(1,864)	4.9
Food & Beverage	51,629	49,217	4.9	(1,981)	8.9
Total Life Sciences	$311,580	$288,127	8.1	$(6,508)	10.4

By Geography
Western Hemisphere	$109,651	$95,070	15.3	$144	15.2
Europe	145,388	147,743	(1.6)	(9,555)	4.9
Asia	56,541	45,314	24.8	2,903	18.4
Total Life Sciences	$311,580	$288,127	8.1	$(6,508)	10.4

     Life Sciences segment sales increased 10.4% in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010. The increase in sales reflects growth in consumables and systems sales of 10.2% and 13.4%, respectively. Increased pricing (driven by the BioPharmaceuticals and Food & Beverage markets) contributed $2,314, or 0.8%, to overall sales growth in the quarter and, as such, the volume increase was 9.6%. Life Sciences sales represented approximately 51% of total sales in the first quarter of fiscal year 2011 compared to 53% in the first quarter of fiscal year 2010.

     Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory) increased 14.6%. The sales results by the submarkets that comprise BioPharmaceuticals are discussed below:
  Sales in the Pharmaceuticals submarket, which represented approximately 44% of total Life Sciences sales, increased 14.6% in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010, with all geographies contributing. Consumables sales increased 13.5%, while systems sales grew 30.3%. The sales results in all geographies reflect overall growth in the pharmaceuticals marketplace. The biotech and plasma sectors were strong, while the vaccines sector was essentially flat. The Western Hemisphere also benefited from a change in route to market (from distributor to direct). In addition to growth in emerging markets of India and Korea and strong sales in Japan, Asia also benefited from strong growth in China as drug producers are increasingly adopting Federal Drug Administration manufacturing standards to facilitate exporting their products to the U.S. and Europe.

  Sales in the Laboratory submarket, which represented less than 10% of Life Sciences sales, grew 14.0% with all geographies contributing. The growth in this submarket was driven by increased end-user demand, fueled by underlying growth in the pharmaceutical marketplace, and customer restocking of inventory.
     Sales in the Medical market, which is comprised of blood filtration product sales and other infection and patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, increased 4.9% in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010. OEM sales, which represented less than 10% of total Life Sciences sales, increased 18.8% driven by strong growth in Europe. The growth in Europe reflects customer restocking of inventory, timing of shipments, and the impact of new business wins. Sales of blood filtration products, which represented approximately 17% of total Life Sciences sales, increased 1.1%. The growth in blood filtration sales was driven by the U.S., reflecting new product conversions at certain customers and increased sales to independent blood centers related to increased market share, and Asia, reflecting growth in China and Korea. These increases were partly offset by reduced blood collections in the U.K.. Sales to Hospitals, which represented less than 10% of total Life Sciences sales, increased 1.5% driven by an increase in point of use water filter sales in the Western Hemisphere and Europe.

     Sales in the Food & Beverage market increased 8.9% reflecting double-digit growth in the Western Hemisphere and Asia, accompanied by mid single digit growth in Europe, the Company’s largest Food & Beverage region. The growth in the quarter was primarily driven by increased sales to the wine, spirits, bottled water and soft drink sectors due in part to improving market conditions, growth in emerging markets, new market applications and increased market share. Sales to the beer marketplace were flat as growth in Asia and Latin America were offset by continued weakness in Europe.

     Life Sciences gross margin in the first quarter of fiscal year 2011 increased 40 basis points to 54.5% from 54.1% in the first quarter of fiscal year 2010. Key drivers of the improvement in gross margin were:
  an increase in pricing, as well as the benefit of certain sales channel changes from distribution to direct, contributing an estimated 20-30 basis points in margin, and favorable absorption of manufacturing overhead, due to increased volume and the estimated benefit of cost savings initiatives, including improved efficiency in manufacturing operations, that outpaced inflation which includes the effect of exchange rates on foreign currency denominated sourced goods primarily in the Euro-zone, contributing an estimated 10-20 basis points in margin.
     SG&A expenses in the first quarter of fiscal year 2011 increased by $2,821, or 3.5% (an increase of $4,724, or 5.9% in local currency), compared to the first quarter of fiscal year 2010. The increase in SG&A in local currency principally reflects the impact of strategic and structural investments and inflationary increases in payroll and employee benefit costs. It is estimated that these strategic and structural investments accounted for approximately 60% of the local currency increase in SG&A. SG&A as a percentage of sales decreased to 26.8% from 28.0% in the first quarter of fiscal year 2010, reflecting the leverage of the increase in sales.

     R&D expenses were $13,257 compared to $10,614 in the first quarter of fiscal year 2010, an increase of $2,643, or 24.9% ($2,934, or 27.6% in local currency). The increase in R&D expenses reflects increased headcount as well as expenses to support projects in the Medical and BioPharmaceuticals markets. As a percentage of sales, R&D expenses were 4.3% compared to 3.7% in the first quarter of fiscal year 2010.

     Operating profit dollars in the first quarter of fiscal year 2011 were $73,188, an increase of $8,634, or 13.4% ($9,694, or 15.0% in local currency) compared to the first quarter of fiscal year 2010. Operating margin improved to 23.5% from 22.4% in the first quarter of fiscal year 2010.

     Industrial:

     Presented below are summary Statements of Operating Profit for the Industrial segment for the three months ended October 31, 2010 and October 31, 2009:

		% of		% of
	Oct. 31, 2010	Sales	Oct. 31, 2009	Sales
Sales	$293,897		$258,812
Cost of sales	155,143	52.8	144,435	55.8
Gross margin	138,754	47.2	114,377	44.2
SG&A	86,503	29.4	83,558	32.3
R&D	6,912	2.4	6,635	2.6
Operating profit	$45,339	15.4	$24,184	9.3

     The tables below present sales by market and geography within the Industrial segment for the three months ended October 31, 2010 and October 31, 2009, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	Oct. 31, 2010	Oct. 31, 2009	Change	Impact	Currency
By Market
Aeropower	$116,549	$95,019	22.7	$(1,630)	24.4
Energy & Water	102,393	107,244	(4.5)	(1,520)	(3.1)
Microelectronics	74,955	56,549	32.5	1,799	29.4
Total Industrial	$293,897	$258,812	13.6	$(1,351)	14.1

By Geography
Western Hemisphere	$100,468	$72,098	39.3	$188	39.1
Europe	81,681	82,974	(1.6)	(5,747)	5.4
Asia	111,748	103,740	7.7	4,208	3.7
Total Industrial	$293,897	$258,812	13.6	$(1,351)	14.1

     Industrial segment sales increased 14.1% in the first quarter of fiscal year 2011, reflecting strong growth in the Aeropower and Microelectronics markets, partly offset by a decline in the Energy & Water market. Consumables sales grew 17.8% with all markets contributing, while systems sales decreased 5.5% related to a decline in the Energy & Water market. Increased pricing contributed $890, or 0.3%, to overall sales growth in the quarter and, as such, the volume increase was 13.8%. Industrial sales represented approximately 49% of total sales in the first quarter of fiscal year 2011 compared to 47% in the first quarter of fiscal year 2010.

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
  Sales to the Military Aerospace submarket, which represented less than 10% of total Industrial sales, increased 6.3% reflecting increased shipments of spares to the U.S. government in the Western Hemisphere.

  Sales to the Commercial Aerospace submarket, which represented less than 10% of total Industrial sales, increased 27.3%, with all geographies contributing to the growth. The growth in Commercial Aerospace sales was primarily driven by restocking of inventory for airline support as well as by the impact of modest increases in aircraft build rates.

  Sales in the Machinery & Equipment submarkets, which represented approximately 22% of total Industrial sales, increased 32.3%, with all geographies contributing to the growth. The increase in Machinery & Equipment sales was driven by growth in the mining and primary metals sectors as well as an increase in OEM in-plant activities related to increased demand for manufacturing capacity. Furthermore, the Western Hemisphere benefited from an increase in sales to mobile OEM customers (construction and mining) as they increased their build rates to meet demand.
     Sales in the Energy & Water market, which is comprised of three submarkets; Fuels & Chemicals, Municipal Water, and Power Generation, declined 3.1%. The sales results by submarket are discussed below:
  Sales in the Fuels & Chemicals submarket, which represented approximately 19% of total Industrial sales, were down 12.7% reflecting a decline in Asia, partly offset by increases in the Western Hemisphere and Europe. Consumables sales increased 10.7%, while systems sales declined 63.5%. The decline in Asia primarily reflects large systems sales in the first quarter of fiscal year 2010 in the oil and gas sector for treatment of coal seam methane produced water, which did not repeat in the quarter. Furthermore, the decline in Asia reflects weakness in the electronics-grade chemical marketplace. The growth in the Western Hemisphere and Europe reflects an increase in aftermarket and capital goods sales driven by strength in the chemical, polymer and oil and gas sectors.

  Municipal Water submarket sales, which represented less than 10% of total Industrial sales, increased 11.3%. Sales in the Western Hemisphere (the Company’s largest Municipal Water region) increased 25.1%, as municipalities upgraded to membrane filtration to comply with regulations of the Environmental Protection Agency. A decrease in sales in Europe of 2.1% and Asia (the smallest Municipal Water region) of 13.6% partly offset the above. The sales result in Europe reflects a decrease in Leachate sales due to a reduction in publicly funded projects related to the fiscal challenges of local governments.

  Sales in the Power Generation submarket, which represented less than 10% of total Industrial sales, increased 11.1% reflecting growth in Asia, fueled by demand in the wind-turbine market and in the Western Hemisphere, primarily driven by increased sales to energy customers for boiler feed water treatment systems. A decrease in sales in Europe, related to continued weakness in the turbo machinery sector in light of reduced demand for power, partly offset the above.
     Microelectronics sales increased 29.4% reflecting double-digit growth in all geographies. Overall, the sales growth in the quarter reflects continued strength in the semiconductor marketplace as well as an increase in OEM activity in all geographies. Growth in the display market in Asia contributed to the sales increase in the quarter as well.

     Industrial gross margin in the first quarter of fiscal year 2011 increased 300 basis points to 47.2% from 44.2% in the first quarter of fiscal year 2010. Key drivers of the improvement in gross margin were:
  favorable absorption of manufacturing overhead and the estimated benefit of cost savings initiatives, including improved efficiency in manufacturing operations, that outpaced inflation, contributing an estimated 260-280 basis points in margin, and a change in mix and improved pricing estimated to have increased gross margin percentage by 20-40 basis points.
     SG&A expenses in the first quarter of fiscal year 2011 increased by $2,945, or 3.5% (an increase of $3,656, or 4.4% in local currency), compared to the first quarter of fiscal year 2010. The increase in SG&A in local currency principally reflects the impact of strategic and structural investments and inflationary increases (principally payroll and employee benefit costs). It is estimated that these strategic and structural investments accounted for approximately 60% of the local currency increase in SG&A. SG&A expenses as a percentage of sales decreased to 29.4% from 32.3% in the first quarter of fiscal year 2010, reflecting the leverage of the increase in sales.

     R&D expenses were $6,912 in the first quarter of fiscal year 2011 compared to $6,635 in the first quarter of fiscal year 2010, an increase of $277, or 4.2% ($279, or 4.2% in local currency). As a percentage of sales, R&D expenses were 2.4%, compared to 2.6% in the first quarter of fiscal year 2010.

     Operating profit dollars in the first quarter of fiscal year 2011 were $45,339, an increase of $21,155, or 87.5% ($20,669, or 85.5% in local currency) compared to the first quarter of fiscal year 2010. Operating margin increased to 15.4% from 9.3% in the first quarter of fiscal year 2010.

     Corporate:

     Corporate expenses in the first quarter of fiscal year 2011 were $12,321 compared to $12,447 in the first quarter of fiscal year 2010, a decrease of $126 or 1.0% ($155, or 1.2% in local currency). The decrease in Corporate expenses primarily reflects an increase in foreign currency transaction gains partly offset by an increase in payroll and related costs.

Liquidity and Capital Resources

     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $693,700 at October 31, 2010 as compared with $608,000 at July 31, 2010. Excluding the effect of foreign exchange (discussed below), non-cash working capital increased approximately $60,400 compared to July 31, 2010.

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at October 31, 2010 to those at July 31, 2010, the Euro, the British Pound and JPY have strengthened against the U.S. Dollar. The effect of foreign currency translation increased non-cash working capital by $25,330, including net inventory, net accounts receivable and other current assets by $14,849, $20,087 and $5,531, respectively, as compared to July 31, 2010. Additionally, foreign currency translation increased accounts payable and other current liabilities by $14,306 and increased current income taxes payable by $831.

     Net cash provided by operating activities in the first quarter of fiscal year 2011 was $58,686 as compared to $73,040 in the first quarter of fiscal year 2010, a decrease of $14,354, or about 20%. The decrease in net cash provided by operating activities reflects an increase in certain payments made in the first quarter of fiscal year 2011, primarily related to income taxes and variable based compensation tied to fiscal year 2010 earnings performance which was considerably stronger than fiscal year 2009. This was partially offset by an improvement in working capital management as discussed below. The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding (“DPO”), decreased to 142 days in the quarter ended October 31, 2010 from 161 days in the quarter ended October 31, 2009. This improvement reflects a decrease in DIO and DSO, as well as an increase in DPO.

     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $33,328 in the first quarter of fiscal year 2011, as compared with $35,959 in the first quarter of fiscal year 2010. The decrease in free cash flow reflects the decline in net cash provided by operating activities as discussed above, partly offset by a decrease in capital expenditures. The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities to free cash flow.

	Oct. 31, 2010	Oct. 31, 2009
Net cash provided by operating activities	$58,686	$73,040
Less capital expenditures	25,358	37,081
Free cash flow	$33,328	$35,959

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 18.7% at October 31, 2010 as compared to 19.4% at July 31, 2010. Net debt increased by approximately $11,600 compared with July 31, 2010, comprised of a decrease in cash and cash equivalents of $39,700 partly offset by a decrease in gross debt of $16,700. The impact of foreign exchange rates decreased net debt by about $11,400, including the revaluation of the JPY 9 billion loan ($111,843 at October 31, 2010).

     The Company’s 5-year revolving credit facility contains financial covenants which require the Company to maintain a minimum consolidated net interest coverage ratio of 3.5:1, based upon trailing four quarters results, and a maximum consolidated leverage ratio of 3.5:1, based upon trailing four quarters results. In addition, the facility includes other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of October 31, 2010, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.

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

     The Company conducts transactions in currencies other than their functional currency. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates. The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three months ended October 31, 2010 was $461,635. The notional amount of foreign currency forward contracts outstanding as of October 31, 2010 was $301,142. The Company’s foreign currency balance sheet exposures resulted in the recognition of a gain within SG&A of approximately $2,617 in the first quarter of fiscal year 2011 before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A was a gain of approximately $282 in the first quarter of fiscal year 2011.

     On November 30, 2010, the Company established a commercial paper program under which the Company may issue up to $600,000 of unsecured commercial paper notes. The Company’s board of directors has authorized debt financings through the issuance of commercial paper plus borrowings under the Company’s revolving credit facility of up to a maximum aggregate amount outstanding at any time of $600,000. In December 2010, the Company issued $205,000 of notes under the commercial paper program. No amounts under the commercial paper program were outstanding as of October 31, 2010. These borrowings have interest rates between 0.45% and 0.47% and have original maturities of between 30-50 days. The proceeds of the commercial paper issuances will be used for general corporate purposes, including paying down existing balances under the Company’s revolving credit facility.

     The Company utilizes cash flow generated from operations and its revolving credit facility to meet its short-term liquidity needs. Company management considers its cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet its anticipated liquidity needs.

     In the first quarter of fiscal year 2011, capital expenditures were $25,358. Depreciation and amortization expense in the first quarter of fiscal year 2011 were $20,800 and $3,236, respectively. Depreciation and amortization expense in the first quarter of fiscal year 2010 were $20,530 and $2,698, respectively.

     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. At July 31, 2010, there was $352,944 remaining under the current stock repurchase programs. The Company repurchased stock of $25,000 in the first quarter of fiscal year 2011 leaving $327,944 remaining at October 31, 2010 under the current stock repurchase programs. Net proceeds from stock plans were $13,989 in the first quarter of fiscal year 2011.

     In the first quarter of fiscal year 2011, the Company paid dividends of $36,976 compared to $33,913 in the first quarter of fiscal year 2010, an increase of approximately 9.0%. The Company increased its quarterly dividend by 10.3% from 14.5 cents to 16 cents per share, effective with the dividend declared on January 21, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There is no material change in the market risk information disclosed in Item 7A of the 2010 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.

     There are a number of significant business improvement initiatives designed to improve processes and enhance customer and supplier relationships and opportunities. These include information systems upgrades and integrations that are in various phases of planning or implementation and contemplate enhancements of ongoing activities to support the growth of the Company’s financial shared service capabilities and standardization of its financial systems. When taken together, these changes, which will occur over a multi year period, are expected to have a favorable impact on the Company’s internal control over financial reporting. The Company is employing a project management and phased implementation approach that will provide continued monitoring and assessment in order to maintain the effectiveness of internal control over financial reporting during and subsequent to implementation of these initiatives.

     In connection with the aforementioned business improvement initiatives, during fiscal year 2010, certain significant operations migrated and are expected to continue to migrate in future fiscal quarters to the Company’s global enterprise resource planning (“ERP”) software system. The purpose of the ERP system is to facilitate the flow of information between all business functions inside the boundaries of the Company and manage the connections to outside stakeholders. Built on a centralized database and utilizing a common computing platform, the ERP system consolidates business operations into a more uniform, enterprise wide system environment. The Company's ERP implementation is accompanied by process changes and improvements, including those that impact internal control over financial reporting. No operations were migrated to the ERP system during the first quarter of fiscal year 2011.

     During fiscal year 2010 and continuing in the first quarter of fiscal year 2011, the Company centralized the management of its European Life Sciences operations resulting in significant changes to aspects of the internal control environment. In connection with these continuing process changes, the Company has instituted material changes in its internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
(In thousands)

     As previously disclosed in the 2010 Form 10-K, the Company is subject to various regulatory proceedings and litigation, including with respect to various environmental matters. Reference is also made to Note 6, Contingencies and Commitments, to the accompanying condensed consolidated financial statements.

Shareholder Derivative Lawsuits:

     On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County, relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K. These actions purported to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs alleged that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006 and the first three quarters of fiscal year 2007. The complaints sought unspecified compensatory damages on behalf of the Company, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints for failure to make a demand upon the Company’s board of directors, which motions were granted on April 30 and May 2, 2008. On September 19, 2008, the same two plaintiffs filed a derivative lawsuit in New York Supreme Court, Nassau County, which was served on the Company on September 26, 2008 (the “September Derivative”). This action purports to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter. In addition, the plaintiffs allege that the board’s refusal of their demand to commence an action against the defendants was not made in good faith. The plaintiffs and the Company agreed to stay this proceeding pending resolution of the Company’s motion to dismiss in the federal securities class action lawsuit related to the tax matter after which resolution the plaintiffs and the Company agreed to confer about a schedule for the defendants’ time to answer or otherwise respond to the complaint. On September 21, 2009, the U.S. District Court for the Eastern District of New York denied the Company’s motion to dismiss the consolidated amended complaint in the federal securities class action lawsuit. On October 9, 2009, the Company moved for certification for interlocutory appeal in the federal securities class action lawsuit, and the Court denied the motion by Memorandum and Order entered November 25, 2009. The September Derivative is no longer stayed.

     On November 13, 2008, another shareholder filed a derivative lawsuit in New York Supreme Court, Nassau County, against certain current and former directors and officers of the Company, and against the Company, as nominal defendant, which was served on the Company on December 4, 2008. This action purports to bring similar claims as the September Derivative.

Environmental Matters:

     The Company’s condensed consolidated balance sheet at October 31, 2010 includes liabilities for environmental matters of approximately $11,769, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements. The Company is currently in late stage negotiations with the Michigan Department of Natural Resources and Environment regarding its Comprehensive Proposal to Modify Cleanup Program that was submitted to the State of Michigan on May 4, 2009. It is reasonably possible that the results of these negotiations may result in a material increase to the Company’s environmental reserves beyond those accrued in its condensed consolidated balance sheet at October 31, 2010, however, the impact is not currently estimable.

ITEM 1A. RISK FACTORS.

     There is no material change in the risk factors reported in Item 1A of the 2010 Form 10-K. This report contains certain forward-looking statements that reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These statements are subject to risks and uncertainties, which could cause actual results to differ materially. For a description of these risks see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs (1)
August 1, 2010 to
August 31, 2010	–	$–	–	$352,944
September 1, 2010 to
September 30, 2010	–	$–	–	$352,944
October 1, 2010 to
October 31, 2010	576	$43.41	576	$327,944
Total	576	$43.41	576

(1)	On November 15, 2006, the board authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the three months ended October 31, 2010, the Company purchased 576 shares in open-market transactions at an aggregate cost of $25,000, with an average price per share of $43.41. As of October 31, 2010, $327,944 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

ITEM 6. EXHIBITS.

     See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

December 10, 2010	/s/	LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer
and Treasurer

	/s/	FRANCIS MOSCHELLA
Francis Moschella
Vice President – Corporate Controller
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3(i)*	Restated Certificate of Incorporation of the Registrant as amended through September 1, 2010, filed as Exhibit 3.1(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

3(ii)*	By-Laws of the Registrant as amended through April 23, 2010, filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on April 29, 2010.

10.1*	Employment Agreement dated August 18, 2010 between the Company and Roberto Perez, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2010.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Incorporated herein by reference.

†	Exhibit filed herewith.

**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.