Form 10-Q
period 2011-01-31
PALL CORP
filed 2011-03-14
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2011

or

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

     The number of shares of the registrant’s common stock outstanding as of March 4, 2011 was 116,120,230.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of January 31, 2011 and July 31, 2010.	3
	Condensed Consolidated Statements of Earnings for the three and six months ended
	January 31, 2011 and January 31, 2010.	4
	Condensed Consolidated Statements of Cash Flows for the six months ended
	January 31, 2011 and January 31, 2010.	5
	Notes to Condensed Consolidated Financial Statements.	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	33
Item 4	Controls and Procedures.	34
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	35
Item 1A. Risk Factors.		35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 6.	Exhibits.	36
SIGNATURES		37

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Jan. 31, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$435,261	$498,563
Accounts receivable	545,436	566,499
Inventories	464,047	415,046
Prepaid expenses	47,061	31,288
Other current assets	179,015	191,363
Total current assets	1,670,820	1,702,759
Property, plant and equipment	734,353	706,435
Goodwill	287,086	283,822
Intangible assets	66,339	68,827
Other non-current assets	257,806	237,369
Total assets	$3,016,404	$2,999,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$170,272	$40,072
Accounts payable and other current liabilities	440,784	456,651
Income taxes payable	99,200	120,051
Current portion of long-term debt	564	1,956
Dividends payable	20,300	18,475
Total current liabilities	731,120	637,205
Long-term debt, net of current portion	485,637	741,353
Income taxes payable – non-current	150,059	134,851
Deferred taxes and other non-current liabilities	294,181	303,453
Total liabilities	1,660,997	1,816,862

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	235,528	217,696
Retained earnings	1,495,302	1,394,321
Treasury stock, at cost	(403,807)	(412,335)
Stock option loans	(133)	(224)
Accumulated other comprehensive income/(loss):
Foreign currency translation	139,459	97,249
Pension liability adjustment	(129,521)	(132,577)
Unrealized investment gains	5,783	5,424
	15,721	(29,904)
Total stockholders’ equity	1,355,407	1,182,350
Total liabilities and stockholders’ equity	$3,016,404	$2,999,212

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jan. 31, 2011	Jan. 31, 2010	Jan. 31, 2011	Jan. 31, 2010
Net sales	$645,232	$560,401	$1,250,709	$1,107,340
Cost of sales	312,747	276,116	609,551	552,857
Gross profit	332,485	284,285	641,158	554,483

Selling, general and
administrative expenses	197,100	187,012	379,398	363,670
Research and development	20,773	18,639	40,942	35,888
Restructuring and other
charges, net	4,789	572	6,198	4,629
Interest expense, net	5,814	5,694	13,108	3,088
Earnings before income taxes	104,009	72,368	201,512	147,208
Provision for income taxes	28,345	22,749	54,439	30,606

Net earnings	$75,664	$49,619	$147,073	$116,602

Earnings per share:
Basic	$0.65	$0.42	$1.26	$0.99
Diluted	$0.64	$0.42	$1.25	$0.98

Dividends declared per share	$0.175	$0.160	$0.335	$0.305

Average shares outstanding:
Basic	116,476	117,875	116,405	117,749
Diluted	118,266	119,290	118,102	119,028

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	Jan. 31, 2011	Jan. 31, 2010
Operating activities:
Net cash provided by operating activities	$155,523	$156,008

Investing activities:
Capital expenditures	(59,945)	(63,459)
Proceeds from sale of retirement benefit assets	39,608	15,328
Purchases of retirement benefit assets	(50,381)	(14,877)
Acquisitions of businesses, net of cash acquired	–	(8,984)
Other	(3,232)	(3,638)
Net cash used by investing activities	(73,950)	(75,630)

Financing activities:
Notes payable	130,081	(717)
Long-term borrowings	35,109	–
Repayments of long-term debt	(298,252)	(1,098)
Dividends paid	(36,976)	(33,913)
Net proceeds from stock plans	28,289	9,429
Purchase of treasury stock	(29,538)	(24,990)
Excess tax benefits from stock-based compensation
arrangements	6,488	684
Net cash used by financing activities	(164,799)	(50,605)
Cash flow for period	(83,226)	29,773
Cash and cash equivalents at beginning of year	498,563	414,011
Effect of exchange rate changes on cash and cash
equivalents	19,924	(1,827)
Cash and cash equivalents at end of period	$435,261	$441,957
Supplemental disclosures:
Interest paid	$14,057	$14,963
Income taxes paid (net of refunds)	54,341	43,601

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

NOTE 2 - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In October 2009, the Financial Accounting Standards Board issued updated guidance amending existing revenue recognition accounting pronouncements that address multiple element arrangements. This guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, some companies may recognize revenue on transactions that involve multiple deliverables earlier than under previously existing authoritative guidance. This new authoritative guidance was effective for the Company beginning with its first quarter of fiscal year 2011. The adoption of this authoritative guidance did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - BALANCE SHEET DETAILS

     The following tables provide details of selected balance sheet items:

	Jan. 31, 2011	July 31, 2010
Accounts receivable:
Billed	$474,868	$493,563
Unbilled	79,880	83,740
Total	554,748	577,303
Less: Allowances for doubtful accounts	(9,312)	(10,804)
	$545,436	$566,499

     Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Jan. 31, 2011	July 31, 2010
Inventories:
Raw materials and components	$140,823	$125,270
Work-in-process	68,763	49,290
Finished goods	254,461	240,486
	$464,047	$415,046

	Jan. 31, 2011	July 31, 2010
Property, plant and equipment:
Property, plant and equipment	$1,625,963	$1,551,538
Less: Accumulated depreciation
and amortization	(891,610)	(845,103)
	$734,353	$706,435

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

     The following table presents goodwill, allocated by reportable segment.

	Jan. 31, 2011	July 31, 2010
Life Sciences	$129,411	$126,854
Industrial	157,675	156,968
	$287,086	$283,822

     Intangible assets, net, consist of the following:

	Jan. 31, 2011
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$101,381	$60,853	$40,528
Customer-related intangibles	26,267	5,015	21,252
Trademarks	6,631	4,439	2,192
Other	4,595	2,228	2,367
	$138,874	$72,535	$66,339

	July 31, 2010
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$99,825	$57,210	$42,615
Customer-related intangibles	26,100	3,511	22,589
Trademarks	6,438	4,196	2,242
Other	3,488	2,107	1,381
	$135,851	$67,024	$68,827

     Amortization expense for intangible assets for the three and six months ended January 31, 2011 was $3,313 and $6,509, respectively. Amortization expense for intangible assets for the three and six months ended January 31, 2010 was $2,693 and $5,314, respectively. Amortization expense is estimated to be approximately $6,730 for the remainder of fiscal year 2011, $13,238 in fiscal year 2012, $9,161 in fiscal year 2013, $7,536 in fiscal year 2014, $6,064 in fiscal year 2015 and $4,903 in fiscal year 2016.

NOTE 5 - TREASURY STOCK

     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the six months ended January 31, 2011, the Company purchased 667 shares in open-market transactions at an aggregate cost of $29,538 with an average price per share of $44.30. As of January 31, 2011, $323,406 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

     During the six months ended January 31, 2011, 1,170 shares were issued under the Company’s stock-based compensation plans. At January 31, 2011, the Company held 11,987 treasury shares.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6 - CONTINGENCIES AND COMMITMENTS

     With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2010 Form 10-K and as updated in Note 6, Contingencies and Commitments, in the Company’s condensed consolidated financial statements included on Form 10-Q for the first quarter of fiscal year 2011, under the heading Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or related receivables for insurance recoveries have been reflected in the condensed consolidated financial statements as of January 31, 2011 as these amounts are not currently estimable.

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

Shareholder Derivative Lawsuits:

     The September Derivative (as defined in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2010 Form 10-K) is no longer stayed.

     On January 28, 2011, a third shareholder filed a derivative lawsuit in New York Supreme Court, Nassau County, against certain current directors and officers of the Company, and against the Company as nominal defendant. This action purports to bring claims on behalf of the Company similar to those alleged in the September Derivative action. The complaint seeks damages, together with various injunctive and declaratory relief.

Environmental Matters:

     With respect to the environmental matters at the Company’s Ann Arbor, Michigan site, previously disclosed in Part 1- Item 3 – Legal Proceedings in the Company’s 2010 Form 10-K, the Company and the Michigan Department of Natural Resources and Environment (the “DNRE”) reached an agreement on the principal terms to resolve all outstanding issues and presented a Joint Notice of Tentative Settlement (the “Joint Notice”) to the court on November 24, 2010. The court approved the proposed changes to the clean-up program outlined in the Joint Notice and instructed the parties to submit an amended Consent Judgment incorporating such changes. In early March 2011, the Company and the DNRE executed a Third Amendment to Consent Judgment (the “Amended Consent Judgment”) and presented the Amended Consent Judgment and a Stipulated Order Amending Previous Remediation Orders to the court, which the court approved on March 8, 2011. Based on the terms of the Amended Consent Judgment, the Company believes that its current environmental reserves are adequate.

     The Company’s condensed consolidated balance sheet at January 31, 2011 includes liabilities for environmental matters of approximately $11,509, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

     The following tables summarize the restructuring and other charges (“ROTC”) recorded for the three and six months ended January 31, 2011 and January 31, 2010:

	Three Months Ended Jan. 31, 2011			Six Months Ended Jan. 31, 2011
		Other			Other
		Charges/			Charges/
	Restructuring	(Income)		Restructuring	(Income)
	(1)	(2)	Total	(1)	(2)	Total
Severance	$3,453	$–	$3,453	$3,453	$–	$3,453
Professional fees and
other costs, net of
receipt of insurance
claim payments	1,709	(1,023)	686	2,720	(619)	2,101
Environmental matters	–	650	650	–	650	650
Reversal of excess
restructuring reserves	–	–	–	(6)	–	(6)
	$5,162	$(373)	$4,789	$6,167	$31	$6,198

Cash	$5,162	$(373)	$4,789	$6,167	$31	$6,198
Non-cash	–	–	–	–	–	–
	$5,162	$(373)	$4,789	$6,167	$31	$6,198

	Three Months Ended Jan. 31, 2010			Six Months Ended Jan. 31, 2010
		Other			Other
		Charges/			Charges/
	Restructuring	(Income)		Restructuring	(Income)
	(1)	(2)	Total	(1)	(2)	Total
Severance	$864	$–	$864	$2,292	$–	$2,292
Professional fees and
other costs, net of
receipt of insurance
claim payments	1,208	(1,375)	(167)	3,188	(1,205)	1,983
Environmental matters	–	400	400	–	941	941
Asset impairment/gain on
sale	263	(774)	(511)	263	(774)	(511)
Reversal of excess
restructuring reserves	(14)	–	(14)	(76)	–	(76)
	$2,321	$(1,749)	$572	$5,667	$(1,038)	$4,629

Cash	$2,375	$(1,749)	$626	$4,665	$(1,038)	$3,627
Non-cash	(54)	–	(54)	1,002	–	1,002
	$2,321	$(1,749)	$572	$5,667	$(1,038)	$4,629
____________________

(1)	Restructuring:
Restructuring charges reflect the expenses incurred in connection with the Company’s cost reduction initiatives.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

(2)	Other Charges:

     Professional fees and other costs:

     In the three and six months ended January 31, 2011 and January 31, 2010, the Company recorded legal and other professional fees related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 6, Contingencies and Commitments) which pertain to matters that had been under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). The receipt of insurance claim payments recorded in the three months ended January 31, 2011 and January 31, 2010 more than offset such costs in the three and six months ended January 31, 2011 and January 31, 2010.

     Environmental matters:

     In the three months ended January 31, 2011, the Company increased its previously established environmental reserve related to matters in Ann Arbor, Michigan. In the three and six months ended January 31, 2010, the Company increased its previously established environmental reserve related to matters in Pinellas Park, Florida and Ann Arbor, Michigan.

     The following table summarizes the activity related to restructuring liabilities that were recorded in the six months ended January 31, 2011 and in fiscal years 2010 and 2009.

	Severance	Other	Total
2011
Original charge	$3,453	$2,720	$6,173
Utilized	–	(2,750)	(2,750)
Translation	48	30	78
Balance at Jan. 31, 2011	$3,501	$–	$3,501

2010
Original charge	$6,034	$5,581	$11,615
Utilized	(2,031)	(5,441)	(7,472)
Translation	1	(9)	(8)
Balance at Jul. 31, 2010	4,004	131	4,135
Utilized	(482)	(135)	(617)
Translation	2	4	6
Balance at Jan. 31, 2011	$3,524	$–	$3,524

2009
Original charge	$18,938	$4,734	$23,672
Utilized	(12,757)	(4,133)	(16,890)
Translation	412	20	432
Balance at Jul. 31, 2009	6,593	621	7,214
Utilized	(4,902)	(588)	(5,490)
Reversal of excess reserves	(143)	–	(143)
Translation	(86)	(27)	(113)
Balance at Jul. 31, 2010	1,462	6	1,468
Utilized	(444)	(6)	(450)
Reversal of excess reserves	(6)	–	(6)
Translation	63	–	63
Balance at Jan. 31, 2011	$1,075	$–	$1,075

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 8 – INCOME TAXES

     The Company’s effective tax rate for the six months ended January 31, 2011 and January 31, 2010 was 27.0% and 20.8%, respectively. For the six months ended January 31, 2011, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations. For the six months ended January 31, 2010, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the resolution of a foreign tax audit.

     At January 31, 2011 and July 31, 2010, the Company had gross unrecognized income tax benefits of $241,530 and $227,256, respectively. During the six months ended January 31, 2011, the amount of gross unrecognized income tax benefits increased by $14,274, primarily due to tax positions taken during the current period partially offset by the expiration of various foreign statutes of limitation. As of January 31, 2011, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $175,999.

     At January 31, 2011 and July 31, 2010, the Company had liabilities of $65,956 and $62,546, respectively, for potential payment of interest and penalties. As previously disclosed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K, the actual amounts due and payable upon final settlement of the matters that are under review by taxing authorities in the U.S. and other taxing jurisdictions may differ materially from the Company’s estimate. In particular, the Company may be subject to potential additional penalties that may be asserted by the U.S. and foreign taxing authorities of up to $126,519. In determining the probability of those potential additional penalties being assessed, the Company concluded that it was not “more likely than not” that those potential additional penalties will be assessed. As a result, the Company did not recognize the potential additional penalties of up to $126,519 in the condensed consolidated financial statements as of January 31, 2011.

     Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized income tax benefits may decrease within the next twelve months by a range of zero to $80,812.

NOTE 9 - COMPONENTS OF NET PERIODIC PENSION COST

     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2011	2010	2011	2010	2011	2010
Service cost	$2,015	$1,983	$1,302	$1,249	$3,317	$3,232
Interest cost	3,032	3,048	4,538	4,602	7,570	7,650
Expected return on plan assets	(2,203)	(2,023)	(3,524)	(3,453)	(5,727)	(5,476)
Amortization of prior service cost	456	446	73	64	529	510
Recognized actuarial loss	967	608	1,403	719	2,370	1,327
Gain due to curtailments and settlements	–	–	(24)	–	(24)	–
Net periodic benefit cost	$4,267	$4,062	$3,768	$3,181	$8,035	$7,243

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2011	2010	2011	2010	2011	2010
Service cost	$4,030	$3,966	$2,589	$2,480	$6,619	$6,446
Interest cost	6,064	6,096	9,054	9,189	15,118	15,285
Expected return on plan assets	(4,406)	(4,046)	(7,036)	(6,896)	(11,442)	(10,942)
Amortization of prior service cost	912	892	144	126	1,056	1,018
Recognized actuarial loss	1,934	1,216	2,802	1,436	4,736	2,652
Gain due to curtailments and settlements	–	–	(47)	–	(47)	–
Net periodic benefit cost	$8,534	$8,124	$7,506	$6,335	$16,040	$14,459

NOTE 10 - STOCK-BASED PAYMENT

     The Company currently has four stock-based employee and director compensation award types (Restricted Stock Unit, Stock Option Plans, Management Stock Purchase Plan (“MSPP”), and Employee Stock Purchase Plan (“ESPP”)), which are more fully described in Note 15, Common Stock, to the consolidated financial statements included in the 2010 Form 10-K.

     The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and six months ended January 31, 2011 and January 31, 2010 are reflected in the table below.

	Three Months Ended		Six Months Ended
	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	2011	2010	2011	2010
Restricted stock units	$3,761	$3,555	$6,155	$6,109
Stock options	984	1,190	1,994	2,009
ESPP	1,168	1,043	2,156	2,462
MSPP	931	922	1,955	1,858
Total	$6,844	$6,710	$12,260	$12,438

NOTE 11 - EARNINGS PER SHARE

     The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and restricted stock units aggregating 136 and 1,499 shares were not included in the computation of diluted shares for the three months ended January 31, 2011 and January 31, 2010, respectively, because their effect would have been antidilutive. For the six months ended January 31, 2011 and January 31, 2010, 658 and 1,827 antidilutive shares, respectively, were excluded. The following is reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Six Months Ended
	Jan. 31, 2011	Jan. 31, 2010	Jan. 31, 2011	Jan. 31, 2010
Basic shares outstanding	116,476	117,875	116,405	117,749
Effect of stock plans	1,790	1,415	1,697	1,279
Diluted shares outstanding	118,266	119,290	118,102	119,028

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
     The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value as of January 31, 2011:

		Fair Value Measurements
	As of
	Jan. 31, 2011	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$11,824	$11,824	$–	$–
Available-for-sale securities:
Equity securities	7,506	7,506	–	–
Debt securities:
Corporate	39,597	–	39,597	–
U.S. Treasury	11,227	–	11,227	–
Other U.S. government	26,449	–	26,449	–
Municipal government	998	–	998	–
CMO/mortgage-backed	221	–	221	–
Derivative financial instruments:
Foreign exchange forward contracts	1,850	–	1,850	–

Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	787	–	787	–

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 13 – INVESTMENT SECURITIES

     The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the trust at January 31, 2011 range from 2011 to 2044.

					Net
			Gross	Gross	Unrealized
	Cost/		Unrealized	Unrealized	Holding
	Amortized		Holding	Holding	Gains/
	Cost Basis	Fair Value	Gains	Losses	(Losses)
January 31, 2011
Equity securities	$2,491	$7,506	$5,015	$–	$5,015

Debt securities:
Corporate	38,234	39,597	1,625	(262)	1,363
U.S. Treasury	10,639	11,227	604	(16)	588
Other U.S. government	25,635	26,449	901	(87)	814
Municipal government	1,000	998	–	(2)	(2)
CMO/mortgage-backed	198	221	23	–	23
	$78,197	$85,998	$8,168	$(367)	$7,801

July 31, 2010
Equity securities	$2,375	$5,224	$2,849	$–	$2,849

Debt securities:
Corporate	25,769	27,676	1,912	(5)	1,907
U.S. Treasury	17,905	19,209	1,304	–	1,304
Other U.S.government	19,009	20,163	1,159	(5)	1,154
Municipal government	1,000	1,001	1	–	1
CMO/mortgage-backed	230	256	26	–	26
	$66,288	$73,529	$7,251	$(10)	$7,241

     The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
January 31, 2011
Debt securities:
Corporate	$11,004	$262	$–	$–	$11,004	$262
Municipal
government	998	2	–	–	998	2
U.S. Treasury	612	16	–	–	612	16
Other U.S.
government	5,261	87	–	–	5,261	87
	$17,875	$367	$–	$–	$17,875	$367

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

     The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three and six months ended January 31, 2011 and January 31, 2010:

	Three Months Ended		Six Months Ended
	Jan. 31, 2011	Jan. 31, 2010	Jan. 31, 2011	Jan. 31, 2010
Proceeds from sales	$10,670	$7,062	$14,212	$9,960
Realized gross gains on sales	514	848	694	943
Realized gross losses on sales	12	–	12	–

NOTE 14 – NOTES PAYABLE AND LONG-TERM DEBT

     On November 30, 2010, the Company established a commercial paper program under which the Company may issue up to $600,000 of unsecured commercial paper notes. The Company’s board of directors has authorized debt financings through the issuance of commercial paper plus borrowings under the Company’s senior revolving credit facility of up to a maximum aggregate amount outstanding at any time of $600,000.

     In December 2010, the Company issued $205,000 of notes under the commercial paper program. The proceeds of the commercial paper issuances were used for general corporate purposes, including paying down existing balances under the Company’s senior revolving credit facility. As of January 31, 2011, the Company had $170,000 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s condensed consolidated balance sheet. Commercial paper issuances during the quarter carried interest rates ranging between 0.42% and 0.47% and original maturities between 30 and 61 days. The consolidated weighted average borrowing rate was 3.37% as of January 31, 2011 and was 3.55% as of July 31, 2010.

     As of January 31, 2011, the Company does not have any outstanding borrowings under its existing senior revolving credit facility. As of July 31, 2010, the Company had $250,000 of borrowings under its existing senior revolving credit facility, which were recorded as non-current liabilities under long-term debt, net of current portion in the condensed consolidated balance sheet.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 15 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Foreign Exchange Related:

a. Derivatives Not Designated as Hedging Instruments

     The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional currency intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three and six months ended January 31, 2011 was $562,974 and $1,024,609, respectively. The notional amount of foreign currency forward contracts outstanding as of January 31, 2011 was $290,837.

b. Net Investment Hedges

     The Company uses a Japanese Yen (“JPY”) loan outstanding to hedge its equity of the same amount in a Japanese wholly owned subsidiary. The hedge of net investment consists of a JPY 9 billion loan. The risk management objective of designating the Company’s foreign currency loan as a hedge of a portion of its net investment in a wholly owned Japanese subsidiary is to mitigate the change in the fair value of the Company’s net investment due to changes in foreign exchange rates.

Interest Rate Related:

     As of January 31, 2011, there are no existing interest rate related derivatives.

     The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
January 31, 2011	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Not applicable (“N/A”)

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,850	Other current liabilities	$787
Total derivatives		$1,850		$787

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$109,584

	Asset Derivatives		Liability Derivatives
July 31, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
N/A

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$2,166	Other current liabilities	$555
Total derivatives		$2,166		$555

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$104,166

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three and six months ended January 31, 2011 and January 31, 2010 are presented as follows:

	Amount of Gain Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Three Months Ended				Three Months Ended
	Jan. 31, 2011		Jan. 31, 2010		Jan. 31, 2011		Jan. 31, 2010
Derivatives in cash flow
hedging relationships
Interest rate swap contract	$	N/A	$147	Interest expense	$	N/A	$(248)
____________________

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended January 31, 2011 and January 31, 2010.

Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)				Amount of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Six Months Ended				Six Months Ended
	Jan. 31, 2011		Jan. 31, 2010		Jan. 31, 2011		Jan. 31, 2010
Derivatives in cash flow
hedging relationships
Interest rate swap contract	$	N/A	$167	Interest expense	$	N/A	$(472)
____________________

(b)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the six months ended January 31, 2011 and January 31, 2010.

     The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three and six months ended January 31, 2011 and January 31, 2010 are presented as follows:

		Amount of Gain or (Loss) Recognized in
		Earnings on Derivatives
		Three Months		Six Months
	Location of Gain or (Loss)	Ended		Ended
	Recognized in Earnings on	Jan. 31,	Jan. 31,	Jan. 31,	Jan. 31,
	Derivatives	2011	2010	2011	2010
Derivatives not designated as
hedging relationships
Foreign exchange forward contracts	Selling, general and administrative
	expenses	$(2,015)	$116	$(4,350)	$(2,090)

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three and six months ended January 31, 2011 and January 31, 2010 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (c)
	Three Months Ended			Three Months Ended
	Jan. 31, 2011	Jan. 31, 2010		Jan. 31, 2011	Jan. 31, 2010
Nonderivatives
designated as hedging
relationships
Net investment hedge	$1,445	$167	N/A	$–	$–
____________________

(c)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended January 31, 2011 and January 31, 2010.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (d)
	Six Months Ended			Six Months Ended
	Jan. 31, 2011	Jan. 31, 2010		Jan. 31, 2011	Jan. 31, 2010
Nonderivatives
designated as hedging
relationships
Net investment hedge	$(3,468)	$(2,943)	N/A	$–	$–
____________________

(d)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the six months ended January 31, 2011 and January 31, 2010.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 16 - COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	Jan. 31, 2011	Jan. 31, 2010	Jan. 31, 2011	Jan. 31, 2010
Net earnings	$75,664	$49,619	$147,073	$116,602

Unrealized translation adjustment	(7,705)	(26,692)	38,277	(12,865)
Income taxes	(717)	(534)	3,933	301
Unrealized translation adjustment, net	(8,422)	(27,226)	42,210	(12,564)

Pension liability adjustment	3,850	–	4,532	–
Income taxes	(1,217)	–	(1,476)	–
Pension liability adjustment, net	2,633	–	3,056	–

Change in unrealized investment (losses)/gains	(1,452)	(221)	560	1,231
Income taxes	523	79	(201)	(166)
Change in unrealized investment (losses)/gains, net	(929)	(142)	359	1,065

Unrealized gains on derivatives	–	230	–	261
Income taxes	–	(83)	–	(94)
Unrealized gains on derivatives, net	–	147	–	167

Total comprehensive income	$68,946	$22,398	$192,698	$105,270

     Unrealized investment gains/(losses) on available-for-sale securities, net of related income taxes, consist of the following:

	Three Months Ended		Six Months Ended
	Jan. 31, 2011	Jan. 31, 2010	Jan. 31, 2011	Jan. 31, 2010
Unrealized (losses)/gains arising during
the period	$(1,452)	$2,495	$560	$3,947
Income taxes	523	79	(201)	(166)
Net unrealized (losses)/gains arising
during the period	(929)	2,574	359	3,781
Reclassification adjustment for gains
included in net earnings	–	(2,716)	–	(2,716)
Change in unrealized investment
(losses)/gains, net	$(929)	$(142)	$359	$1,065

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 17 - SEGMENT INFORMATION

     The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.

     As previously disclosed in the 2010 Form 10-K, the Company reorganized its operating segments during the fourth quarter of fiscal year 2010. Based on this reorganization, segment information for the three and six months of fiscal year 2010 has been restated to reflect these changes. All discussions and amounts reported in this report are based on the reorganized segment structure.

     The following table presents sales and operating profit by segment reconciled to earnings before income taxes, for the three and six months ended January 31, 2011 and January 31, 2010.

	Three Months Ended		Six Months Ended
	Jan. 31, 2011	Jan. 31, 2010	Jan. 31, 2011	Jan. 31, 2010
SALES:
Life Sciences	$334,214	$297,299	$645,794	$585,426
Industrial	311,018	263,102	604,915	521,914
Total	$645,232	$560,401	$1,250,709	$1,107,340

OPERATING PROFIT:
Life Sciences	$83,650	$68,360	$156,838	$132,914
Industrial	47,942	23,424	93,281	47,608
Total operating profit	131,592	91,784	250,119	180,522
General corporate expenses	16,980	13,150	29,301	25,597
Earnings before ROTC, interest expense, net and income taxes	114,612	78,634	220,818	154,925
ROTC	4,789	572	6,198	4,629
Interest expense, net	5,814	5,694	13,108	3,088
Earnings before income taxes	$104,009	$72,368	$201,512	$147,208

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Risk Factors

     The following discussion should be read together with the accompanying condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in the Pall Corporation and its subsidiaries (hereinafter collectively called the “Company”) Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (“2010 Form 10-K”). The discussion under the subheading “Review of Operating Segments” below is in local currency (i.e., had exchange rates not changed year over year) unless otherwise indicated. Company management considers local currency change to be an important measure because by excluding the impact of volatility of exchange rates, underlying volume change is clearer. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis. The Company utilizes certain estimates and assumptions affecting the reported financial information as well as to quantify the impact of various significant factors that contribute to the changes in the Company’s periodic results included in the discussion below.

     The matters discussed in this Quarterly Report may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future. All statements regarding future performance, earnings projections, earnings guidance, management’s expectations about its future cash needs and effective tax rate, and other future events or developments are forward-looking statements. Forward-looking statements are those that use terms such as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” “predict,” “potential,” and similar expressions. Forward-looking statements contained in this and other written and oral reports are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors.

     The Company’s forward-looking statements are subject to risks and uncertainties and are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by the Company’s forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I–Item 1A.–Risk Factors in the 2010 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including the effect of litigation and regulatory inquiries associated with the restatement of our prior period financial statements; the impact of legislative, regulatory and political developments globally and the impact of the uncertain global economic environment and the timing and strength of a recovery in the markets and regions we serve, and the extent to which adverse economic conditions may affect our sales volume and results; demand for our products and business relationships with key customers and suppliers, which may be impacted by their cash flow and payment practices, as well as delays or cancellations in shipments; our ability to obtain regulatory approval or market acceptance of new technologies; our ability to successfully complete our business improvement initiatives, which include integrating and upgrading our information systems and the effect of a serious disruption in our information systems; fluctuations in our effective tax rate; volatility in foreign currency exchange rates, interest rates and energy costs and other macro economic challenges currently affecting us; changes in product mix, market mix and product pricing, particularly relating to the expansion of the systems business; increase in costs of manufacturing and operating costs; our ability to achieve and sustain the savings anticipated from cost reduction and gross margin improvement initiatives; the effect of the restrictive covenants in our debt facilities; our ability to enforce patents and protect proprietary products and manufacturing techniques; our ability to successfully complete or integrate any acquisitions; and the impact of pricing and other actions by competitors. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them, whether as a result of new information, future developments or otherwise.

Results of Operations

Review of Consolidated Results

     Sales in the second quarter of fiscal year 2011 increased 15.1% to $645,232 from $560,401 in the second quarter of fiscal year 2010. Sales in the six months increased 12.9% compared to the six months of fiscal year 2010. Exchange rates used to translate foreign subsidiary results into U.S. Dollars decreased reported sales by $3,348 and $11,207 in the quarter and six months, respectively, primarily due to the strengthening of the U.S. Dollar against the Euro and British Pound, partly offset by the weakening of the U.S. Dollar against various Asian currencies including the Japanese Yen (“JPY”), Australian Dollar, Chinese Renminbi and Singapore Dollar. In local currency, sales increased 15.7% in the quarter and 14.0% in the six months. Increased pricing contributed $4,339 to overall sales in the quarter and $7,543 in the six months, attributable to improvements in both the Life Sciences and Industrial segments.

     Life Sciences segment sales (in local currency) increased 14.0% in the quarter and 12.2% in the six months, reflecting growth in all three of its markets, with sales in the BioPharmaceuticals market particularly strong. Industrial segment sales (in local currency) increased 17.7% in the quarter and 15.9% in the six months, reflecting strong growth in all three of its markets.

     Overall systems sales increased 47% in the quarter and 21.5% in the six months, reflecting strong growth in both the Life Sciences and Industrial segments. Systems sales represented 11.0% of total sales in the second quarter of fiscal year 2011 compared to 8.6% in the second quarter of fiscal year 2010. In the six months, systems sales represented 10.0% of total sales compared to 9.4% in the six months of fiscal year 2010. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

     Gross margin in the second quarter of fiscal year 2011 increased 80 basis points to 51.5% from 50.7% in the second quarter of fiscal year 2010. The increase in gross margin in the quarter reflects an improvement in gross margin in the Industrial segment of 280 basis points partly offset by a decline in gross margin of 80 basis points in the Life Sciences segment. Gross margin in the six months increased 120 basis points to 51.3% from 50.1%. The increase in gross margin in the six months reflects an improvement in gross margin in the Industrial segment of 290 basis points partly offset by a decline in gross margin of 20 basis points in the Life Sciences segment. For a detailed discussion of the factors impacting gross margin by segment, refer to the section “Review of Operating Segments” below.

     Selling, general and administrative (“SG&A”) expenses in the second quarter of fiscal year 2011 increased by $10,088, or 5.4% (an increase of $12,186, or 6.5%, in local currency). SG&A expenses in the six months increased by $15,728, or 4.3% (an increase of $20,411, or 5.6%, in local currency). These increases are reflected in both businesses and Corporate. The overall increase in SG&A (in local currency) in the quarter and six months primarily reflects the impact of strategic and structural investments and company-wide inflationary increases in payroll costs, as well as increases in sales-related variable costs. The strategic and structural investments made include:
  geographic expansion in Latin America, Middle East and Asia, primarily impacting Industrial,

  investments in information technology, impacting both Life Sciences and Industrial,

  costs related to the establishment of the European headquarters in Switzerland, impacting both Life Sciences and Industrial, and the Asian headquarters in Singapore, primarily impacting Industrial,

  costs incurred for changes in sales channels from distribution to direct, primarily impacting Life Sciences, and incremental costs related to a biotechnology company that was acquired late in the second quarter of fiscal year 2010.

     It is estimated that these strategic and structural investments accounted for approximately 30% of the local currency increase in SG&A in the quarter and 40% in the six months. As a percentage of sales, SG&A expenses were 30.5% in the quarter compared to 33.4% in the second quarter of fiscal year 2010. SG&A expenses were 30.3% in the six months compared to 32.8% in the six months of fiscal year 2010. The decline in SG&A expenses as a percentage of sales in the quarter and six months reflects the leverage of an increasing sales base. For a detailed discussion of SG&A by segment, refer to the section “Review of Operating Segments” below.

     Research and development (“R&D”) expenses were $20,773 in the second quarter of fiscal year 2011 compared to $18,639 in the second quarter of fiscal year 2010, an increase of $2,134, or 11.5% ($2,429, or 13.0% in local currency). R&D expenses in the six months were $40,942 compared to $35,888 in the six months of fiscal year 2010, an increase of $5,054, or 14.1% ($5,642, or 15.7% in local currency). The increase in R&D expenses in the quarter and six months reflects increased spending in both businesses. As a percentage of sales, R&D expenses were 3.2% in the quarter compared to 3.3% in the second quarter of fiscal year 2010. As a percentage of sales, R&D expenses were 3.3% compared to 3.2% in the six months of fiscal year 2010. For a detailed discussion of R&D by segment, refer to the section “Review of Operating Segments” below.

     In the second quarter and six months of fiscal year 2011, the Company recorded restructuring and other charges (“ROTC”) of $4,789 and $6,198, respectively. In the second quarter and six months of fiscal year 2010, the Company recorded ROTC of $572 and $4,629, respectively. ROTC in the quarter and six months of fiscal year 2011 and 2010 was primarily comprised of severance, professional fees and other costs related to the Company’s cost reduction initiatives partly offset by the receipt of insurance claim payments in both years. The severance costs recorded in the second quarter of fiscal year 2011 relate to the planned closure of a manufacturing facility in Europe. The details of ROTC for the three and six months ended January 31, 2011 and January 31, 2010 as well as the activity related to restructuring liabilities that were recorded in the six months ended January 31, 2011, and in fiscal years 2010 and 2009 can be found in Note 7, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.

     Earnings before interest and income taxes (“EBIT”) were $109,823 in the second quarter of fiscal year 2011 compared to $78,062 in the second quarter of fiscal year 2010. The impact of foreign currency translation increased EBIT by $1,666 in the quarter. As a percentage of sales, EBIT were 17.0% compared to 13.9% in the second quarter of fiscal year 2010. In the six months, EBIT were $214,620 compared to $150,296 in the six months of fiscal year 2010. The impact of foreign currency translation increased EBIT by $1,077 in the six months. As a percentage of sales, EBIT were 17.2% compared to 13.6% in the six months of fiscal year 2010.

     Net interest expense in the second quarter of fiscal year 2011 was $5,814 compared to $5,694 in the second quarter of fiscal year 2010. The increase in net interest expense in the quarter reflects slightly higher average interest rates as well as debt levels throughout the quarter compared to the second quarter of fiscal year 2010. Net interest expense in the six months was $13,108 compared to $3,088 in the six months of fiscal year 2010. Net interest in the six months of fiscal year 2010 reflects the reversal of $8,984 of accrued interest primarily related to the resolution of a foreign tax audit. Excluding this item, net interest expense increased $1,036 compared to the six months of fiscal year 2010, primarily driven by slightly higher average interest rates as well as debt levels throughout the six months compared to the six months of fiscal year 2010.

     In the second quarter of fiscal year 2011, the Company’s effective tax rate was 27.3% as compared to 31.4% in the second quarter of fiscal year 2010. In the first six months of fiscal year 2011, the Company’s effective tax rate was 27.0% as compared to 20.8% in the first six months of fiscal year 2010. The effective tax rate in the first six months of fiscal year 2010 reflects the favorable resolution of a foreign tax audit. Excluding this item, the effective tax rate in the first six months of fiscal year 2010 would have been 31.4%. The decrease in the effective tax rate for the second quarter and first six months of fiscal year 2011 is primarily driven by tax benefits associated with the establishment of the Company’s European headquarters. For the first six months ended January 31, 2011, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations. The Company expects its effective tax rate to be approximately 27% for fiscal year 2011, exclusive of the impact of discrete items in future periods. The actual effective tax rate for the full fiscal year 2011 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as other factors.

     Net earnings in the second quarter of fiscal year 2011 were $75,664, or 64 cents per share, compared with net earnings of $49,619, or 42 cents per share in the second quarter of fiscal year 2010. In summary, the increase in net earnings and earnings per share primarily reflect the increase in EBIT and a decrease in the effective tax rate. Net earnings in the six months were $147,073, or $1.25 per share, compared with net earnings of $116,602, or $0.98 cents per share in the six months of fiscal year 2010. In summary, the increase in net earnings and earnings per share reflect the increase in EBIT partly offset by an increase in net interest expense and an increase in the effective tax rate. Company management estimates that foreign currency translation increased earnings per share by 1 cent in both the second quarter and six months of fiscal year 2011.

Review of Operating Segments

     The following table presents sales and operating profit by segment, reconciled to earnings before income taxes, for the three and six months ended January 31, 2011 and January 31, 2010.

		%		%	%
Three Months Ended	Jan. 31, 2011	Margin	Jan. 31, 2010	Margin	Change
SALES:
Life Sciences	$334,214		$297,299		12.4
Industrial	311,018		263,102		18.2
Total	$645,232		$560,401		15.1

OPERATING PROFIT:
Life Sciences	$83,650	25.0	$68,360	23.0	22.4
Industrial	47,942	15.4	23,424	8.9	104.7
Total operating profit	131,592	20.4	91,784	16.4	43.4
General corporate expenses	16,980		13,150		29.1
Earnings before ROTC, interest expense, net and income taxes	114,612	17.8	78,634	14.0	45.8
ROTC, net	4,789		572
Interest expense, net	5,814		5,694
Earnings before income taxes	$104,009		$72,368

		%		%	%
Six Months Ended	Jan. 31, 2011	Margin	Jan. 31, 2010	Margin	Change
SALES:
Life Sciences	$645,794		$585,426		10.3
Industrial	604,915		521,914		15.9
Total	$1,250,709		$1,107,340		12.9

OPERATING PROFIT:
Life Sciences	$156,838	24.3	$132,914	22.7	18.0
Industrial	93,281	15.4	47,608	9.1	95.9
Total operating profit	250,119	20.0	180,522	16.3	38.6
General corporate expenses	29,301		25,597		14.5
Earnings before ROTC, interest expense, net and income taxes	220,818	17.7	154,925	14.0	42.5
ROTC, net	6,198		4,629
Interest expense, net	13,108		3,088
Earnings before income taxes	$201,512		$147,208

     Life Sciences:

     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the three and six months ended January 31, 2011 and January 31, 2010:

		% of		% of
Three Months Ended	Jan. 31, 2011	Sales	Jan. 31, 2010	Sales
Sales	$334,214		$297,299
Cost of sales	149,488	44.7	130,638	43.9
Gross margin	184,726	55.3	166,661	56.1
SG&A	88,188	26.4	86,177	29.0
R&D	12,888	3.9	12,124	4.1
Operating profit	$83,650	25.0	$68,360	23.0

		% of		% of
Six Months Ended	Jan. 31, 2011	Sales	Jan. 31, 2010	Sales
Sales	$645,794		$585,426
Cost of sales	291,149	45.1	262,944	44.9
Gross margin	354,645	54.9	322,482	55.1
SG&A	171,662	26.6	166,830	28.5
R&D	26,145	4.0	22,738	3.9
Operating profit	$156,838	24.3	$132,914	22.7

     The tables below present sales by market and geography within the Life Sciences segment for the three and six months ended January 31, 2011 and January 31, 2010, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
Three Months Ended	Jan. 31, 2011	Jan. 31, 2010	Change	Impact	Currency
By Market
BioPharmaceuticals	$179,550	$146,972	22.2	$(2,050)	23.6
Medical	102,305	100,451	1.8	(1,495)	3.3
Food & Beverage	52,359	49,876	5.0	(1,266)	7.5
Total Life Sciences	$334,214	$297,299	12.4	$(4,811)	14.0

By Geography
Western Hemisphere	$118,477	$101,616	16.6	$136	16.5
Europe	153,725	147,593	4.2	(8,743)	10.1
Asia	62,012	48,090	28.9	3,796	21.1
Total Life Sciences	$334,214	$297,299	12.4	$(4,811)	14.0

					%
				Exchange	Change in
			%	Rate	Local
Six Months Ended	Jan. 31, 2011	Jan. 31, 2010	Change	Impact	Currency
By Market
BioPharmaceuticals	$340,959	$290,195	17.5	$(4,713)	19.1
Medical	200,847	196,138	2.4	(3,359)	4.1
Food & Beverage	103,988	99,093	4.9	(3,247)	8.2
Total Life Sciences	$645,794	$585,426	10.3	$(11,319)	12.2

By Geography
Western Hemisphere	$228,128	$196,686	16.0	$280	15.8
Europe	299,113	295,336	1.3	(18,298)	7.5
Asia	118,553	93,404	26.9	6,699	19.8
Total Life Sciences	$645,794	$585,426	10.3	$(11,319)	12.2

     Life Sciences segment sales increased 14.0% in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010. The increase in sales in the quarter reflects growth in consumables and systems sales of 11.4% and 68.1%, respectively. In the six months, Life Sciences segment sales increased 12.2% reflecting growth in consumables and systems sales of 10.8% and 40.2%, respectively. Systems sales represented 6.9% of total Life Sciences sales in the second quarter of fiscal year 2011 compared to 4.6% in the second quarter of fiscal year 2010. In the six months, systems sales represented 6.0% of total Life Sciences sales compared to 4.8% in the six months of fiscal year 2010.

     Increased pricing (primarily in the BioPharmaceuticals market) contributed $2,694, or 0.9%, to overall sales growth in the quarter and the volume related sales increase was 13.1%. In the six months, increased pricing contributed $5,008, or 0.9%, to overall sales growth and the volume related sales increase was 11.3%. Life Sciences sales represented approximately 52% of total Company sales in the second quarter and six months of fiscal year 2011 compared to 53% in the second quarter and six months of fiscal year 2010.

     Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory) increased 23.6% and 19.1% in the quarter and six months, respectively. The sales results by the submarkets that comprise BioPharmaceuticals are discussed below:
  Sales in the Pharmaceuticals submarket, which represented approximately 45% of total Life Sciences sales, increased 25.1% in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010, with all geographies contributing. Consumables sales increased 20.2%, while systems sales grew 123.8%. Sales in the six months increased 20.0% (all geographies contributing), reflecting an increase in consumables and systems sales of 17.0% and 69.8%, respectively. The sales results in all geographies in the second quarter and six months reflect overall growth in the marketplace as pharmaceutical manufacturers introduce new drugs and increase production levels. The biologicals drug market is strong, particularly in the fast-growing biotech and plasma sectors. The Western Hemisphere also benefited from a change in route to market (from distributor to direct). In addition to growth in emerging markets of India and Korea and strong sales in Japan and Singapore, Asia also benefited from strong growth in China as drug producers are increasingly adopting Federal Drug Administration manufacturing standards to facilitate exporting their products to the U.S. and Europe.

  Sales in the Laboratory submarket, which represented less than 10% of Life Sciences sales, grew 14.8% and 14.4% in the second quarter and six months, respectively, with all geographies contributing. The growth in this submarket was driven by increased end-user demand, fueled by underlying growth in the pharmaceutical marketplace.
     Sales in the Medical market, which is comprised of blood filtration product sales and other infection and patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, increased 3.3% and 4.1% in the quarter and six months, respectively.
  Sales of blood filtration products, which represented approximately 17% of total Life Sciences sales, were flat in the second quarter and six months primarily reflecting increased sales in the Western Hemisphere, the Company’s largest blood filtration region, offset by a decline in Europe. The growth in blood filtration sales in the Western Hemisphere was driven by the U.S., reflecting new product conversions at certain customers and increased sales to independent blood centers related to increased market share. Sales in Europe were down as pricing pressure in parts of the region has caused the Company to pass on some blood filtration business.

  OEM sales, which represented less than 10% of total Life Sciences sales, increased 6.9% in the second quarter primarily driven by growth in IV filter sales in the Western Hemisphere. In the six months, OEM sales increased 12.6% driven by growth in the Western Hemisphere as discussed above and Europe, reflecting customer restocking of inventory, timing of shipments and the impact of new business wins.

  Sales to Hospitals, which represented less than 10% of total Life Sciences sales, increased 14.7% and 8.0% in the second quarter and six months, respectively primarily driven by an increase in point of use water filter sales in Europe.
     Sales in the Food & Beverage market increased 7.5% in the quarter, reflecting an increase in consumables and systems sales of 4.3% and 25.1%, respectively. Sales in the six months increased 8.2%, reflecting an increase in consumables and systems sales of 7.9% and 10.1%, respectively. By geography, sales growth in the quarter and six months reflects double-digit growth in Asia, accompanied by mid single digit growth in Europe, the Company’s largest Food & Beverage region. Sales in the Western Hemisphere were down in the quarter due to lumpiness of systems sales, however they grew in the mid-single digits in the six months. The overall growth in the quarter and six months was primarily driven by increased sales to the wine, spirits, bottled water and soft drink sectors due in part to improving market conditions, growth in emerging markets, new market applications and increased market share. The Company’s food contact compliance products are also positively impacting revenue growth.

     Life Sciences gross margin in the second quarter of fiscal year 2011 decreased 80 basis points to 55.3% from 56.1% in the second quarter of fiscal year 2010. Gross margin in the six months decreased 20 basis points to 54.9% from 55.1% in the six months of fiscal year 2010. The decline in gross margin in the quarter and six months reflects unfavorable absorption of manufacturing overhead and inflation which includes the effect of exchange rates on foreign currency denominated sourced goods primarily in the Euro-zone, somewhat offset by cost savings, including improved efficiency in manufacturing operations, which reduced gross margin by an estimated 200 basis points in the quarter and 100 basis points in the six months. This was partly offset by the favorable impact of mix, pricing and the benefit of certain sales channel changes from distribution to direct. The change in mix was comprised of:
  a favorable impact from a higher proportion of consumables sales to Pharmaceuticals customers, and a negative impact from an increase in systems sales, as discussed above, which typically have lower gross margins than consumables.

     SG&A expenses in the second quarter of fiscal year 2011 increased by $2,011, or 2.3% (an increase of $3,748, or 4.3% in local currency), compared to the second quarter of fiscal year 2010. SG&A expenses in the six months, increased by $4,832, or 2.9% (an increase of $8,472, or 5.1% in local currency) compared to the six months of fiscal year 2010. The increase in SG&A in local currency in the quarter and six months principally reflects the impact of strategic and structural investments and inflationary increases in payroll costs, as well as increases in sales-related variable costs. It is estimated that these strategic and structural investments accounted for approximately 55% of the local currency increase in SG&A in the quarter and 60% in the six months. SG&A as a percentage of sales decreased to 26.4% from 29.0% in the second quarter of fiscal year 2010. SG&A as a percentage of sales in the six months decreased to 26.6% from 28.5% in the six months of fiscal year 2010. The decrease in SG&A as a percentage of sales in the quarter and six months reflects the leverage of the increase in sales.

     R&D expenses were $12,888 compared to $12,124 in the second quarter of fiscal year 2010, an increase of $764, or 6.3% ($1,072, or 8.8% in local currency). R&D expenses in the six months were $26,145 compared to $22,738 in the six months of fiscal year 2010, an increase of $3,407, or 15.0% ($4,005, or 17.6% in local currency). The increase in R&D expenses in the quarter and six months reflects increased headcount as well as expenses to support projects in the Medical and BioPharmaceuticals markets. As a percentage of sales, R&D expenses in the quarter were 3.9% compared to 4.1% in the second quarter of fiscal year 2010. As a percentage of sales, R&D expenses were 4.0% in the six months compared to 3.9% in the six months of fiscal year 2010.

     Operating profit dollars in the quarter were $83,650, an increase of $15,290, or 22.4% ($15,539, or 22.7% in local currency) compared to the second quarter of fiscal year 2010. Operating profit dollars in the six months were $156,838, an increase of $23,924, or 18.0% ($25,233, or 19.0% in local currency) compared to the six months of fiscal year 2010. Operating margin in the quarter improved to 25.0% from 23.0% in the second quarter of fiscal year 2010. Operating margin in the six months improved to 24.3% from 22.7% in the six months of fiscal year 2010.

     Industrial:

     Presented below are summary Statements of Operating Profit for the Industrial segment for the three and six months ended January 31, 2011 and January 31, 2010:

		% of		% of
Three Months Ended	Jan. 31, 2011	Sales	Jan. 31, 2010	Sales
Sales	$311,018		$263,102
Cost of sales	163,259	52.5	145,478	55.3
Gross margin	147,759	47.5	117,624	44.7
SG&A	91,932	29.6	87,685	33.3
R&D	7,885	2.5	6,515	2.5
Operating profit	$47,942	15.4	$23,424	8.9

		% of		% of
Six Months Ended	Jan. 31, 2011	Sales	Jan. 31, 2010	Sales
Sales	$604,915		$521,914
Cost of sales	318,402	52.6	289,913	55.5
Gross margin	286,513	47.4	232,001	44.5
SG&A	178,435	29.5	171,243	32.8
R&D	14,797	2.4	13,150	2.5
Operating profit	$93,281	15.4	$47,608	9.1

     The tables below present sales by market and geography within the Industrial segment for the three and six months ended January 31, 2011 and January 31, 2010, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
Three Months Ended	Jan. 31, 2011	Jan. 31, 2010	Change	Impact	Currency
By Market
Aeropower	$106,614	$96,651	10.3	$(1,295)	11.6
Energy & Water	127,611	105,484	21.0	(28)	21.0
Microelectronics	76,793	60,967	26.0	2,786	21.4
Total Industrial	$311,018	$263,102	18.2	$1,463	17.7

By Geography
Western Hemisphere	$105,079	$73,510	42.9	$299	42.5
Europe	86,657	82,196	5.4	(5,552)	12.2
Asia	119,282	107,396	11.1	6,716	4.8
Total Life Sciences	$311,018	$263,102	18.2	$1,463	17.7

					%
				Exchange	Change in
			%	Rate	Local
Six Months Ended	Jan. 31, 2011	Jan. 31, 2010	Change	Impact	Currency
By Market
Aeropower	$223,163	$191,670	16.4	$(2,925)	18.0
Energy & Water	230,004	212,728	8.1	(1,548)	8.8
Microelectronics	151,748	117,516	29.1	4,585	25.2
Total Industrial	$604,915	$521,914	15.9	$112	15.9

By Geography
Western Hemisphere	$205,547	$145,608	41.2	$487	40.8
Europe	168,338	165,170	1.9	(11,299)	8.8
Asia	231,030	211,136	9.4	10,924	4.2
Total Life Sciences	$604,915	$521,914	15.9	$112	15.9

     Industrial segment sales increased 17.7% in the second quarter of fiscal year 2011, reflecting strong growth in all markets. The increase in sales in the quarter reflects growth in consumables and systems sales of 14.5% and 38.7%, respectively. In the six months, Industrial segment sales increased 15.9% reflecting growth in consumables and systems sales of 16.1% and 14.7%, respectively. Systems sales represented 15.4% of total Industrial sales in the second quarter of fiscal year 2011 compared to 13.2% in the second quarter of fiscal year 2010. In the six months, systems sales represented 14.3% of total Industrial sales compared to 14.5% in the six months of the fiscal year 2010.

     Increased pricing (primarily contributed by the Aeropower market) contributed $1,645, or 0.6%, to overall sales growth in the quarter and, as such, the volume increase was 17.1%. In the six months, increased pricing contributed $2,535, or 0.5%, to overall sales growth and, as such, the volume increase was 15.4%. Industrial sales represented approximately 48% of total Company sales in the second quarter and six months of fiscal year 2011 compared to 47% in the second quarter and six months of fiscal year 2010.

     The Aeropower market is comprised of sales of air, water, lubrication, fuel and machinery and hydraulic protection products to OEM and end-user customers in Military and Commercial Aerospace as well as in the Machinery & Equipment submarkets, which consist of a grouping of producers of mobile equipment and trucks, pulp and paper, mining equipment, automotive products and metals. The sales results by the submarkets that comprise Aeropower are discussed below:
  Sales to the Military Aerospace submarket, which represented less than 10% of total Industrial sales, were flat in the quarter reflecting increased shipments of spares to the U.S. government in the Western Hemisphere offset by declines in Europe and Asia related to spending reductions and timing of shipments. In the six months, sales to the Military Aerospace submarket increased 3.2% reflecting the same trend evident in the quarter.

  Sales to the Commercial Aerospace submarket, which represented less than 10% of total Industrial sales, increased 17.0% and 22.0% in the second quarter and six months, respectively, with all geographies contributing to the growth. The growth in Commercial Aerospace sales was primarily driven by a modest increase in OEM production rates and an increase in aftermarket sales related to improving market conditions.

  Sales in the Machinery & Equipment submarkets, which represented approximately 20% of total Industrial sales, increased 15.0% and 23.5% in the quarter and six months, respectively, with all geographies contributing to the growth. The increase in Machinery & Equipment sales in the quarter and six months was driven by growth in the mining and primary metals sectors as well as an increase in OEM in-plant activities related to increased demand for manufacturing capacity. Furthermore, the Western Hemisphere benefited from an increase in sales to mobile OEM customers (construction and mining) as they increased their build rates to meet demand.
     Sales in the Energy & Water market, which is comprised of three submarkets; Fuels & Chemicals, Municipal Water, and Power Generation, increased 21.0% and 8.8% in the second quarter and six months, respectively. The sales results by submarket are discussed below:
  Sales in the Fuels & Chemicals submarket, which represented approximately 20% of total Industrial sales, increased 6.4% in the second quarter reflecting increases in the Western Hemisphere and Europe, partly offset by a decline in Asia. Consumables sales increased 14.8%, while systems sales declined 17.7%. In the six months, sales in the Fuels & Chemicals submarket decreased 3.3% reflecting a decline in Asia partly offset by increases in the Western Hemisphere and Europe. Consumables sales increased 12.8%, while systems sales declined 43.3%. The growth in the Western Hemisphere and Europe in the quarter and six months was driven by robust activity in the oil and gas, chemicals, and polymers sectors. The decline in Asia in the quarter and six months reflects weakness in the electronics-grade chemical marketplace and a low level of investment activity in fiscal year 2010 that negatively impacted systems sales in the current year.

  Municipal Water submarket sales, which represented approximately 10% of total Industrial sales, increased 82.3% in the second quarter and 44.5% in the six months compared to the same periods of fiscal year 2010. By geography, sales in the Western Hemisphere (the Company’s largest Municipal Water region) more than doubled in the quarter and six months, driven by municipalities upgrading to membrane filtration to comply with regulations of the Environmental Protection Agency. Sales in Europe were down slightly related to a reduction in publicly funded projects (primarily in the leachate sector) due to the fiscal challenges of local governments. In Asia, the Company’s smallest Municipal Water region, sales were down 37.6% and 28.7% in the quarter and six months, respectively, related to timing of projects.

  Sales in the Power Generation submarket, which represented approximately 10% of total Industrial sales, increased 16.3% and 13.9% in the quarter and six months respectively. The growth in the quarter and six months was driven by Asia, fueled by demand in the wind-turbine market and the Western Hemisphere, primarily driven by sales of water treatment and condensate systems for fossil fuel and nuclear power stations. A decrease in sales in Europe, related to overall weakness in the marketplace, particularly in the turbine OEM sector, partly offset the above.
     Microelectronics sales increased 21.4% and 25.2% in the quarter and six months, respectively reflecting double-digit growth in all geographies. Overall, the sales growth in the quarter and six months reflects continued strength in the semiconductor marketplace as well as an increase in OEM activity in all geographies. The display market in Asia was also particularly strong in the quarter and six months.

     Industrial gross margin in the quarter increased 280 basis points to 47.5% from 44.7% in the second quarter of fiscal year 2010. Gross margin in the six months increased 290 basis points to 47.4% from 44.5% in the six months of fiscal year 2010. Key drivers of the improvement in gross margin in the quarter and six months were:
  the estimated benefit of cost savings initiatives, including improved efficiency in manufacturing operations that outpaced inflation, and favorable absorption of overhead, contributed an estimated 200 basis points in margin in the quarter and six months, and a change in mix and improved pricing which comprised the balance of the gross margin improvement in the quarter and six months.
     SG&A expenses in the second quarter of fiscal year 2011 increased by $4,247, or 4.8% (an increase of $4,513, or 5.1% in local currency), compared to the second quarter of fiscal year 2010. SG&A expenses in the six months increased by $7,192, or 4.2% (an increase of $8,169, or 4.8% in local currency), compared to the six months of fiscal year 2010. The increase in SG&A in local currency principally reflects the impact of strategic and structural investments and inflationary increases in payroll costs, as well as increases in sales-related variable costs. It is estimated that these strategic and structural investments accounted for approximately 30% of the local currency increase in SG&A in the quarter and 40% in the six months. SG&A expenses as a percentage of sales decreased to 29.6% in the quarter from 33.3% in the second quarter of fiscal year 2010. SG&A expenses as a percentage of sales decreased to 29.5% in the six months from 32.8% in the six months of fiscal year 2010. The decrease in SG&A as a percentage of sales in the quarter and six months reflects the leverage of the increase in sales.

     R&D expenses were $7,885 in the second quarter of fiscal year 2011 compared to $6,515 in the second quarter of fiscal year 2010, an increase of $1,370, or 21.0% ($1,357, or 20.8% in local currency). R&D expenses were $14,797 in the six months compared to $13,150 in the six months of fiscal year 2010, an increase of $1,647, or 12.5% ($1,637, or 12.4% in local currency). As a percentage of sales, R&D expenses were 2.5% in the quarter on par with the second quarter of fiscal year 2010. As a percentage of sales, R&D expenses were 2.4% in the six months compared to 2.5% in the six months of fiscal year 2010.

     Operating profit dollars in the second quarter of fiscal year 2011 were $47,942, an increase of $24,518, or 104.7% ($22,903, or 97.8% in local currency) compared to the second quarter of fiscal year 2010. Operating profit dollars in the six months were $93,281, an increase of $45,673, or 95.9% ($43,572, or 91.5% in local currency) compared to the six months of fiscal year 2010. Operating margin in the quarter increased to 15.4% from 8.9% in the second quarter of fiscal year 2010. Operating margin in the six months increased to 15.4% from 9.1% in the six months of fiscal year 2010.

     Corporate:

     Corporate expenses in the second quarter of fiscal year 2011 were $16,980 compared to $13,150 in the second quarter of fiscal year 2010, an increase of $3,830 or 29.1% ($3,925, or 29.8% in local currency). Corporate expenses in the six months were $29,301 compared to $25,597 in the six months of fiscal year 2010, an increase of $3,704 or 14.5% ($3,770, or 14.7% in local currency). The increase in Corporate expenses in the quarter and six months primarily reflects an increase in foreign currency transaction losses as well as increases in payroll and related costs, and professional fees.

Liquidity and Capital Resources

     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $674,800 at January 31, 2011 as compared with $608,000 at July 31, 2010. Excluding the effect of foreign exchange (discussed below), non-cash working capital increased approximately $45,900 compared to July 31, 2010.

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at January 31, 2011 to those at July 31, 2010, the Euro, the British Pound and JPY have strengthened against the U.S. Dollar. The effect of foreign currency translation increased non-cash working capital by $20,946, including net inventory, net accounts receivable and other current assets by $12,280, $15,820 and $3,635, respectively, as compared to July 31, 2010. Additionally, foreign currency translation increased accounts payable and other current liabilities by $10,415 and increased current income taxes payable by $374.

     Net cash provided by operating activities in the six month of fiscal year 2011 was $155,523 as compared to $156,008 in the six months of fiscal year 2010, a decrease of $485, or less than 1%. The decrease in net cash provided by operating activities reflects an increase in inventories as well an increase in certain payments made in the six months of fiscal year 2011, primarily related to income taxes and variable based compensation tied to fiscal year 2010 earnings performance which was considerably stronger than fiscal year 2009. This was largely offset by an improvement in working capital management during the six month period as discussed below.

     The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding (“DPO”), decreased to 145 days in the quarter ended January 31, 2011 from 155 days in the quarter ended January 31, 2010. This improvement reflects a decrease in DIO and DSO partly offset by a decrease in DPO. In the three months ended October 31, 2010, the Company’s full cash conversion cycle decreased to 142 days from 161 days in the quarter ended October 31, 2009 reflecting a decrease in DIO and DSO, as well as an increase in DPO.

     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $95,578 in the six months of fiscal year 2011, as compared with $92,549 in the six months of fiscal year 2010. The increase in free cash flow reflects a decrease in capital expenditures partly offset by the decline in net cash provided by operating activities as discussed above. The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities to free cash flow.

	Jan. 31, 2011	Jan. 31, 2010
Net cash provided by operating activities	$155,523	$156,008
Less capital expenditures	59,945	63,459
Free cash flow	$95,578	$92,549

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 14.0% at January 31, 2011 as compared to 19.4% at July 31, 2010. Net debt decreased by approximately $63,600 compared with July 31, 2010, comprised of a decrease in gross debt of $132,400 partly offset by a decrease in cash and cash equivalents of $80,000. The impact of foreign exchange rates decreased net debt by about $11,200.

     The Company’s 5-year revolving credit facility contains financial covenants which require the Company to maintain a minimum consolidated net interest coverage ratio of 3.5:1, based upon trailing four quarters results, and a maximum consolidated leverage ratio of 3.5:1, based upon trailing four quarters results. In addition, the facility includes other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of January 31, 2011, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.

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

     The Company conducts transactions in currencies other than their functional currency. These transactions include non-functional currency intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates. The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three and six months ended January 31, 2011 was $562,974 and $1,024,609, respectively. The notional amount of foreign currency forward contracts outstanding as of January 31, 2011 was $290,837. The Company’s foreign currency balance sheet exposures resulted in the recognition of a gain within SG&A of approximately $878 in the second quarter of fiscal year 2011 before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A was a loss of approximately $1,137 in the second quarter of fiscal year 2011.

     On November 30, 2010, the Company established a commercial paper program under which the Company may issue up to $600,000 of unsecured commercial paper notes. The Company’s board of directors has authorized debt financings through the issuance of commercial paper plus borrowings under the Company’s senior revolving credit facility of up to a maximum aggregate amount outstanding at any time of $600,000.

     In December 2010, the Company issued $205,000 of notes under the commercial paper program. The proceeds of the commercial paper issuances were used for general corporate purposes, including paying down existing balances under the Company’s senior revolving credit facility. As of January 31, 2011, the Company had $170,000 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s condensed consolidated balance sheet. Commercial paper issuances during the quarter carried interest rates ranging between 0.42% and 0.47% and original maturities between 30 and 61 days. As of January 31, 2011, the Company does not have any outstanding borrowings under its existing senior revolving credit facility.

     The Company utilizes cash flow generated from operations and its revolving credit facility to meet its short-term liquidity needs. Company management considers its cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet its anticipated liquidity needs.

     In the six months of fiscal year 2011, capital expenditures were $59,945 ($34,587 expended in the second quarter). Depreciation and amortization expense in the second quarter of fiscal year 2011 were $21,279 and $3,352, respectively. Depreciation and amortization expense in the six months of fiscal year 2011 were $42,079 and $6,588, respectively. Depreciation expense was $21,100 and amortization expense was $2,768 in the second quarter of fiscal year 2010. In the six months of fiscal year 2010, depreciation expense was $41,630 and amortization expense was $5,466.

     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. At July 31, 2010, there was $352,944 remaining under the current stock repurchase programs. The Company repurchased stock of $29,538 in the six months of fiscal year 2011 leaving $323,406 remaining at January 31, 2011 under the current stock repurchase programs. Net proceeds from stock plans were $28,289 in the six months of fiscal year 2011.

     In the six months of fiscal year 2011, the Company paid dividends of $36,976 compared to $33,913 in the six months of fiscal year 2010, an increase of 9%. The Company increased its quarterly dividend by 9.4% from 16 cents to 17.5 cents per share, effective with the dividend declared on January 20, 2011.

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

     In connection with the aforementioned business improvement initiatives, during the second quarter of fiscal year 2011, certain significant operations migrated and are expected to continue to migrate in future fiscal quarters to the Company’s global enterprise resource planning (“ERP”) software system. The purpose of the ERP system is to facilitate the flow of information between all business functions inside the boundaries of the Company and manage the connections to outside stakeholders. Built on a centralized database and utilizing a common computing platform, the ERP system consolidates business operations into a more uniform, enterprise wide system environment. The Company's ERP implementation is accompanied by process changes and improvements, including those that impact internal control over financial reporting. In connection with these continuing process changes, the Company has instituted material changes in its internal control over financial reporting.

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

     PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
(In thousands)

     As previously disclosed in the 2010 Form 10-K, the Company is subject to various regulatory proceedings and litigation, including with respect to various environmental matters. The information in the 2010 Form 10-K was updated in Part II — Item 1 — Legal Proceedings, in the Company’s Form 10-Q for the first quarter of fiscal year 2011. Reference is also made to Note 6, Contingencies and Commitments, to the accompanying condensed consolidated financial statements.

Shareholder Derivative Lawsuits:

     The September Derivative (as defined in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2010 Form 10-K) is no longer stayed.

     On January 28, 2011, a third shareholder filed a derivative lawsuit in New York Supreme Court, Nassau County, against certain current directors and officers of the Company, and against the Company as nominal defendant. This action purports to bring claims on behalf of the Company similar to those alleged in the September Derivative action. The complaint seeks damages, together with various injunctive and declaratory relief.

Environmental Matters:

     With respect to the environmental matters at the Company’s Ann Arbor, Michigan site, previously disclosed in Part 1- Item 3 – Legal Proceedings in the Company’s 2010 Form 10-K, the Company and the Michigan Department of Natural Resources and Environment (the “DNRE”) reached an agreement on the principal terms to resolve all outstanding issues and presented a Joint Notice of Tentative Settlement (the “Joint Notice”) to the court on November 24, 2010. The court approved the proposed changes to the clean-up program outlined in the Joint Notice and instructed the parties to submit an amended Consent Judgment incorporating such changes. In early March 2011, the Company and the DNRE executed a Third Amendment to Consent Judgment (the “Amended Consent Judgment”) and presented the Amended Consent Judgment and a Stipulated Order Amending Previous Remediation Orders to the court, which the court approved on March 8, 2011. Based on the terms of the Amended Consent Judgment, the Company believes that its current environmental reserves are adequate.

     The Company’s condensed consolidated balance sheet at January 31, 2011 includes liabilities for environmental matters of approximately $11,509, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs (1)
November 1, 2010 to
November 30, 2010	–	$–	–	$327,944
December 1, 2010 to
December 31, 2010	–	$–	–	$327,944
January 1, 2011 to
January 31, 2011	91	$49.91	91	$323,406
Total	91	$49.91	91
____________________

(1)
On November 15, 2006, the board authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the six months ended January 31, 2011, the Company purchased 667 shares in open-market transactions at an aggregate cost of $29,538, with an average price per share of $44.30. As of January 31, 2011, $323,406 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

ITEM 6. EXHIBITS.

     See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

March 14, 2011	/s/	LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer
and Treasurer

	/s/	FRANCIS MOSCHELLA
Francis Moschella
Vice President – Corporate Controller
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3(i)*	Restated Certificate of Incorporation of the Registrant as amended through September 1, 2010, filed as Exhibit 3.1(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

3(ii)*	By-Laws of the Registrant as amended through February 7, 2011, filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on February 11, 2011.

10.1*	Amended and Restated Employment Agreement, dated March 4, 2011, between the Registrant and Eric Krasnoff, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 10, 2011.

10.2*	Separation Agreement, dated as of February 28, 2011, between the Registrant and Sandra Marino, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on March 10, 2011.

10.3†	Pall Corporation Director Deferred Fee Plan.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
____________________

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