Form 10-Q
period 2011-04-30
PALL CORP
filed 2011-06-09
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2011

or

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

     The number of shares of the registrant’s common stock outstanding as of June 1, 2011 was 116,318,787.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of April 30, 2011 and July 31, 2010.	3
	Condensed Consolidated Statements of Earnings for the three and nine months ended
	April 30, 2011 and April 30, 2010.	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended
	April 30, 2011 and April 30, 2010.	5
	Notes to Condensed Consolidated Financial Statements.	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	34
Item 4	Controls and Procedures.	35
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	36
Item 1A.	Risk Factors.	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	37
Item 6.	Exhibits.	37
SIGNATURES		38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Apr. 30, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$491,496	$498,563
Accounts receivable	604,893	566,499
Inventories	476,109	415,046
Prepaid expenses	46,295	31,288
Other current assets	205,187	191,363
Total current assets	1,823,980	1,702,759
Property, plant and equipment	770,108	706,435
Goodwill	292,917	283,822
Intangible assets	65,510	68,827
Other non-current assets	265,317	237,369
Total assets	$3,217,832	$2,999,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$149,968	$40,072
Accounts payable and other current liabilities	515,083	456,651
Income taxes payable	95,645	120,051
Current portion of long-term debt	544	1,956
Dividends payable	20,354	18,475
Total current liabilities	781,594	637,205
Long-term debt, net of current portion	486,632	741,353
Income taxes payable – non-current	167,381	134,851
Deferred taxes and other non-current liabilities	307,575	303,453
Total liabilities	1,743,182	1,816,862

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	245,855	217,696
Retained earnings	1,541,405	1,394,321
Treasury stock, at cost	(407,371)	(412,335)
Stock option loans	(133)	(224)
Accumulated other comprehensive income/(loss):
Foreign currency translation	204,671	97,249
Pension liability adjustment	(129,444)	(132,577)
Unrealized investment gains	6,871	5,424
	82,098	(29,904)
Total stockholders’ equity	1,474,650	1,182,350
Total liabilities and stockholders’ equity	$3,217,832	$2,999,212

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Apr. 30, 2011	Apr. 30, 2010	Apr. 30, 2011	Apr. 30, 2010
Net sales	$709,808	$615,982	$1,960,517	$1,723,322
Cost of sales	355,947	302,450	965,498	855,307
Gross profit	353,861	313,532	995,019	868,015

Selling, general and
administrative expenses	209,585	187,303	588,983	550,973
Research and development	21,056	18,986	61,998	54,874
Restructuring and other
charges, net	7,723	2,030	13,921	6,659
Interest expense, net	6,068	3,254	19,176	6,342
Earnings before income taxes	109,429	101,959	310,941	249,167
Provision for income taxes	38,360	32,268	92,799	62,874

Net earnings	$71,069	$69,691	$218,142	$186,293

Earnings per share:
Basic	$0.61	$0.59	$1.87	$1.58
Diluted	$0.60	$0.58	$1.84	$1.56

Dividends declared per share	$0.175	$0.160	$0.510	$0.465

Average shares outstanding:
Basic	116,899	117,589	116,565	117,713
Diluted	118,723	119,204	118,296	119,107

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	Apr. 30, 2011	Apr. 30, 2010
Operating activities:
Net cash provided by operating activities	$280,956	$257,041

Investing activities:
Capital expenditures	(103,142)	(93,513)
Proceeds from sale of retirement benefit assets	51,307	31,481
Purchases of retirement benefit assets	(63,460)	(42,322)
Acquisitions of businesses, net of cash acquired	–	(8,984)
Other	(3,548)	(11,798)
Net cash used by investing activities	(118,843)	(125,136)

Financing activities:
Notes payable	109,682	(2,050)
Long-term borrowings	35,145	30,096
Repayments of long-term debt	(298,405)	(16,739)
Dividends paid	(57,287)	(52,600)
Net proceeds from stock plans	54,487	22,762
Purchase of treasury stock	(64,524)	(36,202)
Excess tax benefits from stock-based compensation
arrangements	10,799	1,468
Net cash used by financing activities	(210,103)	(53,265)
Cash flow for period	(47,990)	78,640
Cash and cash equivalents at beginning of year	498,563	414,011
Effect of exchange rate changes on cash and cash
equivalents	40,923	(8,767)
Cash and cash equivalents at end of period	$491,496	$483,884
Supplemental disclosures:
Interest paid	$13,589	$25,392
Income taxes paid (net of refunds)	79,850	75,440

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

NOTE 3 - BALANCE SHEET DETAILS

     The following tables provide details of selected balance sheet items:

	Apr. 30, 2011	July 31, 2010
Accounts receivable:
Billed	$534,877	$493,563
Unbilled	79,994	83,740
Total	614,871	577,303
Less: Allowances for doubtful accounts	(9,978)	(10,804)
	$604,893	$566,499

     Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Apr. 30, 2011	July 31, 2010
Inventories:
Raw materials and components	$145,838	$125,270
Work-in-process	74,669	49,290
Finished goods	255,602	240,486
	$476,109	$415,046

	Apr. 30, 2011	July 31, 2010
Property, plant and equipment:
Property, plant and equipment	$1,707,383	$1,551,538
Less: Accumulated depreciation
and amortization	(937,275)	(845,103)
	$770,108	$706,435

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

     The following table presents goodwill, allocated by reportable segment.

	Apr. 30, 2011	July 31, 2010
Life Sciences	$133,544	$126,854
Industrial	159,373	156,968
	$292,917	$283,822

     The change in the carrying amount of goodwill is attributable to changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.

     Intangible assets, net, consist of the following:

		Apr. 30, 2011
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$103,997	$63,853	$40,144
Customer-related intangibles	26,627	5,870	20,757
Trademarks	6,826	4,591	2,235
Other	4,717	2,343	2,374
	$142,167	$76,657	$65,510

		July 31, 2010
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$99,825	$57,210	$42,615
Customer-related intangibles	26,100	3,511	22,589
Trademarks	6,438	4,196	2,242
Other	3,488	2,107	1,381
	$135,851	$67,024	$68,827

     Amortization expense for intangible assets for the three and nine months ended April 30, 2011 was $3,432 and $9,941, respectively. Amortization expense for intangible assets for the three and nine months ended April 30, 2010 was $3,161 and $8,475, respectively. Amortization expense is estimated to be approximately $3,578 for the remainder of fiscal year 2011, $14,122 in fiscal year 2012, $9,661 in fiscal year 2013, $7,828 in fiscal year 2014, $6,317 in fiscal year 2015 and $5,115 in fiscal year 2016.

NOTE 5 - TREASURY STOCK

     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the nine months ended April 30, 2011, the Company purchased 1,285 shares in open-market transactions at an aggregate cost of $64,524 with an average price per share of $50.21. As of April 30, 2011, $288,420 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

     During the nine months ended April 30, 2011, 2,122 shares were issued under the Company’s stock-based compensation plans and 2 shares were traded in by an employee in payment of a stock option exercise at a price of $58.75 per share and an aggregate cost of $110. At April 30, 2011, the Company held 11,655 treasury shares.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6 - CONTINGENCIES AND COMMITMENTS

    With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2010 Form 10-K and as updated in Note 6, Contingencies and Commitments, in the Company’s condensed consolidated financial statements included on Form 10-Q for the first and second quarters of fiscal year 2011, under the heading Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, no liabilities or related receivables for insurance recoveries have been reflected in the condensed consolidated financial statements as of April 30, 2011 as these amounts are not currently estimable.

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

Shareholder Derivative Lawsuits:

    The September Derivative (as defined in Notes 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2010 Form 10-K) is no longer stayed.

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

Environmental Matters:

    With respect to the environmental matters at the Company’s Ann Arbor, Michigan site, previously disclosed in Part I — Item 3 — Legal Proceedings in the Company’s 2010 Form 10-K, the Company and the Michigan Department of Natural Resources and Environment (the “DNRE”) reached an agreement on the principal terms to resolve all outstanding issues and presented a Joint Notice of Tentative Settlement (the “Joint Notice”) to the court on November 24, 2010. The court approved the proposed changes to the clean-up program outlined in the Joint Notice and instructed the parties to submit an amended Consent Judgment incorporating such changes. In early March 2011, the Company and the DNRE executed a Third Amendment to Consent Judgment (the “Amended Consent Judgment”) and presented the Amended Consent Judgment and a Stipulated Order Amending Previous Remediation Orders to the court, which the court approved on March 8, 2011. Based on the terms of the Amended Consent Judgment, the Company believes that its current environmental reserves are adequate.

    The Company’s condensed consolidated balance sheet at April 30, 2011 includes liabilities for environmental matters of approximately $10,980, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

    The following tables summarize the restructuring and other charges (“ROTC”) recorded for the three and nine months ended April 30, 2011 and April 30, 2010:

	Three Months Ended Apr. 30, 2011			Nine Months Ended Apr. 30, 2011
		Other			Other
		Charges/			Charges/
	Restructuring	(Income)		Restructuring	(Income)
	(1)	(2)	Total	(1)	(2)	Total
Employment contract	$716	$4,631	$5,347	$4,169	$4,631	$8,800
obligations and other
severance benefits
Professional fees and
other costs, net of
receipt of insurance
claim payments	1,431	891	2,322	4,151	272	4,423
Environmental matters,
net of receipt of
insurance claim
payment	–	59	59	–	709	709
Reversal of excess
restructuring reserves	(5)	–	(5)	(11)	–	(11)
	$2,142	$5,581	$7,723	$8,309	$5,612	$13,921

Cash	$2,142	$3,241	$5,383	$8,309	$3,272	$11,581
Non-cash	–	2,340	2,340	–	2,340	2,340
	$2,142	$5,581	$7,723	$8,309	$5,612	$13,921

	Three Months Ended Apr. 30, 2010			Nine Months Ended Apr. 30, 2010
		Other			Other
		Charges/			Charges/
	Restructuring	(Income)		Restructuring	(Income)
	(1)	(2)	Total	(1)	(2)	Total
Severance	$218	$–	$218	$2,510	$–	$2,510
Professional fees and
other costs, net of
receipt of insurance
claim payments	1,382	406	1,788	4,570	(799)	3,771
Environmental matters	–	50	50	–	991	991
Asset impairment/gain on
sale	(26)	–	(26)	237	(774)	(537)
Reversal of excess
restructuring reserves	–	–	–	(76)	–	(76)
	$1,574	$456	$2,030	$7,241	$(582)	$6,659

Cash	$1,600	$456	$2,056	$6,265	$(582)	$5,683
Non-cash	(26)	–	(26)	976	–	976
	$1,574	$456	$2,030	$7,241	$(582)	$6,659

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

(1) Restructuring:

    Restructuring charges reflect the expenses incurred in connection with the Company’s cost reduction initiatives. Severance costs recorded in the quarter and nine months of fiscal year 2011 relate to the planned closure of a manufacturing facility in Europe.

(2) Other Charges:

   Employment contract obligations and other severance benefits:

    In the three months ended April 30, 2011, the Company recorded charges related to certain employment contract obligations.

   Professional fees and other costs:

    In the three and nine months ended April 30, 2011 and April 30, 2010, the Company recorded legal and other professional fees related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 6, Contingencies and Commitments) which pertain to matters that had been under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). The receipt of insurance claim payments recorded in the nine months ended April 30, 2011 and April 30, 2010, partly offset such costs in the nine months ended April 30, 2011 and more than offset such costs in the nine months ended April 30, 2010.

   Environmental matters:

    In the three months and nine months ended April 30, 2011, the Company increased its previously established environmental reserve related to matters in Ann Arbor, Michigan. In the three and nine months ended April 30, 2010, the Company increased its previously established environmental reserve related to matters in Pinellas Park, Florida and Ann Arbor, Michigan.

    The following table summarizes the activity related to restructuring liabilities that were recorded in the nine months ended April 30, 2011 and in fiscal years 2010 and 2009.

	Severance	Other	Total
2011
Original charge	$4,169	$4,151	$8,320
Utilized	(447)	(3,844)	(4,291)
Translation	412	60	472
Balance at Apr. 30, 2011	$4,134	$367	$4,501

2010
Original charge	$6,034	$5,581	$11,615
Utilized	(2,031)	(5,441)	(7,472)
Translation	1	(9)	(8)
Balance at Jul. 31, 2010	4,004	131	4,135
Utilized	(1,038)	(135)	(1,173)
Translation	3	4	7
Balance at Apr. 30, 2011	$2,969	$–	$2,969

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Severance	Other	Total
2009
Original charge	$18,938	$4,734	$23,672
Utilized	(12,757)	(4,133)	(16,890)
Translation	412	20	432
Balance at Jul. 31, 2009	6,593	621	7,214
Utilized	(4,902)	(588)	(5,490)
Reversal of excess reserves	(143)	–	(143)
Translation	(86)	(27)	(113)
Balance at Jul. 31, 2010	1,462	6	1,468
Utilized	(726)	(6)	(732)
Reversal of excess reserves	(6)	–	(6)
Translation	144	–	144
Balance at Apr. 30, 2011	$874	$–	$874

NOTE 8 – INCOME TAXES

    The Company’s effective tax rate for the nine months ended April 30, 2011 and April 30, 2010 was 29.8% and 25.2%, respectively. For the nine months ended April 30, 2011, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations partially offset by tax costs of $8,409 associated with the establishment of the Company’s Asian headquarters recorded in the third quarter. For the nine months ended April 30, 2010, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and the resolution of a foreign tax audit.

    At April 30, 2011 and July 31, 2010, the Company had gross unrecognized income tax benefits of $258,525 and $227,256, respectively. During the nine months ended April 30, 2011, the amount of gross unrecognized income tax benefits increased by $31,269, primarily due to tax positions taken during the current period and the impact of foreign currency translation, partially offset by the expiration of various foreign statutes of limitation. As of April 30, 2011, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $188,929.

    At April 30, 2011 and July 31, 2010, the Company had liabilities of $68,197 and $62,546, respectively, for potential payment of interest and penalties.

    Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized income tax benefits may decrease within the next twelve months by a range of zero to $81,127.

    In late-May 2011, the Internal Revenue Service (“IRS”) concluded its audits of fiscal years 1999 through 2005, including the matter previously disclosed for those years in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K.  In closing the audit, the IRS did not assess any penalties. The Company is still in the process of calculating the financial statement impact which will be recorded in the fourth quarter of fiscal year 2011. The Company expects to reverse approximately $20,000 to $30,000 of previously recorded liabilities related to tax, interest and penalties that were accrued but not assessed.  Additionally, the Company will not make any further cash payments to the IRS or receive any refunds with respect to these matters. When last disclosed at January 31, 2011, the Company disclosed that it may be subject to potential additional penalties that may be assessed by the U.S. and foreign taxing authorities of up to $126,519 but did not recognize the potential additional penalties in the condensed consolidated financial statements as of January 31, 2011 as the Company concluded that it was not “more likely than not” that those potential additional penalties will be assessed. As a result of the resolution of these audits, the Company has concluded that the probability of assessment of approximately $106,000 of these penalties is remote. There remains up to approximately $22,000 of unrecorded potential additional penalties that may be assessed by foreign taxing authorities. The Company did not recognize the potential additional penalties that may be assessed by foreign taxing authorities in the condensed consolidated financial statements as of April 30, 2011 as the Company concluded that it was not “more likely than not” that those potential additional penalties will be assessed.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 9 - COMPONENTS OF NET PERIODIC PENSION COST

    The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2011	2010	2011	2010	2011	2010
Service cost	$2,014	$1,983	$1,304	$1,202	$3,318	$3,185
Interest cost	3,100	3,048	4,578	4,328	7,678	7,376
Expected return on plan assets	(2,202)	(2,023)	(3,554)	(3,252)	(5,756)	(5,275)
Amortization of prior service cost	615	446	71	64	686	510
Recognized actuarial loss	1,946	608	1,415	675	3,361	1,283
Gain due to curtailments and
settlements	–	–	(23)	–	(23)	–
Net periodic benefit cost	$5,473	$4,062	$3,791	$3,017	$9,264	$7,079

	Nine Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	2011	2010	2011	2010	2011	2010
Service cost	$6,044	$5,949	$3,912	$3,682	$9,956	$9,631
Interest cost	9,164	9,144	13,735	13,517	22,899	22,661
Expected return on plan assets	(6,608)	(6,069)	(10,661)	(10,148)	(17,269)	(16,217)
Amortization of prior service cost	1,527	1,338	215	190	1,742	1,528
Recognized actuarial loss	3,880	1,824	4,245	2,111	8,125	3,935
Gain due to curtailments and
settlements	–	–	(71)	–	(71)	–
Net periodic benefit cost	$14,007	$12,186	$11,375	$9,352	$25,382	$21,538

NOTE 10 - STOCK-BASED PAYMENT

    The Company currently has four stock-based employee and director compensation award types (Restricted Stock Unit, Stock Option Plans, Management Stock Purchase Plan (“MSPP”), and Employee Stock Purchase Plan (“ESPP”)), which are more fully described in Note 15, Common Stock, to the consolidated financial statements included in the 2010 Form 10-K.

    The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and nine months ended April 30, 2011 and April 30, 2010 are reflected in the table below.

	Three Months Ended		Nine Months Ended
	Apr. 30, 2011	Apr. 30, 2010	Apr. 30, 2011	Apr. 30, 2010
Restricted stock units	$4,207	$2,522	$10,362	$8,631
Stock options	2,108	1,779	4,102	3,788
ESPP	1,169	1,047	3,325	3,509
MSPP	1,001	946	2,956	2,804
Total	$8,485	$6,294	$20,745	$18,732

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 11 - EARNINGS PER SHARE

    The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and restricted stock units aggregating 98 and 803 shares were not included in the computation of diluted shares for the three months ended April 30, 2011 and April 30, 2010, respectively, because their effect would have been antidilutive. For the nine months ended April 30, 2011 and April 30, 2010, 180 and 1,341 antidilutive shares, respectively, were excluded. The following is reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2011	Apr. 30, 2010	Apr. 30, 2011	Apr. 30, 2010
Basic shares outstanding	116,899	117,589	116,565	117,713
Effect of stock plans	1,824	1,615	1,731	1,394
Diluted shares outstanding	118,723	119,204	118,296	119,107

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

    The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value as of April 30, 2011:

		Fair Value Measurements
	As of
	Apr. 30, 2011	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$16,964	$16,964	$–	$–
Available-for-sale securities:
Equity securities	8,715	8,715	–	–
Debt securities:
Corporate	37,661	–	37,661	–
U.S. Treasury	10,820	–	10,820	–
Other U.S. government	27,579	–	27,579	–
Municipal government	997	–	997	–
CMO/mortgage- backed	203	–	203	–
Derivative financial instruments:
Foreign exchange forward contracts	1,646	–	1,646	–

Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	1,952	–	1,952	–

    The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value as of July 31, 2010:

		Fair Value Measurements
	As of
	Jul. 31, 2010	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$5,034	$5,034	$–	$–
Available-for-sale securities:
Equity securities	5,224	5,224	–	–
Debt securities:
Corporate	27,676	–	27,676	–
U.S. Treasury	19,209	–	19,209	–
Other U.S. government	20,163	–	20,163	–
Municipal government	1,001	–	1,001	–
CMO/mortgage- backed	256	–	256	–
Derivative financial instruments:
Foreign exchange forward contracts	2,166	–	2,166	–

Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	555	–	555	–

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

    The Company completed its annual goodwill impairment test for all reporting units in the third quarter of fiscal year 2011 and determined that no impairment existed. In addition, the Company had no impairment of goodwill in the prior year. In connection with the annual goodwill impairment test, the Company estimates the fair value of its reporting units using a market approach employing Level 3 inputs as defined in the fair value hierarchy.

NOTE 13 – INVESTMENT SECURITIES

    The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the trust at April 30, 2011 range from 2011 to 2044.

			Gross	Gross	Net
	Cost/		Unrealized	Unrealized	Unrealized
	Amortized		Holding	Holding	Holding
	Cost Basis	Fair Value	Gains	Losses	Gains
April 30, 2011
Equity securities	$2,402	$8,715	$6,313	$–	$6,313

Debt securities:
Corporate	36,039	37,661	1,787	(165)	1,622
U.S. Treasury	10,252	10,820	579	(11)	568
Other U.S. government	26,601	27,579	1,006	(28)	978
Municipal government	1,000	997	–	(3)	(3)
CMO/mortgage-backed	181	203	22	–	22
	$76,475	$85,975	$9,707	$(207)	$9,500

July 31, 2010
Equity securities	$2,375	$5,224	$2,849	$–	$2,849

Debt securities:
Corporate	25,769	27,676	1,912	(5)	1,907
U.S. Treasury	17,905	19,209	1,304	–	1,304
Other U.S. government	19,009	20,163	1,159	(5)	1,154
Municipal government	1,000	1,001	1	–	1
CMO/mortgage-backed	230	256	26	–	26
	$66,288	$73,529	$7,251	$(10)	$7,241

    The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
April 30, 2011
Debt securities:
Corporate	$8,754	$165	$–	$–	$8,754	$165
Other U.S.
government	3,974	28	–	–	3,974	28
Municipal
government	997	3	–	–	997	3
U.S. Treasury	616	11	–	–	616	11
	$14,341	$207	$–	$–	$14,341	$207

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

     The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three and nine months ended April 30, 2011 and April 30, 2010:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2011	Apr. 30, 2010	Apr. 30, 2011	Apr. 30, 2010
Proceeds from sales	$4,891	$2,677	$19,103	$12,637
Realized gross gains on sales	72	171	766	1,114
Realized gross losses on sales	8	–	20	–

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

     As of April 30, 2011, the Company had $150,000 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s condensed consolidated balance sheet. Commercial paper issuances during the quarter carried interest rates ranging between 0.38% and 0.47% and original maturities between 22 and 61 days.

     As of April 30, 2011, the Company does not have any outstanding borrowings under its existing senior revolving credit facility. As of July 31, 2010, the Company had $250,000 of borrowings under its existing senior revolving credit facility, which were recorded as non-current liabilities under long-term debt, net of current portion in the condensed consolidated balance sheet.

     The consolidated weighted average borrowing rate was 3.45% as of April 30, 2011 and was 3.55% as of July 31, 2010.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 15 - DERIVATIVE FINANCIAL INSTRUMENTS

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

Foreign Exchange Related:

a. Derivatives Not Designated as Hedging Instruments

     The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional currency intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three and nine months ended April 30, 2011 was $651,343 and $1,675,952, respectively. The notional amount of foreign currency forward contracts outstanding as of April 30, 2011 was $265,677.

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

Interest Rate Related:

     As of April 30, 2011, there are no existing interest rate related derivatives.

     The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
April 30, 2011	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Not applicable (“NA”)

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,646	Other current liabilities	$1,952
Total derivatives		$1,646		$1,952

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of
			current portion	$110,376

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

     The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three and nine months ended April 30, 2011 and April 30, 2010 are presented as follows:

Location of Gain
	Amount of Gain			or (Loss)
	Recognized in Other			Reclassified from
	Comprehensive Income			Accumulated	Amount of Loss Reclassified from
	(“OCI”) on Derivatives			OCI into	Accumulated OCI into Earnings
	(Effective Portion)			Earnings	(Effective Portion) (a)
	Three Months Ended			(Effective	Three Months Ended
	Apr. 30, 2011		Apr. 30, 2010	Portion)	Apr. 30, 2011		Apr. 30, 2010
Derivatives in cash flow
hedging relationships
Interest rate swap contract	$	N/A	$178	Interest expense	$	N/A	$(272)

(a)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended April 30, 2010.

Location of Gain
or (Loss)
	Amount of Gain			Reclassified from
	Recognized in OCI on			Accumulated	Amount of Loss Reclassified from
	Derivatives			OCI into	Accumulated OCI into Earnings
	(Effective Portion)			Earnings	(Effective Portion) (b)
	Nine Months Ended			(Effective	Nine Months Ended
	Apr. 30, 2011		Apr. 30, 2010	Portion)	Apr. 30, 2011		Apr. 30, 2010
Derivatives in cash flow
hedging relationships
Interest rate swap contract	$	N/A	$345	Interest expense	$	N/A	$(744)

(b)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the nine months ended April 30, 2010.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three and nine months ended April 30, 2011 and April 30, 2010 are presented as follows:

		Amount of Gain or (Loss) Recognized in
		Earnings on Derivatives
		Three Months		Nine Months
		Ended		Ended
	Location of Gain or (Loss) Recognized	Apr. 30,	Apr. 30,	Apr. 30,	Apr. 30,
	in Earnings on Derivatives	2011	2010	2011	2010
Derivatives not designated as
hedging relationships
Foreign exchange forward contracts	Selling, general and
	administrative expenses	$(7,527)	$(2,689)	$(11,877)	$(4,779)

     The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three and nine months ended April 30, 2011 and April 30, 2010 are presented as follows:

Location of Gain or
(Loss) Reclassified
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI on Derivatives		OCI into Earnings	Accumulated OCI into Earnings
	(Effective Portion)		(Effective Portion)	(Effective Portion) (c)
	Three Months Ended			Three Months Ended
	Apr. 30, 2011	Apr. 30, 2010		Apr. 30, 2011	Apr. 30, 2010
Nonderivatives
designated as hedging
relationships
Net investment hedge	$(506)	$2,500	N/A	$–	$–

(c)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended April 30, 2011 and April 30, 2010.

Location of Gain or
(Loss) Reclassified
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI on Derivatives		OCI into Earnings	Accumulated OCI into Earnings
	(Effective Portion)		(Effective Portion)	(Effective Portion) (d)
	Nine Months Ended			Nine Months Ended
	Apr. 30, 2011	Apr. 30, 2010		Apr. 30, 2011	Apr. 30, 2010
Nonderivatives
designated as hedging
relationships
Net investment hedge	$(3,974)	$(443)	N/A	$–	$–

(d)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the nine months ended April 30, 2011 and April 30, 2010.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 16 - COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	Apr. 30, 2011	Apr. 30, 2010	Apr. 30, 2011	Apr. 30, 2010
Net earnings	$71,069	$69,691	$218,142	$186,293

Unrealized translation adjustment	62,204	(18,900)	100,481	(31,765)
Income taxes	3,008	(1,063)	6,941	(762)
Unrealized translation adjustment, net	65,212	(19,963)	107,422	(32,527)

Pension liability adjustment	424	–	4,956	–
Income taxes	(347)	–	(1,823)	–
Pension liability adjustment, net	77	–	3,133	–

Change in unrealized investment gains	1,699	625	2,259	1,856
Income taxes	(611)	(224)	(812)	(390)
Change in unrealized investment gains,
net	1,088	401	1,447	1,466

Unrealized gains on derivatives	–	275	–	536
Income taxes	–	(97)	–	(191)
Unrealized gains on derivatives, net	–	178	–	345

Total comprehensive income	$137,446	$50,307	$330,144	$155,577

     Unrealized investment gains on available-for-sale securities, net of related income taxes, consist of the following:

	Three Months Ended		Nine Months Ended
	Apr. 30, 2011	Apr. 30, 2010	Apr. 30, 2011	Apr. 30, 2010
Unrealized gains arising during the period	$1,699	$788	$2,259	$4,735
Income taxes	(611)	(224)	(812)	(390)
Net unrealized gains arising during the
period	1,088	564	1,447	4,345
Reclassification adjustment for gains
included in net earnings	–	(163)	–	(2,879)
Change in unrealized investment gains,
net	$1,088	$401	$1,447	$1,466

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 17 - SEGMENT INFORMATION

     The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.

     As previously disclosed in the 2010 Form 10-K, the Company reorganized its operating segments during the fourth quarter of fiscal year 2010. Based on this reorganization, segment information for the three and nine months of fiscal year 2010 has been restated to reflect these changes. All discussions and amounts reported in this report are based on the reorganized segment structure.

     The following table presents sales and operating profit by segment reconciled to earnings before income taxes, for the three and nine months ended April 30, 2011 and April 30, 2010.

	Three Months Ended		Nine Months Ended
	Apr. 30, 2011	Apr. 30, 2010	Apr. 30, 2011	Apr. 30, 2010
SALES:
Life Sciences	$368,707	$316,972	$1,014,501	$902,398
Industrial	341,101	299,010	946,016	820,924
Total	$709,808	$615,982	$1,960,517	$1,723,322

OPERATING PROFIT:
Life Sciences	$89,071	$73,415	$245,909	$206,329
Industrial	50,603	46,862	143,884	94,470
Total operating profit	139,674	120,277	389,793	300,799
General corporate expenses	16,454	13,034	45,755	38,631
Earnings before ROTC, interest expense,
net and income taxes	123,220	107,243	344,038	262,168
ROTC	7,723	2,030	13,921	6,659
Interest expense, net	6,068	3,254	19,176	6,342
Earnings before income taxes	$109,429	$101,959	$310,941	$249,167

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

     The Company’s forward-looking statements are subject to risks and uncertainties and are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by the Company’s forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I–Item 1A.–Risk Factors in the 2010 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including the effect of litigation and regulatory inquiries associated with the restatement of our prior period financial statements; the impact of legislative, regulatory and political developments globally and the impact of the uncertain global economic environment and the timing and strength of a recovery in the markets and regions we serve, and the extent to which adverse economic conditions may affect our sales volume and results; demand for our products and business relationships with key customers and suppliers, which may be impacted by their cash flow and payment practices, as well as delays or cancellations in shipments; our ability to obtain regulatory approval or market acceptance of new technologies; our ability to successfully complete our business improvement initiatives, which include integrating and upgrading our information systems and the effect of a serious disruption in our information systems; fluctuations in our effective tax rate; volatility in foreign currency exchange rates, interest rates and energy costs and other macro economic challenges currently affecting us; changes in product mix, market mix and product pricing, particularly relating to the expansion of the systems business; increase in costs of manufacturing and operating costs; our ability to achieve and sustain the savings anticipated from cost reduction and gross margin improvement initiatives; the effect of the restrictive covenants in our debt facilities; our ability to enforce patents and protect proprietary products and manufacturing techniques; our ability to successfully complete or integrate any acquisitions; our ability to attract and retain management talent; as well as the successful completion of the selection and integration of a new Company President and Chief Executive Officer; and the impact of pricing and other actions by competitors. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them, whether as a result of new information, future developments or otherwise.

Results of Operations

Review of Consolidated Results

     Sales in the third quarter of fiscal year 2011 increased 15.2% to $709,808 from $615,982 in the third quarter of fiscal year 2010. Sales in the nine months increased 13.8% compared to the nine months of fiscal year 2010. Exchange rates used to translate foreign subsidiary results into U.S. Dollars increased reported sales by $27,834 in the quarter, primarily due to the weakening of the U.S. Dollar against various European currencies (the Euro, British Pound and Swiss Franc) and Asian currencies (the Japanese Yen (“JPY”), Australian Dollar, Chinese Renminbi and Singapore Dollar). In the nine months, exchange rates used to translate foreign subsidiary results into U.S. Dollars increased reported sales by $16,627. This reflects the strengthening of the U.S. Dollar in the first half of fiscal year 2011 primarily against the Euro, offset by the weakening of the U.S. Dollar against various European and Asian currencies in the third quarter as discussed above. In local currency, sales increased 10.7% in the quarter and 12.8% in the nine months. Increased pricing contributed $2,771 to overall sales in the quarter attributable to an improvement in Life Sciences. In the nine months, increased pricing contributed $10,314 to overall sales, attributable to improvements in both Life Sciences and Industrial.

     Life Sciences segment sales (in local currency) increased 11.8% in the quarter and 12.1% in the nine months, reflecting growth in all three of its markets, with sales in the BioPharmaceuticals market particularly strong. Industrial segment sales (in local currency) increased 9.5% in the quarter and 13.6% in the nine months, reflecting strong growth in all three of its markets.

     Overall systems sales increased 29.4% in the quarter and 24.6% in the nine months, reflecting strong growth in both the Life Sciences and Industrial segments. Systems sales represented 12.2% of total sales in the third quarter of fiscal year 2011 compared to 10.5% in the third quarter of fiscal year 2010. In the nine months, systems sales represented 10.8% of total sales compared to 9.8% in the nine months of fiscal year 2010. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

     Gross margin in the third quarter of fiscal year 2011 decreased 100 basis points to 49.9% from 50.9% in the third quarter of fiscal year 2010, reflecting declines in the Life Sciences and Industrial segments of 100 basis points and 120 basis points, respectively. Gross margin in the nine months increased 40 basis points to 50.8% from 50.4%. The increase in gross margin in the nine months reflects an improvement in gross margin in the Industrial segment of 140 basis points partly offset by a decline in gross margin of 50 basis points in the Life Sciences segment. For a detailed discussion of the factors impacting gross margin by segment, refer to the section “Review of Operating Segments” below.

    Selling, general and administrative (“SG&A”) expenses in the third quarter of fiscal year 2011 increased by $22,282, or 11.9% (an increase of $15,242, or 8.1%, in local currency). SG&A expenses in the nine months increased by $38,010, or 6.9% (an increase of $35,653, or 6.5%, in local currency). These increases are reflected in both segments and Corporate. In addition to inflationary increases in payroll and related costs, the overall increase in SG&A (in local currency) in the quarter and nine months primarily reflects:
  increased spending on sales and marketing in three key areas:
➢	geographic expansion in Latin America, Middle East and Asia, impacting Industrial and to a lesser extent, Life Sciences,

➢	variable and performance related compensation costs, impacting both segments, and

➢	marketing and advertising costs, impacting both segments
  investments in information technology, impacting both segments,

  costs related to the establishment of the European headquarters in Switzerland, impacting both Life Sciences and Industrial, and the Asian headquarters in Singapore, primarily impacting Industrial, and performance related compensation costs as well as certain governance related costs, impacting Corporate.
     Furthermore, the nine months also includes the impact of these strategic and structural investments:
  costs incurred for changes in sales channels from distribution to direct, primarily impacting Life Sciences, and incremental costs related to a biotechnology company that was acquired late in the second quarter of fiscal year 2010.
     As a percentage of sales, SG&A expenses were 29.5% in the quarter compared to 30.4% in the third quarter of fiscal year 2010. SG&A expenses, as a percentage of sales were 30.0% in the nine months compared to 32.0% in the nine months of fiscal year 2010. The decline in SG&A expenses as a percentage of sales in the quarter and nine months reflects the leverage of an increasing sales base combined with control of G&A spending, partly offset by the increase in spending in key areas as discussed above. For a detailed discussion of SG&A by segment, refer to the section “Review of Operating Segments” below.

     Research and development (“R&D”) expenses were $21,056 in the third quarter of fiscal year 2011 compared to $18,986 in the third quarter of fiscal year 2010, an increase of $2,070, or 10.9% ($1,806, or 9.5% in local currency). R&D expenses in the nine months were $61,998 compared to $54,874 in the nine months of fiscal year 2010, an increase of $7,124, or 13.0% ($7,448, or 13.6% in local currency). The increase in R&D expenses in the quarter and nine months reflects increased spending in both segments. As a percentage of sales, R&D expenses were 3.0% in the quarter compared to 3.1% in the third quarter of fiscal year 2010. As a percentage of sales, R&D expenses were 3.2%, on par with the nine months of fiscal year 2010. For a detailed discussion of R&D by segment, refer to the section “Review of Operating Segments” below.

     In the third quarter and nine months of fiscal year 2011, the Company recorded restructuring and other charges (“ROTC”) of $7,723 and $13,921, respectively. ROTC in the quarter and nine months of fiscal year 2011 was primarily comprised of severance, professional fees and other costs related to the Company’s cost reduction initiatives and costs related to certain employment contract obligations (which was the primary factor in the third quarter) partly offset by the receipt of insurance claim payments. The severance costs recorded in the quarter and nine months of fiscal year 2011 relate to the planned closure of a manufacturing facility in Europe.

     In the third quarter and nine months of fiscal year 2010, the Company recorded ROTC of $2,030 and $6,659, respectively, primarily comprised of severance, professional fees and other costs related to the Company’s cost reduction initiatives. Such costs in the nine months were partly offset by the receipt of insurance claim payments.

     The details of ROTC for the three and nine months ended April 30, 2011 and April 30, 2010 as well as the activity related to restructuring liabilities that were recorded in the nine months ended April 30, 2011, and in fiscal years 2010 and 2009 can be found in Note 7, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.

     Earnings before interest and income taxes (“EBIT”) were $115,497 in the third quarter of fiscal year 2011 compared to $105,213 in the third quarter of fiscal year 2010. The impact of foreign currency translation increased EBIT by approximately $7,800 in the quarter. As a percentage of sales, EBIT were 16.3% compared to 17.1% in the third quarter of fiscal year 2010. In the nine months, EBIT were $330,117 compared to $255,509 in the nine months of fiscal year 2010. The impact of foreign currency translation increased EBIT by approximately $8,900 in the nine months. As a percentage of sales, EBIT were 16.8% compared to 14.8% in the nine months of fiscal year 2010.

     Net interest expense in the third quarter of fiscal year 2011 was $6,068 compared to $3,254 in the third quarter of fiscal year 2010. Net interest in the third quarter of fiscal year 2010 reflects the reversal of $2,553 of accrued interest primarily related to the resolution of a foreign tax audit and expiring statutes of limitation for assessment related to uncertain tax positions. Excluding these items, net interest expense increased $261 compared to the third quarter of fiscal year 2010. Net interest expense in the nine months was $19,176 compared to $6,342 in the nine months of fiscal year 2010. Net interest in the nine months of fiscal year 2010 reflects the reversal of $11,537 of accrued interest primarily related to the resolution of foreign tax audits and expiring statutes of limitation for assessment related to uncertain tax positions. Excluding these items, net interest expense increased $1,297 compared to the nine months of fiscal year 2010, primarily driven by slightly higher average interest rates as well as debt levels throughout the nine months compared to the nine months of fiscal year 2010.

     In the third quarter of fiscal year 2011, the Company’s effective tax rate was 35.1% as compared to 31.6% in the third quarter of fiscal year 2010. The effective tax rate in the third quarter of fiscal year 2011 reflects tax costs of $8,409 associated with the establishment of the Company’s Asian headquarters in Singapore. Excluding this item, the effective tax rate in the third quarter of fiscal year 2011 would have been 27.4%. The decrease in the third quarter of fiscal year 2011 is primarily driven by tax benefits associated with the establishment of the Company’s European headquarters. In the first nine months of fiscal year 2011, the Company’s effective tax rate was 29.8% as compared to 25.2% in the first nine months of fiscal year 2010. The effective tax rate in the first nine months of fiscal year 2011 reflects tax costs associated with the establishment of the Company’s Asian headquarters as discussed above. The effective tax rate in the first nine months of fiscal year 2010 reflects the favorable resolution of a foreign tax audit. Excluding these items, the effective tax rate in the first nine months of fiscal year 2011 and 2010 would have been 27.1% and 31.5%, respectively. The decrease in the first nine months of fiscal year 2011 is primarily driven by tax benefits associated with the establishment of the Company’s European headquarters. The Company expects its effective tax rate to be approximately 27% for fiscal year 2011, exclusive of the impact of the tax costs associated with the establishment of the Company’s Asian headquarters as discussed above and discrete items in the fourth quarter. The actual effective tax rate for the full fiscal year 2011 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as other factors.

     In late-May 2011, the Internal Revenue Service ("IRS") concluded its audits of fiscal years 1999 through 2005, including the matter previously disclosed for those years in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K.  In closing the audit, the IRS did not assess any penalties. The Company is still in the process of calculating the financial statement impact which will be recorded in the fourth quarter of fiscal year 2011. The Company expects to reverse approximately $20,000 to $30,000 of previously recorded liabilities related to tax, interest and penalties that were accrued but not assessed.  Additionally, the Company will not make any further cash payments to the IRS or receive any refunds with respect to these matters.

     Net earnings in the third quarter of fiscal year 2011 were $71,069, or 60 cents per share, compared with net earnings of $69,691, or 58 cents per share in the third quarter of fiscal year 2010. Net earnings in the nine months were $218,142, or $1.84 per share, compared with net earnings of $186,293, or $1.56 per share in the nine months of fiscal year 2010. In summary, the increase in net earnings and earnings per share in the quarter and nine months reflect the increase in EBIT partly offset by increases in net interest expense and the effective tax rate. Company management estimates that foreign currency translation increased earnings per share by 4 cents in the third quarter and 5 cents in the nine months of fiscal year 2011.

Review of Operating Segments

     The following table presents sales and operating profit by segment, reconciled to earnings before income taxes, for the three and nine months ended April 30, 2011 and April 30, 2010.

	Apr. 30,	%	Apr. 30,	%	%
Three Months Ended	2011	Margin	2010	Margin	Change
SALES:
Life Sciences	$368,707		$316,972		16.3
Industrial	341,101		299,010		14.1
Total	$709,808		$615,982		15.2

OPERATING PROFIT:
Life Sciences	$89,071	24.2	$73,415	23.2	21.3
Industrial	50,603	14.8	46,862	15.7	8.0
Total operating profit	139,674	19.7	120,277	19.5	16.1
General corporate expenses	16,454		13,034		26.2
Earnings before ROTC, interest expense, net
and income taxes	123,220	17.4	107,243	17.4	14.9
ROTC, net	7,723		2,030
Interest expense, net	6,068		3,254
Earnings before income taxes	$109,429		$101,959

	Apr. 30,	%	Apr. 30,	%	%
Nine Months Ended	2011	Margin	2010	Margin	Change
SALES:
Life Sciences	$1,014,501		$902,398		12.4
Industrial	946,016		820,924		15.2
Total	$1,960,517		$1,723,322		13.8

OPERATING PROFIT:
Life Sciences	$245,909	24.2	$206,329	22.9	19.2
Industrial	143,884	15.2	94,470	11.5	52.3
Total operating profit	389,793	19.9	300,799	17.5	29.6
General corporate expenses	45,755		38,631		18.4
Earnings before ROTC, interest expense, net
and income taxes	344,038	17.5	262,168	15.2	31.2

	Apr. 30,	%	Apr. 30,	%	%
Nine Months Ended	2011	Margin	2010	Margin	Change
ROTC, net	13,921		6,659
Interest expense, net	19,176		6,342
Earnings before income taxes	$310,941		$249,167

     Life Sciences:

     Presented below are Summary Statements of Operating Profit for the Life Sciences segment for the three and nine months ended April 30, 2011 and April 30, 2010:

		% of		% of
Three Months Ended	Apr. 30, 2011	Sales	Apr. 30, 2010	Sales
Sales	$368,707		$316,972
Cost of sales	172,158	46.7	144,812	45.7
Gross margin	196,549	53.3	172,160	54.3
SG&A	93,567	25.4	86,529	27.3
R&D	13,911	3.8	12,216	3.9
Operating profit	$89,071	24.2	$73,415	23.2

		% of		% of
Nine Months Ended	Apr. 30, 2011	Sales	Apr. 30, 2010	Sales
Sales	$1,014,501		$902,398
Cost of sales	463,307	45.7	407,756	45.2
Gross margin	551,194	54.3	494,642	54.8
SG&A	265,229	26.1	253,359	28.1
R&D	40,056	3.9	34,954	3.9
Operating profit	$245,909	24.2	$206,329	22.9

     The tables below present sales by market and geography within the Life Sciences segment for the three and nine months ended April 30, 2011 and April 30, 2010, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
Three Months Ended	Apr. 30, 2011	Apr. 30, 2010	Change	Impact	Currency
By Market
BioPharmaceuticals	$197,186	$162,606	21.3	$8,536	16.0
Medical	107,734	99,703	8.1	3,012	5.0
Food & Beverage	63,787	54,663	16.7	2,685	11.8
Total Life Sciences	$368,707	$316,972	16.3	$14,233	11.8

By Geography
Western Hemisphere	$123,595	$109,790	12.6	$291	12.3
Europe	179,544	152,170	18.0	9,046	12.0
Asia	65,568	55,012	19.2	4,896	10.3
Total Life Sciences	$368,707	$316,972	16.3	$14,233	11.8

					%
				Exchange	Change in
			%	Rate	Local
Nine Months Ended	Apr. 30, 2011	Apr. 30, 2010	Change	Impact	Currency
By Market
BioPharmaceuticals	$538,145	$452,801	18.8	$3,823	18.0
Medical	308,581	295,841	4.3	(347)	4.4
Food & Beverage	167,775	153,756	9.1	(562)	9.5
Total Life Sciences	$1,014,501	$902,398	12.4	$2,914	12.1

By Geography
Western Hemisphere	$351,723	$306,476	14.8	$571	14.6
Europe	478,657	447,506	7.0	(9,252)	9.0
Asia	184,121	148,416	24.1	11,595	16.2
Total Life Sciences	$1,014,501	$902,398	12.4	$2,914	12.1

     Life Sciences segment sales increased 11.8% in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010. The increase in sales in the quarter reflects growth in consumables and systems sales of 10.4% and 32.3%, respectively. In the nine months, Life Sciences segment sales increased 12.1% reflecting growth in consumables and systems sales of 10.7% and 36.8%, respectively.

     Systems sales represented 8.0% of total Life Sciences sales in the third quarter of fiscal year 2011 compared to 6.7% in the third quarter of fiscal year 2010. In the nine months, systems sales represented 6.7% of total Life Sciences sales compared to 5.4% in the nine months of fiscal year 2010.

     Increased pricing (primarily in the BioPharmaceuticals market) contributed $3,111, or about 1%, to overall sales growth in the quarter and the volume related sales increase was about 11%. In the nine months, increased pricing contributed $8,119, or about 1%, to overall sales growth and the volume related sales increase was about 11%. Life Sciences sales represented approximately 52% of total Company sales in the third quarter compared to 51% in the third quarter of fiscal year 2010. In the nine months, Life Sciences sales represented approximately 52% of total Company sales, on par with the nine months of fiscal year 2010.

     Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory) increased 16.0% and 18.0% in the quarter and nine months, respectively. The sales results by the submarkets that comprise BioPharmaceuticals are discussed below:
  Sales in the Pharmaceuticals submarket, which represented approximately 45% of total Life Sciences sales, increased 17.0% in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010. Consumables sales increased 15.5%, while systems sales grew 34.5%. Sales in the nine months increased 18.9%, reflecting an increase in consumables and systems sales of 16.4% and 54.0%, respectively. All three geographies reported double-digit sales growth in the quarter and nine months. The sales results in all geographies reflect overall growth in the marketplace as pharmaceutical manufacturers introduce new drugs and increase production levels. The biologicals drug market is strong, particularly in the biotech, vaccine and plasma sectors. In addition to the above factors, the Western Hemisphere also benefited from a change in route to market from distributor sales to direct. The sales results in Asia also reflects growth in emerging markets (China and India) and strong sales growth in Korea, Japan (some of which is timing, related to increased production in the third quarter which is not expected to be sustained) and Singapore (as customer factories built in the last two years ramp up production). Sales growth in Asia has also been favorably impacted, as drug producers in China move towards adopting Federal Drug Administration manufacturing standards to facilitate exporting their products to the U.S. and Europe.

  Sales in the Laboratory submarket, which represented less than 10% of Life Sciences sales, grew 10.5% and 13.0% in the third quarter and nine months, respectively, with all geographies contributing. The growth in this submarket was driven by increased end-user demand fueled by underlying growth in the pharmaceutical marketplace.
     Sales in the Medical market, which is comprised of blood filtration product sales and other infection and patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, increased 5.0% and 4.4% in the quarter and nine months, respectively.
  Sales of blood filtration products, which represented approximately 17% of total Life Sciences sales, increased 1.7% in the third quarter reflecting increased sales in the Western Hemisphere, the Company’s largest blood filtration region, accompanied by an increase in Europe. Sales of blood filtration products in the nine months were flat compared to the nine months of fiscal year 2010, reflecting increased sales in the Western Hemisphere offset by a decline in Europe. The growth in blood filtration sales in the Western Hemisphere was achieved despite a drop in blood collections, reflecting new product conversions at certain customers and increased sales to independent blood centers. The growth in Europe in the quarter was primarily driven by the U.K. new blood center tender. Sales in Europe were down in the nine months as pricing pressure in parts of the region has caused the Company to rationalize some blood filtration business.

  OEM sales, which represented less than 10% of total Life Sciences sales, grew 12.4% in the third quarter and 12.5% in the nine months primarily driven by increased IV filter sales in the Western Hemisphere and Europe. Regulatory requirements in the U.S. are driving an increase in IV sales in the Western Hemisphere, while growth in Europe reflects increased sales in France fueled by increased end-user demand.

  Sales to Hospitals, which represented less than 10% of total Life Sciences sales, increased 4.8% and 6.9% in the third quarter and nine months, respectively, primarily reflects an increase in Pall-AquasafeTM water filter sales in the Western Hemisphere.
     Sales in the Food & Beverage market increased 11.8% and 9.5% in the quarter and nine months, respectively, reflecting growth in all three geographies. Consumables sales increased 7.8% and 7.9% in the quarter and nine months, respectively. Systems sales increased 29.7% in the quarter and 18.2% in the nine months. The overall sales increase in the quarter and nine months was primarily driven by improving market conditions, growth in emerging markets and new market applications. The Company’s food contact compliance products are also positively impacting revenue growth.

     Life Sciences gross margin in the third quarter of fiscal year 2011 decreased 100 basis points to 53.3% from 54.3% in the third quarter of fiscal year 2010. The decrease in gross margin in the quarter reflects the following factors:
  unfavorable absorption of manufacturing overhead and certain inventory-related charges, which in the aggregate reduced gross margin by an estimated 290-310 basis points,

  unfavorable mix which reduced gross margin by an estimated 30-50 basis points primarily comprised of the negative impact from an increase in systems sales, as discussed above, which typically have lower gross margins than consumables, cost savings and the benefit of exchange rates on foreign currency denominated sourced goods primarily in the Euro-zone, which outpaced inflation, that in the aggregate increased gross margin by an estimated 190-210 basis points, and favorable pricing, which increased gross margin by an estimated 30-50 basis points.
     Life Sciences gross margin in the nine months decreased 50 basis points to 54.3% from 54.8% in the nine months of fiscal year 2010. The decline in gross margin in the nine months reflects the following factors:
  unfavorable absorption of manufacturing overhead and certain inventory-related charges, which in the aggregate reduced gross margin by an estimated 150-170 basis points,

  cost savings, which outpaced inflation and the detriment of exchange rates on foreign currency denominated sourced goods primarily in the Euro-zone, that in the aggregate increased gross margin by an estimated 70-90 basis points, and favorable pricing, which increased gross margin by an estimated 20-40 basis points.
     SG&A expenses in the third quarter of fiscal year 2011 increased by $7,038, or 8.1% (an increase of $3,896, or 4.5% in local currency), compared to the third quarter of fiscal year 2010. SG&A expenses in the nine months, increased by $11,870, or 4.7% (an increase of $12,367, or 4.9% in local currency) compared to the nine months of fiscal year 2010. In addition to inflation, the increase in SG&A in local currency in the quarter and nine months principally reflects the impact of increased sales and marketing spending and investments in information technology. Furthermore, the nine months also includes costs related to the establishment of the European headquarters in Switzerland, costs incurred for changes in sales channels from distribution to direct and incremental costs related to a biotechnology company that was acquired late in the second quarter of fiscal year 2010. SG&A as a percentage of sales decreased to 25.4% from 27.3% in the third quarter of fiscal year 2010. SG&A as a percentage of sales in the nine months decreased to 26.1% from 28.1% in the nine months of fiscal year 2010. The decrease in SG&A as a percentage of sales in the quarter and nine months reflects the leverage of the increase in sales combined with control of G&A spending, partly offset by the increase in spending in key areas as discussed above.

     R&D expenses were $13,911 compared to $12,216 in the third quarter of fiscal year 2010, an increase of $1,695, or 13.9% ($1,475, or 12.1% in local currency). R&D expenses in the nine months were $40,056 compared to $34,954 in the nine months of fiscal year 2010, an increase of $5,102, or 14.6% ($5,480, or 15.7% in local currency). The increase in R&D expenses in the quarter and nine months reflects increased headcount as well as expenses to support projects in the Medical and BioPharmaceuticals markets. As a percentage of sales, R&D expenses in the quarter were 3.8% compared to 3.9% in the third quarter of fiscal year 2010. As a percentage of sales, R&D expenses were 3.9% in the nine months, on par with the nine months of fiscal year 2010.

     Operating profit dollars in the quarter were $89,071, an increase of $15,656, or 21.3% ($10,919, or 14.9% in local currency) compared to the third quarter of fiscal year 2010. Operating profit dollars in the nine months were $245,909, an increase of $39,580, or 19.2% ($36,152, or 17.5% in local currency) compared to the nine months of fiscal year 2010. Operating margin in the quarter improved to 24.2% from 23.2% in the third quarter of fiscal year 2010. Operating margin in the nine months improved to 24.2% from 22.9% in the nine months of fiscal year 2010.

     Industrial:

     Presented below are summary Statements of Operating Profit for the Industrial segment for the three and nine months ended April 30, 2011 and April 30, 2010:

		% of		% of
Three Months Ended	Apr. 30, 2011	Sales	Apr. 30, 2010	Sales
Sales	$341,101		$299,010
Cost of sales	183,789	53.9	157,638	52.7
Gross margin	157,312	46.1	141,372	47.3
SG&A	99,564	29.2	87,740	29.3
R&D	7,145	2.1	6,770	2.3
Operating profit	$50,603	14.8	$46,862	15.7

		% of		% of
Nine Months Ended	Apr. 30, 2011	Sales	Apr. 30, 2010	Sales
Sales	$946,016		$820,924
Cost of sales	502,191	53.1	447,551	54.5
Gross margin	443,825	46.9	373,373	45.5
SG&A	277,999	29.4	258,983	31.5
R&D	21,942	2.3	19,920	2.4
Operating profit	$143,884	15.2	$94,470	11.5

     The tables below present sales by market and geography within the Industrial segment for the three and nine months ended April 30, 2011 and April 30, 2010, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
Three Months Ended	Apr. 30, 2011	Apr. 30, 2010	Change	Impact	Currency
By Market
Aeropower	$123,171	$107,849	14.2	$3,677	10.8
Energy & Water	136,026	118,841	14.5	5,163	10.1
Microelectronics	81,904	72,320	13.3	4,761	6.7
Total Industrial	$341,101	$299,010	14.1	$13,601	9.5

By Geography
Western Hemisphere	$112,401	$96,147	16.9	$535	16.3
Europe	103,094	90,956	13.3	4,479	8.4
Asia	125,606	111,907	12.2	8,587	4.6
Total Life Sciences	$341,101	$299,010	14.1	$13,601	9.5

					%
				Exchange	Change in
			%	Rate	Local
Nine Months Ended	Apr. 30, 2011	Apr. 30, 2010	Change	Impact	Currency
By Market
Aeropower	$346,334	$299,519	15.6	$752	15.4
Energy & Water	366,030	331,569	10.4	3,615	9.3
Microelectronics	233,652	189,836	23.1	9,346	18.2
Total Industrial	$946,016	$820,924	15.2	$13,713	13.6

By Geography
Western Hemisphere	$317,948	$241,755	31.5	$1,022	31.1
Europe	271,432	256,126	6.0	(6,820)	8.6
Asia	356,636	323,043	10.4	19,511	4.4
Total Life Sciences	$946,016	$820,924	15.2	$13,713	13.6

     Industrial segment sales increased 9.5% in the third quarter of fiscal year 2011, with all markets contributing. The increase in sales in the quarter reflects growth in consumables and systems sales of 6.4% and 28.0%, respectively. In the nine months, Industrial segment sales increased 13.6% reflecting growth in consumables and systems sales of 12.5% and 19.6%, respectively. Systems sales represented 16.7% of total Industrial sales in the third quarter of fiscal year 2011 compared to 14.5% in the third quarter of fiscal year 2010. In the nine months, systems sales represented 15.2% of total Industrial sales compared to 14.5% in the nine months of fiscal year 2010.

     The impact of pricing reduced overall sales growth slightly in the quarter. In the nine months, increased pricing contributed $2,195, or about 0.5%, to overall sales growth and, as such, the volume increase was 13.1%. Industrial sales represented approximately 48% of total Company sales in the third quarter compared to 49% in the third quarter of fiscal year 2010. In the nine months, Industrial sales represented approximately 48% of total Company sales, on par with the nine months of fiscal year 2010.

     The Aeropower market is comprised of sales of air, water, lubrication, fuel and machinery and hydraulic protection products to OEM and end-user customers in Military and Commercial Aerospace as well as in the Machinery & Equipment submarkets, which consist of a grouping of producers of mobile equipment and trucks, pulp and paper, mining equipment, automotive products and metals. Sales in the Aeropower market increased 10.8% and 15.4% in the quarter and nine months, respectively. The sales results by the submarkets that comprise Aeropower are discussed below:
  Sales in the Machinery & Equipment submarket, which represented approximately 20% of total Industrial sales, increased 23.5% in both the quarter and nine months, with all geographies contributing to the growth. The increase in Machinery & Equipment sales in the quarter and nine months was driven by growth in the mining and primary metals sectors as well as an increase in OEM in-plant activities related to an increase in demand for manufacturing capacity. Furthermore, the Western Hemisphere benefited from an increase in sales to mobile OEM customers (construction and mining) as they increased build rates to meet demand.

  Sales to the Military Aerospace submarket, which represented less than 10% of total Industrial sales, decreased 15.9% in the quarter primarily reflecting the impact of spending cutbacks by European governments. In the nine months, sales to the Military Aerospace submarket decreased 3.7% reflecting spending reductions in Europe as discussed above, partly offset by an increase in the Western Hemisphere reflecting increased shipments of spares to the U.S. government.

  Sales to the Commercial Aerospace submarket, which represented less than 10% of total Industrial sales, increased 12.5% and 18.5% in the third quarter and nine months, respectively, with all geographies contributing to the growth. The growth in Commercial Aerospace sales was primarily driven by a modest increase in OEM production rates, an increase in aftermarket sales related to improving market conditions, and modest improvement in the business jet market.

     Sales in the Energy & Water market, which is comprised of three submarkets; Fuels & Chemicals, Municipal Water, and Power Generation, increased 10.1% and 9.3% in the third quarter and nine months, respectively. The sales results by submarket are discussed below:
  Sales in the Fuels & Chemicals submarket, which represented approximately 20% of total Industrial sales, increased 9.6% in the third quarter reflecting increases in the Western Hemisphere and Europe, partly offset by a decline in Asia. Consumables sales increased 14.7%, while systems sales declined 7.4%. In the nine months, sales in the Fuels & Chemicals submarket increased 1.1% reflecting increases in the Western Hemisphere and Europe, partly offset by a decline in Asia. Consumables sales increased 13.5%, while systems sales declined 32.8%. The growth in the Western Hemisphere and Europe in the quarter and nine months was driven by robust activity in the oil and gas sector, accompanied by growth in the chemicals, polymers and alternative energy sectors. The decline in Asia in the quarter primarily reflects weakness in the electronics-grade chemical marketplace. In the nine months, the decline in Asia primarily reflects a low level of investment activity in fiscal year 2010 that negatively impacted systems sales in the current year as well as weakness in the electronics-grade chemical marketplace.

  Sales in the Power Generation submarket, which represented approximately 10% of total Industrial sales, increased 14.6% and 14.1% in the quarter and nine months respectively. The growth in the quarter and nine months was driven by Asia, reflecting strong demand in the wind-turbine market and the Western Hemisphere, driven by sales of water treatment and condensate systems to power stations. A decrease in sales in Europe, related to overall weakness in the marketplace, particularly in the turbine OEM sector, partly offset the above.

  Municipal Water submarket sales, which represented approximately 10% of total Industrial sales, increased 7.2% in the third quarter and 28.1% in the nine months compared to the same periods of fiscal year 2010. By geography, sales in the Western Hemisphere (the Company’s largest Municipal Water region) grew 12% in the quarter and almost 55% in the nine months, driven by municipalities upgrading to membrane filtration to comply with environmental regulations. Sales in Europe increased 9.5% in the quarter and 1.7% in the nine months. Growth in Europe in the quarter primarily reflects timing of shipments. Growth in the nine months in Europe was hampered by a reduction in publicly funded projects (primarily in the leachate sector) due to the fiscal challenges of local governments. In Asia, the Company’s smallest Municipal Water region, sales were down about 30% in the quarter and nine months, respectively, related to timing of large systems projects.
     Microelectronics sales increased 6.7% in the quarter reflecting double-digit growth in the Western Hemisphere and Europe. Sales in Asia grew in the mid-single digits. Overall, the sales growth in the quarter reflects continued strength in the semiconductor marketplace in all geographies. The display market in Asia was also particularly strong. Microelectronics sales increased 18.2% in the nine months reflecting double-digit growth in all geographies. Overall, the sales growth in the nine months reflects the same factors as in the quarter, as well as an increase in OEM activity. Increased demand for consumer electronics, including tablets and smart phones, continue to positively impact sales growth in this market.

     Industrial gross margin in the quarter decreased 120 basis points to 46.1% from 47.3% in the third quarter of fiscal year 2010. The decline in gross margin in the quarter reflects the following factors:
  unfavorable mix which reduced gross margin by an estimated 290-310 basis points comprised of the following:
➢	a negative impact from an increase in systems sales, as discussed above, which typically have lower gross margins than consumables, and

➢	a negative impact from consumables market mix, primarily in the Aeropower market and Power Generation and Municipal Water submarkets, cost savings, including improved efficiency in manufacturing operations, which outpaced inflation, that in the aggregate increased gross margin by an estimated 170-190 basis points.

     Gross margin in the nine months increased 140 basis points to 46.9% from 45.5% in the nine months of fiscal year 2010. The improvement in gross margin in the nine months reflects cost savings, including improved efficiency in manufacturing operations along with leverage from increased volume, which outpaced inflation, that in the aggregate increased gross margin by an estimated 300-320 basis points. This was partly offset by the impact of unfavorable mix comprised of the following:

➢	a negative impact from an increase in systems sales, as discussed above, which typically have lower gross margins than consumables, and

➢	a negative impact from consumables market mix, primarily in the Aeropower market and Power Generation and Municipal Water submarkets.

     SG&A expenses in the third quarter of fiscal year 2011 increased by $11,824, or 13.5% (an increase of $7,950, or 9.1% in local currency), compared to the third quarter of fiscal year 2010. SG&A expenses in the nine months increased by $19,016, or 7.3% (an increase of $16,119, or 6.2% in local currency), compared to the nine months of fiscal year 2010. In addition to inflation, the increase in SG&A in local currency in the quarter and nine months principally reflects the impact of increased sales and marketing spending, investments in information technology, and costs related to the establishment of the European headquarters in Switzerland and Asian headquarters in Singapore. SG&A expenses as a percentage of sales decreased to 29.2% in the quarter from 29.3% in the third quarter of fiscal year 2010. SG&A expenses as a percentage of sales decreased to 29.4% in the nine months from 31.5% in the nine months of fiscal year 2010. The decrease in SG&A as a percentage of sales in the quarter and nine months reflects the leverage of the increase in sales combined with control of G&A spending, partly offset by the increase in spending in key areas as discussed above.

     R&D expenses were $7,145 in the third quarter of fiscal year 2011 compared to $6,770 in the third quarter of fiscal year 2010, an increase of $375, or 5.5% ($330, or 4.9% in local currency). R&D expenses were $21,942 in the nine months compared to $19,920 in the nine months of fiscal year 2010, an increase of $2,022, or 10.2% ($1,966, or 9.9% in local currency). As a percentage of sales, R&D expenses were 2.1% in the quarter compared to 2.3% in the third quarter of fiscal year 2010. As a percentage of sales, R&D expenses were 2.3% in the nine months compared to 2.4% in the nine months of fiscal year 2010.

     Operating profit dollars in the third quarter of fiscal year 2011 were $50,603, an increase of $3,741, or 8.0% ($622, or 1.3% in local currency) compared to the third quarter of fiscal year 2010. Operating profit dollars in the nine months were $143,884, an increase of $49,414, or 52.3% ($44,194, or 46.8% in local currency) compared to the nine months of fiscal year 2010. Operating margin in the quarter decreased to 14.8% from 15.7% in the third quarter of fiscal year 2010. Operating margin in the nine months increased to 15.2% from 11.5% in the nine months of fiscal year 2010.

     Corporate:

     Corporate expenses in the third quarter of fiscal year 2011 were $16,454 compared to $13,034 in the third quarter of fiscal year 2010, an increase of $3,420 or 26.2% ($3,397, or 26.1% in local currency). The increase in Corporate expenses in the quarter primarily reflects increases in performance related compensation costs, professional fees for certain governance related matters and payroll and related costs, partly offset by an increase in foreign currency transaction gains. Corporate expenses in the nine months were $45,755 compared to $38,631 in the nine months of fiscal year 2010, an increase of $7,124 or 18.4% ($7,167, or 18.6% in local currency). The increase in Corporate expenses in the nine months primarily reflects increases in performance related compensation costs, professional fees for certain governance related matters and payroll and related costs.

Liquidity and Capital Resources

     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $701,000 at April 30, 2011 as compared with $608,000 at July 31, 2010. Excluding the effect of foreign exchange (discussed below), non-cash working capital increased approximately $40,100 compared to July 31, 2010.

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at April 30, 2011 to those at July 31, 2010, the Euro, the British Pound and JPY have strengthened against the U.S. Dollar. The effect of foreign currency translation increased non-cash working capital by $52,857, including net inventory, net accounts receivable and other current assets by $30,225, $42,687 and $11,162, respectively, as compared to July 31, 2010. Additionally, foreign currency translation increased accounts payable and other current liabilities by $31,278 and decreased current income taxes payable by $61.

     Net cash provided by operating activities in the nine months of fiscal year 2011 was $280,956 as compared to $257,041 in the nine months of fiscal year 2010, an increase of $23,915, or about 9%. Although cash flow in the nine months of fiscal year 2011 benefited from continued improvement in working capital management as discussed below, the benefit to cash flow in the nine months of fiscal year 2010 was greater as the improvement in the cash conversion cycle versus fiscal year 2009 was more pronounced.

     The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding (“DPO”), decreased to 130 days in the quarter ended April 30, 2011 from 137 days in the quarter ended April 30, 2010. This improvement reflects a decrease in DIO and DSO partly offset by a decrease in DPO. In the quarter ended January 31, 2011, the full cash conversion cycle decreased to 145 days from 155 days in the quarter ended January 31, 2010, reflecting a decrease in DIO and DSO partly offset by a decrease in DPO. In the three months ended October 31, 2010, the full cash conversion cycle decreased to 142 days from 161 days in the quarter ended October 31, 2009 reflecting a decrease in DIO and DSO, as well as an increase in DPO.

     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $177,814 in the nine months of fiscal year 2011, as compared with $163,528 in the nine months of fiscal year 2010. The increase in free cash flow reflects the increase in net cash provided by operating activities as discussed above, partly offset by an increase in capital expenditures. The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities to free cash flow.

	Apr. 30, 2011	Apr. 30, 2010
Net cash provided by operating activities	$280,956	$257,041
Less capital expenditures	103,142	93,513
Free cash flow	$177,814	$163,528

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 9.0% at April 30, 2011 as compared to 19.4% at July 31, 2010. Net debt decreased by approximately $139,200 compared with July 31, 2010, comprised of a decrease in gross debt of $152,800 partly offset by a decrease in cash and cash equivalents of $48,000. The impact of foreign exchange rates decreased net debt by about $34,400.

     The Company’s 5-year senior revolving credit facility contains financial covenants which require the Company to maintain a minimum consolidated net interest coverage ratio of 3.5:1, based upon trailing four quarters results, and a maximum consolidated leverage ratio of 3.5:1, based upon trailing four quarters results. In addition, the facility includes other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of April 30, 2011, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.

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

     The Company conducts transactions in currencies other than their functional currency. These transactions include non-functional currency intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates. The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three and nine months ended April 30, 2011 was $651,343 and $1,675,952, respectively. The notional amount of foreign currency forward contracts outstanding as of April 30, 2011 was $265,677. The Company’s foreign currency balance sheet exposures resulted in the recognition of gains within SG&A of approximately $8,364 and $11,859 in the three and nine months ended April 30, 2011, respectively, before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A was a gain of approximately $837 and a loss of approximately $18 in the quarter and nine months ended April 30, 2011, respectively.

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

     As of April 30, 2011, the Company had $150,000 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s condensed consolidated balance sheet. Commercial paper issuances during the quarter carried interest rates ranging between 0.38% and 0.47% and original maturities between 22 and 61 days. As of April 30, 2011, the Company does not have any outstanding borrowings under its existing senior revolving credit facility.

     The Company utilizes cash flow generated from operations and its senior revolving credit facility to meet its short-term liquidity needs. Company management considers its cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet its anticipated liquidity needs.

     In the nine months of fiscal year 2011, capital expenditures were $103,142 ($43,197 expended in the third quarter). Depreciation and amortization expense in the third quarter of fiscal year 2011 were $22,564 and $3,471, respectively. Depreciation and amortization expense in the nine months of fiscal year 2011 were $64,643 and $10,059, respectively.

     Depreciation expense was $19,539 and amortization expense was $3,206 in the third quarter of fiscal year 2010. In the nine months of fiscal year 2010, depreciation expense was $61,169 and amortization expense was $8,672.

     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. At July 31, 2010, there was $352,944 remaining under the current stock repurchase programs. The Company repurchased stock of $64,524 in the nine months of fiscal year 2011 leaving $288,420 remaining at April 30, 2011 under the current stock repurchase programs. Net proceeds from stock plans were $54,487 in the nine months of fiscal year 2011.

     In the nine months of fiscal year 2011, the Company paid dividends of $57,287 compared to $52,600 in the nine months of fiscal year 2010, an increase of 8.9%. The Company increased its quarterly dividend by 9.4% from 16 cents to 17.5 cents per share, effective with the dividend declared on January 20, 2011.

Recently Issued Accounting Pronouncements

     In May 2011, the Financial Accounting Standards Board issued amendments to fair value measurement and disclosure requirements. This guidance amends United States generally accepted accounting principles (“U.S. GAAP”) to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). This amended guidance is to be applied prospectively and is effective for the Company beginning with its third quarter of fiscal year 2012. The Company is currently evaluating this guidance and has not yet determined the impact the adoption will have on its consolidated financial statements.

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

     In connection with the aforementioned business improvement initiatives, during the second and third quarters of fiscal year 2011, certain significant operations migrated and are expected to continue to migrate in future fiscal quarters to the Company’s global enterprise resource planning (“ERP”) software system. The purpose of the ERP system is to facilitate the flow of information between all business functions inside the boundaries of the Company and manage the connections to outside stakeholders. Built on a centralized database and utilizing a common computing platform, the ERP system consolidates business operations into a more uniform, enterprise wide system environment. The Company's ERP implementation is accompanied by process changes and improvements, including those that impact internal control over financial reporting. During the third quarter, the Company also centralized the management of its Asian operations resulting in significant changes to aspects of the internal control environment. In connection with these migrations and continuing process changes, the Company has instituted material changes in its internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
(In thousands)

     As previously disclosed in the 2010 Form 10-K, the Company is subject to various regulatory proceedings and litigation, including with respect to various environmental matters. The information in the 2010 Form 10-K was updated in Part II — Item 1 — Legal Proceedings, in the Company’s Form 10-Q for the first and second quarters of fiscal year 2011. Reference is also made to Note 6, Contingencies and Commitments, to the accompanying condensed consolidated financial statements.

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

Environmental Matters:

     With respect to the environmental matters at the Company’s Ann Arbor, Michigan site, previously disclosed in Part I — Item 3 — Legal Proceedings in the Company’s 2010 Form 10-K, the Company and the Michigan Department of Natural Resources and Environment (the “DNRE”) reached an agreement on the principal terms to resolve all outstanding issues and presented a Joint Notice of Tentative Settlement (the “Joint Notice”) to the court on November 24, 2010. The court approved the proposed changes to the clean-up program outlined in the Joint Notice and instructed the parties to submit an amended Consent Judgment incorporating such changes. In early March 2011, the Company and the DNRE executed a Third Amendment to Consent Judgment (the “Amended Consent Judgment”) and presented the Amended Consent Judgment and a Stipulated Order Amending Previous Remediation Orders to the court, which the court approved on March 8, 2011. Based on the terms of the Amended Consent Judgment, the Company believes that its current environmental reserves are adequate.

     The Company’s condensed consolidated balance sheet at April 30, 2011 includes liabilities for environmental matters of approximately $10,980, which relate primarily to the previously reported environmental proceedings involving a Company subsidiary, Gelman Sciences Inc., pertaining to groundwater contamination. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs (1)
February 1, 2011 to
February 28, 2011	–	$–	–	$323,406
March 1, 2011 to
March 31, 2011	448	$55.71	448	$298,417
April 1, 2011 to
April 30, 2011	170	$58.94	170	$288,420
Total	618	$56.59	618

(1)
On November 15, 2006, the board authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. During the nine months ended April 30, 2011, the Company purchased 1,285 shares in open-market transactions at an aggregate cost of $64,524, with an average price per share of $50.21. As of April 30, 2011, $288,420 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

ITEM 6. EXHIBITS.

     See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

June 9, 2011	/s/	LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer
and Treasurer

	/s/	FRANCIS MOSCHELLA
Francis Moschella
Vice President – Corporate Controller
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3(i)*	Restated Certificate of Incorporation of the Registrant as amended through September 1, 2010, filed as Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

3(ii)*	By-Laws of the Registrant as amended through March 16, 2011, filed as Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on March 22, 2011.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

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