Form 10-K
period 2011-07-31
PALL CORP
filed 2011-09-29
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes ☐      No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on January 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,416,334,433.

On September 22, 2011, there were 115,029,938 outstanding shares of the registrant’s common stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for the 2011 annual meeting of shareholders, scheduled to be held on December 14, 2011 (hereinafter referred to as the “Proxy Statement”), are incorporated by reference into Part III of this report.

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

     The Company serves customers through two businesses globally: Life Sciences and Industrial. The Life Sciences business group is focused on developing, manufacturing and selling products to customers in the Medical, BioPharmaceuticals and Food & Beverage markets. The Industrial business group is focused on developing, manufacturing and selling products to customers in the Energy & Water, Aeropower and Microelectronics markets.

     These businesses are supported by Corporate and Shared Services groups that facilitate the Company’s corporate governance and business activities globally and a core portfolio of intellectual property that underlies the products sold by the business groups. Company management believes that this structure positions the Company for future profitable growth with holistic focus on the global marketplace presenting opportunities for sales growth, efficiencies and cost reduction in both businesses, as well as in the Company’s Corporate and Shared Services group infrastructure, while efficiently leveraging its entire intellectual property portfolio to the marketplaces.

     For financial information of the Company by operating segment and geography, please see Note 18, Segment Information and Geographies, to the accompanying consolidated financial statements and the information under the caption “Review of Operating Segments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II – Item 7. of this report).

     With few exceptions, research and development activities conducted by the Company are Company sponsored. Research and development expenses totaled $86,805,000 in fiscal year 2011, $74,944,000 in fiscal year 2010 and $71,213,000 in fiscal year 2009.

     No one customer accounted for 10% or more of the Company’s consolidated sales in fiscal years 2011, 2010, or 2009.

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

     At July 31, 2011, the Company employed approximately 10,900 persons.

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

OPERATIONS:

     Pall Corporation is a broad-based filtration, separation and purification company. Its proprietary products are used to discover, develop and produce biotechnology drugs, vaccines, protect hospital patients as in the case of the Company’s blood, breathing circuit and hospital water filters, enhance the quality and efficiency of manufacturing processes, keep equipment (such as manufacturing equipment and airplanes) running efficiently, produce safe drinking water and to protect the environment. Requirements for product quality, purity, environmental protection, health and safety apply to a wide range of industries and across geographic borders. The Company has more than a 60-year history of commercializing innovative products and continues to develop new materials and technologies for its Life Sciences and Industrial customers and their increasingly difficult fluid filtration, purification and separation challenges. The Company has an array of core materials and technologies that can be combined and manipulated in many ways to solve complex fluid separation challenges. These proprietary materials and technologies, coupled with the Company’s ability to engineer them into useful forms and place them into fully integrated systems, are the cornerstone of the Company’s capabilities. Proprietary materials and technologies, customer process knowledge, and engineering know-how enable the Company to provide customers with products that are well matched to their needs, to develop new products and to enter new markets.

     The global drivers for the filtration, separation and purification market include increasing potable/recyclable/dischargeable water and energy demands, emerging and mutating pathogens, changes in global demographics including rising standards of medical care in emerging economies, an aging population ingesting higher levels of preventative and/or personalized pharmaceuticals, environmental concerns and regulations, industrial globalization and consolidation, increasing government regulations and process innovation and optimization. These all require more and ever finer levels of filtration, separation and purification. Opportunities to filter water exist in every one of the Company’s markets. The Company has a balanced portfolio of products that are sold into diversified markets. The Company’s strategy for growth includes expansion in high-growth geographies such as Asia, Eastern Europe, the Middle East and Latin America as well as focusing on high-growth markets such as biotechnology, diagnostics, cell therapy, vaccine production, micro and macroelectronics, next-generation aircraft, energy and water. The Company’s products help to meet the evolving needs of markets worldwide.

     The Company actively pursues applications in which its products can make a substantial difference to customers and especially targets projects, under the umbrella of its Total Fluid ManagementSM (“TFM”) strategy, whereby it can engineer integrated filtration, purification and separation systems to enhance performance and economics. The TFM strategy leverages the Company’s resources and capabilities to help its customers improve operating efficiencies within their processes through the optimal selection and integration of filtration and separation products. This approach makes use of the Company’s engineering and scientific expertise in fluid management to create unique and cost-effective solutions for customers. Integrated systems are an important part of this approach, and generally couple or automate filtration/separation steps for greater efficiency and ease and economy of use. These systems typically include the Company’s proprietary consumable filtration products and appurtenant hardware. When fully commissioned, Company management expects these systems to provide an ongoing annuity stream for the Company’s consumable filtration products. System sales accounted for 12.5% of fiscal 2011 revenues. This is about the Company’s average for system sales in the last five fiscal years. Consumable filtration products sold are principally filters made with proprietary Company filter media produced by chemical film casting, melt blowing of polymer fibers, papermaking and metallurgical processes.

     The Company is executing a full suite of initiatives aimed at strengthening its supply chain while increasing efficiency and reducing costs. Such improvement initiatives include consolidation of its European and Asian supply chain and demand planning leadership activities into Switzerland and Singapore, respectively, procurement activities and “lean manufacturing.” The Company is also executing major initiatives to streamline processes and infrastructure.

     Competition is intense in all of the Company’s markets and includes numerous large companies and many smaller regional competitors. In many cases, the Company’s primary competition comes from alternative, often older technologies, such as chemical additives, sand filtration, and pasteurization as opposed to the finer level of membrane filtration that the Company provides. In many markets, there are significant barriers to entry limiting the number of qualified suppliers. These barriers result from stringent product performance standards, product qualification protocols and requirements for consistent levels of global service and support. The Company’s broad array of materials and product designs coupled with its engineering and manufacturing expertise and global reach enable it to provide customers with differentiated product performance and value, and global customer support.

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

     Safety, quality, efficacy, ease of use, technical support, product delivery and price are all important considerations among the Company’s Life Sciences customers. Pricing for blood filtration products is a strong consideration as customers are typically large centralized procurers, such as blood centers in the Western Hemisphere and nationalized blood services in Europe and Asia. The backlog for the Life Sciences segment at July 31, 2011 was approximately $247,171,000 (all of which is expected to be shipped in fiscal year 2012) compared with $203,983,000 at July 31, 2010.

MEDICAL MARKET:

     The Company’s medical products improve the safety of the use of blood products in patient care and help control the spread of infections in hospitals. The Company’s cell therapy product portfolio provides enabling technologies for the emerging regenerative medicine market.

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

     The backlog for the Medical market at July 31, 2011 was approximately $45,886,000 (all of which is expected to be shipped in fiscal year 2012) compared with $42,829,000 at July 31, 2010. The Company’s principal competitors in the Medical market include Fenwal, Inc., MacoPharma Group, Fresenius Medical Care AG & Co., Merck Millipore (a division of Merck KGaA), GE Healthcare (a unit of General Electric Company (“GE”)), Tyco International Ltd., Teleflex Incorporated, Terumo Medical Corporation, and Capital Health Inc.

BIOPHARMACEUTICALS MARKET:

     The Company sells a broad line of filtration and purification technologies, appurtenant hardware and engineered systems primarily to pharmaceutical and biotechnology companies for use by them in the development and commercialization of chemically synthesized and biologically derived drugs, plasma and vaccines. The Company provides a broad range of advanced filtration solutions for each critical stage of drug development through drug production. Its filtration systems and validation services assist drug manufacturers through the regulatory process through commercialization. The Company’s laboratory product line is used in areas such as drug research and discovery, quality control testing and in environmental monitoring applications for a host of industries.

     The fastest growing part of the market is the biotechnology industry, now comprising approximately 75% of total BioPharmaceuticals revenue. Biotechnology drugs and biologically derived vaccines are filtration and purification intensive. A key growth driver is increasing adoption of single-use processing technologies for drug production as a replacement for “hard-piped” steel factories. Disposable systems provide customers many advantages including smaller capital outlays and flexible use of manufacturing floor space. They reduce the risk of cross-contamination between batches and eliminate costly and time-consuming cleaning and cleaning validation steps.

     Company management believes that the Company’s established record of product performance and innovation, as well as its ability to sell and globally support a complete range of products, including its engineered systems, provide a strong competitive advantage among BioPharmaceuticals customers reflecting the high costs and safety risks associated with drug development and production. The backlog for the BioPharmaceuticals market at July 31, 2011 was approximately $155,321,000 (all of which is expected to be shipped in fiscal year 2012) compared with $129,879,000 at July 31, 2010. Principal competitors in the BioPharmaceuticals market include Merck Millipore (a division of Merck KGaA), The Sartorius Group, CUNO (a 3M company) and GE Healthcare (a unit of GE).

FOOD & BEVERAGE MARKET:

     Within the Food & Beverage market, the Company serves the filtration needs of the beer, wine, dairy, soft drink, bottled water, and food ingredient markets. The Company's TFM strategy and capabilities help customers to ensure the quality of their products while lowering operating costs and minimizing waste.

     The backlog for the Food & Beverage market at July 31, 2011 was approximately $45,964,000 (all of which is expected to be shipped in fiscal year 2012) compared with $31,275,000 at July 31, 2010. Principal competitors in the Food & Beverage market include Pentair, Inc., Filtrox Group, The Sartorius Group, BEGEROW and Parker domnick hunter, a division of Parker Hannifin.

INDUSTRIAL SEGMENT:

     The Company provides enabling and process enhancing technologies throughout the industrial marketplace. This includes the Energy & Water, Aeropower and Microelectronics markets. Reflecting its TFM strategy, the Company has the capability to provide customers with integrated solutions for their process fluids which typically include the Company’s proprietary consumable filtration products and appurtenant hardware as well as systems. When fully commissioned, Company management expects these systems to provide an ongoing annuity stream for the Company’s consumable filtration products. Systems sales account for 17.3% of the Industrial segment’s revenues in fiscal year 2011 compared to 16.0% in fiscal year 2010. Virtually all of the raw materials, process fluids and waste streams that course through industry are candidates for multiple stages of filtration, separation and purification. The backlog for the Industrial segment at July 31, 2011 was approximately $568,377,000 (of which approximately 84% is expected to be shipped in fiscal year 2012) compared with $466,493,000 at July 31, 2010.

ENERGY & WATER MARKET:

     This market consists of producers of energy, oil, gas, renewable and alternative fuels, electricity, chemicals and municipal water. The growing demand for energy produced using clean and green technologies, including careful use and reuse of water, creates growth opportunities for the Company.

     Within the Energy submarket, demand is driven by oil and gas producers, refineries and power generating stations working to increase production, produce cleaner burning fuels, conserve water, meet environmental regulations and develop alternative fuel sources. Each of these applications provides opportunities for the Company. The fastest growing part of this submarket is in emerging regions, such as the Middle East, Latin America and China.

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

     Revenues in this market comprise the largest part of the Company’s capital-based revenues, including systems and hardware. Approximately 50% of fiscal year 2011 revenues in this market were derived from capital-based revenues. The backlog at July 31, 2011 was approximately $327,668,000 (of which approximately 79% is expected to be shipped in fiscal year 2012) compared with $269,447,000 at July 31, 2010. Sales to Energy & Water customers are made through Company personnel, distributors and manufacturers’ representatives. The Company believes that its TFM strategy and ability to engineer fully integrated systems, underscored by product performance and quality, customer service, and price, are the principal competitive factors in this market. The Company’s primary competitors in the Energy & Water market include CUNO (a 3M company), GE Infrastructure (a unit of GE), U.S. Filter (a Siemens business) and CLARCOR Inc.

AEROPOWER MARKET:

     The Company sells filtration and fluid monitoring equipment to the aerospace industry for use on commercial and military aircraft, ships and land-based military vehicles to help protect critical systems and components. The Company also sells filtration solutions to the Machinery & Equipment submarkets, which consist of a grouping of producers of mobile equipment and trucks, pulp and paper, mining, automotive and metals. Commercial, Military and Machinery & Equipment sales represented 21%, 23% and 56%, respectively, of total Aeropower sales in fiscal year 2011. Key drivers in this market include passenger air miles flown, military budgets, new military and commercial aircraft, and demand for new aircraft, the mining industry, particularly in countries such as Brazil, Africa, China and Australia, and mobile construction equipment in emerging geographies, particularly in Asia and Latin America. Increasing environmental regulation faced by the Company’s customers, as well as customer requirements for improved equipment reliability and fuel efficiency impact demand.

     The Company’s products are sold to customers through a combination of direct sales to airframe manufacturers and other customers, including the U.S. military, and through the Company’s distribution partner, Satair A/S, for the commercial aerospace “aftermarket,” such as sales to commercial airlines. The backlog at July 31, 2011 was approximately $207,867,000 (of which approximately 89% is expected to be shipped in fiscal year 2012) compared with $163,008,000 at July 31, 2010. Competition varies by product and application. The Company’s principal competitors in the Aeropower market include Donaldson Company, Inc., Parker Hannifin Corporation, ESCO Technologies Inc. and CLARCOR Inc.

     Company management believes that product efficacy, performance and quality, service and price are determinative in most sales.

MICROELECTRONICS MARKET:

     The Company sells highly sophisticated filtration and purification technologies for the semiconductor, data storage, fiber optic, advanced display, solar and materials markets. The Company provides a comprehensive suite of contamination control solutions for chemical, gas, water, chemical mechanical polishing and photolithography processes to meet the needs of this demanding industry. Integrated circuits, which control almost every device or machine in use today, require exceedingly high levels of filtration technologies which the Company provides. Diversification into the “macroelectronics” market has enabled the Company to capitalize on demand for tablet computers, smart phones, computer gaming consoles, MP3 players, flat screen TVs and monitors, multimedia cell phones and ink jet printers and cartridges. Newer applications served by Microelectronics are the production of solar cells and the emerging “high bright” LED market.

     The Company’s products are sold to customers in this market through its own personnel, distributors and manufacturers’ representatives. The backlog at July 31, 2011 was approximately $32,842,000 (of which approximately 99% is expected to be shipped in fiscal year 2012) compared with $34,038,000 at July 31, 2010. Company management believes that performance, product quality, innovation and service are the most important factors in the majority of sales in this market. The Company’s principal competitors in the Microelectronics market include Entegris, Inc. and Mott Corporation.

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

EXECUTIVE OFFICERS OF THE REGISTRANT:

			First Appointed an
Name	Age(1)	Current Positions Held	Executive Officer
Eric Krasnoff	59	Chief Executive Officer and President	1986
Lisa McDermott	46	Chief Financial Officer and Treasurer	2006
Roberto Perez	62	Chief Operating Officer	2003
Yves Baratelli	46	Group Vice President and	2010
		President, Life Sciences
Wolfgang Platz	53	Group Vice President and	2011
		President, Industrial
Robert Kuhbach	64	Senior Vice President, General Counsel and	2011
		Corporate Secretary

     (1)     Age as of September 21, 2011.

     None of the persons listed above is related.

     Eric Krasnoff has served as Chief Executive Officer since July 1994 and as President of the Company since August 2010. Since joining the Company in 1975, Mr. Krasnoff served in several corporate management positions, including Group Vice President and Executive Vice President. He was elected President and Chief Operating Officer of the Company in 1993. Mr. Krasnoff also serves as a director of the Company and was Chairman of the Board from 1994 until March 2011. Mr. Krasnoff is scheduled to retire effective October 3, 2011, and will be succeeded in his current roles by Lawrence D. Kingsley, who will also become a director as of such date.

     Lisa McDermott has served as Chief Financial Officer and Treasurer since January 2006. Ms. McDermott began her employment with the Company in 1999 as Corporate Controller and was promoted to Vice President - Finance in July 2004.

     Roberto Perez has served as Chief Operating Officer since May 2010. Mr. Perez joined the Company in 2000 as President of the Medical Products Manufacturing Group. In March 2001, Mr. Perez was promoted to Vice President of the Company’s blood filtration submarket. Mr. Perez was promoted to President, Life Sciences in November 2004.

     Yves Baratelli has served as President, Life Sciences, since May 2010. Mr. Baratelli began his employment with the Company in 2002 as President of Pall Medical, Europe. He was promoted to President of Pall Life Sciences Europe two years later and soon thereafter, assumed responsibility for Pall Life Sciences Asia.

     Wolfgang Platz has served as President, Industrial, since February 2011. Mr. Platz joined the Company in 1981 as a sales engineer and has held many management positions with the company, including President, Food and Beverage, and President, Pall Industrial Europe.

     Robert Kuhbach has served as Senior Vice President, General Counsel and Corporate Secretary of the Company since January 2011, when he joined the Company as a consultant. Mr. Kuhbach retired from Dover Corporation in December 2009 where he served as Vice President-Finance and Chief Finance Officer from November 2002 to July 2009 and, for almost 10 years prior to January 2003, served as Vice President, General Counsel and Secretary.

     None of the above persons has been involved in those legal proceedings required to be disclosed by Item 401(f) of Regulation S-K during the past ten years.

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

The Company conducts operations around the globe. The Company expects to continue to derive a substantial portion of sales and earnings from outside the U.S. The uncertain macroeconomic environment in the U.S. and other countries around the globe in which the Company derives significant sales adversely affected the Company’s results for fiscal year 2009 and 2010 and could continue to have a negative impact on demand for the Company’s products as the prospects, strength and timing of the current recovery remain uncertain as well as the possibility of a return to a recession in the U.S. and other countries around the globe. Customers or suppliers may experience cash flow problems and as a result, may modify, delay or cancel plans to purchase the Company’s products and suppliers may significantly and quickly increase their prices or reduce their output. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, amounts owed to the Company. Any inability of current and/or potential customers to purchase the Company’s products and/or to pay the Company for its products may adversely affect the Company’s sales, earnings and cash flow. Sales and earnings could also be affected by the Company’s ability to manage the risks and uncertainties associated with the application of local legal requirements or the enforceability of laws and contractual obligations, trade protection measures, changes in tax laws, regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and natural disasters as well as health epidemics or pandemics.

Changes in product mix and product pricing may affect the Company’s operating results particularly with the expansion of the systems business and appurtenant hardware & devices (together “Capital Goods”) for the Company’s consumable filtration products, in which the Company experiences significantly longer sales cycles with less predictable revenue and no certainty of future revenue streams from related consumable product offerings and services.

     The Company’s TFM strategy is partially reliant on sales of Capital Goods. Because these are generally sold at lower gross margins than many other products, gross margins could decline if these Capital Goods sales continue to grow as a percentage of total sales and the anticipated future revenue streams from related consumable product offerings and services are not realized.

     The Company’s Capital Goods generally also experience significantly longer sales cycles and involves less predictable revenue and uncertainty of future revenue streams from related consumable product offerings and services. In addition, the profitability of the Company’s Capital Goods sales depends substantially on the ability of management to estimate accurately the costs involved in manufacturing and implementing the relevant capital product according to the customer’s specifications. Company estimates can be adversely affected by disruptions in a customer’s plans or operations and unforeseen events, such as manufacturing defects. Failure to accurately estimate the Company’s cost of Capital Goods sales can adversely affect the profitability of those sales, and the Company may not be able to recover lost profits through pricing or other actions.

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

     The manufacturing of the Company’s products is dependent on an adequate supply of raw materials. The Company’s ability to maintain an adequate supply of raw materials could be impacted by the availability and price of those raw materials and related commodities and maintaining relationships with key suppliers.

The Company’s future growth depends on new products and new technology innovation.

     The Company’s future growth depends in part on maintaining its competitive advantage with current products in new and existing markets, as well as its ability to develop new products and technologies to serve such markets. To the extent that competitors develop competitive products and technologies, or new products or technologies which achieve higher customer satisfaction, the Company’s business prospects could be adversely impacted. In addition, regulatory approvals for new products or technologies may apply in some cases, which approvals may not be realized in a timely or cost effective manner, adversely impacting the Company’s business prospects.

The Company is subject to significant regulatory obligations.

     The Company’s operations are subject to a broad array of regulatory requirements globally. In particular, a number of its Life Science business units must satisfy domestic and international standards in the medical, biopharmaceuticals and other health sciences areas involving products and technologies which impact human health and safety. To a lesser degree, some of its Industrial operations must meet governmental requirements in terms of contracting, financial accounting standards, product testing and reporting. There are also business operations which produce products regulated by import/export regulations because their actual or potential use is considered sensitive and involves substantial licensing and record-keeping obligations. Last, given the Company’s substantial operations and sales abroad, there are risks associated with doing business in foreign countries particularly in connection with governmental sales, notably the risk of non-compliance with U.S. or local anti-corruption regulations. Failure to meet one or more of these various regulatory obligations could have adverse consequences in the event of material non-compliance.

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

     Additionally, the Company’s ability to most effectively implement its business plans in a rapidly evolving market requires effective planning, reporting and analytical processes and systems. The Company is improving and expects that it will need to continue to improve and further integrate its IT systems, reporting systems and operating procedures on an ongoing basis. If the Company fails to do so effectively, it could adversely affect the Company’s ability to achieve its objectives.

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
     The Company operates in numerous countries and is subject to taxation in all of the countries in which it operates. The tax rules and regulations in such countries can be complex and, in many cases, uncertain in their application. In addition to challenges to the Company’s tax positions arising during routine audits, disputes can arise with the taxing authorities over the interpretation or application of certain rules to the Company’s business conducted within the country involved and with respect to intercompany transactions when the parties are taxed in different jurisdictions. Pending proceedings to which the Company is subject include ongoing audits of the Company’s tax returns for some of the periods affected by the restatement, and the Company cannot predict the timing or outcome of the completion of those audits, which could result in the imposition of additional taxes. See “Litigation and regulatory inquiries associated with the restatement of the Company’s prior period financial statements could result in substantial costs, penalties and other adverse effects” risk factor below.

Fluctuations in foreign currency exchange rates and interest rates may materially affect operating results.

     In fiscal year 2011, the Company derived 69% of sales from outside the U.S. Although sales and expenditures outside the U.S. with third parties are typically made in the local currencies of those countries providing a natural hedge against fluctuations in foreign currency rates, the company retains significant exposure to the value of foreign currencies relative to the U.S. dollar and the currencies of inter-company trading partners. Accordingly, operating results may be materially affected by changes in foreign currency rates. The primary foreign currency exposures relate to adverse changes in the following currency pairs: U.S. dollar to the Euro, the British Pound, the Japanese Yen, the Australian Dollar, the Canadian Dollar, the Swiss Franc and the Singapore Dollar, as well as adverse changes in the relationship of the Pound to the Euro.

     The Company’s debt portfolio was approximately 30% variable rate and cash and cash equivalents was 100% variable rate at July 31, 2011. Pension obligations, and attendant pension expense, are recognized on a discounted basis using long-term interest rates. Accordingly, fluctuations in short and long-term interest rates may also materially affect operating results.

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

     The Company has been pursuing a number of longstanding cost reduction and gross margin improvement initiatives. Unexpected delays or other factors affecting the Company’s execution of these initiatives could impact the Company’s ability to realize the anticipated savings and to improve its financial performance.

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

     Substantial costs may be incurred to defend and resolve regulatory proceedings and litigation arising out of or relating to matters underlying the Company’s restatement of prior period financial statements as described in its Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). These proceedings included investigations by the SEC and the Department of Justice, which have been inactive since fiscal year 2010, securities class action lawsuits and derivative lawsuits seeking relief against certain of the Company’s officers and directors. The governmental proceedings could also result in civil or criminal fines and other non-monetary penalties.

     The Company has substantial D&O insurance coverage with insurance companies having an A.M. Best rating of A or better. The Company cannot predict whether all possible monetary losses it ultimately experiences in the proceedings will be covered by insurance or whether insurance proceeds recovered will be sufficient to offset such losses. However, based on the Company’s current assessment of the ultimate resolution of these matters, appropriate contingent liabilities and related insurance recoveries of an equal amount have been reflected in the consolidated financials statements as of July 31, 2011. Pending civil, regulatory and criminal proceedings may also divert the efforts and attention of the Company’s management from business operations, particularly if adverse developments are experienced in any of them, such as an expansion of the investigations being conducted by the SEC and the Department of Justice. See Part I – Item 3. – Legal Proceedings, for further discussion of these pending matters. The Company is also subject to the ongoing audits of the Company’s tax returns for some of the periods affected by the restatement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

     The Company’s primary facilities (i.e., facilities with square footage in excess of 25,000 square feet), which support its Life Sciences, Industrial and Corporate/Shared Services Groups, are comprised of facilities whose principal activities related to manufacturing, laboratories for research & development and validation, warehousing, and selling, marketing and administration, which in the opinion of management are suitable and adequate to meet the Company’s requirements:

Location	Owned (Square Footage)	Leased (Square Footage)	Total (Square Footage)
Western Hemisphere	2,109,000	609,000	2,718,000
Europe	1,871,000	122,000	1,993,000
Asia	122,000	645,000	767,000
Total	4,102,000	1,376,000	5,478,000

ITEM 3. LEGAL PROCEEDINGS.

Federal Securities Class Actions:

     Four putative class action lawsuits were filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K. These lawsuits were filed between August 14, 2007 and October 11, 2007 in the U.S. District Court for the Eastern District of New York. By Order dated May 28, 2008, the Court consolidated the cases under the caption “In re Pall Corp,” No. 07-CV-3359 (E.D.N.Y.) (JS) (ARL), appointed a lead plaintiff and ordered that the lead plaintiff file a consolidated amended complaint. The lead plaintiff filed its consolidated amended complaint on August 4, 2008. The lead plaintiff seeks to act as representative for a class consisting of purchasers of the Company’s stock between April 20, 2007, and August 2, 2007, inclusive. The consolidated amended complaint names the Company and its current chief executive officer and chief financial officer as defendants and alleges violations of Section 10(b) and 20(a) of the Exchange Act, as amended, and Rule 10b-5 promulgated by the Securities and Exchange Commission. It alleges that the defendants violated these provisions of the federal securities laws by issuing materially false and misleading public statements about the Company’s financial results and financial statements, including the Company’s income tax liability, effective tax rate, internal controls and accounting practices. The plaintiffs seek unspecified compensatory damages, costs and expenses. The Company moved to dismiss the consolidated amended complaint on September 19, 2008, and filed its reply brief to the lead plaintiff’s opposition to the Company’s motion to dismiss on December 2, 2008. By Memorandum and Order dated September 21, 2009, the Court denied the Company’s motion to dismiss the consolidated amended complaint and granted the lead plaintiff leave to amend the consolidated amended complaint by filing a second amended complaint. On October 9, 2009, the Company moved for certification for interlocutory appeal, and the Court denied the motion by Memorandum and Order entered November 25, 2009. During the fiscal year ended July 31, 2011, discovery resumed and is currently expected to be complete by December 31, 2011. The lead plaintiff has requested that the court extend the discovery period into 2012.

Shareholder Derivative Lawsuits:

     On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County, relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K. These actions purported to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs alleged that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006 and the first three quarters of fiscal year 2007. The complaints sought unspecified compensatory damages on behalf of the Company, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints for failure to make a demand upon the Company’s board of directors, which motions were granted on April 30 and May 2, 2008. On September 19, 2008, the same two plaintiffs filed a derivative lawsuit in New York Supreme Court, Nassau County, which was served on the Company on September 26, 2008 (the “Saxton Derivative”). This action purports to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter. In addition, the plaintiffs allege that the board’s refusal of their demand to commence an action against the defendants was not made in good faith. The plaintiffs and the Company agreed to stay this proceeding pending resolution of the Company’s motion to dismiss in the federal securities class action lawsuit related to the tax matter after which resolution the plaintiffs and the Company agreed to confer about a schedule for the defendants’ time to answer or otherwise respond to the complaint.

     On September 21, 2009, the United States District Court for the Eastern District of New York denied the Company’s motion to dismiss the consolidated amended complaint in the federal securities class action lawsuit. On October 9, 2009, the Company moved for certification for interlocutory appeal in the federal securities class action lawsuit, and the Court denied the motion by Memorandum and Order entered November 25, 2009. The Saxton Derivative is no longer stayed.

     On January 10, 2008, a third shareholder filed a derivative lawsuit in the U.S. District Court for the Eastern District of New York. That action, which purported to bring claims on behalf of the Company, alleged breaches of fiduciary duty, unjust enrichment, and insider selling and misappropriation of information by certain directors and officers of the Company.  On March 10, 2008, the defendants moved to dismiss on the grounds that the complaint failed to establish that federal subject matter existed over the action. The plaintiff subsequently voluntarily dismissed the action without prejudice.

     On November 13, 2008, a fourth shareholder filed a derivative lawsuit in New York Supreme Court, Nassau County, against certain current and former directors and officers of the Company, and against the Company, as nominal defendant, which was served on the Company on December 4, 2008 (the “Hoadley Derivative”). The Hoadley Derivative action purports to bring similar claims as the Saxton Derivative. The plaintiffs and the Company have agreed to an identical stay as in the Saxton Derivative. The action is no longer stayed.

     On January 28, 2011, an additional shareholder filed a derivative lawsuit in New York Supreme Court, Nassau County, against certain current and former directors and officers of the Company, and against the Company as nominal defendant (the “Nadoff Derivative”). The action purports to bring claims on behalf of the Company similar to those alleged in the Saxton and Hoadley Derivative actions. The complaint seeks damages, together with various injunctive and declaratory relief. On March 30, 2011, the defendants moved to dismiss or, in the alternative, to stay the last-filed Nadoff derivative action. That motion has been adjourned.

Other Proceedings:

     The SEC and U.S. Attorney’s Office for the Eastern District of New York conducted investigations in connection with the tax matter described above in fiscal years 2008 and 2009. The Company cooperated with these investigations. Since fiscal year 2010, these proceedings have been inactive.

Environmental Matters:

     The Company has environmental matters, discussed below, at the following three U.S. sites: Ann Arbor, Michigan; Pinellas Park, Florida and Glen Cove, New York.

     The Company’s balance sheet at July 31, 2011 contains environmental liabilities of $15,286,000 which relate to the items discussed below. In the opinion of Company management, the Company is in substantial compliance with applicable environmental laws and regulatory orders and its accruals for environmental remediation are adequate at this time.

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

     By letter dated June 15, 2007, the Michigan Department of Environmental Quality (“MDEQ”) claimed Gelman was in violation of the Consent Judgment and related work plans due to its failure to operate a groundwater extraction well in the Evergreen Subdivision at the approved minimum purge rate. The MDEQ sought to assess stipulated penalties. Gelman filed a Petition for Dispute Resolution with the Court on July 6, 2007 contesting these penalties. Prior to the hearing on Gelman’s petition, the parties met and the MDEQ agreed to waive these penalties in exchange for Gelman’s agreement to perform additional investigations in the area. The Court entered a Stipulated Order to this effect on August 7, 2007. Since then, Gelman has installed several monitoring wells requested by the State. Representatives of Gelman and the State met on December 10, 2007 to discuss the data obtained from these wells and to plan further investigative activities. On April 15, 2008, Gelman submitted two reports summarizing the results of the investigation to date. Gelman also submitted a “capture zone analysis” that confirmed that Gelman was achieving the cleanup objective for the Evergreen Subdivision system. On June 23, 2008, the State provided its response to these reports. The response also addressed outstanding issues regarding several other areas of the site. In its response, the State asked the Company to undertake additional investigation in the Evergreen Subdivision area and in other areas of the site to more fully delineate the extent of contamination. The State also asked the Company to capture additional contaminated groundwater in the Wagner Road area, near the Gelman property, unless the Company can show that it is not feasible to do so. Gelman proposed to the MDEQ several modifications to the Consent Judgment on August 1, 2008 and met with the MDEQ to discuss these modifications (and other outstanding issues) on September 15, 2008. The parties agreed that Gelman would prepare and submit to the MDEQ an outline for modifications to the existing Consent Judgment (and Administrative Orders) by October 15, 2008 and that the parties would meet thereafter to discuss. On April 29, 2009, the Court issued an order that sets forth a schedule for the various steps that must be taken to implement agreed upon modifications to the cleanup program. Pursuant to that schedule, the Company submitted its Comprehensive Proposal to Modify Cleanup Program (the “Proposal”) to the State on May 4, 2009. On June 15, 2009, the State refused to approve the Company’s Proposal. Pursuant to the Court-imposed schedule, the Company filed pleadings identifying areas of dispute and motions seeking approval of its Proposal on August 18, 2009. The MDEQ did not file any pleadings regarding the Company’s Proposal, but did file a motion to enforce the existing Consent Judgment that asks the Court to order the Company to undertake additional response activities with regard to certain portions of the site. The MDEQ’s motion does not seek monetary damages. The Court has not indicated the exact process by which it will resolve these disputes.

     The State and the Company have met several times during fiscal year 2010 and in fiscal year 2011 in order to resolve the outstanding disputes. After almost two years of working with the MDEQ to revise the cleanup program, the Washtenaw County Circuit Court approved the third amendment to the Consent Judgment on March 8, 2011.

     The reserve established at the end of fiscal year 2010 for the revised global remediation plan contemplated a start date of remediation under the new plan of January 1, 2011, which was then delayed until May 2011. During the fiscal year ended July 31, 2011, $3,817,000 was added to the reserve to reflect the current assessment of the future costs of the final remediation plan. Based on the known situation, Company management has concluded that the current remediation reserve of $10,692,000 at July 31, 2011 is appropriate.

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

     Pursuant to FDEP requirements, the Company installed additional on-site and off-site monitoring wells during fiscal years 2006 through 2009. Additional monitoring wells were installed in fiscal year 2010 and monitoring results provided to the FDEP. Once the delineation has been declared complete by FDEP, the Company will complete and submit a Site Assessment Report (“SAR”) Addendum, summarizing the soil and groundwater contamination, delineation and remediation. The primary obstacle for finalizing the SAR is gaining agency agreement that delineation of contamination is complete. Additional delineation work was performed during fiscal year 2011 and additional investigation is scheduled to be performed in September 2011 and October 2011.

     The path forward for site closure includes three primary components: (1) finalizing the SAR; targeted for early fiscal year 2012, (2) completing ISRP activities; activities are expected to continue throughout fiscal year 2012 to meet the FDEP source control requirements, and (3) preparing a RAP for agency approval; this task cannot be performed until FDEP approves the SAR. The RAP is expected to be completed early-mid fiscal year 2012.

     The ongoing remediation at the site is scheduled to satisfy site closure requirements, which include (1) no free product contaminants, (2) shrinking or stable plumes, and (3) prevention of future exposure of the public or environment. The RAP is contemplated to include a remedy designated as Risk Management Option III (RMO III) which allows off site contamination to naturally attenuate to concentrations determined by FDEP to be safe to humans and the environment. The RMO III requires land use restrictions for those properties on which the natural attenuation process occurs. The FDEP has agreed with the RMO III closure approach. The Company has secured restrictive covenants for the three properties immediate, down gradient and continues negotiation of additional restrictive covenants with the owners of two additional down gradient properties. A local law firm is assisting Company management during negotiations with the owners of adjacent properties regarding the restrictive covenants.

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

     The Company met with NYSDEC representatives on April 12, 2007 to discuss a possible settlement of liability for OU-1 and for the contamination in the deep groundwater zone, termed OU-2. NYSDEC would not agree to settle OU-2 because a remedial investigation has not been completed. After numerous settlement discussions, the Company and NYSDEC executed on September 23, 2009 a Consent Decree settling liability for OU-1. On October 23, 2009, the Consent Decree was entered by the clerk of the United States District Court for the Eastern District of New York and became effective. Pursuant to the Consent Decree, the Company paid on November 19, 2009 $2,000,000 (which was previously accrued) in exchange for a broad release of OU-1 claims and liability. Claims and losses arising out of or in connection with OU-2 or any damages to the State’s natural resources are excluded from the settlement. The ROD for OU-2 has been deferred by NYSDEC until additional data is available to delineate contamination and select an appropriate remedy. NYSDEC requested that the Company and Photocircuits enter into a joint Order on Consent for the remedial investigation. Photocircuits was not willing to enter into an Order and the Company was informed by NYSDEC that it would undertake the OU-2 investigation at the Photocircuits property. Photocircuits filed for Chapter 11 bankruptcy in October 2005 and, in or about March 2006, the assets of Photocircuits’ Glen Cove facility were sold to American Pacific Financial Corporation (“AMPAC”). AMPAC operated the facility under the Photocircuits name, but closed it on or about April 15, 2007. A Final Decree and Order closing Photocircuits’ Chapter 11 bankruptcy case was entered by the U.S. Bankruptcy Court on September 16, 2009 and no distributions were made to general unsecured creditors, which included the Company.

     In July 2007, NYSDEC commenced the OU-2 investigation at both the Photocircuits and Pall sites. The Company has retained an engineering consultant to oversee NYSDEC’s OU-2 work. NYSDEC's OU-2 investigation is ongoing.

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

						Cash Dividends
		2011		2010		Declared Per Share
Price per share		High	Low	High	Low	2011	2010
Quarter:	First	$44.65	$33.72	$34.54	$28.69	$0.160	$0.145
	Second	55.47	42.40	37.85	31.06	0.175	0.160
	Third	59.50	52.35	41.82	33.21	0.175	0.160
	Fourth	58.83	49.49	39.99	31.84	0.175	0.160

     As of September 22, 2011 there were approximately 2,980 holders of record of the Company’s common stock. Dividends are paid when, as and if declared by the board of directors of the Company.

     PERFORMANCE GRAPH

     The following graph compares the annual change in the cumulative total return on the Company’s common stock during the Company’s last five fiscal years with the annual change in the cumulative total return of the Standard & Poor’s Composite-500 Index and the Standard & Poor’s Industrial Machinery Index (which includes the Company). The graph assumes an investment of $100 on July 31, 2006 (the last trading day of the Company’s fiscal year 2006) and the reinvestment of all dividends paid during the last five fiscal years.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Pall Corporation, the S&P 500 Index
and the S&P Industrial Machinery Index

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	31-Jul-06	31-Jul-07	31-Jul-08	31-Jul-09	30-Jul-10	29-Jul-11
Pall Corporation	$100	$161	$159	$120	$156	$205
S&P 500	$100	$116	$103	$83	$94	$113
S&P Industrial Machinery	$100	$129	$118	$91	$119	$144

     The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of the Company’s common stock during the quarter ended July 31, 2011.

	(In thousands, except per share data)
			Total Number of	Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number		Part of Publicly	that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
May 1, 2011 to May 31, 2011	–	$–	–	$288,420
June 1, 2011 to June 30, 2011	736	53.81	736	248,837
July 1, 2011 to July 31, 2011	846	54.13	846	203,037

Total	1,582	$53.98	1,582

(1)	On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. Total repurchases in fiscal year 2011 were 2,867 shares at an aggregate cost of $149,907, with an average price per share of $52.29. The aggregate cost of repurchases in fiscal years 2010 and 2009 was $99,999 (2,720 shares at an average price per share of $36.76) and $96,439 (3,347 shares at an average price per share of $28.81), respectively. As of July 31, 2011, $203,037 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

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

(In millions, except per share data)	2011	2010	2009	2008		2007
RESULTS FOR THE YEAR:

Net sales	$2,740.9	$2,401.9	$2,329.2	$2,571.6		$2,249.9
Cost of sales	1,368.4	1,195.8	1,228.5	1,360.8		1,190.5
Gross profit	1,372.5	1,206.1	1,100.7	1,210.8		1,059.4
Selling, general and administrative expenses	813.5	739.9	699.9	749.5		675.0
Research and development	86.8	75.0	71.2	71.6		62.4
Restructuring and other charges, net	33.8	17.7	30.7	31.5		22.4
Interest expense, net (a)	18.9	14.3	28.1	32.6		39.1
Loss on extinguishment of debt (a)	–	31.5	–	–		–
Earnings before income taxes	419.5	327.7	270.8	325.6		260.5
Provision for income taxes	104.0	86.5	75.2	108.3		133.0	(c)
Net earnings	$315.5	$241.2	$195.6	$217.3		$127.5
Earnings per share:
Basic	$2.71	$2.05	$1.65	$1.77		$1.04
Diluted	$2.67	$2.03	$1.64	$1.76		$1.02
Dividends declared per share	$0.685	$0.625	$0.565	$0.62		$0.35

Capital expenditures	$160.8	$136.3	$133.0	$123.9		$97.8
Depreciation and amortization of long-lived assets	$98.1	$93.6	$89.4	$93.2		$94.0

YEAR-END POSITION:
Working capital	$1,019.2	$1,065.6	$853.1	$1,085.7	(b)	$774.2
Property, plant and equipment	794.6	706.4	681.7	663.0		607.9
Total assets	3,232.4	2,999.2	2,840.8	2,956.7		2,708.8
Long-term debt, net of current portion	492.0	741.4	577.7	747.1		591.6
Total liabilities	1,742.6	1,816.9	1,726.2	1,817.5		1,648.2
Stockholders’ equity	1,489.8	1,182.3	1,114.6	1,139.2		1,060.6

a)	Refer to Note 8, Notes Payable and Long-term Debt, to the accompanying consolidated financial statements.

b)	Non-cash working capital at July 31, 2008 has been impacted by the adoption of accounting guidance issued by the Financial Accounting Standards Board (“FASB”), regarding accounting for uncertainty in income taxes. Consistent with the provisions of this guidance, the Company has reclassified certain tax related assets and liabilities from current to non-current. Such reclassifications had the effect of increasing non-cash working capital at July 31, 2008 by approximately $137.0.

c)	Provision for income taxes in fiscal year 2007 includes a charge of $40.0 for the net tax cost of the repatriation of approximately $160.0 of foreign earnings and a change in estimate in fiscal year 2007 of certain income tax reserves.

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

     The Company performs impairment testing for goodwill at least annually during the Company’s fiscal third quarter, or more frequently if certain events or circumstances indicate impairment might have occurred. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. The Company’s two reportable operating segments, Life Sciences and Industrial, are also deemed to be its reporting units for purposes of testing goodwill for impairment. In the first step, the overall fair value for the reporting unit is compared to its book value including goodwill. In the event that the overall fair value of the reporting unit was determined to be less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the overall fair value of the reporting unit and the fair value of the net identifiable assets. If the implied fair value of the goodwill is less than its book value, the difference is recognized as an impairment loss.

     The Company completed its annual goodwill impairment tests as of March 1, 2011 and March 1, 2010. The estimated fair values of both the Life Sciences and Industrial reporting units substantially exceeded the carrying values of these reporting units, and as such, step two was not performed.

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

     The minimum and median market multiples used in the fiscal year 2011 impairment testing ranged from 1.4 to 2.6 times revenue, 7.0 to 14.8 times EBIT and 6.5 to 10.6 times EBITDA. The minimum and median market multiples used in the fiscal year 2010 impairment testing ranged from 0.9 to 3.3 times revenue, 12.6 to 19.7 times EBIT and 9.1 to 11.8 times EBITDA. To further substantiate the reasonableness of the fair value of its reporting units, the Company compares enterprise value (outstanding shares multiplied by the closing market price per share, plus debt, less cash and cash equivalents) to the aggregate fair value of its reporting units.

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

     For contracts accounted for under the percentage of completion method, revenue recognition is based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses.

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

     Pension expense associated with the Company’s defined benefit plans was $37,133 in fiscal year 2011, which was based on a weighted average discount rate of 5.10% (calculated using the projected benefit obligation) and a weighted average expected long-term rate of return on plan assets of 6.13% (calculated using the fair value of plan assets).

     The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. If the expected long-term rate of return on plan assets was reduced by 50 basis points, pension expense in fiscal year 2011 would have increased approximately $1,900.

     The objective of the discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. The Company’s methodology for selecting the discount rate for the U.S. plans as of July 31, 2011 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. This is under the premise that cash flows for benefits due in a particular year can be theoretically “settled” by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The discount rate assumption for non-U.S. plans reflects the market rate for high-quality, fixed-income debt instruments. Both discount rate assumptions are based on the expected duration of benefit payments for each of the Company’s pension plans as of the annual measurement date and is subject to change each year. If the weighted average discount rate was reduced by 50 basis points, pension expense in fiscal year 2011 would have increased by approximately $2,700.

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

Results of Operations 2011 Compared with 2010

Review of Consolidated Results
     Sales in fiscal year 2011 increased 14.1% to $2.7 billion from $2.4 billion in fiscal year 2010. Exchange rates used to translate foreign subsidiary results into U.S. Dollars increased reported sales by $76,328, primarily due to the weakening of the U.S. Dollar against various Asian currencies (the Japanese Yen (“JPY”), Australian Dollar, Chinese Renminbi and Singapore Dollar) and European currencies (the Swiss Franc, Euro and British Pound). In local currency, sales increased 10.9%. Increased pricing contributed $14,122 to overall sales in the year, primarily attributable to an improvement in Life Sciences.

     Life Sciences segment sales increased 11.0% (in local currency) reflecting growth in all three of its markets, with sales in the BioPharmaceuticals market particularly strong. Industrial segment sales increased 10.9% (in local currency) reflecting strong growth in all three of its markets. Overall consumable filtration products and appurtenant hardware sales increased 9.6% (in local currency) reflecting growth of over 9% in both Life Sciences and Industrial. Overall systems sales increased 21.7% (in local currency) reflecting double-digit growth in both the Life Sciences and Industrial segments. Systems sales represented 12.5% of total sales in fiscal year 2011 compared to 11.3% in fiscal year 2010. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

     Gross margin in fiscal year 2011 decreased slightly to 50.1% from 50.2% in fiscal year 2010. This reflects a decrease in gross margin in the Industrial segment of 40 basis points partly offset by a slight improvement in the Life Sciences segment of 10 basis points. For a detailed discussion of the factors impacting gross margin by segment, refer to the section “Review of Operating Segments” below.

     Selling, general and administrative (“SG&A”) expenses in fiscal year 2011 increased by $73,510, or 9.9% (an increase of $54,256, or 7.3%, in local currency). This increase is reflected in both segments and the Corporate Services Group. Selling expenses in local currency increased approximately 10%, while general and administrative (“G&A”) expenses increased about 4.5%. In addition to inflationary increases in payroll and related costs affecting both selling and G&A expenses, the overall increase in SG&A (in local currency) primarily reflects:
  increased spending on sales and marketing in three key areas:
➢
geographic expansion in Latin America, Middle East and Asia, principally impacting Industrial and to a lesser extent, Life Sciences, and costs incurred for changes in sales channels from distribution to direct, primarily impacting Life Sciences,

➢	variable compensation costs reflecting increases in commissionable systems sales and the strength of each segment’s performance, and

➢	marketing and advertising costs, impacting both segments
  investments in information technology, impacting both segments,

  costs related to the establishment of the European headquarters in Switzerland, impacting both Life Sciences and Industrial, and the Asian headquarters in Singapore, primarily impacting Industrial,

  incremental costs related to a biotechnology company that was acquired late in the second quarter of fiscal year 2010, and performance related compensation costs as well as certain governance related costs, impacting the Corporate Services Group.

     As a percentage of sales, SG&A expenses were 29.7% compared to 30.8% in fiscal year 2010. The decline in SG&A expenses as a percentage of sales reflects the leverage of an increasing sales base combined with control of G&A spending, partly offset by the increase in spending in key areas as discussed above. As a percentage of sales, G&A expenses were 12.5% compared to 13.5% in fiscal year 2010. For a detailed discussion of SG&A by business, refer to the section “Review of Operating Segments” below.

     Research and development (“R&D”) expenses were $86,805 in fiscal year 2011 compared to $74,944 in fiscal year 2010, an increase of $11,861, or 15.8% ($11,378, or 15.2% in local currency). The increase in R&D expenses reflects increased spending in both segments. As a percentage of sales, R&D expenses were 3.2% compared to 3.1% in fiscal year 2010. For a detailed discussion of R&D by business, refer to the section “Review of Operating Segments” below.

     In fiscal year 2011, the Company recorded restructuring and other charges (“ROTC”) of $33,841 primarily comprised of severance, an asset impairment charge, professional fees and other costs related to the Company’s cost reduction initiatives. Furthermore, ROTC includes costs related to certain employment contract obligations and an increase to previously established environmental reserves. These costs were partly offset by the receipt of insurance claim payments. The severance costs and asset impairment charges recorded in fiscal year 2011 relate to the planned closure of certain manufacturing activities.

     In fiscal year 2010, the Company recorded ROTC of $17,664. This was primarily comprised of severance, professional fees and other costs related to the Company’s on-going cost reduction initiatives and an increase to previously established environmental reserves. These costs were also partly offset by the receipt of insurance claim payments.

     The details of ROTC for the years ended July 31, 2011 and July 31, 2010 as well as the activity related to restructuring liabilities that were recorded in those years can be found in Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.

     Earnings before interest and income taxes (“EBIT”) were $438,425 in fiscal year 2011, an increase of 28.2% compared to $342,045 in fiscal year 2010. The impact of foreign currency translation increased EBIT by approximately $21,920, or 6.4% in fiscal year 2011. As a percentage of sales, EBIT were 16.0% compared to 14.2% in fiscal year 2010.

     Net interest expense in fiscal year 2011 was $18,903 compared to $14,324 in fiscal year 2010. Net interest expense in fiscal year 2011 reflects the net reversal of $6,184 of accrued interest primarily related to the resolution of U.S. tax audits, partially offset by an interest accrual related to foreign tax matters. Net interest expense in fiscal year 2010 reflects the reversal of $11,780 of accrued interest primarily related to the resolution of foreign tax audits and expiring statutes of limitation for assessment related to uncertain tax positions. Excluding these items, net interest expense decreased $1,017 compared to fiscal year 2010.

     The effective tax rate for fiscal year 2011 was 24.8% as compared to 26.4% for fiscal year 2010. The effective tax rate for fiscal year 2011 reflects a tax benefit from the resolution of a U.S. tax audit partly offset by tax costs associated with the repatriation of foreign earnings and the establishment of the Company’s Asian headquarters in Singapore. The effective tax rate for fiscal year 2010 reflects tax benefits from the resolution of foreign tax audits and expiring foreign statutes of limitation for assessment related to uncertain tax positions partly offset by a tax charge primarily related to tax costs associated with the establishment of the Company’s European headquarters. Excluding these items, the impacts of ROTC discussed above and debt extinguishment costs discussed below, the effective tax rate for fiscal year 2011 and 2010 would have been 26.7% and 31.0%, respectively. This decrease reflects tax benefits associated with the establishment of the Company’s European headquarters.

     In May 2011, the Internal Revenue Service ("IRS") concluded its audits of fiscal years 1999 through 2005, including the matter previously disclosed for those years in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K. In closing the audit, the IRS did not assess any penalties. As a result, the Company reversed $22,829 of previously recorded liabilities related to tax and penalties that were accrued but not assessed. Additionally, the Company will not make any further cash payments to the IRS or receive any refunds with respect to these matters.

     Net earnings in fiscal year 2011 were $315,496, or $2.67 per share, compared with net earnings of $241,248, or $2.03 in fiscal year 2010. Company management estimates that foreign currency translation increased earnings per share by 13 cents in fiscal year 2011.

Review of Operating Segments
     The following table presents sales and segment profit by business segment, reconciled to earnings before income taxes, for the fiscal years ended July 31, 2011 and July 31, 2010.

		%		%	%
	2011	Margin	2010	Margin	Change
SALES:
Life Sciences	$1,407,863		$1,237,835		13.7
Industrial	1,333,053		1,164,097		14.5
Total	$2,740,916		$2,401,932		14.1
SEGMENT PROFIT:
Life Sciences	$337,600	24.0	$280,089	22.6	20.5
Industrial	195,791	14.7	164,544	14.1	19.0
Total segment profit	533,391	19.5	444,633	18.5	20.0
Corporate Services Group	61,125		53,411		14.4
Operating Profit	472,266	17.2	391,222	16.3	20.7
ROTC, net	33,841		17,664
Interest expense, net	18,903		14,324
Loss on extinguishment of debt	--		31,513
Earnings before income taxes	$419,522		$327,721

     Life Sciences:

     Presented below are Summary Statements of Segment Profit for the Life Sciences segment for the fiscal years ended July 31, 2011 and July 31, 2010:

		% of		% of	%
	2011	Sales	2010	Sales	Change
Sales	$1,407,863		$1,237,835		13.7
Cost of sales	646,502	45.9	569,097	46.0	13.6
Gross margin	761,361	54.1	668,738	54.0	13.9
SG&A	368,408	26.2	340,628	27.5	8.2
R&D	55,353	3.9	48,021	3.9	15.3
Segment profit	$337,600	24.0	$280,089	22.6	20.5

     The tables below present sales by market and geography within the Life Sciences segment for the fiscal years ended July 31, 2011 and July 31, 2010, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	2011	2010	Change	Impact	Currency
By Market
BioPharmaceuticals	$738,010	$620,279	19.0	$20,688	15.6
Medical	424,268	399,507	6.2	6,929	4.5
Food & Beverage	245,585	218,049	12.6	6,556	9.6
Total Life Sciences	$1,407,863	$1,237,835	13.7	$34,173	11.0

By Geography
Western Hemisphere	$482,619	$430,285	12.2	$1,045	11.9
Europe	665,093	595,719	11.6	14,177	9.3
Asia	260,151	211,831	22.8	18,951	13.9
Total Life Sciences	$1,407,863	$1,237,835	13.7	$34,173	11.0

     Life Sciences segment sales increased 11.0% in fiscal year 2011 compared to fiscal year 2010. The increase in sales reflects growth in consumables and systems sales of 9.9% and 26.0%, respectively.

     Increased pricing (primarily in the BioPharmaceuticals market) contributed $10,980, or about 1%, to consumables sales growth in the year and the volume related consumables sales increase was about 8.9%. Systems sales represented 7.9% of total Life Sciences sales in fiscal year 2011 compared to 6.9% in fiscal year 2010. Life Sciences sales represented approximately 51% of total Company sales compared to 52%, in fiscal year 2010.

Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory), and represented about 52% of total Life Sciences sales, increased 15.6%. The sales results by the submarkets that comprise BioPharmaceuticals are discussed below:
  Sales in the Pharmaceuticals submarket, which represented about 45% of total Life Sciences sales, increased 16.3% compared to fiscal year 2010. Consumables sales increased 15.2%, while systems sales grew 27.4%. All three geographies reported double-digit sales growth compared to fiscal year 2010. The sales results in all geographies reflect overall growth in the marketplace as pharmaceutical manufacturers introduce new drugs and increase production levels. The biologicals drug market is strong, particularly in the biotech, vaccine and plasma sectors. Increased demand for the Company’s single-use products also contributed to the growth in the year. In addition to the above factors, the Western Hemisphere also benefited from a change in route to market from distributor sales to direct. The sales results in Asia also reflects growth in emerging markets (China and India) and strong sales growth in Korea, Singapore (as customer factories built in the last two years ramp up production) and Japan. Sales growth in Asia has also been favorably impacted, as drug producers in China move towards adopting Federal Drug Administration manufacturing standards to facilitate exporting their products to the U.S. and Europe.

  Sales in the Laboratory submarket, which represented less than 10% of Life Sciences sales, grew 12.2%, with all geographies contributing. The growth in this submarket was driven by increased end-user demand fueled by underlying growth in the pharmaceutical marketplace. Emerging markets in Asia, particularly China and India, also contributed to the growth year over year.
Sales in the Medical market, which is comprised of blood filtration product sales and other infection and patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, and represented about 30% of total Life Sciences sales, increased 4.5% in fiscal year 2011 compared to fiscal year 2010.
  Sales of blood filtration products, which represented approximately 17% of total Life Sciences sales, increased 2.2% reflecting increased sales in the Western Hemisphere, the Company’s largest blood filtration region, as well as growth in Europe. The growth in blood filtration sales in the Western Hemisphere was driven by the U.S. and was achieved despite a drop in blood collections, reflecting new product conversions at certain customers and increased sales to independent blood centers. The growth in Europe was primarily driven by the award of a new blood center tender in the U.K. as well as increases in Germany and Spain, partly offset by the impact of pricing pressure in parts of the region which caused the Company to rationalize some blood filtration business.

  OEM sales, which represented less than 10% of total Life Sciences sales, grew 10.0% primarily driven by increased IV filter sales in the Western Hemisphere (in the U.S.) and Europe. Regulatory requirements in the U.S. are driving an increase in intravenous filter (“IV”) sales in the Western Hemisphere, while growth in Europe primarily reflects increased sales in U.K., Germany and France fueled by increased end-user demand.

  Sales to Hospitals, which represented less than 10% of total Life Sciences sales, increased 5.2%, with all geographies contributing. The growth year over year primarily reflects an increase in Pall-AquasafeTM water filter sales in the Western Hemisphere and Europe. The growth in Europe principally reflects a large one-time sale to a hospital partly offset by the impact of competitive pricing pressure in the region.
Sales in the Food & Beverage market, which represented about 18% of total Life Sciences sales, increased 9.6% reflecting growth in all three geographies. Consumables sales increased 6.1%, while systems sales increased 24.3%. The overall sales increase in the year was primarily driven by improved market conditions, new market applications and products in food contact compliance and beer stabilization as well as growth in emerging markets in Asia (primarily China and India) as well as in various countries in Eastern Europe.

     Life Sciences gross margin in fiscal year 2011 increased 10 basis points to 54.1% from 54.0% in fiscal year 2010. The increase in gross margin in the year reflects the following factors:
  unfavorable absorption of manufacturing overhead as inventory levels were adjusted and certain inventory-related charges, which in the aggregate reduced gross margin by an estimated 110-130 basis points, cost savings, which outpaced inflation, and the benefit of exchange rates on foreign currency denominated sourced goods primarily in the Euro-zone, increased gross margin by an estimated 90-110 basis points, and favorable pricing, which increased gross margin by an estimated 20-40 basis points.

     SG&A expenses in fiscal year 2011, increased by $27,780, or 8.2% (an increase of $19,758, or 5.8% in local currency) compared to fiscal year 2010. Selling expenses in local currency increased close to 10%, while G&A expenses were up slightly. In addition to inflation in payroll costs that impacted both selling and G&A expenses, the increase in SG&A (in local currency) principally reflects increased spending on sales and marketing, investments in information technology, costs related to the establishment of the European headquarters and incremental costs related to a biotechnology company acquired in fiscal year 2010, as discussed in the Review of Consolidated Results above. SG&A as a percentage of sales decreased to 26.2% from 27.5% in fiscal year 2010. The decrease in SG&A as a percentage of sales reflects the leverage of the increase in sales combined with control of G&A spending, partly offset by the increase in spending in key areas as discussed above. As a percentage of sales, G&A expenses were 10.0% compared to 11.1% in fiscal year 2010.

     R&D expenses in fiscal year 2011 were $55,353 compared to $48,021 in fiscal year 2010, an increase of $7,332, or 15.3% ($6,972, or 14.5% in local currency). The increase in R&D expenses reflects increased headcount as well as expenses to support projects in the Medical and BioPharmaceuticals markets. As a percentage of sales, R&D expenses were 3.9%, on par with fiscal year 2010.

     Segment profit dollars were $337,600, an increase of $57,511, or 20.5% ($44,867, or 16.0% in local currency) compared to fiscal year 2010. Segment margin improved to 24.0% from 22.6% in fiscal year 2010.

     Industrial:

     Presented below are summary Statements of Segment Profit for the Industrial segment for the fiscal years ended July 31, 2011 and July 31, 2010:

		% of		% of	%
	2011	Sales	2010	Sales	Change
Sales	$1,333,053		$1,164,097		14.5
Cost of sales	721,897	54.2	626,733	53.8	15.2
Gross margin	611,156	45.8	537,364	46.2	13.7
SG&A	383,913	28.8	345,897	29.7	11.0
R&D	31,452	2.4	26,923	2.3	16.8
Segment profit	$195,791	14.7	$164,544	14.1	19.0

     The tables below present sales by market and geography within the Industrial segment for the fiscal years ended July 31, 2011 and July 31, 2010, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	2011	2010	Change	Impact	Currency
By Market
Energy & Water	$537,307	$479,866	12.0	$15,924	8.7
Aeropower	474,972	418,203	13.6	9,450	11.3
Microelectronics	320,774	266,028	20.6	16,781	14.3
Total Industrial	$1,333,053	$1,164,097	14.5	$42,155	10.9

By Geography
Western Hemisphere	$434,490	$359,076	21.0	$1,737	20.5
Europe	389,982	350,233	11.3	6,783	9.4
Asia	508,581	454,788	11.8	33,635	4.4
Total Industrial	$1,333,053	$1,164,097	14.5	$42,155	10.9

     Industrial segment sales increased 10.9%, with all markets contributing. The increase in sales in the year reflects growth in consumables and systems sales of 9.2% and 19.7%, respectively.

     Increased pricing contributed $3,142, or less than 0.5%, to consumables sales growth in the year. Systems sales represented 17.3% of total Industrial sales in fiscal year 2011 compared to 16.0% in fiscal year 2010. Industrial sales represented approximately 49% of total Company sales in fiscal year 2011 compared to 48% in fiscal year 2010.

Sales in the Energy & Water market, which is comprised of three submarkets; Fuels & Chemicals, Municipal Water, and Power Generation, and represented about 40% of total Industrial sales, increased 8.7%. The sales results by submarket are discussed below:
  Sales in the Fuels & Chemicals submarket, which represented approximately 20% of total Industrial sales, increased 8.3% reflecting increases in the Western Hemisphere and Europe, partly offset by a decline in Asia. Consumables sales increased 7.9%, while systems sales grew 9.8%. The growth in the Western Hemisphere and Europe was driven by robust activity in the oil and gas sector and continued recovery in the chemical sector. Europe also benefited from growth in emerging markets in the Middle East. The decline in Asia primarily reflects a low level of investment activity in fiscal year 2010 that affected systems sales growth in the current year as well as weakness in the electronics-grade chemical marketplace.

  Sales in the Power Generation submarket, which represented approximately 10% of total Industrial sales, increased 9.8%. The growth was driven by Asia (mainly China), reflecting strong demand in the wind-turbine market and the Western Hemisphere, primarily driven by sales of water treatment and condensate systems to power stations in the U.S. A decrease in sales in Europe, related to overall weakness in the marketplace, particularly in the turbine OEM and fossil sectors, partly offset the above.

  Municipal Water submarket sales, which represented approximately 10% of total Industrial sales, increased 8.3%. By geography, sales in the Western Hemisphere (the Company’s largest Municipal Water region) grew 22.5%, driven by municipalities in the U.S. upgrading to membrane filtration to comply with environmental regulations. Sales in Europe increased 2.4%. Growth in Europe was hampered by a reduction in publicly funded projects (primarily in the leachate sector) due to the fiscal challenges of local governments. In Asia, the Company’s smallest Municipal Water region, sales were down about 40% related to timing of large systems projects.
     The Aeropower market is comprised of sales of air, water, lubrication, fuel and machinery and hydraulic protection products to OEM and end-user customers in Military and Commercial Aerospace as well as in the Machinery & Equipment submarkets, which consist of a grouping of producers of mobile equipment and trucks, pulp and paper, mining equipment, automotive products and metals. Sales in the Aeropower market which represented about 36% of total Industrial sales, increased 11.3%. The sales results by the submarkets that comprise Aeropower are discussed below:
  Sales in the Machinery & Equipment submarket, which represented approximately 20% of total Industrial sales, increased 16.9%, with all geographies contributing to the growth. The increase in Machinery & Equipment sales was driven by growth in the mining and primary metals sectors as well as an increase in OEM in-plant activities related to an increase in demand for manufacturing capacity. Furthermore, the Western Hemisphere and Europe benefited from an increase in sales to mobile OEM customers (construction and mining) as they increased build rates to meet demand.

  Sales to the Military Aerospace submarket, which represented less than 10% of total Industrial sales, decreased 2.6% primarily reflecting the impact of spending cutbacks by European governments. This was partly offset by an increase in the Western Hemisphere reflecting increased shipments of spares to the U.S. government.

  Sales to the Commercial Aerospace submarket, which represented less than 10% of total Industrial sales, increased 14.5%, with all geographies contributing to the growth. The growth in Commercial Aerospace sales was primarily driven by a modest increase in OEM production rates, an increase in aftermarket sales related to an increase in air miles flown and modest improvement in the business jet market.
     Microelectronics sales, which represented about 24% of total Industrial sales, increased 14.3% reflecting double-digit growth in all geographies. Growth was particularly strong in the first half of fiscal year 2011, with modest growth seen in the second half of the year. Overall, the sales growth reflects strength in the semiconductor marketplace. OEM activity was also strong globally, although some slowing was seen in the latter part of the year. Growth in the display marketplace in Asia also positively impacted revenue growth year over year, particularly in the first-half with slowing seen later in the year. Increased demand for consumer electronics, including tablets and smart phones, continue to positively impact sales growth in this market.

     Industrial gross margin decreased 40 basis points to 45.8% from 46.2% in fiscal year 2010. The decrease in gross margin reflects the impact of unfavorable mix which reduced gross margin by an estimated 170-190 basis points comprised of the following:

➢	a negative impact from an increase in systems sales, as discussed above, which typically have lower gross margins than consumables, and

➢
a negative impact from the consumables market mix, primarily in the Aeropower market and Power Generation and Fuels & Chemicals submarkets comprised of lower margin capital goods, such as hardware and other appurtenant devices to the filtration consumable product.

     This was partly offset by the impact of cost savings, including improved efficiency in manufacturing operations, which outpaced inflation, that in the aggregate increased gross margin by an estimated 130-150 basis points.

     SG&A expenses increased by $38,016, or 11.0% (an increase of $26,740, or 7.7% in local currency) compared to fiscal year 2010. Selling expenses in local currency increased close to 14%, while G&A expenses were flat. In addition to inflation in payroll costs, the increase in SG&A (in local currency) principally reflects increased spending on sales and marketing, investments in information technology and costs related to the establishment of the European and Asian headquarters as discussed in the Review of Consolidated Results. SG&A expenses as a percentage of sales decreased to 28.8% from 29.7% in fiscal year 2010. The decrease in SG&A as a percentage of sales reflects the leverage of the increase in sales combined with control of G&A spending, partly offset by the increase in spending in key areas as discussed above. As a percentage of sales, G&A expenses were 10.9% compared to 12.2% in fiscal year 2010.

     R&D expenses were $31,452 in fiscal year 2011 compared to $26,923 in fiscal year 2010, an increase of $4,529, or 16.8% ($4,406, or 16.4% in local currency). As a percentage of sales, R&D expenses were 2.4% compared to 2.3% in fiscal year 2010.

     Segment profit dollars in fiscal year 2011 were $195,791, an increase of $31,247, or 19.0% ($21,877, or 13.3% in local currency) compared to fiscal year 2010. Segment margin increased to 14.7% from 14.1% in fiscal year 2010.

     Corporate Services Group:

     Corporate Service Group expenses in fiscal year 2011 were $61,125 compared to $53,411 in fiscal year 2010, an increase of $7,714 or 14.4% ($7,759, or 14.5% in local currency). The increase in Corporate Service Group expenses primarily reflects increases in performance related compensation costs, professional fees for certain governance related matters and payroll and related costs.

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

     Life Sciences segment sales increased 4.1% (in local currency) in fiscal year 2010, reflecting double-digit growth in the BioPharmaceuticals market partly offset by a decline in the Food & Beverage market. Sales in the Medical market were up slightly year over year. Industrial segment sales decreased 2.8% (in local currency), reflecting declines in the Energy & Water and Aeropower markets partly offset by strong growth in the Microelectronics market. Overall consumable filtration products and appurtenant hardware sales increased 3.0% (in local currency) reflecting growth in Life Sciences partly offset by a slight decline in Industrial. Overall systems sales decreased 15.0% (in local currency), reflecting decreases in both Life Sciences and Industrial. Systems sales represented 11.3% of total sales in fiscal year 2010 compared to 13.4% in fiscal year 2009. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

     Gross margin in fiscal year 2010 increased to 50.2% from 47.3% in fiscal year 2009. Key drivers of the improvement in gross margin were:
  favorable absorption of manufacturing overhead, due to increased volume, particularly related to consumable filtration products, and the estimated benefit of cost savings initiatives, including improved efficiency in manufacturing operations, that outpaced inflation, contributing an estimated 150-170 basis points in margin, a change in mix estimated to have increased gross margin percentage by 100-120 basis points, comprised of:
➢	a favorable impact within consumable filtration product sales from growth in sales in high margin markets and submarkets primarily Pharmaceuticals, Microelectronics and Machinery & Equipment, and

➢	a favorable impact from a decrease in systems sales, which typically have lower gross margins than consumables,
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

     SG&A expenses in fiscal year 2010 increased by $40,104, or 5.7% (an increase of $24,627, or 3.5%, in local currency). SG&A (in local currency) in Life Sciences and Industrial increased, while SG&A in the Corporate Services Group was down. Selling expenses in local currency increased approximately 3.9%, while G&A expenses increased about 3.2%. The overall increase in SG&A (in local currency) reflects the impact of strategic and structural investments and company-wide inflationary increases in payroll and related costs partly offset by cost savings resulting from headcount reductions in the Industrial segment and reductions in discretionary spending company-wide. The strategic and structural investments made include:
  costs incurred for changes in sales channels from distribution to direct that primarily impacted Life Sciences,

  costs related to the establishment of the Life Sciences European headquarters in Switzerland,

  costs related to the purchase of a biotechnology company,

  geographic expansion in Latin America, Middle East and Asia, primarily impacting Industrial, and investments in information technology, impacting both Life Sciences and Industrial.
     It is estimated that these strategic and structural investments accounted for approximately 90% of the local currency increase in SG&A. As a percentage of sales, SG&A expenses were 30.8% compared to 30.0% in fiscal year 2009. As a percentage of sales, G&A expenses were 13.5% compared to 13.4% in fiscal year 2009. For a detailed discussion of SG&A by segment, refer to the section “Review of Operating Segments” below.

     R&D expenses were $74,944 in fiscal year 2010 compared to $71,213 in fiscal year 2009, an increase of $3,731, or 5.2% ($3,641, or 5.1% in local currency). The increase in R&D reflects increased spending in the Life Sciences business, while Industrial was flat. As a percentage of sales, R&D expenses were 3.1%, on par with fiscal year 2009. For a detailed discussion of R&D by segment, refer to the section “Review of Operating Segments” below.

     In fiscal year 2010, the Company recorded ROTC of $17,664. ROTC in the year was primarily comprised of severance and other costs related to the Company’s on-going cost reduction initiatives and an increase to previously established environmental reserves.

     In fiscal year 2009, the Company recorded ROTC of $30,723. ROTC in the year was primarily comprised of severance and other costs related to the Company’s on-going cost reduction initiatives, a charge to write-off in-process R&D acquired in the acquisition of GeneSystems, SA, charges for the impairment of assets and increases to previously established environmental reserves, net of receipt of an insurance claim payment.

     The details of ROTC for the years ended July 31, 2010 and July 31, 2009 as well as the activity related to restructuring liabilities that were recorded in those years can be found in Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.

     In fiscal year 2010, the Company refinanced most of its long-term debt, which included the redemption of its $280,000 6.00% Senior Notes due August 1, 2012. In connection with the redemption of these notes as well as the termination of the Company’s $500,000 revolving credit facility due in fiscal year 2011, the Company recorded a loss on extinguishment of debt totaling $31,513, primarily comprised of a redemption premium and the write-off of other deferred financing costs.

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

Review of Operating Segments

     The following table presents sales and segment profit by business segment, reconciled to earnings before income taxes, for the fiscal years ended July 31, 2010 and July 31, 2009.

		%		%	%
	2010	Margin	2009	Margin	Change
SALES:
Life Sciences	$1,237,835		$1,166,275		6.1
Industrial	1,164,097		1,162,883		0.1
Total	$2,401,932		$2,329,158		3.1
SEGMENT PROFIT:
Life Sciences	$280,089	22.6	$234,055	20.1	19.7
Industrial	164,544	14.1	152,068	13.1	8.2
Total segment profit	444,633	18.5	386,123	16.6	15.2
Corporate Services Group	53,411		56,478		(5.4)
Operating Profit	391,222	16.3	329,645	14.2	18.7
ROTC, net	17,664		30,723
Interest expense, net	14,324		28,136
Loss on extinguishment of debt	31,513		–
Earnings before income taxes	$327,721		$270,786

     Life Sciences:

     Presented below are Summary Statements of Segment Profit for the Life Sciences segment for the fiscal years ended July 31, 2010 and July 31, 2009:

		% of		% of	%
	2010	Sales	2009	Sales	Change
Sales	$1,237,835		$1,166,275		6.1
Cost of sales	569,097	46.0	578,439	49.6	(1.6)
Gross margin	668,738	54.0	587,836	50.4	13.8
SG&A	340,628	27.5	309,441	26.5	10.1
R&D	48,021	3.9	44,340	3.8	8.3
Segment profit	$280,089	22.6	$234,055	20.1	19.7

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

     Increased pricing (driven by the BioPharmaceuticals and Food & Beverage markets) contributed $13,009, or 1.2%, to consumables sales growth in the year and the volume related consumables increase was 5.4%. Systems sales represented 6.9% of total Life Sciences sales in fiscal year 2010 compared to 9.2% in fiscal year 2009. Life Sciences sales represented approximately 52% of total sales in fiscal year 2010 compared to 50% in fiscal year 2009.

     Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory), and represented about 50% of total Life Sciences sales, increased 10.2%. The sales results by the submarkets that comprise BioPharmaceuticals are discussed below:
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
     Sales in the Medical market, which is comprised of blood filtration product sales and other infection and patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, and represented about 32% of total Life Sciences sales, increased 0.8% in fiscal year 2010 compared to fiscal year 2009.
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

Sales in the Food & Beverage market, which represented about 18% of total Life Sciences sales, decreased 5.4% reflecting a slowdown in capital investment in the beer, wine and bottled water sectors. Systems sales were down 24.6%. Consumables sales were up slightly as growth in the Western Hemisphere and Asia were offset by a decline in Europe, the largest region. An improving trend has emerged over the last few quarters, with high single-digit sales growth achieved in the fourth quarter as well as growth in orders over the last three quarters, particularly in systems.

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

➢
a favorable impact from a decrease in systems sales as discussed above, which typically have lower gross margins than consumables. Furthermore, within systems sales, there was a higher proportion of sales of smaller scale standard systems, which generally carry higher margins, an increase in pricing, as well as the benefit of certain sales channel changes from distribution to direct contributing an estimated 40 basis points in margin.
     SG&A expenses in fiscal year 2010 increased by $31,187, or 10.1% (an increase of $25,000, or 8.1% in local currency), compared to fiscal year 2009. Selling expenses in local currency increased approximately 7.8%, while G&A expenses increased about 8.5%. The increase in SG&A in local currency principally reflects the impact of strategic and structural investments and inflationary increases in payroll and employee benefit costs. SG&A as a percentage of sales increased to 27.5% from 26.5% in fiscal year 2009, reflecting the increase in spending. As a percentage of sales, G&A expenses were 11.1% compared to 10.8% in fiscal year 2009.

     R&D expenses were $48,021 compared to $44,340 in fiscal year 2009, an increase of $3,681, or 8.3% ($3,688, or 8.3% in local currency). As a percentage of sales, R&D expenses were 3.9% compared to 3.8% in fiscal year 2009.

     Segment profit dollars in fiscal year 2010 were $280,089, an increase of $46,034, or 19.7% ($36,627, or 15.6% in local currency) compared to fiscal year 2009. Segment margin improved to 22.6% from 20.1% in fiscal year 2009.

     Industrial:

     Presented below are summary Statements of Segment Profit for the Industrial segment for the fiscal years ended July 31, 2010 and July 31, 2009:

		% of		% of	%
	2010	Sales	2009	Sales	Change
Sales	$1,164,097		$1,162,883		0.1
Cost of sales	626,733	53.8	650,029	55.9	(3.6)
Gross margin	537,364	46.2	512,854	44.1	4.8
SG&A	345,897	29.7	333,913	28.7	3.6
R&D	26,923	2.3	26,873	2.3	0.2
Segment profit	$164,544	14.1	$152,068	13.1	8.2

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

     Industrial segment sales decreased 2.8% in fiscal year 2010, reflecting declines of 7.9% in the Energy & Water market and 8.3% in the Aeropower market, partly offset by growth of 20.7% in the Microelectronics market. The overall decline in Industrial sales reflects a decrease in systems sales of 11.7%, while consumables sales were down slightly. Systems sales represented 16.0% of total Industrial sales in fiscal year 2010 compared to 17.6% in fiscal year 2009. Industrial sales represented approximately 48% of total sales in fiscal year 2010 compared to 50% in fiscal year 2009.

Sales in the Energy & Water market, which is comprised of three submarkets; Fuels & Chemicals, Municipal Water, and Power Generation, and represented about 41% of total Industrial sales, decreased 7.9% compared to last year. The sales results by the submarkets that comprise the Energy & Water market are discussed below:
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
     The Aeropower market is comprised of sales of air, water, lubrication, fuel and machinery and hydraulic protection products to OEM manufacturers and end-user customers in Military and Commercial Aerospace as well as in the Machinery & Equipment submarkets, which consist of a grouping of producers of mobile equipment and trucks, pulp and paper, mining, automotive and metals. Sales in the Aeropower market which represented about 36% of total Industrial sales, decreased 8.3% compared to fiscal year 2009. The sales results by the submarkets that comprise Aeropower are discussed below:
  Sales to the Military Aerospace submarket, which represented slightly less than 10% of total Industrial sales, decreased 24.4% reflecting delay in orders, and projects in fiscal year 2009 that did not repeat in fiscal year 2010.

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
     Microelectronics sales, which represented about 23% of total Industrial sales, increased 20.7% reflecting strong growth in all geographies. Overall, the sales growth in the year reflects a recovery in the semiconductor market as well as an increase in OEM activity. Sales in the macroelectronics marketplace, such as the inkjet and LED sectors, also contributed to the growth in fiscal year 2010.

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

     SG&A expenses in fiscal year 2010 increased by $11,984, or 3.6% (an increase of $2,726, or 0.8% in local currency), compared to fiscal year 2009. Selling expenses in local currency were flat, while G&A expenses increased about 1.9%. The increase in SG&A in local currency principally reflects the impact of strategic and structural investments, principally investments in information technology and geographic expansion, inflationary increases (principally payroll and employee benefit costs), and increased incentive compensation partly offset by cost savings as discussed above. SG&A expenses as a percentage of sales were 29.7% compared to 28.7% in fiscal year 2009. As a percentage of sales, G&A expenses were 12.2% compared to 11.7% in fiscal year 2009.

     R&D expenses were essentially flat in fiscal year 2010 coming in at $26,923 compared to $26,873 in fiscal year 2009. As a percentage of sales, R&D expenses were 2.3%, on par with fiscal year 2009.

     Segment profit dollars in fiscal year 2010 were $164,544, an increase of $12,476, or 8.2% ($4,557, or 3.0% in local currency) compared to fiscal year 2009. Segment margin increased to 14.1% from 13.1% in fiscal year 2009.

     Corporate Services Group:

     Corporate Services Group expenses in fiscal year 2010 were $53,411 compared to $56,478 in fiscal year 2009, a decrease of $3,067 or 5.4% ($3,099, or 5.5% in local currency). The decrease in Corporate Services Group expenses primarily reflects a decline in consulting fees, a gain on the sale of investment securities held by the Company’s benefit protection trust and a decrease in foreign currency transaction losses partly offset by an increase in incentive compensation.

Liquidity and Capital Resources

     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $676,500 at July 31, 2011 as compared with $608,000 at July 31, 2010. Excluding the effect of foreign exchange (discussed below), non-cash working capital increased approximately $26,100 compared to July 31, 2010.

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at July 31, 2011 to those at July 31, 2010, the Euro, the British Pound and JPY have strengthened against the U.S. Dollar. The effect of foreign currency translation increased non-cash working capital by $42,439, including net inventory, net accounts receivable and other current assets by $25,385, $41,519 and $6,980, respectively, as compared to July 31, 2010. Additionally, foreign currency translation increased accounts payable and other current liabilities by $27,773 and decreased current income taxes payable by $3,672.

     Net cash provided by operating activities in fiscal year 2011 was $429,987 as compared to $377,860 in fiscal year 2010, an increase of $52,127, or about 14% reflecting the increase in net earnings accompanied by an improvement in working capital management. Although cash flow in fiscal year 2011 benefited from continued improvement in working capital management as discussed below, the benefit to cash flow in fiscal year 2010 was greater as the improvement in the cash conversion cycle versus fiscal year 2009 was more pronounced.

     The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding (“DPO”), decreased to 111 days in the quarter ended July 31, 2011 from 115 days in the quarter ended July 31, 2010. This improvement reflects a decrease in DIO partly offset by a decrease in DSO and DPO.

     In the quarter ended April 30, 2011, the full cash conversion cycle decreased to 130 days from 137 days in the quarter ended April 30, 2010. This improvement reflects a decrease in DIO and DSO partly offset by a decrease in DPO. In the quarter ended January 31, 2011, the full cash conversion cycle decreased to 145 days from 155 days in the quarter ended January 31, 2010, reflecting a decrease in DIO and DSO partly offset by a decrease in DPO. In the quarter ended October 31, 2010, the full cash conversion cycle decreased to 142 days from 161 days in the quarter ended October 31, 2009 reflecting a decrease in DIO and DSO, as well as an increase in DPO.

     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $269,216, or about 85% of net earnings in fiscal year 2011, as compared with $241,547, or about 100% of net earnings in fiscal year 2010. The increase in free cash flow reflects the increase in net cash provided by operating activities as discussed above, partly offset by an increase in capital expenditures. The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities to free cash flow.

	2011	2010	2009
Net cash provided by operating activities	$429,987	$377,860	$327,495
Less capital expenditures	160,771	136,313	133,049
Free cash flow	$269,216	$241,547	$194,446
Net Earnings	$315,496	$241,248	$195,619
Free cash flow conversion	85.3%	100.1%	99.4%

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 9.1% at July 31, 2011 as compared to 19.4% at July 31, 2010. Net debt decreased by approximately $135,100 compared with July 31, 2010, comprised of a decrease in gross debt of $87,900 and an increase in cash and cash equivalents of $13,800. The impact of foreign exchange rates decreased net debt by about $33,400.

     The Company’s 5-year senior revolving credit facility contains financial covenants which require the Company to maintain a minimum consolidated net interest coverage ratio of 3.5:1, based upon trailing four quarters results, and a maximum consolidated leverage ratio of 3.5:1, based upon trailing four quarters results. In addition, the facility includes other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of July 31, 2011, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.

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

     The Company conducts transactions in currencies other than their functional currency. These transactions include non-functional currency intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates. The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the year ended July 31, 2011 was $2,403,274. The notional amount of foreign currency forward contracts outstanding as of July 31, 2011 was $296,252. The Company’s foreign currency balance sheet exposures resulted in the recognition of a gain within SG&A of approximately $7,003 in the year ended July 31, 2011, before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A was a gain of approximately $2,087 in the year ended July 31, 2011.

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

     As of July 31, 2011, the Company had $214,957 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s consolidated balance sheet. Commercial paper issuances during the year carried interest rates ranging between 0.37% and 0.47% and original maturities between 22 and 61 days. As of July 31, 2011, the Company does not have any outstanding borrowings under its existing senior revolving credit facility.

     The Company utilizes cash flow generated from operations and its senior revolving credit facility to meet its short-term liquidity needs. Company management considers its cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet its anticipated liquidity needs.

     As of July 31, 2011, the amount of cash and cash equivalents held by foreign subsidiaries was $545,475. The Company does not expect any restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on the Company’s overall liquidity or financial position.

     Capital expenditures were $160,771 in fiscal year 2011. Depreciation expense was $84,461 and amortization expense was $13,645 in fiscal year 2011.

     On November 15, 2006, the board of directors authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. On October 16, 2008, the board authorized an additional expenditure of $350,000 to repurchase shares. At July 31, 2010, there was $352,944 remaining under the current stock repurchase programs. The Company repurchased stock of $149,907 in fiscal year 2011 leaving $203,037 remaining at July 31, 2011 under the current stock repurchase programs. Net proceeds from stock plans were $60,329 in fiscal year 2011.

     In fiscal year 2011, the Company paid dividends of $77,641 compared to $71,284 in fiscal year 2010, an increase of 9%. The Company increased its quarterly dividend by 9.4% from 16 cents to 17.5 cents per share, effective with the dividend declared on January 20, 2011.

     The following is a summary of the Company’s contractual payment commitments as of July 31, 2011 (interest on long-term debt includes the amount of interest due to be paid during the respective fiscal year based upon the amount of debt outstanding as of July 31, 2011):

	Year Ended
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$511	$473	$422	$116,206	$420	$376,205	$494,237
Interest on long-term debt	21,587	21,561	21,539	21,072	18,807	75,067	179,633
Operating leases	27,045	17,827	12,095	5,879	3,822	6,238	72,906
Purchase commitments	91,039	10,990	3,545	404	302	2,033	108,313
Other commitments	549	356	330	315	300	1,100	2,950
Total commitments	$140,731	$51,207	$37,931	$143,876	$23,651	$460,643	$858,039

     The Company had gross liabilities for unrecognized tax benefits of approximately $188,380 and related accrued interest of $22,591 as of July 31, 2011, which were excluded from the table above. See Note 11, Income Taxes, to the accompanying consolidated financial statements for further discussion of these amounts.

Adoption of New Accounting Pronouncements

     In October 2009, the Financial Accounting Standards Board (“FASB”) issued updated guidance amending existing revenue recognition accounting pronouncements that address multiple element arrangements. This guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, some companies may recognize revenue on transactions that involve multiple deliverables earlier than under previously existing authoritative guidance. This new authoritative guidance was effective for the Company beginning with its first quarter of fiscal year 2011. The adoption of this authoritative guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

     In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, which for the Company is the first quarter of fiscal 2013. The Company does not expect this guidance will have a material impact on its results of operations or financial position.

     In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this disclosure-only guidance will not have an impact on the Company’s consolidated financial results and is effective for the Company beginning with its third quarter of fiscal year 2012.

     In May 2011, the FASB issued amendments to fair value measurement and disclosure requirements. This guidance amends United States generally accepted accounting principles (“U.S. GAAP”) to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This includes clarification of the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word “shall” rather than “should” to describe the requirements in U.S. GAAP). This amended guidance is to be applied prospectively and is effective for the Company beginning with its third quarter of fiscal year 2012. The Company is currently evaluating this guidance and has not yet determined the impact the adoption will have on its consolidated financial statements.

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

Foreign Currency

      The Company’s reporting currency is the U.S. dollar. Because the Company operates through subsidiaries or branches in over thirty countries around the world, its earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. dollar. Company management estimates that foreign exchange translation increased earnings per share by 13 cents in fiscal year 2011.

      Most of the Company’s products are manufactured in the U.S., Puerto Rico, Germany and the United Kingdom, and then sold into many countries. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. dollar to the Euro, the Japanese Yen (the “Yen”), the British Pound (the “Pound”), the Australian Dollar, the Canadian Dollar, Swiss Franc and the Singapore Dollar, as well as adverse changes in the relationship of the Pound to the Euro. Exposure exists when the functional currency of the buying subsidiaries weakens against the U.S. dollar, the Pound or the Euro, thus causing an increase of the product cost to the buying subsidiary or a reduction in the sales price from the selling subsidiary, which adversely affects the Company’s consolidated gross margin and net earnings. The effect of foreign exchange is partially mitigated because of the significant level of manufacturing done in Europe. In fiscal year 2011, the Euro, Yen, Pound Australian Dollar, Canadian Dollar, Swiss Franc and Singapore Dollar strengthened by approximately 0.88%, 10.16%, 1.66%, 14.28%, 6.08%, 13.72%, and 9.01%, respectively, against the U.S. dollar compared with the average exchange rates in effect in fiscal year 2010. Additionally, the Euro weakened against the Pound by approximately 0.77%. Due to the difficulty in estimating the economic effect of foreign currency rates, particularly in periods of high volatility of such rates, Company management does not provide such estimated effects and reports only the translation effect to earnings per share disclosed above.

      The Company is also exposed to transaction risk from adverse changes in exchange rates. These short-term transaction exposures are primarily Yen, Euro, Pound and Swiss Franc denominated receivables and payables. These short-term exposures to changing foreign currency exchange rates are managed by opening forward foreign exchange contracts (“forwards”) to offset the earnings and cash flow impact of non-functional currency denominated receivables and payables as well as the expeditious payment of balances. The Company does not enter into forwards for trading purposes. At July 31, 2011, these exposures amounted to approximately $319,715 and were offset by forwards with a notional principal amount of $296,252. If a hypothetical 10% simultaneous adverse change had occurred in exchange rates as of July 31, 2011, net earnings would have decreased by approximately $5,280, or approximately 4 cents per share.

Interest Rates

      The Company is exposed to changes in interest rates, primarily due to its financing and cash management activities, which include long and short-term debt as well as cash and certain short-term, highly liquid investments considered to be cash equivalents.

      The Company’s debt portfolio is comprised of both fixed and variable rate borrowings. The Company manages interest rate exposure by portfolio balancing including employing interest rate swaps. The Company’s debt portfolio was approximately 30% variable rate at July 31, 2011, compared to 37% variable rate at July 31, 2010.

      For the year ended July 31, 2011, interest expense, net of interest income, was $18,903. A hypothetical 10% shift in market interest rates for fiscal year 2011 (e.g., if an assumed market interest rate of 5.0% increased to 5.5%) could have an adverse affect on interest expense, net of approximately $236.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required by this item are located immediately following the signature pages of this Form 10-K. See Item 15.(a)(1) for a listing of financial statements provided.

     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands,	First	Second	Third	Fourth	Full
except per share data)	Quarter	Quarter	Quarter	Quarter	Year
2011:
Net sales	$605,477	$645,232	$709,808	$780,399	$2,740,916
Gross profit	308,673	332,485	353,861	377,498	1,372,517
Restructuring and other
charges, net (a)	1,409	4,789	7,723	19,920	33,841
Earnings before income taxes	97,503	104,009	109,429	108,581	419,522
Net earnings	71,409	75,664	71.069	97,354	315,496
Earnings per share:
Basic	$0.61	$0.65	$0.61	$0.84	$2.71
Diluted	$0.61	$0.64	$0.60	$0.82	$2.67

2010:
Net sales	$546,939	$560,401	$615,982	$678,610	$2,401,932
Gross profit	270,198	284,285	313,532	338,087	1,206,102
Restructuring and other
charges, net (a)	4,057	572	2,030	11,005	17,664
Loss on extinguishment of
debt (b)	–	–	–	31,513	31,513
Earnings before income taxes	74,840	72,368	101,959	78,554	327,721
Net earnings	66,983	49,619	69,691	54,955	241,248
Earnings per share:
Basic	$0.57	$0.42	$0.59	$0.47	$2.05
Diluted	$0.56	$0.42	$0.58	$0.46	$2.03

(a)	Refer to Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.

(b)	Refer to Note 8, Notes Payable and Long-term Debt, to the accompanying consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) Management’s annual report on internal control over financial reporting.

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2011.

     The attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting is included in this report under Item 9A.(b).

(b) Attestation report of the registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pall Corporation:

     We have audited Pall Corporation and subsidiaries’ internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pall Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting (Item 9A(a)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, Pall Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2011 and our report dated September 29, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/	KPMG LLP
KPMG LLP

Melville, New York
September 29, 2011

(c) Changes in internal control over financial reporting.

     There are a number of significant business improvement initiatives designed to improve processes and enhance customer and supplier relationships and opportunities. These include information systems upgrades and integrations that are in various phases of planning or implementation and contemplate enhancements of ongoing activities to support the growth of the Company’s Shared Services Group capabilities and standardization of its financial systems. When taken together, these changes, which have and will occur over a multi year period, are expected to have a favorable impact on the Company’s internal control over financial reporting. The Company is employing a project management and phased implementation approach that will provide continued monitoring and assessment in order to maintain the effectiveness of internal control over financial reporting during and subsequent to implementation of these initiatives.

     In connection with the aforementioned business improvement initiatives, during the second and third quarters of fiscal year 2011, certain significant operations migrated to the Company’s global Enterprise Resource Planning (“ERP”) software system which encompassed significant changes in transactional processes and internal control over financial reporting. The purpose of the ERP system is to facilitate the flow of information between all business functions inside the boundaries of the Company and manage the connections to outside stake holders. Built on a centralized database and utilizing a common computing platform, the ERP system consolidates business operations into a more uniform, enterprise wide system environment. The Company's ERP implementation is accompanied by process changes and improvements, including those that impact internal control over financial reporting.

     During the third and fourth quarters, the Company also continued to centralize the management of its European and Asian operations resulting in significant changes to aspects of the internal control environment.

     In connection with these migrations and accompanying process changes, the Company has instituted material changes in its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

   (a) Identification of directors and corporate governance:

          Dr. Amy E. Alving, age 48, is the chief technology officer and a senior vice president at Science Applications International Corporation (“SAIC”), an engineering and technology applications company. Prior to joining SAIC in 2005, she served as the Director of the Special Projects Office at the Defense Advanced Research Projects Agency where she was also a member of the Senior Executive Service. Earlier, Dr. Alving was a White House Fellow serving at the Department of Commerce. Dr. Alving has been a member or advisor to the Army Science Board, the Naval Research Advisory Committee, the Defense Science Board and the National Academies Studies and is currently a member of Council on Foreign Relations. She has been a director of the Company since April 2010 and is a member of the nominating/governance committee.

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

          Daniel J. Carroll, Jr., age 66, was the chief executive officer of Telcordia Technologies (“Telcordia”) from September 2005 until May 2007. He continues to serve on the Telcordia board. Telcordia is a global provider of telecommunications network software and services for internet protocol, wireline, wireless and cable customers. Mr. Carroll held a number of executive positions with AT&T Corp. (“AT&T”) until its spin-off of Lucent Technologies Inc. He retired from his employment as an officer of Lucent in 2000. He has been a director of the Company since 1999 and served as lead director from 2003 until March 2011. Mr. Carroll is a member of the audit committee and the compensation committee.

          Mr. Carroll’s experience as a chief executive officer allows him to bring senior leadership, management expertise and business acumen to the board. Mr. Carroll also has significant financial expertise and operational experience gained through his various executive positions at AT&T and as chief executive officer of Telcordia. In addition, as a licensed engineer, Mr. Carroll has a thorough understanding of, and brings valuable insight into, the Industrial segment of our business.

          Robert B. Coutts, age 61, was executive vice president of Lockheed Martin, a large, diversified company with international operations, from October 1998 until his retirement in April 2008. While serving in this capacity, he was elected chairman of the board of Sandia Corporation, a subsidiary of Lockheed Martin that manages Sandia National Laboratories for the U.S. Department of Energy’s Nuclear Security Administration. Prior to this, Mr. Coutts ran Lockheed Martin’s Electronic Systems business, was executive vice president of the Systems Integration business area, and president and chief operating officer of the former Electronics Sector. Earlier in his career, Mr. Coutts was president of Martin Marietta Aero & Naval Systems and general manager of the GE Aerospace Operations Division. Mr. Coutts serves on the board of Hovnanian Enterprises, Inc., Stanley Black & Decker and several not-for-profit organizations. He has been a director of the Company since 2009 and is a member of the compensation committee.

          As a former executive vice president of Lockheed Martin responsible for the electronic systems business, with sales over $11 billion and over 32,000 employees, Mr. Coutts brings critical business, operational and strategic insight. Mr. Coutts also has valuable senior leadership, management and regulatory experience and possesses broad knowledge of the technology and aerospace fields, both of which are important to the Company’s business, particularly the Industrial segment. In addition, Mr. Coutts’ service on the board of two other public companies allows him to bring insight into current issues facing public companies and corporate governance and compensation practices at other public companies.

          Cheryl W. Grisé, age 59, was executive vice president of Northeast Utilities, a public utility holding company, from December 2005 until her retirement in July 2007. Ms. Grisé also served in various senior management positions at Northeast Utilities since 1998, including President-Utility Group and chief executive officer of all Northeast Utilities operating subsidiaries. Ms. Grisé was a director of Dana Corporation until February 1, 2008 and currently serves on the boards of MetLife, Inc. (where she is lead director) and Pulte Group, Inc. She is also a member of the boards of the University of Connecticut Foundation and Kingswood-Oxford School. Ms. Grisé has been a director of the Company since August 2007. She is a member of the audit committee and the compensation committee, and has served as Chair of the compensation committee since August 2009.

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

          Ronald L. Hoffman, age 63, was chief executive officer since January 2005 and a director and president since 2003 of Dover Corporation, a public company that manufactures industrial products, until his retirement in December 2008. Mr. Hoffman began his career at Allis Chalmers. He joined Dover Corporation in 1996 when it acquired Tulsa Winch, an Oklahoma company of which he was then president and part owner. Mr. Hoffman served as president of Tulsa Winch until 2000 and as executive vice president of Dover Resources Inc. (“Dover Resources”) from 2000 to 2002. He was vice president of Dover Corporation from 2002 to July 2003. He was then chief operating officer of Dover Corporation from July 2003 to December 2004 during which time he continued to serve Dover Resources as chief executive officer and president. He has been a director of the Company since 2008 and was named chairman of the board in March 2011. Mr. Hoffman is a member of the executive committee and has served as Chair of that committee since April 2011.

          Mr. Hoffman’s service as chief executive officer and president of Dover Corporation provides him with significant experience in the operations, challenges and complex issues facing major international corporations competing in technology-driven markets. In addition, Mr. Hoffman brings to the board extensive business, senior leadership and management experience gained during his tenure at Dover Corporation.

          Eric Krasnoff, age 59, has been chief executive officer of the Company since July 1994 and has at various times, including currently, served as president of the Company. He serves on the board of three not-for-profit organizations. Mr. Krasnoff has also been a director of the Company since 1994.

          Mr. Krasnoff has served the Company for 35 years in various positions, including group vice president and chief operating officer. As the chief executive officer of the Company since 1994, Mr. Krasnoff brings to the board a deep and comprehensive knowledge of the Company, the filtration industry and each of the Company’s end-markets.

          Mr. Krasnoff is scheduled to retire effective October 3, 2011, and will be succeeded in his current roles by Lawrence D. Kingsley, who will also become a director as of such date.

          Edwin W. Martin, Jr., age 80, was associate and deputy U.S. commissioner of education from 1969 to 1979. He was nominated by President Carter as the nation’s first Assistant Secretary for Special Education and Rehabilitative Services and confirmed unanimously by the Senate, serving as assistant secretary of education from 1979 to 1981. From 1981 to 1994, Dr. Martin was president and chief executive officer of the National Center for Disability Services and a Board Member. In 1994, he was named president-emeritus and retired in 2011. Dr. Martin served as a Lecturer in Education at Harvard University, and as an Adjunct Professor of Education at Teacher’s College, Columbia University. In 2007, Dr. Martin was also elected mayor of Venice, Florida for a three year term. Dr. Martin currently serves as a trustee of the Sarasota Friends Meeting. He has been a director of the Company since 1993 and is a member of the compensation committee and executive committee.

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

          Dennis N. Longstreet, age 66, was, from 1998 until his retirement in late 2005, company group chairman of Johnson & Johnson Medical Devices, the culmination of a 36-year career in operational and sales management roles with Johnson & Johnson, a manufacturer of health care products and provider of related services for the consumer, pharmaceutical and medical devices and diagnostic markets. He is a former chairman of the AdvaMed Industry Association and serves on the board of In Health, a not-for-profit organization formed by AdvaMed. Mr. Longstreet also serves on the board of Avalign Technologies, Inc. He has been a director of the Company since 2006 and is a member of the nominating/governance committee and the executive committee.

          As a result of his tenure at Johnson & Johnson, Mr. Longstreet brings to the board extensive senior executive level expertise in the Life Sciences industry, including insight into the complex issues, challenges and regulatory landscape. Mr. Longstreet also brings business, senior leadership, merger and acquisitions, and management experience to the board.

          Katharine L. Plourde, age 59, was a principal and analyst at the investment banking firm of Donaldson, Lufkin & Jenrette, Inc. (“DLJ”), until November 1997. Since that time, she has engaged in private investing and is currently serving on the board of one private corporation. Since February 2002, she has also served on the board of OM Group Inc. Ms. Plourde has been a director of the Company since 1995 and is a member of the audit committee and the nominating/governance committee. Ms. Plourde has served as Chair of the nominating/governance committee since 2006.

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

          Dr. Edward L. Snyder, age 65, is professor of laboratory medicine and associate chair for clinical affairs of the Department of Laboratory Medicine at Yale University School of Medicine. He is also director of Blood Bank/Apheresis Service and assistant chief/associate chair for clinical affairs at the Department of Laboratory Medicine at Yale-New Haven Hospital. Dr. Snyder has “appointed consultant” status with the Food and Drug Administration Medical Devices Advisory Committee—Hematology and Pathology Devices Panel, and is a past president of the American Association of Blood Banks. He is the immediate past chairman of the volunteer board of the National Marrow Donor Program and a member of the American Association of Blood Banks National Blood Foundation board of trustees. Dr. Snyder has been a director of the Company since 2000 and is a member of the nominating/governance committee.

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

          Edward Travaglianti, age 63, had, until July 2001, been chairman and chief executive officer of European American Bank (“EAB”). Upon the acquisition of EAB by Citibank N.A. (“Citibank”) in 2001, Mr. Travaglianti served as president of Commercial Markets, heading Citibank’s national middle-market and small business activities. He retired in 2002 and in 2004 resumed his banking career as President, Commerce Bank Long Island. With Toronto Dominion Bank’s acquisition of Commerce Bank in 2008, Mr. Travaglianti became and continues to serve as president, TD Bank Long Island. Mr. Travaglianti serves as the chairman of the board and a director of several not-for-profit and health-related organizations. He has been a director of the Company since 2001 and is a member of the audit committee. He has served as Chair of the audit committee since 2003.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is included in the Proxy Statement under the caption “Executive Compensation,” “Director Compensation for Fiscal Year 2011” and “Structure and Practices of the Board–Board Committees” and is incorporated by reference in this report.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the Form 10-K:

(1) The following items are filed as part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – July 31, 2011 and July 31, 2010
Consolidated Statements of Earnings – years ended July 31, 2011, July 31, 2010 and July 31, 2009
Consolidated Statements of Stockholders’ Equity – years ended July 31, 2011, July 31, 2010 and July 31, 2009
Consolidated Statements of Cash Flows – years ended July 31, 2011, July 31, 2010 and July 31, 2009
Notes to consolidated financial statements

(2) The following financial statement schedule is filed as part of this report:
Schedule II – Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or in the notes thereto.

(3) Exhibits:
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit
Number	Description of Exhibit
3.1(i)*	Restated Certificate of Incorporation of the Registrant as amended through September 1, 2010, filed as Exhibit 3.1(i) to the Registrant’s 2010 Form 10-K.

3.1(ii)*	By-Laws of the Registrant as amended through March 16, 2011, filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on March 22, 2011.

4.1(i)*	Indenture dated as of June 15, 2010, by and among the Registrant, as Issuer, and The Bank of New York Mellon, as Trustee, relating to the Registrant’s 5.00% Senior Notes due June 15, 2020 filed as Exhibit 4 to the Registrant’s Form 8-K filed on June 18, 2010.

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

10.1(i)*	Five-Year Credit Agreement dated July 13, 2010, between the Registrant and JPMorgan Chase Bank and the Other Lenders Party Thereto, filed as Exhibit 4(ii) to the Registrant’s Form 8-K filed on July 19, 2010.

10.1*‡	Amended and Restated Employment Agreement, dated March 4, 2011 between the Registrant and Eric Krasnoff, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 10, 2011.

10.2*‡	Employment Agreement dated August 3, 2011 between the Registrant and Lawrence D. Kingsley, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on August 9, 2011.

10.3*‡	Employment Agreement dated August 18, 2010 between the Registrant and Roberto Perez, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on August 24, 2010.

10.4*‡(a)	Mortgage Note by Roberto Perez and Astrid Perez in favor of the Registrant, dated March 2000, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009.

10.5*‡	Employment Agreement dated October 1, 2009 between the Registrant and Lisa McDermott, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 7, 2009.

10.6*‡	Employment Agreement dated October 1, 2009 between the Registrant and Sandra Marino, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on October 7, 2009.

10.7*‡	Separation Agreement dated as of February 28, 2011 between the Registrant and Sandra Marino, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on March 10, 2011.

10.8*‡	Pall Corporation Supplementary Pension Plan, effective December 31, 2008, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009.

10.9*‡	Pall Corporation Supplementary Profit-Sharing Plan as amended effective July 19, 2005, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on July 25, 2005.

10.10*‡	Pall Corporation Profit-Sharing Plan as amended and restated as of July 1, 1998, filed as Exhibit 10.15 to the Registrant’s 2002 Form 10-K.

10.11*‡	Pall Corporation Profit-Sharing Plan amended pursuant to provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001, filed as Exhibit 10.17 to the Registrant’s 2003 Form 10-K.

10.12*‡	Pall Corporation 2004 Executive Incentive Bonus Plan, as amended effective November 18, 2009, filed as Appendix A to the Registrant’s Proxy Statement filed on October 9, 2009.

10.13*‡	Pall Corporation 1991 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.14*‡	Pall Corporation 1993 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.15*‡	Pall Corporation 1995 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.16*‡	Pall Corporation 1998 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.17*‡	Form of Notice of Grant of Restricted Stock Units Under Pall Corporation 2005 Stock Compensation Plan filed as Exhibit 10.21 to the Registrant’s 2010 Form 10-K.

10.18*‡	Form of Notice of Grant of Annual Award Units Under Pall Corporation 2005 Stock Compensation Plan filed as Exhibit 10.22 to the Registrant’s 2010 Form 10-K.

10.19*‡	Form of Notice of Grant of Stock Option Grant Agreement Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.20 to the Registrant’s 2007 Form 10-K.

10.20*‡	Pall Corporation 2005 Stock Compensation Plan, as amended effective November 18, 2009, filed as Appendix D to the Registrant’s Proxy Statement filed on October 9, 2009.

10.21*‡	Pall Corporation Stock Option Plan for Non-Employee Directors, as amended effective November 19, 1998, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.22*‡	Pall Corporation 2001 Stock Option Plan for Non-Employee Directors, as amended September 17, 2004, filed as Exhibit 10.25 to the Registrant’s 2004 Form 10-K.

10.23*‡	Pall Corporation Director Deferred Fee Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2011.

10.24*‡	Pall Corporation Management Stock Purchase Plan as amended effective December 15, 2010, filed as Appendix C to the Registrant’s Proxy Statement filed on November 10, 2010.

10.25*‡	Pall Corporation Employee Stock Purchase Plan as amended effective December 15, 2010, filed as Appendix B to the Registrant’s Proxy Statement filed on November 10, 2010.

10.26*‡	Principal Rules of the Pall Supplementary Pension Scheme, filed as Exhibit 10.25 to the Registrant’s 1995 Form 10-K.

12†	Ratio of Earnings to Fixed Charges.

14*	Pall Corporation Code of Ethics applicable to its Chief Executive Officer, Chief Financial Officer, Controller and other employees with important roles in the financial reporting process, filed as Exhibit 99.1 to the Registrant’s 2004 Form 10-K.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Incorporated herein by reference. The Registrant’s SEC file number is 001- 04311.

†	Filed herewith.

‡	Denotes management contract or compensatory plan or arrangement.

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

Pall Corporation

September 29, 2011	By: /s/	LISA MCDERMOTT
Lisa McDermott,
Chief Financial Officer and Treasurer

	/s/	FRANCIS MOSCHELLA
Francis Moschella,
Vice President – Corporate Controller
Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ERIC KRASNOFF	Director, Chief Executive Officer and	September 29, 2011
Eric Krasnoff	President
/s/ LISA MCDERMOTT	Chief Financial Officer and Treasurer	September 29, 2011
Lisa McDermott
/s/ FRANCIS MOSCHELLA	Vice President – Corporate Controller	September 29, 2011
Francis Moschella	Chief Accounting Officer
/s/ AMY E. ALVING	Director	September 29, 2011
Amy E. Alving
/s/ DANIEL J. CARROLL, JR.	Director	September 29, 2011
Daniel J. Carroll, Jr.
/s/ ROBERT B. COUTTS	Director	September 29, 2011
Robert B. Coutts
/s/ CHERYL W. GRISÉ	Director	September 29, 2011
Cheryl W. Grisé
/s/ RONALD L. HOFFMAN	Chairman of the Board and Director	September 29, 2011
Ronald Hoffman
/s/ DENNIS N. LONGSTREET	Director	September 29, 2011
Dennis N. Longstreet
/s/ EDWIN W. MARTIN, JR.	Director	September 29, 2011
Edwin W. Martin, Jr.
/s/ KATHARINE L. PLOURDE	Director	September 29, 2011
Katharine L. Plourde
/s/ EDWARD L. SNYDER	Director	September 29, 2011
Edward L. Snyder
/s/ EDWARD TRAVAGLIANTI	Director	September 29, 2011
Edward Travaglianti

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pall Corporation:

     We have audited the accompanying consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pall Corporation and subsidiaries as of July 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pall Corporation and subsidiaries’ internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 29, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/	KPMG LLP
KPMG LLP

Melville, New York
September 29, 2011

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$557,766	$498,563
Accounts receivable	646,769	566,499
Inventories	444,842	415,046
Other current assets	159,831	222,651
Total current assets	1,809,208	1,702,759
Property, plant and equipment	794,599	706,435
Goodwill	290,606	283,822
Intangible assets	61,735	68,827
Other non-current assets	276,268	237,369
Total assets	$3,232,416	$2,999,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$214,957	$40,072
Accounts payable	225,398	186,407
Accrued liabilities	294,485	270,244
Income taxes payable	34,531	120,051
Current portion of long-term debt	511	1,956
Dividends payable	20,125	18,475
Total current liabilities	790,007	637,205
Long-term debt, net of current portion	491,954	741,353
Income taxes payable – non-current	175,040	134,851
Deferred income taxes	10,811	7,864
Other non-current liabilities	274,783	295,589
Total liabilities	1,742,595	1,816,862

Stockholders’ equity:
Common stock, par value $.10 per share; 500,000 shares authorized;
127,958 shares issued	12,796	12,796
Capital in excess of par value	246,665	217,696
Retained earnings	1,619,051	1,394,321
Treasury stock, at cost (2011 – 12,963 shares, 2010 – 12,490 shares)	(483,705)	(412,335)
Stock option loans	(133)	(224)
Accumulated other comprehensive income/(loss):
Foreign currency translation	207,478	97,249
Pension liability adjustment	(121,831)	(132,577)
Unrealized investment gains	9,500	5,424
	95,147	(29,904)
Total stockholders’ equity	1,489,821	1,182,350
Total liabilities and stockholders’ equity	$3,232,416	$2,999,212

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Years Ended
	July 31, 2011	July 31, 2010	July 31, 2009
Net sales	$2,740,916	$2,401,932	$2,329,158
Cost of sales	1,368,399	1,195,830	1,228,468
Gross profit	1,372,517	1,206,102	1,100,690

Selling, general and administrative expenses	813,446	739,936	699,832
Research and development	86,805	74,944	71,213
Restructuring and other charges, net	33,841	17,664	30,723
Interest expense, net	18,903	14,324	28,136
Loss on extinguishment of debt	–	31,513	–
Earnings before income taxes	419,522	327,721	270,786
Provision for income taxes	104,026	86,473	75,167

Net earnings	$315,496	$241,248	$195,619

Earnings per share:
Basic	$2.71	$2.05	$1.65
Diluted	$2.67	$2.03	$1.64

Average shares outstanding:
Basic	116,521	117,437	118,631
Diluted	118,266	118,846	119,571

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

		Capital				Accumulated
		in Excess			Stock	Other
Years Ended July 31, 2009, July 31, 2010	Common	of Par	Retained	Treasury	Option	Comprehensive		Comprehensive
and July 31, 2011	Stock	Value	Earnings	Stock	Loans	Income/(Loss)	Total	Income
Balance at August 1, 2008	$12,796	$178,608	$1,118,616	$(290,508)	$(450)	$120,173	$1,139,235
Comprehensive income:
Net earnings			195,619				195,619	$195,619
Other comprehensive income/(loss):
Foreign currency translation						(52,414)	(52,414)	(52,414)
Pension liability adjustment						(47,655)	(47,655)	(47,655)
Unrealized investment gains						1,080	1,080	1,080
Unrealized loss on derivatives						(167)	(167)	(167)
Comprehensive income								$96,463
Dividends declared			(67,523)				(67,523)
Issuance of 981 shares for stock plans and tax
benefit related to stock plans		(10,872)	(8,977)	32,673			12,824
Restricted stock units related to stock plans		6,539					6,539
Stock based compensation expense		23,484					23,484
Purchase of 3,347 shares				(96,439)			(96,439)
Stock option loans					15		15
Balance at July 31, 2009	12,796	197,759	1,237,735	(354,274)	(435)	21,017	1,114,598
Comprehensive income:
Net earnings			241,248				241,248	$241,248
Other comprehensive income/(loss):
Foreign currency translation						(29,766)	(29,766)	(29,766)
Pension liability adjustment						(23,600)	(23,600)	(23,600)
Unrealized investment gains						2,001	2,001	2,001
Unrealized gain on derivatives						444	444	444
Comprehensive income								$190,327
Dividends declared			(74,263)				(74,263)
Issuance of 1,313 shares for stock plans and tax
benefit related to stock plans		(9,483)	(10,399)	41,938			22,056
Restricted stock units related to stock plans		4,804					4,804
Stock based compensation expense		24,616					24,616
Purchase of 2,720 shares				(99,999)			(99,999)
Stock option loans					211		211
Balance at July 31, 2010	12,796	217,696	1,394,321	(412,335)	(224)	(29,904)	1,182,350
Comprehensive income:
Net earnings			315,496				315,496	$315,496
Other comprehensive income/(loss):
Foreign currency translation						110,229	110,229	110,229
Pension liability adjustment						10,746	10,746	10,746
Unrealized investment gains						4,076	4,076	4,076
Comprehensive income								$440,547
Dividends declared			(80,848)				(80,848)
Issuance of 2,394 shares for stock plans and tax
benefit related to stock plans		(3,439)	(9,918)	78,537			65,180
Restricted stock units related to stock plans		5,975					5,975
Stock based compensation expense		26,433					26,433
Purchase of 2,867 shares				(149,907)			(149,907)
Stock option loans					91		91
Balance at July 31, 2011	$12,796	$246,665	$1,619,051	$(483,705)	$(133)	$95,147	$1,489,821

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	July 31, 2011	July 31, 2010	July 31, 2009
Operating activities:
Net earnings	$315,496	$241,248	$195,619
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Restructuring and other charges, net	7,336	976	4,317
Depreciation and amortization of long-lived assets	98,106	93,628	89,439
Non-cash stock compensation	26,433	24,616	23,484
Write-off of deferred financing costs	–	3,245	–
Redemption premium on senior notes	–	28,268	–
Excess tax benefits from stock based compensation
arrangements	(12,777)	(2,671)	(457)
Amortization of deferred revenue	(2,154)	(2,154)	(2,154)
Deferred income taxes	10,512	(4,976)	(10,642)
Provisions for doubtful accounts	1,455	1,349	2,864
Other	4,394	1,421	(355)
Changes in operating assets and liabilities, net of
effects of acquisitions and dispositions:
Inventories	(5,177)	(8,415)	57,147
Accounts receivable	(41,607)	(14,806)	19,954
Income taxes receivable/payable	3,812	(7,368)	656
Accounts payable and accrued expenses	39,324	67,098	(42,071)
Other assets	(6,579)	(23,972)	20,412
Other liabilities	(8,587)	(19,627)	(30,718)
Net cash provided by operating activities	429,987	377,860	327,495
Investing activities:
Capital expenditures	(160,771)	(136,313)	(133,049)
Purchases of retirement benefit assets	(75,142)	(58,599)	(20,555)
Proceeds from sale of retirement benefit assets	63,222	47,442	18,737
Disposals of fixed assets	1,971	1,603	4,241
Acquisitions of businesses, net of disposals
and cash acquired	–	(8,984)	(37,249)
Other	(5,821)	(13,883)	(14,155)
Net cash used by investing activities	(176,541)	(168,734)	(182,030)
Financing activities:
Long-term borrowings	35,185	798,290	171,010
Repayments of long-term debt	(298,528)	(737,675)	(213,974)
Notes payable	174,600	(2,016)	19,493
Redemption premium on senior notes	–	(28,268)	–
Additions to deferred financing costs	–	(6,311)	–
Purchase of treasury stock	(149,907)	(99,999)	(96,439)
Dividends paid	(77,641)	(71,284)	(64,914)
Net proceeds from stock plans	60,329	23,929	15,757
Excess tax benefits from stock based compensation
arrangements	12,777	2,671	457
Net cash used by financing activities	(243,185)	(120,663)	(168,610)
Cash flow for year	10,261	88,463	(23,145)
Cash and cash equivalents at beginning of year	498,563	414,011	454,065
Effect of exchange rate changes on cash and cash
equivalents	48,942	(3,911)	(16,909)
Cash and cash equivalents at end of year	$557,766	$498,563	$414,011
Supplemental disclosures:
Interest paid	$25,866	$35,611	$40,740
Income taxes paid (net of refunds)	$93,175	$91,871	$84,680

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 – ACCOUNTING POLICIES AND RELATED MATTERS

The Company

     Pall Corporation and its subsidiaries (hereinafter collectively called the “Company” unless the context requires otherwise) manufacture and market filtration, purification and separation products and integrated systems solutions throughout the world to a diverse group of customers. As discussed in Note 18, Segment Information and Geographies, management has determined that the Company’s reportable segments, which are also its operating segments, consist of its two businesses: Life Sciences and Industrial.

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

     Financial statements of foreign subsidiaries have been translated into United States (“U.S.”) dollars at exchange rates as follows: (i) balance sheet accounts at year-end rates, except equity accounts which are translated at historic rates, and (ii) income statement accounts at weighted average rates. Translation gains and losses are reflected in stockholders’ equity, while transaction gains and losses, which result from the settlement of foreign denominated receivables and payables at rates that differ from rates in effect at the transaction date, are reflected in earnings. Net transaction gains/(losses) inclusive of offsetting gains/(losses) on foreign currency forward contracts in fiscal years 2011, 2010 and 2009 amounted to $2,087, ($816) and $191, respectively, and were recorded in selling, general and administrative expenses.

     To prepare the Company’s consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), management is required to make assumptions that may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, inventory valuation; provisions for doubtful accounts; asset recoverability; depreciable lives of fixed assets and useful lives of patents and amortizable intangibles; fair value of financial instruments; income tax assets and liabilities; pension valuations; restructuring and other charges; valuation of assets acquired and liabilities assumed in business combinations; allocation of costs to operating segments; revenue recognition and liabilities for items such as contingencies and environmental remediation. The Company is subject to uncertainties such as the impact of future events; economic, environmental and political factors; and changes in the business climate. Therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Cash and Cash Equivalents

     All financial instruments purchased with a maturity of three months or less, other than amounts held in the benefits protection trust (as discussed in Note 7, Other Current and Non-Current Assets), are considered cash equivalents.

Inventories

     Inventories are valued at the lower of cost (on the first-in, first-out method) or market.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Investments

     Investments (which include equity interests of less than 20%) are considered available-for-sale securities and, as such, are carried at fair value. Unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity until realized from sale or when unrealized losses are deemed by management to be other than temporary. Management considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other than temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the security; and (iii) whether the Company’s intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. Investments are included in “Other non-current assets” in the consolidated balance sheets.

Acquisition Accounting

     Acquisitions of businesses are accounted for using the acquisition method of accounting. The acquisition method of accounting requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research & development (“IPR&D”) be recorded on the balance sheet. Also, transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill. When the Company acquires net assets that do not constitute a business under U.S. GAAP, no goodwill is recognized.

Long-Lived Assets

     The Company performs detailed impairment testing for goodwill at least annually during the Company’s fiscal third quarter, or more frequently if certain events or circumstances indicate impairment might have occurred. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. The Company’s two operating segments, Life Sciences and Industrial, were also determined to be its reporting units. In the first step, the overall fair value for the reporting unit is compared to its book value including goodwill. In the event that the overall fair value of the reporting unit was determined to be less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the overall fair value of the reporting unit and the fair value of the net identifiable assets. If the implied fair value of the goodwill is less than its book value, the difference is recognized as an impairment. In fiscal years 2011 and 2010, the estimated fair values of the Company’s reporting units substantially exceeded the carrying values of these reporting units, and as such, the second step was not performed.

     The Company’s amortizable intangible assets, which are comprised almost entirely of patented and unpatented technology, customer-related intangibles and trademarks, are subject to amortization for periods ranging up to 20 years, principally on a straight-line basis. Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally on the straight-line basis. The estimated useful lives range from 30 to 50 years for buildings, three to ten years for machinery and equipment, three to ten years for information technology hardware and software and eight to ten years for furniture and fixtures. Leasehold improvements are depreciated over the shorter of the remaining life or the remaining lease term.

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

     For further discussion, refer to Note 11, Income Taxes.

Earnings Per Share

     The consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. Employee stock options and restricted stock units of 467, 1,234 and 2,933 for fiscal years 2011, 2010 and 2009, respectively, were not included in the computation of diluted shares because their effect would have been antidilutive.

     The following is a reconciliation between average basic shares outstanding and average diluted shares outstanding:

	2011	2010	2009
Average basic shares outstanding	116,521	117,437	118,631
Effect of dilutive securities (a)	1,745	1,409	940
Average diluted shares outstanding	118,266	118,846	119,571

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

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Adoption of New Accounting Pronouncement

     In October 2009, the Financial Accounting Standards Board (“FASB”) issued updated guidance amending existing revenue recognition accounting pronouncements that address multiple element arrangements. This guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, some companies may recognize revenue on transactions that involve multiple deliverables earlier than under previously existing authoritative guidance. This new authoritative guidance was effective for the Company beginning with its first quarter of fiscal year 2011. The adoption of this authoritative guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – RESTRUCTURING AND OTHER CHARGES, NET

     The following tables summarize the restructuring and other charges (“ROTC”) recorded in fiscal years 2011, 2010 and 2009:

		Other
		Charges/(Gains)
2011	Restructuring (1)	(2)	Total
Employment contract obligations and
other severance benefits	$4,863	$7,519	$12,382
Professional fees and other costs, net of
receipt of insurance claim payments	5,507	2,293	7,800
Asset impairment	7,336	–	7,336
Environmental matters, net of receipt of
insurance claim payment	–	6,349	6,349
Reversal of excess restructuring reserves	(26)	–	(26)
	$17,680	$16,161	$33,841

Cash	$10,344	$13,226	$23,570
Non-cash (a)	7,336	2,935	10,271
	$17,680	$16,161	$33,841

2010
Severance	$6,637	$–	$6,637
Environmental matters	–	6,911	6,911
Professional fees and other costs, net of
receipt of insurance claim payments	5,581	(691)	4,890
Asset impairment/(gain) on disposal	237	(774)	(537)
Reversal of excess restructuring reserves	(237)	–	(237)
	$12,218	$5,446	$17,664

Cash	$10,639	$5,446	$16,085
Non-cash (a)	1,579	–	1,579
	$12,218	$5,446	$17,664

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

		Other
		Charges/(Gains)
2009	Restructuring (1)	(2)	Total
Severance	$18,938	$–	$18,938
Professional fees and other costs, net of
receipt of insurance claim payments	4,734	13	4,747
Environmental matters, net of receipt of
insurance claim payment	–	1,808	1,808
Asset Impairment/loss on disposal	174	3,477	3,651
In-process research and development	–	1,743	1,743
Reversal of excess restructuring reserves	(164)	–	(164)
	$23,682	$7,041	$30,723

Cash	$24,585	$1,821	$26,406
Non-cash	(903)	5,220	4,317
	$23,682	$7,041	$30,723

(a)	Includes $2,935 and $603 of non-cash stock based compensation costs in fiscal year 2011 and fiscal year 2010, respectively.

(1) Restructuring:

     Restructuring charges reflect the expenses incurred in connection with the Company’s cost reduction initiatives. Severance costs and asset impairment charges recorded in fiscal year 2011 relate to the planned closure of manufacturing facilities.

(2) Other Charges/(Gains):

     Employment contract obligations and other severance benefits:

     In fiscal year 2011, the Company recorded charges related to certain employment contract obligations.

     Professional fees and other:

     In fiscal years 2011, 2010 and 2009, the Company recorded legal and other professional fees related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 14, Commitments and Contingencies) which pertain to matters that had been under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). The receipt of insurance claim payments more than offset such costs in fiscal year 2010 and partly offset such costs in fiscal year 2011.

     Environmental matters:

     In fiscal years 2011, 2010 and 2009, the Company increased its previously established environmental reserve primarily related to matters in Pinellas Park, Florida and Ann Arbor, Michigan. Such costs in fiscal years 2009 and 2011 were partly offset by the receipt of insurance claim payments.

     Asset impairment and gain on sale of assets:

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

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2011, 2010 and 2009.

	Severance	Other	Total
2011
Original charge	$4,863	$5,507	$10,370
Utilized	(1,817)	(5,225)	(7,042)
Translation	272	68	340
Balance at Jul. 31, 2011	$3,318	$350	$3,668

2010
Original charge (a)	$6,034	$5,581	$11,615
Utilized	(2,031)	(5,441)	(7,472)
Translation	1	(9)	(8)
Balance at Jul. 31, 2010	$4,004	$131	$4,135
Utilized	(1,356)	(135)	(1,491)
Translation	2	4	6
Balance at Jul. 31, 2011	$2,650	$–	$2,650

2009
Original charge	$18,938	$4,734	$23,672
Utilized	(12,757)	(4,133)	(16,890)
Translation	412	20	432
Balance at Jul. 31, 2009	6,593	621	7,214
Utilized	(4,902)	(588)	(5,490)
Reversal of excess reserves (b)	(143)	–	(143)
Translation	(86)	(27)	(113)
Balance at Jul. 31, 2010	$1,462	$6	$1,468
Utilized	(845)	(6)	(851)
Reversal of excess reserves (b)	(6)	–	(6)
Translation	120	–	120
Balance at Jul. 31, 2011	$731	$–	$731

(a)	Excludes stock-based compensation expense of $603

(b)	Reflects the reversal of excess restructuring reserves originally recorded in fiscal year 2009.

NOTE 3 – ACCOUNTS RECEIVABLE

     Accounts receivable are summarized as follows:

	2011	2010
Billed	$553,500	$493,563
Unbilled	101,652	83,740
Total	655,152	577,303
Less: allowance for doubtful accounts	(8,383)	(10,804)
	$646,769	$566,499

     Unbilled receivables principally relate to revenues accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

NOTE 4 – INVENTORIES

     The major classes of inventory, net, are as follows:

	2011	2010
Raw materials and components	$102,745	$97,574
Work-in-process	96,601	76,986
Finished goods	245,496	240,486
	$444,842	$415,046

     Certain classes of sub-assembly inventory previously classified as raw materials are now being presented as work-in-process. The impact of the change was an increase in work-in-process with a corresponding decrease in raw materials in fiscal year 2010 of $27,696.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

	2011	2010
Land	$51,588	$48,546
Buildings and improvements	521,419	495,741
Machinery and equipment	835,013	779,700
Information technology hardware & software	202,574	140,626
Furniture and fixtures	94,965	86,925
	1,705,559	1,551,538
Less: Accumulated depreciation and amortization	(910,960)	(845,103)
	$794,599	$706,435

     Depreciation expense for property, plant and equipment for fiscal years 2011, 2010 and 2009 was $84,461, $81,861 and $79,420, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

     The following table presents goodwill, allocated by reportable segment.

	2011	2010
Life Sciences	$131,852	$126,854
Industrial	158,754	156,968
	$290,606	$283,822

     The change in the carrying amount of goodwill is attributable to changes in foreign exchange rates used to translate the goodwill contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.

     Intangible assets consist of the following:

	2011
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$102,372	$64,921	$37,451
Customer-related intangibles	26,478	6,598	19,880
Trademarks	6,802	4,684	2,118
Other	4,685	2,399	2,286
	$140,337	$78,602	$61,735

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

	2010
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$99,825	$57,210	$42,615
Customer-related intangibles	26,100	3,511	22,589
Trademarks	6,438	4,196	2,242
Other	3,488	2,107	1,381
	$135,851	$67,024	$68,827

     Amortization expense for intangible assets for fiscal years 2011, 2010 and 2009 was $13,645, $11,534 and $9,751, respectively. Amortization expense is estimated to be approximately $14,468 in fiscal year 2012, $9,654 in fiscal year 2013, $7,765 in fiscal year 2014, $6,254 in fiscal year 2015 and $5,058 in fiscal year 2016.

NOTE 7 – OTHER CURRENT AND NON-CURRENT ASSETS

     Other current assets consist of the following:

	2011	2010
Deferred income taxes	$67,140	$62,797
Income taxes receivable	6,237	10,262
Prepaid income taxes (a)	5,532	73,664
Prepaid expenses	39,322	31,288
Other receivables	41,600	44,640
	$159,831	$222,651

     Other non-current assets consist of the following:

	2011	2010
Deferred income taxes	$97,767	$98,282
Retirement benefit assets (b)	102,152	90,031
Investments (b)	11,779	4,667
Prepaid income taxes	10,828	–
Income taxes receivable	36,469	24,964
Other	17,273	19,425
	$276,268	$237,369

(a)	See Note 11, Income Taxes, for further discussion.

(b)
Retirement benefit assets are held to satisfy obligations related to certain retirement benefit plans, which provide benefits to eligible employees in Germany and the U.S. Included therein are guaranteed investment contracts of $20,992 and $19,753 as of July 31, 2011 and July 31, 2010, respectively. The guaranteed investment contracts were established to pay for supplementary retirement benefits related to plans in Germany. The July 31, 2011 and July 31, 2010 consolidated balance sheets reflect related liabilities in the amounts of $55,859 and $52,063, respectively.

Also included within retirement benefit assets is a benefits protection trust, with assets aggregating $81,160 and $70,278 as of July 31, 2011 and July 31, 2010, respectively. The trust was established for the primary purpose of satisfying certain supplemental post-employment benefit obligations in the U.S. for eligible executives in the event of a change of control of the Company. In addition to holding cash equivalents primarily to satisfy short-term cash requirements relating to benefit payments, the trust primarily invests in U.S. and Municipal government obligations, debt obligations of corporations and financial institutions with high credit ratings. Contractual maturity dates of debt securities held by the trust range from 2011 to 2044. Such debt and equity securities are classified as available-for-sale and aggregated $79,979 and $69,287 as of July 31, 2011 and July 31, 2010, respectively. The July 31, 2011 and July 31, 2010 consolidated balance sheets reflect retirement benefit assets held in the trust of $76,000 and $62,669 that relate to retirement benefit liabilities of $100,157 and $86,345, respectively.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Included in investments is the Company’s investment in Satair A/S (“Satair”) of $11,044 and $4,209, at July 31, 2011 and July 31, 2010, respectively, which is classified as available-for-sale.

     The following is a summary of the Company’s available-for-sale investments by category:

			Gross	Gross	Net
	Cost/		Unrealized	Unrealized	Unrealized
	Amortized		Holding	Holding	Holding
	Cost Basis	Fair Value	Gains	Losses	Gains
2011
Equity securities	$2,381	$12,064	$9,683	$–	$9,683
Debt securities:
Corporate	36,608	38,505	1,960	(63)	1,897
U.S. Treasury	9,544	10,210	666	–	666
Other U.S.
government	27,749	29,089	1,340	–	1,340
Municipal government	1,000	1,002	2	–	2
CMO/mortgage-
backed	166	186	20	–	20
	$77,448	$91,056	$13,671	$(63)	$13,608

2010
Equity securities	$2,375	$5,224	$2,849	$–	$2,849
Debt securities:
Corporate	25,769	27,676	1,912	(5)	1,907
U.S. Treasury	17,905	19,209	1,304	–	1,304
Other U.S.
government	19,009	20,163	1,159	(5)	1,154
Municipal government	1,000	1,001	1	–	1
CMO/mortgage-
backed	230	256	26	–	26
	$66,288	$73,529	$7,251	$(10)	$7,241

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
2011
Debt securities:
Corporate	$3,487	$63	$–	$–	$3,487	$63
	$3,487	$63	$–	$–	$3,487	$63

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
2010
Debt securities:
Other U.S.
government	$723	$5	$–	$–	$723	$5
Corporate	634	5	–	–	634	5
	$1,357	$10	$–	$–	$1,357	$10

The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the years ended July 31, 2011, July 31, 2010 and July 31, 2009:

	2011	2010	2009
Proceeds from sales	$26,941	$15,375	$11,229
Realized gross gains on sales	949	1,175	497
Realized gross losses on sales	21	38	376

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

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

     As of July 31, 2011, the Company had $214,957 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s consolidated balance sheet. Commercial paper issuances during the year carried interest rates ranging between 0.37% and 0.47% and original maturities between 22 and 61 days.

     Long-term debt consists of:

	2011	2010
Senior revolving credit facility, due in fiscal year 2015 (a)	$–	$250,000
5% Senior Notes, due in fiscal year 2020, net of discount (b)	373,228	373,027
Japanese Yen (“JPY”) denominated loan, due in fiscal year 2015 (c)	115,803	104,166
Other	3,434	16,116
Total long-term debt	492,465	743,309
Current portion	(511)	(1,956)
Long-term debt, net of current portion	$491,954	$741,353

(a)	On July 13, 2010, the Company entered into a five-year $500,000 unsecured senior revolving credit facility (the “New Facility”) with a syndicate of banks, which expires on July 13, 2015. The Company terminated the existing $500,000 senior revolving credit facility, which was originally due in fiscal year 2011 (the “Prior Facility”). Simultaneous with entry into the New Facility, the Company borrowed approximately $295,000, principally to: (1) redeem all $280,000 outstanding of the 6.00% Senior Notes originally due in fiscal year 2013 (the “Prior Notes”) and, (2) pay a portion of the redemption premium on the Prior Notes of $28,268 (other funds were used to pay the balance of approximately $13,268). In connection with the New Facility, the Company incurred deferred financing costs of $2,856, which are being amortized to interest expense over the term of the New Facility. In addition, the Company wrote-off approximately $139 of unamortized deferred financing costs related to the Prior Facility, which has been reflected as a loss on the extinguishment of debt. Letters of credit outstanding against the New Facility as of July 31, 2011 were approximately $8,523.

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

In addition, the New Facility includes other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of July 31, 2011, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness, and had no balances outstanding under the New Facility.

(b)	On June 18, 2010, the Company issued $375,000 of publicly traded 5.00% Senior Notes, due 2020 (the “New Notes”). After the closing of the New Notes, the Company received proceeds (net of the discount on the New Notes of $2,006 and underwriting fees of $2,438) of $370,556. The Company used the net proceeds from this offering principally (1) to repay its then outstanding balance on the Prior Facility, and (2) for general corporate purposes. The Prior Notes, originally due August 1, 2012, were fully redeemed in July 2010 after the satisfaction of a 30-day notice period. In connection with this redemption, the Company recorded a loss on extinguishment of debt totaling $31,374, primarily comprised of the aforementioned redemption premium and the recognition of previously deferred financing costs related to the Prior Notes. In connection with the New Notes, the Company incurred deferred financing costs of $3,455, which are being amortized to interest expense over the term of the New Notes.

The notes are unsecured and unsubordinated obligations of the Company and rank pari passu to its other outstanding unsecured and unsubordinated indebtedness.

(c)
On May 26, 2010, the Company refinanced its loan of JPY 9 billion (approximately $115,803 as of July 31, 2011), which was originally due on June 20, 2010, to May 26, 2015. Under the new financing agreement, interest is fixed at a rate of 2.33%. Previously, the interest payments were at a variable rate based upon Yen LIBOR. The Company designated this borrowing as a non-derivative hedge of a portion of its net JPY investment in a Japanese subsidiary.

The aggregate annual maturities of long-term debt during fiscal years 2012 through 2016 are approximately as follows:

2012	$511
2013	473
2014	422
2015	116,206
2016	420

Interest expense, net, for fiscal years 2011, 2010 and 2009 is comprised of:

	2011	2010	2009
Interest expense(i)	$26,055	$19,910	$36,864
Interest income	7,152	5,586	8,728
Interest expense, net	$18,903	$14,324	$28,136

(i)	For fiscal years 2011, 2010 and 2009, interest expense was (reduced)/increased by $(485), $(6,807) and $7,684, respectively, related to Income taxes payable. See Note 11, Income Taxes for further discussion.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The weighted average interest rates on notes payable at the end of fiscal years 2011 and 2010 were 0.38% and 0.20%, respectively. The weighted-average borrowing rate was 3.16% and 3.55% as of July 31, 2011 and July 31, 2010, respectively.

     As of July 31, 2011, the Company had available unsecured credit facilities, totaling approximately $178,830, with $4,034 in compensating balances. These credit facilities provide the Company’s foreign subsidiaries with short-term liquidity and overdraft protection, and support various programs (such as guarantee, performance bond and warranty) mandated by customers. At July 31, 2011, there were no borrowings under these facilities. There was $75,182 outstanding under these credit facilities which were committed to the aforementioned programs.

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
     The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2011:

		Fair Value Measurements
	As of
	Jul. 31, 2011	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$4,575	$4,575	$–	$–
Available-for-sale securities:
Equity securities	12,064	12,064		–
Debt securities:
Corporate	38,505	–	38,505	–
U.S. Treasury	10,210	–	10,210	–
Other U.S. government	29,089	–	29,089	–
Municipal government	1,002	–	1,002	–
CMO/mortgage-backed	186	–	186	–
Derivative financial instruments:
Foreign exchange forward contracts	1,456	–	1,456	–

Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	478	–	478	–

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

     The fair value of the Company’s foreign currency forward contracts were valued using pricing models, with all significant inputs derived from or corroborated by observable market data such as yield curves, currency spot and forward rates and currency volatilities. These investments are included in Level 2 of the fair value hierarchy.

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

NOTE 10 – FINANCIAL INSTRUMENTS AND RISKS & UNCERTAINTIES

     As of July 31, 2011, the Company had foreign currency forward contracts outstanding with notional amounts aggregating $296,252, whose fair values were a net asset of $978. As discussed in Note 8, Notes Payable and Long-term Debt, the Company refinanced its JPY 9 billion loan during the fourth quarter of fiscal year 2010. In conjunction with this refinancing, the previously existing variable to fixed rate interest rate swap that was used to lock in fixed cash outflows on its variable rate JPY 9 billion loan was settled. The Company used this swap to mitigate the associated risk of changes in market interest rates in Japan. As a result, the cumulative unrealized losses that were recorded in accumulated other comprehensive income were reclassified into earnings in fiscal year 2010. Under the new financing agreement, interest is at a fixed rate. The Company designated this borrowing as a non-derivative hedge of a portion of its net JPY investment in a Japanese subsidiary.

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

Foreign Exchange

a. Derivatives Not Designated as Hedging Instruments

     The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the twelve months ended July 31, 2011 and July 31, 2010 was $2,403,274 and $1,427,295, respectively.

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

Interest Rates

a. Cash Flow Hedges

     At July 31, 2011 and July 31, 2010, there were no existing cash flow hedges. See above regarding the settlement of the previously existing variable to fixed rate interest rate swap.

     The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
		Fair
July 31, 2011	Balance Sheet Location	Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Not applicable (“NA”)

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,456	Other current liabilities	$478
Total derivatives

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current
			portion	$115,803

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

	Asset Derivatives		Liability Derivatives
		Fair
July 31, 2010	Balance Sheet Location	Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Not applicable (“NA”)

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$2,166	Other current liabilities	$555
Total derivatives		$2,166		$555

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current
			portion	$104,166

     The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the years ended July 31, 2011 and July 31, 2010 are presented as follows:

Location of Loss
	Amount of Gain		Reclassified from	Amount of Loss Reclassified from
	Recognized in OCI on Derivatives		Accumulated OCI	Accumulated OCI into Earnings
	(Effective Portion)		into Earnings	(Effective Portion) (a)
	Jul. 31, 2011	Jul. 31, 2010	(Effective Portion)	Jul. 31, 2011	Jul. 31, 2010
Derivatives in cash
flow hedging
relationships
Interest rate swap
contract	$–	$444	Interest expense	$–	$(1,024)

(a)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the twelve months ended July 31, 2011 and July 31, 2010.

     The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the years ended July 31, 2011 and July 31, 2010 are presented as follows:

	Location of Loss Recognized in	Amount of Loss Recognized in Earnings on
	Earnings on Derivatives	Derivatives
		Jul. 31, 2011	Jul. 31, 2010
Derivatives not designated as
hedging relationships
Foreign exchange forward	Selling, general and administrative
contracts	expenses	$(4,916)	$(2,154)

     The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the years ended July 31, 2011 and July 31, 2010 are presented as follows:

Location of Gain
or (Loss)
	Amount of Loss		Reclassified from
	Recognized in OCI on		Accumulated OCI	Amount of Gain or (Loss) Reclassified from
	Derivatives		into Earnings	Accumulated OCI into Earnings
	(Effective Portion)		(Effective Portion)	(Effective Portion) (b)
	Jul. 31, 2011	Jul. 31, 2010		Jul. 31, 2011	Jul. 31, 2010
Nonderivatives
designated as
hedging relationships
Net investment hedge	$(7,448)	$(5,789)	N/A	$–	$–

(b)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the years ended July 31, 2011 and July 31, 2010.

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

     The Company’s products are sold to a diverse group of customers throughout the world. The Company is subject to certain risks and uncertainties as a result of changes in general economic conditions, sources of supply, competition, foreign exchange rates, tax regulatory changes, litigation and other regulatory developments. Management believes the diversity and breadth of the Company’s products, markets served and geographic operations mitigate the risk that adverse changes in any one area would materially affect the Company’s financial position. Additionally, as a result of the diversity of its customer base, the Company does not consider itself exposed to concentration of credit risks. These customer risks are further minimized by placing credit limits, ongoing monitoring of customers’ account balances, and assessment of customers’ financial strength.

NOTE 11 – INCOME TAXES

     The components of earnings before income taxes are as follows:

	2011	2010	2009
Domestic operations	$108,072	$15,331	$(9,193)
Foreign operations	311,450	312,390	279,979
	$419,522	$327,721	$270,786

The provisions for income taxes consist of the following
items:
Current:
Federal, state and local	$18,570	$11,109	$2,843
Foreign	74,944	80,340	82,966
	$93,514	91,449	85,809
Deferred:
Federal, state and local	246	(3,050)	(11,623)
Foreign	10,266	(1,926)	981
	10,512	(4,976)	(10,642)
	$104,026	$86,473	$75,167

     A reconciliation of the provisions for income taxes follows:

	2011	2010	2009
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

Foreign income and withholding taxes,
net of U.S. foreign tax credits	(3.7)	(3.0)	(6.9)
Net unrecognized tax benefit adjustments	(6.0)	(6.4)	(0.5)
Tax credits	(0.9)	(0.2)	(0.9)
Other, net	0.4	1.0	1.1
Effective tax rate	24.8%	26.4%	27.8%

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The rate impact for foreign income and withholding taxes, net of U.S. foreign tax credits, reflects the jurisdictional location of earnings, costs of certain repatriation decisions, and uncertain tax positions. The Company operates subsidiaries in Puerto Rico, Switzerland and Singapore which benefit from tax incentives. The Puerto Rico tax incentive grant provides that the Company’s manufacturing operations will be partially exempt from local taxes through the end of fiscal year 2013. The Company is currently in the process of negotiating a new tax incentive grant in Puerto Rico. The Switzerland tax incentive grants provide that the Company’s profits will be partially exempt from local taxes. These grants expire between fiscal year 2018 and 2020. The Singapore tax incentive grant provides that the Company’s profits will be partially exempt from local taxes through the end of fiscal year 2019, with an opportunity to extend ten more years. These tax incentives as compared with the local statutory rates resulted in a reduction of tax expense amounting to $18,504 in 2011, $4,903 in 2010 and $7,421 in 2009.

     The rate impact for net unrecognized tax benefit adjustments represents changes in the Company’s net liability for unrecognized tax benefits related to tax positions taken in prior-years, including changes in estimates, tax settlements, and lapses of applicable statutes of limitation. In fiscal year 2011, the Company reversed $22,829 of previously recorded liabilities related to tax and penalties, as well as $7,333 related to interest ($4,668 net of income tax cost) that were accrued but not assessed as part of the Internal Revenue Service (“IRS”) audits of fiscal years 1999 through 2005. In May 2011, the IRS concluded its audit of these years, including the matter previously disclosed for those years in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K. In closing the audit, the IRS did not assess any penalties. Additionally, $70,079 of current prepaid income tax has been reflected as a reduction of current income taxes payable and current interest payable. The Company will not make any further cash payments to the IRS or receive any refunds with respect to these matters. In fiscal year 2010, the Company reversed $20,602 of previously recorded liabilities related to tax and penalties, as well as $10,420 related to interest ($8,938 net of income tax cost) primarily related to the resolution of foreign tax audits and expiring foreign statutes of limitation for assessment of uncertain tax positions.

     As of July 31, 2011, the Company has not provided deferred taxes on approximately $1,101,791 of undistributed foreign subsidiaries’ earnings because it intends to invest substantially all such earnings in its foreign operations indefinitely. The additional U.S. and non-U.S. income and withholding taxes that would arise on the reversal of the temporary differences could be offset, in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income taxes and withholding taxes that might be payable on the remaining pool of undistributed earnings if a reversal of temporary differences occurred.

     The components of the net deferred tax asset at July 31, are as follows:

	2011	2010
Deferred tax asset:
Tax loss and tax credit carry-forwards	$45,375	$41,393
Inventories	22,476	32,954
Compensation and benefits	39,220	37,651
Environmental	5,616	4,714
Accrued expenses	27,123	25,999
Amortization	4,767	6,335
Net pensions	58,245	67,970
Other	31,393	20,492
Gross deferred tax asset	234,215	237,508
Valuation allowance	(22,814)	(23,474)
Total deferred tax asset	211,401	214,034
Deferred tax liability:
Amortization	(12,213)	(12,549)
Plant and equipment	(29,222)	(25,990)
Revenue recognition	(5,692)	(16,591)
Undistributed foreign earnings	(7,270)	(3,570)
Other	(4,096)	(2,222)
Total deferred tax liability	(58,493)	(60,922)
Net deferred tax asset	$152,908	$153,112

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheet at July 31:

	2011	2010
Other current assets	$67,140	$62,797
Other non-current assets	97,767	98,282
Accrued liabilities	(1,188)	(103)
Deferred income taxes	(10,811)	(7,864)
Total	$152,908	$153,112

     As of July 31, 2011, the Company had available tax net operating loss and tax credit carry forwards subject to expiration as follows:

	Operating
Year of Expiration	Losses	Tax Credits
2012	$–	$153
2013-2021	3,709	16,444
2022-2031	–	6,075
Subtotal	3,709	22,672
Indefinite	89,033	–
Total	$92,742	$22,672

     In addition, the Company has various state net operating loss carryforwards that expire in varying amounts through fiscal year 2031.

     In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, management assesses the generation of sufficient taxable income from all sources, including the scheduled reversal of taxable temporary differences, tax-planning strategies and projected future operating income. To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. Based on these considerations, management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the July 31, 2011 valuation allowance.

     The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits:

	2011	2010	2009
Beginning balance	$227,256	$240,683	$242,287
Increases for tax positions taken during the current year	51,327	31,645	17,753
Increases to tax positions taken in prior years	1,516	3,189	8,203
Decreases to tax positions taken in prior years	(13,998)	(31,344)	(16,951)
Settlements with tax authorities	(72,307)	(6,260)	(643)
Expiration of statutes of limitation	(8,662)	(6,785)	–
Translation and other	3,248	(3,872)	(9,966)
Ending balance	$188,380	$227,256	$240,683

     Included in the balance of unrecognized tax benefits at July 31, 2011, July 31, 2010, and July 31, 2009 respectively, are $127,182, $164,177, and $158,890 of tax benefits that, if recognized, would affect the effective tax rate.

     During the fiscal year ended July 31, 2011, the amount of gross unrecognized tax benefits decreased primarily due to the resolution of the U.S. federal tax audit covering fiscal years 1999 through 2005 discussed above, and the expiration of certain foreign statutes of limitation.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitation. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. As of July 31, 2011, the Company is subject to U.S. federal and state local income tax examinations for the fiscal tax years ended in 2006 through 2008, and to non-U.S. income tax examinations for the fiscal tax years ended in 2005 through 2009.

     During the fiscal year ended July 31, 2011, the Company recorded net earnings from the reversal of interest and penalties of $15,376 and in total, as of July 31, 2011, has recognized a liability of $29,652 related to interest and penalties. During fiscal year ended July 31, 2010, the Company recorded net earnings from the reversal of interest and penalties of $8,992 and in total, as of July 31, 2010, had recognized a liability of $62,546 related to interest and penalties. During the fiscal year ended July 31, 2009, the Company accrued interest and penalties of $7,011.

     Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $7,019.

NOTE 12 – ACCRUED AND OTHER NON-CURRENT LIABILITIES

     Accrued liabilities consist of the following:

	2011	2010
Payroll and related taxes	$148,063	$128,953
Customer advances	40,203	31,590
Benefits	18,549	15,208
Interest payable	7,257	25,277
Environmental remediation (a)	2,985	3,452
Deferred income taxes	1,188	103
Other	76,240	65,661
	$294,485	$270,244

Other non-current liabilities consist of the following:

	2011	2010
Retirement benefits (b)	$218,395	$243,564
Interest payable – non-current	22,504	20,323
Deferred revenue (c)	7,359	9,513
Environmental remediation (a)	12,301	9,351
Other	14,224	12,838
	$274,783	$295,589

(a)	For further discussion regarding environmental remediation liabilities refer to Note 14, Contingencies and Commitments.

(b)	For discussion regarding retirement benefits refer to Note 13, Pension and Profit Sharing Plans and Arrangements.

(c)	On December 16, 2005, the Company sold the rights to its Western Hemisphere commercial aerospace aftermarket distribution channel for the Company’s products for a ten-year period to Satair. The proceeds received for the distribution rights were recorded as deferred revenue and are being amortized as an increase to sales over the life of the distribution agreement.

NOTE 13 – PENSION AND PROFIT SHARING PLANS AND ARRANGEMENTS

Defined Benefit Plans

     The Company provides substantially all domestic and foreign employees with retirement benefits. Funding policy for domestic plans, which is primarily comprised of a cash balance pension plan, is in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”); for foreign plans, funding is determined primarily by local tax laws and other regulations. Pension costs charged to operations totaled $37,133, $28,541 and $23,240 in fiscal years 2011, 2010 and 2009, respectively.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Pension Plan Results for Defined Benefit Plans

     The following table reflects the change in benefit obligations, change in plan assets and funded status for these plans:

	U.S. Plans		Foreign Plans		Total
	2011	2010	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation - beginning of year	$238,809	$210,575	$365,680	$332,489	$604,489	$543,064
Curtailments and settlements	–	–	(8,832)	(93)	(8,832)	(93)
Service cost	8,058	7,954	5,260	4,868	13,318	12,822
Interest cost	12,264	12,213	18,495	17,684	30,759	29,897
Plan participant contributions	–	–	25	25	25	25
Plan amendments	4	4,053	(2,806)	–	(2,802)	4,053
Actuarial loss	14,425	14,462	3,492	39,936	17,917	54,398
Total benefits paid	(12,069)	(10,448)	(14,506)	(11,657)	(26,575)	(22,105)
Effect of exchange rates	–	–	23,811	(17,572)	23,811	(17,572)
Benefit obligation – end of year	261,491	238,809	390,619	365,680	652,110	604,489
Change in plan assets (a):
Fair value of plan assets – beginning of year	114,588	95,773	241,883	211,436	356,471	307,209
Curtailments and settlements	–	–	(8,832)	–	(8,832)	–
Actual return on plan assets	14,131	8,845	28,213	24,477	42,344	33,322
Company contributions	24,688	20,418	25,888	26,835	50,576	47,253
Plan participant contributions	–	–	25	25	25	25
Benefits paid from plan assets	(12,069)	(10,448)	(14,506)	(11,657)	(26,575)	(22,105)
Effect of exchange rates	–	–	14,758	(9,233)	14,758	(9,233)
Fair value of plan assets - end of year	141,338	114,588	287,429	241,883	428,767	356,471

Funded status (a)	$(120,153)	$(124,221)	$(103,190)	$(123,797)	$(223,343)	$(248,018)

Accumulated benefit obligation	$240,430	$215,548	$377,910	$355,109	$618,340	$570,657

Plans with accumulated benefit obligations in excess
of plan assets consist of the following:
Accumulated benefit obligation	$240,430	$215,548	$375,368	$354,183	$615,798	$569,731
Projected benefit obligation	261,491	238,809	387,542	364,754	649,033	603,563
Plan assets at fair value	141,338	114,588	284,667	240,774	426,005	355,362

(a)
The Company has certain supplemental defined benefit plans, which provide benefits to eligible executives in the U.S. and employees abroad for which the above tables do not include certain Company assets relating to these plans of $75,012 and $61,685 for the U.S. plans and $20,992 and $19,753 for the foreign plans as of July 31, 2011 and July 31, 2010, respectively. Liabilities, included in the tables above, related to these plans were $99,169 and $85,361 for the U.S. plans and $55,859 and $52,063 for the foreign plans as of July 31, 2011 and July 31, 2010, respectively.

	U.S. Plans		Foreign Plans
	2011	2010	2011	2010
Amounts recognized in the balance sheet consists of:
Non-current assets	$–	$–	$177	$183
Current liabilities	(3,746)	(3,328)	(1,379)	(1,309)
Non-current liabilities	(116,407)	(120,893)	(101,988)	(122,671)
Net amount recognized	$(120,153)	$(124,221)	$(103,190)	$(123,797)

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     Net periodic benefit cost for the Company’s defined benefit pension plans includes the following components:

	U.S. Plans			Foreign Plans
	2011	2010	2009	2011	2010	2009
Service cost	$8,058	$7,954	$8,132	$5,260	$4,868	$4,723
Interest cost	12,264	12,213	12,426	18,495	17,684	16,025
Expected return on plan assets	(8,381)	(8,092)	(8,455)	(14,319)	(13,309)	(13,132)
Amortization of prior service cost	2,142	1,813	1,538	310	256	235
Amortization of actuarial loss	5,826	2,432	1,056	5,702	2,765	701
Gain due to curtailments and
settlements	–	–	–	1,776	(43)	(9)
Net periodic benefit cost	$19,909	$16,320	$14,697	$17,224	$12,221	$8,543

     Other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ending July 31, 2011 are as follows:

	U.S. Plans	Foreign Plans
Net actuarial loss/(gain)	$8,675	$(10,402)
Recognized actuarial loss (including impact of curtailments and settlements)	(5,826)	(7,478)
Prior service cost/(credit)	4	(2,806)
Recognized prior service cost	(2,142)	(310)
Effect of exchange rates on amounts included in accumulated other
comprehensive income	–	5,725
Total recognized in other comprehensive (income)/loss, before tax effects	$711	$(15,271)
Total recognized in other comprehensive (income)/loss, net of tax effects	$455	$(11,201)
Total recognized in net periodic benefit cost and other comprehensive
(income)/loss, before tax effects	$20,620	$1,953
Total recognized in net periodic benefit cost and other comprehensive
(income)/loss, net of tax effects	$13,197	$362

     Amounts recognized in accumulated other comprehensive income (before tax effects) as of July 31, 2011 are as follows:

		Foreign
	U.S. Plans	Plans	Total
Prior service cost/(credit)	$9,513	$(1,716)	$7,797
Net loss	76,451	99,337	175,788
Total amounts recognized in accumulated other
comprehensive income	$85,964	$97,621	$183,585

     Amounts recognized in accumulated other comprehensive income (before tax effects) as of July 31, 2010 are as follows:

		Foreign
	U.S. Plans	Plans	Total
Prior service cost	$11,651	$1,256	$12,907
Net loss	73,602	111,636	185,238
Total amounts recognized in accumulated other
comprehensive income	$85,253	$112,892	$198,145

     Amounts in accumulated other comprehensive income expected to be amortized as components of net periodic benefit cost during fiscal year 2012 are as follows:

		Foreign
	U.S. Plans	Plans	Total
Prior service cost/(credit)	$1,779	$(134)	$1,645
Net actuarial loss	$7,733	$5,438	$13,171

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Plan Assumptions

     The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost:

	U.S. Plans			Foreign Plans
	2011	2010	2009	2011	2010	2009
Assumptions used to determine
benefit obligations
Discount rate	5.00%	5.25%	6.00%	4.90%	5.00%	5.66%
Rate of compensation increase	4.61%	4.63%	4.66%	3.18%	3.00%	3.01%

Assumptions used to determine
net periodic benefit cost
Discount rate	5.25%	6.00%	6.75%	5.00%	5.66%	5.92%
Expected long-term rate of return on
plan assets	7.00%	7.00%	7.00%	5.71%	5.92%	6.33%
Rate of compensation increase	4.63%	4.66%	4.69%	3.00%	3.01%	3.15%

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

Plan Assets and Investment Policies

     The Company’s investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while preserving plan assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term return and risk. Plan assets are diversified across several investment managers and are generally invested in liquid funds that track broad market equity and bond indices. The target allocations for the plan assets (based on a weighted average) are 50% equity securities, 30% corporate and government securities, 20% to all other types of investments. Equity securities include investments in domestic and international companies. Fixed income securities include corporate bonds of companies from diversified industries and U.S. and foreign government treasury securities. Other types of investments include investments in a limited partnership, insurance contracts, commingled funds (which primarily represent investments in common collective trusts and fund of funds) and a longevity derivative which follow several different strategies. Plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The following tables present, for each of the fair value hierarchy levels (as defined in Note 9, Fair Value Measurements) the Company’s U.S. and Foreign defined benefit net pension plan assets as of July 31, 2011 and July 31, 2010:

		Fair Value Measurements
	As of
	Jul. 31, 2011	Level 1	Level 2	Level 3
U.S. Plans
Assets
Investments
Equity securities	$77,753	$77,753	$–	$–
Debt securities:
Other U.S. government &
mortgage/asset-backed	19,070	–	19,070	–
Corporate	16,664	–	16,664	–
U.S. Treasury	6,846	–	6,846	–
Other investments:
Limited partnership	10,058	–	–	10,058
Commingled funds	13,168	–	13,168	–
Total investments	143,559	77,753	55,748	10,058
Other receivables	388	388	–	–
Total assets	$143,947	$78,141	$55,748	$10,058

Liabilities
Payables	$2,609	$2,609	$–	$–
Total liabilities	2,609	2,609	–	–
Net U.S. pension assets	$141,338	$75,532	$55,748	$10,058

Foreign Plans
Cash equivalents	$455	$455	$–	$–
Equity securities	126,137	126,137	–	–
Debt securities:
Corporate	41,544	–	41,544	–
Government bonds	46,414	–	46,414	–
Other investments:
Commingled funds	51,266	–	39,101	12,165
Insurance contracts	13,631	–	–	13,631
Real estate funds	8,617	–	–	8,617
Total foreign pension assets	$288,064	$126,592	$127,059	$34,413

Liabilities
Longevity derivative	$635	$–	$–	$635
Total liabilities	635	–	–	635
Net foreign pension assets	$287,429	$126,592	$127,059	$33,778

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

		Fair Value Measurements
	As of
	Jul. 31, 2010	Level 1	Level 2	Level 3
U.S. Plans
Assets
Investments
Equity securities	$57,773	$57,773	$–	$–
Debt securities:
Other U.S. government &
mortgage/asset-backed	16,167	–	16,167	–
Corporate	13,719	–	13,719	–
U.S. Treasury	10,269	–	10,269	–
Other investments:
Limited partnership	6,794	–	–	6,794
Commingled funds	14,602	–	14,602	–
Total investments	119,324	57,773	54,757	6,794
Other receivables	412	412	–	–
Total assets	$119,736	$58,185	$54,757	$6,794

Liabilities
Payables	$5,148	$5,148	$–	$–
Total liabilities	5,148	5,148	–	–
Net U.S. pension assets	$114,588	$53,037	$54,757	$6,794

Foreign Plans
Assets
Cash equivalents	$8,260	$8,260	$–	$–
Equity securities	103,745	103,745	–	–
Debt securities:
Corporate	40,577	–	40,577	–
Government bonds	28,258	–	28,258	–
Other investments:
Commingled funds	41,023	–	39,405	1,618
Insurance contracts	12,309	–	–	12,309
Real estate funds	7,711	–	–	7,711
Net foreign pension assets	$241,883	$112,005	$108,240	$21,638

     The following tables present an analysis of changes during fiscal year 2011 and fiscal year 2010 in Level 3 plan assets, by plan asset class, for U.S. and Foreign pension plans using significant unobservable inputs to measure fair value:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Limited	Commingled	Insurance	Real estate	Longevity
	partnership	funds	contracts	funds	derivative	Total
Beginning Balance at July 31, 2010	$6,794	$1,618	$12,309	$7,711	$–	$28,432
Actual return on plan assets:
Assets held, end of year	739	324	509	550	(619)	1,503
Assets sold during the period	25			–		25
Purchases, sales, and
settlements, net	2,500	9,798	(725)	6		11,579
Exchange rate changes	–	425	1,538	350	(16)	2,297
Ending balance at July 31, 2011	$10,058	$12,165	$13,631	$8,617	$(635)	$43,836

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

Cash Flows

     Management’s estimate of the Company’s cash requirements for the defined benefit plans for the year ending July 31, 2012 is $20,643. This is comprised of expected benefit payments of $7,290, which will be paid directly to plan participants from Company assets, as well as expected Company contributions of $13,353. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ from current estimates.

     The following table provides the pension benefits expected to be paid to participants in the next ten fiscal years, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from plan assets:

Expected pension benefit payments
2012	$24,097
2013	34,814
2014	27,007
2015	29,681
2016	32,328
2017-2021	188,186

Defined Contribution Plans

     The Company’s 401(k) and profit sharing plan covers substantially all domestic employees of the Company and its participating subsidiaries, other than those employees covered by a union retirement plan. The Plan provides that participants may voluntarily contribute a percentage of their compensation and the Company will make a matching contribution equal to 100% of the first 3% of each participant’s contributions. The expense associated with the plan for fiscal years 2011, 2010, and 2009 was $5,964, $6,010 and $6,134, respectively.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The Company and its subsidiaries also participate in defined contribution pension plans primarily for the benefit of certain foreign employees. The expense associated with these plans was $14,764, $12,178 and $9,544 for fiscal years 2011, 2010 and 2009, respectively.

NOTE 14 – CONTINGENCIES AND COMMITMENTS

     With respect to the matters described below under the headings Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, the Company has assessed the ultimate resolution of these matters and has reflected appropriate contingent liabilities and related insurance recoveries of an equal amount in the consolidated financial statements as of July 31, 2011.

Federal Securities Class Actions:

     Four putative class action lawsuits were filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K. These lawsuits were filed between August 14, 2007 and October 11, 2007 in the U.S. District Court for the Eastern District of New York. By Order dated May 28, 2008, the Court consolidated the cases under the caption “In re Pall Corp,” No. 07-CV-3359 (E.D.N.Y.) (JS) (ARL), appointed a lead plaintiff and ordered that the lead plaintiff file a consolidated amended complaint. The lead plaintiff filed its consolidated amended complaint on August 4, 2008. The lead plaintiff seeks to act as representative for a class consisting of purchasers of the Company’s stock between April 20, 2007, and August 2, 2007, inclusive. The consolidated amended complaint names the Company and its current chief executive officer and chief financial officer as defendants and alleges violations of Section 10(b) and 20(a) of the Exchange Act, as amended, and Rule 10b-5 promulgated by the Securities and Exchange Commission. It alleges that the defendants violated these provisions of the federal securities laws by issuing materially false and misleading public statements about the Company’s financial results and financial statements, including the Company’s income tax liability, effective tax rate, internal controls and accounting practices. The plaintiffs seek unspecified compensatory damages, costs and expenses. The Company moved to dismiss the consolidated amended complaint on September 19, 2008, and filed its reply brief to the lead plaintiff’s opposition to the Company’s motion to dismiss on December 2, 2008. By Memorandum and Order dated September 21, 2009, the Court denied the Company’s motion to dismiss the consolidated amended complaint and granted the lead plaintiff leave to amend the consolidated amended complaint by filing a second amended complaint. On October 9, 2009, the Company moved for certification for interlocutory appeal, and the Court denied the motion by Memorandum and Order entered November 25, 2009. During the fiscal year ended July 31, 2011, discovery resumed and is currently expected to be complete by December 31, 2011. The lead plaintiff has requested that the Court extend the discovery period into 2012.

Shareholder Derivative Lawsuits:

     On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County, relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K. These actions purported to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs alleged that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006 and the first three quarters of fiscal year 2007. The complaints sought unspecified compensatory damages on behalf of the Company, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints for failure to make a demand upon the Company’s board of directors, which motions were granted on April 30 and May 2, 2008. On September 19, 2008, the same two plaintiffs filed a derivative lawsuit in New York Supreme Court, Nassau County, which was served on the Company on September 26, 2008 (the “Saxton Derivative”). This action purports to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter. In addition, the plaintiffs allege that the board’s refusal of their demand to commence an action against the defendants was not made in good faith. The plaintiffs and the Company agreed to stay this proceeding pending resolution of the Company’s motion to dismiss in the federal securities class action lawsuit related to the tax matter after which resolution the plaintiffs and the Company agreed to confer about a schedule for the defendants’ time to answer or otherwise respond to the complaint.

     On September 21, 2009, the United States District Court for the Eastern District of New York denied the Company’s motion to dismiss the consolidated amended complaint in the federal securities class action lawsuit. On October 9, 2009, the Company moved for certification for interlocutory appeal in the federal securities class action lawsuit, and the Court denied the motion by Memorandum and Order entered November 25, 2009. The Saxton Derivative is no longer stayed.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     On January 10, 2008, a third shareholder filed a derivative lawsuit in the U.S. District Court for the Eastern District of New York. That action, which purported to bring claims on behalf of the Company, alleged breaches of fiduciary duty, unjust enrichment, and insider selling and misappropriation of information by certain directors and officers of the Company.  On March 10, 2008, the defendants moved to dismiss on the grounds that the complaint failed to establish that federal subject matter existed over the action. The plaintiff subsequently voluntarily dismissed the action without prejudice.

     On November 13, 2008, a fourth shareholder filed a derivative lawsuit in New York Supreme Court, Nassau County, against certain current and former directors and officers of the Company, and against the Company, as nominal defendant, which was served on the Company on December 4, 2008 (the “Hoadley Derivative”). The Hoadley Derivative action purports to bring similar claims as the Saxton Derivative. The plaintiffs and the Company have agreed to an identical stay as in the Saxton Derivative. This action is no longer stayed.

     On January 28, 2011, an additional shareholder filed a derivative lawsuit in New York Supreme Court, Nassau County, against certain current and former directors and officers of the Company, and against the Company as nominal defendant (the “Nadoff Derivative”). The action purports to bring claims on behalf of the Company similar to those alleged in the Saxton and Hoadley Derivative actions. The complaint seeks damages, together with various injunctive and declaratory relief. On March 30, 2011, the defendants moved to dismiss or, in the alternative, to stay the last-filed Nadoff derivative action. That motion has been adjourned.

Other Proceedings:

     The SEC and U.S. Attorney’s Office for the Eastern District of New York conducted investigations in connection with the tax matter described above in fiscal years 2008 and 2009. The Company cooperated with these investigations. Since fiscal year 2010, these proceedings have been inactive.

Environmental Matters:

     The Company has environmental matters, discussed below, at the following three U.S. sites: Ann Arbor, Michigan; Pinellas Park, Florida and Glen Cove, New York.

     The Company’s balance sheet at July 31, 2011 contains environmental liabilities of $15,286, which relate to the items discussed below. In the opinion of Company management, the Company is in substantial compliance with applicable environmental laws and regulatory orders and its accruals for environmental remediation are adequate at this time.

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

     By letter dated June 15, 2007, the Michigan Department of Environmental Quality (“MDEQ”) claimed Gelman was in violation of the Consent Judgment and related work plans due to its failure to operate a groundwater extraction well in the Evergreen Subdivision at the approved minimum purge rate. The MDEQ sought to assess stipulated penalties. Gelman filed a Petition for Dispute Resolution with the Court on July 6, 2007 contesting these penalties. Prior to the hearing on Gelman’s petition, the parties met and the MDEQ agreed to waive these penalties in exchange for Gelman’s agreement to perform additional investigations in the area. The Court entered a Stipulated Order to this effect on August 7, 2007. Since then, Gelman has installed several monitoring wells requested by the State. Representatives of Gelman and the State met on December 10, 2007 to discuss the data obtained from these wells and to plan further investigative activities. On April 15, 2008, Gelman submitted two reports summarizing the results of the investigation to date. Gelman also submitted a “capture zone analysis” that confirmed that Gelman was achieving the cleanup objective for the Evergreen Subdivision system. On June 23, 2008, the State provided its response to these reports. The response also addressed outstanding issues regarding several other areas of the site. In its response, the State asked the Company to undertake additional investigation in the Evergreen Subdivision area and in other areas of the site to more fully delineate the extent of contamination. The State also asked the Company to capture additional contaminated groundwater in the Wagner Road area, near the Gelman property, unless the Company can show that it is not feasible to do so. Gelman proposed to the MDEQ several modifications to the Consent Judgment on August 1, 2008 and met with the MDEQ to discuss these modifications (and other outstanding issues) on September 15, 2008. The parties agreed that Gelman would prepare and submit to the MDEQ an outline for modifications to the existing Consent Judgment (and Administrative Orders) by October 15, 2008 and that the parties would meet thereafter to discuss. On April 29, 2009, the Court issued an order that sets forth a schedule for the various steps that must be taken to implement agreed upon modifications to the cleanup program. Pursuant to that schedule, the Company submitted its Comprehensive Proposal to Modify Cleanup Program (the “Proposal”) to the State on May 4, 2009. On June 15, 2009, the State refused to approve the Company’s Proposal. Pursuant to the Court-imposed schedule, the Company filed pleadings identifying areas of dispute and motions seeking approval of its Proposal on August 18, 2009. The MDEQ did not file any pleadings regarding the Company’s Proposal, but did file a motion to enforce the existing Consent Judgment that asks the Court to order the Company to undertake additional response activities with regard to certain portions of the site. The MDEQ’s motion does not seek monetary damages. The Court has not indicated the exact process by which it will resolve these disputes.

     The State and the Company have met several times during fiscal year 2010 and in fiscal year 2011 in order to resolve the outstanding disputes. After almost two years of working with the MDEQ to revise the cleanup program, the Washtenaw County Circuit Court approved the third amendment to the Consent Judgment on March 8, 2011.

     The reserve established at the end of fiscal year 2010 for the revised global remediation plan contemplated a start date of remediation under the new plan of January 1, 2011, which was then delayed until May 2011. During the fiscal year ended July 31, 2011, $3,817 was added to the reserve to reflect the current assessment of the future costs based on the final remediation plan. Based on the known situation, Company management has concluded that the current remediation reserve of $10,692 at July 31, 2011 is appropriate.

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

     Pursuant to FDEP requirements, the Company installed additional on-site and off-site monitoring wells during fiscal years 2006 through 2009. Additional monitoring wells were installed in fiscal year 2010 and monitoring results provided to the FDEP. Once the delineation has been declared complete by FDEP, the Company will complete and submit a Site Assessment Report (“SAR”) Addendum, summarizing the soil and groundwater contamination, delineation and remediation. The primary obstacle for finalizing the SAR is gaining agency agreement that delineation of contamination is complete. Additional delineation work was performed during fiscal year 2011 and additional investigation is scheduled to be performed in September 2011 and October 2011.

     The path forward for site closure includes three primary components: (1) finalizing the SAR; targeted for early fiscal year 2012, (2) completing ISRP activities; activities are expected  to continue throughout fiscal year 2012 to meet the FDEP source control requirements, and (3) preparing a RAP for agency approval; this task cannot be performed until FDEP approves the SAR. The RAP is expected to be completed early-mid fiscal year 2012.

     The ongoing remediation at the site is scheduled to satisfy site closure requirements, which include (1) no free product contaminants, (2) shrinking or stable plumes, and (3) prevention of future exposure of the public or environment.  The RAP is contemplated to include a remedy designated as Risk Management Option III (RMO III) which allows off site contamination to naturally attenuate to concentrations determined by FDEP to be safe to humans and the environment. The RMO III requires land use restrictions for those properties on which the natural attenuation process occurs. The FDEP has agreed with the RMO III closure approach. The Company has secured restrictive covenants for the three properties immediate, down gradient and continues negotiation of additional restrictive covenants with the owners of two additional down gradient properties. A local law firm is assisting Company management during negotiations with the owners of adjacent properties regarding the restrictive covenants.

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

     The Company met with NYSDEC representatives on April 12, 2007 to discuss a possible settlement of liability for OU-1 and for the contamination in the deep groundwater zone, termed OU-2. NYSDEC would not agree to settle OU-2 because a remedial investigation has not been completed. After numerous settlement discussions, the Company and NYSDEC executed on September 23, 2009 a Consent Decree settling liability for OU-1. On October 23, 2009, the Consent Decree was entered by the clerk of the United States District Court for the Eastern District of New York and became effective. Pursuant to the Consent Decree, the Company paid on November 19, 2009 $2,000 (which was previously accrued) in exchange for a broad release of OU-1 claims and liability. Claims and losses arising out of or in connection with OU-2 or any damages to the State’s natural resources are excluded from the settlement. The ROD for OU-2 has been deferred by NYSDEC until additional data is available to delineate contamination and select an appropriate remedy. NYSDEC requested that the Company and Photocircuits enter into a joint Order on Consent for the remedial investigation. Photocircuits was not willing to enter into an Order and the Company was informed by NYSDEC that it would undertake the OU-2 investigation at the Photocircuits property. Photocircuits filed for Chapter 11 bankruptcy in October 2005 and, in or about March 2006, the assets of Photocircuits’ Glen Cove facility were sold to American Pacific Financial Corporation (“AMPAC”). AMPAC operated the facility under the Photocircuits name, but closed it on or about April 15, 2007. A Final Decree and Order closing Photocircuits’ Chapter 11 bankruptcy case was entered by the U.S. Bankruptcy Court on September 16, 2009 and no distributions were made to general unsecured creditors, which included the Company.

     In July 2007, NYSDEC commenced the OU-2 investigation at both the Photocircuits and Pall sites. The Company has retained an engineering consultant to oversee NYSDEC’s OU-2 work. NYSDEC's OU-2 investigation is ongoing.

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

     The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of July 31, 2011 and July 31, 2010 is immaterial to the financial position of the Company as is the change in the accrual for fiscal year 2011 to the Company’s consolidated results of operations, cash flows and financial position.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     As of July 31, 2011, the Company had surety bonds outstanding relating primarily to its long-term contracts with governmental agencies of approximately $144,478.

     The Company and its subsidiaries lease office and warehouse space, automobiles, computers and office equipment. Rent expense for all operating leases amounted to approximately $33,862 in fiscal year 2011, $33,601 in fiscal year 2010 and $31,601 in fiscal year 2009. Future minimum rental commitments at July 31, 2011, for all non-cancelable operating leases with initial terms exceeding one year are $27,045 in 2012; $17,827 in 2013; $12,095 in 2014; $5,879 in 2015; $3,822 in 2016 and $6,238 thereafter.

     The Company and its subsidiaries have various non-cancelable purchase commitments for goods or services with various vendors that have terms in excess of one year. Future purchase commitments at July 31, 2011, for the aforementioned purchase commitments are $91,039 in 2012; $10,990 in 2013; $3,545 in 2014, $404 in 2015, $302 in 2016 and $2,033 thereafter.

NOTE 15 – COMMON STOCK

Stock Repurchase Programs

     On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. Under this program, the Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. Total repurchases in fiscal year 2011 were 2,867 shares at an aggregate cost of $149,907, with an average price per share of $52.29. The aggregate cost of repurchases in fiscal years 2010 and 2009 was $99,999 (2,720 shares at an average price per share of $36.76) and $96,439 (3,347 shares at an average price per share of $28.81), respectively. As of July 31, 2011, $203,037 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

Stock Plans

     The Company currently has four stock-based employee and director compensation award types (Stock Option, Restricted Stock Unit (“RSU”), Management Stock Purchase Plan (“MSPP”) and the Employee Stock Purchase Plan (“ESPP”)), which are described more fully below under the captions Stock Purchase Plans and Stock Option and Restricted Stock Unit Plans. The detailed components of stock-based compensation expense recorded in the consolidated statements of earnings for the years ended July 31, 2011, July 31, 2010 and July 31, 2009 are illustrated in the table below.

	July 31, 2011	July 31, 2010	July 31, 2009
Restricted stock units	$12,651	$11,314	$10,136
Stock options	5,298	4,849	4,627
Employee stock purchase plan (“ESPP”)	4,527	4,488	4,939
Management stock purchase plan (“MSPP”)	3,957	3,965	3,782
Total	$26,433	$24,616	$23,484

     The following table illustrates the income tax effects related to stock-based compensation for the fiscal years:

	2011	2010	2009
Excess tax benefits in cash flows from
financing activities	$12,777	$2,671	$457
Tax benefit recognized related to
total stock-based compensation expense	8,457	7,159	6,288
Actual tax benefit realized for tax deductions
from option exercises of stock-based
payment arrangements	23,074	8,301	3,949

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The following weighted average assumptions were used in estimating the fair value of stock options and ESPP shares granted during the fiscal years using a Black-Scholes-Merton option pricing formula:

	2011	2010	2009
Stock Options
Weighted average fair value at
grant date	$15.78	$10.44	$6.79
Valuation assumptions:
Expected dividend yield	1.9%	2.0%	1.8%
Expected volatility	36.8%	35.2%	31.9%
Expected life (years)	5	5	5
Risk-free interest rate	1.8%	2.2%	1.8%

	2011	2010	2009
ESPP Shares
Weighted average fair value at
grant date	$11.66	$8.28	$7.99
Valuation assumptions:
Expected dividend yield	1.5%	1.9%	1.9%
Expected volatility	31.4%	31.3%	56.1%
Expected life (years)	½ year	½ year	½ year
Risk-free interest rate	0.1%	0.2%	0.7%

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

     The following paragraphs describe each of the aforementioned stock-based compensation plans in detail:

Stock Purchase Plans

     During fiscal year 2000, the Company’s shareholders approved two stock purchase plans, the MSPP and the ESPP. Participation in the MSPP is limited to certain executives as approved by the compensation committee of the board of directors, which also established common stock ownership targets for participants. Participation in the ESPP is available to substantially all employees that are not included in the MSPP.

     The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which cliff vest after four years. Such restricted units aggregated 973 and 1,014 as of July 31, 2011 and July 31, 2010, respectively. As of July 31, 2011, there was $6,394 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 2.5 years.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     The following is a summary of MSPP activity during the fiscal years:

	2011	2010	2009
Deferred compensation and cash
contributions	$4,351	$3,232	$5,382
Fair value of restricted stock units vested	$4,095	$3,853	$1,757
Vested units distributed	176	200	158

     The ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. For the years ended July 31, 2011, July 31, 2010 and July 31, 2009, the Company issued 512, 619 and 567 shares at an average price of $35.09, $24.59 and $22.28, respectively.

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

     The fair value of the restricted unit awards are determined by reference to the closing price of the stock on the date of the award, and are charged to earnings over the service periods during which the awards are deemed to be earned; four years, in the case of units awarded to employees and upon grant, in the case of the annual award units to non-employee directors. The annual award units granted to non-employee directors of the Company (and any related dividends paid in the form of additional units) are converted to shares once the director ceases to be a member of the board of directors. A total of 25 and 34 annual award units were granted during the years ended July 31, 2011 and July 31, 2010, respectively, with weighted-average fair market values of $49.81 and $36.69 per share, respectively. Restricted stock units granted to employees cliff-vest after the fourth anniversary of the date of grant. Dividends on unvested restricted stock units vest at the same time as the restricted units for which the dividends were recorded and are forfeitable if the participant does not vest in the original award.

     A summary of restricted stock unit activity, excluding annual award units, for the 2005 Stock Plan during the year ended July 31, 2011, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at August 1, 2010	1,232	$35.38
Granted	235	55.31
Vested	(191)	44.10
Forfeited	(57)	34.01
Nonvested at July 31, 2011	1,219	$37.92

     As of July 31, 2011 there was $27,075 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan, which is expected to be recognized over a weighted-average period of 2.9 years.

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

     A summary of option activity for all stock option plans during the year ended July 31, 2011 is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Options	Shares	Price	Contractual Term	Value
Outstanding at August 1, 2010	3,849	$29.75
Granted	216	54.94
Exercised	(1,555)	26.67
Forfeited or Expired	(67)	27.31
Outstanding at July 31, 2011	2,443	$34.01	4.0	$39,203
Expected to vest at July 31, 2011	1,028	$37.89	5.3	$13,116
Exercisable at July 31, 2011	1,386	$30.94	3.0	$25,824

     As of July 31, 2011, there was $7,833 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years. The total intrinsic value of options exercised during the years ended July 31, 2011, July 31, 2010 and July 31, 2009 was $39,583, $5,628 and $1,387, respectively. The intrinsic value is the result of multiplying shares by the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

     As of July 31, 2011, approximately 4,856 shares of common stock of the Company were reserved for stock-based compensation plans (approximately 2,102 shares are reserved for vested awards and approximately 2,754 shares are reserved for unvested awards). The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.

NOTE 16 – INCENTIVE COMPENSATION PLANS

     The plans provide additional compensation to officers and key employees of the Company and its subsidiaries based upon the achievement of specified goals. The compensation committee of the board of directors establishes the goals on which the Company’s executive officers are compensated, and management establishes the goals for other covered employees. The aggregate amounts charged to expense in connection with the plans were $32,328, $27,350 and $19,857 for fiscal years 2011, 2010 and 2009, respectively.

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

     The Company has elected to report comprehensive income in the consolidated statements of stockholders’ equity. The changes in the components of other comprehensive income (loss) are as follows:

	Pretax		Net
	Amount	Tax Effect	Amount
2011
Foreign currency translation	$101,553	$8,676	$110,229
Pension liability adjustment	14,560	(3,814)	10,746
Unrealized investment gains (a)	6,368	(2,292)	4,076
Other comprehensive income	$122,481	$2,570	$125,051

2010
Foreign currency translation	$(31,167)	$1,401	$(29,766)
Pension liability adjustment	(34,519)	10,919	(23,600)
Unrealized investment gains (a)	2,692	(691)	2,001
Unrealized gains on derivatives	688	(244)	444
Other comprehensive loss	$(62,306)	$11,385	$(50,921)

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2009
Foreign currency translation	$(50,115)	$(2,299)	$(52,414)
Pension liability adjustment	(69,293)	21,638	(47,655)
Unrealized investment gains (a)	958	122	1,080
Unrealized losses on derivatives	(256)	89	(167)
Other comprehensive loss	$(118,706)	$19,550	$(99,156)

(a)	The unrealized gains (losses) on available-for-sale securities, net of related taxes, consisted of the following:

	2011	2010	2009
Net unrealized gains/(losses) arising during the period, net of tax
(expense)/benefit of $(2,292), $(691) and $122 in 2011, 2010 and
2009, respectively	$4,076	$4,880	$(958)
Realized gain included in net earnings for the period	–	(2,879)	–
Adjustment for unrealized loss included in net earnings due to
impairment	–	–	2,038
Other comprehensive income	$4,076	$2,001	$1,080

NOTE 18 – SEGMENT INFORMATION AND GEOGRAPHIES

     The Company serves customers through two global businesses: Life Sciences and Industrial.

     The Life Sciences business group is focused on developing, manufacturing and selling products to customers in the Medical, BioPharmaceuticals and Food & Beverage markets. The Industrial business group is focused on developing, manufacturing and selling products to customers in the Aeropower, Microelectronics and Energy & Water markets. The chief executive officer manages the Company and makes key decisions about the allocation of Company resources based on the two businesses. The Company’s reportable segments, which are also its operating segments, consist of its two businesses, Life Sciences and Industrial.

     The Business Groups are supported by shared facilities and personnel (“Shared Services Group”) in the Company's subsidiaries that sell into both Life Sciences and Industrial markets. The Shared Services Group and Corporate Services Group facilitate the Company’s corporate governance and business activities globally. Expenses associated with the Corporate Services Group, as well as interest expense, net, the provision for income taxes and restructuring and other charges are excluded from the measurement and evaluation of the profitability of the Company’s reportable segments.

     Cash and cash equivalents, short-term investments, investments and retirement benefit assets and income taxes, all of which are managed at the Corporate level, are included in Corporate/Shared Services Groups’ assets. Furthermore assets not specifically identified to a business are also included in Corporate/Shared Services Groups’ assets. Accounts receivable and inventory are in all cases specifically identified to a business.

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

SEGMENT INFORMATION:	2011	2010	2009
SALES:
Life Sciences	$1,407,863	$1,237,835	$1,166,275
Industrial	1,333,053	1,164,097	1,162,883
Total	$2,740,916	$2,401,932	$2,329,158

OPERATING PROFIT:
Life Sciences	337,600	280,089	234,055
Industrial	195,791	164,544	152,068
Total segment profit	533,391	444,633	386,123
Corporate Services Group	61,125	53,411	56,478
Operating profit	472,266	391,222	329,645
ROTC	33,841	17,664	30,723
Interest expense, net	18,903	14,324	28,136
Loss on extinguishment of debt	–	31,513	–
Earnings before income taxes	$419,522	$327,721	$270,786

DEPRECIATION AND AMORTIZATION:
Life Sciences	$57,282	$54,882	$51,838
Industrial	38,585	36,922	36,170
Subtotal	95,867	91,804	88,008
Corporate Services Group	2,239	1,824	1,431
Total	$98,106	$93,628	$89,439

CAPITAL EXPENDITURES:
Life Sciences	$55,313	$59,882	$73,915
Industrial	41,361	32,175	42,033
Subtotal	96,674	92,057	115,948
Corporate/Shared Services Groups	64,097	44,256	17,101
Total	$160,771	$136,313	$133,049

IDENTIFIABLE ASSETS:
Life Sciences	$1,097,616	$1,068,697
Industrial	1,011,778	903,740
Subtotal	2,109,394	1,972,437
Corporate/Shared Services Groups	1,123,022	1,026,775
Total	$3,232,416	$2,999,212

GEOGRAPHIC INFORMATION:
SALES:
Western Hemisphere	$917,109	$789,361	$769,702
Europe	1,055,075	945,952	960,307
Asia	768,732	666,619	599,149
Total	$2,740,916	$2,401,932	$2,329,158

IDENTIFIABLE ASSETS:
Western Hemisphere	$1,108,943	$1,098,019
Europe	695,297	621,959
Asia	375,283	304,671
Eliminations	(70,129)	(52,212)
Subtotal	2,109,394	1,972,437
Corporate/Shared Services Groups	1,123,022	1,026,775
Total	$3,232,416	$2,999,212

PALL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

     Sales by the Company’s U.S. operations to unaffiliated customers totaled approximately $846,000, $733,000 and $715,000 in fiscal years 2011, 2010 and 2009, respectively. Included therein are export sales of approximately $56,000, $43,300 and $86,000 in fiscal years 2011, 2010 and 2009, respectively. Sales by the Company’s subsidiaries in the Euro-zone amounted to approximately $725,000, $665,000 and $672,000 in fiscal years 2011, 2010 and 2009, respectively. No country in the Eurozone was individually material as a percentage of total Company sales in fiscal years 2011, 2010 and 2009. Sales by the Company’s subsidiary in Japan amounted to approximately $257,000, $230,000 and $214,000 in fiscal years 2011, 2010 and 2009, respectively. The Company considers its foreign operations to be of major importance to its future growth prospects. The risks related to the Company’s foreign operations include the local political and regulatory developments as well as the regional economic climate.

PALL CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at				Balance at
	Beginning	Additions to		Translation	End
Description	of Year	Reserve	Write-offs	Adjustments	of Year
Allowance for doubtful
accounts:
Year Ended:
July 31, 2011	$10,804	$1,455	$(3,471)	$(405)	$8,383
July 31, 2010	$10,602	$1,349	$(825)	$(322)	$10,804
July 31, 2009	$10,929	$2,864	$(2,584)	$(607)	$10,602