Form 10-Q
period 2011-10-31
PALL CORP
filed 2011-12-09
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2011
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

     The number of shares of the registrant’s common stock outstanding as of December 1, 2011 was 115,411,001.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of October 31, 2011 and July 31, 2011.	3
	Condensed Consolidated Statements of Earnings for the three months ended
	October 31, 2011 and October 31, 2010.	4
	Condensed Consolidated Statements of Cash Flows for the three months ended
	October 31, 2011 and October 31, 2010.	5
	Notes to Condensed Consolidated Financial Statements.	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4.	Controls and Procedures.	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	28
Item 1A.	Risk Factors.	28
Item 6.	Exhibits.	28
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Oct. 31, 2011	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$475,394	$557,766
Accounts receivable	638,062	646,769
Inventories	456,664	444,842
Prepaid expenses	49,752	39,322
Other current assets	148,838	120,509
Total current assets	1,768,710	1,809,208
Property, plant and equipment	824,519	794,599
Goodwill	299,030	290,606
Intangible assets	77,341	61,735
Other non-current assets	263,373	276,268
Total assets	$3,232,973	$3,232,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$144,949	$214,957
Accounts payable and other current liabilities	532,598	519,883
Income taxes payable	25,326	34,531
Current portion of long-term debt	511	511
Dividends payable	20,149	20,125
Total current liabilities	723,533	790,007
Long-term debt, net of current portion	494,771	491,954
Income taxes payable – non-current	180,446	175,040
Deferred taxes and other non-current liabilities	299,173	285,594
Total liabilities	1,697,923	1,742,595

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	253,877	246,665
Retained earnings	1,669,244	1,619,051
Treasury stock, at cost	(469,965)	(483,705)
Stock option loans	–	(133)
Accumulated other comprehensive income/(loss):
Foreign currency translation	183,346	207,478
Pension liability adjustment	(117,600)	(121,831)
Unrealized investment gains	3,352	9,500
	69,098	95,147
Total stockholders’ equity	1,535,050	1,489,821
Total liabilities and stockholders’ equity	$3,232,973	$3,232,416

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	Oct. 31, 2011	Oct. 31, 2010
Net sales	$705,641	$605,477
Cost of sales	349,385	296,804
Gross profit	356,256	308,673

Selling, general and administrative expenses	213,896	182,298
Research and development	20,938	20,169
Restructuring and other charges, net	22,984	1,409
Interest expense, net	5,945	7,294
Earnings before income taxes	92,493	97,503
Provision for income taxes	23,038	26,094

Net earnings	$69,455	$71,409

Earnings per share:
Basic	$0.60	$0.61
Diluted	$0.59	$0.61

Dividends declared per share	$0.175	$0.160

Average shares outstanding:
Basic	115,824	116,292
Diluted	117,224	117,821

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	Oct. 31, 2011	Oct. 31, 2010
Operating activities:
Net cash provided by operating activities	$78,356	$58,686

Investing activities:
Acquisition of business	(28,000)	–
Proceeds from sale of assets	19,837	300
Capital expenditures	(56,649)	(25,358)
Proceeds from sale of retirement benefit assets	9,675	20,259
Purchases of retirement benefit assets	(12,241)	(31,253)
Other	(1,798)	(1,336)
Net cash used by investing activities	(69,176)	(37,388)

Financing activities:
Notes payable	(70,008)	3,669
Long-term borrowings	52	35,021
Repayments of long-term debt	(141)	(55,516)
Dividends paid	(20,125)	(36,976)
Net proceeds from stock plans	9,759	13,989
Purchase of treasury stock	–	(25,000)
Excess tax benefits from stock-based compensation
arrangements	532	1,288
Net cash used by financing activities	(79,931)	(63,525)
Cash flow for period	(70,751)	(42,227)
Cash and cash equivalents at beginning of year	557,766	498,563
Effect of exchange rate changes on cash and cash
equivalents	(11,621)	23,041
Cash and cash equivalents at end of period	$475,394	$479,377
Supplemental disclosures:
Interest paid	$1,304	$2,305
Income taxes paid (net of refunds)	29,379	34,049

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial information of Pall Corporation and its subsidiaries (hereinafter collectively called the “Company”) included herein is unaudited. Such information reflects all adjustments of a normal recurring nature, which are, in the opinion of Company management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011 (“2011 Form 10-K”). Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - BALANCE SHEET DETAILS

     The following tables provide details of selected balance sheet items:

	Oct. 31, 2011	July 31, 2011
Accounts receivable:
Billed	$542,912	$553,500
Unbilled	105,179	101,652
Total	648,091	655,152
Less: Allowances for doubtful accounts	(10,029)	(8,383)
	$638,062	$646,769

     Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Oct. 31, 2011	July 31, 2011
Inventories:
Raw materials and components	$117,344	$102,745
Work-in-process	88,018	96,601
Finished goods	251,302	245,496
	$456,664	$444,842

	Oct. 31, 2011	July 31, 2011
Property, plant and equipment:
Property, plant and equipment	$1,745,385	$1,705,559
Less: Accumulated depreciation
and amortization	(920,866)	(910,960)
	$824,519	$794,599

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS

     The following table presents goodwill, allocated by reportable segment.

	Oct. 31, 2011	July 31, 2011
Life Sciences	$134,193	$131,852
Industrial	164,837	158,754
	$299,030	$290,606

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     Intangible assets, net, consist of the following:

	Oct. 31, 2011
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$102,404	$67,259	$35,145
Customer-related intangibles	45,124	7,839	37,285
Trademarks	7,008	4,820	2,188
Other	5,325	2,602	2,723
	$159,861	$82,520	$77,341

	July 31, 2011
		Accumulated
	Gross	Amortization	Net
Patents and unpatented technology	$102,372	$64,921	$37,451
Customer-related intangibles	26,478	6,598	19,880
Trademarks	6,802	4,684	2,118
Other	4,685	2,399	2,286
	$140,337	$78,602	$61,735

     The changes in both goodwill and intangible assets in the first quarter of fiscal year 2012 relate to an acquisition in Brazil. In connection with the acquisition, the Company recorded the fair value of the intangible assets acquired (approximately $20,000, with the majority recorded as customer-related intangibles), which were valued using the income approach. The amount of goodwill recorded in connection with this acquisition was approximately $10,000. In addition, the carrying amounts were also impacted by changes in foreign exchange rates used to translate the goodwill and intangible assets contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.

     Amortization expense for intangible assets for the three months ended October 31, 2011 and October 31, 2010 was $4,192 and $3,196, respectively. Amortization expense is estimated to be approximately $13,061 for the remainder of fiscal year 2012, $11,734 in fiscal year 2013, $9,769 in fiscal year 2014, $8,067 in fiscal year 2015, $6,964 in fiscal year 2016 and $6,895 in fiscal year 2017.

NOTE 4 - TREASURY STOCK

     On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. On September 26, 2011, the board authorized an additional $250,000. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. There were no share repurchases during the three months ended October 31, 2011. As of October 31, 2011, $453,037 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

     During the three months ended October 31, 2011, 381 shares were issued under the Company’s stock-based compensation plans. At October 31, 2011, the Company held 12,582 treasury shares.

NOTE 5 - CONTINGENCIES AND COMMITMENTS

     With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2011 Form 10-K, under the heading Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, the Company has assessed the ultimate resolution of these matters and has reflected appropriate contingent liabilities and related insurance recoveries of an equal amount in the condensed consolidated financial statements as of October 31, 2011 and July 31, 2011.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. Other than those legal proceedings and claims discussed below and in the 2011 Form 10-K, the Company did not have any current other legal proceedings and claims that would individually or in the aggregate have a reasonably possible materially adverse affect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in several of these legal matters in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Environmental Matters:

     The Company’s condensed consolidated balance sheet at October 31, 2011 includes liabilities for environmental matters of approximately $14,472, which relate primarily to the environmental proceedings discussed in the 2011 Form 10-K. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

NOTE 6 - RESTRUCTURING AND OTHER CHARGES, NET

     The following tables summarize the restructuring and other charges (“ROTC”) recorded for the three months ended October 31, 2011 and October 31, 2010:

	Three Months Ended Oct. 31, 2011
		Other
		(Gains)/
	Restructuring	Charges
	(1)	(2)	Total
Severance benefits and other employment contract obligations	$25,408	$7,970	$33,378
Gain on sale of assets	(1,515)	(9,196)	(10,711)
Professional fees and other costs, net of receipt of insurance claim
payments	775	(412)	363
Reversal of excess restructuring reserves	(46)	--	(46)
	$24,622	$(1,638)	$22,984

Cash	$24,622	$(3,806)	$20,816
Non-cash(a)	–	2,168	2,168
	$24,622	$(1,638)	$22,984

	Three Months Ended Oct. 31, 2010
		Other
	Restructuring	Charges
	(1)	(2)	Total
Professional fees and other costs	$1,011	$404	$1,415
Reversal of excess restructuring reserves	(6)	–	(6)
	$1,005	$404	$1,409

Cash	$1,005	$404	$1,409
Non-cash	–	–	–
	$1,005	$404	$1,409

     (a) Reflects $2,168 of non-cash stock based compensation costs.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

(1) Restructuring:

     Restructuring charges reflect the expenses incurred in connection with the Company’s cost reduction initiatives. Severance costs recorded in the three months ended October 31, 2011 primarily relate to global restructuring activities in the Industrial segment. The most significant restructuring activities include:

  the realignment of sales and marketing management of certain of the Company’s markets,

  the reorganization of the global management structure that supports the Company’s systems product line, and shifting resources from mature country markets to emerging regions.

Restructuring also includes a gain of $1,515 on the divestiture of a certain non-strategic asset group.

(2) Other Charges:

Employment contract obligations and other severance benefits:

In the three months ended October 31, 2011, the Company recorded charges related to certain employment contract obligations.

Gain on sale of assets:

In the three months ended October 31, 2011, the Company recorded a gain of $9,196 on the sale of its investment in Satair A/S.

Professional fees and other costs:

     In the three months ended October 31, 2011 and October 31, 2010, the Company recorded legal and other professional fees related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 5, Contingencies and Commitments) which pertain to matters that had been under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). The receipt of insurance claim payments more than offset such costs in the three months ended October 31, 2011.

     The following table summarizes the activity related to restructuring liabilities that were recorded in the three months ended October 31, 2011 and in fiscal years 2011, 2010 and 2009.

	Severance	Other	Total
2012
Original charge	$25,408	$775	$26,183
Utilized	(1,981)	(546)	(2,527)
Translation	66	3	69
Balance at Oct. 31, 2011	$23,493	$232	$23,725

2011
Original charge	$4,863	$5,507	$10,370
Utilized	(1,817)	(5,225)	(7,042)
Translation	272	68	340
Balance at Jul. 31, 2011	$3,318	$350	$3,668
Utilized	(2,197)	(350)	(2,547)
Translation	(42)	–	(42)
Balance at Oct. 31, 2011	$1,079	$–	$1,079

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Severance	Other	Total
2010
Original charge (a)	$6,034	$5,581	$11,615
Utilized	(2,031)	(5,441)	(7,472)
Translation	1	(9)	(8)
Balance at Jul. 31, 2010	$4,004	$131	$4,135
Utilized	(1,356)	(135)	(1,491)
Translation	2	4	6
Balance at Jul. 31, 2011	$2,650	$–	$2,650
Utilized	(921)	–	(921)
Translation	–	–	–
Balance at Oct. 31, 2011	$1,729	$–	$1,729

2009
Original charge	$18,938	$4,734	$23,672
Utilized	(12,757)	(4,133)	(16,890)
Translation	412	20	432
Balance at Jul. 31, 2009	6,593	621	7,214
Utilized	(4,902)	(588)	(5,490)
Reversal of excess reserves	(143)	–	(143)
Translation	(86)	(27)	(113)
Balance at Jul. 31, 2010	$1,462	$6	$1,468
Utilized	(845)	(6)	(851)
Reversal of excess reserves	(6)	–	(6)
Translation	120	–	120
Balance at Jul. 31, 2011	$731	$–	$731
Utilized	(121)	–	(121)
Reversal of excess reserves	(46)	–	(46)
Translation	(13)	–	(13)
Balance at Oct. 31, 2011	$551	$–	$551

     (a) Excludes stock-based compensation expense of $603

NOTE 7 – INCOME TAXES

     The Company’s effective tax rate for the three months ended October 31, 2011 and October 31, 2010 was 24.9% and 26.8%, respectively. For the three months ended October 31, 2011 and October 31, 2010, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations.

     At October 31, 2011 and July 31, 2011, the Company had gross unrecognized income tax benefits of $193,623 and $188,380, respectively. During the three months ended October 31, 2011, the amount of gross unrecognized tax benefits increased by $5,243, primarily due to tax positions taken during the current period. As of October 31, 2011, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $131,890.

     At October 31, 2011 and July 31, 2011, the Company had liabilities of $30,778 and $29,652, respectively, for potential payment of interest and penalties.

     Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $6,782.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 8 - COMPONENTS OF NET PERIODIC PENSION COST

     The Company provides substantially all domestic and foreign employees with retirement benefits. Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,	Oct. 31,
	2011	2010	2011	2010	2011	2010
Service cost	$2,231	$2,015	$1,210	$1,287	$3,441	$3,302
Interest cost	3,596	3,032	4,635	4,516	8,231	7,548
Expected return on plan assets	(2,303)	(2,203)	(3,964)	(3,512)	(6,267)	(5,715)
Amortization of prior service cost	657	456	(33)	71	624	527
Recognized actuarial loss	3,454	967	1,335	1,399	4,789	2,366
Gain due to curtailments and
settlements	–	–	–	(23)	–	(23)
Net periodic benefit cost	$7,635	$4,267	$3,183	$3,738	$10,818	$8,005

NOTE 9 - STOCK-BASED PAYMENT

     The Company currently has four stock-based employee and director compensation award types (Restricted Stock Unit, Stock Option Plans, Management Stock Purchase Plan (“MSPP”), and Employee Stock Purchase Plan (“ESPP”)), which are more fully described in Note 15, Common Stock, to the consolidated financial statements included in the 2011 Form 10-K.

     The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three months ended October 31, 2011 and October 31, 2010 are reflected in the table below.

	Three Months Ended
	Oct. 31,	Oct. 31,
	2011	2010
Restricted stock units	$4,786	$2,394
Stock options	1,882	1,010
ESPP	1,203	988
MSPP	999	1,024
Total	$8,870	$5,416

NOTE 10 - EARNINGS PER SHARE

     The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and restricted stock units aggregating 984 and 922 shares were not included in the computation of diluted shares for the three months ended October 31, 2011 and October 31, 2010, respectively, because their effect would have been antidilutive. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended
	Oct. 31, 2011	Oct. 31, 2010
Basic shares outstanding	115,824	116,292
Effect of stock plans	1,400	1,529
Diluted shares outstanding	117,224	117,821

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 11 - FAIR VALUE MEASUREMENTS

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

     The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2011:

		Fair Value Measurements
	As of
	Oct. 31, 2011	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$3,169	$3,169	$–	$–
Available-for-sale securities:
Equity securities	986	986	–	–
Debt securities:
Corporate	31,332	–	31,332	–
U.S. Treasury	10,409	–	10,409	–
Federal agency	30,452	–	30,452	–
Mortgage-backed	6,236	–	6,236	–
Municipal government	1,000	–	1,000	–
Derivative financial instruments:
Foreign exchange forward contracts	2,228	–	2,228	–

Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	3,426		3,426

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2011:

	Fair Value Measurements
	As of
	Jul. 31, 2011	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$4,575	$4,575	$–	$–
Available-for-sale securities:
Equity securities	12,064	12,064	–	–
Debt securities:
Corporate	32,020	–	32,020	–
U.S. Treasury	10,210	–	10,210	–
Federal agency	29,404	–	29,404	–
Mortgage-backed	6,356		6,356
Municipal government	1,002	–	1,002	–
Derivative financial instruments:
Foreign exchange forward contracts	1,456	–	1,456	–

Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	478	–	478	–

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

     In connection with the acquisition in the first quarter of fiscal year 2012, the Company recorded the fair value of the intangible assets acquired, which were valued using the income approach. The valuation employed level 3 inputs, as defined in the fair value hierarchy.

NOTE 12 – INVESTMENT SECURITIES

     The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the trust at October 31, 2011 range from 2012 to 2044.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

			Gross	Gross	Net
	Cost/		Unrealized	Unrealized	Unrealized
	Amortized		Holding	Holding	Holding
	Cost Basis	Fair Value	Gains	Losses	Gains/
October 31, 2011

Equity securities	$986	$986	$–	$–	$–

Debt securities:
Corporate	29,596	31,332	1,822	(86)	1,736
U.S. Treasury	9,653	10,409	756	–	756
Federal agency	28,966	30,452	1,496	(10)	1,486
Mortgage-backed	6,212	6,236	125	(101)	24
Municipal government	1,000	1,000	–	–	–
	$76,413	$80,415	$4,199	$(197)	$4,002

July 31, 2011

Equity securities	$2,381	$12,064	$9,683	$–	$9,683

Debt securities:
Corporate	30,239	32,020	1,814	(33)	1,781
U.S. Treasury	9,544	10,210	666	–	666
Federal agency	28,042	29,404	1,362	–	1,362
Mortgage-backed	6,242	6,356	144	(30)	114
Municipal government	1,000	1,002	2	–	2
	$77,448	$91,056	$13,671	$(63)	$13,608

     The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
October 31, 2011
Debt securities:
Mortgage-backed	$3,125	$101	$–	$–	$3,125	$101
Federal agency	1,109	10	–	–	1,109	10
Corporate	3,795	86	–	–	3,795	86
	$8,029	$197	$–	$–	$8,029	$197

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
July 31, 2011
Debt securities:
Mortgage-backed	$1,502	$30	$–	$–	$1,502	$30
Corporate	1,985	33	–	–	1,985	33
	$3,487	$63	$–	$–	$3,487	$63

     The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three months ended October 31, 2011 and October 31, 2010:

	Oct. 31, 2011	Oct. 31, 2010
Proceeds from sales	$16,047	$3,542
Realized gross gains on sales	9,363	180
Realized gross losses on sales	16	–

NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Foreign Exchange Related:

a. Derivatives Not Designated as Hedging Instruments

     The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three months ended October 31, 2011 was $882,544. The notional amount of foreign currency forward contracts outstanding as of October 31, 2011 was $278,695.

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

Interest Rate Related:

     As of October 31, 2011, there are no existing interest rate related derivatives.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

     The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
October 31, 2011	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Not applicable (N/A)

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$2,228	Other current liabilities	$3,426
Total derivatives		$2,228		$3,426

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$118,692

	Asset Derivatives		Liability Derivatives
July 31, 2011	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
N/A

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,456	Other current liabilities	$478
Total derivatives		$1,456		$478

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$115,803

     For the three months ended October 31, 2011 and October 31, 2010, the Company had no derivative financial instruments outstanding that were designated as hedging instruments.

     The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three months ended October 31, 2011 and October 31, 2010 are presented as follows:

		Amount of Gain or (Loss) Recognized in
		Earnings on Derivatives
	Location of Gain or (Loss) Recognized in	Three Months Ended
	Earnings on Derivatives	Oct. 31, 2011	Oct. 31, 2010
Derivatives not designated as
hedging relationships
Foreign exchange forward
contracts	Selling, general and administrative expenses	$1,415	$(2,335)

     The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three months ended October 31, 2011 and October 31, 2010 are presented as follows:

Location of Gain or
(Loss) Reclassified
	Amount of Gain or (Loss)		from Accumulated	Amount of Gain or (Loss) Reclassified from
	Recognized in OCI on Derivatives		OCI into Earnings	Accumulated OCI into Earnings
	(Effective Portion)		(Effective Portion)	(Effective Portion) (a)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended		Ended	Ended
	Oct. 31, 2011	Oct. 31, 2010		Oct. 31, 2011	Oct. 31, 2010
Nonderivatives
designated as hedging
relationships
Net investment hedge	$(1,849)	$(4,913)	N/A	$–	$–

(a)	There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended October 31, 2011 and October 31, 2010.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 14 - COMPREHENSIVE INCOME

	Three Months Ended
	Oct. 31, 2011	Oct. 31, 2010
Net earnings	$69,455	$71,409

Unrealized translation adjustment	(24,934)	45,982
Income taxes	802	4,650
Unrealized translation adjustment, net	(24,132)	50,632

Pension liability adjustment	6,254	682
Income taxes	(2,023)	(259)
Pension liability adjustment, net	4,231	423

Change in unrealized investment (losses)/gains	(9,606)	2,012
Income taxes	3,458	(724)
Change in unrealized investment (losses)/gains, net	(6,148)	1,288

Total comprehensive income	$43,406	$123,752

     Unrealized investment gains on available-for-sale securities, net of related income taxes, consist of the following:

	Three Months Ended
	Oct. 31, 2011	Oct. 31, 2010
Unrealized (losses)/gains arising during the period	$(375)	$2,012
Income taxes	(28)	(724)
Net unrealized (losses)/gains arising during the period	(403)	1,288
Reclassification adjustment for gains included in net earnings	(5,745)	–

Change in unrealized investment (losses)/gains, net	$(6,148)	$1,288

NOTE 15 - SEGMENT INFORMATION

     The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.

     The following table presents sales and operating profit by segment reconciled to earnings before income taxes, for the three months ended October 31, 2011 and October 31, 2010.

	Three Months Ended
	Oct. 31, 2011	Oct. 31, 2010
SALES:
Life Sciences	$356,133	$311,580
Industrial	349,508	293,897
Total	$705,641	$605,477

SEGMENT PROFIT:
Life Sciences	$88,982	$73,188
Industrial	48,141	45,339
Total segment profit	137,123	118,527
Corporate Services Group	15,701	12,321
Operating profit	121,422	106,206
ROTC	22,984	1,409
Interest expense, net	5,945	7,294
Earnings before income taxes	$92,493	$97,503

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Risk Factors

     The following discussion should be read together with the accompanying condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in the Pall Corporation and its subsidiaries (hereinafter collectively called the “Company”) Annual Report on Form 10-K for the fiscal year ended July 31, 2011 (“2011 Form 10-K”). The discussion under the subheading “Review of Operating Segments” below is in local currency (i.e., had exchange rates not changed year over year) unless otherwise indicated. Company management considers local currency change to be an important measure because by excluding the impact of volatility of exchange rates, underlying volume change is clearer. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis. The Company utilizes certain estimates and assumptions affecting the reported financial information as well as to quantify the impact of various significant factors that contribute to the changes in the Company’s periodic results included in the discussion below.

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

     The Company’s forward-looking statements are subject to risks and uncertainties and are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by the Company’s forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I–Item 1A.–Risk Factors in the 2011 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including: the impact of legislative, regulatory and political developments globally; the impact of the uncertain global economic environment; the extent to which adverse economic conditions may affect our sales volume and results; changes in product mix, market mix and product pricing, particularly relating to the expansion of the systems business; demand for our products and business relationships with key customers and suppliers, which may be impacted by their cash flow and payment practices; delays or cancellations in shipments; our ability to develop and commercialize new technologies; our ability to obtain regulatory approval or market acceptance of new technologies; our ability to successfully complete our business improvement initiatives, which include supply chain enhancements and integrating and upgrading our information systems; the effect of a serious disruption in our information systems; fluctuations in our effective tax rate; volatility in foreign currency exchange rates, interest rates and energy costs and other macroeconomic challenges currently affecting us; increase in costs of manufacturing and operating costs; our ability to achieve and sustain the savings anticipated from cost reduction and gross margin improvement initiatives; our ability to attract and retain management talent, as well as the successful integration of the Company’s new Chief Executive Officer and President; the impact of pricing and other actions by competitors; the effect of litigation and regulatory inquiries associated with the restatement of our prior period financial statements; the effect of the restrictive covenants in our debt facilities; our ability to enforce patents and protect proprietary products and manufacturing techniques; and our ability to successfully complete or integrate any acquisitions. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them, whether as a result of new information, future developments or otherwise.

Review of Consolidated Results

     Sales in the first quarter of fiscal year 2012 increased 16.5% to $705,641 from $605,477 in the first quarter of fiscal year 2011. Exchange rates used to translate foreign subsidiary results into U.S. Dollars increased reported sales by $28,201, primarily due to the weakening of the U.S. Dollar against various Asian currencies (the Japanese Yen (“JPY”), Korean Won, Australian Dollar and Chinese Renminbi) and European currencies (the Euro and Swiss Franc). In local currency, sales increased 11.9%. Increased pricing contributed $3,126 to overall sales in the quarter, primarily attributable to an improvement in Life Sciences.

     Life Sciences segment sales increased 9.6% (in local currency) reflecting growth in all three of its markets, with sales in the BioPharmaceuticals market particularly strong. Industrial segment sales increased 14.3% (in local currency) reflecting strong growth in the Energy & Water and Aeropower markets. Sales in Microelectronics were down slightly (in local currency). Overall consumable filtration products (including appurtenant hardware sales) increased 8.8% (in local currency) reflecting growth of 7.5% in Life Sciences and 10.3% in Industrial. Overall systems sales increased 43.0% (in local currency) reflecting growth of over 40% in both the Life Sciences and Industrial segments. Systems sales represented 11.3% of total sales in the first quarter of fiscal year 2012 compared to 9.0% in the first quarter of fiscal year 2011. Sales in emerging markets grew about 35% in the quarter, and now represent about 20% of total sales. For a detailed discussion of sales, refer to the section “Review of Operating Segments” below.

     Gross margin in the first quarter of fiscal year 2012 decreased 50 basis points to 50.5% from 51.0% in the first quarter of fiscal year 2011. This reflects an increase in gross margin in the Life Sciences segment of 130 basis points offset by a decrease in gross margin in the Industrial segment of 220 basis points. For a detailed discussion of the factors impacting gross margin by segment, refer to the section “Review of Operating Segments” below.

     Selling, general and administrative (“SG&A”) expenses in the first quarter of fiscal year 2012 increased by $31,598, or 17.3% (an increase of $24,164, or 13.3%, in local currency). This increase is reflected in both segments and the Corporate Services Group. Selling expenses in local currency increased approximately 13%, while general and administrative (“G&A”) expenses increased about 15%. In addition to inflationary increases in payroll and related costs affecting both selling and G&A expenses, the overall increase in SG&A (in local currency) primarily reflects:

  increased selling expenses related to resource deployment related to organic geographic expansion in Latin America, Middle East and Asia, principally impacting both Industrial and Life Sciences,

  incremental costs (both selling and G&A) related to an acquisition in Brazil, impacting both segments, and investments in information technology.

     As a percentage of sales, SG&A expenses were 30.3% compared to 30.1% in the first quarter of fiscal year 2011. SG&A expenses as a percentage of sales reflects the increase in spending in key areas as discussed above partly offset by the leverage of an increasing sales base. As a percentage of sales, selling expenses were 17.2% compared to 17.0% in the first quarter of fiscal year 2011. As a percentage of sales, G&A expenses were 13.1% on par with the first quarter of fiscal year 2011. For a detailed discussion of SG&A by business, refer to the section “Review of Operating Segments” below.

     Research and development (“R&D”) expenses were $20,938 in the first quarter of fiscal year 2012 compared to $20,169 in the first quarter of fiscal year 2011, an increase of $769, or 3.8% ($516, or 2.6% in local currency). The increase in R&D expenses in local currency reflects increased spending in the Industrial segment partly offset by a decline in Life Sciences. As a percentage of sales, R&D expenses were 3.0% compared to 3.3% in the first quarter of fiscal year 2011. For a detailed discussion of R&D by business, refer to the section “Review of Operating Segments” below.

     In the first quarter of fiscal year 2012, the Company recorded restructuring and other charges (“ROTC”) of $22,984. ROTC in the quarter was primarily comprised of severance, professional fees and other costs related to the Company’s cost reduction initiatives, primarily in the Industrial segment as well as charges related to certain employment contract obligations. In the first quarter of fiscal year 2011, the Company recorded ROTC of $1,409, primarily comprised of professional fees and other costs related to the Company’s cost reduction initiatives.

     The details of ROTC for the three months ended October 31, 2011 and October 31, 2010 as well as the activity related to restructuring liabilities that were recorded in the three months ended October 31, 2011, and in fiscal years 2011, 2010 and 2009, can be found in Note 6, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.

     Earnings before interest and income taxes (“EBIT”) were $98,438 in the first quarter of fiscal year 2012, a decrease of 6.1% compared to $104,797 in the first quarter of fiscal year 2011. The impact of foreign currency translation increased EBIT by approximately $8,374, or 8% in the first quarter of fiscal year 2012. As a percentage of sales, EBIT were 14.0% compared to 17.3% in the first quarter of fiscal year 2011.

     Net interest expense in the first quarter of fiscal year 2012 was $5,945 compared to $7,294 in the first quarter of fiscal year 2011. The decrease in net interest expense reflects a reduction in interest rates compared to the first quarter of fiscal year 2011 as a result of the Company’s commercial paper program that was established in the second quarter of fiscal year 2011, as well as an increase in interest income.

     In the first quarter of fiscal year 2012, the Company’s effective tax rate was 24.9% as compared to 26.8% in the first quarter of fiscal year 2011. Excluding the impacts of ROTC discussed above, the effective tax rate for the first quarter of fiscal year 2012 would have been 24.5%. This decrease reflects tax benefits associated with the establishment of the Company’s Asian headquarters in Singapore and the expansion of the Company’s European headquarters. The Company expects its effective tax rate for the full fiscal year 2012 to be approximately 24.5%, exclusive of the impact of ROTC and discrete items in future periods. The actual effective tax rate for the full fiscal year 2012 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies as well as other factors.

     Net earnings in the first quarter of fiscal year 2012 were $69,455, or 59 cents per share, compared with net earnings of $71,409, or 61 cents in the first quarter of fiscal year 2011. Company management estimates that foreign currency translation increased earnings per share by 5 cents in the first quarter of fiscal year 2012.

Review of Operating Segments

     The following table presents sales and segment profit by business segment, reconciled to earnings before income taxes, for the three months ended October 31, 2011 and October 31, 2010.

		%		%	%
	Oct. 31, 2011	Margin	Oct. 31, 2010	Margin	Change
SALES:
Life Sciences	$356,133		$311,580		14.3
Industrial	349,508		293,897		18.9
Total	$705,641		$605,477		16.5

SEGMENT PROFIT :
Life Sciences	$88,982	25.0	$73,188	23.5	21.6
Industrial	48,141	13.8	45,339	15.4	6.2
Total segment profit	137,123	19.4	118,527	19.6	15.7
Corporate Services Group	15,701		12,321		27.4
Operating profit	121,422	17.2	106,206	17.5	14.3
ROTC, net	22,984		1,409
Interest expense, net	5,945		7,294
Earnings before income taxes	$92,493		$97,503

     Life Sciences:

     Presented below are Summary Statements of Segment Profit for the Life Sciences segment for the three months ended October 31, 2011 and October 31, 2010:

		% of		% of	%
	Oct. 31, 2011	Sales	Oct. 31, 2010	Sales	Change
Sales	$356,133		$311,580		14.3
Cost of sales	157,250	44.2	141,661	45.5	11.0
Gross margin	198,883	55.8	169,919	54.5	17.0
SG&A	96,596	27.1	83,474	26.8	15.7
R&D	13,305	3.7	13,257	4.3	0.4
Segment profit	$88,982	25.0	$73,188	23.5	21.6

     The tables below present sales by market and Region within the Life Sciences segment for the three months ended October 31, 2011 and October 31, 2010, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	Oct. 31, 2011	Oct. 31, 2010	Change	Impact	Currency
By Market
BioPharmaceuticals	$196,012	$161,409	21.4	$9,041	15.8
Medical	104,102	98,542	5.6	3,062	2.5
Food & Beverage	56,019	51,629	8.5	2,396	3.9
Total Life Sciences	$356,133	$311,580	14.3	$14,499	9.6

By Region
Americas (a)	$124,319	$109,651	13.4	$223	13.2
Europe	167,190	145,388	15.0	9,744	8.3
Asia	64,624	56,541	14.3	4,532	6.3
Total Life Sciences	$356,133	$311,580	14.3	$14,499	9.6

(a) Formerly Western Hemisphere.

     Life Sciences segment sales increased 9.6% in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011. The increase in sales reflects growth in consumables and systems sales of 7.5% and 49.5%, respectively. Sales in emerging markets grew about 22% while sales in active markets grew about 8%.

     Increased pricing (primarily in the BioPharmaceuticals market) contributed $2,612, or about 1%, to consumables sales growth in the quarter and the volume related consumables sales increase was about 6.5%. Systems sales represented 6.7% of total Life Sciences sales in the quarter compared to 5.0% in the first quarter of fiscal year 2011. Life Sciences sales represented approximately 50% of total Company sales in the quarter compared to 51%, in the first quarter of fiscal year 2011.

     Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory), and represented 55% of total Life Sciences sales, increased 15.8%. The sales results by the submarkets that comprise BioPharmaceuticals are discussed below:

  Sales in the Pharmaceuticals submarket, which represented about 45% of total Life Sciences sales, increased 16.8% compared to the first quarter of fiscal year 2011 driven by growth in all three Regions. Consumables sales increased 16.1%, while systems sales grew 24.9%. Continued strength in the biotech sector (in all Regions) as well as in plasma were key growth drivers. Increased demand for the Company’s single-use products also contributed to the growth in the quarter.

  Sales in the Laboratory submarket, which represented less than 10% of Life Sciences sales, grew 10.8%, with all Regions contributing. The growth in this submarket reflects end-user demand for products used in research and quality control fueled by underlying growth in the pharmaceutical marketplace. Emerging markets in Latin America and Asia, particularly China and India, also contributed to the growth compared to the first quarter of last year.

     Sales in the Medical market, which is comprised of blood filtration product sales and other infection and patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, represented close to 30% of total Life Sciences sales, increased 2.5% compared to the first quarter of fiscal year 2011.

  Sales of blood filtration products, which represented approximately 15% of total Life Sciences sales, increased 3.5%. The growth in the quarter reflects increased sales in the Americas, the Company’s largest blood filtration Region, and Asia, partly offset by a decline in Europe. The growth in blood filtration sales in the Americas was driven by the U.S. and reflects new product conversions at certain customers. The growth in Asia, the Company’s smallest blood filtration Region, reflects increased sales in several countries. The decline in sales in Europe reflects the impact of economic conditions in the Region.

  OEM sales, which represented less than 10% of total Life Sciences sales, grew 3.5% primarily driven by increased intravenous filter (“IV”) sales in the Americas driven by regulatory requirements in the U.S.

  Sales to Hospitals, which represented less than 10% of total Life Sciences sales, were flat in the quarter reflecting timing of shipments.

     Sales in the Food & Beverage market, which represented about 16% of total Life Sciences sales, increased 3.9%. Systems sales almost doubled, while consumables sales declined 6.9%. By Region, the increase in sales in the quarter reflects growth in the Americas and Asia, partly offset by a decline in Europe. Sales in the Americas and Asia were up driven by new market applications and products in food contact compliance and beer stabilization, augmented by growth in emerging markets. Sales in Europe were down reflecting decreased production volume in the alcoholic beverage sectors and the impact of the divestiture of a non-core asset group in Italy, which hampered consumables sales growth.

     Life Sciences gross margin in the first quarter of fiscal year 2012 increased 130 basis points to 55.8% from 54.5% in the first quarter of fiscal year 2011. The increase in gross margin in the quarter reflects manufacturing cost savings and the benefit of exchange rates on foreign currency denominated sourced goods primarily in the Euro-zone, which in the aggregate outpaced inflation.

     SG&A expenses in the first quarter of fiscal year 2012, increased by $13,122, or 15.7% (an increase of $9,687, or 11.6% in local currency) compared to the first quarter of fiscal year 2011. Selling expenses in local currency increased close to 13%, while G&A expenses increased about 10%. In addition to inflation in payroll and related costs that impacted both selling and G&A expenses, the increase in SG&A (in local currency) principally reflects increased spending related to regional expansion in emerging markets (impacting selling and G&A expenses), including the Latin America acquisition, and investments in information technology as discussed in the Review of Consolidated Results above. SG&A as a percentage of sales increased to 27.1% from 26.8% in the first quarter of fiscal year 2011. The increase in SG&A as a percentage of sales reflects the increase in spending in key areas as discussed above, partly offset by the leverage of sales growth. As a percentage of sales, selling expenses were 16.4% compared to 15.9% in the first quarter of fiscal year 2011. As a percentage of sales, G&A expenses were 10.7% compared to 10.9% in the first quarter of fiscal year 2011.

     R&D expenses in the first quarter of fiscal year 2012 were $13,305, an increase of $48, or less than 1% (a decrease of $139, or 1.0% in local currency). As a percentage of sales, R&D expenses were 3.7% compared to 4.3% in the first quarter of fiscal year 2011.

     Segment profit dollars were $88,982, an increase of $15,794, or 21.6% ($10,098, or 13.8% in local currency) compared to the first quarter of fiscal year 2011. Segment margin improved to 25.0% from 23.5% in the first quarter of fiscal year 2011.

     Industrial:

     Presented below are summary Statements of Segment Profit for the Industrial segment for the three months ended October 31, 2011 and October 31, 2010:

		% of		% of	%
	Oct. 31, 2011	Sales	Oct. 31, 2010	Sales	Change
Sales	$349,508		$293,897		18.9
Cost of sales	192,135	55.0	155,143	52.8	23.8
Gross margin	157,373	45.0	138,754	47.2	13.4
SG&A	101,599	29.1	86,503	29.4	17.5
R&D	7,633	2.2	6,912	2.4	10.4
Segment profit	$48,141	13.8	$45,339	15.4	6.2

     The tables below present sales by market and Region within the Industrial segment for the three months ended October 31, 2011 and October 31, 2010, including the effect of exchange rates for comparative purposes.

					%
				Exchange	Change in
			%	Rate	Local
	Oct. 31, 2011	Oct. 31, 2010	Change	Impact	Currency
By Market
Energy & Water	$137,218	$102,393	34.0	$4,718	29.4
Aeropower	133,700	116,549	14.7	4,031	11.3
Microelectronics	78,590	74,955	4.9	4,953	(1.8)
Total Industrial	$349,508	$293,897	18.9	$13,702	14.3

By Region
Americas (a)	$109,065	$100,468	8.6	$296	8.3
Europe	99,113	81,681	21.3	3,931	16.5
Asia	141,330	111,748	26.5	9,475	18.0
Total Industrial	$349,508	$293,897	18.9	$13,702	14.3

(a) Formerly Western Hemisphere.

     Industrial segment sales increased 14.3%, reflecting strong growth in the Energy & Water and Aeropower markets, partly offset by a decline in the Microelectronics market. The increase in sales in the quarter reflects growth in consumables and systems sales of 10.3% and 40.3%, respectively. Sales in emerging markets increased about 46%, while sales in mature markets grew 7%.

     Increased pricing contributed $514, or less than 0.5%, to consumables sales growth in the quarter. Systems sales represented 16.0% of total Industrial sales in the quarter compared to 13.1% in the first quarter of fiscal year 2011. Industrial sales represented approximately 50.0% of total Company sales in the quarter compared to 49.0% in the first quarter of fiscal year 2011.

     Sales in the Energy & Water market, which is comprised of three submarkets; Fuels & Chemicals, Power Generation and Municipal Water, and represented about 39% of total Industrial sales, increased 29.4%. The sales results by submarket are discussed below:

  Sales in the Fuels & Chemicals submarket, which represented approximately 20% of total Industrial sales increased 35.8% reflecting double-digit growth in all Regions. Consumables sales increased 17.7%, while systems sales grew over 150%. Growth in emerging markets was a key growth driver in the quarter. Furthermore, all sectors of the market contributed with oil & gas, refining and alternative energy experiencing particularly robust growth.

  Sales in the Power Generation submarket, which represented approximately 10% of total Industrial sales, increased 16.6% primarily driven by strong growth in the nuclear and wind-turbine sectors. Increased sales in the turbine OEM and fossil fuel sectors also contributed to the growth in the quarter. By Region, the sales results in the quarter reflect strong growth in Asia and Europe. Sales in the Americas were down as growth in consumables sales were offset by a decline in systems sales.

  Municipal Water submarket sales, which represented less than 10% of total Industrial sales, increased 29.0%. By Region, sales in the Americas (the Company’s largest Municipal Water Region) grew 13.5%, as U.S. municipalities continue to invest in membrane filtration to comply with drinking water regulations. Sales in Europe decreased 11.8% reflecting a reduction in capital spending primarily in the landfill leachate sector due to economic conditions in the Region. In Asia, the Company’s smallest Municipal Water Region, sales increased over 300% driven by a large wastewater project in Australia.

     The Aeropower market is comprised of sales of air, water, lubrication, fuel and machinery and hydraulic protection products to OEM and end-user customers in Military and Commercial Aerospace as well as in the Machinery & Equipment submarkets, which consist of a grouping of producers of mobile equipment and trucks, pulp and paper, mining equipment, automotive products and metals. Sales in the Aeropower market, which represented about 38% of total Industrial sales, increased 11.3%. The sales results by the submarkets that comprise Aeropower are discussed below:

  Sales in the Machinery & Equipment submarket, which represented approximately 20% of total Industrial sales, increased 12.3%, with all Regions contributing to the growth. The increase in Machinery & Equipment sales was driven by growth in the mining and mobile OEM sectors. Growth in emerging markets was also a key growth driver in the quarter.

  Sales to the Military Aerospace submarket, which represented less than 10% of total Industrial sales, increased 5.7% primarily driven by CH-47 helicopter program sales in the Americas.

  Sales to the Commercial Aerospace submarket, which represented less than 10% of total Industrial sales, increased 14.5%, with all Regions contributing to the growth. The growth in Commercial Aerospace sales was primarily driven by an increase in OEM production rates, and an increase in aftermarket sales related to an increase in air miles flown.

     Microelectronics sales, which represented about 23% of total Industrial sales, decreased 1.8% reflecting a decline in semiconductor chip production, weakness in the display market and decreased OEM demand. Sales in Asia, the Company’s largest Microelectronics Region, were flat. The Americas, which generates the largest share of the Company’s OEM sales, declined 14.5%. Sales in Europe, the Company’s smallest Microelectronics Region, grew 10%, benefiting from capital goods sales in the semiconductor sector.

     Industrial gross margin decreased 220 basis points to 45.0% from 47.2% in the first quarter of fiscal year 2011. The decrease in gross margin reflects unfavorable mix primarily due to the negative impact from an increase in systems sales, as discussed above, which typically have lower gross margins than consumables, and a reduction in consumables product sales in the Microelectronics market.

     SG&A expenses increased by $15,096, or 17.5% (an increase of $11,148, or 12.9% in local currency) compared to the first quarter of fiscal year 2011. Selling expenses in local currency increased about 12%, while G&A expenses were up about 14%. In addition to inflation in payroll and related costs, the increase in SG&A (in local currency) principally reflects increased spending related to regional expansion in emerging markets (impacting selling and G&A expenses), including the Latin America acquisition, and investments in information technology as discussed in the Review of Consolidated Results, as well as costs related to bringing Industrial into the European and Asian headquarters. SG&A expenses as a percentage of sales decreased to 29.1% from 29.4% in the first quarter of fiscal year 2011. The decrease in SG&A as a percentage of sales reflects the leverage of the increase in sales, partly offset by the increase in spending in key areas as discussed above. As a percentage of sales, selling expenses were 17.7% compared to 18.0% in the first quarter of fiscal year 2011. As a percentage of sales, G&A expenses were 11.4% compared to 11.5% in the first quarter of fiscal year 2011.

     R&D expenses were $7,633 in the first quarter of fiscal year 2012 compared to $6,912 in the first quarter of fiscal year 2011, an increase of $721, or 10.4% ($655, or 9.5% in local currency). As a percentage of sales, R&D expenses were 2.2% compared to 2.4% in the first quarter of fiscal year 2011.

     Segment profit dollars in the first quarter of fiscal year 2012 were $48,141, an increase of $2,802, or 6.2%. In local currency segment profit was essentially flat compared to the first quarter of fiscal year 2011. Segment margin decreased to 13.8% from 15.4% in the first quarter of fiscal year 2011.

     Corporate Services Group:

     Corporate Services Group expenses in the first quarter of fiscal year 2012 were $15,701 compared to $12,321 in the first quarter of fiscal year 2011, an increase of $3,380 or 27.4% ($3,329 or 27.0% in local currency). The increase in Corporate Services Group expenses primarily reflects an increase in payroll and related costs and the costs associated with the executive management transition.

Liquidity and Capital Resources

     Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $714,800 at October 31, 2011 as compared with $676,500 at July 31, 2011. Excluding the effect of foreign exchange (discussed below), non-cash working capital increased approximately $48,300 compared to July 31, 2011.

     The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at October 31, 2011 to those at July 31, 2011, the Euro and the British Pound have weakened against the U.S. Dollar, while the JPY has strengthened against the U.S. Dollar. The effect of foreign currency translation decreased non-cash working capital by $9,963, including net inventory, net accounts receivable and other current assets by $4,907, $8,695 and $2,179, respectively, as compared to July 31, 2011. Additionally, foreign currency translation decreased accounts payable and other current liabilities by $5,543 and current income taxes payable by $275.

     Net cash provided by operating activities in the first quarter of fiscal year 2012 was $78,356 as compared to $58,686 in the first quarter of fiscal year 2011, an increase of $19,670, or about 34% reflecting the increase in net earnings exclusive of ROTC, which did not have a material impact on cash outflows accompanied by an improvement in working capital management.

     The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding (“DPO”), decreased to 130 days in the quarter ended October 31, 2011 from 142 days in the quarter ended October 31, 2010. This improvement reflects a decrease in DSO and DIO partly offset by a decrease in DPO.

     Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $21,707, or about 31% of net earnings in the first quarter of fiscal year 2012, as compared with $33,328, or about 47% of net earnings in the first quarter of fiscal year 2011. The decrease in free cash flow reflects an increase in capital expenditures principally related to the purchase of a new facility in Europe. The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities to free cash flow.

	Oct. 31, 2011	Oct. 31, 2010
Net cash provided by operating activities	$78,356	$58,686
Less capital expenditures	56,649	25,358
Free cash flow	$21,707	$33,328
Net Earnings	$69,455	$71,409
Free cash flow conversion	31.3%	46.7%

     Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 9.7% at October 31, 2011 as compared to 9.1% at July 31, 2011. Net debt increased by approximately $15,100 compared with July 31, 2011, reflecting a decrease in cash and cash equivalents of $72,300 partly offset by a decline in gross debt of $70,100. The impact of foreign exchange rates increased net debt by about $12,900.

     The Company’s 5-year senior revolving credit facility contains financial covenants which require the Company to maintain a minimum consolidated net interest coverage ratio of 3.5:1, based upon trailing four quarters results, and a maximum consolidated leverage ratio of 3.5:1, based upon trailing four quarters results. In addition, the facility includes other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of October 31, 2011, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.

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

     The notional amount of foreign currency forward contracts entered into during the three months ended October 31, 2011 was $882,544. The notional amount of foreign currency forward contracts outstanding as of October 31, 2011 was $278,695. The Company’s foreign currency balance sheet exposures resulted in the recognition of a loss within SG&A of approximately $2,586 in the three months ended October 31, 2011, before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A was a loss of approximately $1,171 in the three months ended October 31, 2011.

     As of October 31, 2011, the Company had $145,000 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s consolidated balance sheet. Commercial paper issuances during the quarter carried interest rates ranging between 0.37% and 0.42% and original maturities between 29 and 62 days. As of October 31, 2011, the Company does not have any outstanding borrowings under its existing senior revolving credit facility.

     The Company utilizes cash flow generated from operations and its senior revolving credit facility to meet its short-term liquidity needs. Company management considers its cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet its anticipated liquidity needs.

     As of October 31, 2011, the amount of cash and cash equivalents held by foreign subsidiaries was $451,757. The Company does not expect any restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on the Company’s overall liquidity or financial position.

     Capital expenditures were $56,649 in the first quarter of fiscal year 2012. Depreciation expense was $22,343 and amortization expense was $4,192 in the first quarter of fiscal year 2012.

     On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. At July 31, 2011, there was $203,037 remaining under this stock repurchase authorization. On September 26, 2011, the board authorized an expenditure of $250,000 to repurchase shares. The Company did not repurchase stock in the first quarter of fiscal year 2012 leaving $453,037 remaining at October 31, 2011 under the current stock repurchase programs. Net proceeds from stock plans were $9,759 in the first quarter of fiscal year 2012.

     In the first quarter of fiscal year 2012, the Company paid dividends of $20,125 compared to $36,976 in the first quarter of fiscal year 2011 reflecting the timing of dividend payments. The Company increased its quarterly dividend by 9.4% from 16 cents to 17.5 cents per share, effective with the dividend.

Recently Issued Accounting Pronouncements

     In September 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, which for the Company is the first quarter of fiscal 2013, with early adoption permitted. The Company does not expect this guidance will have a material impact on its results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     There is no material change in the market risk information disclosed in Item 7A of the 2011 Form 10-K.

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

     In connection with the aforementioned business improvement initiatives, during fiscal years 2010 and 2011, certain significant operations migrated and are expected to continue to migrate in future fiscal quarters to the Company’s global enterprise resource planning (“ERP”) software system. The purpose of the ERP system is to facilitate (i) the flow of information between all business functions inside the boundaries of the Company and (ii) the management of the connections to outside stakeholders. Built on a centralized database and utilizing a common computing platform, the ERP system consolidates business operations into a more uniform, enterprise wide system environment. The Company's ERP implementation is accompanied by process changes and improvements, including those that impact internal control over financial reporting. No operations were migrated to the ERP system during the first quarter of fiscal year 2012.

     There have been no changes in, including in connection with the above described initiative, the Company’s internal control over financial reporting during the first quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
(In thousands)

     As previously disclosed in the 2011 Form 10-K, the Company is subject to various regulatory proceedings and litigation, including with respect to various environmental matters. Reference is also made to Note 5, Contingencies and Commitments, to the accompanying condensed consolidated financial statements.

Environmental Matters:

     The Company’s condensed consolidated balance sheet at October 31, 2011 includes liabilities for environmental matters of approximately $14,472, which relate primarily to the environmental proceedings discussed in the 2011 Form 10-K. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

     There is no material change in the risk factors reported in Item 1A of the 2011 Form 10-K. This report contains certain forward-looking statements that reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These statements are subject to risks and uncertainties, which could cause actual results to differ materially. For a description of these risks see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors.”

ITEM 6. EXHIBITS.

     See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

December 9, 2011	/s/	LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer
and Treasurer

	/s/	FRANCIS MOSCHELLA
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