Form 10-Q
period 2012-01-31
PALL CORP
filed 2012-03-09
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of March 5, 2012 was 115,798,588.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Jan 31, 2012	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$527,904	$557,766
Accounts receivable	594,910	646,769
Inventories	445,631	444,842
Prepaid expenses	49,137	39,322
Other current assets	142,718	120,509
Total current assets	1,760,300	1,809,208
Property, plant and equipment	824,550	794,599
Goodwill	292,599	290,606
Intangible assets	79,143	61,735
Other non-current assets	249,594	276,268
Total assets	$3,206,186	$3,232,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$139,970	$214,957
Accounts payable and other current liabilities	495,508	519,883
Income taxes payable	78,261	34,531
Current portion of long-term debt	487	511
Dividends payable	24,280	20,125
Total current liabilities	738,506	790,007
Long-term debt, net of current portion	493,737	491,954
Income taxes payable – non-current	126,639	175,040
Deferred taxes and other non-current liabilities	273,470	285,594
Total liabilities	1,632,352	1,742,595

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	264,225	246,665
Retained earnings	1,726,924	1,619,051
Treasury stock, at cost	(461,473)	(483,705)
Stock option loans	—	(133)
Accumulated other comprehensive income/(loss):
Foreign currency translation	141,498	207,478
Pension liability adjustment	(114,046)	(121,831)
Unrealized investment gains	3,910	9,500
	31,362	95,147
Total stockholders’ equity	1,573,834	1,489,821
Total liabilities and stockholders’ equity	$3,206,186	$3,232,416

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jan 31, 2012	Jan 31, 2011	Jan 31, 2012	Jan 31, 2011
Net sales	$697,981	$645,232	$1,403,622	$1,250,709
Cost of sales	337,696	312,747	687,081	609,551
Gross profit	360,285	332,485	716,541	641,158

Selling, general and administrative expenses	215,194	197,100	429,090	379,398
Research and development	21,583	20,773	42,521	40,942
Restructuring and other charges, net	5,813	4,789	28,797	6,198
Interest expense, net	5,386	5,814	11,331	13,108
Earnings before income taxes	112,309	104,009	204,802	201,512
Provision for income taxes	27,580	28,345	50,618	54,439
Net earnings	$84,729	$75,664	$154,184	$147,073
Earnings per share:
Basic	$0.73	$0.65	$1.33	$1.26
Diluted	$0.72	$0.64	$1.31	$1.25

Dividends declared per share	$0.210	$0.175	$0.385	$0.175

Average shares outstanding:
Basic	116,196	116,476	115,997	116,405
Diluted	117,914	118,266	117,555	118,102

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	Jan 31, 2012	Jan 31, 2011
Operating activities:
Net cash provided by operating activities	$203,983	$155,523

Investing activities:
Capital expenditures	(94,285)	(59,945)
Acquisition of business	(25,669)	—
Purchases of retirement benefit assets	(22,388)	(50,381)
Proceeds from sale of retirement benefit assets	21,862	39,608
Proceeds from sale of assets	19,856	410
Other	(9,094)	(3,642)
Net cash used by investing activities	(109,718)	(73,950)

Financing activities:
Notes payable	(74,987)	130,081
Dividends paid	(40,274)	(36,976)
Long-term borrowings	84	35,109
Repayments of long-term debt	(266)	(298,252)
Net proceeds from stock plans	16,662	28,289
Purchase of treasury stock	—	(29,538)
Excess tax benefits from stock-based compensation arrangements	2,057	6,488
Net cash used by financing activities	(96,724)	(164,799)
Cash flow for period	(2,459)	(83,226)
Cash and cash equivalents at beginning of year	557,766	498,563
Effect of exchange rate changes on cash and cash equivalents	(27,403)	19,924
Cash and cash equivalents at end of period	$527,904	$435,261
Supplemental disclosures:
Interest paid	$11,913	$14,057
Income taxes paid (net of refunds)	50,485	54,341

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

NOTE 2 – BALANCE SHEET DETAILS
The following tables provide details of selected balance sheet items:

	Jan 31, 2012	July 31, 2011
Accounts receivable:
Billed	$514,976	$553,500
Unbilled	89,781	101,652
Total	604,757	655,152
Less: Allowances for doubtful accounts	(9,847)	(8,383)
	$594,910	$646,769
Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Jan 31, 2012	July 31, 2011
Inventories:
Raw materials and components	$101,720	$102,745
Work-in-process	110,538	96,601
Finished goods	233,373	245,496
	$445,631	$444,842

	Jan 31, 2012	July 31, 2011
Property, plant and equipment:
Property, plant and equipment	$1,750,427	$1,705,559
Less: Accumulated depreciation and amortization	(925,877)	(910,960)
	$824,550	$794,599

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill, allocated by reportable segment.

	Jan 31, 2012	July 31, 2011
Life Sciences	$130,763	$131,852
Industrial	161,836	158,754
	$292,599	$290,606

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Intangible assets, net, consist of the following:

	Jan 31, 2012
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$100,550	$68,351	$32,199
Customer-related intangibles	51,439	9,036	42,403
Trademarks	6,946	4,925	2,021
Other	5,254	2,734	2,520
	$164,189	$85,046	$79,143
	July 31, 2011
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$102,372	$64,921	$37,451
Customer-related intangibles	26,478	6,598	19,880
Trademarks	6,802	4,684	2,118
Other	4,685	2,399	2,286
	$140,337	$78,602	$61,735

The changes in both goodwill and intangible assets relate to an acquisition in Brazil in the first quarter of fiscal year 2012. In connection with the acquisition, the Company recorded the fair value of the intangible assets acquired (approximately $20,000, with the majority recorded as customer-related intangibles), which were valued using the income approach. The amount of goodwill recorded in connection with this acquisition was approximately $10,000. In addition, the carrying amounts were also impacted by changes in foreign exchange rates used to translate the goodwill and intangible assets contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.
Amortization expense for intangible assets for the three and six months ended January 31, 2012 was $4,598 and $8,790, respectively. Amortization expense for intangible assets for the three and six months ended January 31, 2011 was $3,313 and $6,509, respectively. Amortization expense, excluding any impact of the acquisition of ForteBio®, Inc., for which a valuation has not yet been completed (see Note 16, Subsequent Event, for further details), is estimated to be approximately $9,129 for the remainder of fiscal year 2012, $12,394 in fiscal year 2013, $10,295 in fiscal year 2014, $8,637 in fiscal year 2015, $7,509 in fiscal year 2016 and $7,419 in fiscal year 2017.

NOTE 4 – TREASURY STOCK
On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. On September 26, 2011, the board authorized an additional $250,000. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. There were no share repurchases during the six months ended January 31, 2012. As of January 31, 2012, $453,037 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.
During the six months ended January 31, 2012, 613 shares were issued under the Company’s stock-based compensation plans. At January 31, 2012, the Company held 12,350 treasury shares.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 5 – CONTINGENCIES AND COMMITMENTS
With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2011 Form 10-K, under the heading Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, the Company has reached an agreement with the lead plaintiff to settle the consolidated putative securities class-action lawsuit originally filed in August 2007 in the United States District Court for the Eastern District of New York. Under the terms of the proposed settlement, the lawsuit will be dismissed with prejudice, and the Company and all individual defendants do not admit any liability and will receive a full and complete release of all claims asserted against them in the litigation, in exchange for the payment of an aggregate of $22,500. Of the monetary payment to be made on behalf of the Company and the individual defendants, substantially all will be funded from insurance proceeds. The agreement is subject to the execution of definitive settlement documents and court approval after the class has been notified of its terms. The Company has reflected appropriate costs, contingent liabilities and related insurance recoveries in the condensed consolidated financial statements as of January 31, 2012 and July 31, 2011.
The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. Other than those legal proceedings and claims discussed below and in the 2011 Form 10-K, the Company did not have any current other legal proceedings and claims that would individually or in the aggregate have a reasonably possible materially adverse affect on its financial condition or operating results. As such, any reasonably possible loss or range of loss, other than those legal proceedings discussed in this note and in the 2011 Form 10-K, is immaterial. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in several of these legal matters in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
Environmental Matters:
The Company’s condensed consolidated balance sheet at January 31, 2012 includes liabilities for environmental matters of approximately $13,487, which relate primarily to the environmental proceedings discussed in the 2011 Form 10-K. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

NOTE 6 – RESTRUCTURING AND OTHER CHARGES, NET
The following tables summarize the restructuring and other charges (“ROTC”) recorded for the three and six months ended January 31, 2012 and January 31, 2011:

	Three Months Ended Jan 31, 2012			Six Months Ended Jan 31, 2012
	Restructuring (1)	Other (Gains)/ Charges (2)	Total	Restructuring (1)	Other (Gains)/ Charges (2)	Total
Severance benefits and other employment contract obligations	$2,894	$862	$3,756	$28,302	$8,832	$37,134
Gain on sale of assets	—	—	—	(1,515)	(9,196)	(10,711)
Professional fees, legal settlements and other costs, net of receipt of insurance claim payments	591	1,466	2,057	1,366	1,054	2,420
Reversal of excess restructuring reserves	—	—	—	(46)	—	(46)
	$3,485	$2,328	$5,813	$28,107	$690	$28,797

Cash	$3,485	$1,959	$5,444	$28,107	$(1,847)	$26,260
Non-cash(a)	—	369	369	—	2,537	2,537
	$3,485	$2,328	$5,813	$28,107	$690	$28,797

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended Jan 31, 2011			Six Months Ended Jan 31, 2011
	Restructuring (1)	Other (Gains)/ Charges (2)	Total	Restructuring (1)	Other (Gains)/ Charges (2)	Total
Severance benefits	$3,453	$—	$3,453	$3,453	$—	$3,453
Professional fees and other costs, net of receipt of insurance claim payments	1,709	(1,023)	686	2,720	(619)	2,101
Environmental matters	—	650	650	—	650	650
Reversal of excess restructuring reserves	—	—	—	(6)	—	(6)
	$5,162	$(373)	$4,789	$6,167	$31	$6,198

Cash	$5,162	$(373)	$4,789	$6,167	$31	$6,198
Non-cash	—	—	—	—	—	—
	$5,162	$(373)	$4,789	$6,167	$31	$6,198
(a) Reflects non-cash stock based compensation expense.
(1) Restructuring:
Restructuring charges recorded in the three and six months ended January 31, 2012 and January 31, 2011 reflect the expenses incurred in connection with the Company’s cost reduction initiatives.
Severance benefits recorded in the three and six months ended January 31, 2012 primarily relate to global restructuring activities in the Industrial segment. The most significant restructuring activities include:

•	the realignment of sales and marketing management of certain of the Company’s markets,

•	the reorganization of the global management structure that supports the Company’s systems product line, and

•	shifting resources from mature country markets to emerging regions.
Restructuring charges/(income) in the six months ended January 31, 2012 also includes a gain of $1,515 on the divestiture of a non-strategic asset group.
Severance benefits recorded in the three and six months ended January 31, 2011 primarily relate to the closure of an Industrial manufacturing facility in Europe.
(2) Other (Gains) / Charges:
Employment contract obligations and other severance benefits:
In the three and six months ended January 31, 2012, the Company recorded charges related to certain employment contract obligations.
Gain on sale of assets:
The six months ended January 31, 2012 includes a gain of $9,196 on the sale of the Company's investment in Satair A/S.
Professional fees and other costs:
In the three and six months ended January 31, 2012 and January 31, 2011, the Company recorded legal and other professional fees related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 5, Contingencies and Commitments) which pertain to matters that had been under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). Furthermore, in the three months ended January 31, 2012, the Company recorded costs related to the settlement of the Federal Securities Class Actions (see Note 5, Contingencies and Commitments). The receipt of insurance claim payments partly offset the costs discussed above in the three and six months ended January 31, 2012 and more than offset such costs in the three and six months ended January 31, 2011.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table summarizes the activity related to restructuring liabilities that were recorded in the six months ended January 31, 2012 and in fiscal years 2011, 2010 and 2009.

	Severance	Other	Total
2012
Original charge	$28,302	$1,367	$29,669
Utilized	(9,703)	(842)	(10,545)
Translation	151	8	159
Balance at Jan 31, 2012	$18,750	$533	$19,283

	Severance	Other	Total
2011
Original charge	$4,863	$5,507	$10,370
Utilized	(1,817)	(5,225)	(7,042)
Translation	272	68	340
Balance at Jul 31, 2011	$3,318	$350	$3,668
Utilized	(3,147)	(350)	(3,497)
Translation	(119)	—	(119)
Balance at Jan 31, 2012	$52	$—	$52

	Severance	Other	Total
2010
Original charge (a)	$6,034	$5,581	$11,615
Utilized	(2,031)	(5,441)	(7,472)
Translation	1	(9)	(8)
Balance at Jul 31, 2010	$4,004	$131	$4,135
Utilized	(1,356)	(135)	(1,491)
Translation	2	4	6
Balance at Jul 31, 2011	$2,650	$—	$2,650
Utilized	(1,182)	—	(1,182)
Translation	—	—	—
Balance at Jan 31, 2012	$1,468	$—	$1,468

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Severance	Other	Total
2009
Original charge	$18,938	$4,734	$23,672
Utilized	(12,757)	(4,133)	(16,890)
Translation	412	20	432
Balance at Jul 31, 2009	6,593	621	7,214
Utilized	(4,902)	(588)	(5,490)
Reversal of excess reserves	(143)	—	(143)
Translation	(86)	(27)	(113)
Balance at Jul 31, 2010	$1,462	$6	$1,468
Utilized	(845)	(6)	(851)
Reversal of excess reserves	(6)	—	(6)
Translation	120	—	120
Balance at Jul 31, 2011	$731	$—	$731
Utilized	(228)	—	(228)
Reversal of excess reserves	(46)	—	(46)
Translation	(52)	—	(52)
Balance at Jan 31, 2012	$405	$—	$405

(a) Excludes stock-based compensation expense of $603

NOTE 7 – INCOME TAXES
The Company’s effective tax rate for the six months ended January 31, 2012 and January 31, 2011 was 24.7% and 27.0%, respectively. For the six months ended January 31, 2012 and January 31, 2011, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations.
At January 31, 2012 and July 31, 2011, the Company had gross unrecognized income tax benefits of $196,243 and $188,380, respectively. During the six months ended January 31, 2012, the amount of gross unrecognized tax benefits increased by $7,863, primarily due to tax positions taken during the fiscal year, partially offset by the impact of foreign currency translation and the expiration of various statutes of limitations. As of January 31, 2012, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $136,397.
At January 31, 2012 and July 31, 2011, the Company had liabilities of $30,503 and $29,652, respectively, for potential payment of interest and penalties.
Based on recent discussion with various tax authorities and due to the expiration of various statutes of limitations, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $61,496. As a result, the Company has reclassified $57,126 of income taxes payable and $17,870 of interest payable from non-current liabilities to current liabilities, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 8 – COMPONENTS OF NET PERIODIC PENSION COST
Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan 31, 2012	Jan 31, 2011	Jan 31, 2012	Jan 31, 2011	Jan 31, 2012	Jan 31, 2011
Service cost	$2,231	$2,015	$1,181	$1,302	$3,412	$3,317
Interest cost	3,051	3,032	4,481	4,538	7,532	7,570
Expected return on plan assets	(2,303)	(2,203)	(3,855)	(3,524)	(6,158)	(5,727)
Amortization of prior service cost	374	456	(34)	73	340	529
Recognized actuarial loss	1,546	967	1,297	1,403	2,843	2,370
Gain due to curtailments and settlements	—	—	—	(24)	—	(24)
Net periodic benefit cost	$4,899	$4,267	$3,070	$3,768	$7,969	$8,035

	Six Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan 31, 2012	Jan 31, 2011	Jan 31, 2012	Jan 31, 2011	Jan 31, 2012	Jan 31, 2011
Service cost	$4,462	$4,030	$2,391	$2,589	$6,853	$6,619
Interest cost	6,647	6,064	9,116	9,054	15,763	15,118
Expected return on plan assets	(4,606)	(4,406)	(7,819)	(7,036)	(12,425)	(11,442)
Amortization of prior service cost	1,031	912	(67)	144	964	1,056
Recognized actuarial loss	5,000	1,934	2,632	2,802	7,632	4,736
Gain due to curtailments and settlements	—	—	—	(47)	—	(47)
Net periodic benefit cost	$12,534	$8,534	$6,253	$7,506	$18,787	$16,040

NOTE 9 – STOCK–BASED PAYMENT
The Company currently has four stock-based employee and director compensation award types (Restricted Stock Unit, Stock Option Plans, Management Stock Purchase Plan (“MSPP”), and Employee Stock Purchase Plan (“ESPP”)), which are more fully described in Note 15, Common Stock, to the consolidated financial statements included in the 2011 Form 10-K.
On December 14, 2011, the Company’s shareholders approved the Pall Corporation 2012 Stock Compensation Plan (the “2012 Stock Plan”). The Board adopted the 2012 Stock Plan on September 26, 2011, subject to shareholder approval. The 2012 Stock Plan replaced the Pall Corporation 2005 Stock Compensation Plan (the “2005 Stock Plan”).
Similar to the 2005 Stock Plan, the 2012 Stock Plan permits the Company to grant to its employees, including the Company’s “named executive officers”, a variety of equity compensation (that is, stock options, restricted shares, restricted units, performance shares and performance units). In addition, the 2012 Stock Plan provides that (i) in January of each calendar year, each member of the board of directors who is not on such grant date an employee of the Company will be granted a number of annual award units as determined by the board of directors, (ii) each person who is elected a director of the Company for the first time at an annual meeting and who is not an employee of the Company on the date of such annual meeting will receive a number of annual award units as determined by the board of directors, and (iii) at the discretion of a non-employee director, 100% of the cash fees paid to such director in a calendar year may be deferred in additional units which will be paid out either in one lump sum or in five equal annual installments upon the director ceasing to be a member of the board. Up to 7,100 shares are issuable under the 2012 Stock Plan. The number of shares available for awards under the 2012 Stock Plan will be reduced by one share for every one share subject to a stock option granted under the 2012 Stock Plan and will be reduced by 2.31 shares for every one share subject to a Full Value Award (i.e., restricted shares, restricted units, performance shares and performance units).

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The fair value of stock options is estimated using a Black-Scholes-Merton option pricing formula and are charged to earnings over the service periods during which the options are deemed to be earned; which is generally four years. The forms of options currently approved for use in awarding options provide that the options may not be exercised within one year from the date of grant, and expire if not fully exercised within seven years from the date of grant. Generally, in any year after the first year, the options can be exercised with respect to only up to 25% of the shares subject to the option, computed cumulatively.
The fair value of the restricted unit awards is determined by reference to the closing price of the Company’s common stock on the date of the award, and are charged to earnings over the service periods during which the awards are deemed to be earned; four years, in the case of units awarded to employees and upon grant, in the case of the annual award units to non-employee directors. The annual award units granted to non-employee directors of the Company (and any related dividends paid in the form of additional units) are converted to shares once the director ceases to be a member of the board of directors, other than removal for cause. Restricted stock units granted to employees vest after the fourth anniversary of the date of grant. Dividends on unvested restricted stock units vest at the same time as the restricted units for which the dividends were recorded and are forfeitable if the participant does not vest in the original award.
The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and six months ended January 31, 2012 and January 31, 2011 are reflected in the table below.

	Three Months Ended		Six Months Ended
	Jan 31, 2012	Jan 31, 2011	Jan 31, 2012	Jan 31, 2011
Restricted stock units	$4,724	$3,761	$9,510	$6,155
Stock options	1,344	984	3,226	1,994
ESPP	1,479	1,168	2,682	2,156
MSPP	1,117	931	2,116	1,955
Total	$8,664	$6,844	$17,534	$12,260

NOTE 10 – EARNINGS PER SHARE
The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and restricted stock units aggregating 829 and 136 shares were not included in the computation of diluted shares for the three months ended January 31, 2012 and January 31, 2011, respectively, because their effect would have been antidilutive. For the six months ended January 31, 2012 and January 31, 2011, 1,339 and 658 antidilutive shares, respectively, were excluded. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Six Months Ended
	Jan 31, 2012	Jan 31, 2011	Jan 31, 2012	Jan 31, 2011
Basic shares outstanding	116,196	116,476	115,997	116,405
Effect of stock plans	1,718	1,790	1,558	1,697
Diluted shares outstanding	117,914	118,266	117,555	118,102

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 11 – FAIR VALUE MEASUREMENTS
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
The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2012:

	Fair Value Measurements
	As of
	Jan 31, 2012	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$3,662	$3,662	$—	$—
Available-for-sale securities:
Equity securities	1,014	1,014	—	—
Debt securities:
Corporate	31,710	—	31,710	—
U.S. Treasury	9,694	—	9,694	—
Federal agency	28,962	—	28,962	—
Mortgage-backed	6,340	—	6,340	—
Municipal government	1,000	—	1,000	—
Derivative financial instruments:
Foreign exchange forward contracts	2,968	—	2,968	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	934	—	934	—

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2011:

	Fair Value Measurements
	As of
	Jul 31, 2011	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$4,575	$4,575	$—	$—
Available-for-sale securities:
Equity securities	12,064	12,064	—	—
Debt securities:
Corporate	32,020	—	32,020	—
U.S. Treasury	10,210	—	10,210	—
Federal agency	29,404	—	29,404	—
Mortgage-backed	6,356	—	6,356	—
Municipal government	1,002	—	1,002	—
Derivative financial instruments:
Foreign exchange forward contracts	1,456	—	1,456	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	478	—	478	—

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

NOTE 12 – INVESTMENT SECURITIES
The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the trust at January 31, 2012 range from 2012 to 2044.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Cost/ Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains
January 31, 2012
Equity securities	$1,011	$1,014	$3	$—	$3
Debt securities:
Corporate	29,799	31,710	1,945	(34)	1,911
U.S. Treasury	8,821	9,694	873	—	873
Federal agency	27,120	28,962	1,842	—	1,842
Mortgage-backed	6,155	6,340	215	(30)	185
Municipal government	1,000	1,000	—	—	—
	$73,906	$78,720	$4,878	$(64)	$4,814

July 31, 2011
Equity securities	$2,381	$12,064	$9,683	$—	$9,683
Debt securities:
Corporate	30,239	32,020	1,814	(33)	1,781
U.S. Treasury	9,544	10,210	666	—	666
Federal agency	28,042	29,404	1,362	—	1,362
Mortgage-backed	6,242	6,356	144	(30)	114
Municipal government	1,000	1,002	2	—	2
	$77,448	$91,056	$13,671	$(63)	$13,608
The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
January 31, 2012
Debt securities:
Mortgage-backed	$697	$3	$1,505	$27	$2,202	$30
Corporate	2,589	34	—	—	2,589	34
	$3,286	$37	$1,505	$27	$4,791	$64

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
July 31, 2011
Debt securities:
Mortgage-backed	$1,502	$30	$—	$—	$1,502	$30
Corporate	1,985	33	—	—	1,985	33
	$3,487	$63	$—	$—	$3,487	$63

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three and six months ended January 31, 2012 and January 31, 2011:

	Three Months Ended		Six Months Ended
	Jan 31, 2012	Jan 31, 2011	Jan 31, 2012	Jan 31, 2011
Proceeds from sales	$5,180	$10,670	$21,227	$14,212
Realized gross gains on sales	115	514	9,478	694
Realized gross losses on sales	—	12	16	12

NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Foreign Exchange Related:
a. Derivatives Not Designated as Hedging Instruments
The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three and six months ended January 31, 2012 was $489,067 and $1,371,611, respectively. The notional amount of foreign currency forward contracts outstanding as of January 31, 2012 was $255,994.
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
Interest Rate Related:
    As of January 31, 2012, there are no existing interest rate related derivatives.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
January 31, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Not applicable (N/A)
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$2,968	Other current liabilities	$934
Total derivatives		$2,968		$934
Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$117,891

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

For the three months ended January 31, 2012 and January 31, 2011, the Company had no derivative financial instruments outstanding that were designated as hedging instruments.
The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three months ended January 31, 2012 and January 31, 2011 are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Jan 31, 2012	Jan 31, 2011	Jan 31, 2012	Jan 31, 2011
Derivatives not designated as hedging relationships
Foreign exchange forward contracts	Selling, general and administrative expenses	$4,747	$(2,015)	$6,162	$(4,350)

The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three and six months ended January 31, 2012 and January 31, 2011 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Three Months Ended			Three Months Ended
	Jan 31, 2012	Jan 31, 2011		Jan 31, 2012	Jan 31, 2011
Nonderivatives designated as hedging relationships
Net investment hedge	$513	$1,445	N/A	$—	$—

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended January 31, 2012 and January 31, 2011.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Six Months Ended			Six Months Ended
	Jan 31, 2012	Jan 31, 2011		Jan 31, 2012	Jan 31, 2011
Nonderivatives designated as hedging relationships
Net investment hedge	$(1,336)	$(3,468)	N/A	$—	$—

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the six months ended January 31, 2012 and January 31, 2011.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 14 – COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	Jan 31, 2012	Jan 31, 2011	Jan 31, 2012	Jan 31, 2011
Net earnings	$84,729	$75,664	$154,184	$147,073
Unrealized translation adjustment	(40,736)	(7,705)	(65,670)	38,277
Income taxes	(1,112)	(717)	(310)	3,933
Unrealized translation adjustment, net	(41,848)	(8,422)	(65,980)	42,210
Pension liability adjustment	7,113	3,850	13,367	4,532
Income taxes	(3,559)	(1,217)	(5,582)	(1,476)
Pension liability adjustment, net	3,554	2,633	7,785	3,056
Change in unrealized investment (losses)/gains	812	(1,452)	(8,794)	560
Income taxes	(254)	523	3,204	(201)
Change in unrealized investment (losses)/gains, net	558	(929)	(5,590)	359
Total comprehensive income	$46,993	$68,946	$90,399	$192,698

Unrealized investment gains on available-for-sale securities, net of related income taxes, consist of the following:

	Three Months Ended		Six Months Ended
	Jan 31, 2012	Jan 31, 2011	Jan 31, 2012	Jan 31, 2011
Unrealized (losses)/gains arising during the period	$778	$(1,452)	$403	$560
Income taxes	(242)	523	(270)	(201)
Net unrealized (losses)/gains arising during the period	536	(929)	133	359
Reclassification adjustment for gains included in net earnings	22	—	(5,723)	—
Change in unrealized investment (losses)/gains, net	$558	$(929)	$(5,590)	$359

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 15 – SEGMENT INFORMATION
The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.
The following table presents sales and segment profit by business segment reconciled to earnings before income taxes, for the three and six months ended January 31, 2012 and January 31, 2011.

	Three Months Ended		Six Months Ended
	Jan 31, 2012	Jan 31, 2011	Jan 31, 2012	Jan 31, 2011
SALES:
Life Sciences	$357,165	$334,214	$713,298	$645,794
Industrial	340,816	311,018	690,324	604,915
Total	$697,981	$645,232	$1,403,622	$1,250,709
SEGMENT PROFIT:
Life Sciences	$88,706	$83,650	$177,688	$156,838
Industrial	52,480	47,942	100,621	93,281
Total segment profit	141,186	131,592	278,309	250,119
Corporate Services Group	17,678	16,980	33,379	29,301
Operating profit	123,508	114,612	244,930	220,818
ROTC	5,813	4,789	28,797	6,198
Interest expense, net	5,386	5,814	11,331	13,108
Earnings before income taxes	$112,309	$104,009	$204,802	$201,512

NOTE 16 – SUBSEQUENT EVENT

On March 1, 2012 (the “Closing Date”), the Company acquired 100% of the outstanding capital stock of ForteBio®, Inc. (“ForteBio”), a privately held provider of advanced analytical systems that accelerate the discovery and development of biotech drugs. On the Closing Date, the Company paid a cash purchase price of approximately $142,500, net of cash acquired, subject to a post closing working capital adjustment. Pall ForteBio Corp., the new company, is headquartered in Menlo Park, California, and has wholly owned subsidiaries in London, England and Shanghai, China. This acquisition is not expected to have a material impact on the Company's financial position or results of operations for fiscal year 2012.

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
The Company’s forward-looking statements are subject to risks and uncertainties and are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by the Company’s forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I–Item 1A.–Risk Factors in the 2011 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including: the impact of legislative, regulatory and political developments globally; the impact of the uncertain global economic environment; the extent to which adverse economic conditions may affect our sales volume and results; changes in product mix, market mix and product pricing, particularly relating to the expansion of the systems business; demand for our products and business relationships with key customers and suppliers, which may be impacted by their cash flow and payment practices; delays or cancellations in shipments; our ability to develop and commercialize new technologies; our ability to obtain regulatory approval or market acceptance of new technologies; our ability to successfully complete our business improvement initiatives, which include supply chain enhancements and integrating and upgrading our information systems; the effect of a serious disruption in our information systems; fluctuations in our effective tax rate; volatility in foreign currency exchange rates, interest rates and energy costs and other macroeconomic challenges currently affecting us; increase in costs of manufacturing and operating costs; our ability to achieve and sustain the savings anticipated from cost reduction and gross margin improvement initiatives; our ability to attract and retain management talent; the impact of pricing and other actions by competitors; the effect of litigation and regulatory inquiries associated with the restatement of our prior period financial statements; the effect of the restrictive covenants in our debt facilities; our ability to enforce patents and protect proprietary products and manufacturing techniques; and our ability to successfully complete or integrate any acquisitions. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them, whether as a result of new information, future developments or otherwise.
Market Reorganization
Effective in the second quarter of fiscal year 2012, the Company reorganized its Industrial markets. Machinery & Equipment submarket (previously part of the Aeropower market) and Energy & Water are now being combined and are reported as the Process Technologies market. With the exclusion of Machinery & Equipment from Aeropower, Aerospace is now the stand-alone descriptor for that part of the business. Sales information by market for prior periods has been restated to reflect these changes. All discussions and amounts reported in this filing are based on the reorganized structure.
Review of Consolidated Results
Sales in the second quarter of fiscal year 2012 increased 8.2% to $697,981 from $645,232 in the second quarter of fiscal year 2011. Exchange rates used to translate foreign subsidiary results into U.S. Dollars increased reported sales by $948, primarily due to the weakening of the U.S. Dollar against the Japanese Yen (“JPY”) partly offset by the strengthening of the U.S. Dollar against the Euro. In local currency, sales increased 8.0%. Sales in the six months increased 12.2% to $1,403,622 from $1,250,709 in the six months of fiscal year 2011. Exchange rates used to translate foreign subsidiary results into U.S. Dollars increased reported sales by $29,149 primarily related to the weakening of the U.S. Dollar in the first quarter against various Asian currencies (the JPY, Chinese Renminbi, Australian Dollar and Korean Won), as well as the Euro. In local currency, sales increased 9.9%. Increased pricing contributed $4,682, or about 1%, to overall sales growth in the quarter and $7,808, or about 1% in the six months, reflecting increases in both segments.
Life Sciences segment sales increased 7.0% (in local currency) in the second quarter and 8.3% in the six months. Industrial segment sales increased 9.2% (in local currency) in the second quarter and 11.6% in the six months. For a detailed discussion of sales by segment, refer to the section “Review of Operating Segments” below.
Consumable filtration products sales (including appurtenant hardware) increased 7.5% (in local currency) in the second quarter reflecting growth of 5.4% in Life Sciences and 10.0% in Industrial. In the six months, consumable filtration products sales (including appurtenant hardware) increased 8.2% (in local currency) reflecting growth of 6.5% in Life Sciences and 10.1% in Industrial.
Systems sales increased 12.2% (in local currency) in the second quarter reflecting growth of 27.6% in Life Sciences and 4.8% in Industrial. In the six months, systems sales increased 25.5% (in local currency) reflecting growth of 36.5% in Life Sciences and 20.7% in Industrial. Systems sales represented 11.3% of total sales in the second quarter of fiscal year 2012 compared to 11.0% in the second quarter of fiscal year 2011. Systems sales represented 11.3% of total sales in the six months compared to 10.0% in the six months of fiscal year 2011.
Sales in emerging markets grew almost 21% in the second quarter and about 29% in the six months, and represented approximately 20% of total sales in both the quarter and six months. Emerging markets are defined as high growth and/or developing areas of the world in which the Company has focused growth resources. In the Americas, emerging markets include Latin America, primarily the countries of Brazil, Argentina and Mexico. In Europe, emerging markets include Eastern European countries, primarily Russia, Turkey and Poland, as well as various countries in the Middle East and Africa. In Asia, emerging markets primarily include the countries of China, India, Philippines, Indonesia and Vietnam.
Gross margin in the second quarter of fiscal year 2012 increased 10 basis points to 51.6% from 51.5% in the second quarter of fiscal year 2011. This reflects an increase in gross margin in the Life Sciences segment of 60 basis points partly offset by a decrease in gross margin in the Industrial segment of 40 basis points. In the six months, gross margin decreased 30 basis points to 51.0% from 51.3% in the six months of fiscal year 2011. This reflects a decrease in gross margin in the Industrial segment of 130 basis points partly offset by an increase in gross margin in the Life Sciences segment of 100 basis points. For a detailed discussion of the factors impacting gross margin by segment, refer to the section “Review of Operating Segments” below.
The Company has risks to gross margin from the fluctuation of the costs of products that are sourced in a currency different that the currency they are sold in (transactional impact). With the Company's current manufacturing footprint, a significant portion of products purchased by the Company in the Eurozone are sourced outside of the Eurozone. Sales in the Eurozone are approximately 25% of total Company sales. The Company currently estimates that the transactional impact of a 5% fluctuation in the U.S. Dollar or the Pound Sterling relationship to the Euro would impact the Company's consolidated gross margin by a range of approximately 40 - 60 basis points. While these currency pair relationships remained relatively stable during the first six months of fiscal year 2012 compared to fiscal year 2011, as at January 31, 2012 the Euro had depreciated approximately 3.5% against the U.S. Dollar and 2.5% against the Pound Sterling.
Selling, general and administrative (“SG&A”) expenses in the second quarter of fiscal year 2012 increased by $18,094, or 9.2% (an increase of $18,015, or 9.1%, in local currency). In the six months, SG&A expenses increased by $49,692, or 13.1% (an increase of $42,178, or 11.1%, in local currency). These increases are reflected in both segments and the Corporate Services Group. Selling expenses increased approximately 5% in the quarter and 11% in the six months. General and administrative (“G&A”) expenses increased approximately 15% and 16% in the quarter and six months, respectively. In addition to inflationary increases in payroll and related costs affecting both selling and G&A expenses, the overall increase in SG&A (in local currency) in the quarter and six months primarily reflects:

•	increased selling expenses, and to a lesser extent G&A expenses, driven by resource deployment related to organic regional expansion in Latin America, Middle East and Asia, impacting both segments,

•	costs related to bringing Industrial into the European and Asian hubs,

•	incremental costs related to an acquisition in Brazil (selling and G&A), impacting both segments, and

•	project related costs in information technology and other infrastructure.

As a percentage of sales, SG&A expenses were 30.8% compared to 30.5% in the second quarter of fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales in the quarter were as follows:
•selling expenses were 16.9% compared to 17.5% in the second quarter of fiscal year 2011, and
•G&A expenses were 13.9% compared to 13.1% in the second quarter of fiscal year 2011.
In the six months, SG&A expenses were 30.6% compared to 30.3% in the six months of fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales in the six months were as follows:
•selling expenses were 17.0% compared to 17.3% in the six months of fiscal year 2011, and
•G&A expenses were 13.5% compared to 13.1% in the six months of fiscal year 2011.
For a discussion of SG&A by business, refer to the section “Review of Operating Segments” below.
Research and development (“R&D”) expenses were $21,583 in the second quarter of fiscal year 2012 compared to $20,773 in the second quarter of fiscal year 2011, an increase of $810, or 3.9% ($814, or 3.9% in local currency). The increase in R&D expenses in local currency in the quarter reflects increased spending in the Life Sciences segment partly offset by a decline in the Industrial segment. As a percentage of sales, R&D expenses were 3.1% in the quarter compared to 3.2% in the second quarter of fiscal year 2011. In the six months, R&D expenses were $42,521 compared to $40,942 in the six months of fiscal year 2011, an increase of $1,579, or 3.9% ($1,330, or 3.2% in local currency). The increase in R&D expenses in local currency in the six months reflects increased spending in both segments. As a percentage of sales, R&D expenses were 3.0% in the six months compared to 3.3% in the six months of fiscal year 2011. For a discussion of R&D expenses by business, refer to the section “Review of Operating Segments” below.
In the second quarter and six months of fiscal year 2012, the Company recorded restructuring and other charges (“ROTC”) of $5,813 and $28,797, respectively. ROTC in the quarter and six months was primarily comprised of severance, professional fees and other costs related to the Company’s cost reduction initiatives, primarily in the Industrial segment, as well as charges related to certain employment contract obligations.
In the second quarter and six months of fiscal year 2011, the Company recorded ROTC of $4,789 and $6,198, respectively. ROTC in the quarter and six months of fiscal year 2011 was primarily comprised of severance, professional fees and other costs related to the Company's cost reduction initiatives partly offset by the receipt of insurance claim payments. The severance costs recorded relate to the closure of an Industrial manufacturing facility in Europe.
The details of ROTC for the three and six months ended January 31, 2012 and January 31, 2011 as well as the activity related to restructuring liabilities that were recorded in the six months ended January 31, 2012, and in fiscal years 2011, 2010 and 2009, can be found in Note 6, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.
Earnings before interest and income taxes (“EBIT”) were $117,695 in the second quarter of fiscal year 2012, an increase of 7.2% compared to $109,823 in the second quarter of fiscal year 2011. The impact of foreign currency translation increased EBIT by approximately $1,466, or 1.4% in the second quarter of fiscal year 2012. As a percentage of sales, EBIT were 16.9% compared to 17.0% in the second quarter of fiscal year 2011. In the six months, EBIT were $216,133, an increase of almost 1% compared to $214,620 in the six months of fiscal year 2011. The impact of foreign currency translation increased EBIT by approximately $9,840, or 4.6% in the six months of fiscal year 2012. As a percentage of sales, EBIT were 15.4% compared to 17.2% in the six months of fiscal year 2011.
Net interest expense in the second quarter of fiscal year 2012 was $5,386 compared to $5,814 in the second quarter of fiscal year 2011. Net interest expense in the six months was $11,331 compared to $13,108 in the six months of fiscal year 2011. The decrease in net interest expense in the six months primarily reflects a reduction in interest rates compared to the six months of fiscal year 2011 as a result of the Company’s commercial paper program that was established in the second quarter of fiscal year 2011, as well as an increase in interest income.
The Company's effective tax rate for the second quarter of fiscal years 2012 and 2011 was 24.6% and 27.3%, respectively. The Company's effective tax rate for the six months ended January 31, 2012 and January 31, 2011 was 24.7% and 27.0%, respectively. This decrease in the effective tax rate for the second quarter and first six months of fiscal year 2012 reflects tax benefits associated with the establishment of the Company's Asian headquarters in Singapore and the expansion of the Company's European headquarters in Switzerland. The Company expects its effective tax rate for the full fiscal year 2012 to be approximately 24.5%. The actual effective tax rate for the full fiscal year 2012 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions (including the impact of ROTC and discrete items), enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as other factors.

Net earnings in the second quarter of fiscal year 2012 were $84,729, or 72 cents per share, compared with net earnings of $75,664, or 64 cents in the second quarter of fiscal year 2011. In the six months, net earnings were $154,184, or $1.31 per share, compared with net earnings of $147,073, or $1.25 in the six months of fiscal year 2011. Company management estimates that foreign currency translation increased earnings per share by 1 cent in the second quarter and 6 cents in the six months of fiscal year 2012.
Review of Operating Segments
The following table presents sales and segment profit by business segment, reconciled to earnings before income taxes, for the three and six months ended January 31, 2012 and January 31, 2011.

Three Months Ended	Jan 31, 2012	% Margin	Jan 31, 2011	% Margin	% Change
SALES:
Life Sciences	$357,165		$334,214		6.9
Industrial	340,816		311,018		9.6
Total	$697,981		$645,232		8.2
SEGMENT PROFIT :
Life Sciences	$88,706	24.8%	$83,650	25.0%	6.0
Industrial	52,480	15.4%	47,942	15.4%	9.5
Total segment profit	141,186	20.2%	131,592	20.4%	7.3
Corporate Services Group	17,678		16,980		4.1
Operating profit	123,508	17.7%	114,612	17.8%	7.8
ROTC, net	5,813		4,789
Interest expense, net	5,386		5,814
Earnings before income taxes	$112,309		$104,009

Six Months Ended	Jan 31, 2012	% Margin	Jan 31, 2011	% Margin	% Change
SALES:
Life Sciences	$713,298		$645,794		10.5
Industrial	690,324		604,915		14.1
Total	$1,403,622		$1,250,709		12.2
SEGMENT PROFIT :
Life Sciences	$177,688	24.9%	$156,838	24.3%	13.3
Industrial	100,621	14.6%	93,281	15.4%	7.9
Total segment profit	278,309	19.8%	250,119	20.0%	11.3
Corporate Services Group	33,379		29,301		13.9
Operating profit	244,930	17.4%	220,818	17.7%	10.9
ROTC, net	28,797		6,198
Interest expense, net	11,331		13,108
Earnings before income taxes	$204,802		$201,512

Life Sciences:
     Presented below are Summary Statements of Segment Profit for the Life Sciences segment for the three and six months ended January 31, 2012 and January 31, 2011:

Three Months Ended	Jan 31, 2012	% of Sales	Jan 31, 2011	% of Sales	% Change
Sales	$357,165		$334,214		6.9
Cost of sales	157,559	44.1	149,488	44.7	5.4
Gross margin	199,606	55.9	184,726	55.3	8.1
SG&A	96,642	27.1	88,188	26.4	9.6
R&D	14,258	4.0	12,888	3.9	10.6
Segment profit	$88,706	24.8	$83,650	25.0	6.0

Six Months Ended	Jan 31, 2012	% of Sales	Jan 31, 2011	% of Sales	% Change
Sales	$713,298		$645,794		10.5
Cost of sales	314,809	44.1	291,149	45.1	8.1
Gross margin	398,489	55.9	354,645	54.9	12.4
SG&A	193,238	27.1	171,662	26.6	12.6
R&D	27,563	3.9	26,145	4.0	5.4
Segment profit	$177,688	24.9	$156,838	24.3	13.3

The tables below present sales by market and region within the Life Sciences segment for the three and six months ended January 31, 2012 and January 31, 2011, including the effect of exchange rates for comparative purposes.

Three Months Ended	Jan 31, 2012	Jan 31, 2011	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
BioPharmaceuticals	$201,647	$179,550	12.3	$(61)	12.3
Medical	102,152	102,305	(0.1)	25	(0.2)
Food & Beverage	53,366	52,359	1.9	(273)	2.4
Total Life Sciences	$357,165	$334,214	6.9	$(309)	7.0
By Region
Americas	$120,446	$118,477	1.7	$(477)	2.1
Europe	166,373	153,725	8.2	(1,495)	9.2
Asia	70,346	62,012	13.4	1,663	10.8
Total Life Sciences	$357,165	$334,214	6.9	$(309)	7.0

Six Months Ended	Jan 31, 2012	Jan 31, 2011	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
BioPharmaceuticals	$397,659	$340,959	16.6	$8,980	14.0
Medical	206,254	200,847	2.7	3,087	1.2
Food & Beverage	109,385	103,988	5.2	2,123	3.1
Total Life Sciences	$713,298	$645,794	10.5	$14,190	8.3

By Region
Americas	$244,765	$228,128	7.3	$(254)	7.4
Europe	333,563	299,113	11.5	8,249	8.8
Asia	134,970	118,553	13.8	6,195	8.6
Total Life Sciences	$713,298	$645,794	10.5	$14,190	8.3
Life Sciences segment sales increased 7.0% in the second quarter compared to the second quarter of fiscal year 2011, reflecting growth in consumables and systems sales of 5.4% and 27.6%, respectively. Sales in emerging markets grew about 8% while sales in mature markets grew about 7%. In the six months, Life Sciences segment sales increased 8.3%, driven by growth in consumables and systems sales of 6.5% and 36.5%, respectively. Sales in emerging markets in the six months grew about 16% while sales in mature markets grew about 7%.
Increased pricing (primarily in the BioPharmaceuticals market) contributed $2,419, or about 0.8%, to consumables sales growth in the second quarter thus, the volume increase related to consumables sales was about 4.6%. In the six months, increased pricing (primarily in the BioPharmaceuticals market) contributed $5,031, or about 0.8%, to consumables sales growth thus, the volume increase related to consumables sales was about 5.7%.
Systems sales represented 8.1% of total Life Sciences sales in the second quarter compared to 6.9% in the second quarter of fiscal year 2011. In the six months, systems sales represented 7.4% of total Life Sciences sales compared to 6.0% in the six months of fiscal year 2011. Life Sciences sales represented approximately 51% of total Company sales in the second quarter and six months compared to 52%, in the same periods of fiscal year 2011.
Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory), and represented approximately 55% of total Life Sciences sales, increased 12.3% in the quarter and 14.0% in the six months. The sales results by the submarkets are discussed below:

•
Sales in the Pharmaceuticals submarket, which represented close to 50% of total Life Sciences sales, increased 13.1% in the quarter and 14.8% in the six months compared to the same periods of fiscal year 2011 driven by growth in all three regions. Consumables sales increased 10.0% in the quarter, while systems sales grew 47.0%. In the six months, consumables sales increased 12.9%, while systems sales grew 37.4%. Continued strength in the biotech sector as well as in plasma were key growth drivers in the quarter and six months. This also reflects increased demand for the Company’s single-use products.

•
Sales in the Laboratory submarket, which represented less than 10% of Life Sciences sales, grew 7.4% in the quarter and 9.1% in the six months, with all regions contributing. The growth in this submarket reflects end-user demand for products used in research and quality control driven by the underlying growth in the pharmaceutical marketplace. Emerging markets in Asia, particularly China and India, also contributed to the growth in the quarter and six months.

Sales in the Medical market, which is comprised of blood filtration product sales and other infection and patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, represented about 30% of total Life Sciences sales. Sales were flat in the second quarter and increased 1.2% in the six months compared to the same periods of fiscal year 2011.

•
Sales of blood filtration products, which represented approximately 15% of total Life Sciences sales, increased 6.0% in the quarter reflecting increased sales in all three regions. In the Americas, the Company’s largest blood filtration region, the sales growth was driven by the U.S. and reflects new product conversions at certain customers. The growth in Europe reflects sales to a new blood center in the U.K. partly offset by declines in other countries due to economic conditions. The growth in Asia, the Company’s smallest blood filtration region, reflects increased sales in several countries. In the six months, sales of blood filtration products increased 4.8%. The growth in the six months reflects increased sales in the

Americas and Asia, partly offset by a decline in Europe. The growth in blood filtration sales in the Americas and Asia reflects the same trends evident in the quarter. The decline in sales in Europe reflects the impact of economic conditions in the region.

•
OEM sales, which represented less than 10% of total Life Sciences sales, were down 7% in the quarter reflecting timing of customer orders and the impact of the Thailand floods. In the six months, OEM sales were down 1.7% reflecting the same trend evident in the quarter partly mitigated by the impact of increased intravenous filter (“IV”) sales in the Americas driven by regulatory requirements in the U.S.

•
Sales to Hospitals, which represented less than 10% of total Life Sciences sales, were down 7.3% and 4.1% in the quarter and six months, respectively, primarily reflecting decreased sales in Europe, the Company's largest Hospital region. The decline in sales in Europe reflects the impact of weak economic conditions in the region resulting in reduced spending by hospitals.

Sales in the Food & Beverage market, which represented about 15% of total Life Sciences sales, increased 2.4% in the second quarter compared to the second quarter of fiscal year 2011. Consumables sales grew 2.6%. Consumables sales growth in the second quarter was hampered by the impact of the divestiture of a non-core asset group in Italy in the first quarter. Excluding the impact of this divestiture, consumables sales grew about 10% in the quarter with all regions contributing. This growth was driven by new market applications and products in food contact compliance and beer stabilization, augmented by growth in emerging markets. Systems sales were up slightly in the quarter, reflecting a tough comparative to last year's very strong quarter. In the six months, sales in the Food & Beverage market increased 3.1%. Consumables sales decreased 2.3%, while systems sales grew 35.2%. Excluding the impact of the divestiture discussed above, consumables sales grew about 5% in the six months. The growth in consumables and systems sales in the six months was driven by new markets applications and products augmented by growth in emerging markets.
Life Sciences gross margin in the second quarter of fiscal year 2012 increased 60 basis points to 55.9% from 55.3% in the second quarter of fiscal year 2011. Approximately 30 basis points of the improvement in gross margin in the quarter reflects improved pricing. The balance of the improvement reflects the impact of manufacturing cost savings (net of inflationary cost increases) partly offset by negative product mix. Life Sciences gross margin in the six months of fiscal year 2012 increased 100 basis points to 55.9% from 54.9% in the six months of fiscal year 2011. Approximately 50 basis points of the improvement in gross margin in the six months reflects improved pricing, with the balance principally driven by the benefit of exchange rates on foreign currency denominated sourced goods primarily in the Euro-zone.
SG&A expenses in the second quarter of fiscal year 2012, increased by $8,454, or 9.6% (an increase of $8,688, or 9.9% in local currency) compared to the second quarter of fiscal year 2011. In the six months, SG&A expenses increased by $21,576, or 12.6% (an increase of $18,375, or 10.7% in local currency) compared to the six months of fiscal year 2011. Selling expenses in increased approximately 5% in the quarter and 11% in the six months. G&A expenses increased approximately 17% and 15% in the quarter and six months, respectively. In addition to inflation in payroll and related costs that impacted both selling and G&A expenses, the increase in SG&A (in local currency) in the quarter and six months principally reflects increased spending related to regional expansion in emerging markets (impacting selling and G&A expenses), including the acquisition in Brazil and project related costs in information technology as discussed in the Review of Consolidated Results above. SG&A as a percentage of sales increased to 27.1% from 26.4% in the second quarter of fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales in the quarter were as follows:
•selling expenses were 16.1% compared to 16.4% in the second quarter of fiscal year 2011, and
•G&A expenses were 11.0% compared to 10.0% in the second quarter of fiscal year 2011.
In the six months, SG&A as a percentage of sales increased to 27.1% from 26.6% in the six months of fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales in the six months were as follows:
•selling expenses were 16.2% compared to 16.1% in the six months of fiscal year 2011, and
•G&A expenses were 10.9% compared to 10.5% in the six months of fiscal year 2011.
R&D expenses in the second quarter of fiscal year 2012 were $14,258, an increase of $1,370, or 10.6% (an increase of $1,404, or 10.9% in local currency). As a percentage of sales, R&D expenses were 4.0% compared to 3.9% in the second quarter of fiscal year 2011. In the six months, R&D expenses were $27,563, an increase of $1,418, or 5.4% (an increase of $1,265, or 4.8% in local currency). As a percentage of sales, R&D expenses were 3.9% compared to 4.0% in the six months of fiscal year 2011.

Segment profit dollars were $88,706, an increase of $5,056, or 6.0% ($4,427, or 5.3% in local currency) compared to the second quarter of fiscal year 2011. Incremental margin, which is defined as the ratio of segment profit growth to revenue growth, was 22% (19% in local currency) in the quarter. Segment profit margin declined to 24.8% from 25.0% in the second quarter of fiscal year 2011. In the six months, segment profit dollars were $177,688, an increase of $20,850, or 13.3% ($14,526, or 9.3% in local currency) compared to the six months of fiscal year 2011. In the six months, incremental margin was 31% (27% in local currency).Segment profit margin increased to 24.9% from 24.3% in the six months of fiscal year 2011.

Industrial:
Presented below are summary Statements of Segment Profit for the Industrial segment for the three and six months ended January 31, 2012 and January 31, 2011:

Three Months Ended	Jan 31, 2012	% of Sales	Jan 31, 2011	% of Sales	% Change
Sales	$340,816		$311,018		9.6
Cost of sales	180,137	52.9	163,259	52.5	10.3
Gross margin	160,679	47.1	147,759	47.5	8.7
SG&A	100,874	29.6	91,932	29.6	9.7
R&D	7,325	2.1	7,885	2.5	(7.1)
Segment profit	$52,480	15.4	$47,942	15.4	9.5

Six Months Ended	Jan 31, 2012	% of Sales	Jan 31, 2011	% of Sales	% Change
Sales	$690,324		$604,915		14.1
Cost of sales	372,272	53.9	318,402	52.6	16.9
Gross margin	318,052	46.1	286,513	47.4	11.0
SG&A	202,473	29.3	178,435	29.5	13.5
R&D	14,958	2.2	14,797	2.4	1.1
Segment profit	$100,621	14.6	$93,281	15.4	7.9

The tables below present sales by market and region within the Industrial segment for the three and six months ended January 31, 2012 and January 31, 2011, including the effect of exchange rates for comparative purposes.

Three Months Ended	Jan 31, 2012	Jan 31, 2011	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
Process Technologies	$211,654	$186,822	13.3	$(269)	13.4
Aerospace	54,959	47,403	15.9	(118)	16.2
Microelectronics	74,203	76,793	(3.4)	1,644	(5.5)
Total Industrial	$340,816	$311,018	9.6	$1,257	9.2

By Region
Americas	$104,726	$105,079	(0.3)	$(553)	0.2
Europe	106,374	86,657	22.8	(1,777)	24.8
Asia	129,716	119,282	8.7	3,587	5.7
Total Industrial	$340,816	$311,018	9.6	$1,257	9.2

Six Months Ended	Jan 31, 2012	Jan 31, 2011	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
Process Technologies	$425,939	$355,007	20.0	$7,598	17.8
Aerospace	111,592	98,160	13.7	764	12.9
Microelectronics	152,793	151,748	0.7	6,597	(3.7)
Total Industrial	$690,324	$604,915	14.1	$14,959	11.6

By Region
Americas	$213,791	$205,547	4.0	$(257)	4.1
Europe	205,487	168,338	22.1	2,154	20.8
Asia	271,046	231,030	17.3	13,062	11.7
Total Industrial	$690,324	$604,915	14.1	$14,959	11.6
Industrial segment sales increased 9.2% in the second quarter and 11.6 % in the six months, reflecting strong growth in the Process Technologies and Aerospace markets, partly offset by a decline in the Microelectronics market. The increase in sales in the quarter reflects growth in consumables (including appurtenant hardware) and systems sales of 10.0% and 4.8%, respectively. Sales in emerging markets increased about 30% in the second quarter, while sales in mature markets grew about 4%. The increase in sales in the six months reflects growth in consumables (including appurtenant hardware) and systems sales of 10.1% and 20.7%, respectively. In the six months, sales in emerging markets increased about 37%, while sales in mature markets grew about 5%.
Increased pricing contributed $2,263, or 0.9%, to consumables sales growth in the second quarter thus, the volume increase related to consumables sales was about 9.1%. In the six months, increased pricing contributed $2,777, or 0.5% to consumables sales growth thus the volume increase related to consumables sales was about 9.6%.
Systems sales represented 14.7% of total Industrial sales in the second quarter compared to 15.4% in the second quarter of fiscal year 2011. In the six months, systems sales represented 15.4% of total Industrial sales compared to 14.3% in the six months of fiscal year 2011. Industrial sales represented approximately 49% of total Company sales in the second quarter and six months compared to 48% in the same periods of fiscal year 2011.
Sales in the Process Technologies market, which is comprised of four submarkets; Fuels & Chemicals, Municipal Water, Power Generation and Machinery & Equipment, and represented about 60% of total Industrial sales, increased 13.4% in the quarter and 17.8% in the six months. The sales results by submarket are discussed below:

•
Sales in the Fuels & Chemicals submarket, which represented approximately 25% of total Industrial sales increased 38.6% in the quarter and 37.3% in the six months, reflecting strong growth in all regions. Consumables sales increased 32.1% and 25.3% in the quarter and six months, respectively. Systems sales grew 64.6% in the quarter and almost 100% in the six months. Robust growth in the oil & gas, refining and alternative energy sectors in emerging markets were key growth drivers in the quarter and six months.

•
Sales in the Machinery & Equipment submarket, which represented approximately 20% of total Industrial sales, increased 18.1% in the quarter and 15.1% in the six months, with all regions contributing to the growth. The increase in Machinery & Equipment sales was driven by growth in the mining, primary metals, automotive in-plant and mobile OEM sectors. Growth in emerging markets was also a key contributor to the growth in the quarter and six months.

•
Sales in the Power Generation submarket, which represented less than 10% of total Industrial sales, decreased 16.5% in the quarter and 1.3% in the six months. By region, the sales results in the quarter and six months reflect a decline in the Americas and in Asia partly offset by growth in Europe. The decline in the Americas reflects a decrease in systems sales, partly offset by growth in consumables sales. The decline in Asia reflects a decrease in demand from wind turbine OEM's in China. The growth in Europe in the quarter reflects increased activity in the nuclear energy sector.

•
Municipal Water submarket sales, which represented less than 10% of total Industrial sales, decreased 18.8% in the quarter and were flat in the six months. By region, sales in the Americas (the Company’s largest Municipal Water region) were down 37.3% in the quarter and 18.8% in the six months. There is a large backlog in this market as U.S. municipalities continue to invest in membrane filtration to comply with drinking water regulations and the decline in the quarter and six months reflects the timing of these large projects. Sales in Europe decreased 15.3% in the quarter and 13.5% in the six months reflecting a reduction in capital spending due to economic conditions in the region. In Asia, sales more than doubled in the quarter and more than tripled in the six months. The growth in the quarter and six months was largely driven by wastewater projects in Australia spurred by environmental discharge regulations.
The Aerospace market is comprised of sales of air, water, lubrication, fuel and hydraulic protection products to end-user customers in Military and Commercial Aerospace. Sales in the Aerospace market, which represented about 15% of total Industrial sales, increased 16.2% in the quarter and 12.9% in the six months. The sales results by submarket are discussed below:

•
Sales to the Military Aerospace submarket, which represented less than 10% of total Industrial sales, increased 31.4% and 17.8% in the second quarter and six months, respectively. All regions contributed to the growth in the quarter and six months, however, CH-47 helicopter program sales in the Americas were particularly strong.

•
Sales to the Commercial Aerospace submarket, which represented less than 10% of total Industrial sales, were flat in the second quarter. In the six months, sales to the Commercial Aerospace submarket increased 7.6%. The growth in Commercial Aerospace sales in the six months was primarily driven by the Americas. This growth in the Americas reflects increases in OEM production rates and aftermarket sales related to an increase in passenger miles flown.

Microelectronics sales, which represented about 20% of total Industrial sales, decreased 5.5% in the quarter and 3.7% in the six months. The decrease in both periods reflects a decline in semiconductor chip production and decreased OEM demand. The display, data storage and inkjet sectors were all weak. Sales in Asia, the Company’s largest Microelectronics region, were down 5.5% in the quarter and 3.0% in the six months. The Americas, which generates the largest share of the Company’s OEM sales, declined 7.2% and 10.9% in the quarter and six months, respectively. Sales in Europe, the Company’s smallest Microelectronics region, were down 3.2% in the quarter. In the six months, sales in Europe grew 3.2% driven by increased capital sales in the semiconductor sector.
Industrial gross margin decreased 40 basis points to 47.1% from 47.5% in the second quarter of fiscal year 2011. The decline in gross margin reflects the following:

•	unfavorable mix which reduced gross margin by approximately 170 basis points primarily due to the reduction in consumables product sales in the Microelectronics market, and

•	unfavorable absorption of overhead also related to the decline in Microelectronics sales, as well as a reduction in inventory levels.
This was partly offset by favorable pricing as well as manufacturing cost savings, net of inflationary cost increases. In the six months, Industrial gross margin decreased 130 basis points to 46.1% from 47.4% in the six months of fiscal year 2011. The decrease in gross margin in the six months reflects the impact of the reduction in consumables product sales in the Microelectronics market as discussed above as well as the impact of the increase in systems sales, which typically have lower gross margins than consumables.
SG&A expenses increased by $8,942, or 9.7% (an increase of $8,694, or 9.5% in local currency) compared to the second quarter of fiscal year 2011. In the six months, SG&A expenses increased by $24,038, or 13.5% (an increase of $19,842, or 11.1% in local currency) compared to the six months of fiscal year 2011. Selling expenses increased about 4% in the quarter and 11% in the six months. G&A expenses were up about 19% and 18% in the quarter and six months, respectively. In addition to inflation in payroll and related costs, the increase in SG&A (in local currency) in the quarter and six months principally reflects increased spending related to regional expansion in emerging markets (impacting selling and G&A expenses), including the acquisition in Brazil, and project related costs in information technology as discussed in the Review of Consolidated Results, as well as costs related to bringing Industrial into the European and Asian hubs.
SG&A expenses as a percentage of sales were 29.6% in the quarter, on par with the second quarter of fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales in the quarter were as follows:
•selling expenses were 17.6% compared to 18.5% in the second quarter of fiscal year 2011, and
•G&A expenses were 12.0% compared to 11.1% in the second quarter of fiscal year 2011.
In the six months, SG&A expenses as a percentage of sales decreased to 29.3% from 29.5% in the six months of fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales in the six months were as follows:
•selling expenses were 17.6% compared to 18.2% in the six months of fiscal year 2011, and
•G&A expenses were 11.7% compared to 11.3% in the six months of fiscal year 2011.

R&D expenses were $7,325 in the second quarter of fiscal year 2012 compared to $7,885 in the second quarter of fiscal year 2011, a decrease of $560, or 7.1% ($590, or 7.5% in local currency). As a percentage of sales, R&D expenses were 2.1% compared to 2.5% in the second quarter of fiscal year 2011. In the six months, R&D expenses were $14,958 compared to $14,797 in the six months of fiscal year 2011, an increase of $161, or 1.1% ($65, or less than 1% in local currency). As a percentage of sales, R&D expenses in the six months were 2.2% compared to 2.4% in the six months of fiscal year 2011.
Segment profit dollars in the second quarter of fiscal year 2012 were $52,480, an increase of $4,538, or 9.5% ($3,776, or 7.9% in local currency). Incremental margin was 15% (13% in local currency) in the quarter. Segment profit margin in the quarter was 15.4%, on par with the second quarter of fiscal year 2011. In the six months, segment profit dollars were $100,621, an increase of $7,340, or 7.9% ($3,717, or 4.0% in local currency). In the six months, incremental margin was 9% (5% in local currency). Segment profit margin in the six months decreased to 14.6% from 15.4% last year.

Corporate Services Group:
Corporate Services Group expenses in the second quarter of fiscal year 2012 were $17,678 compared to $16,980 in the second quarter of fiscal year 2011, an increase of $698 or 4.1% ($633 or 3.7% in local currency). The increase in Corporate Services Group expenses primarily reflects an increase in payroll and related costs and the costs associated with the executive management transition partly offset by a decrease in foreign currency transaction losses. In the six months, Corporate Services Group expenses were $33,379 compared to $29,301 in the six months of fiscal year 2011, an increase of $4,078 or 13.9% ($3,962 or 13.5% in local currency). The increase in Corporate Services Group expenses primarily reflects an increase in payroll and related costs and the costs associated with the executive management transition.

Liquidity and Capital Resources
Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $633,900 at January 31, 2012 as compared with $676,500 at July 31, 2011. Excluding the effect of foreign exchange (discussed below), non-cash working capital decreased approximately $14,400 compared to July 31, 2011.
The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at January 31, 2012 to those at July 31, 2011, the Euro and the British Pound have weakened against the U.S. Dollar, while the JPY has strengthened against the U.S. Dollar. The effect of foreign currency translation decreased non-cash working capital by $28,231, including net inventory, net accounts receivable and other current assets by $16,531, $25,274 and $5,158, respectively, as compared to July 31, 2011. Additionally, foreign currency translation decreased accounts payable and other current liabilities by $18,150 and current income taxes payable by $582.
Net cash provided by operating activities in the six months of fiscal year 2012 was $203,983 as compared to $155,523 in the six months of fiscal year 2011, an increase of $48,460, or about 31% reflecting the increase in net earnings accompanied by an improvement in working capital management.
The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding (“DPO”), decreased to 132 days in the quarter ended January 31, 2012 from 144 days in the quarter ended January 31, 2011. This improvement reflects a decrease in DIO partly offset by a slight decrease in DPO. DSO in the quarter ended January 31, 2012 was on par with the same period of last year. The Company’s full cash conversion cycle decreased to 130 days in the quarter ended October 31, 2011 from 142 days in the quarter ended October 31, 2010. This improvement reflects a decrease in DSO and DIO partly offset by a decrease in DPO.
Free cash flow, which is defined as net cash provided by operating activities less capital expenditures, was $109,698, or about 71% of net earnings in the six months of fiscal year 2012, as compared with $95,578, or about 65% of net earnings in the six months of fiscal year 2011. The increase in free cash flow reflects the increase in net cash provided by operating activities as discussed above, largely offset by an increase in capital expenditures principally related to the purchase of a new facility in Europe. The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities to free cash flow.

	Jan 31, 2012	Jan 31, 2011
Net cash provided by operating activities	$203,983	$155,523
Less capital expenditures	94,285	59,945
Free cash flow	$109,698	$95,578
Net Earnings	$154,184	$147,073
Free cash flow conversion	71.1%	65.0%

Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 6.3% at January 31, 2012 as compared to 9.1% at July 31, 2011. Net debt decreased by approximately $43,400 compared with July 31, 2011, reflecting a decline in gross debt of $75,100 partly offset by a decrease in cash and cash equivalents of $2,300. The impact of foreign exchange rates (primarily on cash and cash equivalents) increased net debt by about $29,400.
The Company’s 5-year senior revolving credit facility contains financial covenants which require the Company to maintain a minimum consolidated net interest coverage ratio of 3.5:1, based upon trailing four quarters results, and a maximum consolidated leverage ratio of 3.5:1, based upon trailing four quarters results. In addition, the facility includes other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of January 31, 2012, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
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
The notional amount of foreign currency forward contracts entered into during the three and six months ended January 31, 2012 was $489,067 and $1,371,611, respectively. The notional amount of foreign currency forward contracts outstanding as of January 31, 2012 was $255,994. The Company’s foreign currency balance sheet exposures resulted in the recognition of a loss within SG&A of approximately $6,323 in the three months ended January 31, 2012, before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A was a loss of approximately $1,576 in the three months ended January 31, 2012.
As of January 31, 2012, the Company had $140,000 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s consolidated balance sheet. Commercial paper outstanding at any one time during the quarter had balances ranging from $135,000 to $165,000, carried interest rates ranging between 0.38% and 0.53% and original maturities between 28 and 34 days. Commercial paper outstanding at January 31, 2012 carry interest rates ranging between 0.47% and 0.50% and maturities between 29 and 32 days. As of January 31, 2012, the Company does not have any outstanding borrowings under its existing senior revolving credit facility.
The Company utilizes cash flow generated from operations and its senior revolving credit facility to meet its short-term liquidity needs. Company management considers its cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet its anticipated liquidity needs.
As of January 31, 2012, the amount of cash and cash equivalents held by foreign subsidiaries was $504,458. The Company does not expect any restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on the Company’s overall liquidity.
Capital expenditures were $94,285 in the six months ($37,636 expended in the second quarter). Depreciation expense was $22,259 and amortization expense was $4,598 in the second quarter of fiscal year 2012. Depreciation expense was $44,602 and amortization expense was $8,790 in the six months of fiscal year 2012.
On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. At July 31, 2011, there was $203,037 remaining under this stock repurchase authorization. On September 26, 2011, the board authorized an expenditure of $250,000 to repurchase shares. The Company did not repurchase stock in the six months of fiscal year 2012 leaving $453,037 remaining at January 31, 2012 under the current stock repurchase programs. Net proceeds from stock plans were $16,662 in the six months of fiscal year 2012.
In the six months of fiscal year 2012, the Company paid dividends of $40,274 compared to $36,976 in the six months of fiscal year 2011, an increase of about 9%. The Company increased its quarterly dividend by 20% from 17.5 cents to 21 cents per share, effective with the dividend declared on January 19, 2012.

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
In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this disclosure-only guidance will not have an impact on the Company’s consolidated financial results and is effective for the Company beginning with its first quarter of fiscal year 2013.
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
In connection with the aforementioned business improvement initiatives, during fiscal years 2010 and 2011, certain significant operations migrated and are expected to continue to migrate in future fiscal quarters to the Company’s global enterprise resource planning (“ERP”) software system. The purpose of the ERP system is to facilitate (i) the flow of information between all business functions inside the boundaries of the Company and (ii) the management of the connections to outside stakeholders. Built on a centralized database and utilizing a common computing platform, the ERP system consolidates business operations into a more uniform, enterprise wide system environment. The Company's ERP implementation is accompanied by process changes and improvements, including those that impact internal control over financial reporting. No operations were migrated to the ERP system during the second quarter of fiscal year 2012.

There have been no changes in, including in connection with the above described initiative, the Company’s internal control over financial reporting during the second quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2011 Form 10-K, under the heading Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, the Company has reached an agreement with the lead plaintiff to settle the consolidated putative securities class-action lawsuit originally filed in August 2007 in the United States District Court for the Eastern District of New York. Under the terms of the proposed settlement, the lawsuit will be dismissed with prejudice, and the Company and all individual defendants do not admit any liability and will receive a full and complete release of all claims asserted against them in the litigation, in exchange for the payment of an aggregate of $22,500. Of the monetary payment to be made on behalf of the Company and the individual defendants, substantially all will be funded from insurance proceeds. The agreement is subject to the execution of definitive settlement documents and court approval after the class has been notified of its terms. The Company has reflected appropriate costs, contingent liabilities and related insurance recoveries in the condensed consolidated financial statements as of January 31, 2012 and July 31, 2011.
Environmental Matters:
The Company’s condensed consolidated balance sheet at January 31, 2012 includes liabilities for environmental matters of approximately $13,487, which relate primarily to the environmental proceedings discussed in the 2011 Form 10-K. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

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

Pall Corporation

March 9, 2012	/s/	LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer and Treasurer

	/s/	FRANCIS MOSCHELLA
Francis Moschella
Vice President – Corporate Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3(i)*
Restated Certificate of Incorporation of the Registrant as amended through September 1, 2010, filed as Exhibit 3.1(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

3(ii)*	By-Laws of the Registrant as amended through March 16, 2011, filed as Exhibit 3(ii) to the Registrant’s Form 8-K filed on March 22, 2011.

10.1†	Form of Notice of Nonqualified Stock Option Grant Agreement Under Pall Corporation 2012 Stock Compensation Plan.

10.2†	Form of Notice of Restricted Stock Units Award Agreement Under Pall Corporation 2012 Stock Compensation Plan.

10.3†	Form of Notice of Grant of Initial Award Units Agreement Under Pall Corporation 2012 Stock Compensation Plan.

10.4†	Form of Notice of Grant of Annual Award Units Agreement Under Pall Corporation 2012 Stock Compensation Plan.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

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