Form 10-Q
period 2012-04-30
PALL CORP
filed 2012-06-11
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of June 1, 2012 was 116,202,448.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Apr 30, 2012	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$535,891	$557,766
Accounts receivable	614,900	646,769
Inventories	402,292	444,842
Prepaid expenses	48,201	39,322
Other current assets	159,371	120,509
Assets held for sale	126,737	—
Total current assets	1,887,392	1,809,208
Property, plant and equipment	772,293	794,599
Goodwill	341,731	290,606
Intangible assets	158,310	61,735
Other non-current assets	235,128	276,268
Total assets	$3,394,854	$3,232,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$199,953	$214,957
Accounts payable	171,666	225,398
Accrued liabilities	364,222	294,485
Income taxes payable	63,280	34,531
Current portion of long-term debt	482	511
Dividends payable	24,402	20,125
Total current liabilities	824,005	790,007
Long-term debt, net of current portion	487,936	491,954
Income taxes payable – non-current	149,555	175,040
Deferred taxes and other non-current liabilities	269,564	285,594
Total liabilities	1,731,060	1,742,595

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	272,020	246,665
Retained earnings	1,780,468	1,619,051
Treasury stock, at cost	(442,149)	(483,705)
Stock option loans	(54)	(133)
Accumulated other comprehensive income/(loss):
Foreign currency translation	150,492	207,478
Pension liability adjustment	(113,141)	(121,831)
Unrealized investment gains	3,362	9,500
	40,713	95,147
Total stockholders’ equity	1,663,794	1,489,821
Total liabilities and stockholders’ equity	$3,394,854	$3,232,416

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Apr 30, 2012	Apr 30, 2011	Apr 30, 2012	Apr 30, 2011
Net sales	$657,976	$653,792	$1,949,285	$1,798,479
Cost of sales	323,550	321,526	941,342	867,087
Gross profit	334,426	332,266	1,007,943	931,392

Selling, general and administrative expenses	215,226	203,327	632,982	572,026
Research and development	20,780	19,308	60,351	57,198
Restructuring and other charges, net	2,861	7,723	31,001	13,921
Interest expense, net	6,351	6,068	17,682	19,176
Earnings from continuing operations before income taxes	89,208	95,840	265,927	269,071
Provision for income taxes	18,270	34,082	60,691	80,021
Net earnings from continuing operations	$70,938	$61,758	$205,236	$189,050
Earnings from discontinued operations, net of income taxes	$7,980	$9,311	$27,866	$29,092
Net earnings	$78,918	$71,069	$233,102	$218,142

Earnings per share from continuing operations:
Basic	$0.61	$0.53	$1.77	$1.62
Diluted	$0.60	$0.52	$1.74	$1.60
Earnings per share from discontinued operations:
Basic	$0.07	$0.08	$0.24	$0.25
Diluted	$0.07	$0.08	$0.24	$0.25
Earnings per share:
Basic	$0.68	$0.61	$2.01	$1.87
Diluted	$0.67	$0.60	$1.98	$1.84

Dividends declared per share	$0.210	$0.175	$0.595	$0.510

Average shares outstanding:
Basic	116,567	116,899	116,190	116,565
Diluted	118,358	118,723	117,817	118,296

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	Apr 30, 2012	Apr 30, 2011
Operating activities:
Net cash provided by operating activities	$326,417	$280,956

Investing activities:
Capital expenditures	(126,923)	(103,142)
Acquisition of businesses	(167,638)	—
Purchases of retirement benefit assets	(33,805)	(62,439)
Proceeds from retirement benefit assets	33,422	51,307
Proceeds from sale of assets	25,604	530
Other	(9,666)	(5,099)
Net cash used by investing activities	(279,006)	(118,843)

Financing activities:
Notes payable	(15,004)	109,682
Dividends paid	(64,554)	(57,287)
Long-term borrowings	104	35,145
Repayments of long-term debt	(390)	(298,405)
Net proceeds from stock plans	34,845	54,487
Purchase of treasury stock	—	(64,524)
Excess tax benefits from stock-based compensation arrangements	4,177	10,799
Net cash used by financing activities	(40,822)	(210,103)
Cash flow for period	6,589	(47,990)
Cash and cash equivalents at beginning of year	557,766	498,563
Effect of exchange rate changes on cash and cash equivalents	(28,464)	40,923
Cash and cash equivalents at end of period	$535,891	$491,496
Supplemental disclosures:
Interest paid	$13,274	$13,589
Income taxes paid (net of refunds)	75,401	79,850

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
As discussed in Note 16, Discontinued Operations, the Company has entered into an agreement to sell certain assets of its blood collection, filtration and processing product line, which was a component of the Company’s Life Sciences segment, and met both the component and held for sale criteria during the third quarter of fiscal year 2012. As such, it has been reported as a discontinued operation in the Company’s condensed consolidated financial statements.
NOTE 2 – BALANCE SHEET DETAILS
The following tables provide details of selected balance sheet items:

	Apr 30, 2012	July 31, 2011
Accounts receivable:
Billed	$546,916	$553,500
Unbilled	77,290	101,652
Total	624,206	655,152
Less: Allowances for doubtful accounts	(9,306)	(8,383)
	$614,900	$646,769
Unbilled receivables principally relate to long-term contracts recorded under the percentage-of-completion method of accounting.

	Apr 30, 2012 (a)	July 31, 2011
Inventories:
Raw materials and components	$88,266	$102,745
Work-in-process	100,503	96,601
Finished goods	213,523	245,496
	$402,292	$444,842

Property, plant and equipment:
Property, plant and equipment	$1,639,568	$1,705,559
Less: Accumulated depreciation and amortization	(867,275)	(910,960)
	$772,293	$794,599
(a) The amounts for inventory and property, plant and equipment as of April 30, 2012 exclude those assets that are classified as held for sale, which are $40,651 and $61,623, respectively. See Note 16, Discontinued Operations, for further details.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill, allocated by reportable segment.

	Apr 30, 2012 (a)	July 31, 2011
Life Sciences	$179,490	$131,852
Industrial	162,241	158,754
	$341,731	$290,606
(a) The amount for goodwill allocated to the Life Sciences reportable segment as of April 30, 2012 excludes goodwill that is classified as held for sale of $22,018 . See Note 16, Discontinued Operations, for further details.
Intangible assets, net, consist of the following:

	Apr 30, 2012 (b)
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$133,333	$69,406	$63,927
Customer-related intangibles	95,371	11,414	83,957
Trademarks	13,207	5,104	8,103
Other	5,063	2,740	2,323
	$246,974	$88,664	$158,310
	July 31, 2011
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$102,372	$64,921	$37,451
Customer-related intangibles	26,478	6,598	19,880
Trademarks	6,802	4,684	2,118
Other	4,685	2,399	2,286
	$140,337	$78,602	$61,735
(b) The amount for intangible assets as of April 30, 2012 excludes intangible assets, net, that is classified as held for sale of $567. See Note 16, Discontinued Operations, for further details.
The changes in both goodwill and intangible assets relate to the preliminary valuation of the acquisition of ForteBio®, Inc. in the third quarter of fiscal year 2012, discussed in further detail in Note 17, Acquisition, as well as an acquisition in Brazil in the first quarter of fiscal year 2012. During the third quarter, the Company completed its valuation of its acquisition in Brazil. In connection with the acquisition in Brazil, the Company recorded the fair value of the intangible assets acquired (approximately $22,250, with the majority recorded as customer-related intangibles), which were valued using the income approach. The amount of goodwill recorded in connection with this acquisition was approximately $9,000. In addition, the carrying amounts were also impacted by changes in foreign exchange rates used to translate the goodwill and intangible assets contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.
Amortization expense for intangible assets for the three and nine months ended April 30, 2012 was $5,956 and $14,746, respectively. Amortization expense for intangible assets for the three and nine months ended April 30, 2011 was $3,432 and $9,941, respectively. Amortization expense is estimated to be approximately $6,539 for the remainder of fiscal year 2012, $21,098 in fiscal year 2013, $18,758 in fiscal year 2014, $17,162 in fiscal year 2015, $15,950 in fiscal year 2016 and $15,891 in fiscal year 2017.
NOTE 4 – TREASURY STOCK
On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. On September 26, 2011, the board authorized an additional $250,000. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. There were no share repurchases during the nine months ended April 30, 2012. As of April 30, 2012, $453,037 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

During the nine months ended April 30, 2012, 1,156 shares were issued under the Company’s stock-based compensation plans. At April 30, 2012, the Company held 11,807 treasury shares.
NOTE 5 – CONTINGENCIES AND COMMITMENTS
With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2011 Form 10-K, under the heading Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, the Company has reached an agreement with the lead plaintiff to settle the consolidated putative securities class-action lawsuit originally filed in August 2007 in the United States District Court for the Eastern District of New York. Under the terms of the proposed settlement, the lawsuit will be dismissed with prejudice, without any admission of liability by the Company or the individual defendants. Both the Company and the individual defendants will receive a full and complete release of all claims asserted against them in the litigation, in exchange for the payment of an aggregate of $22,500, substantially all of which will be funded with insurance proceeds. The proposed settlement was submitted to the United States District Court for the Eastern District of New York for preliminary approval on May 16, 2012. The agreement is subject to the execution of definitive settlement documents and court approval after the class has been notified of its terms. The Company has reflected appropriate costs, contingent liabilities and related insurance recoveries in the condensed consolidated financial statements as of April 30, 2012 and July 31, 2011.
The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. Other than those legal proceedings and claims discussed above and in the 2011 Form 10-K, the Company did not have any current other legal proceedings and claims that would individually or in the aggregate have a reasonably possible materially adverse affect on its financial condition or operating results. As such, any reasonably possible loss or range of loss, other than those legal proceedings discussed in this note and in the 2011 Form 10-K, is immaterial. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in several of these legal matters in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
Environmental Matters:
The Company’s condensed consolidated balance sheet at April 30, 2012 includes liabilities for environmental matters of approximately $12,632, which relate primarily to the environmental proceedings discussed in the 2011 Form 10-K. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.
NOTE 6 – RESTRUCTURING AND OTHER CHARGES, NET
The following tables summarize the restructuring and other charges (“ROTC”) recorded for the three and nine months ended April 30, 2012 and April 30, 2011:

	Three Months Ended Apr 30, 2012			Nine Months Ended Apr 30, 2012
	Restructuring (1)	Other (Gains)/ Charges (2)	Total	Restructuring (1)	Other (Gains)/ Charges (2)	Total
Severance benefits and other employment contract obligations	$953	$2,604	$3,557	$29,255	$11,436	$40,691
Gain on sale of assets	—	(2,168)	(2,168)	(1,515)	(11,364)	(12,879)
Professional fees, legal settlements and other costs, net of receipt of insurance claim payments	1,755	(252)	1,503	3,121	145	3,266
Reversal of excess restructuring reserves	(31)	—	(31)	(77)	—	(77)
	$2,677	$184	$2,861	$30,784	$217	$31,001

Cash	$2,677	$(942)	$1,735	$30,784	$(3,446)	$27,338
Non-cash(a)	—	1,126	1,126	—	3,663	3,663
	$2,677	$184	$2,861	$30,784	$217	$31,001

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended Apr 30, 2011			Nine Months Ended Apr 30, 2011
	Restructuring (1)	Other (Gains)/ Charges (2)	Total	Restructuring (1)	Other (Gains)/ Charges (2)	Total
Severance benefits and other employment contract obligations	$716	$4,631	$5,347	$4,169	$4,631	$8,800
Professional fees and other costs, net of receipt of insurance claim payments	1,431	891	2,322	4,151	272	4,423
Environmental matters	—	59	59	—	709	709
Reversal of excess restructuring reserves	(5)	—	(5)	(11)	—	(11)
	$2,142	$5,581	$7,723	$8,309	$5,612	$13,921

Cash	$2,142	$3,241	$5,383	$8,309	$3,272	$11,581
Non-cash	—	2,340	2,340	—	2,340	2,340
	$2,142	$5,581	$7,723	$8,309	$5,612	$13,921
(a) Reflects non-cash stock based compensation expense.
(1) Restructuring:
Restructuring charges recorded in the three and nine months ended April 30, 2012 and April 30, 2011 reflect the expenses incurred in connection with the Company’s cost reduction initiatives.
Severance benefits recorded in the three and nine months ended April 30, 2012 primarily relate to global restructuring activities in the Industrial segment. The most significant restructuring activities include:

•	the realignment of sales and marketing management of certain of the Company’s markets,

•	the reorganization of the global management structure that supports the Company’s systems product line, and

•	shifting resources from mature country markets to emerging regions.
Restructuring charges/(income) in the nine months ended April 30, 2012 also includes a gain on the divestiture of a non-strategic asset group.
Severance benefits recorded in the three and nine months ended April 30, 2011 primarily relate to the closure of an Industrial manufacturing facility in Europe.
(2) Other (Gains) / Charges:
Employment contract obligations and other severance benefits:
In the three and nine months ended April 30, 2012, the Company recorded charges related to certain employment contract obligations.
Gain on sale of assets:
In the three months ended April 30, 2012 the Company recored a gain on sale of assets related to the sale of a building in Europe. The nine months ended April 30, 2012 also includes a gain of $9,196 on the sale of the Company’s investment in Satair A/S.
Professional fees and other costs:
In the three and nine months ended April 30, 2012 and April 30, 2011, the Company recorded legal and other professional fees related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 5, Contingencies and Commitments) which pertain to matters that had been under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). Furthermore, in the nine months ended April 30, 2012, the Company

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

recorded costs related to the settlement of the Federal Securities Class Actions (see Note 5, Contingencies and Commitments). The receipt of insurance claim payments more than offset the costs discussed above in the three months ended April 30, 2012 and offset the majority of such costs in the nine months ended April 30, 2012 and April 30, 2011.
The following table summarizes the activity related to restructuring liabilities that were recorded in the nine months ended April 30, 2012 and in fiscal years 2011, 2010 and 2009.

	Severance	Other	Total
2012
Original charge	$29,255	$3,121	$32,376
Utilized	(23,151)	(2,121)	(25,272)
Translation	271	12	283
Balance at Apr 30, 2012	$6,375	$1,012	$7,387

	Severance	Other	Total
2011
Original charge	$4,863	$5,507	$10,370
Utilized	(1,817)	(5,225)	(7,042)
Translation	272	68	340
Balance at Jul 31, 2011	$3,318	$350	$3,668
Utilized	(3,199)	(350)	(3,549)
Translation	(119)	—	(119)
Balance at Apr 30, 2012	$—	$—	$—

	Severance	Other	Total
2010
Original charge (a)	$6,034	$5,581	$11,615
Utilized	(2,031)	(5,441)	(7,472)
Translation	1	(9)	(8)
Balance at Jul 31, 2010	$4,004	$131	$4,135
Utilized	(1,356)	(135)	(1,491)
Translation	2	4	6
Balance at Jul 31, 2011	$2,650	$—	$2,650
Utilized	(1,608)	—	(1,608)
Translation	—	—	—
Balance at Apr 30, 2012	$1,042	$—	$1,042

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Severance	Other	Total
2009
Original charge	$18,938	$4,734	$23,672
Utilized	(12,757)	(4,133)	(16,890)
Translation	412	20	432
Balance at Jul 31, 2009	6,593	621	7,214
Utilized	(4,902)	(588)	(5,490)
Reversal of excess reserves	(143)	—	(143)
Translation	(86)	(27)	(113)
Balance at Jul 31, 2010	$1,462	$6	$1,468
Utilized	(845)	(6)	(851)
Reversal of excess reserves	(6)	—	(6)
Translation	120	—	120
Balance at Jul 31, 2011	$731	$—	$731
Utilized	(317)	—	(317)
Reversal of excess reserves	(46)	—	(46)
Translation	(48)	—	(48)
Balance at Apr 30, 2012	$320	$—	$320
(a) Excludes stock-based compensation expense of $603
NOTE 7 – INCOME TAXES
The Company’s effective tax rate on continuing operations for the nine months ended April 30, 2012 and April 30, 2011 was 22.8% and 29.7%, respectively. For the nine months ended April 30, 2012 and April 30, 2011, the effective tax rate on continuing operations varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations, offset by tax costs of $8,409 associated with the establishment of the Company’s Asian headquarters recorded in the third quarter of fiscal year 2011.
At April 30, 2012 and July 31, 2011, the Company had gross unrecognized income tax benefits of $215,798 and $188,380, respectively. During the nine months ended April 30, 2012, the amount of gross unrecognized tax benefits increased by $27,418, primarily due to tax positions taken during the fiscal year, partially offset by the impact of foreign currency translation and the expiration of various statutes of limitations. As of April 30, 2012, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $144,360.
At April 30, 2012 and July 31, 2011, the Company had liabilities of $33,557 and $29,652, respectively, for potential payment of interest and penalties.
Based on recent discussion with various tax authorities and due to the expiration of various statutes of limitations, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $61,633. As a result, the Company has reclassified $57,126 of income taxes payable and $17,870 of interest payable from non-current liabilities to current liabilities, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 8 – COMPONENTS OF NET PERIODIC PENSION COST
Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components (included in the table below is net periodic benefit cost included in discontinued operations for the three months ended April 30, 2012 and April 30, 2011 of $185 and $177, respectively, and $552 and $536 for the nine months ended April 30, 2012 and April 30, 2011, respectively):

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr 30, 2012	Apr 30, 2011	Apr 30, 2012	Apr 30, 2011	Apr 30, 2012	Apr 30, 2011
Service cost	$2,231	$2,014	$1,157	$1,304	$3,388	$3,318
Interest cost	3,052	3,100	4,527	4,578	7,579	7,678
Expected return on plan assets	(2,303)	(2,202)	(3,908)	(3,554)	(6,211)	(5,756)
Amortization of prior service cost	374	615	(31)	71	343	686
Recognized actuarial loss	1,546	1,946	1,312	1,415	2,858	3,361
Gain due to curtailments and settlements	—	—	—	(23)	—	(23)
Net periodic benefit cost	$4,900	$5,473	$3,057	$3,791	$7,957	$9,264

	Nine Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr 30, 2012	Apr 30, 2011	Apr 30, 2012	Apr 30, 2011	Apr 30, 2012	Apr 30, 2011
Service cost	$6,693	$6,044	$3,548	$3,912	$10,241	$9,956
Interest cost	9,699	9,164	13,643	13,735	23,342	22,899
Expected return on plan assets	(6,909)	(6,608)	(11,727)	(10,661)	(18,636)	(17,269)
Amortization of prior service cost	1,405	1,527	(98)	215	1,307	1,742
Recognized actuarial loss	6,546	3,880	3,944	4,245	10,490	8,125
Gain due to curtailments and settlements	—	—	—	(71)	—	(71)
Net periodic benefit cost	$17,434	$14,007	$9,310	$11,375	$26,744	$25,382
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
The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and nine months ended April 30, 2012 and April 30, 2011 are reflected in the table below (excluded from the table below is stock-based compensation expense included in discontinued operations for the three months ended April 30, 2012 and April 30, 2011 of $165 and $125, respectively, and $496 and $367 for the nine months ended April 30, 2012 and April 30, 2011, respectively):

	Three Months Ended		Nine Months Ended
	Apr 30, 2012	Apr 30, 2011	Apr 30, 2012	Apr 30, 2011
Restricted stock units	$4,541	$4,145	$13,880	$10,177
Stock options	2,013	2,100	5,208	4,078
ESPP	1,415	1,118	3,980	3,180
MSPP	1,027	997	3,131	2,943
Total	$8,996	$8,360	$26,199	$20,378
NOTE 10 – EARNINGS PER SHARE
The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and restricted stock units aggregating 575 and 98 shares were not included in the computation of diluted shares for the three months ended April 30, 2012 and April 30, 2011, respectively, because their effect would have been antidilutive. For the nine months ended April 30, 2012 and April 30, 2011, 862 and 180 antidilutive shares, respectively, were excluded. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	Apr 30, 2012	Apr 30, 2011	Apr 30, 2012	Apr 30, 2011
Basic shares outstanding	116,567	116,899	116,190	116,565
Effect of stock plans	1,791	1,824	1,627	1,731
Diluted shares outstanding	118,358	118,723	117,817	118,296

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
The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2012:

	Fair Value Measurements
	As of
	Apr 30, 2012	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$2,568	$2,568	$—	$—
Available-for-sale securities:
Equity securities	1,017	1,017	—	—
Debt securities:
Corporate	35,641	—	35,641	—
U.S. Treasury	5,787	—	5,787	—
Federal agency	29,340	—	29,340	—
Mortgage-backed	6,363	—	6,363	—
Municipal government	1,004	—	1,004	—
Derivative financial instruments:
Foreign exchange forward contracts	2,679	—	2,679	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	567	—	567	—

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
The fair value of the Company’s investments in debt securities are valued utilizing third party pricing services and verified by management. The pricing services use inputs to determine fair value which are derived from observable market sources including reportable trades, benchmark curves, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. These investments are included in Level 2 of the fair value hierarchy.
The fair values of the Company’s foreign currency forward contracts are valued using pricing models, with all significant inputs derived from or corroborated by observable market data such as yield curves, currency spot and forward rates and currency volatilities. These investments are included in Level 2 of the fair value hierarchy.
The Company completed its annual goodwill impairment test for all reporting units in the third quarter of fiscal year 2012 and determined that no impairment existed. In addition, the Company had no impairment of goodwill in the prior year. In connection with the annual goodwill impairment test, the Company estimates the fair value of its reporting units using a market approach employing level 3 inputs as defined in the fair value hierarchy.
In connection with the acquisitions in the first and third quarters of fiscal year 2012, the Company recorded the fair value of the intangible assets acquired, which were valued using the income approach. The valuation employed level 3 inputs, as defined in the fair value hierarchy.
NOTE 12 – INVESTMENT SECURITIES
The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the trust at April 30, 2012 range from 2012 to 2044.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Cost/ Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains
April 30, 2012
Equity securities	$1,022	$1,017	$—	$(5)	$(5)
Debt securities:
Corporate	33,903	35,641	1,789	(51)	1,738
U.S. Treasury	5,363	5,787	424	—	424
Federal agency	27,669	29,340	1,674	(3)	1,671
Mortgage-backed	6,144	6,363	244	(25)	219
Municipal government	1,000	1,004	4	—	4
	$75,101	$79,152	$4,135	$(84)	$4,051

July 31, 2011
Equity securities	$2,381	$12,064	$9,683	$—	$9,683
Debt securities:
Corporate	30,239	32,020	1,814	(33)	1,781
U.S. Treasury	9,544	10,210	666	—	666
Federal agency	28,042	29,404	1,362	—	1,362
Mortgage-backed	6,242	6,356	144	(30)	114
Municipal government	1,000	1,002	2	—	2
	$77,448	$91,056	$13,671	$(63)	$13,608
The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
April 30, 2012
Debt securities:
Corporate	$5,013	$51	$—	$—	$5,013	$51
Mortgage-backed	—	—	1,506	25	$1,506	$25
Federal agency	386	3	—	—	386	3
Equity securities	28	5	—	—	28	5
	$5,427	$59	$1,506	$25	$6,933	$84

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
July 31, 2011
Debt securities:
Mortgage-backed	$1,502	$30	$—	$—	$1,502	$30
Corporate	1,985	33	—	—	1,985	33
	$3,487	$63	$—	$—	$3,487	$63

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three and nine months ended April 30, 2012 and April 30, 2011:

	Three Months Ended		Nine Months Ended
	Apr 30, 2012	Apr 30, 2011	Apr 30, 2012	Apr 30, 2011
Proceeds from sales	$5,473	$4,891	$26,700	$19,103
Realized gross gains on sales	176	72	9,654	766
Realized gross losses on sales	12	8	28	20
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
Foreign Exchange Related:
a. Derivatives Not Designated as Hedging Instruments
The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three and nine months ended April 30, 2012 was $522,774 and $1,894,385, respectively. The notional amount of foreign currency forward contracts outstanding as of April 30, 2012 was $244,047.
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
Interest Rate Related:
As of April 30, 2012, there are no existing interest rate related derivatives.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
April 30, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Not applicable (N/A)
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$2,679	Other current liabilities	$567
Total derivatives		$2,679		$567
Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$112,128

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
For the three months ended April 30, 2012 and April 30, 2011, the Company had no derivative financial instruments outstanding that were designated as hedging instruments.
The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three and nine months ended April 30, 2012 and April 30, 2011 are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Apr 30, 2012	Apr 30, 2011	Apr 30, 2012	Apr 30, 2011
Derivatives not designated as hedging relationships
Foreign exchange forward contracts	Selling, general and administrative expenses	$1,836	$(7,527)	$7,998	$(11,877)
The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three and nine months ended April 30, 2012 and April 30, 2011 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Three Months Ended			Three Months Ended
	Apr 30, 2012	Apr 30, 2011		Apr 30, 2012	Apr 30, 2011
Nonderivatives designated as hedging relationships
Net investment hedge	$3,688	$(506)	N/A	$—	$—

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended April 30, 2012 and April 30, 2011.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Nine Months Ended			Nine Months Ended
	Apr 30, 2012	Apr 30, 2011		Apr 30, 2012	Apr 30, 2011
Nonderivatives designated as hedging relationships
Net investment hedge	$2,352	$(3,974)	N/A	$—	$—

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the nine months ended April 30, 2012 and April 30, 2011.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 14 – COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	Apr 30, 2012	Apr 30, 2011	Apr 30, 2012	Apr 30, 2011
Net earnings	$78,918	$71,069	$233,102	$218,142
Unrealized translation adjustment	11,557	62,204	(54,113)	100,481
Income taxes	(2,563)	3,008	(2,873)	6,941
Unrealized translation adjustment, net	8,994	65,212	(56,986)	107,422
Pension liability adjustment	(477)	424	12,890	4,956
Income taxes	1,382	(347)	(4,200)	(1,823)
Pension liability adjustment, net	905	77	8,690	3,133
Change in unrealized investment (losses)/gains	(763)	1,699	(9,557)	2,259
Income taxes	215	(611)	3,419	(812)
Change in unrealized investment (losses)/gains, net	(548)	1,088	(6,138)	1,447
Total comprehensive income	$88,269	$137,446	$178,668	$330,144
Unrealized investment gains on available-for-sale securities, net of related income taxes, consist of the following:

	Three Months Ended		Nine Months Ended
	Apr 30, 2012	Apr 30, 2011	Apr 30, 2012	Apr 30, 2011
Unrealized (losses)/gains arising during the period	$(506)	$1,699	$(103)	$2,259
Income taxes	161	(611)	(109)	(812)
Net unrealized (losses)/gains arising during the period	(345)	1,088	(212)	1,447
Reclassification adjustment for gains included in net earnings	(203)	—	(5,926)	—
Change in unrealized investment (losses)/gains, net	$(548)	$1,088	$(6,138)	$1,447

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 15 – SEGMENT INFORMATION
The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.
The following table presents sales and segment profit from continuing operations by business segment reconciled to earnings from continuing operations before income taxes, for the three and nine months ended April 30, 2012 and April 30, 2011. The Life Sciences and Industrial results have been restated to reflect the change in allocation of certain shared expenses on a continuing operations basis.

	Three Months Ended		Nine Months Ended
	Apr 30, 2012	Apr 30, 2011	Apr 30, 2012	Apr 30, 2011
SALES:
Life Sciences	$317,969	$312,691	$918,954	$852,463
Industrial	340,007	341,101	1,030,331	946,016
Total	$657,976	$653,792	$1,949,285	$1,798,479
SEGMENT PROFIT:
Life Sciences	$75,386	$78,885	$233,191	$213,667
Industrial	39,431	47,200	131,195	134,256
Total segment profit	114,817	126,085	364,386	347,923
Corporate Services Group	16,397	16,454	49,776	45,755
Operating profit	98,420	109,631	314,610	302,168
ROTC	2,861	7,723	31,001	13,921
Interest expense, net	6,351	6,068	17,682	19,176
Earnings from continuing operations before income taxes	$89,208	$95,840	$265,927	$269,071
NOTE 16 – DISCONTINUED OPERATIONS
On April 28, 2012, the Company entered into an asset purchase agreement (“APA”) to sell certain assets of its blood collection, filtration and processing product line (the “Product Line”) to Haemonetics Corporation (“Haemonetics”) for approximately $550,000. The transaction will involve the transfer of manufacturing facilities and equipment in Covina, California; Tijuana, Mexico; Ascoli, Italy and a portion of the Company’s operations in Fajardo, Puerto Rico. In addition to the manufacturing facilities and related equipment, the Company will transfer Product Line related inventory and intangible assets. Haemonetics will also assume certain employee-related liabilities. Upon closing, approximately 1,300 employees will transition to Haemonetics.
Separate from these manufacturing facilities, the Company will also transfer related blood media manufacturing capabilities and assets to Haemonetics. The transfer of the related media lines is expected to be completed by calendar year 2016. Until that time, the Company will provide these media products under a supply agreement. Under the terms of the APA, approximately $535,000 will be paid upon closing, with the balance of the purchase price payable upon the Company’s delivery of the aforementioned blood media manufacturing capability and related assets. Final determination of cash proceeds, gain on sale and tax impact are subject to working capital and certain other adjustments and final allocation of proceeds by jurisdiction. The transaction, which is expected to close at the beginning of the Company’s fiscal year 2013, is subject to certain closing conditions, regulatory approvals and labor-related notifications.
The Product Line, which was a component of the Company’s Life Sciences segment, met both the component and held for sale criteria during the third quarter of fiscal year 2012 and has been reported as a discontinued operation in the Company’s condensed consolidated financial statements. The Company did not allocate any portion of the Company’s interest expense to discontinued operations.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The key components of discontinued operations for the three and nine months ended April 30, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	Apr 30, 2012	Apr 30, 2011	Apr 30, 2012	Apr 30, 2011
Net sales	$57,180	$56,016	$169,493	$162,038

Earnings from discontinued operations before income taxes	$11,782	$13,589	$39,865	$41,870
Provision for income taxes	3,802	4,278	11,999	12,778
Earnings from discontinued operations, net of income taxes	$7,980	$9,311	$27,866	$29,092
Included in earnings from discontinued operations before income taxes above are external costs of $3,336 and $3,993 for the three and nine months ended April 30, 2012, respectively, incurred in connection with the planned sale of the Product Line.
As of April 30, 2012 and July 31, 2011, the aggregate components of assets and liabilities classified as held for sale in the condensed consolidated balance sheet as of April 30, 2012 consisted of the following:

	Apr 30, 2012	Jul 31, 2011
Inventory	$40,651	$37,125
Prepaid expenses and other current assets	1,806	2,698
Total current assets	$42,457	$39,823

Property, plant and equipment	$61,623	$64,567
Goodwill	22,018	19,261
Intangible assets	567	683
Other non-current assets	72	174
Total non-current assets	$84,280	$84,685
Total assets	$126,737	$124,508

Total liabilities	$1,557	$1,817
NOTE 17 – ACQUISITION
On March 1, 2012 (the “Closing Date”), the Company acquired 100% of the outstanding capital stock of ForteBio®, Inc. (“ForteBio”), a privately held provider of advanced analytical systems that accelerate the discovery and development of biotech drugs. ForteBio’s portfolio of analytical solutions allows researchers to measure proteins in real time without the aid of fluorescent, radio or calorimetric labels or markers that can contaminate samples. This enables significantly easier, faster and better characterization of drug candidates, which can help improve process development and speed time to market. As such, this will complement the Company’s existing microbiological monitoring platforms. On the Closing Date, the Company paid a cash purchase price of approximately $142,000, net of cash acquired. Pall ForteBio Corp., the new company, is headquartered in Menlo Park, California, and has wholly owned subsidiaries in London, England and Shanghai, China. This acquisition did not have a material impact as of and for the quarter ended April 30, 2012, nor is it expected to have a material impact on the Company’s financial position or results of operations for remainder of fiscal year 2012.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The transaction was funded with available cash and borrowings under the Company’s commercial paper program. Tangible and intangibles assets acquired and liabilities assumed were recognized based upon their estimated fair values at the Closing Date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of March 1, 2012. The Company is obtaining third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change.

Cash	$15,679
Accounts receivable	2,477
Inventories	4,200
Other current assets	532
Property plant and equipment	1,277
Intangible assets	86,300
Goodwill (excess cost over value of net assets acquired)	50,607
Other non-current assets	110
Total assets acquired	161,182
Total liabilities assumed	3,371
Net assets acquired	$157,811
The results of ForteBio for the period from the Closing Date are included in the accompanying condensed consolidated financial statements and reported in the Life Sciences segment in Note 15. Assuming this transaction had been made at the beginning of fiscal year 2011, the consolidated pro forma results would not be materially different from reported results.

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
The matters discussed in this Quarterly Report contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future. All statements regarding future performance, earnings projections, earnings guidance, management’s expectations about its future cash needs, dilution from the disposition or future allocation of capital and effective tax rate, and other future events or developments are forward-looking statements. Forward-looking statements are those that use terms such as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” “predict,” “potential,” and similar expressions. Forward-looking statements contained in this and other written and oral reports are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors.
The Company’s forward-looking statements are subject to risks and uncertainties and are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by the Company’s forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I–Item 1A.–Risk Factors in the 2011 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including: the impact of legislative, regulatory and political developments globally; the impact of the uncertain global economic environment; the extent to which adverse economic conditions may affect the Company’s sales volume and results; changes in product mix, market mix and product pricing, particularly relating to the expansion of the systems business; the Company’s ability to develop and commercialize new technologies, enforce patents and protect proprietary products and manufacturing techniques; demand for our products and business relationships with key customers and suppliers, which may be impacted by their cash flow and payment practices; delays or cancellations in shipments; the Company’s ability to obtain regulatory approval or market acceptance of new technologies; the Company’s ability to successfully complete the Company’s business improvement initiatives, which include supply chain enhancements and integrating and upgrading the Company’s information systems; the effect of a serious disruption in the Company’s information systems; fluctuations in the Company’s effective tax rate; volatility in foreign currency exchange rates, interest rates and energy costs and other macroeconomic challenges currently affecting the Company; increase in costs of manufacturing and operating costs; the Company’s ability to achieve and sustain the savings anticipated from cost reduction and gross margin improvement initiatives; the Company’s ability to attract and retain management talent; the impact of pricing and other actions by competitors; the effect of litigation and regulatory inquiries associated with the restatement of the Company’s prior period financial statements; the effect of the restrictive covenants in the Company’s debt facilities; and the Company’s ability to successfully complete or integrate any acquisitions. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them, whether as a result of new information, future developments or otherwise.
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

Discontinued Operations
On April 28, 2012, the Company entered into an asset purchase agreement (“APA”) to sell certain assets of its blood collection, filtration and processing product line (the “Product Line”) to Haemonetics Corporation (“Haemonetics”) for approximately $550,000. The transaction will involve the transfer of manufacturing facilities and equipment in Covina, California; Tijuana, Mexico; Ascoli, Italy and a portion of the Company’s operations in Fajardo, Puerto Rico. In addition to the manufacturing facilities and related equipment, the Company will transfer Product Line related inventory and intangible assets. Haemonetics will also assume certain employee-related liabilities. Upon closing, approximately 1,300 employees will transition to Haemonetics.
Separate from these manufacturing facilities, the Company will also transfer related blood media manufacturing capabilities and assets to Haemonetics. The transfer of the related media lines is expected to be completed by calendar year 2016. Until that time, the Company will provide these media products under a supply agreement. Under the terms of the APA, approximately $535,000 will be paid upon closing, with the balance of the purchase price payable upon the Company’s delivery of the aforementioned blood media manufacturing capability and related assets. Final determination of cash proceeds, gain on sale and tax impact are subject to working capital and certain other adjustments and final allocation of proceeds by jurisdiction. The transaction, which is expected to close at the beginning of the Company’s fiscal year 2013, is subject to certain closing conditions, regulatory approvals and labor-related notifications.
The Product Line, which was a component of the Company’s Life Sciences segment, met both the component and held for sale criteria during the third quarter of fiscal year 2012 and has been reported as a discontinued operation in the Company’s condensed consolidated financial statements. The Company did not allocate any portion of the Company’s interest expense to discontinued operations.
Review of Consolidated Results from Continuing Operations
Sales in the third quarter of fiscal year 2012 increased 0.6% to $657,976 from $653,792 in the third quarter of fiscal year 2011. Exchange rates used to translate foreign subsidiary results into U.S. Dollars decreased reported sales by $12,309, primarily due to the strengthening of the U.S. Dollar against the Euro. In local currency, sales increased 2.5%.
Sales in the nine months increased 8.4% to $1.95 billion from $1.80 billion in the nine months of fiscal year 2011. Exchange rates used to translate foreign subsidiary results into U.S. Dollars increased reported sales by $15,719 primarily related to the weakening of the U.S. Dollar in the first quarter against various Asian currencies (the Japanese Yen (“JPY”), Chinese Renminbi, Australian Dollar and Korean Won), as well as the Swiss Franc. Fluctuations in the Euro had an immaterial impact on sales in the nine month period. In local currency, sales increased 7.5%.
Increased pricing contributed $4,406, or about 60 basis points, to overall sales growth in the quarter and $12,559, or about 65 basis points in the nine months, reflecting increases in both segments.
Life Sciences segment sales increased 4.0% (in local currency) in the third quarter and 7.1% in the nine months. Industrial segment sales increased 1.2% (in local currency) in the third quarter and 7.9% in the nine months. For a detailed discussion of sales by segment, refer to the section “Review of Operating Segments” below.
Consumable filtration products sales (including appurtenant hardware) decreased 0.8% (in local currency) in the third quarter reflecting a decline of 2.1% in Industrial. Life Sciences consumable sales in the quarter were up slightly. In the nine months, consumable filtration products sales (including appurtenant hardware) increased 5.2% (in local currency) reflecting growth of 4.5% in Life Sciences and 5.8% in Industrial. The decrease in consumable sales reflects a disruption in the Company's internal supply chain related to the implementation of a new Enterprise Resource Planning ("ERP") system in the Americas.
Systems sales increased 24.0% (in local currency) in the third quarter reflecting growth of 37.4% in Life Sciences and 17.2% in Industrial. In the nine months, systems sales increased 24.9% (in local currency) reflecting growth of 36.9% in Life Sciences and 19.3% in Industrial. Systems sales represented 16.0% of total sales in the third quarter of fiscal year 2012 compared to 13.2% in the third quarter of fiscal year 2011. Systems sales represented 13.6% of total sales in the nine months compared to 11.8% in the nine months of fiscal year 2011.
Sales in emerging markets grew approximately 17% in the third quarter and about 25% in the nine months, and represented approximately 20% of total sales in both the quarter and nine months. Emerging markets are defined as high growth and/or developing areas of the world in which the Company has focused growth resources. In the Americas, emerging markets include Latin America, primarily the countries of Brazil, Argentina and Mexico. In Europe, emerging markets include Eastern European countries, primarily Russia, Turkey and Poland, as well as various countries in the Middle East and Africa. In Asia, emerging markets primarily include the countries of China, India, Philippines, Indonesia and Vietnam.

Gross margin in the third quarter of fiscal year 2012 was 50.8%, on par with the third quarter of fiscal year 2011. This reflects an increase in gross margin in the Life Sciences segment of 70 basis points offset by a decline in the Industrial segment of 70 basis points. In the nine months, gross margin decreased 10 basis points to 51.7% from 51.8% in the nine months of fiscal year 2011. This reflects a decrease in gross margin in the Industrial segment of 110 basis points, partly offset by an increase in gross margin in the Life Sciences segment of 110 basis points. For a detailed discussion of the factors impacting gross margin by segment, refer to the section “Review of Operating Segments” below.
The Company has risks to gross margin from the fluctuation of the costs of products that are sourced in a currency different than the currency they are sold in (transactional impact). With the Company’s current manufacturing footprint, a significant portion of products purchased by the Company in the Eurozone are sourced outside of the Eurozone. Sales in the Eurozone are approximately 25% of total Company sales. About 70-80% of the cost of goods on those sales are denominated in British pounds or U.S. Dollars.The Company currently estimates that the transactional impact of a 5% fluctuation in the U.S. Dollar or the Pound Sterling relationship to the Euro would impact the Company’s consolidated gross margin by a range of approximately 40-60 basis points on an annualized basis. While these currency pair relationships remained relatively stable during the first nine months of fiscal year 2012 compared to fiscal year 2011, as at April 30, 2012 the Euro had depreciated approximately 10.6% against the U.S. Dollar and 8.5% against the Pound Sterling.
Selling, general and administrative (“SG&A”) expenses in the third quarter of fiscal year 2012 increased by $11,899, or 5.9% (approximately $16,000, or 8%, in local currency). In the nine months, SG&A expenses increased by $60,956, or 10.7% (approximately $57,000, or 10%, in local currency). These increases are reflected in both segments. SG&A in the Corporate Services Group were essentially flat in the quarter and increased approximately 9% in the nine months. Selling expenses decreased approximately 1% in the quarter and increased about 7% in the nine months. General and administrative (“G&A”) expenses increased approximately 15% and 16% in the quarter and nine months, respectively. In addition to inflationary increases in payroll and related costs affecting both selling and G&A expenses, the overall increase in SG&A (in local currency) in the quarter and nine months primarily reflects:

•	project related costs in information technology, including incremental costs incurred as the Company concluded the last phase of its global ERP system,

•
increased expenses driven by resource deployment related to regional expansion in Latin America (including incremental costs related to an acquisition in Brazil (selling and G&A), impacting both segments), Middle East and Asia, impacting both segments,

•	incremental costs related to the acquisition of ForteBio (selling and G&A), impacting Life Sciences, and

•	costs related to bringing Industrial into the European and Asian hubs.
As a percentage of sales, SG&A expenses were 32.7% compared to 31.1% in the third quarter of fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales in the quarter were as follows:
•selling expenses were 17.5% compared to 17.8% in the third quarter of fiscal year 2011, and
•G&A expenses were 15.2% compared to 13.3% in the third quarter of fiscal year 2011.
In the nine months, SG&A expenses were 32.5% compared to 31.8% in the nine months of fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales in the nine months were as follows:
•selling expenses were 17.8% compared to 18.1% in the nine months of fiscal year 2011, and
•G&A expenses were 14.6% compared to 13.7% in the nine months of fiscal year 2011.
For a discussion of SG&A by business, refer to the section “Review of Operating Segments” below.
Research and development (“R&D”) expenses were $20,780 in the third quarter of fiscal year 2012 compared to $19,308 in the third quarter of fiscal year 2011, an increase of $1,472, or 7.6% ($1,700, or 9% in local currency). The increase in R&D expenses in local currency in the quarter reflects increased spending in the Life Sciences segment partly offset by a decline in the Industrial segment. As a percentage of sales, R&D expenses were 3.2% in the quarter compared to 3.0% in the third quarter of fiscal year 2011. In the nine months, R&D expenses were $60,351 compared to $57,198 in the nine months of fiscal year 2011, an increase of $3,153, or 5.5% as reported and in local currency. The increase in R&D expenses in local currency in the nine months reflects increased spending in Life Sciences partly offset by a decline in Industrial. As a percentage of sales, R&D expenses were 3.1% in the nine months compared to 3.2% in the nine months of fiscal year 2011. For a discussion of R&D expenses by business, refer to the section “Review of Operating Segments” below.

In the third quarter and nine months of fiscal year 2012, the Company recorded restructuring and other charges (“ROTC”) of $2,861 and $31,001, respectively. ROTC in the quarter and nine months was primarily comprised of severance, professional fees and other costs related to the Company’s cost reduction initiatives, primarily in the Industrial segment, as well as charges related to certain employment contract obligations. Such costs in the nine months were partly offset by the gain on sale of assets.
In the third quarter and nine months of fiscal year 2011, the Company recorded ROTC of $7,723 and $13,921, respectively. ROTC in the quarter and nine months of fiscal year 2011 was primarily comprised of severance, professional fees and other costs related to the Company’s cost reduction initiatives and costs related to certain employment contract obligations (which was the primary factor in the third quarter) partly offset by the receipt of insurance claim payments. The severance costs recorded relate to the closure of an Industrial manufacturing facility in Europe.
The details of ROTC for the three and nine months ended April 30, 2012 and April 30, 2011 as well as the activity related to restructuring liabilities that were recorded in the nine months ended April 30, 2012, and in fiscal years 2011, 2010 and 2009, can be found in Note 6, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.
Earnings before interest and income taxes (“EBIT”) were $95,559 in the third quarter of fiscal year 2012, a decrease of 6.2% compared to $101,908 in the third quarter of fiscal year 2011. The impact of foreign currency translation decreased EBIT by approximately $1,300, or 1% in the third quarter of fiscal year 2012. As a percentage of sales, EBIT were 14.5% compared to 15.6% in the third quarter of fiscal year 2011. In the nine months, EBIT were $283,609, a decrease of 1.6% compared to $288,247 in the nine months of fiscal year 2011. The impact of foreign currency translation increased EBIT by approximately $8,600, or 3% in the nine months of fiscal year 2012. As a percentage of sales, EBIT were 14.5% compared to 16.0% in the nine months of fiscal year 2011.
Net interest expense in the third quarter of fiscal year 2012 was $6,351 compared to $6,068 in the third quarter of fiscal year 2011. Net interest expense in the nine months was $17,682 compared to $19,176 in the nine months of fiscal year 2011. The decrease in net interest expense in the nine months primarily reflects a decrease in interest expense related to lower debt levels and interest rates compared to the same period of fiscal year 2011, augmented by an increase in interest income.
The Company’s effective tax rate for the third quarter of fiscal years 2012 and 2011 was 20.5% and 35.6%, respectively. The Company’s effective tax rate for the nine months ended April 30, 2012 and April 30, 2011 was 22.8% and 29.7%, respectively. Excluding the impacts of ROTC discussed above and tax costs of $8,409 associated with the establishment of the Company’s Asian headquarters recorded in the third quarter of fiscal year 2011, the effective tax rate for the third quarter and nine months of fiscal year 2011 would have been 26.8% and 26.2%, respectively. This decrease in the effective tax rate for the third quarter and nine months of fiscal year 2012 reflects tax benefits associated with the establishment of the Company’s Asian headquarters in Singapore and the expansion of the Company’s European headquarters in Switzerland. The Company expects its effective tax rate for the full fiscal year 2012 to be approximately 24.0%. The actual effective tax rate for the full fiscal year 2012 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions (including the impact of ROTC and discrete items), enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as other factors.
Net earnings in the third quarter of fiscal year 2012 were $70,938, or 60 cents per share, compared with net earnings of $61,758, or 52 cents in the third quarter of fiscal year 2011. In the nine months, net earnings were $205,236, or $1.74 per share, compared with net earnings of $189,050, or $1.60 in the nine months of fiscal year 2011. Company management estimates that foreign currency translation decreased earnings per share by 1 cent in the third quarter and increased earnings per share by 5 cents in the nine months of fiscal year 2012.
Review of Operating Segments from Continuing Operations
The following table presents sales and segment profit by business segment, reconciled to earnings before income taxes, for the three and nine months ended April 30, 2012 and April 30, 2011.

Three Months Ended	Apr 30, 2012	% Margin	Apr 30, 2011	% Margin	% Change
SALES:
Life Sciences	$317,969		$312,691		1.7
Industrial	340,007		341,101		(0.3)
Total	$657,976		$653,792		0.6
SEGMENT PROFIT :
Life Sciences	$75,386	23.7%	$78,885	25.2%	(4.4)
Industrial	39,431	11.6%	47,200	13.8%	(16.5)
Total segment profit	114,817	17.5%	126,085	19.3%	(8.9)
Corporate Services Group	16,397		16,454		(0.3)
Operating profit	98,420	15.0%	109,631	16.8%	(10.2)
ROTC, net	2,861		7,723
Interest expense, net	6,351		6,068
Earnings before income taxes	$89,208		$95,840

Nine Months Ended	Apr 30, 2012	% Margin	Apr 30, 2011	% Margin	% Change
SALES:
Life Sciences	$918,954		$852,463		7.8
Industrial	1,030,331		946,016		8.9
Total	$1,949,285		$1,798,479		8.4
SEGMENT PROFIT :
Life Sciences	$233,191	25.4%	$213,667	25.1%	9.1
Industrial	131,195	12.7%	134,256	14.2%	(2.3)
Total segment profit	364,386	18.7%	347,923	19.3%	4.7
Corporate Services Group	49,776		45,755		8.8
Operating profit	314,610	16.1%	302,168	16.8%	4.1
ROTC, net	31,001		13,921
Interest expense, net	17,682		19,176
Earnings before income taxes	$265,927		$269,071

Life Sciences:
Presented below are Summary Statements of Segment Profit for the Life Sciences segment for the three and nine months ended April 30, 2012 and April 30, 2011:

Three Months Ended	Apr 30, 2012	% of Sales	Apr 30, 2011	% of Sales	% Change
Sales	$317,969		$312,691		1.7
Cost of sales	137,782	43.3	137,644	44.0	0.1
Gross margin	180,187	56.7	175,047	56.0	2.9
SG&A	91,289	28.7	83,999	26.9	8.7
R&D	13,512	4.2	12,163	3.9	11.1
Segment profit	$75,386	23.7	$78,885	25.2	(4.4)

Nine Months Ended	Apr 30, 2012	% of Sales	Apr 30, 2011	% of Sales	% Change
Sales	$918,954		$852,463		7.8
Cost of sales	382,871	41.7	364,596	42.8	5.0
Gross margin	536,083	58.3	487,867	57.2	9.9
SG&A	265,696	28.9	238,944	28.0	11.2
R&D	37,196	4.0	35,256	4.1	5.5
Segment profit	$233,191	25.4	$213,667	25.1	9.1
The tables below present sales by market and region within the Life Sciences segment for the three and nine months ended April 30, 2012 and April 30, 2011, including the effect of exchange rates for comparative purposes.

Three Months Ended	Apr 30, 2012	Apr 30, 2011	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
BioPharmaceuticals	$201,670	$197,186	2.3	$(4,277)	4.4
Medical	49,731	51,718	(3.8)	(1,211)	(1.5)
Food & Beverage	66,568	63,787	4.4	(1,770)	7.1
Total Life Sciences	$317,969	$312,691	1.7	$(7,258)	4.0
By Region
Americas	$95,505	$88,164	8.3	$(710)	9.1
Europe	154,527	164,715	(6.2)	(7,133)	(1.9)
Asia	67,937	59,812	13.6	585	12.6
Total Life Sciences	$317,969	$312,691	1.7	$(7,258)	4.0

Nine Months Ended	Apr 30, 2012	Apr 30, 2011	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
BioPharmaceuticals	$599,329	$538,145	11.4	$4,703	10.5
Medical	143,672	146,543	(2.0)	755	(2.5)
Food & Beverage	175,953	167,775	4.9	353	4.7
Total Life Sciences	$918,954	$852,463	7.8	$5,811	7.1
By Region
Americas	$270,243	$250,503	7.9	$(998)	8.3
Europe	460,432	436,627	5.5	768	5.3
Asia	188,279	165,333	13.9	6,041	10.2
Total Life Sciences	$918,954	$852,463	7.8	$5,811	7.1
Life Sciences segment sales increased 4.0% in the third quarter compared to the third quarter of fiscal year 2011, reflecting growth in systems sales of 37.4%. Consumables sales were essentially flat in the quarter. Sales in emerging markets grew approximately 16% while sales in mature markets grew about 2%. In the nine months, Life Sciences segment sales increased 7.1%, driven by growth in consumables and systems sales of 4.5% and 36.9%, respectively. Sales in emerging markets in the nine months grew about 17% while sales in mature markets grew about 6%.
Increased pricing (in the BioPharmaceuticals and Food & Beverage markets) contributed $2,021, or about 1%, to consumables sales growth in the third quarter. In the nine months, increased pricing (in the BioPharmaceuticals and Food & Beverage markets) contributed $7,398, or about 1%, to consumables sales growth thus, the volume increase related to consumables sales was about 3.5%.

Systems sales represented 12.5% of total Life Sciences sales in the third quarter compared to 9.4% in the third quarter of fiscal year 2011. In the nine months, systems sales represented 10.1% of total Life Sciences sales compared to 8.0% in the nine months of fiscal year 2011. Life Sciences sales represented approximately 48% of total Company sales in the third quarter and nine months compared to 47%, in the same periods of fiscal year 2011.
Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory), and represented approximately 65% of total Life Sciences sales, increased 4.4% in the quarter and 10.5% in the nine months. The sales results by the submarkets are discussed below:

•
Sales in the Pharmaceuticals submarket, which represented over to 55% of total Life Sciences sales, increased 9.0% in the quarter compared to the same periods of fiscal year 2011, reflecting growth in the Americas and Europe. In the nine months, sales in the Pharmaceuticals submarket increased 12.7% driven by growth in all three regions. Consumables sales increased 9.0% in the quarter, while systems sales grew 8.8%. In the nine months, consumables sales increased 11.5%, while systems sales grew 25.8%. Continued strength in the biotech sector was a key growth driver in the quarter and nine months, although the disruption in the Company's supply chain related to the ERP implementation dampened sales growth. The acquisition of ForteBio added approximately $6.0 million in consumables sales (in the Americas) in the quarter and nine months.

•
Sales in the Laboratory submarket, which represented less than 10% of Life Sciences sales, were down 22.5% in the quarter compared to the third quarter of fiscal year 2011, reflecting decreased sales in the Americas and Europe. The decline in sales in the quarter reflects the supply chain disruption related to the ERP implementation, as well as destocking at the Company’s lab supply distributor. In the nine months, Laboratory sales were down 2.4% primarily attributable to a decline in Europe, partly offset by strong growth in Asia. The growth in Asia was primarily driven by emerging markets, particularly China and India.

Sales in the Medical market, which is comprised of infection and patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, represented about 15% of total Life Sciences sales. Sales decreased 1.5% in the third quarter and 2.5% in the nine months compared to the same periods of fiscal year 2011.

•
OEM sales, which represented less than 10% of total Life Sciences sales, were flat in the quarter. In the nine months, OEM sales were down about 1%. The underlying marketplace is strong, however, specific customer inventory reductions and supply issues have hampered growth in this market.

•
Sales to Hospitals, which represented less than 10% of total Life Sciences sales, were down 2.5% and 3.5% in the quarter and nine months, respectively. The decrease in sales reflects the impact of weak economic conditions in Europe and fewer outbreaks, resulting in reduced spending by hospitals, as well as pricing competition, particularly in Latin America.

Sales in the Food & Beverage market, which represented about 20% of total Life Sciences sales, increased 7.1% in the third quarter compared to the third quarter of fiscal year 2011 reflecting an increase in systems sales of 70.8%, largely driven by Asia. Consumables sales were down 9.9% in the quarter. Excluding the impact of the divestiture of a non-core asset group in Italy in the first quarter, consumables sales were down about 5.0%. The decrease in consumables sales reflects supply issues as discussed previously, impacting all regions. Growth in emerging markets partly mitigated this impact. In the nine months, sales in the Food & Beverage market increased 4.7%. Systems sales grew 52.0% in the nine months, while consumables sales decreased 5.1%. Excluding the impact of the divestiture discussed above, consumables sales grew about 1% in the nine months. The growth in consumables and systems sales in the nine months was driven by new markets applications and products augmented by growth in emerging markets, although the impact of the supply chain disruption related to the ERP implementation hampered consumables sales growth.
Life Sciences gross margin in the third quarter of fiscal year 2012 increased 70 basis points to 56.7% from 56.0% in the third quarter of fiscal year 2011. The improvement in gross margin quarter over quarter reflects the following:

•	favorable pricing and the benefit of sales channel changes from distributor to direct which increased gross margins by approximately 80-100 basis points,

•
favorable inventory related cost impacts, net of the detrimental effect of the weakening Euro on British Pound and U.S. dollar denominated goods sourced in the Eurozone, that increased gross margin by approximately 70-90 basis, and

•	unfavorable mix related to an increase in systems sales, which typically have lower gross margins than consumables which reduced gross margin by approximately 90-110 basis points.

Life Sciences gross margin in the nine months of fiscal year 2012 increased 110 basis points to 58.3% from 57.2% in the nine months of fiscal year 2011. The improvement in gross margin in the nine months primarily reflects favorable pricing and the benefit of sales channel changes combined with favorable inventory related cost impacts. These positive impacts were partly offset by unfavorable mix related to an increase in systems sales.
SG&A expenses in the third quarter of fiscal year 2012, increased by $7,290, or 8.7% (an increase of approximately $9,600, or 11% in local currency) compared to the third quarter of fiscal year 2011. In the nine months, SG&A expenses increased by $26,752, or 11.2% (an increase of approximately $25,900, or 11% in local currency) compared to the nine months of fiscal year 2011. Selling expenses increased approximately 1% in the quarter and 7% in the nine months. G&A expenses increased approximately 23% and 18% in the quarter and nine months, respectively. In addition to inflation in payroll and related costs that impacted both selling and G&A expenses, the increase in SG&A (in local currency) in the quarter and nine months principally reflects increased spending related to regional expansion in emerging markets (impacting selling and G&A expenses), including the acquisition in Brazil, incremental costs related to the acquisition of ForteBio (selling and G&A) and information technology related costs as discussed in the Review of Consolidated Results above. SG&A as a percentage of sales increased to 28.7% from 26.9% in the third quarter of fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales in the quarter were as follows:
•selling expenses were 17.2% compared to 17.4% in the third quarter of fiscal year 2011, and
•G&A expenses were 11.5% compared to 9.5% in the third quarter of fiscal year 2011.
In the nine months, SG&A as a percentage of sales increased to 28.9% from 28.0% in the nine months of fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales in the nine months were as follows:
•selling expenses were 17.8% compared to 17.9% in the nine months of fiscal year 2011, and
•G&A expenses were 11.1% compared to 10.2% in the nine months of fiscal year 2011.
R&D expenses in the third quarter of fiscal year 2012 were $13,512, an increase of $1,349, or 11.1% (approximately $1,500, or 13% in local currency). As a percentage of sales, R&D expenses were 4.2% compared to 3.9% in the third quarter of fiscal year 2011. In the nine months, R&D expenses were $37,196, an increase of $1,940, or 5.5% (approximately $2,000, or 6% in local currency). As a percentage of sales, R&D expenses were 4.0% compared to 4.1% in the nine months of fiscal year 2011.
Segment profit dollars were $75,386, a decrease of $3,499, or 4.4% (approximately $2,300, or 3% in local currency) compared to the third quarter of fiscal year 2011. Segment profit margin declined to 23.7% from 25.2% in the third quarter of fiscal year 2011. In the nine months, segment profit dollars were $233,191, an increase of $19,524, or 9.1% (approximately $14,500, or 7% in local currency) compared to the nine months of fiscal year 2011. Segment profit margin was 25.4% compared to 25.1% in the nine months of fiscal year 2011.

Industrial:
Presented below are summary Statements of Segment Profit for the Industrial segment for the three and nine months ended April 30, 2012 and April 30, 2011:

Three Months Ended	Apr 30, 2012	% of Sales	Apr 30, 2011	% of Sales	% Change
Sales	$340,007		$341,101		(0.3)
Cost of sales	185,768	54.6	183,882	53.9	1.0
Gross margin	154,239	45.4	157,219	46.1	(1.9)
SG&A	107,540	31.6	102,874	30.2	4.5
R&D	7,268	2.1	7,145	2.1	1.7
Segment profit	$39,431	11.6	$47,200	13.8	(16.5)

Nine Months Ended	Apr 30, 2012	% of Sales	Apr 30, 2011	% of Sales	% Change
Sales	$1,030,331		$946,016		8.9
Cost of sales	558,471	54.2	502,491	53.1	11.1
Gross margin	471,860	45.8	443,525	46.9	6.4
SG&A	317,510	30.8	287,327	30.4	10.5
R&D	23,155	2.2	21,942	2.3	5.5
Segment profit	$131,195	12.7	$134,256	14.2	(2.3)
The tables below present sales by market and region within the Industrial segment for the three and nine months ended April 30, 2012 and April 30, 2011, including the effect of exchange rates for comparative purposes.

Three Months Ended	Apr 30, 2012	Apr 30, 2011	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
Process Technologies	$213,804	$208,238	2.7	$(4,300)	4.7
Aerospace	50,706	50,959	(0.5)	(752)	1.0
Microelectronics	75,497	81,904	(7.8)	1	(7.8)
Total Industrial	$340,007	$341,101	(0.3)	$(5,051)	1.2
By Region
Americas	$100,210	$112,401	(10.8)	$(708)	(10.2)
Europe	103,637	103,094	0.5	(5,417)	5.8
Asia	136,160	125,606	8.4	1,074	7.5
Total Industrial	$340,007	$341,101	(0.3)	$(5,051)	1.2

Nine Months Ended	Apr 30, 2012	Apr 30, 2011	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
Process Technologies	$639,743	$563,245	13.6	$3,298	13.0
Aerospace	162,298	149,119	8.8	12	8.8
Microelectronics	228,290	233,652	(2.3)	6,598	(5.1)
Total Industrial	$1,030,331	$946,016	8.9	$9,908	7.9
By Region
Americas	$314,001	$317,948	(1.2)	$(965)	(0.9)
Europe	309,124	271,432	13.9	(3,263)	15.1
Asia	407,206	356,636	14.2	14,136	10.2
Total Industrial	$1,030,331	$946,016	8.9	$9,908	7.9
Industrial segment sales increased 1.2% in the third quarter and 7.9% in the nine months reflecting growth in the Process Technologies and Aerospace markets, partly offset by a decline in the Microelectronics market. The increase in sales in the quarter reflects growth in systems sales of 17.2%, largely offset by a decline in consumables (including appurtenant hardware) sales of 2.1%. Sales in emerging markets increased about 15% in the third quarter, while sales in mature markets declined about 2%. The increase in sales in the nine months reflects growth in consumables (including appurtenant hardware) and systems sales of 5.8% and 19.3%, respectively. In the nine months, sales in emerging markets increased about 29%, while sales in mature markets grew about 3%.

Increased pricing contributed $2,384, or about 1.0% to consumables sales in the third quarter thus, the volume decline related to consumables sales was about 3.0%. In the nine months, increased pricing contributed $5,161, or about 1.0% to consumables sales growth thus the volume increase related to consumables sales was about 5.0%.
Systems sales represented 19.3% of total Industrial sales in the third quarter compared to 16.7% in the third quarter of fiscal year 2011. In the nine months, systems sales represented 16.7% of total Industrial sales compared to 15.2% in the nine months of fiscal year 2011. Industrial sales represented approximately 52% of total Company sales in the third quarter and nine months compared to 53% in the same periods of fiscal year 2011.
Sales in the Process Technologies market, which is comprised of four submarkets, Fuels & Chemicals, Municipal Water, Power Generation and Machinery & Equipment, and represented about 60% of total Industrial sales, increased 4.7% in the quarter and 13.0% in the nine months. The sales results by submarket are discussed below:

•
Sales in the Fuels & Chemicals submarket, which represented approximately 25% of total Industrial sales increased 20.1% in the quarter and 30.7% in the nine months, reflecting strong growth in all regions. Consumables sales declined 6.9% in the quarter, however, increased 13.1% in the nine months. Systems sales more than doubled in both the quarter and nine months as customers continue to invest to increase output. Robust growth in the oil & gas, refining and alternative energy sectors were key growth drivers in the quarter and nine months. The bulk of the investment in oil and gas is serving expansion plans in Brazil, Eastern Europe and the Middle East.

•
Sales in the Machinery & Equipment submarket, which represented approximately 20% of total Industrial sales, decreased 3.3% in the quarter reflecting a decline in sales in the Americas partly offset by growth in Europe and Asia.The decline in sales in the Americas is reflective of a tough comparison to the third quarter of fiscal year 2011, which included a sale of a large mine water system. In the nine months, Machinery & Equipment sales grew 8.4%, driven by growth in Europe and Asia while sales in the Americas were flat. The increase in Machinery & Equipment sales in Europe and Asia in the quarter and nine months reflects growth in the mining, automotive in-plant and mobile OEM sectors. Growth in Asia was achieved despite a slowdown in the steel market in China and the ripple effect it had in the region. Growth in emerging markets was also a key contributor to the sales increase in Europe and Asia in both periods

•
Sales in the Power Generation submarket, which represented close to 10% of total Industrial sales, increased 4.8% in the quarter. By region, the sales results in the quarter reflects an increase in Europe and Asia, partly offset by a decline in the Americas. The growth in Europe in the quarter reflects increased activity in the nuclear energy sector and recovery in the turbine OEM sector. The sales increase in Asia was driven by strong growth in China. The decline in the Americas reflects lumpiness in systems sales, as last year had particularly strong sales to OEM’s which did not repeat this year. In the nine months, sales were up about 1.0% as growth in Europe was largely offset by a decline in the Americas. Sales in Asia were flat in the nine months.The sales decrease in the Americas, and increase in Europe in the nine months, primarily reflect the same factors evident in the quarter. The sales result in Asia in the nine months was hampered by a decrease in demand from wind turbine OEM’s in China and a reduction in Nuclear spend in Japan and China.

•
Municipal Water submarket sales, which represented less than 10% of total Industrial sales, decreased 13.9% in the quarter and 4.8% in the nine months. By region, sales in the Americas (the Company’s largest Municipal Water region) were down 27.6% in the quarter and 22.2% in the nine months. The decline in the quarter and nine months in the Americas reflects the timing of large projects, although there has been signs of softening in this market in the U.S. Sales in Europe decreased 17.3% in the quarter and 14.8% in the nine months reflecting a reduction in capital spending due to economic conditions in the region. In Asia, sales more than doubled in the quarter and almost tripled in the nine months. The growth in the quarter and nine months was largely driven by wastewater projects in Australia spurred by environmental discharge regulations.

The Aerospace market is comprised of sales of air, water, lubrication, fuel and hydraulic protection products to end-user customers in Military and Commercial Aerospace. Sales in the Aerospace market, which represented about 15% of total Industrial sales, increased 1.0% in the quarter and 8.8% in the nine months. The sales results by submarket are discussed below:

•
Sales to the Military Aerospace submarket, which represented less than 10% of total Industrial sales, increased 12.5% in the quarter. All regions contributed to the growth in the quarter, however, sales growth in Europe was particularly strong. In the nine months, sales to the Military Aerospace submarket increased 16.1%. All regions contributed to the growth in the nine months, however, sales in the Americas and in Europe were particularly strong.

•
Sales to the Commercial Aerospace submarket, which represented less than 10% of total Industrial sales, decreased 9.5% in the quarter. The decline in the quarter primarily reflects the supply chain disruption related to the ERP implementation. In the nine months, sales to the Commercial Aerospace submarket increased 1.5%. The growth in Commercial Aerospace sales in the nine months was primarily driven by the Americas, reflecting increases in OEM production rates and aftermarket sales related to an increase in passenger miles flown. This was partly offset by the impact of the supply chain disruption as discussed above.

Microelectronics sales, which represented about 20% of total Industrial sales, decreased 7.8% in the quarter and 5.1% in the nine months. The decrease in both periods reflects a decline in semiconductor chip production. Furthermore, the display sector continued to be weak due to over capacity and the data storage sector struggled due to weak PC sales. Sales in all three regions were down in the quarter and nine months. The biggest impact came from Asia, the Company’s largest Microelectronics region, where sales were down 7.9% in the quarter and 4.7% in the nine months.
Industrial gross margin decreased 70 basis points in the quarter to 45.4% from 46.1% in the third quarter of fiscal year 2011. The gross margin comparative quarter over quarter reflects the following:

•
unfavorable mix which reduced gross margin by approximately 140-160 basis points primarily due to the reduction in consumables product sales in the Microelectronics market, and an increase in systems sales, which typically have lower gross margins than consumables,

•	unfavorable absorption related to the volume decline in Microelectronics, and costs related to operational challenges reduced gross margin by approximately 90-110, and

•	manufacturing cost savings, net of inflationary cost increases, as well as favorable pricing that offset a large portion of the unfavorable factors above.
In the nine months, Industrial gross margin decreased 110 basis points to 45.8% from 46.9% in the nine months of fiscal year 2011. The decrease in gross margin in the nine months primarily reflects the same trends evident in the the quarter.
SG&A expenses increased by $4,666, or 4.5% (an increase of approximately $6,400, or 6% in local currency) compared to the third quarter of fiscal year 2011. In the nine months, SG&A expenses increased by $30,183, or 10.5% (an increase of approximately $27,700, or 10% in local currency) compared to the nine months of fiscal year 2011. Selling expenses decreased about 3% in the quarter and increased 6% in the nine months. G&A expenses were up about 15% and 18% in the quarter and nine months, respectively. In addition to inflation in payroll and related costs, the increase in SG&A (in local currency) in the quarter and nine months principally reflects increased spending related to regional expansion in emerging markets (impacting selling and G&A expenses), including the acquisition in Brazil, and information technology related costs as discussed in the Review of Consolidated Results, as well as costs related to bringing Industrial into the European and Asian hubs.
SG&A expenses as a percentage of sales were 31.6% in the quarter compared to 30.2% in the third quarter of fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales in the quarter were as follows:
•selling expenses were 17.5% compared to 18.0% in the third quarter of fiscal year 2011, and
•G&A expenses were 14.1% compared to 12.2% in the third quarter of fiscal year 2011.
In the nine months, SG&A expenses as a percentage of sales was 30.8% compared to 30.4% in the nine months of fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales in the nine months were as follows:
•selling expenses were 17.6% compared to 18.1% in the nine months of fiscal year 2011, and
•G&A expenses were 13.2% compared to 12.2% in the nine months of fiscal year 2011.
R&D expenses were $7,268 in the third quarter of fiscal year 2012, an increase of $123, or 1.7% (approximately $150, or 2% in local currency). As a percentage of sales, R&D expenses were 2.1%, on par with the third quarter of fiscal year 2011. In the nine months, R&D expenses were $23,155, an increase of $1,213, or 5.5% (approximately $1,100, or 5% in local currency). As a percentage of sales, R&D expenses in the nine months were 2.2% compared to 2.3% in the nine months of fiscal year 2011.
Segment profit dollars in the third quarter of fiscal year 2012 were $39,431, a decrease of $7,769, or 16.5% (approximately$7,500, or 16% in local currency). Segment profit margin decreased to 11.6% from 13.80% in the third quarter of fiscal year 2011. In the nine months, segment profit dollars were $131,195, a decrease of $3,061, or 2.3% (approximately$6,500, or 5% in local currency). Segment profit margin in the nine months decreased to 12.7% from 14.2% last year.

Corporate Services Group:
Corporate Services Group expenses in the third quarter of fiscal year 2012 were $16,397, essentially flat compared to $16,454 in the third quarter of fiscal year 2011. Corporate Services Group expenses in local currency were also flat compared to the third quarter of fiscal year 2011. In the nine months, Corporate Services Group expenses were $49,776 compared to $45,755 in the nine months of fiscal year 2011, an increase of $4,021 or 8.8% ($3,900 or 8.5% in local currency). The increase in Corporate Services Group expenses primarily reflects an increase in payroll and related costs and the costs associated with the executive management transition.

Review of Results from Discontinued Operations
Sales from discontinued operations in the third quarter of fiscal year 2012 were $57,180, an increase of 2.1% from $56,016 in the third quarter of fiscal year 2011. In the nine months, sales from discontinued operations were $169,493, an increase of 4.6% from $162,038 in the nine months of fiscal year 2011. The impact of fluctuations in exchange rates used to translate foreign subsidiary results into U.S. Dollars reduced reported sales by $673 in the quarter and increased reported sales by $448 in the nine months. In local currency, sales increased 3.3% in the quarter and 4.3% in the nine months.
Net earnings from discontinued operations in the third quarter of fiscal year 2012 were $7,980, or 7 cents per share, compared with net earnings of $9,311, or 8 cents in the third quarter of fiscal year 2011. In the nine months, net earnings from discontinued operations were $27,866, or 24 cents per share, compared with net earnings of $29,092, or 25 cents per share in the nine months of fiscal year 2011. The decrease in net earnings related to divestiture transaction costs in fiscal year 2012. Company management estimates that foreign currency translation has an immaterial impact to earnings per share from discontinued operations in the third quarter and nine months of fiscal year 2012.

Liquidity and Capital Resources
Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $645,100 at April 30, 2012 as compared with $676,500 at July 31, 2011. This includes working capital related to the Company’s discontinued operations, however, excludes assets aggregating approximately $84,300 classified as held for sale that otherwise would have been reported as non-current. Excluding the effect of foreign exchange (discussed below), non-cash working capital decreased approximately $800 compared to July 31, 2011.
The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at April 30, 2012 to those at July 31, 2011, the Euro, British Pound and the JPY have weakened against the U.S. Dollar. The effect of foreign currency translation, inclusive of discontinued operations, decreased non-cash working capital by $30,648, including net inventory, net accounts receivable and other current assets by $16,972, $26,153 and $5,336, respectively, as compared to July 31, 2011. Additionally, foreign currency translation decreased accounts payable and other current liabilities by $17,725 and current income taxes payable by $88.
Net cash provided by operating activities, inclusive of discontinued operations in the nine months of fiscal year 2012 was $326,417 as compared to $280,956 in the nine months of fiscal year 2011, an increase of $45,461, or about 16% primarily reflecting the increase in net earnings and reduced inventory levels. The net earnings from discontinued operations adjusted for non-cash reconciling items for the nine months ended April 30, 2012 and April 30, 2011 was $36,100 and $36,500, respectively. This includes transaction costs, net of tax, of $3,123 related to the divestiture of the Blood product lines in the nine months ended April 30, 2012. The absence of cash flows from discontinued operations is not expected to significantly affect the Company’s future liquidity or capital resources.
The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding (“DPO”), increased to 136 days in the quarter ended April 30, 2012 from 130 days in the quarter ended April 30, 2011. This primarily reflects a decrease in DPO partly offset by a decrease in DIO.
Free cash flow, inclusive of discontinued operations, which is defined as net cash provided by operating activities less capital expenditures, was $199,494, or about 86% of net earnings in the nine months of fiscal year 2012, as compared with $177,814, or about 82% of net earnings in the nine months of fiscal year 2011. The increase in free cash flow reflects the increase in net cash provided by operating activities as discussed above, partly offset by an increase in capital expenditures principally related to the purchase of a new facility in Europe and the implementation of the ERP system in the Americas. Free cash flows includes capital expenditures of approximately $5,000 and $5,800, in the nine months ended April 30, 2012 and April 30, 2011, respectively, related to the discontinued operations.
The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities, inclusive of discontinued operations to free cash flow.

	Apr 30, 2012	Apr 30, 2011
Net cash provided by operating activities	$326,417	$280,956
Less capital expenditures	126,923	103,142
Free cash flow	$199,494	$177,814
Net Earnings	$233,102	$218,142
Free cash flow conversion	85.6%	81.5%
Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 8.4% at April 30, 2012 as compared to 9.1% at July 31, 2011. Net debt increased by approximately $2,800 compared with July 31, 2011. The impact of foreign exchange rates (primarily on cash and cash equivalents) increased net debt by about $27,800. Excluding this impact, net debt decreased by $25,000 reflecting a decrease in gross debt of $15,100 and an increase in cash and cash equivalents of $9,900.
The Company’s 5-year senior revolving credit facility contains financial covenants which require the Company to maintain a minimum consolidated net interest coverage ratio of 3.5:1, based upon trailing four quarters results, and a maximum consolidated leverage ratio of 3.5:1, based upon trailing four quarters results. In addition, the facility includes other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of April 30, 2012, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
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
The notional amount of foreign currency forward contracts entered into during the three and nine months ended April 30, 2012 was $522,774 and $1,894,385, respectively. The notional amount of foreign currency forward contracts outstanding as of April 30, 2012 was $244,047. The Company’s foreign currency balance sheet exposures resulted in the recognition of a loss within SG&A of approximately $5,326 and $14,236 in the three and nine months ended April 30, 2012, respectively, before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A was a loss of approximately $3,490 and $6,238 in the three and nine months ended April 30, 2012, respectively.
As of April 30, 2012, the Company had $200,000 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s consolidated balance sheet. Commercial paper outstanding at any one time during the quarter had balances ranging from $140,000 to $335,000, carried interest rates ranging between 0.47% and 0.50% and original maturities between 29 and 33 days. Commercial paper outstanding at April 30, 2012 carry interest rates ranging between 0.47% and 0.48% and maturities between 29 and 31 days. As of April 30, 2012, the Company does not have any outstanding borrowings under its existing senior revolving credit facility.
The Company utilizes cash flow generated from operations and its senior revolving credit facility to meet its short-term liquidity needs. Company management considers its cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet its anticipated liquidity needs.
As of April 30, 2012, the amount of cash and cash equivalents held by foreign subsidiaries was $522,534. The Company does not expect any restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on the Company’s overall liquidity.
Capital expenditures, inclusive of discontinued operations were $126,923 in the nine months ($32,638 expended in the third quarter). Depreciation expense, inclusive of discontinued operations was $22,533 and amortization expense was $5,956 in the third quarter of fiscal year 2012. Depreciation expense, inclusive of discontinued operations was $67,135 and amortization expense was $14,746 in the nine months of fiscal year 2012.

On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. At July 31, 2011, there was $203,037 remaining under this stock repurchase authorization. On September 26, 2011, the board authorized an expenditure of $250,000 to repurchase shares. The Company did not repurchase stock in the nine months of fiscal year 2012 leaving $453,037 remaining at April 30, 2012 under the current stock repurchase programs. Net proceeds from stock plans were $34,845 in the nine months of fiscal year 2012.
In the nine months of fiscal year 2012, the Company paid dividends of $64,554 compared to $57,287 in the nine months of fiscal year 2011, an increase of about 13%. The Company increased its quarterly dividend by 20% from 17.5 cents to 21 cents per share, effective with the dividend declared on January 19, 2012.

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
In May 2011, the FASB issued amendments to fair value measurement and disclosure requirements. This guidance amends United States generally accepted accounting principles (“U.S. GAAP”) to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This includes clarification of the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word “shall” rather than “should” to describe the requirements in U.S. GAAP). This amended guidance is to be applied prospectively and is effective for the Company beginning with its third quarter of fiscal year 2012. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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
In connection with the aforementioned business improvement initiatives, during fiscal years 2010 and 2011, certain significant operations migrated to the Company’s global enterprise resource planning (“ERP”) software system. In the third quarter of fiscal year 2012, the last phase of the migration of significant operations, namely the Americas, has been completed. The purpose of the ERP system is to facilitate (i) the flow of information between all business functions inside the boundaries of the Company and (ii) the management of the connections to outside stakeholders. Built on a centralized database and utilizing a common computing platform, the ERP system consolidates business operations into a more uniform, enterprise wide system environment. The Company’s ERP implementation is accompanied by process changes and improvements, including those that impact internal control over financial reporting. In connection with these migrations and continuing process changes, the Company has instituted material changes in its internal control over financial reporting during the third quarter of fiscal year 2012.
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
With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2011 Form 10-K, under the heading Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, the Company has reached an agreement with the lead plaintiff to settle the consolidated putative securities class-action lawsuit originally filed in August 2007 in the United States District Court for the Eastern District of New York. Under the terms of the proposed settlement, the lawsuit will be dismissed with prejudice, without any admission of liability by the Company or the individual defendants. Both the Company and the individual defendants will receive a full and complete release of all claims asserted against them in the litigation, in exchange for the payment of an aggregate of $22,500, substantially all of which will be funded with insurance proceeds. The proposed settlement was submitted to the United States District Court for the Eastern District of New York for preliminary approval on May 16, 2012. The agreement is subject to the execution of definitive settlement documents and court approval after the class has been notified of its terms. The Company has reflected appropriate costs, contingent liabilities and related insurance recoveries in the condensed consolidated financial statements as of April 30, 2012 and July 31, 2011.
Environmental Matters:
The Company’s condensed consolidated balance sheet at April 30, 2012 includes liabilities for environmental matters of approximately $12,632, which relate primarily to the environmental proceedings discussed in the 2011 Form 10-K. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

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

Pall Corporation

June 11, 2012	/s/	LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer and Treasurer

	/s/	FRANCIS MOSCHELLA
Francis Moschella
Vice President – Corporate Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1†	Asset Purchase Agreement, dated as of April 28, 2012, by and between Haemonetics Corporation and the Registrant

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