Form 10-K
period 2012-07-31
PALL CORP
filed 2012-10-01
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes ☐      No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on January 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,895,490,103.
On September 21, 2012, there were 114,436,725 outstanding shares of the registrant’s common stock, $.10 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement for the 2012 annual meeting of shareholders, scheduled to be held on December 12, 2012 (hereinafter referred to as the “Proxy Statement”), are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS.

As described in detail in Note 19, Discontinued Operations to the accompanying consolidated financial statements, the Company has sold to Haemonetics Corporation (“Haemonetics”), effective August 1, 2012, certain assets of its blood collection, filtration and processing product line (the “Blood Sale”), which was a component of the Life Sciences segment (the product line sales were reported in the Medical market), and met the criteria for discontinued operations and held for sale presentation during the third quarter of fiscal year 2012. As such, it has been reported as a discontinued operation in the Company’s consolidated financial statements, and all discussions regarding the Company results of operations throughout this Form 10-K are on a continuing operations basis.
GENERAL:
Pall Corporation, a New York corporation incorporated in July 1946, including its subsidiaries (the “Company”), is a leading supplier of filtration, separation and purification technologies, principally made by the Company using its engineering capability and fluid management expertise, proprietary filter media, and other fluid clarification and separations equipment for the removal of solid, liquid and gaseous contaminants from a wide variety of liquids and gases.
The Company serves customers through two businesses globally: Life Sciences and Industrial. The Life Sciences business group is focused on developing, manufacturing and selling products to customers in the Medical, BioPharmaceuticals and Food & Beverage markets. The Industrial business group is focused on developing, manufacturing and selling products to customers in the Process Technologies, Aerospace and Microelectronics markets.
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
With few exceptions, research and development activities conducted by the Company are Company sponsored. Research and development expenses totaled $82,932,000 in fiscal year 2012, $80,506,000 in fiscal year 2011 and $68,796,000 in fiscal year 2010.
No one customer accounted for 10% or more of the Company’s consolidated sales in fiscal years 2012, 2011, or 2010.
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
At July 31, 2012, the Company employed approximately 10,800 persons. As of August 1, 2012, approximately 1,400 employees transferred to Haemonetics in connection with the Blood Sale.
The Company is currently executing several structural cost improvement initiatives. Further details of these initiatives can be found in Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.
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

The Company’s website address is www.pall.com. In the Investor Relations Section of its website, the Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Financial and other information can also be accessed on the Company’s website.
Copies of financial and other information are also available free of charge by calling (516) 484-5400 or by sending a request to Pall Corporation, Attn: Investor Relations, 25 Harbor Park Drive, Port Washington, NY, 11050. Information on the Company’s website is not incorporated into this Form 10-K or its other securities filings and is not a part of them.

OPERATIONS:
Pall Corporation is a broad-based filtration, separation and purification company. Its proprietary products are used to discover, develop and produce biotechnology drugs, make vaccines, protect hospital patients as in the case of the Company’s breathing circuit and hospital water filters, enhance the quality and efficiency of manufacturing processes, keep equipment (such as manufacturing equipment and airplanes) running efficiently, produce safe drinking water and protect the environment. Requirements for product quality, purity, environmental protection, health and safety apply to a wide range of industries and across geographic borders. The Company has more than a 60-year history of commercializing innovative products and continues to develop new materials and technologies for its Life Sciences and Industrial customers and their increasingly difficult fluid filtration, purification and separation challenges. The Company has an array of core materials and technologies that can be combined and manipulated in many ways to solve complex fluid separation challenges. These proprietary materials and technologies, coupled with the Company’s ability to engineer them into useful forms and place them into fully integrated systems, are the cornerstone of the Company’s capabilities. Proprietary materials and technologies, customer process knowledge, and engineering know-how enable the Company to provide customers with products that are well matched to their needs, to develop new products and to enter new markets.
The global drivers for the filtration, separation and purification market include increasing potable/recyclable/dischargeable water and energy demands, emerging and mutating pathogens, changes in global demographics including rising standards of medical care in emerging economies, an aging population ingesting higher levels of preventative and/or personalized pharmaceuticals, environmental concerns and regulations, industrial globalization and consolidation, increasing government regulations and process innovation and optimization. These all require more and ever finer levels of filtration, separation and purification. Opportunities to filter water exist in every one of the Company’s markets. The Company has a balanced portfolio of products that are sold into diversified markets. The Company’s strategy for growth includes expansion in high-growth geographies such as Asia, Eastern Europe, the Middle East, Africa and Latin America as well as focusing on high-growth markets such as biotechnology, diagnostics, cell therapy, vaccine production, micro and macroelectronics, next-generation aircraft, energy and water. The Company’s products help to meet the evolving needs of markets worldwide.
The Company actively pursues applications in which its products can make a substantial difference to customers and especially targets projects in which it engineers integrated filtration, purification and separation systems to enhance performance and economics. This strategy leverages the Company’s resources and capabilities to help its customers improve operating efficiencies within their processes through the optimal selection and integration of filtration and separation products. This approach makes use of the Company’s engineering and scientific expertise in fluid management to create unique and cost-effective solutions for customers. Integrated systems are an important part of this approach, and generally couple or automate filtration/separation steps for greater efficiency and ease and economy of use. These systems typically include the Company’s proprietary consumable filtration products and appurtenant hardware. When fully commissioned, Company management expects these systems to provide an ongoing annuity stream for the Company’s consumable filtration products. System sales accounted for 14.2% of fiscal 2012 revenues. This is about the Company’s average for system sales in the last five fiscal years. Consumable filtration products sold are principally filters made with proprietary Company filter media produced by chemical film casting, melt blowing of polymer fibers, papermaking and metallurgical processes.
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

During fiscal year 2012, the Company completed the last significant phase of the migration of operations to the Company’s new Enterprise Resource Planning (“ERP”) software system. The purpose of the ERP system is to facilitate the flow of information between all business functions inside the boundaries of the Company and manage the connections to outside stake holders. Built on a centralized database and utilizing a common computing platform, the ERP system consolidates business operations into a more uniform, enterprise wide system environment. The Company’s ERP implementation was accompanied by process changes and improvements, including the transition of financial activities to its shared service centers.

LIFE SCIENCES SEGMENT:
As noted above, the discussion for both the total Life Sciences segment and the Medical market exclude the blood collection, filtration and processing product line. The Company’s Life Sciences technologies facilitate the process of drug discovery, development, regulatory validation and production. They are used extensively in the research laboratory, pharmaceutical, biotechnology and food and beverage industries and in hospitals at the point of patient care. The Company’s broad capability in the life sciences industry is a competitive strength and an important element of its strategy going forward. Sales in the Medical, BioPharmaceuticals and Food & Beverage markets are made through direct sales and distributors.
Safety, quality, efficacy, ease of use, technical support, product delivery and price are all important considerations among the Company’s Life Sciences customers. The backlog for the Life Sciences segment at July 31, 2012 was approximately $219,602,000 (all of which is expected to be shipped in fiscal year 2013) compared with $226,424,000 at July 31, 2011.
MEDICAL MARKET:
The Company’s medical products help control the spread of infections in hospitals. Hospital-acquired infections are a growing problem for patients and the world’s health care systems. The Company’s breathing-circuit, intravenous and point-of-use Pall-Aquasafe™ water filters help protect people from these infections. The Company’s cell therapy product portfolio provides enabling technologies for the emerging regenerative medicine market.
The backlog for the Medical market at July 31, 2012 was approximately $22,077,000 (all of which is expected to be shipped in fiscal year 2013) compared with $25,139,000 at July 31, 2011. The Company’s principal competitors in the Medical market include Merck Millipore (a division of Merck KGaA), GE Healthcare (a unit of General Electric Company (“GE”)), Teleflex Incorporated, Covidien plc and Intersurgical, Ltd..
BIOPHARMACEUTICALS MARKET:
The Company sells a broad line of filtration and purification technologies, appurtenant hardware and engineered systems primarily to pharmaceutical and biotechnology companies for use by them in the development and commercialization of chemically synthesized and biologically derived drugs, plasma and vaccines. The Company provides a broad range of advanced filtration solutions for each critical stage of drug development through drug production. Its filtration systems and validation services assist drug manufacturers through the regulatory process to commercialization. The Company’s laboratory product line is used in areas such as drug research and discovery, quality control testing and in environmental monitoring applications for a host of industries. In the Americas and Europe, laboratory products are sold to customers principally through the Company’s distribution partner, VWR International.
The fastest growing part of the market is the biotechnology industry, representing an increasingly important portion of total BioPharmaceuticals revenue. Biotechnology drugs, plasma and biologically derived vaccines are filtration and purification intensive. A key growth driver is increasing adoption of single-use processing technologies for drug production as a replacement for “hard-piped” steel factories. Disposable systems provide customers many advantages including smaller capital outlays and flexible use of manufacturing floor space. They reduce the risk of cross-contamination between batches and eliminate costly and time-consuming cleaning and cleaning validation steps.
Company management believes that the Company’s established record of product performance and innovation, as well as its ability to sell and globally support a complete range of products, including its engineered systems, provide a strong competitive advantage among BioPharmaceuticals customers reflecting the high costs and safety risks associated with drug development and production. The backlog for the BioPharmaceuticals market at July 31, 2012 was approximately $156,594,000 (all of which is expected to be shipped in fiscal year 2013) compared with $155,321,000 at July 31, 2011. Principal competitors in the BioPharmaceuticals market include Merck Millipore (a division of Merck KGaA), The Sartorius Group, 3M Purification (formerly, CUNO, Inc.) and GE Healthcare (a unit of GE).

FOOD & BEVERAGE MARKET:
Within the Food & Beverage market, the Company serves the filtration needs of the beer, wine, dairy, alcohol-free beverage, bottled water, and food ingredient markets. The Company’s comprehensive product portfolio and capabilities help customers to ensure the quality of their products while lowering operating costs and minimizing waste.
The backlog for the Food & Beverage market at July 31, 2012 was approximately $40,931,000 (all of which is expected to be shipped in fiscal year 2013) compared with $45,964,000 at July 31, 2011. Principal competitors in the Food & Beverage market include 3M Purification (formerly, CUNO, Inc.), Pentair, Inc., Filtrox Group, The Sartorius Group, Eaton Corporation and Parker Domnick Hunter, a division of Parker Hannifin.

INDUSTRIAL SEGMENT:
Effective in the second quarter of fiscal year 2012, the Company reorganized its Industrial markets. The Machinery & Equipment submarket (previously part of the Aeropower market) and Energy & Water are now combined and are reported as the Process Technologies market. With the exclusion of Machinery & Equipment from Aeropower, Aerospace is now the stand-alone descriptor for that part of the business. Information by market for prior periods has been restated to reflect these changes. All discussions and amounts reported in this Form 10-K are based on the reorganized structure.
The Company provides enabling and process enhancing technologies throughout the industrial marketplace. This includes the Process Technologies, Aerospace and Microelectronics markets. The Company has the capability to provide customers with integrated solutions for their process fluids which typically include the Company’s proprietary consumable filtration products and appurtenant hardware as well as systems. When fully commissioned, Company management expects these systems to provide an ongoing annuity stream for the Company’s consumable filtration products. Systems sales account for 18.2% of the Industrial segment’s revenues in fiscal year 2012 compared to 17.3% in fiscal year 2011. Virtually all of the raw materials, process fluids and waste streams that course through industry are candidates for multiple stages of filtration, separation and purification. The backlog for the Industrial segment at July 31, 2012 was approximately $572,074,000 (of which approximately 78% is expected to be shipped in fiscal year 2013) compared with $568,377,000 at July 31, 2011.
PROCESS TECHNOLOGIES MARKET:
This market consists of producers of energy, oil, gas, renewable and alternative fuels, electricity, chemicals and municipal water. The growing demand for energy produced using clean and green technologies, including careful use and reuse of water, creates growth opportunities for the Company.
The Company also sells filtration solutions to the Machinery & Equipment submarkets, which consist of a grouping of producers of mobile equipment and trucks, pulp and paper, mining, automotive and metals. The growing part of this submarket is in emerging regions, such as the Middle East, North Africa and Latin America.
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
Technologies that purify water for use and reuse represent an important opportunity. Industry, which consumes enormous quantities of water, increasingly needs to filter it before, during and after use both to conserve it and to ensure it meets discharge requirements. Also, governments around the world are implementing stringent new regulations governing drinking water standards and Company management believes that its filters and systems provide a solution for these requirements. These standards apply to municipal water supplies throughout the U.S. and in a growing number of countries.
Revenues in this market comprise the largest part of the Company’s capital-based revenues, including systems and appurtenant hardware. Approximately 50% of fiscal year 2012 revenues in this market were derived from capital-based revenues. The backlog at July 31, 2012 was approximately $374,647,000 (of which approximately 80% is expected to be shipped in fiscal year 2013) compared with $386,420,000 at July 31, 2011. Sales to Process Technologies customers are made through Company personnel, distributors, manufacturers’ representatives and architectural and engineering firms. The Company believes that its strategy and ability to engineer fully integrated systems, underscored by product performance and quality, customer service, and price, are the principal competitive factors in this market. The Company’s primary competitors in the Process Technologies market include 3M Purification (formerly, CUNO, Inc.), GE Infrastructure (a unit of GE), U.S. Filter (a Siemens business), Pentair, Inc., Donaldson Company, Inc., Parker Hannifin Corporation, ESCO Technologies Inc., HYDAC International GmbH and CLARCOR Inc.

AEROSPACE MARKET:
The Company sells filtration and fluid monitoring equipment to the aerospace industry for use on commercial and military aircraft, ships and land-based military vehicles to help protect critical systems and components. Commercial and Military sales represented 45% and 55%, respectively, of total Aerospace sales in fiscal year 2012. Key drivers in this market include passenger air miles flown, military budgets, production of new military and commercial aircraft, and demand for new aircraft, particularly in countries such as Brazil, Africa, China and Australia. Increasing environmental regulation faced by the Company’s customers, as well as customer requirements for improved equipment reliability and fuel efficiency, impact demand.
The Company’s products are sold to customers through a combination of direct sales to airframe manufacturers and other customers, including the U.S. military, and through the Company’s distribution partner, Satair A/S, for the commercial aerospace “aftermarket,” such as sales to commercial airlines. The backlog at July 31, 2012 was approximately $165,450,000 (of which approximately 71% is expected to be shipped in fiscal year 2013) compared with $149,115,000 at July 31, 2011. Competition varies by product and application. The Company’s principal competitors in the Aerospace market include Donaldson Company, Inc. and ESCO Technologies Inc.
Company management believes that product efficacy, performance and quality, service and price are determinative in most sales.
MICROELECTRONICS MARKET:
The Company sells highly sophisticated filtration and purification technologies for the semiconductor, data storage, fiber optic, advanced display, solar and materials markets. The Company provides a comprehensive suite of contamination control solutions for chemical, gas, water, chemical mechanical polishing and photolithography processes to meet the needs of this demanding industry. Integrated circuits, which control almost every device or machine in use today, require exceedingly high levels of filtration technologies which the Company provides. This convergence has enabled the Company to capitalize on demand for tablet computers, smart phones, computer gaming consoles, MP3 players, flat screen TVs and monitors, multimedia cell phones and ink jet printers and cartridges. Newer applications served by Microelectronics are the production of solar cells and the emerging “high bright” LED market.
The Company’s products are sold to customers in this market through its own personnel, distributors and manufacturers’ representatives. The backlog at July 31, 2012 was approximately $31,977,000 (of which approximately 99% is expected to be shipped in fiscal year 2013) compared with $32,842,000 at July 31, 2011. Company management believes that performance, product quality, innovation and service are the most important factors in the majority of sales in this market. The Company’s principal competitors in the Microelectronics market include Entegris, Inc. and Mott Corporation.
The following comments relate to the two operating segments discussed above:

RAW MATERIALS:
Most raw materials used by the Company are available from multiple sources. A limited number of materials are proprietary products of major chemical companies. Management believes that the Company could obtain satisfactory substitutes for these materials should they become unavailable.

INTELLECTUAL PROPERTY:
The Company has a robust intellectual property portfolio comprised of patents, proprietary trade secrets and know-how, trademarks, and licensed technology. The Company owns numerous U.S. and foreign patents directed to filtration materials, devices, systems, and improvements and applications of these technologies; and has numerous patent applications pending in the U.S. and abroad. The Company possesses a wide array of proprietary trade secret technology and know-how directed to its manufacturing operations and quality systems, business methods and competitive intelligence. In addition to its patent position and trade secrets, the Company also holds numerous U.S. and foreign trademarks and has applications pending for registration of trademarks throughout the world. Finally, the Company also licenses intellectual property rights from third parties, some of which bear royalties and are terminable in specified circumstances. The Company believes that its patents, proprietary trade secret rights, and trademarks are important to the competitive strength of the Company. The Company believes that its trade secrets and know-how described above coupled with its continuous product improvement innovations create barriers to entry from competitors. The Company, therefore, does not believe that the expiration of any individual patent or any patents due to expire in the foreseeable future will have a material impact on its business, financial condition or results of operations in any one year.

EXECUTIVE OFFICERS OF THE REGISTRANT:

Name	Age(1)	Current Positions Held	First Appointed an Executive Officer
Lawrence D. Kingsley	49	President and Chief Executive Officer	2011
Lisa McDermott	47	Chief Financial Officer and Treasurer	2006
Michael Egholm, Ph.D	49	Chief Technology Officer	2012
Linda Villa	63	Chief Human Resources Officer	2012
Yves Baratelli	47	Group Vice President and President, Life Sciences	2010
Ruby Chandy	50	Group Vice President and President, Industrial	2012
Edward F. Hoare	48	President, Pall Americas	2012
Wolfgang Platz	54	President, Pall Europe	2011
Eric Garnier	51	President, Pall Asia	2012
Roya Behnia	46	Senior Vice President, General Counsel and Corporate Secretary	2012
Kenneth V. Camarco	49	Senior Vice President, Global Operations and Business Systems	2012
H. Alex Kim	41	Senior Vice President, Business Development and Strategic Planning	2012
     (1)  Age as of September 21, 2012.
None of the persons listed above is related.
Lawrence D. Kingsley has served as President and Chief Executive Officer (“CEO”) since October 2011. Prior to joining the Company, Mr. Kingsley served as President and Chief Executive Officer of IDEX Corporation (“IDEX”) from March 2005 until October 2011, and as Chairman of IDEX from April 2006 until December 2011.
Lisa McDermott has served as Chief Financial Officer and Treasurer since January 2006. Ms. McDermott began her employment with the Company in 1999 as Corporate Controller and was promoted to Vice President - Finance in July 2004.
Michael Egholm, Ph.D. was appointed Chief Technology Officer in June 2010. Prior to joining the Company, Dr. Egholm served in various roles for 454 Life Sciences, a center of excellence at Roche Applied Science, including as Vice President of Research and Development, Vice President of Molecular Biology and most recently, Chief Technology Officer from 2008 to 2010. Dr. Egholm was appointed as an executive officer of the Company in 2012.
Linda Villa has served as Chief Human Resources Officer since March 2012. Ms. Villa began her employment with the Company in 2008 as Executive Vice President, Human Resources. Previously, Ms. Villa served as Executive Vice President, Human Resources and Corporate Security at Telcordia Technologies, Inc. Ms. Villa was appointed as an executive officer of the Company in 2012.
Yves Baratelli has served as Group Vice President and President, Life Sciences, since May 2010. Mr. Baratelli began his employment with the Company in 2002 as President of Pall Medical, Europe. He was promoted to President of Pall Life Sciences Europe two years later and thereafter, assumed the additional responsibility for Pall Life Sciences Asia.
Ruby Chandy has served as Group Vice President and President, Industrial, since April 2012. Prior to joining the Company, Ms. Chandy was Chief Marketing Officer of Rohm and Haas from 2007 until 2009. She subsequently served as Chief Marketing Officer and later as Managing Director at Dow Chemical Company until 2012.
Edward F. Hoare has served as President, Pall Americas since March 2012. Mr. Hoare began his employment with the Company in 1986 as Area Sales Engineer and Key Account Manager for the Pall Ultrafine Division. He has held increasingly senior positions including President Biopharmaceuticals, Americas, Senior Vice President Global Commercial Operations, Biopharmaceuticals, and President, Life Sciences Europe. Mr. Hoare was appointed as an executive officer of the Company in 2012.
Wolfgang Platz has served as President, Pall Europe, since March 2012. Mr. Platz began his employment with the Company in 1981 as a Sales Engineer. He has held many management positions with the Company, including President, Food and Beverage, President Industrial, Europe, and President, Pall Industrial. Mr. Platz was appointed as an executive officer of the Company in 2011.

Eric Garnier has served as President, Pall Corporation Asia since February 2011. Mr. Garnier began his employment with the Company in 2004 as President, Pall Medical Europe, and served in increasingly senior positions including Vice President Life Sciences, South Europe and President, Life Sciences, Asia. Mr. Garnier was appointed as an executive officer of the Company in 2012.
Roya Behnia has served as Senior Vice President, General Counsel and Corporate Secretary since June 2012. Prior to joining the Company, Ms. Behnia served as Senior Vice President, General Counsel and Secretary of Rewards Network Inc. from 2006 to 2010. Ms. Behnia served as Assistant General Counsel and Group General Counsel of SPX Corporation from 2001 to 2005.
Kenneth V. Camarco was appointed Senior Vice President of Global Operations and Business Systems in March 2012. Prior to joining the Company, Mr. Camarco was President and Owner of WaxWing Group, LLC, a strategic business advisory practice. Mr. Camarco held several management positions with Cooper Industries, Ltd., including serving as President of Cooper Notification from 2006 to 2009.
H. Alex Kim was appointed Senior Vice President, Business Development and Strategic Planning in August 2012. Prior to joining the Company, Mr. Kim served in various roles with Danaher Corporation since 2002. Most recently, from 2007 to 2012, as Vice President of Business Development for Danaher Corporation's Water Quality Group.
None of the above persons has been involved in any legal proceeding required to be disclosed by Item 401(f) of Regulation S-K during the past ten years.
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
The Company conducts operations around the globe. The Company expects to continue to derive a substantial portion of sales and earnings from outside the U.S. The uncertain global macroeconomic environment, particularly the current economic concerns in Europe wherein the Company derives approximately 38% of sales, and other countries in which the Company derives significant sales could continue to have a negative impact on demand for the Company’s products. The prospects, strength, sustainability and timing of an improvement in the current environment remain uncertain as does the possibility of a return to a recession in the U.S. and other countries around the globe.
The uncertainty or deterioration of the global economic environment could adversely affect the Company. Customers or suppliers may experience cash flow problems and as a result, may modify, delay or cancel plans to purchase the Company’s products and suppliers may significantly and quickly increase their prices or reduce their output. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, amounts owed to the Company. Any inability of current and/or potential customers to purchase the Company’s products and/or to pay the Company for its products may adversely affect the Company’s sales, earnings and cash flow. Sales and earnings could also be affected by the Company’s ability to manage the risks and uncertainties associated with the application of local legal requirements or the enforceability of laws and contractual obligations, trade protection measures, changes in tax laws, regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and natural disasters as well as health epidemics or pandemics.
Changes in demand for the Company’s products and business relationships with key customers and suppliers, including delays or cancellations in shipments, may affect operating results.
To achieve its objectives, the Company must develop and sell products that are subject to the demands of its customers. This is dependent on many factors including, but not limited to, managing and maintaining relationships with key customers, responding to the rapid pace of technological change and obsolescence, which may require increased investment by the Company or result in greater pressure to commercialize developments rapidly or at prices that may not fully recover the associated investment, and the effect on demand resulting from customers’ research and development, capital expenditure plans and capacity utilization.

The manufacturing of the Company’s products is dependent on an adequate supply of raw materials. The Company’s ability to maintain an adequate supply of raw materials, especially those materials that are single-sourced or have a limited number of suppliers, could be impacted by the availability and price of those raw materials and related commodities and maintaining relationships with key suppliers. If the Company’s supply of raw materials is adversely affected, it may not be able to quickly establish or qualify replacement sources.
The Company’s future growth depends on new products and new technology innovation.
The Company’s future growth depends in part on maintaining its competitive advantage with current products in new and existing markets, as well as its ability to develop new products and technologies to serve such markets. To the extent that competitors develop competitive products and technologies, or new products or technologies which achieve higher customer satisfaction, the Company’s business prospects could be adversely impacted. In addition, regulatory approvals for new products or technologies may be required, which approvals may not be obtained in a timely or cost effective manner, adversely impacting the Company’s business prospects.
The Company may not successfully enforce patents or protect proprietary products and manufacturing techniques.
The Company owns numerous patents, trademarks, trade secrets and other intellectual property and licenses to intellectual property owned by others. Some of these patented technologies and other intellectual property require substantial resources to develop. The Company’s intellectual property rights may not be sufficiently broad or otherwise may not provide the Company with a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to the Company. In addition, steps taken to maintain and protect the Company’s intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around. The failure to obtain or maintain the Company’s intellectual property rights or the costs to adequately protect its intellectual property, including costs to detect or prevent circumvention, unauthorized use and enforcement of rights, could adversely impact the Company’s competitive position and operating results.
Increases in manufacturing and operating costs and/or the ability to achieve the savings anticipated from the Company’s structural cost improvement initiatives may affect operating results.
The Company’s costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, energy and related utilities and cost of labor. The achievement of the Company’s financial objectives is reliant on its ability to manage these fluctuations through cost savings or recovery actions and efficiency initiatives.
The Company continues to pursue a number of structural cost improvement initiatives. These efforts may not improve the Company’s financial performance or produce the full efficiencies and benefits the Company expects due to delays or other factors affecting the Company’s execution of these initiatives.
Fluctuations in foreign currency exchange rates and interest rates may materially affect operating results.
In fiscal year 2012, the Company derived approximately 70% of sales from outside the U.S. Although sales and expenditures outside the U.S. with third parties are typically made in the local currencies of those countries providing a natural hedge against fluctuations in foreign currency rates, the Company retains significant exposure to the value of foreign currencies relative to the U.S. dollar and the currencies of inter-company trading partners. Accordingly, operating results may be materially affected by changes in foreign currency rates. The primary foreign currency exposures relate to adverse changes in the U.S. dollar compared to each of the Euro, the British Pound, the Brazilian Real, the Japanese Yen, the Australian Dollar, the Canadian Dollar, the Swiss Franc and the Singapore Dollar, as well as adverse changes in the relationship of the British Pound to the Euro.
The Company’s debt portfolio was approximately 29% variable rate and cash and cash equivalents was 100% variable rate at July 31, 2012. Pension obligations, and attendant pension expense, are recognized on a discounted basis using long-term interest rates. Accordingly, fluctuations in short and long-term interest rates may also materially affect operating results.

The Company is subject to significant regulatory obligations.
The Company’s operations are subject to a broad array of regulatory requirements globally. In particular, a number of its Life Science business units must satisfy domestic and international standards in the medical, biopharmaceuticals and other health sciences areas involving products and technologies which impact human health and safety. To a lesser degree, some of its Industrial operations must meet governmental requirements in terms of contracting, financial accounting standards, product testing and reporting. There are also business operations which produce products regulated by import/export regulations because their actual or potential use is considered sensitive and involves substantial licensing and record-keeping obligations. Lastly, given the Company’s substantial operations and sales abroad, there are risks associated with doing business in foreign countries particularly in connection with governmental sales, notably the risk of non-compliance with U.S., United Kingdom (“U.K.”) or other local anti-corruption regulations. Failure to meet one or more of these various regulatory obligations could have adverse consequences in the event of material non-compliance. Conversely, compliance with these regulatory obligations may require the Company to incur significant expenses.
The Company is subject to a variety of litigation and similar proceedings in the course of its business that could adversely affect its financial statements.

The Company is subject to various litigations and similar proceedings incidental to its business that arise in the ordinary course of its business, including claims for damages arising out of the use of its products and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, environmental matters and personal injury. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert management’s attention, the Company may incur significant expenses in defending these lawsuits and it may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect its financial statements. Moreover, any insurance or indemnification rights that the Company may have may be insufficient or unavailable to protect it against such losses and expenses. In addition, developments in legal proceedings in any given period may require the Company to revise its expectations regarding the outcome of certain matters or adjust the loss contingency estimate that is recorded in its financial statements, which could adversely affect the Company’s results of operations or cash flows in any particular period. It cannot be assured that the Company’s liabilities in connection with litigation and similar proceedings will not exceed estimates or adversely affect the Company’s financial statements or reputation.

The Company’s operations and products are subject to environmental, health and safety laws and regulations, and violations could adversely affect the Company’s operating results.

The Company’s operations and products are subject to environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. The Company must also comply with various health and safety regulations in the U.S. and other jurisdictions with its operations and products. The Company cannot assure that its environmental, health and safety compliance program has been, or will at all times, be effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to the Company’s reputation. In addition, the Company cannot provide assurance that its costs of complying with current or future environmental protection and health and safety laws will not exceed its estimates or adversely affect its financial statements.

The Company may incur costs related to remedial efforts of alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. It may also become subject to additional remedial or compliance costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of its operations and changes in accounting rules. The Company cannot make assurance that its liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed its estimates or adversely affect its financial statements and reputation or that it will not be subject to additional claims for cleanup in the future based on its past, present or future business activities.
Changes in product mix and product pricing may affect the Company’s operating results particularly with systems products and appurtenant hardware & devices (together “Capital Goods”) for the Company’s consumable filtration products, in which the Company experiences significantly longer sales cycles with less predictable revenue and no certainty of future revenue streams from related consumable product offerings and services.
The Company’s business strategy is partially reliant on sales of Capital Goods. Because these are generally sold at lower gross margins than many other products, gross margins could decline if these Capital Goods sales continue to grow as a percentage of total sales and the anticipated future revenue streams from related consumable product offerings and services are not realized.

The Company’s Capital Goods generally also experience significantly longer sales cycles and involve less predictable revenue and uncertainty of future revenue streams from related consumable product offerings and services. In addition, the profitability of the Company’s Capital Goods sales depends substantially on the ability of management to accurately estimate the costs involved in manufacturing and implementing the relevant capital product according to the customer’s specifications. Company estimates can be adversely affected by disruptions in a customer’s plans or operations and unforeseen events, such as manufacturing defects. Failure to accurately estimate the Company’s cost of Capital Goods sales can adversely affect the profitability of those sales, and the Company may not be able to recover lost profits through pricing or other actions.
If the Company experiences a disruption of its information technology systems, or if the Company fails to successfully implement, manage and integrate its information technology systems, it could harm the Company’s business.
The Company’s information technology (“IT”) systems are an integral part of its business. A serious disruption of its IT systems, whether caused by fire, storm, flood, telecommunications failures, physical or software break-ins or viruses, or any other events, could have a material adverse effect on the Company’s business and results of operations. The Company depends on its IT systems to process transactions, prepare its financial reporting and effectively manage and monitor its business. The Company cannot provide assurance that its contingency plans will allow it to operate at its current level of efficiency in the event of a serious IT disruption. The Company cannot reasonably estimate the cost that would be associated with remedial actions that may be needed to repair or replace the IT systems impacted or lost revenues resulting from a serious IT disruption.
In addition, the Company recently migrated certain significant operations to its global enterprise resource planning software system. During the third quarter of fiscal year 2012, the migration caused disruption in our operations and additional unforeseen costs and significant use of Company resources. Additional disruptions can adversely impact the Company’s operating results and business.
Furthermore, the Company’s ability to most effectively implement its business plans in a rapidly evolving market requires effective planning, reporting and analytical processes and systems. The Company is improving and expects that it will need to continue to improve and further integrate its IT systems, reporting systems and operating procedures on an ongoing basis. If the Company fails to do so effectively, it could adversely affect the Company’s ability to achieve its objectives.
Changes in the Company’s effective tax rate may affect financial results.
Fluctuations in the Company’s effective tax rate may affect financial results. The Company’s effective tax rate is subject to fluctuation based on a variety of factors, such as:

•	the geographical mix of income derived from the countries in which it operates;

•	the nature, timing and impact of permanent or temporary changes in tax rates, laws or regulations;

•	the timing and amount of the Company’s repatriation of foreign earnings;

•	the timing and nature of the Company’s resolution of uncertain income tax positions

•	acquisitions and dispositions of businesses; and

•	the Company’s success in managing its effective tax rate through the implementation of global tax and cash management strategies.
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
In so far as acquisitions are completed, there is no assurance of the Company’s ability to complete any such transactions due to a number of risks and uncertainties, including, but not limited to, competition for opportunities, increase in costs and price for acquisition candidates and the ability to obtain any necessary financing. In addition, the Company may experience delays or unexpected difficulties in the integration process which could adversely impact the Company’s business. Moreover, even if the Company is successful in integrating acquired business, it may not achieve the operating efficiencies and synergies or other expected transaction benefits that the Company expects or such benefits may not be achieved within the expected time frame.
The Company is subject to domestic and international competition in all of its global markets.
The Company is subject to competition in all of the global markets in which it operates. The Company’s achievement of its objectives is reliant on its ability to successfully respond to many competitive factors including, but not limited to, pricing, technological innovations, product quality, customer service, manufacturing capabilities and hiring and retention of qualified personnel. The Company’s inability to compete effectively may adversely affect its operating results.
Litigation and regulatory inquiries associated with the restatement of the Company’s prior period financial statements could result in substantial costs, penalties and other adverse effects.
Substantial costs may be incurred to continue to defend and resolve regulatory proceedings and litigation arising out of or relating to matters underlying the Company’s restatement of prior period financial statements as described in its Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). Although the Company has reached a settlement agreement in the securities class action lawsuit concerning the restatement, other related proceedings including investigations by the SEC and the Department of Justice, which have been inactive since fiscal year 2010, and derivative lawsuits seeking relief against certain of the Company’s officers and directors are still ongoing. The ongoing governmental proceedings could result in civil or criminal fines and other non-monetary penalties.
The Company cannot predict whether all possible monetary losses it ultimately experiences in the proceedings will be covered by insurance or whether insurance proceeds recovered will be sufficient to offset such losses. Pending civil, regulatory and criminal proceedings may also divert the efforts and attention of the Company’s management from business operations, particularly if adverse developments are experienced in any such proceedings, such as an expansion of the investigations being conducted by the SEC and the Department of Justice. See Part I – Item 3. – Legal Proceedings, for further discussion of these pending matters. The Company is also subject to the ongoing audits of the Company’s tax returns for some of the periods affected by the restatement.
The Company may be adversely affected by the loss of one or more members of its senior management team or if it is unable to recruit and retain qualified management personnel.
The Company’s business depends, in large part, on the continued efforts of its senior management team. The unplanned loss of key personnel could negatively impact the Company’s ability to manage its business. In addition, if the Company is unable to hire and retain highly qualified individuals, its business and operations may be impaired or disrupted. There is substantial competition for highly qualified individuals and there is no assurance that the Company will be successful in attracting or retaining individuals to fill vacant or newly created positions.
Product defects and unanticipated use or inadequate disclosure with respect to the Company’s products could adversely affect its business, reputation and financial statements.

Manufacturing or design defects (including in products or components that the Company sources from third parties), unanticipated use of, or inadequate disclosure of risks relating to, the use of products that the Company makes and sells may lead to personal injury, death or property damage. These events could lead to recalls or alerts relating to the Company products, result in the removal of a product from the market or result in product liability claims being brought against the Company. Product recalls, removals and liability claims can lead to significant costs, as well as negative publicity and damage to the Company’s reputation that could reduce demand for its products.

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

Location	Owned (Square Footage)	Leased (Square Footage)	Total (Square Footage)
Americas	1,956,000	499,000	2,455,000
Europe	1,754,000	87,000	1,841,000
Asia	122,000	657,000	779,000
Total	3,832,000	1,243,000	5,075,000

ITEM 3. LEGAL PROCEEDINGS.
Certain legal proceedings in which the Company is involved are discussed in Note 14, Contingencies and Commitments, to the accompanying consolidated financial statements, which is incorporated herein by reference.

 ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the New York Stock Exchange under the symbol PLL. The table below sets forth quarterly data relating to the Company’s common stock prices and cash dividends declared per share for the past two fiscal years.

		Price per share
		2012		2011		Cash Dividends Declared Per Share
		High	Low	High	Low	2012	2011
Quarter:	First	$54.08	$39.81	$44.65	$33.72	$0.175	$0.160
	Second	60.75	48.86	55.47	42.40	0.210	0.175
	Third	64.55	56.91	59.50	52.35	0.210	0.175
	Fourth	59.97	49.97	58.83	49.49	0.210	0.175

As of September 21, 2012 there were approximately 2,239 holders of record of the Company’s common stock. Dividends are paid when, as and if declared by the board of directors of the Company.

PERFORMANCE GRAPH

The following graph compares the annual change in the cumulative total return on the Company’s common stock during the Company’s last five fiscal years with the annual change in the cumulative total return of the Standard & Poor’s Composite-500 Index and the Standard & Poor’s Industrial Machinery Index (which includes the Company). The graph assumes an investment of $100 on July 31, 2007 (the last trading day of the Company’s fiscal year 2007) and the reinvestment of all dividends paid during the last five fiscal years.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of the Company’s common stock during the quarter ended July 31, 2012.

	(In thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2012 to May 31, 2012	42	$55.00	42	$450,733
June 1, 2012 to June 30, 2012	1,854	53.43	1,854	351,645
July 1, 2012 to July 31, 2012	385	51.30	385	331,873
Total	2,281	$53.12	2,281

(1)
On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares of the Company's common stock. On September 26, 2011, the board authorized an additional $250,000. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. Total repurchases in fiscal year 2012 were 2,281 shares at an aggregate cost of $121,164, with an average price per share of $53.12. The aggregate cost of repurchases in fiscal years 2011 and 2010 was $149,907 (2,867 shares at an average price per share of $52.29) and $99,999 (2,720 shares at an average price per share of $36.76), respectively. As of July 31, 2012, $331,873 remains to be expended under the current board repurchase authorization. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

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

(In millions, except per share data)	2012		2011	2010	2009	2008
RESULTS FOR THE YEAR:
Net sales	$2,671.7		$2,517.2	$2,185.7	$2,119.6	$2,352.8
Cost of sales	1,291.6		1,232.3	1,064.2	1,094.4	1,221.3
Gross profit	1,380.1		1,284.9	1,121.5	1,025.2	1,131.5
Selling, general and administrative expenses	843.2		790.3	716.6	675.6	724.1
Research and development	82.9		80.5	68.8	64.8	64.6
Restructuring and other charges, net	66.9		26.5	17.7	30.7	31.5
Interest expense, net (a)	20.2		18.9	14.3	28.1	32.6
Loss on extinguishment of debt (a)	—		—	31.5	—	—
Earnings from continuing operations before income taxes	366.9		368.7	272.6	226.0	278.7
Provision for income taxes	86.0		89.5	70.2	62.4	95.0
Net earnings from continuing operations	280.9		279.2	202.4	163.6	183.7
Earnings from discontinued operations, net of income taxes	38.4		36.3	38.8	32.0	33.6
Net earnings	$319.3		$315.5	$241.2	$195.6	$217.3
Earnings per share from continuing operations:
Basic	$2.42		$2.40	$1.72	$1.38	$1.50
Diluted	$2.39		$2.36	$1.70	$1.37	$1.49
Earnings per share from discontinued operations:
Basic	$0.33		$0.31	$0.33	$0.27	$0.27
Diluted	$0.32		$0.31	$0.33	$0.27	$0.27
Earnings per share:
Basic	$2.75		$2.71	$2.05	$1.65	$1.77
Diluted	$2.71		$2.67	$2.03	$1.64	$1.76

Dividends declared per share	$0.805		$0.685	$0.625	$0.565	$0.620

Capital expenditures(c)	$158.9		$160.8	$136.3	$133.0	$123.9
Depreciation & amortization of long-lived assets(c)	$111.1		$98.1	$93.6	$89.4	$93.2

YEAR-END POSITION:
Working capital	$1,000.3	(d)	$1,019.2	$1,065.6	$853.1	$1,085.7	(b)
Property, plant and equipment	751.0	(d)	794.6	706.4	681.7	663.0
Total assets	3,347.9		3,232.4	2,999.2	2,840.8	2,956.7
Long-term debt, net of current portion	490.7		492.0	741.4	577.7	747.1
Total liabilities	1,837.9		1,742.6	1,816.9	1,726.2	1,817.5
Stockholders’ equity	1,510.0		1,489.8	1,182.3	1,114.6	1,139.2

a)	Refer to Note 8, Notes Payable and Long-term Debt, to the accompanying consolidated financial statements.

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

c)	Includes capital expenditures and depreciation & amortization of both continuing and discontinued operations.

d)
The year-end position figures for fiscal year 2012 reflect the impact of classifying certain assets held for sale related to the previously discussed sale of certain assets of the blood product line as current assets, including amounts that had been classified as property, plant and equipment in prior fiscal years.

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
Forward-Looking Statements and Risk Factors
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
Critical Accounting Policies and Estimates
The Company’s accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the accompanying consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, actual results may differ from estimates. The following discussion addresses the Company’s critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results, and that require judgment. See also the notes to the accompanying consolidated financial statements, which contain additional information regarding the Company’s accounting policies.
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
The Company completed its annual goodwill impairment tests as of March 1, 2012 and March 1, 2011. The estimated fair values of both the Life Sciences and Industrial reporting units substantially exceeded the carrying values of these reporting units, and as such, step two was not performed.
When testing for impairment, the Company uses significant estimates and assumptions to estimate the fair values of its reporting units. Fair value of the Company’s reporting units is determined using market multiples (derived from trailing-twelve-month revenue, earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”)), of publicly traded companies with similar operating and investment characteristics as the Company’s reporting units. These various market multiples are applied to the operating performance of the reporting unit being tested to determine a range of fair values for the reporting unit. The fair value of the reporting units for the purposes of the goodwill impairment test is then determined using the average of the fair values derived from the minimum and median market multiples.
The minimum and median market multiples used in the fiscal year 2012 impairment testing ranged from 1.2 to 2.4 times revenue, 6.9 to 12.1 times EBIT and 5.8 to 9.2 times EBITDA. The minimum and median market multiples used in the fiscal year 2011 impairment testing ranged from 1.4 to 2.6 times revenue, 7.0 to 14.8 times EBIT and 6.5 to 10.6 times EBITDA. To further substantiate the reasonableness of the fair value of its reporting units, the Company compares enterprise value (outstanding shares multiplied by the closing market price per share, plus debt, less cash and cash equivalents) to the aggregate fair value of its reporting units.
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
Pension expense associated with the Company’s defined benefit plans was $35,188 in fiscal year 2012, which was based on a weighted average discount rate of 4.94% (calculated using the projected benefit obligation) and a weighted average expected long-term rate of return on plan assets of 6.25% (calculated using the fair value of plan assets).
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. If the expected long-term rate of return on plan assets was reduced by 50 basis points, pension expense in fiscal year 2012 would have increased approximately $2,000.
The objective of the discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. The Company’s methodology for selecting the discount rate for the U.S. plans as of July 31, 2012 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. This is under the premise that cash flows for benefits due in a particular year can be theoretically “settled” by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The discount rate assumption for non-U.S. plans reflects the market rate for high-quality, fixed-income debt instruments. Both discount rate assumptions are based on the expected duration of benefit payments for each of the Company’s pension plans as of the annual measurement date and is subject to change each year. If the weighted average discount rate was reduced by 50 basis points, pension expense in fiscal year 2012 would have increased by approximately $2,900.
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

Market Reorganization
Effective in the second quarter of fiscal year 2012, the Company reorganized its Industrial markets. The Machinery & Equipment submarket (previously part of the Aeropower market) and Energy & Water are now combined and are reported as the Process Technologies market. With the exclusion of Machinery & Equipment from Aeropower, Aerospace is now the stand-alone descriptor for that part of the business. Sales information by market for prior periods has been restated to reflect these changes. All discussions and amounts reported in this filing are based on the reorganized structure.
Discontinued Operations
On April 28, 2012, the Company entered into an asset purchase agreement (“APA”) to sell certain assets of its blood collection, filtration and processing product line (the “Product Line”) to Haemonetics Corporation (“Haemonetics”) for approximately $550,000. The transaction involved the transfer of manufacturing facilities and equipment in Covina, California; Tijuana, Mexico; Ascoli, Italy and a portion of the Company’s operations in Fajardo, Puerto Rico. The sale closed on August 1, 2012, and approximately 1,400 employees transitioned to Haemonetics at that time. In addition to the manufacturing facilities and related equipment, the Company transferred Product Line related inventory and intangible assets. Haemonetics also assumed certain employee related liabilities.
Separate from these manufacturing facilities, the Company also agreed to transfer related blood media manufacturing capabilities and assets to Haemonetics. The transfer of the related media manufacturing lines is expected to be completed by calendar year 2016. Until that time, the Company will provide these media products under a supply agreement. Under the terms of the APA, approximately $535,000 was paid upon closing, with the balance of the purchase price payable upon the Company’s delivery of the aforementioned blood media manufacturing capability and related assets. Final determination of cash proceeds, gain on sale and tax impact are subject to working capital and certain other adjustments and final allocation of proceeds by jurisdiction.
The Product Line, which was a component of the Company’s Life Sciences segment, met the criteria for discontinued operations and held for sale presentation during the third quarter of fiscal year 2012. As such, it has been reported as a discontinued operation in the Company’s consolidated financial statements. The Company did not allocate any portion of the Company’s interest expense to discontinued operations. Furthermore, Life Sciences and Industrial segment profit have been restated to reflect a change in the allocation of certain shared expenses on a continuing operations basis.
Results of Operations 2012 Compared with 2011
Review of Consolidated Results from Continuing Operations
Sales in fiscal year 2012 increased 6.1% to $2.7 billion from $2.5 billion in fiscal year 2011. Exchange rates used to translate foreign subsidiary results into U.S. Dollars reduced reported sales by $26,718 primarily related to the strengthening of the U.S. Dollar against the Euro, partly offset by the weakening of the U.S. Dollar against the the Japanese Yen (“JPY”) and the Chinese Renminbi. In local currency, sales increased 7.2%.
Life Sciences segment sales increased 7.3% (in local currency), while Industrial segment sales grew 7.1% (in local currency). For a detailed discussion of sales by segment, refer to the section “Review of Operating Segments Results From Continuing Operations” below.
Consumable filtration products sales (including appurtenant hardware) increased 6.2% (in local currency) reflecting growth of 7.0% in Life Sciences and 5.5% in Industrial. Increased pricing contributed $17,733, or about 80 basis points, to consumables sales growth in the year, reflecting increases in both segments.
Systems sales increased 13.4% (in local currency) reflecting growth of 10.5% in Life Sciences and 14.8% in Industrial. Systems sales represented 14.2% of total sales in fiscal year 2012 compared to 13.6% in fiscal year 2011.
Sales in emerging markets grew approximately 18% in fiscal year 2012, and represented approximately 20% of total sales. Emerging markets are defined as high growth and/or developing areas of the world in which the Company has focused growth resources. In the Americas, emerging markets include Latin America, primarily the countries of Brazil, Argentina and Mexico. In Europe, emerging markets include Eastern European countries, primarily Russia, Turkey and Poland, as well as various countries in the Middle East and Africa. In Asia, emerging markets primarily include the countries of China, India, Philippines, Indonesia and Vietnam.

Gross margin in fiscal year 2012 increased 70 basis points to 51.7% from 51.0% in fiscal year 2011. This reflects an increase in gross margin in the Life Sciences and Industrial segments of 130 basis points and 10 basis points, respectively. For a detailed discussion of the factors impacting gross margin by segment, refer to the section “Review of Operating Segments Results From Continuing Operations” below.
The Company has risks to gross margin from the fluctuation of the costs of products that are sourced in a currency different than the currency they are sold in (transactional impact). With the Company’s current manufacturing footprint, a significant portion of products purchased by the Company in the Eurozone are sourced outside of the Eurozone. Sales in the Eurozone are approximately 25% of total Company sales. About 70% of the cost of goods on those sales are denominated in British Pounds or U.S. Dollars.The Company currently estimates that the transactional impact of a 5% fluctuation in the U.S. Dollar or the British Pound relationship to the Euro would impact the Company’s consolidated gross margin by a range of approximately 40-60 basis points on an annualized basis. On average, in fiscal year 2012, the Euro was 1.32 against the U.S. Dollar and was 0.84 against the British Pound, which was a 5% and 4% depreciation, respectively, compared to the average rates in fiscal year 2011. The average Euro rate in the first half of fiscal year 2012 was stronger when compared to the first half of fiscal year 2011; however, this was more than offset by a weakening of the Euro in the second half of fiscal year 2012 when compared to the second half of fiscal year 2011.
Selling, general and administrative (“SG&A”) expenses in fiscal year 2012 increased by $52,942, or 6.7% (approximately $62,000, or 8%, in local currency). These increases are reflected in both segments and in the Corporate Services Group. Selling expenses increased about 2%, while General and administrative (“G&A”) expenses increased approximately 13%. In addition to inflationary increases in payroll and related costs affecting both selling and G&A expenses, the overall increase in SG&A (in local currency) year over year primarily reflects:

•	project related costs in information technology, including incremental costs incurred as the Company concluded the last significant phase of its global ERP system implementation,

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
These increases were partly offset by savings realized from the Company’s cost reduction programs.
As a percentage of sales, SG&A expenses were 31.6% compared to 31.4% in fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales were as follows:

•	selling expenses were 17.3% compared to 18.0% in fiscal year 2011, and

•	G&A expenses were 14.2% compared to 13.4% in fiscal year 2011.
For a discussion of SG&A by business, refer to the section “Review of Operating Segments Results From Continuing Operations” below.
Research and development (“R&D”) expenses were $82,932 in fiscal year 2012 compared to $80,506 in fiscal year 2011, an increase of $2,426, or 3.0% (approximately $3,000, or 4% in local currency). The increase in R&D expenses in local currency reflects increased spending in the Life Sciences segment partly offset by a decline in the Industrial segment. As a percentage of sales, R&D expenses were 3.1% compared to 3.2% in fiscal year 2011. For a discussion of R&D expenses by business, refer to the section “Review of Operating Segments Results From Continuing Operations” below.
In fiscal year 2012, the Company recorded restructuring and other charges (“ROTC”) of $66,858 primarily comprised of severance, professional fees and other costs related to the Company’s structural cost improvement initiatives, as well as charges related to certain employment contract obligations. Such costs were partly offset by the gain on sale of assets. The Company is targeting to achieve $100 million in structural cost improvements over the next three fiscal years, and expects to accomplish approximately 50% of this in fiscal year 2013. The cash outflow related to the costs to implement the structural cost improvements are estimated to be approximately $30-$40 million in fiscal year 2013.
In fiscal year 2011, the Company recorded ROTC of $26,505 primarily comprised of severance, professional fees and other costs related to the Company’s cost reduction initiatives. Furthermore, ROTC includes costs related to certain employment contract obligations and an increase to previously established environmental reserves. These costs were partly offset by the receipt of insurance claim payments. The severance costs recorded in fiscal year 2011 relate to the closure of a manufacturing facility.

The details of ROTC for the years ended July 31, 2012 and July 31, 2011 as well as the activity related to restructuring liabilities that were recorded in those years can be found in Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.
Earnings before interest and income taxes (“EBIT”) were $387,087 in fiscal year 2012, essentially flat compared to $387,622 in fiscal year 2011. The year over year comparison of EBIT was negatively impacted by the increase in ROTC as discussed above. The impact of foreign currency translation had an immaterial impact on EBIT in fiscal year 2012. As a percentage of sales, EBIT were 14.5% compared to 15.4% in fiscal year 2011.
Net interest expense in fiscal year 2012 was $20,177 compared to $18,903 in fiscal year 2011. Net interest expense in fiscal year 2012 reflects the reversal of $4,435 of accrued interest primarily related to the resolution of U.S. tax audits. Net interest expense in fiscal year 2011 reflects the net reversal of $6,184 of accrued interest primarily related to the resolution of U.S. tax audits, partially offset by an interest accrual related to foreign tax matters. Excluding these items, net interest expense decreased $475 compared to fiscal year 2011.
The Company’s effective tax rate for fiscal years 2012 and 2011 was 23.4% and 24.3%, respectively. The effective tax rate for fiscal year 2011 reflects a tax benefit from the resolution of a U.S. tax audit partly offset by tax costs associated with the repatriation of foreign earnings and the establishment of the Company’s Asian headquarters in Singapore. Excluding these impacts, as well as the impacts of ROTC and interest discussed above, the effective tax rate for fiscal years 2012 and 2011 would have been 23.2% and 26.5%, respectively. This decrease reflects tax benefits associated with the Company’s Asian headquarters in Singapore and the expansion of the Company’s European headquarters in Switzerland.
Net earnings from continuing operations in fiscal year 2012 were $280,947, or $2.39 per share, compared with net earnings from continuing operations of $279,197, or $2.36 per share in fiscal year 2011. Company management estimates that foreign currency translation had an immaterial impact on earnings per share in fiscal year 2012.
Review of Operating Segments Results From Continuing Operations
The following table presents sales and segment profit by business segment, reconciled to earnings before income taxes, for the fiscal years ended July 31, 2012 and July 31, 2011.

	2012	% Margin	2011	% Margin	% Change
SALES:
Life Sciences	$1,253,594		$1,184,142		5.9
Industrial	1,418,062		1,333,053		6.4
Total	$2,671,656		$2,517,195		6.1
SEGMENT PROFIT:
Life Sciences	$319,312	25.5	$292,503	24.7	9.2
Industrial	198,747	14.0	182,749	13.7	8.8
Total segment profit	518,059	19.4	475,252	18.9	9.0
Corporate Services Group	64,114		61,125		4.9
Operating Profit	453,945	17.0	414,127	16.5	9.6
ROTC, net	66,858		26,505
Interest expense, net	20,177		18,903
Earnings before income taxes	$366,910		$368,719

Life Sciences:
Presented below are Summary Statements of Segment Profit for the Life Sciences segment for the fiscal years ended July 31, 2012 and July 31, 2011:

	2012	% of Sales	2011	% of Sales	% Change
Sales	$1,253,594		$1,184,142		5.9
Cost of sales	523,902	41.8	509,950	43.1	2.7
Gross margin	729,692	58.2	674,192	56.9	8.2
SG&A	357,722	28.5	332,635	28.1	7.5
R&D	52,658	4.2	49,054	4.1	7.3
Segment profit	$319,312	25.5	$292,503	24.7	9.2
The tables below present sales by market and region within the Life Sciences segment for the fiscal years ended July 31, 2012 and July 31, 2011, including the effect of exchange rates for comparative purposes.

	2012	2011	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
BioPharmaceuticals	$816,920	$738,010	10.7	$(9,656)	12.0
Food & Beverage	241,514	245,585	(1.7)	(4,800)	0.3
Medical	195,160	200,547	(2.7)	(2,806)	(1.3)
Total Life Sciences	$1,253,594	$1,184,142	5.9	$(17,262)	7.3
By Region
Americas	$384,757	$345,273	11.4	$(2,439)	12.1
Europe	606,397	605,539	0.1	(18,725)	3.2
Asia	262,440	233,330	12.5	3,902	10.8
Total Life Sciences	$1,253,594	$1,184,142	5.9	$(17,262)	7.3
Life Sciences segment sales increased 7.3% in fiscal year 2012 compared to fiscal year 2011. The increase in sales reflects growth in consumables and systems sales of 7.0% and 10.5%, respectively. Sales in emerging markets grew approximately 17% while sales in mature markets grew about 5%.
Increased pricing (in the BioPharmaceuticals and Food & Beverage markets) contributed $9,655, or 0.9%, to consumables sales growth thus, the volume increase related to consumables sales was 6.1%.
Systems sales represented 9.7% of total Life Sciences sales compared to 9.4% in fiscal year 2011. Life Sciences sales represented approximately 47% of total Company sales, on par with fiscal year 2011.
Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory), and represented about 65% of total Life Sciences sales, increased 12.0%. The sales results by submarket are discussed below:

•
Sales in the Pharmaceuticals submarket, which represented about 55% of total Life Sciences sales, increased 13.7% driven by strong growth in all three regions. Consumables sales increased 14.0%, while systems sales grew 10.9%. Continued strength in the biotech sector was a key growth driver in the year. The acquisition of ForteBio contributed approximately $13 million (primarily in the Americas), or 2.2% to total Pharmaceuticals consumables sales growth in the year.

•
Sales in the Laboratory submarket, which represented approximately 10% of total Life Sciences sales, increased 2.1%. The year over year comparison reflects strong growth in Asia, driven by emerging markets, particularly China and India. Sales in the Americas were up slightly. These increases were partly offset by a decline in Europe.

Sales in the Food & Beverage market, which represented about 20% of total Life Sciences sales, increased 0.3% compared to fiscal year 2011. Excluding the impact of the divestiture of a non-core asset group in Italy in the first quarter of fiscal year 2012, total Food & Beverage sales grew about 6%, while consumables increased about 4%. All regions contributed to the consumables growth in the year. Systems sales grew 10.0%. The growth in consumables and systems sales was driven by new markets applications and products augmented by growth in emerging markets.

Sales in the Medical market, which is comprised of patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, represented about 15% of total Life Sciences sales. Sales decreased 1.3% compared to fiscal year 2011.

•
OEM sales, which represented less than 10% of total Life Sciences sales, increased 2.0%. The underlying marketplace is strong, however, specific customer inventory reductions have hampered growth in this market.

•
Sales to Hospitals, which represented less than 10% of total Life Sciences sales, were down 2.2%. The decrease in sales reflects the impact of weak economic conditions in Europe and fewer infection outbreaks, resulting in reduced spending by hospitals, as well as pricing competition, particularly in Latin America.

Life Sciences gross margin in fiscal year 2012 increased 130 basis points to 58.2% from 56.9% in fiscal year 2011. The improvement in gross margin reflects the following:

•	favorable pricing and the benefit of sales channel changes from distributor to direct sales which increased gross margins by approximately 70-90 basis points, and

•	favorable mix driven by growth in Pharmaceuticals consumables sales which increased gross margins by approximately 40-60 basis points.
SG&A expenses in fiscal year 2012, increased by $25,087, or 7.5% (an increase of approximately $31,000, or 9% in local currency) compared to fiscal year 2011. Selling expenses increased approximately 3%, while G&A expenses increased approximately 15%. In addition to inflation in payroll and related costs that impacted both selling and G&A expenses, the increase in SG&A (in local currency) principally reflects increased spending related to regional expansion in emerging markets (impacting selling and G&A expenses), including the acquisition of a distributor in Brazil, incremental costs related to the acquisition of ForteBio (selling and G&A) and information technology related costs as discussed in the Review of Consolidated Results from Continuing Operations above. These increases were partly mitigated by savings generated from the Company’s cost reduction programs. SG&A as a percentage of sales increased to 28.5% from 28.1% in fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales were as follows:

•	selling expenses were 17.5% compared to 17.9% in fiscal year 2011, and

•	G&A expenses were 11.0% compared to 10.1% in fiscal year 2011.
R&D expenses in fiscal year 2012 were $52,658, an increase of $3,604, or 7.3% (approximately $4,300, or 9% in local currency). As a percentage of sales, R&D expenses were 4.2% compared to 4.1% in fiscal year 2011.
Segment profit was $319,312, an increase of $26,809, or 9.2% (approximately $28,000, or 10% in local currency) compared to fiscal year 2011. Segment profit margin was 25.5% compared to 24.7% in fiscal year 2011.
Industrial:
Presented below are summary Statements of Segment Profit for the Industrial segment for the fiscal years ended July 31, 2012 and July 31, 2011:

	2012	% of Sales	2011	% of Sales	% Change
Sales	$1,418,062		$1,333,053		6.4
Cost of sales	767,656	54.1	722,333	54.2	6.3
Gross margin	650,406	45.9	610,720	45.8	6.5
SG&A	421,385	29.7	396,519	29.7	6.3
R&D	30,274	2.1	31,452	2.4	(3.7)
Segment profit	$198,747	14.0	$182,749	13.7	8.8

The tables below present sales by market and region within the Industrial segment for the fiscal years ended July 31, 2012 and July 31, 2011, including the effect of exchange rates for comparative purposes.

	2012	2011	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
Process Technologies	$875,249	$804,594	8.8	$(11,676)	10.2
Aerospace	230,967	207,685	11.2	(2,085)	12.2
Microelectronics	311,846	320,774	(2.8)	4,305	(4.1)
Total Industrial	$1,418,062	$1,333,053	6.4	$(9,456)	7.1
By Region
Americas	$455,227	$434,490	4.8	$(2,998)	5.5
Europe	416,555	389,982	6.8	(17,221)	11.2
Asia	546,280	508,581	7.4	10,763	5.3
Total Industrial	$1,418,062	$1,333,053	6.4	$(9,456)	7.1
Industrial segment sales increased 7.1% reflecting growth in the Process Technologies and Aerospace markets, partly offset by a decline in the Microelectronics market. The increase in sales reflects growth in consumables (including appurtenant hardware) and systems sales of 5.5% and 14.8%, respectively. Sales in emerging markets increased about 19%, while sales in mature markets grew about 4%.
Increased pricing contributed $8,078, or 0.7% to consumables sales growth thus the volume increase related to consumables sales was 4.8%.
Systems sales represented 18.2% of total Industrial sales compared to 17.3% in fiscal year 2011. Industrial sales represented approximately 53% of total Company sales, on par with fiscal year 2011.
Sales in the Process Technologies market, which is comprised of four submarkets, Fuels & Chemicals, Municipal Water, Power Generation and Machinery & Equipment, (representing about 60% of total Industrial sales), increased 10.2%. The sales results by submarket are discussed below:

•
Sales in the Fuels & Chemicals submarket, which represented approximately 25% of total Industrial sales, increased 18.7%, reflecting strong growth in all regions. Consumables sales increased 5.6%. Systems sales grew 59.2% as customers continued to invest to increase output. Robust growth in the oil & gas, refining and alternative energy sectors were key growth drivers in the year. The bulk of the investment in oil and gas reflected expansion plans in Brazil, Eastern Europe and the Middle East.

•
Sales in the Machinery & Equipment submarket, which represented approximately 20% of total Industrial sales, increased 8.5%, driven by growth in all three regions. The increase in Machinery & Equipment sales reflects growth in the mining, automotive in-plant and mobile OEM sectors. Growth in Asia was achieved despite a slowdown in the steel market in China and the ripple effect it had in the region. Growth in emerging markets was also a key contributor to the sales increase in all regions.

•
Sales in the Power Generation submarket, which represented close to 10% of total Industrial sales, increased 4.9% as double digit growth in Europe and low single-digit growth in Asia (the Company’s largest Power Generation region) was partly offset by a decline in the Americas. The growth in Europe reflected increased activity in the nuclear energy sector and recovery in the turbine OEM sector. The sales result in Asia was hampered by a decrease in demand from wind turbine OEMs in China and a reduction in Nuclear spend in Japan and China.The decline in the Americas reflects lumpiness in systems sales, as last year had particularly strong sales to OEM’s which did not repeat this year.

•
Municipal Water submarket sales, which represented less than 10% of total Industrial sales, decreased 1.8%. Sales in the Americas (the Company’s largest Municipal Water region) were down 13.8% reflecting the timing of large projects, although there have been signs of softening in this market in the U.S. Sales in Europe decreased 17.2% reflecting a reduction in capital spending due to economic conditions in the region. In Asia, sales more than doubled, the majority of which was driven by wastewater projects in Australia spurred by environmental discharge regulations.

The Aerospace market is comprised of sales of air, water, lubrication, fuel and hydraulic protection products to end-user customers in Military and Commercial Aerospace. Sales in the Aerospace market, which represented about 15% of total Industrial sales, increased 12.2%. The sales results by submarket are discussed below:

•	Sales to the Military Aerospace submarket, which represented close to 10% of total Industrial sales, increased 19.8%, reflecting double-digit growth in each of the three regions.

•
Sales to the Commercial Aerospace submarket, which represented less than 10% of total Industrial sales, increased 4.1%. The growth in Commercial Aerospace sales was primarily driven by the Americas, reflecting increases in OEM production rates and aftermarket sales related to an increase in passenger miles flown.

Microelectronics sales, which represented about 20% of total Industrial sales, decreased 4.1%, reflecting a decline in semiconductor chip production. Furthermore, the display sector continued to be weak due to overcapacity and the data storage sector struggled due to weak PC sales. Sales in all three regions were down. The biggest impact came from Asia, the Company’s largest Microelectronics region, where sales were down 5.6%.
Industrial gross margin increased to 45.9% from 45.8% in fiscal year 2011. The gross margin increase of 10 basis points year over year was primarily driven by improved pricing. Manufacturing cost savings were offset by inflation and unfavorable overhead absorption.
SG&A expenses increased by $24,866, or 6.3% (an increase of approximately $28,000, or 7% in local currency) compared to fiscal year 2011. Selling expenses increased about 1%, while G&A expenses were up 14%. In addition to inflation in payroll and related costs, the increase in SG&A (in local currency) principally reflects increased spending related to regional expansion in emerging markets (impacting selling and G&A expenses), including the acquisition in Brazil, and information technology related costs as discussed in the “Review of Consolidated Results from Continuing Operations” above, as well as costs related to bringing Industrial into the European and Asian hubs. These increases were partly mitigated by savings generated from the Company’s cost reduction programs.
SG&A expenses as a percentage of sales were 29.7% in fiscal year 2012, on par with fiscal year 2011. The selling and G&A expense components of SG&A as a percentage of sales were as follows:

•	selling expenses were 17.0% compared to 17.9% in fiscal year 2011, and

•	G&A expenses were 12.7% compared to 11.9% in fiscal year 2011.
R&D expenses were $30,274, a decrease of $1,178, or 3.7% (approximately $1,200, or 4% in local currency). As a percentage of sales, R&D expenses were 2.1% compared to 2.4% in fiscal year 2011.
Segment profit dollars were $198,747, an increase of $15,998, or 8.8% (approximately $14,600, or 8% in local currency). Segment profit margin increased to 14.0% from 13.7% last year.
Corporate Services Group:
Corporate Services Group expenses were $64,114 compared to $61,125 in fiscal year 2011, an increase of $2,989 or 4.9% ($3,071 or 5.0% in local currency). The increase in Corporate Services Group expenses primarily reflects an increase in payroll and related costs and costs associated with the executive management transition.
Review of Results from Discontinued Operations
Sales from discontinued operations in fiscal year 2012 were $230,826, an increase of 3.2% from $223,721 in fiscal year 2011. The impact of fluctuations in exchange rates used to translate foreign subsidiary results into U.S. Dollars decreased reported sales by $1,655 in fiscal year 2012. In local currency, sales increased 3.9%.
Net earnings from discontinued operations were $38,362, or 32 cents per share, compared with net earnings from discontinued operations of $36,299, or 31 cents per share in fiscal year 2011. Company management estimates that foreign currency translation had an immaterial impact to earnings per share from discontinued operations in fiscal year 2012.

Results of Operations 2011 Compared with 2010
Review of Consolidated Results from Continuing Operations
Sales in fiscal year 2011 increased 15.2% to $2.5 billion from $2.2 billion in fiscal year 2010. Exchange rates used to translate foreign subsidiary results into U.S. Dollars increased reported sales by $73,309, primarily due to the weakening of the U.S. Dollar against various Asian currencies (the JPY, Australian Dollar, Chinese Renminbi and Singapore Dollar) and European currencies (the Swiss Franc, Euro and British Pound). In local currency, sales increased 11.8%.
Life Sciences segment sales increased 12.9% (in local currency), while Industrial segment sales increased 10.9% (in local currency). For a detailed discussion of sales, refer to the section “Review of Operating Segments Results From Continuing Operations” below.
Consumable filtration products sales (including appurtenant hardware) increased 10.4% (in local currency) reflecting growth of 11.7% in Life Sciences and over 9% in Industrial. Increased pricing contributed $15,975, or about 80 basis points, to consumables sales growth in the year, primarily attributable to an improvement in the Life Sciences segment.
Systems sales increased 21.7% (in local currency) reflecting double-digit growth in both Life Sciences and Industrial. Systems sales represented 13.6% of total sales in fiscal year 2011 compared to 12.4% in fiscal year 2010.
Gross margin in fiscal year 2011 decreased to 51.0% from 51.3% in fiscal year 2010. This reflects a decrease in gross margin in the Life Sciences and Industrial segments of 30 basis points and 40 basis points, respectively. For a detailed discussion of the factors impacting gross margin by segment, refer to the section “Review of Operating Segments” below.
SG&A expenses in fiscal year 2011 increased by $73,625, or 10.3% (an increase of approximately $54,400, or 8%, in local currency). This increase is reflected in both segments and the Corporate Services Group. Selling expenses increased approximately 14%, while G&A expenses increased 6%. In addition to inflationary increases in payroll and related costs affecting both selling and G&A expenses, the overall increase in SG&A primarily reflects:

•	increased spending on sales and marketing in three key areas:

◦
geographic expansion in Latin America, Middle East and Asia, principally impacting Industrial and to a lesser extent, Life Sciences, and costs incurred for changes in sales channels from distribution to direct sales, primarily impacting Life Sciences,

◦	variable compensation costs reflecting increases in commissionable systems sales and the strength of each segment’s performance, and

◦	marketing and advertising costs, impacting both segments.

•	investments in information technology, impacting both segments,

•	costs related to the establishment of the European headquarters in Switzerland, impacting both Life Sciences and Industrial, and the Asian headquarters in Singapore, primarily impacting Industrial,

•	incremental costs related to a biotechnology company that was acquired late in the second quarter of fiscal year 2010, and

•	performance related compensation costs as well as certain governance related costs, impacting the Corporate Services Group.
As a percentage of sales, SG&A expenses were 31.4% compared to 32.8% in fiscal year 2010. The selling and G&A expense components of SG&A as a percentage of sales were as follows:

•	selling expenses were 18.0% compared to 18.3% in fiscal year 2010, and

•	G&A expenses were 13.4% compared to 14.5% in fiscal year 2010.
For a detailed discussion of SG&A by business, refer to the section “Review of Operating Segments Results From Continuing Operations” below.

R&D expenses were $80,506 in fiscal year 2011 compared to $68,796 in fiscal year 2010, an increase of $11,710, or 17.0% (approximately $11,200, or 16% in local currency). The increase in R&D expenses reflects increased spending in both segments. As a percentage of sales, R&D expenses were 3.2% compared to 3.1% in fiscal year 2010. For a detailed discussion of R&D by business, refer to the section “Review of Operating Segments Results From Continuing Operations” below.
In fiscal year 2011, the Company recorded ROTC of $26,505 primarily comprised of severance, professional fees and other costs related to the Company’s cost reduction initiatives. Furthermore, ROTC includes costs related to certain employment contract obligations and an increase to previously established environmental reserves. These costs were partly offset by the receipt of insurance claim payments. The severance costs recorded in fiscal year 2011 relate to the closure of a manufacturing facility.
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
EBIT were $387,622 in fiscal year 2011, an increase of 21.7% compared to $318,432 in fiscal year 2010. The impact of foreign currency translation increased EBIT by approximately $22,000, or 7% in fiscal year 2011. As a percentage of sales, EBIT were 15.4% compared to 14.6% in fiscal year 2010.
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
The Company’s effective tax rate for fiscal years 2011 and 2010 was 24.3% and 25.7%, respectively. The effective tax rate for fiscal year 2011 reflects a tax benefit from the resolution of a U.S. tax audit partly offset by tax costs associated with the repatriation of foreign earnings and the establishment of the Company’s Asian headquarters in Singapore. The effective tax rate for fiscal year 2010 reflects tax benefits from the resolution of foreign tax audits and expiring foreign statutes of limitation for assessment related to uncertain tax positions partly offset by a tax charge primarily related to tax costs associated with the establishment of the Company’s European headquarters. Excluding these items, the impacts of ROTC discussed above and debt extinguishment costs in fiscal year 2010, the effective tax rate for fiscal year 2011 and 2010 would have been 26.5% and 31.3%, respectively. This decrease reflects tax benefits associated with the establishment of the Company’s European headquarters.
In May 2011, the Internal Revenue Service (“IRS”) concluded its audits of fiscal years 1999 through 2005, including the matter previously disclosed for those years in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K. In closing the audit, the IRS did not assess any penalties. As a result, the Company reversed $22,829 of previously recorded liabilities related to tax and penalties that were accrued but not assessed. Additionally, the Company will not make any further cash payments to the IRS or receive any refunds with respect to these matters.
Net earnings from continuing operations in fiscal year 2011 were $279,197, or $2.36 per share, compared with net earnings from continuing operations of $202,453, or $1.70 per share in fiscal year 2010. Company management estimates that foreign currency translation increased earnings per share by 13 cents in fiscal year 2011.

Review of Operating Segments Results From Continuing Operations
The following table presents sales and segment profit by business segment, reconciled to earnings before income taxes, for the fiscal years ended July 31, 2011 and July 31, 2010.

	2011	% Margin	2010	% Margin	% Change
SALES:
Life Sciences	$1,184,142		$1,021,582		15.9
Industrial	1,333,053		1,164,097		14.5
Total	$2,517,195		$2,185,679		15.2
SEGMENT PROFIT:
Life Sciences	$292,503	24.7	$234,130	22.9	24.9
Industrial	182,749	13.7	155,377	13.3	17.6
Total segment profit	475,252	18.9	389,507	17.8	22.0
Corporate Services Group	61,125		53,411		14.4
Operating Profit	414,127	16.5	336,096	15.4	23.2
ROTC, net	26,505		17,664
Interest expense, net	18,903		14,324
Loss on extinguishment of debt	—		31,513
Earnings before income taxes	$368,719		$272,595
Life Sciences:
Presented below are Summary Statements of Segment Profit for the Life Sciences segment for the fiscal years ended July 31, 2011 and July 31, 2010:

	2011	% of Sales	2010	% of Sales	% Change
Sales	$1,184,142		$1,021,582		15.9
Cost of sales	509,950	43.1	437,287	42.8	16.6
Gross margin	674,192	56.9	584,295	57.2	15.4
SG&A	332,635	28.1	308,292	30.2	7.9
R&D	49,054	4.1	41,873	4.1	17.1
Segment profit	$292,503	24.7	$234,130	22.9	24.9
The tables below present sales by market and region within the Life Sciences segment for the fiscal years ended July 31, 2011 and July 31, 2010, including the effect of exchange rates for comparative purposes.

	2011	2010	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
BioPharmaceuticals	$738,010	$620,279	19.0	$20,688	15.6
Food & Beverage	245,585	218,049	12.6	6,556	9.6
Medical	200,547	183,254	9.4	3,910	7.3
Total Life Sciences	$1,184,142	$1,021,582	15.9	$31,154	12.9
By Region
Americas	$345,273	$296,312	16.5	$990	16.2
Europe	605,539	539,000	12.3	13,243	9.9
Asia	233,330	186,270	25.3	16,921	16.2
Total Life Sciences	$1,184,142	$1,021,582	15.9	$31,154	12.9

Life Sciences segment sales increased 12.9% in fiscal year 2011 compared to fiscal year 2010. The increase in sales reflects growth in consumables and systems sales of 11.7% and 26.0%, respectively.
Increased pricing (primarily in the BioPharmaceuticals market) contributed $12,833, or about 1.4%, to consumables sales growth in the year and the volume-related consumables sales increase was about 10.3%. Systems sales represented 9.4% of total Life Sciences sales in fiscal year 2011 compared to 8.4% in fiscal year 2010. Life Sciences sales represented approximately 47% of total Company sales, on par with fiscal year 2010.
Sales in the BioPharmaceuticals market, which represented about 60% of total Life Sciences sales, increased 15.6%. The sales results by submarket are discussed below:

•
Sales in the Pharmaceuticals submarket, which represented about 55% of total Life Sciences sales, increased 16.3% compared to fiscal year 2010. Consumables sales increased 15.2%, while systems sales grew 27.4%. All three regions reported double-digit sales growth compared to fiscal year 2010. The sales results in all regions reflect overall growth in the marketplace as pharmaceuticals manufacturers introduce new drugs and increase production levels. The biologicals drug market was strong, particularly in the biotech, vaccine and plasma sectors. Increased demand for the Company’s single-use products also contributed to the growth in the year. In addition to the above factors, the Americas also benefited from a change in route to market from distributor sales to direct. The sales results in Asia also reflects growth in emerging markets (China and India) and strong sales growth in Korea, Singapore (as customer factories built in the last two years ramp up production) and Japan. Sales growth in Asia was also favorably impacted, as drug producers in China move towards adopting Federal Drug Administration manufacturing standards to facilitate exporting their products to the U.S. and Europe.

•
Sales in the Laboratory submarket, which represented about 10% of Life Sciences sales, grew 12.2%, with all regions contributing. The growth in this submarket was driven by increased end-user demand fueled by underlying growth in the pharmaceutical marketplace. Emerging markets in Asia, particularly China and India, also contributed to the growth year over year.

Sales in the Food & Beverage market, which represented about 20% of total Life Sciences sales, increased 9.6% reflecting growth in all three regions. Consumables sales increased 6.1%, while systems sales increased 24.3%. The overall sales increase in the year was primarily driven by improved market conditions, new market applications and products in food contact compliance and beer stabilization as well as growth in emerging markets in Asia (primarily China and India) as well as in various countries in Eastern Europe.
Sales in the Medical market, which represented about 15% of total Life Sciences sales, increased 7.3% compared to fiscal year 2010.

•
OEM sales, which represented less than 10% of total Life Sciences sales, grew 10.0% primarily driven by increased intravenous filter (“IV”) sales in the Americas and Europe. Regulatory requirements in the U.S. are driving an increase IV sales in the Americas, while growth in Europe primarily reflects increased sales in U.K., Germany and France fueled by increased end-user demand.

•
Sales to Hospitals, which represented less than 10% of total Life Sciences sales, increased 5.2%, with all regions contributing. The growth year over year primarily reflects an increase in Pall-Aquasafe™ water filter sales in the Americas and Europe. The growth in Europe principally reflects a large one-time sale to a hospital partly offset by the impact of competitive pricing pressure in the region.

Life Sciences gross margin in fiscal year 2011 decreased 30 basis points to 56.9% from 57.2% in fiscal year 2010. The decrease in gross margin in the year reflects the following factors:

•
unfavorable absorption of manufacturing overhead as inventory levels were adjusted and certain inventory-related charges, partly offset by cost savings and the benefit of exchange rates on foreign currency denominated sourced goods primarily in the Eurozone, that in the aggregate decreased gross margin by an estimated 50-70 basis points, and

•	favorable pricing, which increased gross margin by an estimated 20-40 basis points.
SG&A expenses in fiscal year 2011, increased by $24,343, or 7.9% (approximately $16,300, or 5% in local currency) compared to fiscal year 2010. Selling expenses increased close to 13%, while G&A expenses were up slightly. In addition to inflation in payroll costs that impacted both selling and G&A expenses, the increase in SG&A principally reflects increased spending on sales and marketing, investments in information technology, costs related to the establishment of the European headquarters and incremental costs related to a biotechnology company acquired in fiscal year 2010, as discussed in the Review of Consolidated Results from Continuing Operations above. SG&A as a percentage of sales decreased to 28.1% from 30.2% in fiscal year 2010.

The selling and G&A expense components of SG&A as a percentage of sales were as follows:

•	selling expenses were 17.9% compared to 18.5% in fiscal year 2010, and

•	G&A expenses were 10.1% compared to 11.7% in fiscal year 2010.
R&D expenses in fiscal year 2011 were $49,054 compared to $41,873 in fiscal year 2010, an increase of $7,181, or 17.1% (approximately $6,800, or 16% in local currency). The increase in R&D expenses reflects increased headcount as well as expenses to support projects in the BioPharmaceuticals market. As a percentage of sales, R&D expenses were 4.1%, on par with fiscal year 2010.
Segment profit dollars were $292,503, an increase of $58,373, or 24.9% (approximately $45,700, or 20% in local currency) compared to fiscal year 2010. Segment margin improved to 24.7% from 22.9% in fiscal year 2010.
Industrial:
Presented below are summary Statements of Segment Profit for the Industrial segment for the fiscal years ended July 31, 2011 and July 31, 2010:

	2011	% of Sales	2010	% of Sales	% Change
Sales	$1,333,053		$1,164,097		14.5
Cost of sales	722,333	54.2	626,846	53.8	15.2
Gross margin	610,720	45.8	537,251	46.2	13.7
SG&A	396,519	29.7	354,951	30.5	11.7
R&D	31,452	2.4	26,923	2.3	16.8
Segment profit	$182,749	13.7	$155,377	13.3	17.6
The tables below present sales by market and region within the Industrial segment for the fiscal years ended July 31, 2011 and July 31, 2010, including the effect of exchange rates for comparative purposes.

	2011	2010	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
Process Technologies	$804,594	$702,332	14.6	$23,250	11.2
Aerospace	207,685	195,737	6.1	2,124	5.0
Microelectronics	320,774	266,028	20.6	16,781	14.3
Total Industrial	$1,333,053	$1,164,097	14.5	$42,155	10.9
By Region
Americas	$434,490	$359,076	21.0	$1,737	20.5
Europe	389,982	350,233	11.3	6,783	9.4
Asia	508,581	454,788	11.8	33,635	4.4
Total Industrial	$1,333,053	$1,164,097	14.5	$42,155	10.9
Industrial segment sales increased 10.9%, with all markets contributing. The increase in sales in the year reflects growth in consumables and systems sales of 9.2% and 19.7%, respectively.
Increased pricing contributed $3,142, or less than 0.5%, to consumables sales growth in the year. Systems sales represented 17.3% of total Industrial sales in fiscal year 2011 compared to 16.0% in fiscal year 2010. Industrial sales represented approximately 53% of total Company sales in fiscal year 2011, on par with fiscal year 2010.

Sales in the Process Technologies market, which represented about 60% of total Industrial sales, increased 11.2%.The sales results by submarket are discussed below:

•
Sales in the Fuels & Chemicals submarket, which represented approximately 20% of total Industrial sales, increased 8.3% reflecting increases in the Americas and Europe, partly offset by a decline in Asia. Consumables sales increased 7.9%, while systems sales grew 9.8%. The growth in the Americas and Europe was driven by robust activity in the oil and gas sector and continued recovery in the chemical sector. Europe also benefited from growth in emerging markets in the Middle East. The decline in Asia primarily reflects a low level of investment activity in fiscal year 2010 that affected systems sales growth in the current year as well as weakness in the electronics-grade chemical marketplace.

•
Sales in the Machinery & Equipment submarket, which represented approximately 20% of total Industrial sales, increased 16.9%, with all regions contributing to the growth. The increase in Machinery & Equipment sales was driven by growth in the mining and primary metals sectors as well as an increase in OEM in-plant activities related to an increase in demand for manufacturing capacity. Furthermore, the Americas and Europe benefited from an increase in sales to mobile OEM customers (construction and mining) as they increased build rates to meet demand.

•
Sales in the Power Generation submarket, which represented approximately 10% of total Industrial sales, increased 9.8%. The growth was driven by Asia (mainly China), reflecting strong demand in the wind-turbine market and the Americas, primarily driven by sales of water treatment and condensate systems to power stations in the U.S. A decrease in sales in Europe, related to overall weakness in the marketplace, particularly in the turbine OEM and fossil sectors, partly offset the above.

•
Municipal Water submarket sales, which represented approximately 10% of total Industrial sales, increased 8.3%. By region, sales in the Americas (the Company’s largest Municipal Water region) grew 22.5%, driven by municipalities in the U.S. upgrading to membrane filtration to comply with environmental regulations. Sales in Europe increased 2.4%. Growth in Europe was hampered by a reduction in publicly funded projects (primarily in the leachate sector) due to the fiscal challenges of local governments. In Asia, the Company’s smallest Municipal Water region, sales were down about 40% related to timing of large systems projects.

Sales in the Aerospace market, which represented about 15% of total Industrial sales, increased 5.0%. The sales results by submarket are discussed below:

•
Sales to the Military Aerospace submarket, which represented less than 10% of total Industrial sales, decreased 2.6% primarily reflecting the impact of spending cutbacks by European governments. This was partly offset by an increase in the Americas reflecting increased shipments of spares to the U.S. government.

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

Microelectronics sales, which represented about 24% of total Industrial sales, increased 14.3% reflecting double-digit growth in all regions. Growth was particularly strong in the first half of fiscal year 2011, with modest growth seen in the second half of the year. Overall, the sales growth reflects strength in the semiconductor marketplace. OEM activity was also strong globally, although some slowing was seen in the latter part of the year. Growth in the display marketplace in Asia also positively impacted revenue growth year over year, particularly in the first-half with slowing seen later in the year. Increased demand for consumer electronics, including tablets and smart phones, continue to positively impact sales growth in this market.
Industrial gross margin decreased 40 basis points to 45.8% from 46.2% in fiscal year 2010. The decrease in gross margin reflects the impact of unfavorable mix which reduced gross margin by an estimated 170-190 basis points comprised of the following:

•	a negative impact from an increase in systems sales, as discussed above, which typically have lower gross margins than consumables, and

•
a negative impact from the consumables market mix, primarily in the Process Technology submarket comprised of lower margin capital goods, such as hardware and other appurtenant devices to the filtration consumable product.

This was partly offset by the impact of cost savings, including improved efficiency in manufacturing operations, which outpaced inflation, that in the aggregate increased gross margin by an estimated 130-150 basis points.

SG&A expenses increased by $41,568, or 11.7% (approximately $30,300, or 9% in local currency) compared to fiscal year 2010. Selling expenses increased close to 17%, while G&A expenses increased 5%. In addition to inflation in payroll costs, the increase in SG&A principally reflects increased spending on sales and marketing, investments in information technology and costs related to the establishment of the European and Asian headquarters as discussed in the “Review of Consolidated Results from Continuing Operations”. SG&A expenses as a percentage of sales decreased to 29.7% from 30.5% in fiscal year 2010. The selling and G&A expense components of SG&A as a percentage of sales were as follows:

•	selling expenses were 17.9% compared to 17.5% in fiscal year 2010, and

•	G&A expenses were 11.9% compared to 13.0% in fiscal year 2010.
 R&D expenses were $31,452 in fiscal year 2011 compared to $26,923 in fiscal year 2010, an increase of $4,529, or 16.8% (approximately $4,400, or 16% in local currency). As a percentage of sales, R&D expenses were 2.4% compared to 2.3% in fiscal year 2010.
Segment profit dollars in fiscal year 2011 were $182,749, an increase of $27,372, or 17.6% (approximately $18,000, or 12% in local currency) compared to fiscal year 2010. Segment margin increased to 13.7% from 13.3% in fiscal year 2010.
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
Review of Results from Discontinued Operations
Sales from discontinued operations in fiscal year 2011 were $223,721, an increase of 3.5% from $216,253 in fiscal year 2010. The impact of fluctuations in exchange rates used to translate foreign subsidiary results into U.S. Dollars increased reported sales by $3,019 in fiscal year 2011. In local currency, sales increased 2.1%.
Net earnings from discontinued operations were $36,299, or 31 cents per share, compared with net earnings from discontinued operations of $38,795, or 33 cents per share in fiscal year 2010. Company management estimates that foreign currency translation had an immaterial impact to earnings per share from discontinued operations in fiscal year 2011.
Liquidity and Capital Resources
Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $610,900 at July 31, 2012 as compared with $676,500 at July 31, 2011. This includes working capital related to the Company’s discontinued operations, however, excludes assets aggregating approximately $94,500 classified as held for sale that otherwise would have been reported as non-current. Excluding the effect of foreign exchange (discussed below), non-cash working capital decreased approximately $19,600 compared to July 31, 2011.
The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at July 31, 2012 to those at July 31, 2011, the Euro, British Pound and the JPY have weakened against the U.S. Dollar. The effect of foreign currency translation, inclusive of discontinued operations, decreased non-cash working capital by $45,988, including net inventory, net accounts receivable and other current assets by $29,127, $44,090 and $8,385, respectively, as compared to July 31, 2011. Additionally, foreign currency translation decreased accounts payable and other current liabilities by $33,890 and current income taxes payable by $1,724.
Net cash provided by operating activities, inclusive of discontinued operations in fiscal year 2012 was $474,848 as compared to $429,987 in fiscal year 2011, an increase of $44,861, or about 10%. The increase primarily reflects the net earnings growth exclusive of ROTC, as more than 50%, or about $35 million of the current year ROTC did not impact cash outflows yet. Furthermore, the increase in net cash provided by operating activities benefited from reduced inventory levels, and decreased defined benefit plan contributions. These factors were partly offset by an increase in accounts receivable. The net earnings from discontinued operations adjusted for non-cash reconciling items in fiscal year 2012 and fiscal year 2011 were approximately $45,900 and $51,500, respectively. This includes transaction related costs, net of tax, of $7,444 related to the divestiture of the Blood product lines in fiscal year 2012. The absence of cash flows from discontinued operations is not expected to significantly affect the Company’s future liquidity or capital resources.

The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding (“DPO”), increased to 115 days in the quarter ended July 31, 2012 from 111 days in the quarter ended July 31, 2011. This primarily reflects a decrease in DPO and an increase in DSO, partly offset by a decrease in DIO.
Free cash flow, inclusive of discontinued operations, which is defined as net cash provided by operating activities less capital expenditures, was $315,939, or about 99% of net earnings in fiscal year 2012, as compared with $269,216, or about 85% of net earnings in fiscal year 2011. The increase in free cash flow primarily reflects the increase in net cash provided by operating activities as discussed above. Free cash flows includes capital expenditures of approximately $7,200 and $12,100 in fiscal years 2012 and 2011, respectively, related to the discontinued operations.
The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities, inclusive of discontinued operations to free cash flow

	2012	2011	2010
Net cash provided by operating activities	$474,848	$429,987	$377,860
Less capital expenditures	158,909	160,771	136,313
Free cash flow	$315,939	$269,216	$241,547
Net Earnings	$319,309	$315,496	$241,248
Free cash flow conversion	98.9%	85.3%	100.1%
Overall, net debt (debt net of cash and cash equivalents) as a percentage of total capitalization (net debt plus equity) was 11.5% at July 31, 2012 as compared to 9.1% at July 31, 2011. Net debt increased by approximately $46,100 compared with July 31, 2011. The impact of foreign exchange rates (primarily on cash and cash equivalents) increased net debt by about $31,000. Excluding this impact, net debt increased by $15,100 reflecting a decrease in cash and cash equivalents of $25,200 partly offset by a decrease in gross debt of $10,100.
The Company’s 5-year senior revolving credit facility contains financial covenants which require the Company to maintain a minimum consolidated net interest coverage ratio of 3.5:1, based upon trailing four quarters results, and a maximum consolidated leverage ratio of 3.5:1, based upon trailing four quarters results. In addition, the facility includes other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of July 31, 2012, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
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
The Company conducts transactions in currencies other than their functional currency. These transactions include non-functional currency intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates. In addition to the balance sheet related mitigation activities, during the fourth quarter of fiscal year 2012, the Company began to use foreign exchange forward contracts for cash flow hedging of its forecasted transactional exposure to the Euro due to changes in the market rates to exchange Euros for British Pounds. The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates.
The notional amount of foreign currency forward contracts entered into during the year ended July 31, 2012 was $2,858,670. The notional amount of foreign currency forward contracts outstanding as of July 31, 2012 was $517,124 of which $77,557 are for cash flow hedges that cover monthly transactional exposures through July 2013. The Company’s foreign currency balance sheet exposures resulted in the recognition of a loss within SG&A of approximately $16,385 in the year ended July 31, 2012, before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A was a loss of approximately $3,839 in the year ended July 31, 2012.

As of July 31, 2012, the Company had $204,940 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s consolidated balance sheet. Commercial paper outstanding at any one time during the year had balances ranging from $135,000 to $335,000, carried interest rates ranging between .37% and .53% and original maturities between 1 and 62 days. Commercial paper outstanding at July 31, 2012 carry interest rate at .48% and maturities between 29 and 32 days. As of July 31, 2012, the Company does not have any outstanding borrowings under its existing senior revolving credit facility.
The Company utilizes cash flow generated from operations and its senior revolving credit facility to meet its short-term liquidity needs. Company management considers its cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet its anticipated liquidity needs.
As of July 31, 2012, the amount of cash and cash equivalents held by foreign subsidiaries was $487,777. The Company does not expect any restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on the Company’s overall liquidity.
Capital expenditures, inclusive of discontinued operations, were $158,909 in fiscal year 2012. Depreciation expense, inclusive of discontinued operations, was $90,388 and amortization expense was $20,717 in fiscal year 2012.
On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares of the Company’s common stock. At July 31, 2011, there was $203,037 remaining under this stock repurchase authorization. On September 26, 2011, the board authorized an expenditure of $250,000 to repurchase shares of the Company’s common stock. The Company repurchased stock of $121,164 in fiscal year 2012 leaving $331,873 remaining at July 31, 2012 under the current stock repurchase programs. Net proceeds from stock plans were $39,562 in fiscal year 2012.
In fiscal year 2012, the Company paid dividends of $88,955 compared to $77,641 in fiscal year 2011, an increase of about 15%. The Company increased its quarterly dividend by 20% from 17.5 cents to 21 cents per share, effective with the dividend declared on January 19, 2012.
The following is a summary of the Company’s contractual payment commitments as of July 31, 2012 (interest on long-term debt includes the amount of interest due to be paid during the respective fiscal year based upon the amount of debt outstanding as of July 31, 2012):

	Year Ended
	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$453	$403	$115,484	$359	$374	$375,657	$492,730
Interest on long-term debt	21,536	21,513	21,049	18,799	18,784	56,273	157,954
Operating leases	24,816	16,977	9,894	6,244	4,138	5,745	67,814
Purchase commitments	41,723	7,765	894	794	696	6,591	58,463
Other commitments	425	228	3,677	3,668	3,668	800	12,466
Total commitments	$88,953	$46,886	$150,998	$29,864	$27,660	$445,066	$789,427
The Company had gross liabilities for unrecognized tax benefits of approximately $194,829 and related accrued interest of $17,879 as of July 31, 2012, which were excluded from the table above. See Note 11, Income Taxes, to the accompanying consolidated financial statements for further discussion of these amounts.

Adoption of New Accounting Pronouncements
In May 2011, the FASB issued amendments to fair value measurement and disclosure requirements. This guidance amends United States generally accepted accounting principles (“U.S. GAAP”) to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This includes clarification of the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word “shall” rather than “should” to describe the requirements in U.S. GAAP). This amended guidance is to be applied prospectively and was effective for the Company beginning with its third quarter of fiscal year 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued an amendment to defer indefinitely a requirement in the June 2011 standard that called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this disclosure-only guidance will not have an impact on the Company’s consolidated financial results and is effective for the Company beginning with its first quarter of fiscal year 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Foreign Currency
The Company’s reporting currency is the U.S. dollar. Because the Company operates through subsidiaries or branches in over thirty countries around the world, its earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. dollar. Company management estimates that foreign exchange translation had less than a 1 cent impact on earnings per share in fiscal year 2012.
Most of the Company’s products are manufactured in the U.S., Puerto Rico, Germany and the United Kingdom, and then sold into many countries. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. dollar to the Euro, the Japanese Yen (the “Yen”), the British Pound (the “Pound”), the Australian Dollar, the Brazilian Real, the Canadian Dollar, the Swiss Franc and the Singapore Dollar, as well as adverse changes in the relationship of the Pound to the Euro. Exposure exists when the functional currency of the buying subsidiaries weakens against the U.S. dollar, the Pound or the Euro, thus causing an increase of the product cost to the buying subsidiary or a reduction in the sales price from the selling subsidiary, which adversely affects the Company’s consolidated gross margin and net earnings. In fiscal year 2012, the Euro, Pound, Brazilian Real and Canadian Dollar, weakened by approximately 4.6%, 1.1%, 10.5% and 2.1%, respectively, against the U.S. dollar and the Yen, Australian Dollar, Swiss Franc and Singapore Dollar strengthened by approximately 4.8%, 1.2%, 1.8% and 1.1%, respectively, against the U.S. dollar, compared with the average exchange rates in effect in fiscal year 2011. Additionally, the Euro weakened against the Pound by approximately 3.6%.
The Company is also exposed to transaction risk from adverse changes in exchange rates. One component of this exposure relates to short-term transaction exposures of primarily Yen, Euro, Pound and Swiss Franc denominated receivables and payables. These short-term exposures to changing foreign currency exchange rates are managed by opening forward foreign exchange contracts (“forwards”) to offset the earnings and cash flow impact of non-functional currency denominated receivables and payables as well as the expeditious payment of balances. At July 31, 2012, the net balance sheet exposures amounted to approximately $330,552 and were offset by net forward contracts with a notional principal amount of $222,604. If a hypothetical 10% simultaneous adverse change had occurred in exchange rates as of July 31, 2012, net earnings would have decreased by approximately $9,907, or approximately 8 cents per share. In addition to these balance sheet related mitigation activities, during the fourth quarter of fiscal year 2012, the Company began to use forwards for cash flow hedging on its forecasted transactional exposure to the Euro due to changes in market rates to exchange Euros for Pounds. The hedges cover a British subsidiary (Pound functional currency) with Euro revenues and a Swiss subsidiary (with a Euro functional currency) with Pound expenses. The probability of the occurrence of these transactions is high and the Company’s assessment is based on observable facts, including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to “lock-in” the forecasted impact of the Pound equivalent amount of Euro sales for the British subsidiary and the Euro equivalent amount of Pound expenses for the Swiss subsidiary, at the agreed upon exchange rates in the forwards. The notional amount of forwards outstanding as of July 31, 2012 was $77,557 and cover monthly transactional exposures through July 2013.The Company does not enter into forwards for trading purposes.
Interest Rates
The Company currently has offsetting exposures with respect to changes in interest rates. This is primarily due to the Company’s variable rate positions on debt and accrued liabilities compared to the Company’s variable rate positions on cash and retirement benefit assets.
The Company’s debt portfolio is comprised of both fixed and variable rate borrowings. The Company’s debt portfolio was approximately 29% variable rate at July 31, 2012, compared to 30% variable rate at July 31, 2011. The Company’s cash position was 100% variable rate at July 31, 2012 and July 31, 2011.
For the year ended July 31, 2012, interest expense on variable rate debt and accrued liabilities was $8,731 and interest income on variable rate cash and retirement benefit assets was $8,527. A hypothetical 10% shift in market interest rates for fiscal year 2012 (e.g., if an assumed market interest rate of 5.0% increased to 5.5%) could have an adverse affect on interest, net of approximately $20.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements required by this item are located immediately following the signature page of this Form 10-K. See Item 15.(a)(1) for a listing of financial statements provided.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
As discussed in various portions of this Form 10-K, including Note 19, Discontinued Operations, to the accompanying consolidated financial statements, the Company sold, effective August 1, 2012, certain assets of its blood collection, filtration and processing product line, which was a component of the Life Sciences segment (the product line sales were reported in the Medical market), and met both the component and held for sale criteria during the third quarter of fiscal year 2012. As such, it has been reported as a discontinued operation in the Company’s consolidated financial statements. The table below presents selected quarterly financial information on a continuing operations basis and a total operations basis.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012:
Net sales	$651,262	$640,047	$657,976	$722,371	$2,671,656
Gross profit	335,352	338,165	334,426	372,155	1,380,098
Restructuring and other charges, net (a)	22,984	5,156	2,861	35,857	66,858
Net earnings from continuing operations	59,652	74,646	70,938	75,711	280,947
Net earnings	69,455	84,729	78,918	86,207	319,309
Earnings per share from continuing operations:
Basic	$0.52	$0.64	$0.61	$0.65	$2.42
Diluted	$0.51	$0.63	$0.60	$0.64	$2.39
Earnings per share:
Basic	$0.60	$0.73	$0.68	$0.74	$2.75
Diluted	$0.59	$0.72	$0.67	$0.73	$2.71

2011:
Net sales	$553,791	$590,896	$653,792	$718,716	$2,517,195
Gross profit	288,006	311,120	332,266	353,520	1,284,912
Restructuring and other charges, net (a)	1,409	4,789	7,723	12,584	26,505
Net earnings from continuing operations	61,839	65,453	61,758	90,147	279,197
Net earnings	71,409	75,664	71,069	97,354	315,496
Earnings per share from continuing operations:
Basic	$0.53	$0.56	$0.53	$0.77	$2.40
Diluted	$0.52	$0.55	$0.52	$0.76	$2.36
Earnings per share:
Basic	$0.61	$0.65	$0.61	$0.84	$2.71
Diluted	$0.61	$0.64	$0.60	$0.82	$2.67

(a)	Refer to Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.
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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2012.
The attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting is included in this report under Item 9A.(b).

(b)	Attestation report of the independent registered public accounting firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pall Corporation:
We have audited Pall Corporation and subsidiaries’ internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pall Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting (Item 9A(a)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Pall Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2012 and 2011, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2012 and our report dated October 1, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/	KPMG LLP
KPMG LLP
Melville, New York
October 1, 2012

(c)	Changes in internal control over financial reporting.
There are a number of significant business improvement initiatives designed to improve processes and enhance customer and supplier relationships and opportunities. These include information systems upgrades and integrations that are in various phases of planning or implementation and contemplate enhancements of ongoing activities to support the transition to the Company’s financial shared services capabilities and standardization of its financial systems. When taken together, these changes, which have occurred over a multi year period, are expected to have a favorable impact on the Company’s internal control over financial reporting. The Company is employing a project management and phased implementation approach to provide continued monitoring and assessment in order to maintain the effectiveness of internal control over financial reporting during and subsequent to implementation of these initiatives.
In connection with the aforementioned business improvement initiatives, during fiscal years 2010 though 2012, certain significant operations migrated to the Company’s global Enterprise Resource Planning (“ERP”) software system. In the third quarter of fiscal year 2012, the last significant phase of the migration of operations, namely the Americas, was completed. The purpose of the ERP system is to facilitate the flow of information between all business functions inside the boundaries of the Company and manage the connections to outside stake holders. Built on a centralized database and utilizing a common computing platform, the ERP system consolidates business operations into a more uniform, enterprise wide system environment. The Company’s ERP implementation is accompanied by process changes and improvements, including those that impact internal control over financial reporting.
In connection with these migrations, and continuing process changes associated with these migrations and transition of financial activities to its shared service centers that occurred during the Company’s fourth quarter of fiscal year 2012, the Company has instituted material changes in its internal control over financial reporting during the fourth quarter of fiscal year 2012.

ITEM 9B. OTHER INFORMATION.
On and effective September 26, 2012, the Company's Board of Directors (the “Board”), upon the recommendation of the Nominating/Governance Committee of the Board, approved amendments to the Company's By-laws (the “By-laws”). The material amendments included revisions to the following sections:

•	Section 2.06 - Amended to require the Board to appoint the inspector of election and to provide for the appointment of one or more inspectors.

•
Section 2.07(b) - Amended to include requirement that shareholders must provide the same information and undertakings with respect to nominating an individual to the Board at a special meeting of shareholders as a shareholder nominating an individual at an annual meeting of shareholders.

•	Section 3.06 - Amended to eliminate reference to a classified Board structure.

•
Section 3.09 - Amended to (i) delete the expressed duties and responsibilities of the Board's standing committees and, (ii) provide that standing committees shall have the duties and authorities as determined by the Board.

•	Section 3.10 - Amended to establish procedures in the event the Chairman of the Board is absent or unable to serve.

•
Section 4.01 - Amended to (i) remove the Chief Operating Officer position as an Elected Officer (as such term is defined in the By-laws) of the Company, (ii) delete description of an Operating Committee, and (iii) remove language regarding the officers appointed by the Chief Executive Officer.

•	Section 4.04 - Amended to delete reference addressing the unavailability of the Chief Executive Officer.

•	Sections 5.01 and 5.02 - Amended to reflect administrative changes relating to the removal of a director or an officer, respectively.

•	Section 6.01 - Amended to expressly provide that the Company may issue uncertificated shares of its stock.

•	Section 6.01 - Amended to expand the window for fixing the record date for shareholder meetings and for dividend declarations.

•	Section 7.01 - Amended to eliminate language regarding indemnification rights.
In addition to the summary of material amendments described above, the By-laws were also amended to make certain other non-substantive changes.
The foregoing description of the amendments to the By-laws is qualified in its entirety by reference to the full text of the By-laws. A clean copy of the By-laws and a copy marked to reflect changes to the prior By-laws are included as exhibits to this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is included in Part I above under the caption “Executive Officer of the Registrant” and in the Proxy Statement under the captions “Proposal 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board and Committee Information” and is incorporated by reference in this report.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included in the Proxy Statement under the caption “Executive Compensation” and “Compensation of Non-Employee Directors” and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included in the Proxy Statement under the captions “Governance of the Company – Securities Ownership” and “Executive Compensation – Equity-Based Compensation,” and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included in the Proxy Statement under the captions “Governance of the Company – Director Independence,” “Structure and Practices of the Board,” “Policies and Procedures for Related Person Transactions” and “Related Person Transactions,” and is incorporated by reference in this report.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – July 31, 2012 and July 31, 2011
Consolidated Statements of Earnings – years ended July 31, 2012, July 31, 2011 and July 31, 2010
Consolidated Statements of Stockholders’ Equity – years ended July 31, 2012, July 31, 2011 and July 31, 2010
Consolidated Statements of Cash Flows – years ended July 31, 2012, July 31, 2011 and July 31, 2010
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
2.1*
Asset Purchase Agreement, dated as of April 28, 2012, by and between Haemonetics Corporation and the Registrant, filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012.

3.1(i)*
Restated Certificate of Incorporation of the Registrant as amended through September 1, 2010, filed as Exhibit 3.1(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

3.1(ii)†	By-Laws of the Registrant as amended through September 26, 2012.

3.1(iii)†	By-Laws of the Registrant as amended through September 26, 2012, marked to show changes against prior By-Laws.

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

10.2*‡	Amended and Restated Employment Agreement, dated March 4, 2011 between the Registrant and Eric Krasnoff, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on March 10, 2011.

10.3*‡	Employment Agreement dated August 3, 2011 between the Registrant and Lawrence D. Kingsley, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on August 9, 2011.

10.4*‡	Employment Agreement dated October 1, 2009 between the Registrant and Lisa McDermott, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 7, 2009.

10.5†‡	Employment Agreement dated August 18, 2010 between the Registrant and Yves Baratelli.

10.6†‡	Employment Agreement dated March 13, 2012 between the Registrant and Ruby Chandy.

10.7†‡	Assignment Contract dated July 1, 2012 between Pall GmbH and Wolfgang Platz.

10.8†‡	Amended and Restated Consulting Agreement dated February 2, 2012 between the Registrant and Robert Kuhbach.

10.9†‡	Pall Corporation Supplementary Pension Plan, amended and restated effective January 1, 2011.

10.10*‡	Pall Corporation Supplementary Profit-Sharing Plan as amended effective July 19, 2005, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on July 25, 2005.

10.11*‡	Pall Corporation Profit-Sharing Plan as amended and restated as of July 1, 1998, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

10.12*‡
Pall Corporation Profit-Sharing Plan amended pursuant to provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

10.13†‡	Pall Corporation Executive Defined Contribution Retirement Plan, effective as of October 1, 2012.

10.14*‡	Pall Corporation 2004 Executive Incentive Bonus Plan, as amended effective November 18, 2009, filed as Appendix A to the Registrant’s Proxy Statement filed on October 9, 2009.

10.15*‡	Pall Corporation 2012 Executive Incentive Bonus Plan, effective August 1, 2011, filed as Appendix A to the Registrant's Proxy Statement filed on November 9, 2011.

10.16*‡	Pall Corporation 1991 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.17*‡	Pall Corporation 1993 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.18*‡	Pall Corporation 1995 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.19*‡	Pall Corporation 1998 Stock Option Plan, as amended effective April 17, 2002, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 27, 2002.

10.20*‡	Pall Corporation 2005 Stock Compensation Plan, as amended effective November 18, 2009, filed as Appendix D to the Registrant’s Proxy Statement filed on October 9, 2009.

10.21†‡	Amendment to the Pall Corporation 2005 Stock Compensation Plan, effective August 1, 2011.

10.22†‡	Amendment to the Pall Corporation 2005 Stock Compensation Plan, effective April 19, 2012.

10.23*‡
Form of Notice of Grant of Restricted Stock Units Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.24*‡
Form of Notice of Grant of Annual Award Units Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.22 to the Registrant’s Annual Report onForm 10-K for the fiscal year ended July 31, 2010.

10.25*‡
Form of Notice of Grant of Stock Option Grant Agreement Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

10.26*‡	Pall Corporation 2012 Stock Compensation Plan, effective December 14, 2011, filed as Appendix B to the Registrant’s Proxy Statement filed on November 9, 2011.

10.27†‡	Amendment to the Pall Corporation 2012 Stock Compensation Plan, effective August 1, 2012.

10.28†‡	Amendment to the Pall Corporation 2012 Stock Compensation Plan, effective April 19, 2012.

10.29*‡
Form of Nonqualified Stock Option Grant Agreement Under Pall Corporation 2012 Stock Compensation Plan, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012.

10.30*‡
Form of Restricted Stock Units Award Agreement Under Pall Corporation 2012 Stock Compensation Plan, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012.

10.31*‡
Form of Notice of Grant of Initial Award Units Under Pall Corporation 2012 Stock Compensation Plan, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012.

10.32*‡
Form of Notice of Grant of Annual Award Units Agreement Under Pall Corporation 2012 Stock Compensation Plan, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012.

10.33*‡
Pall Corporation Stock Option Plan for Non-Employee Directors, as amended effective November 19, 1998, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

10.34*‡
Pall Corporation 2001 Stock Option Plan for Non-Employee Directors, as amended September 17, 2004, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.35†‡	Pall Corporation Management Stock Purchase Plan as amended effective September 26, 2011.

10.36†‡	Pall Corporation Employee Stock Purchase Plan as amended effective September 26, 2011.

10.37*‡	Principal Rules of the Pall Supplementary Pension Scheme, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 29, 1995.

12†	Ratio of Earnings to Fixed Charges.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Incorporated herein by reference. The Registrant’s SEC file number is 001- 04311.

†	Filed herewith.

‡	Denotes management contract or compensatory plan or arrangement.

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

Pall Corporation

October 1, 2012	By: /s/	LISA MCDERMOTT
Lisa McDermott,
Chief Financial Officer and Treasurer

	/s/	FRANCIS MOSCHELLA
Francis Moschella,
Vice President – Corporate Controller
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ LAWRENCE D. KINGSLEY	Director, President and	October 1, 2012
Lawrence D. Kingsley	Chief Executive Officer
/s/ LISA MCDERMOTT	Chief Financial Officer and Treasurer	October 1, 2012
Lisa McDermott
/s/ FRANCIS MOSCHELLA	Vice President – Corporate Controller	October 1, 2012
Francis Moschella	Chief Accounting Officer
/s/ AMY E. ALVING	Director	October 1, 2012
Amy E. Alving
/s/ DANIEL J. CARROLL, JR.	Director	October 1, 2012
Daniel J. Carroll, Jr.
/s/ ROBERT B. COUTTS	Director	October 1, 2012
Robert B. Coutts
/s/ CHERYL W. GRISÉ	Director	October 1, 2012
Cheryl W. Grisé
/s/ RONALD L. HOFFMAN	Chairman of the Board and Director	October 1, 2012
Ronald Hoffman
/s/ DENNIS N. LONGSTREET	Director	October 1, 2012
Dennis N. Longstreet
/s/ B. CRAIG OWENS	Director	October 1, 2012
B. Craig Owens
/s/ KATHARINE L. PLOURDE	Director	October 1, 2012
Katharine L. Plourde
/s/ EDWARD L. SNYDER	Director	October 1, 2012
Edward L. Snyder
/s/ EDWARD TRAVAGLIANTI	Director	October 1, 2012
Edward Travaglianti

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pall Corporation:

We have audited the accompanying consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2012 and 2011, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pall Corporation and subsidiaries as of July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pall Corporation and subsidiaries’ internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 1, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/	KPMG LLP
KPMG LLP

Melville, New York

October 1, 2012

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31, 2012	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$500,274	$557,766
Accounts receivable	655,436	646,769
Inventory	364,766	444,842
Other current assets	195,464	159,831
Assets held for sale	136,517	—
Total current assets	1,852,457	1,809,208
Property, plant and equipment	750,993	794,599
Goodwill	338,941	290,606
Intangible assets	151,144	61,735
Other non-current assets	254,357	276,268
Total assets	$3,347,892	$3,232,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$204,940	$214,957
Accounts payable	184,868	225,398
Accrued liabilities	380,466	294,485
Income taxes payable	57,422	34,531
Current portion of long-term debt	453	511
Dividends payable	23,979	20,125
Total current liabilities	852,128	790,007
Long-term debt, net of current portion	490,706	491,954
Income taxes payable – non-current	161,684	175,040
Deferred income taxes	8,880	10,811
Other non-current liabilities	324,459	274,783
Total liabilities	1,837,857	1,742,595
Stockholders’ equity:
Common stock, par value $.10 per share; 500,000 shares authorized; 127,958 shares issued	12,796	12,796
Capital in excess of par value	271,489	246,665
Retained earnings	1,840,926	1,619,051
Treasury stock, at cost (2012 – 13,770 shares, 2011 – 12,963 shares)	(552,215)	(483,705)
Stock option loans	(54)	(133)
Accumulated other comprehensive income/(loss):
Foreign currency translation	97,663	207,478
Pension liability adjustment	(164,444)	(121,831)
Unrealized investment gains	3,604	9,500
Unrealized gains on derivatives	270	—
	(62,907)	95,147
Total stockholders’ equity	1,510,035	1,489,821
Total liabilities and stockholders’ equity	$3,347,892	$3,232,416
See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Years Ended
	July 31, 2012	July 31, 2011	July 31, 2010
Net sales	$2,671,656	$2,517,195	$2,185,679
Cost of sales	1,291,558	1,232,283	1,064,133
Gross profit	1,380,098	1,284,912	1,121,546
Selling, general and administrative expenses	843,221	790,279	716,654
Research and development	82,932	80,506	68,796
Restructuring and other charges, net	66,858	26,505	17,664
Interest expense, net	20,177	18,903	14,324
Loss on extinguishment of debt	—	—	31,513
Earnings from continuing operations before income taxes	366,910	368,719	272,595
Provision for income taxes	85,963	89,522	70,142
Net earnings from continuing operations	$280,947	$279,197	$202,453
Earnings from discontinued operations, net of income taxes	$38,362	$36,299	$38,795
Net earnings	$319,309	$315,496	$241,248

Earnings per share from continuing operations:
Basic	$2.42	$2.40	$1.72
Diluted	$2.39	$2.36	$1.70
Earnings per share from discontinued operations:
Basic	$0.33	$0.31	$0.33
Diluted	$0.32	$0.31	$0.33
Earnings per share:
Basic	$2.75	$2.71	$2.05
Diluted	$2.71	$2.67	$2.03

Average shares outstanding:
Basic	116,061	116,521	117,437
Diluted	117,663	118,266	118,846

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

Years Ended July 31, 2010, July 31, 2011 and July 31, 2012	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Stock Option Loans	Accumulated Other Comprehensive Income/(Loss)	Total	Comprehensive Income
Balance at August 1, 2009	$12,796	$197,759	$1,237,735	$(354,274)	$(435)	$21,017	$1,114,598
Comprehensive income:
Net earnings			241,248				241,248	$241,248
Other comprehensive income/(loss):
Foreign currency translation						(29,766)	(29,766)	(29,766)
Pension liability adjustment						(23,600)	(23,600)	(23,600)
Unrealized investment gains, net of reclassification adjustment						2,001	2,001	2,001
Unrealized gain on derivatives						444	444	444
Comprehensive income								$190,327
Dividends declared			(74,263)				(74,263)
Issuance of 1,313 shares for stock plans and tax benefit related to stock plans		(9,483)	(10,399)	41,938			22,056
Restricted stock units related to stock plans		4,804					4,804
Stock based compensation expense		24,616					24,616
Purchase of 2,720 shares				(99,999)			(99,999)
Stock option loans					211		211
Balance at July 31, 2010	12,796	217,696	1,394,321	(412,335)	(224)	(29,904)	1,182,350
Comprehensive income:
Net earnings			315,496				315,496	$315,496
Other comprehensive income/(loss):
Foreign currency translation						110,229	110,229	110,229
Pension liability adjustment						10,746	10,746	10,746
Unrealized investment gains						4,076	4,076	4,076
Comprehensive income								$440,547
Dividends declared			(80,848)				(80,848)
Issuance of 2,394 shares for stock plans and tax benefit related to stock plans		(3,439)	(9,918)	78,537			65,180
Restricted stock units related to stock plans		5,975					5,975
Stock based compensation expense		26,433					26,433
Purchase of 2,867 shares				(149,907)			(149,907)
Stock option loans					91		91
Balance at July 31, 2011	12,796	246,665	1,619,051	(483,705)	(133)	95,147	1,489,821
Comprehensive income:
Net earnings			319,309				319,309	$319,309
Other comprehensive income/(loss):
Foreign currency translation						(109,815)	(109,815)	(109,815)
Pension liability adjustment						(42,613)	(42,613)	(42,613)
Unrealized investment gains, net of reclassification adjustment						(5,896)	(5,896)	(5,896)
Unrealized gains on derivatives						270	270	270
Comprehensive income								$161,255
Dividends declared			(94,832)				(94,832)
Issuance of 1,474 shares for stock plans and tax benefit related to stock plans		(14,380)	(2,602)	52,654			35,672
Restricted stock units related to stock plans		7,340					7,340
Stock based compensation expense		31,864					31,864
Purchase of 2,281 shares				(121,164)			(121,164)
Stock option loans					79		79
Balance at July 31, 2012	$12,796	$271,489	$1,840,926	$(552,215)	$(54)	$(62,907)	$1,510,035

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	July 31, 2012	July 31, 2011	July 31, 2010
Operating activities:
Net earnings	$319,309	$315,496	$241,248
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	2,542	7,336	976
Depreciation and amortization of long-lived assets	111,105	98,106	93,628
Non-cash stock compensation	31,864	26,433	24,616
Write-off of deferred financing costs	—	—	3,245
Redemption premium on senior notes	—	—	28,268
Excess tax benefits from stock based compensation arrangements	(7,757)	(12,777)	(2,671)
Amortization of deferred revenue	(2,154)	(2,154)	(2,154)
Deferred income taxes	(9,095)	10,512	(4,976)
Provisions for doubtful accounts	3,387	1,455	1,349
(Gain)/loss on sale of assets	(11,561)	3,195	1,412
Other	1,199	1,199	9
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Inventories	24,111	(5,177)	(8,415)
Accounts receivable	(50,753)	(41,607)	(14,806)
Income taxes receivable/payable	22,238	3,812	(7,368)
Accounts payable and accrued expenses	83,742	39,324	67,098
Other assets	(21,245)	(6,579)	(23,972)
Other liabilities	(22,084)	(8,587)	(19,627)
Net cash provided by operating activities	474,848	429,987	377,860
Investing activities:
Capital expenditures	(158,909)	(160,771)	(136,313)
Purchases of retirement benefit assets	(49,552)	(75,142)	(58,599)
Proceeds from sale of retirement benefit assets	50,830	63,222	47,442
Proceeds from sale of assets	26,551	1,971	1,603
Acquisitions of businesses, net of cash acquired	(167,638)	—	(8,984)
Other	(11,107)	(5,821)	(13,883)
Net cash used by investing activities	(309,825)	(176,541)	(168,734)
Financing activities:
Long-term borrowings	106	35,185	798,290
Repayments of long-term debt	(511)	(298,528)	(737,675)
Notes payable	(10,017)	174,600	(2,016)
Redemption premium on senior notes	—	—	(28,268)
Additions to deferred financing costs	—	—	(6,311)
Purchase of treasury stock	(121,164)	(149,907)	(99,999)
Dividends paid	(88,955)	(77,641)	(71,284)
Net proceeds from stock plans	39,562	60,329	23,929
Excess tax benefits from stock based compensation arrangements	7,757	12,777	2,671
Net cash used by financing activities	(173,222)	(243,185)	(120,663)
Cash flow for year	(8,199)	10,261	88,463
Cash and cash equivalents at beginning of year	557,766	498,563	414,011
Effect of exchange rate changes on cash and cash equivalents	(49,293)	48,942	(3,911)
Cash and cash equivalents at end of year	$500,274	$557,766	$498,563
Supplemental disclosures:
Interest paid	$23,988	$25,866	$35,611
Income taxes paid (net of refunds)	$90,806	$93,175	$91,871
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
As discussed in Note 19, Discontinued Operations, the Company has sold, effective August 1, 2012, certain assets of its blood collection, filtration and processing product line, which was a component of the Life Sciences segment (the product line sales were reported in the Medical market), and met both the criteria for discontinued operations and held for sale presentation during the third quarter of fiscal year 2012. As such, it has been reported as a discontinued operation in the Company’s consolidated financial statements.
Presentation and Use of Estimates
The financial statements of the Company are presented on a consolidated basis with its subsidiaries, substantially all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.
Financial statements of foreign subsidiaries have been translated into United States (“U.S.”) dollars at exchange rates as follows: (i) balance sheet accounts at year-end rates, except equity accounts which are translated at historic rates, and (ii) income statement accounts at weighted average rates. Translation gains and losses are reflected in stockholders’ equity, while transaction gains and losses, which result from the settlement of foreign denominated receivables and payables at rates that differ from rates in effect at the transaction date, are reflected in earnings. Net transaction gains/(losses) inclusive of offsetting gains/(losses) on foreign currency forward contracts in fiscal years 2012, 2011 and 2010 amounted to $(3,839), $2,087 and $(816), respectively, and were recorded in selling, general and administrative expenses.
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
Acquisition Accounting
Acquisitions of businesses are accounted for using the acquisition method of accounting. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research & development (“IPR&D”) be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill. When the Company acquires net assets that do not constitute a business under U.S. GAAP, no goodwill is recognized.
Long-Lived Assets
The Company performs detailed impairment testing for goodwill annually during the Company’s fiscal third quarter, or more frequently if certain events or circumstances indicate impairment might have occurred. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. The Company’s two operating segments, Life Sciences and Industrial, were also determined to be its reporting units. In the first step, the overall fair value for the reporting unit is compared to its book value including goodwill. In the event that the overall fair value of the reporting unit was determined to be less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the overall fair value of the reporting unit and the fair value of the net identifiable assets. If the implied fair value of the goodwill is less than its book value, the difference is recognized as an impairment. In fiscal years 2012 and 2011, the estimated fair values of the Company’s reporting units substantially exceeded the carrying values of these reporting units, and as such, the second step was not performed.
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
In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, management assesses the generation of sufficient taxable income from all sources, including the scheduled reversal of taxable temporary differences, tax-planning strategies and projected future operating income. To the extent the Company does not consider it “more-likely-than-not” that a deferred tax asset will be recovered, a valuation allowance is established.
When evaluating uncertain tax positions, the Company determines whether the position is “more-likely-than-not” to be sustained upon examination based upon its technical merits or administrative practices or precedents. Any tax position that meets the “more-likely-than-not” recognition threshold is measured and recognized in the consolidated financial statements. The amount of tax benefit to be recognized is the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
The Company recognizes accrued interest expense related to unrecognized income tax benefits in interest expense and the obligation is recorded in current or non-current interest payable on the Company’s consolidated balance sheet. Penalties are accrued as part of the provision for income taxes and the unpaid balance at the end of a reporting period is recorded as part of current or non-current income taxes payable.
For further discussion, refer to Note 11, Income Taxes.
Earnings Per Share
The consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. Employee stock options and restricted stock units of 685, 467 and 1,234 for fiscal years 2012, 2011 and 2010, respectively, were not included in the computation of diluted shares because their effect would have been antidilutive.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following is a reconciliation between average basic shares outstanding and average diluted shares outstanding:

	2012	2011	2010
Average basic shares outstanding	116,061	116,521	117,437
Effect of dilutive securities (a)	1,602	1,745	1,409
Average diluted shares outstanding	117,663	118,266	118,846
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
Adoption of New Accounting Pronouncement
In May 2011, the FASB issued amendments to fair value measurement and disclosure requirements. This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This includes clarification of the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word “shall” rather than “should” to describe the requirements in U.S. GAAP). This amended guidance is to be applied prospectively and was effective for the Company beginning with its third quarter of fiscal year 2012. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
NOTE 2 – RESTRUCTURING AND OTHER CHARGES, NET

The following tables summarize the restructuring and other charges (“ROTC”) recorded in fiscal years 2012, 2011 and 2010:

2012	Restructuring (1)	Other Charges/(Gains) (2)	Total
Severance benefits and other employment contract obligations	$61,852	$11,436	$73,288
Professional fees, legal settlements and other costs, net of receipt of insurance claim payments	3,448	187	3,635
Impairment and (gain) on sale of assets	766	(10,754)	(9,988)
Reversal of excess restructuring reserves	(77)	—	(77)
	$65,989	$869	$66,858

Cash	$63,717	$(3,064)	$60,653
Non-cash (a)	2,272	3,933	6,205
	$65,989	$869	$66,858

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

2011	Restructuring (1)	Other Charges/(Gains)(2)	Total
Severance benefits and other employment contract obligations	$4,863	$7,519	$12,382
Professional fees and other costs, net of receipt of insurance claim payments	5,507	2,293	7,800
Environmental matters, net of receipt of insurance claim payment	—	6,349	6,349
Reversal of excess restructuring reserves	(26)	—	(26)
	$10,344	$16,161	$26,505

Cash	$10,344	$13,226	$23,570
Non-cash (a)	—	2,935	2,935
	$10,344	$16,161	$26,505

2010	Restructuring (1)	Other Charges/(Gains) (2)	Total
Severance	$6,637	$—	$6,637
Environmental matters	—	6,911	6,911
Professional fees and other costs, net of receipt of insurance claim payments	5,581	(691)	4,890
Asset impairment/(gain) on disposal	237	(774)	(537)
Reversal of excess restructuring reserves	(237)	—	(237)
	$12,218	$5,446	$17,664

Cash	$10,639	$5,446	$16,085
Non-cash (a)	1,579	—	1,579
	$12,218	$5,446	$17,664

(a)	Includes $3,663, $2,935 and $603 of non-cash stock based compensation costs in fiscal years 2012, 2011 and 2010, respectively.

(1) Restructuring:
Restructuring charges recorded in fiscal years 2012, 2011 and 2010 reflect the expenses incurred in connection with the Company’s structural cost improvement and cost reduction initiatives.
Severance benefits recorded in fiscal year 2012 relate to global restructuring activities impacting both segments as well as the Corporate Services Group. The most significant restructuring activities include:

•	the realignment of sales and marketing management of certain of the Company’s markets,

•	the reorganization of the global management structure that supports the Company’s systems product line,

•	shifting resources from mature country markets to emerging regions,

•	changes in management to structure the Company for future growth, and

•	the reorganization of the Company’s back-office infrastructure.
Restructuring charges in fiscal year 2012 also include asset impairment charges related to the above mentioned initiatives, partly offset by a gain on the divestiture of a non-strategic asset group.
Severance benefits recorded in fiscal year 2011 primarily relate to the closure of an Industrial manufacturing facility in Europe.
Severance benefits recorded in fiscal year 2010 relate to various cost reduction initiatives globally.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

(2) Other Charges/(Gains):

Severance benefits and other employment contract obligations:

     In fiscal years 2012 and 2011, the Company recorded charges related to certain employment contract obligations.

Professional fees and other:

In fiscal years 2012, 2011 and 2010, the Company recorded legal and other professional fees related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings which pertain to matters that had been under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). Furthermore, in fiscal year 2012, the Company recorded costs related to the settlement of the Federal Securities Class Actions. The receipt of insurance claim payments partly offset such costs in fiscal years 2012 and 2011 and more than offset such costs in fiscal year 2010. Refer to Note 14, Contingencies and Commitments for further discussion of this matter.

Environmental matters:

In fiscal years 2011 and 2010, the Company increased its previously established environmental reserve related to matters in Pinellas Park, Florida and Ann Arbor, Michigan. Such costs in fiscal year 2011 were partly offset by the receipt of an insurance claim payment.

Impairment and gain on sale of assets:

In fiscal year 2012, the Company recorded a gain on the sale of a building in Europe of $1,828 as well as a gain of $9,196 on the sale of the Company’s investment in Satair A/S.

In fiscal year 2010, the Company recorded a gain of $774 on the sale of certain equity and debt investment securities held by its benefits protection trust.

The following table summarizes the activity related to restructuring liabilities that were recorded in fiscal years 2012, 2011, 2010 and 2009.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

	Severance	Other	Total
2012
Original charge	$61,852	$3,448	$65,300
Utilized	(27,365)	(2,798)	(30,163)
Translation	(123)	(47)	(170)
Balance at Jul. 31, 2012	$34,364	$603	$34,967
2011
Original charge	$4,863	$5,507	$10,370
Utilized	(1,817)	(5,225)	(7,042)
Translation	272	68	340
Balance at Jul. 31, 2011	$3,318	$350	$3,668
Utilized	(3,199)	(350)	(3,549)
Translation	(119)	—	(119)
Balance at Jul. 31, 2012	$—	$—	$—
2010
Original charge (a)	$6,034	$5,581	$11,615
Utilized	(2,031)	(5,441)	(7,472)
Translation	1	(9)	(8)
Balance at Jul. 31, 2010	4,004	131	4,135
Utilized	(1,356)	(135)	(1,491)
Translation	2	4	6
Balance at Jul. 31, 2011	$2,650	$—	$2,650
Utilized	(1,678)	—	(1,678)
Translation	—	—	—
Balance at Jul. 31, 2012	$972	$—	$972
2009
Original charge	$18,938	$4,734	23,672
Utilized	(12,757)	(4,133)	(16,890)
Translation	412	20	432
Balance at Jul. 31, 2009	$6,593	$621	$7,214
Utilized	(4,902)	(588)	(5,490)
Reversal of excess reserves	(143)	—	(143)
Translation	(86)	(27)	(113)
Balance at Jul. 31, 2010	$1,462	$6	$1,468
Utilized	(845)	(6)	(851)
Reversal of excess reserves	(6)	—	(6)
Translation	120	—	120
Balance at Jul. 31, 2011	$731	$—	$731
Utilized	(341)	—	(341)
Reversal of excess reserves	(46)	—	(46)
Translation	(71)	—	(71)
Balance at Jul. 31, 2012	$273	$—	$273

(a)	Excludes stock-based compensation expense of $603.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	2012	2011
Billed	$584,449	$553,500
Unbilled	82,720	101,652
Total	667,169	655,152
Less: allowance for doubtful accounts	(11,733)	(8,383)
	$655,436	$646,769

Unbilled receivables principally relate to revenues accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

NOTE 4 – INVENTORY

The major classes of inventory, net, are as follows:

	2012	2011
Raw materials and components	$86,659	$102,745
Work-in-process	92,427	96,601
Finished goods	185,680	245,496
	$364,766	$444,842

 The amounts for inventory as of July 31, 2012 exclude those assets that are classified as held for sale, which are $40,090. See Note 19, Discontinued Operations, for further details.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2012	2011
Land	$48,607	$51,588
Buildings and improvements	488,463	521,419
Machinery and equipment	745,615	835,013
Information technology hardware & software	229,438	202,574
Furniture and fixtures	96,595	94,965
	1,608,718	1,705,559
Less: Accumulated depreciation and amortization	(857,725)	(910,960)
	$750,993	$794,599

Depreciation expense from continuing operations for property, plant and equipment for fiscal years 2012, 2011 and 2010 was $82,852, $75,283 and $72,109, respectively. These amounts exclude $7,536, $9,178 and $9,752 for depreciation expense related to the discontinued operations for fiscal years 2012, 2011 and 2010. With reference to the disclosures in Note 19, Discontinued Operations, the amounts of property, plant and equipment as of July 31, 2012 exclude those assets classified as held for sale of $75,506.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

 The following table presents goodwill, allocated by reportable segment.

	2012(a)	2011
Life Sciences	$178,359	$131,852
Industrial	160,582	158,754
	$338,941	$290,606
Intangible assets consist of the following:

	2012(a)
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$125,938	$65,262	$60,676
Customer-related intangibles	93,901	13,323	80,578
Trademarks	13,104	5,269	7,835
Other	5,179	3,124	2,055
	$238,122	$86,978	$151,144

	2011
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$102,372	$64,921	$37,451
Customer-related intangibles	26,478	6,598	19,880
Trademarks	6,802	4,684	2,118
Other	4,685	2,399	2,286
	$140,337	$78,602	$61,735
(a) Goodwill and intangible assets as of July 31, 2012 exclude goodwill and intangible assets, net, classified as held for sale of $18,514 and $524, respectively. See Note 19, Discontinued Operations, for further details.
The changes in both goodwill and intangible assets principally relate to the acquisition of ForteBio®, Inc. (all in Life Sciences) in the third quarter of fiscal year 2012, discussed in further detail in Note 20, Acquisition, as well as a distributor acquisition in Brazil in the first quarter of fiscal year 2012 (allocated approximately two-thirds to Industrial and one-third to Life Sciences). In connection with the acquisition in Brazil, the Company recorded the fair value of the intangible assets acquired (approximately $22,250, with the majority recorded as customer-related intangibles), which were valued using the income approach. The amount of goodwill recorded in connection with this acquisition was approximately $9,000. In addition, the carrying amounts were also impacted by changes in foreign exchange rates used to translate the goodwill and intangible assets contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.
Amortization expense from continuing operations for intangible assets for fiscal years 2012, 2011 and 2010 was $20,535, $13,436 and $11,535, respectively. These amounts exclude $182, $209 and $231 for amortization expense related to the discontinued operations for fiscal years 2012, 2011 and 2010. Amortization expense is estimated to be approximately $19,254 in fiscal year 2013, $17,062 in fiscal year 2014, $15,489 in fiscal year 2015, $14,288 in fiscal year 2016 and $14,231 in fiscal year 2017.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 7 – OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of the following:

	2012	2011
Deferred income taxes (a)	$80,259	$67,140
Income taxes receivable (a)	5,089	6,237
Prepaid income taxes (a)	5,615	5,532
Prepaid expenses	40,814	39,322
Other receivables	63,687	41,600
	$195,464	$159,831

Other non-current assets consist of the following:

	2012	2011
Deferred income taxes	$95,182	$97,767
Retirement benefit assets (b)	95,898	102,152
Investments (b)	630	11,779
Prepaid income taxes (a)	10,760	10,828
Income taxes receivable (a)	35,317	36,469
Other	16,570	17,273
	$254,357	$276,268

(a)	See Note 11, Income Taxes, for further discussion.

(b)
Retirement benefit assets are held to satisfy obligations related to certain retirement benefit plans, which provide benefits to eligible employees in Germany and the U.S. These include guaranteed investment contracts of $17,963 and $20,992 as of July 31, 2012 and July 31, 2011, respectively. The guaranteed investment contracts were established to pay for supplementary retirement benefits related to plans in Germany. The July 31, 2012 and July 31, 2011 consolidated balance sheets reflect related liabilities in the amounts of $57,363 and $55,859, respectively. Also included within retirement benefit assets is a benefits protection trust, with assets aggregating $77,935 and $81,160 as of July 31, 2012 and July 31, 2011, respectively. The trust was established for the primary purpose of satisfying certain supplemental post-employment benefit obligations in the U.S. for eligible executives in the event of a change of control of the Company. In addition to holding cash equivalents primarily to satisfy short-term cash requirements relating to benefit payments, the trust primarily invests in U.S. and Municipal government obligations, and debt obligations of corporations and financial institutions with high credit ratings. Contractual maturity dates of debt securities held by the trust range from 2012 to 2044. Such debt and equity securities are classified as available-for-sale and aggregated $75,795 and $79,979 as of July 31, 2012 and July 31, 2011, respectively. The July 31, 2012 and July 31, 2011 consolidated balance sheets reflect retirement benefit assets held in the trust of $74,601 and $76,000 that relate to retirement benefit liabilities of $128,979 and $100,157, respectively.

Included in investments at July 31, 2011 is the Company’s investment in Satair A/S (“Satair”) of $11,044. In fiscal year 2012, the Company sold its investment in Satair. For more detail on this transaction, refer to Note 2, Restructuring and Other Charges, Net.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following is a summary of the Company’s available-for-sale investments by category:

	Cost/ Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains
2012
Equity securities	$212	$206	$—	$(6)	$(6)
Debt securities:
Corporate	30,548	32,378	1,838	(8)	1,830
U.S. Treasury	8,049	8,610	562	(1)	561
Federal Agency	25,454	27,231	1,777	—	1,777
Mortgage-backed	6,129	6,392	290	(27)	263
Municipal government	1,000	1,004	4	—	4
	$71,392	$75,821	$4,471	$(42)	$4,429

2011
Equity securities	$2,381	$12,064	$9,683	$—	$9,683
Debt securities:
Corporate	30,239	32,020	1,814	(33)	1,781
U.S. Treasury	9,544	10,210	666	—	666
Federal Agency	28,042	29,404	1,362	—	1,362
Mortgage-backed	6,242	6,356	144	(30)	114
Municipal government	1,000	1,002	2	—	2
	$77,448	$91,056	$13,671	$(63)	$13,608

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
2012
Debt securities:
Corporate	$—	$—	$462	$8	$462	$8
Mortgage-backed	—	—	1,504	27	1,504	27
U.S. Treasury	589	1	—	—	589	1
Equity securities	27	6	—	—	27	6
	$616	$7	$1,966	$35	$2,582	$42

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
2011
Debt securities:
Mortgage-backed	1,502	30	—	—	1,502	30
Corporate	1,985	33	—	—	1,985	33
	$3,487	$63	$—	$—	$3,487	$63

The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the years ended July 31, 2012, July 31, 2011 and July 31, 2010:

	2012	2011	2010
Proceeds from sales	$35,973	$26,941	$15,375
Realized gross gains on sales	9,828	949	1,175
Realized gross losses on sales	55	21	38

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT

The Company has a commercial paper program under which the Company may issue up to $600,000 of unsecured commercial paper notes. The Company’s board of directors has authorized debt financings through the issuance of commercial paper plus borrowings under the Company’s senior revolving credit facility of up to a maximum aggregate amount outstanding at any time of $600,000.

As of July 31, 2012, the Company had $204,940 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s consolidated balance sheet. Commercial paper issuances during the year carried interest rates ranging between 0.37% and 0.53% and original maturities between 1 and 62 days.

Long-term debt consists of:

	2012	2011
Senior revolving credit facility, due in fiscal year 2015 (a)	$—	$—
5% Senior Notes, due in fiscal year 2020, net of discount (b)	373,428	373,228
Japanese Yen (“JPY”) denominated loan, due in fiscal year 2015 (c)	115,129	115,803
Other	2,602	3,434
Total long-term debt	491,159	492,465
Current portion	(453)	(511)
Long-term debt, net of current portion	$490,706	$491,954

(a)
On July 13, 2010, the Company entered into a five-year $500,000 unsecured senior revolving credit facility (the “Facility”) with a syndicate of banks, which expires on July 13, 2015. The Company terminated the existing $500,000 senior revolving credit facility, which was originally due in fiscal year 2011 (the “Prior Facility”). Simultaneous with entry into the Facility, the Company borrowed approximately $295,000, principally to: (1) redeem all $280,000 outstanding of the 6.00% Senior Notes originally due in fiscal year 2013 (the “Prior Notes”) and (2) pay a portion of the redemption premium on the Prior Notes of $28,268 (other funds were used to pay the balance of approximately $13,268). In connection with the Facility, the Company incurred deferred financing costs of $2,856, which are being amortized to interest expense over the term of the Facility. In addition, the Company wrote-off approximately $139 of unamortized deferred financing costs related to the Prior Facility, which has been reflected as a loss on the extinguishment of debt. Letters of credit outstanding against the Facility as of July 31, 2012 were approximately $7,493.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Borrowings under the Facility bear interest at either a variable rate based upon the London InterBank Offered Rate (U.S. dollar, British Pound, Euro, Swiss Franc and Japanese Yen borrowings) or the European Union Banking Federation Rate (Euro borrowings) or at the prime rate of the Facility Agent (U.S. dollar borrowing only).

The Facility contains customary affirmative and negative covenants, financial covenants, representations and warranties and events of defaults. The financial covenants are as follows:

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

In addition, the Facility includes other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of July 31, 2012, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness, and had no balances outstanding under the Facility.

(b)
On June 18, 2010, the Company issued $375,000 of publicly traded 5.00% Senior Notes, due 2020 (the “Notes”). After the closing of the Notes, the Company received proceeds (net of the discount on the Notes of $2,006 and underwriting fees of $2,438) of $370,556. The Company used the net proceeds from this offering principally (1) to repay its then outstanding balance on the Prior Facility, and (2) for general corporate purposes. The Prior Notes, originally due August 1, 2012, were fully redeemed in July 2010 after the satisfaction of a 30-day notice period. In connection with this redemption, the Company recorded a loss on extinguishment of debt totaling $31,374, primarily comprised of the aforementioned redemption premium and the recognition of previously deferred financing costs related to the Prior Notes. In connection with the Notes, the Company incurred deferred financing costs of $3,455, which are being amortized to interest expense over the term of the Notes.

The Notes are unsecured and unsubordinated obligations of the Company and rank pari passu to its other outstanding unsecured and unsubordinated indebtedness.

(c)
On May 26, 2010, the Company refinanced its loan of JPY 9 billion (approximately $115,129 as of July 31, 2012), which was originally due on June 20, 2010, to May 26, 2015. Under the new financing agreement, interest is fixed at a rate of 2.33%. Previously, the interest payments were at a variable rate based upon Yen LIBOR. The Company designated this borrowing as a non-derivative hedge of a portion of its net JPY investment in a Japanese subsidiary.

The aggregate annual maturities of long-term debt during fiscal years 2013 through 2017 are approximately as follows:

2013	$453
2014	403
2015	115,484
2016	359
2017	374

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Interest expense, net, for fiscal years 2012, 2011 and 2010 is comprised of:

	2012	2011	2010
Interest expense(i)	$28,704	$26,055	$19,910
Interest income	8,527	7,152	5,586
Interest expense, net	$20,177	$18,903	$14,324

(i)
For fiscal years 2012, 2011 and 2010, interest expense was increased/(reduced) by $1,653, $(485) and $(6,807), respectively, related to Income taxes payable. See Note 11, Income Taxes for further discussion.

The weighted average interest rates on notes payable at the end of fiscal years 2012 and 2011 were 0.48% and 0.38%, respectively. The weighted-average borrowing rate was 3.23% and 3.16% as of July 31, 2012 and July 31, 2011, respectively.

As of July 31, 2012, the Company had available unsecured credit facilities, totaling approximately $196,220, with $2,648 in compensating balances. These credit facilities provide the Company’s foreign subsidiaries with short-term liquidity and overdraft protection, and support various programs (such as guarantee, performance bond and warranty) mandated by customers. At July 31, 2012, there were no borrowings under these facilities; however, there was $68,656 of guarantees, performance bonds and warranties issued against these facilities.

NOTE 9 – FAIR VALUE MEASUREMENTS
The Company records certain of its financial assets and liabilities at fair value, which is the price that would be received to sell an asset or be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2012:

		Fair Value Measurements
	As of Jul. 31, 2012	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$4,684	$4,684	$—	$—
Available-for-sale securities:
Equity securities	206	206	—	—
Debt securities:
Corporate	32,378	—	32,378	—
U.S. Treasury	8,610	—	8,610	—
Federal Agency	27,231	—	27,231	—
Municipal government	1,004	—	1,004	—
Mortgage-backed	6,392	—	6,392	—
Derivative financial instruments:
Foreign exchange forward contracts	3,778	—	3,778	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	1,457	—	1,457	—

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value as of July 31, 2011:

		Fair Value Measurements
	As of Jul. 31, 2011	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$4,575	$4,575	$—	$—
Available-for-sale securities:
Equity securities	12,064	12,064	—	—
Debt securities:
Corporate	32,020	—	32,020	—
U.S. Treasury	10,210	—	10,210	—
Federal Agency	29,404	—	29,404	—
Municipal government	1,002	—	1,002	—
Mortgage-backed	6,356	—	6,356	—
Derivative financial instruments:
Foreign exchange forward contracts	1,456	—	1,456	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	478	—	478	—

The Company’s money market funds and equity securities are valued using quoted market prices and, as such, are classified within Level 1 of the fair value hierarchy.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The fair value of the Company’s investments in debt securities has been determined utilizing third party pricing services and verified by management. The pricing services use inputs to determine fair value which are derived from observable market sources including reportable trades, benchmark curves, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. These investments are included in Level 2 of the fair value hierarchy.

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

NOTE 10 – FINANCIAL INSTRUMENTS AND RISKS & UNCERTAINTIES

As of July 31, 2012, the Company had foreign currency forward contracts outstanding with notional amounts aggregating $517,124, whose fair values were a net asset of $2,321. As discussed in Note 8, Notes Payable and Long-term Debt, the Company refinanced its JPY 9 billion loan during the fourth quarter of fiscal year 2010. In conjunction with this refinancing, the previously existing variable to fixed rate interest rate swap that was used to lock in fixed cash outflows on its variable rate JPY 9 billion loan was settled. The Company used this swap to mitigate the associated risk of changes in market interest rates in Japan. As a result, the cumulative unrealized losses that were recorded in accumulated other comprehensive income were reclassified into earnings in fiscal year 2010. Under the new financing agreement, interest is at a fixed rate. The Company designated this borrowing as a non-derivative hedge of a portion of its net JPY investment in a Japanese subsidiary.

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

Foreign Exchange

a.	Derivatives Not Designated as Hedging Instruments
The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the twelve months ended July 31, 2012 and July 31, 2011 was $2,781,113 and $2,403,274, respectively.

b.	Cash Flow Hedges
The Company uses foreign exchange forward contracts for cash flow hedging on its future transactional exposure to the Euro due to changes in market rates to exchange Euros for British Pounds. The hedges cover a British subsidiary (British Pound functional) with Euro revenues and a Swiss subsidiary (Euro functional) with British Pound expenses. The probability of the occurrence of these transactions is high and our assessment is based on observable facts including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to lock the British Pound equivalent amount of Euro sales for the British subsidiary and the Euro equivalent amount of British Pound expenses for the Swiss subsidiary at the agreed upon exchange rates in the foreign exchange forward contracts. The notional amount of foreign currency forward contracts outstanding as of July 31, 2012 was $77,557 and cover certain monthly transactional exposures through July 2013. There were no cash flow hedges at July 31, 2011.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

c.	Net Investment Hedges
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

Interest Rates
At July 31, 2012 and July 31, 2011, there were no derivative instruments related to interest rates. See above regarding the settlement of the previously existing variable to fixed rate interest rate swap.

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
July 31, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$270	Other current liabilities	$—

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$3,508	Other current liabilities	$1,457
Total derivatives

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$115,129

	Asset Derivatives		Liability Derivatives
July 31, 2011	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Not applicable (“NA”)

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,456	Other current liabilities	$478
Total derivatives		$1,456		$478

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$115,803

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the years ended July 31, 2012 and July 31, 2011 are presented as follows:

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Jul. 31, 2012	Jul. 31, 2011	(Effective Portion)	Jul. 31, 2012	Jul. 31, 2011
Derivatives in cash flow hedging relationships
Foreign exchange forward contracts	$270	$—	Foreign exchange	$—	$—

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the twelve months ended July 31, 2012 and July 31, 2011.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the years ended July 31, 2012 and July 31, 2011 are presented as follows:

	Location of Loss Recognized in Earnings on Derivatives	Amount of Gain/(Loss) Recognized in Earnings on Derivatives
		Jul. 31, 2012	Jul. 31, 2011
Derivatives not designated as hedging relationships
Foreign exchange forward contracts	Selling, general and administrative expenses	$12,545	$(4,916)

The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the years ended July 31, 2012 and July 31, 2011 are presented as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Jul. 31, 2012	Jul. 31, 2011		Jul. 31, 2012	Jul. 31, 2011
Nonderivatives designated as hedging relationships
Net investment hedge	$432	$(7,448)	N/A	$—	$—

(b)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the years ended July 31, 2012 and July 31, 2011.

The credit risk related to the foreign exchange forwards is considered low because such instruments are entered into only with financial institutions having high credit ratings and are generally settled on a net basis.

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

NOTE 11 – INCOME TAXES

The components of earnings from continuing operations before income taxes are as follows:

	2012	2011	2010
Domestic operations	$63,018	$64,213	$(24,843)
Foreign operations	303,892	304,506	297,438
	$366,910	$368,719	$272,595

The provisions for income taxes consist of the following items:
Current:
Federal, state and local	$32,016	$2,779	$(3,353)
Foreign	63,042	76,231	78,471
	95,058	79,010	75,118
Deferred:
Federal, state and local	(7,187)	246	(3,050)
Foreign	(1,908)	10,266	(1,926)
	(9,095)	10,512	(4,976)
	$85,963	$89,522	$70,142

A reconciliation of the provisions for income taxes follows:

	2012	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign income and withholding taxes, net of U.S. foreign tax credits	(10.9)	(3.3)	(2.5)
Net unrecognized tax benefit adjustments	(0.8)	(6.8)	(7.7)
Tax credits	(0.4)	(1.0)	(0.2)
Other, net	0.5	0.4	1.1
Effective tax rate	23.4%	24.3%	25.7%

The rate impact for foreign income and withholding taxes, net of U.S. foreign tax credits, reflects the jurisdictional location of earnings, costs of certain repatriation decisions, and uncertain tax positions. The Company operates subsidiaries in Puerto Rico, Switzerland and Singapore which benefit from tax incentives. The Puerto Rico tax incentive grant provides that the Company’s manufacturing operations will be partially exempt from local taxes through the end of fiscal year 2013. The Company is in the final stages of negotiating a new tax incentive grant with Puerto Rico that is expected to extend similar benefits for an additional fifteen years. The Switzerland tax incentive grants provide that the Company’s profits will be partially exempt from local taxes. These grants expire between fiscal year 2018 and 2020. The Singapore tax incentive grant provides that the Company’s profits will be partially exempt from local taxes through the end of fiscal year 2019, with an opportunity to extend ten more years. These tax incentives as compared with the local statutory rates resulted in a reduction of tax expense from total operations amounting to $19,595 in 2012, $20,505 in 2011 and $4,903 in 2010.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The rate impact for net unrecognized tax benefit adjustments represents changes in the Company’s net liability for unrecognized tax benefits related to tax positions taken in prior-years, including changes in estimates, tax settlements, and lapses of applicable statutes of limitation. In the fourth quarter of fiscal year 2012, the Company reached a formal agreement with the Internal Revenue Service (“IRS”) resolving certain tax positions that are part of the income tax examination for fiscal years ended 2006 through 2008. As a result, the Company reversed $439 of previously recorded liabilities related to tax and penalties, as well as $4,003 related to interest ($2,549 net of income tax cost) that were accrued but not assessed as part of the IRS agreement. In fiscal year 2011, the Company reversed $22,829 of previously recorded liabilities related to tax and penalties, as well as $7,333 related to interest ($4,668 net of income tax cost) that were accrued but not assessed as part of the IRS audit of fiscal years 1999 through 2005. In May 2011, the IRS concluded its audit of these years, including the matter previously disclosed for those years in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K. In closing the audit, the IRS did not assess any penalties. In fiscal year 2011, $70,079 of current prepaid income tax has been reflected as a reduction of current income taxes payable and current interest payable. In fiscal year 2010, the Company reversed $20,602 of previously recorded liabilities related to tax and penalties, as well as $10,420 related to interest ($8,938 net of income tax cost) primarily related to the resolution of foreign tax audits and expiring foreign statutes of limitation for assessment of uncertain tax positions.

As of July 31, 2012, the Company has not provided deferred taxes on approximately $1,276,917 of undistributed foreign subsidiaries’ earnings because it intends to invest substantially all such earnings in its foreign operations indefinitely. The additional U.S. and non-U.S. income and withholding taxes that would arise on the reversal of the temporary differences could be offset, in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income taxes and withholding taxes that might be payable on the remaining pool of undistributed earnings if a reversal of temporary differences occurred.

The components of the net deferred tax asset at July 31, are as follows:

	2012	2011
Deferred tax asset:
Tax loss and tax credit carry-forwards	$67,428	$45,375
Inventories	25,331	22,476
Compensation and benefits	40,046	39,220
Environmental	4,354	5,616
Accrued expenses	29,514	27,123
Amortization	3,271	4,767
Net pensions	80,901	58,245
Other	31,688	31,393
Gross deferred tax asset	282,533	234,215
Valuation allowance	(20,536)	(22,814)
Total deferred tax asset	261,997	211,401
Deferred tax liability:
Amortization	(46,320)	(12,213)
Plant and equipment	(34,798)	(29,222)
Revenue recognition	(1,754)	(5,692)
Undistributed foreign earnings	(10,799)	(7,270)
Other	(2,817)	(4,096)
Total deferred tax liability	(96,488)	(58,493)
Net deferred tax asset	$165,509	$152,908

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheet at July 31:

	2012	2011
Other current assets	$80,259	$67,140
Other non-current assets	95,182	97,767
Accrued liabilities	(1,052)	(1,188)
Deferred income taxes	(8,880)	(10,811)
Total	$165,509	$152,908

As of July 31, 2012, the Company had available tax net operating loss and tax credit carry forwards subject to expiration as follows:

Year of Expiration	Operating Losses	Tax Credits
2013	$—	$337
2014-2022	4,311	29,894
2023-2032	21,308	5,211
Subtotal	25,619	35,442
Indefinite	74,809	817
Total	$100,428	$36,259

In addition, the Company has various state net operating loss carryforwards that expire in varying amounts through fiscal year 2032.

In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, management assesses the generation of sufficient taxable income from all sources, including the scheduled reversal of taxable temporary differences, tax-planning strategies and projected future operating income. To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. Based on these considerations, management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the July 31, 2012 valuation allowance.

The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits at July 31:

	2012	2011	2010
Beginning balance	$188,380	$227,256	$240,683
Increases for tax positions taken during the current year	40,413	51,327	31,645
Increases to tax positions taken in prior years	7,940	1,516	3,189
Decreases to tax positions taken in prior years	(1,945)	(13,998)	(31,344)
Settlements with tax authorities	(30,475)	(72,307)	(6,260)
Expiration of statutes of limitation	(4,885)	(8,662)	(6,785)
Translation and other	(4,599)	3,248	(3,872)
Ending balance	$194,829	$188,380	$227,256

Included in the balance of unrecognized tax benefits as of July 31, 2012, July 31, 2011, and July 31, 2010 are $137,413, $127,182, and $164,177, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

During the fiscal year ended July 31, 2012, the amount of gross unrecognized tax benefits increased primarily due to tax positions taken during the fiscal year, partially offset by the settlement of certain tax positions that are part of the IRS income tax examinations for fiscal years ended 2006 through 2008, the impact of foreign currency translation and the expiration of various foreign statues of limitations.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitation. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. As of July 31, 2012, the Company is subject to U.S. federal and state local income tax examinations for the fiscal tax years ended in 2006 through 2010, and to non-U.S. income tax examinations for the fiscal tax years ended in 2005 through 2009. During fiscal year 2012, the Company reclassified $57,126 of income taxes payables and $17,870 of interest payable from non-current liabilities to current liabilities, respectively, in anticipation of resolving certain income tax examinations.

Expenses for interest and penalties were offset by reversals resulting in net earnings in fiscal years 2012, 2011 and 2010 of $292, $15,376 and $8,992, respectively. The liability related to interest and penalties recorded at July 31, 2012 and July 31, 2011 was $25,314 and $29,652, respectively.

Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $27,503.

NOTE 12 – ACCRUED AND OTHER NON-CURRENT LIABILITIES

Accrued liabilities consist of the following:

	2012	2011
Payroll and related taxes	$132,024	$148,063
Customer advances	47,583	40,203
Benefits	19,594	18,549
Interest payable	20,441	7,257
Environmental remediation (a)	2,631	2,985
Deferred income taxes (d)	1,052	1,188
Other	157,141	76,240
	$380,466	$294,485

Other non-current liabilities consist of the following:

	2012	2011
Retirement benefits (b)	$279,610	$218,395
Interest payable – non-current	7,861	22,504
Deferred revenue (c)	5,205	7,359
Environmental remediation (a)	9,737	12,301
Other	22,046	14,224
	$324,459	$274,783

(a)	For further discussion regarding environmental remediation liabilities refer to Note 14, Contingencies and Commitments.

(b)	For discussion regarding retirement benefits refer to Note 13, Pension and Profit Sharing Plans and Arrangements.

(c)
On December 16, 2005, the Company sold the rights to its Americas commercial aerospace aftermarket distribution channel for the Company’s products for a ten-year period to Satair. The proceeds received for the distribution rights were recorded as deferred revenue and are being amortized as an increase to sales over the life of the distribution agreement.

(d)	See Note 11, Income Taxes, for further discussion.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 13 – PENSION AND PROFIT SHARING PLANS AND ARRANGEMENTS
 Defined Benefit Plans
The Company provides substantially all domestic and foreign employees with retirement benefits. Funding policy for domestic plans, which is primarily comprised of a cash balance pension plan, is in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”). For foreign plans, funding is determined primarily by local tax laws and other regulations. Pension costs charged to operations totaled $35,188, $37,133 and $28,541 in fiscal years 2012, 2011 and 2010, respectively (these amounts included $735, $728 and $769, of pension cost that have been recorded in discontinued operations in fiscal years 2012, 2011 and 2010, respectively).
 Pension Plan Results for Defined Benefit Plans
The following table reflects the change in benefit obligations, change in plan assets and funded status for these plans:

	U.S. Plans		Foreign Plans		Total
	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation - beginning of year	$261,491	$238,809	$390,619	$365,680	$652,110	$604,489
Curtailments and settlements	—	—	(5,112)	(8,832)	(5,112)	(8,832)
Service cost	8,924	8,058	4,726	5,260	13,650	13,318
Interest cost	12,722	12,264	18,100	18,495	30,822	30,759
Plan participant contributions	—	—	18	25	18	25
Plan amendments	1,428	4	1,082	(2,806)	2,510	(2,802)
Actuarial loss	48,856	14,425	20,679	3,492	69,535	17,917
Total benefits paid	(13,842)	(12,069)	(11,916)	(14,506)	(25,758)	(26,575)
Effect of exchange rates	—	—	(25,895)	23,811	(25,895)	23,811
Benefit obligation – end of year	319,579	261,491	392,301	390,619	711,880	652,110

Change in plan assets (a):
Fair value of plan assets – beginning of year	141,338	114,588	287,429	241,883	428,767	356,471
Curtailments and settlements	—	—	(4,861)	(8,832)	(4,861)	(8,832)
Actual return on plan assets	3,573	14,131	8,008	28,213	11,581	42,344
Company contributions	11,329	24,688	17,895	25,888	29,224	50,576
Plan participant contributions	—	—	18	25	18	25
Benefits paid from plan assets	(13,842)	(12,069)	(11,916)	(14,506)	(25,758)	(26,575)
Effect of exchange rates	—	—	(13,139)	14,758	(13,139)	14,758
Fair value of plan assets - end of year	142,398	141,338	283,434	287,429	425,832	428,767
Funded status (a)	$(177,181)	$(120,153)	$(108,867)	$(103,190)	$(286,048)	$(223,343)

Accumulated benefit obligation	$297,088	$240,430	$378,654	$377,910	$675,742	$618,340
Plans with accumulated benefit obligations in excess of plan assets consist of the following:
Accumulated benefit obligation	$297,088	$240,430	$375,177	$375,368	$672,265	$615,798
Projected benefit obligation	319,579	261,491	388,824	387,542	708,403	649,033
Plan assets at fair value	142,398	141,338	279,418	284,667	421,816	426,005

(a)
The Company has certain supplemental defined benefit plans, which provide benefits to eligible executives in the U.S. and employees abroad for which the above tables do not include certain Company assets relating to these plans of $74,420 and $75,012 for the U.S. plans and $17,963 and $20,992 for the foreign plans as of July 31, 2012 and July 31, 2011, respectively. Liabilities, included in the tables above, related to these plans were $128,798 and $99,169 for the U.S. plans and $57,363 and $55,859 for the foreign plans as of July 31, 2012 and July 31, 2011, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

	U.S. Plans		Foreign Plans		Total
	2012	2011	2012	2011	2012	2011
Amounts recognized in the balance sheet consists of:
Non-current assets	$—	$—	$538	$177	$538	$177
Current liabilities	(3,899)	(3,746)	(3,077)	(1,379)	(6,976)	(5,125)
Non-current liabilities	(173,282)	(116,407)	(106,328)	(101,988)	(279,610)	(218,395)
Net amount recognized	$(177,181)	$(120,153)	$(108,867)	$(103,190)	$(286,048)	$(223,343)

Net periodic benefit cost for the Company’s defined benefit pension plans includes the following components:

	U.S. Plans			Foreign Plans			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$8,924	$8,058	$7,954	$4,726	$5,260	$4,868	$13,650	$13,318	$12,822
Interest cost	12,722	12,264	12,213	18,100	18,495	17,684	30,822	30,759	29,897
Expected return on plan assets	(9,212)	(8,381)	(8,092)	(15,582)	(14,319)	(13,309)	(24,794)	(22,700)	(21,401)
Amortization of prior service cost	1,779	2,142	1,813	(93)	310	256	1,686	2,452	2,069
Amortization of actuarial loss	7,998	5,826	2,432	5,237	5,702	2,765	13,235	11,528	5,197
Gain/(loss) due to curtailments and settlements	—	—	—	589	1,776	(43)	589	1,776	(43)
Net periodic benefit cost	$22,211	$19,909	$16,320	$12,977	$17,224	$12,221	$35,188	$37,133	$28,541

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ending July 31, 2012 are as follows:

	U.S. Plans	Foreign Plans	Total
Net actuarial loss	$54,495	$28,253	$82,748
Recognized actuarial loss (including impact of curtailments and settlements)	(7,998)	(5,237)	(13,235)
Prior service cost	1,428	1,082	2,510
Recognized prior service (cost)/credit	(1,779)	93	(1,686)
Impact of curtailments and settlements	—	(841)	(841)
Effect of exchange rates on amounts included in accumulated other comprehensive income	—	(6,023)	(6,023)
Total recognized in other comprehensive (income)/loss, before tax effects	$46,146	$17,327	$63,473
Total recognized in other comprehensive (income)/loss, net of tax effects	$29,534	$13,079	$42,613
Total recognized in net periodic benefit cost and other comprehensive (income)/loss, before tax effects	$68,357	$30,304	$98,661
Total recognized in net periodic benefit cost and other comprehensive (income)/loss, net of tax effects	$43,749	$22,119	$65,868

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Amounts recognized in accumulated other comprehensive income (before tax effects) as of July 31, 2012 are as follows:

	U.S. Plans	Foreign Plans	Total
Prior service cost/(credit)	$9,162	$(524)	$8,638
Net loss	122,948	115,472	238,420
Total amounts recognized in accumulated other comprehensive income	$132,110	$114,948	$247,058

Amounts recognized in accumulated other comprehensive income (before tax effects) as of July 31, 2011 are as follows:

	U.S. Plans	Foreign Plans	Total
Prior service cost/(credit)	$9,513	$(1,716)	$7,797
Net loss	76,451	99,337	175,788
Total amounts recognized in accumulated other comprehensive income	$85,964	$97,621	$183,585

Amounts in accumulated other comprehensive income expected to be amortized as components of net periodic benefit cost during fiscal year 2013 are as follows:

	U.S. Plans	Foreign Plans	Total
Prior service cost/(credit)	$(1,620)	$67	$(1,553)
Net actuarial loss	$(9,738)	$(5,487)	$(15,225)

Plan Assumptions

The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost:

	U.S. Plans			Foreign Plans
	2012	2011	2010	2012	2011	2010
Assumptions used to determine benefit obligations
Discount rate	3.40%	5.00%	5.25%	4.10%	4.90%	5.00%
Rate of compensation increase	3.45%	4.61%	4.63%	3.18%	3.18%	3.00%
Assumptions used to determine net periodic benefit cost
Discount rate	5.00%	5.25%	6.00%	4.90%	5.00%	5.66%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%	5.88%	5.71%	5.92%
Rate of compensation increase	4.61%	4.63%	4.66%	3.18%	3.00%	3.01%

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Plan Assets and Investment Policies

The Company’s investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while preserving plan assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term return and risk. Plan assets are diversified across several investment managers and are generally invested in liquid funds that track broad market equity and bond indices. The target allocations for the plan assets (based on a weighted average) are 51% equity securities, 36% corporate and government securities, 13% to all other types of investments. Equity securities include investments in domestic and international companies. Fixed income securities include corporate bonds of companies from diversified industries and U.S. and foreign government treasury securities. Other types of investments include investments in a limited partnership, insurance contracts, commingled funds (which primarily represent investments in common collective trusts and fund of funds) and a longevity derivative which follow several different strategies. Plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations.

The following tables present, for each of the fair value hierarchy levels (as defined in Note 9, Fair Value Measurements) the Company’s U.S. and Foreign defined benefit net pension plan assets as of July 31, 2012 and July 31, 2011:

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

		Fair Value Measurements
	As of Jul. 31, 2012	Level 1	Level 2	Level 3
U.S. Plans
Assets
Investments
Equity securities	$74,115	$74,115	$—	$—
Debt securities:
Federal agency	3,567	—	3,567	—
Mortgage/ asset-backed	14,664	—	14,664	—
Corporate	17,015	—	17,015	—
U.S. Treasury	8,642	—	8,642	—
Other investments:
Limited partnership	9,634	—	—	9,634
Commingled funds	17,116	—	17,116	—
Total investments	144,753	74,115	61,004	9,634
Other receivables	1,006	1,006	—	—
Total assets	145,759	75,121	61,004	9,634
Liabilities
Payables	3,361	3,361	—	—
Total liabilities	3,361	3,361	—	—
Net U.S. pension assets	$142,398	$71,760	$61,004	$9,634
Foreign Plans
Cash equivalents	$7,871	$7,871	$—	$—
Equity securities	122,204	122,204	—	—
Debt securities:
Corporate	41,852	—	41,852	—
Government bonds	72,132	—	72,132	—
Other investments:
Commingled funds	19,106	—	8,196	10,910
Insurance contracts	12,180	—	—	12,180
Real estate funds	8,701	—	—	8,701
Total foreign pension assets	284,046	130,075	122,180	31,791
Liabilities
Longevity derivative	612	$—	$—	$612
Total liabilities	612	—	—	612
Net foreign pension assets	$283,434	$130,075	$122,180	$31,179
Total pension assets	$425,832	$201,835	$183,184	$40,813

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

		Fair Value Measurements
	As of Jul. 31, 2011	Level 1	Level 2	Level 3
U.S. Plans
Assets
Investments
Equity securities	$77,753	$77,753	$—	$—
Debt securities:
Federal agency	5,558	—	5,558	—
Mortgage/ asset-backed	12,856	—	12,856	—
Corporate	17,320	—	17,320	—
U.S. Treasury	6,846	—	6,846	—
Other investments:
Limited partnership	10,058	—	—	10,058
Commingled funds	13,168	—	13,168	—
Total investments	143,559	77,753	55,748	10,058
Other receivables	388	388	—	—
Total assets	143,947	78,141	55,748	10,058
Liabilities
Payables	2,609	2,609	—	—
Total liabilities	2,609	2,609	—	—
Net U.S. pension assets	$141,338	$75,532	$55,748	$10,058
Foreign Plans
Cash equivalents	$455	$455	$—	$—
Equity securities	126,137	126,137	—	—
Debt securities:	—	—	—	—
Corporate	41,544	—	41,544	—
Government bonds	46,414	—	46,414	—
Other investments:
Commingled funds	51,266	—	39,101	12,165
Insurance contracts	13,631	—	—	13,631
Real estate funds	8,617	—	—	8,617
Total foreign pension assets	288,064	126,592	127,059	34,413
Liabilities
Longevity derivative	635	—	—	635
Total liabilities	635	—	—	635
Net foreign pension assets	$287,429	$126,592	$127,059	$33,778
Total pension assets	$428,767	$202,124	$182,807	$43,836

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following tables present an analysis of changes during fiscal year 2012 and fiscal year 2011 in Level 3 plan assets, by plan asset class, for U.S. and Foreign pension plans using significant unobservable inputs to measure fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Limited partnership	Commingled funds	Insurance contracts	Real estate funds	Longevity derivative	Total
Beginning Balance at July 31, 2011	$10,058	$12,165	$13,631	$8,617	$(635)	$43,836
Actual return on plan assets:
Assets held, end of year	(399)	234	676	435	(3)	943
Assets sold during the period	(25)			—		(25)
Purchases, sales, and settlements, net	—	(841)	(170)	—		(1,011)
Exchange rate changes	—	(648)	(1,957)	(351)	26	(2,930)
Ending balance at July 31, 2012	$9,634	$10,910	$12,180	$8,701	$(612)	$40,813

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Limited partnership	Commingled funds	Insurance contracts	Real estate funds	Longevity derivative	Total
Beginning Balance at July 31, 2010	$6,794	$1,618	$12,309	$7,711	$—	$28,432
Actual return on plan assets:
Assets held, end of year	739	324	509	550	(619)	1,503
Assets sold during the period	25	—	—	—		25
Purchases, sales, and settlements, net	2,500	9,798	(725)	6		11,579
Exchange rate changes	—	425	1,538	350	(16)	2,297
Ending balance at July 31, 2011	$10,058	$12,165	$13,631	$8,617	$(635)	$43,836

The Plan’s investments in cash equivalents and equity securities are valued using quoted market prices and, as such, are classified within Level 1 of the fair value hierarchy.

The fair value of the Plan’s investments in debt securities, have been valued utilizing third party pricing services and verified by management. The pricing services use inputs to determine fair value which are derived from observable market sources including reportable trades, benchmark curves, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. These investments are included in Level 2 of the fair value hierarchy.

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Cash Flows
Management’s estimate of the Company’s cash requirements for the defined benefit plans for the year ending July 31, 2012 is $26,791. This is comprised of expected benefit payments of $6,936, which will be paid directly to plan participants from Company assets, as well as expected Company contributions of $19,855. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ from current estimates.

The following table provides the pension benefits expected to be paid to participants in the next ten fiscal years, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from plan assets:

Expected pension benefit payments
2013	$32,706
2014	26,297
2015	30,033
2016	31,255
2017	33,257
2018-2022	190,742

Defined Contribution Plans

The Company’s 401(k) and profit sharing plan covers substantially all domestic employees of the Company and its participating subsidiaries, other than those employees covered by a union retirement plan. The Plan provides that participants may voluntarily contribute a percentage of their compensation and the Company will make a matching contribution equal to 100% of the first 3% of each participant’s contributions. The expense associated with the plan for fiscal years 2012, 2011, and 2010 was $5,903, $5,964 and $6,010, respectively.

The Company and its subsidiaries also participate in defined contribution pension plans primarily for the benefit of certain foreign employees. The expense associated with these plans was $18,778, $14,764 and $12,178 for fiscal years 2012, 2011 and 2010, respectively.

NOTE 14 – CONTINGENCIES AND COMMITMENTS

With respect to the matters described below under the headings Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings, the Company has assessed the ultimate resolution of these matters and has reflected appropriate contingent liabilities and related insurance recoveries of an equal amount in the consolidated financial statements as of July 31, 2012.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Federal Securities Class Actions:

Four putative class action lawsuits were filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K. These lawsuits were filed between August 14, 2007 and October 11, 2007 in the U.S. District Court for the Eastern District of New York. By Order dated May 28, 2008, the Court consolidated the cases under the caption “In re Pall Corp,” No. 07-CV-3359 (E.D.N.Y.) (JS) (ARL), appointed a lead plaintiff and ordered that the lead plaintiff file a consolidated amended complaint. The lead plaintiff filed its consolidated amended complaint on August 4, 2008. The lead plaintiff sought to act as representative for a class consisting of purchasers of the Company’s stock between April 20, 2007, and August 2, 2007, inclusive. The consolidated amended complaint named the Company, its former chief executive officer and current chief financial officer as defendants and alleged violations of Section 10(b) and 20(a) of the Exchange Act, as amended, and Rule 10b-5 promulgated by the Securities and Exchange Commission. It alleged that the defendants violated these provisions of the federal securities laws by issuing materially false and misleading public statements about the Company’s financial results and financial statements, including the Company’s income tax liability, effective tax rate, internal controls and accounting practices. The plaintiffs seek unspecified compensatory damages, costs and expenses. The Company moved to dismiss the consolidated amended complaint on September 19, 2008, and filed its reply brief to the lead plaintiff’s opposition to the Company’s motion to dismiss on December 2, 2008. By Memorandum and Order dated September 21, 2009, the Court denied the Company’s motion to dismiss the consolidated amended complaint and granted the lead plaintiff leave to amend the consolidated amended complaint by filing a second amended complaint. On October 9, 2009, the Company moved for certification for interlocutory appeal, and the Court denied the motion by Memorandum and Order entered November 25, 2009. Discovery resumed during the fiscal year ended July 31, 2011.

During fiscal year 2012, the Company reached an agreement with the lead plaintiff to settle the consolidated putative securities class-action lawsuit. Under the terms of the settlement, the lawsuit will be dismissed with prejudice, and the Company and all individual defendants do not admit any liability and will receive a full and complete release of all claims asserted against them in the litigation, in exchange for the payment of an aggregate of $22,500. Of the monetary payment to be made on behalf of the Company and the individual defendants, substantially all will be funded from insurance proceeds. On August 20, 2012, the Court preliminarily approved the class action settlement and scheduled a fairness hearing for December 14, 2012, at which time it will decide whether to approve the final settlement.

Shareholder Derivative Lawsuits:

On October 5, 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County, relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K. These actions purported to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs alleged that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006 and the first three quarters of fiscal year 2007. The complaints sought unspecified compensatory damages on behalf of the Company, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints for failure to make a demand upon the Company’s board of directors, which motions were granted on April 30 and May 2, 2008. On September 19, 2008, the same two plaintiffs filed a derivative lawsuit in New York Supreme Court, Nassau County, which was served on the Company on September 26, 2008 (the “Saxton Derivative”). This action purports to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter. In addition, the plaintiffs allege that the board’s refusal of their demand to commence an action against the defendants was not made in good faith. The plaintiffs and the Company agreed to stay this proceeding pending resolution of the Company’s motion to dismiss in the federal securities class action lawsuit related to the tax matter after which resolution, the plaintiffs and the Company would agree to confer about a schedule for the defendants’ time to answer or otherwise respond to the complaint.

On September 21, 2009, the United States District Court for the Eastern District of New York denied the Company’s motion to dismiss the consolidated amended complaint in the federal securities class action lawsuit. The Company subsequently moved for certification for interlocutory appeal in the federal securities class action lawsuit, which the Court denied. As a result, the Saxton Derivative is no longer stayed.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

On November 13, 2008, a shareholder filed a derivative lawsuit in New York Supreme Court, Nassau County, against certain current and former directors and officers of the Company, and against the Company, as nominal defendant, which was served on the Company on December 4, 2008 (the “Hoadley Derivative”). The Hoadley Derivative action purports to bring similar claims as the Saxton Derivative. The plaintiffs and the Company agreed to an identical stay as in the Saxton Derivative, and like the Saxton Derivative, the Hoadley Derivative is no longer stayed.

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

The Company’s balance sheet at July 31, 2012 contains environmental liabilities of $12,368 which relate to the items discussed below. In the opinion of Company management, the Company is in substantial compliance with applicable environmental laws and regulatory orders and its accruals for environmental remediation are adequate at this time.

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

In February 2004, the Court instructed Gelman to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan (referred to as “Unit E”). Gelman submitted its Feasibility Study as instructed. The State also submitted its plan for remediating this area of contamination to the Court. On December 17, 2004, the Court issued its Order and Opinion Regarding Remediation and Contamination of the Unit E Aquifer (the “Order”) to address an area of groundwater contamination not addressed in the previously approved plan. Gelman is implementing the requirements of the Order.

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

On August 9, 2001, the State made a written demand for reimbursement of $227 it has allegedly incurred for groundwater monitoring. On October 23, 2006, the State made another written demand for reimbursement of these costs, which now total $494, with interest. In February 2007, the Company met with the State to discuss whether the State would be interested in a proposal for a “global settlement” to include, among other matters, the claim for past monitoring costs ($494). Despite attempts by the Company to resolve this matter, Michigan Department of Environmental Quality (“MDEQ”) management did not move the process forward. In 2011, a new director was appointed to the MDEQ Remediation Division. Gelman again engaged in discussions with the State with regard to this demand. In July 2012, the Company reached a tentative settlement of all monetary claims, including the stipulated penalties for a cost of $500. The settlement will also resolve similar future monitoring claims.

By letter dated June 15, 2007, the MDEQ claimed Gelman was in violation of the Consent Judgment and related work plans due to its failure to operate a groundwater extraction well in the Evergreen Subdivision at the approved minimum purge rate. The MDEQ sought to assess stipulated penalties. Gelman filed a Petition for Dispute Resolution with the Court on July 6, 2007 contesting these penalties. Prior to the hearing on Gelman’s petition, the parties met and the MDEQ agreed to waive these penalties in exchange for Gelman’s agreement to perform additional investigations in the area. The Court entered a Stipulated Order to this effect on August 7, 2007. Since then, Gelman has installed several monitoring wells requested by the State. Representatives of Gelman and the State met on December 10, 2007 to discuss the data obtained from these wells and to plan further investigative activities. On April 15, 2008, Gelman submitted two reports summarizing the results of the investigation to date. Gelman also submitted a “capture zone analysis” that confirmed that Gelman was achieving the cleanup objective for the Evergreen Subdivision system. On June 23, 2008, the State provided its response to these reports. The response also addressed outstanding issues regarding several other areas of the site. In its response, the State asked the Company to undertake additional investigation in the Evergreen Subdivision area and in other areas of the site to more fully delineate the extent of contamination. The State also asked the Company to capture additional contaminated groundwater in the Wagner Road area, near the Gelman property, unless the Company can show that it is not feasible to do so. Gelman proposed to the MDEQ several modifications to the Consent Judgment on August 1, 2008 and met with the MDEQ to discuss these modifications (and other outstanding issues) on September 15, 2008. The parties agreed that Gelman would prepare and submit to the MDEQ an outline for modifications to the existing Consent Judgment (and Administrative Orders) by October 15, 2008 and that the parties would meet thereafter to discuss. On April 29, 2009, the Court issued an order that sets forth a schedule for the various steps that must be taken to implement agreed upon modifications to the cleanup program. Pursuant to that schedule, the Company submitted its Comprehensive Proposal to Modify Cleanup Program (the “Proposal”) to the State on May 4, 2009. On June 15, 2009, the State refused to approve the Company’s Proposal. Pursuant to the Court-imposed schedule, the Company filed pleadings identifying areas of dispute and motions seeking approval of its Proposal on August 18, 2009. The MDEQ did not file any pleadings regarding the Company’s Proposal, but did file a motion to enforce the existing Consent Judgment that asks the Court to order the Company to undertake additional response activities with regard to certain portions of the site. The MDEQ’s motion does not seek monetary damages. The Court has not indicated the exact process by which it will resolve these disputes.

The State and the Company have met several times during fiscal years 2010, 2011 and 2012 in order to resolve the outstanding disputes. After almost two years of working with the MDEQ to revise the cleanup program, the Washtenaw County Circuit Court approved the third amendment to the Consent Judgment on March 8, 2011. The State and the Company are in the process of implementing the cleanup program required by the amendment.

In July of 2011, a Demand Letter from a neighboring landowner was sent to Gelman seeking compensation for diminution in value of approximately 144/154 acres of land resulting from inability to develop their land allegedly due to groundwater contamination emanating from Gelman’s Wagner Road facility. Gelman’s outside counsel has investigated the claim and believes there are barriers to development that are independent of the contamination issue. No lawsuit has been filed as yet and it is likely that the statute of limitations in this case has now been reached.

Based on the known situation, Company management has concluded that the current remediation reserve of $8,149 at July 31, 2012 is appropriate.

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

In July 2002, a Supplemental Contamination Assessment Plan and an Interim Remedial Action Plan (“IRAP”) were prepared by the Company’s consultants and submitted to the FDEP. A revised IRAP was submitted by the Company in December 2003, and it was accepted by the FDEP in January 2004. A Remedial Action Plan (“RAP”) was submitted by the Company to the FDEP in June 2004. Final approval by the FDEP of the Company’s RAP was received by the Company on August 26, 2006. Pursuant to the approved RAP, the Company began active remediation on the property. Extensive on-site remediation was done to address source area concentrations and eliminate free-phase product, which is required by FDEP.

On March 31, 2006, the FDEP requested that the Company investigate potential off-site migration of contaminants. Off-site contamination was identified and the FDEP was notified. On April 13, 2007, the FDEP reclassified the previously approved RAP as an Interim Source Removal Plan (“ISRP”) because a RAP can only be submitted after all contamination is defined.

Pursuant to FDEP requirements, the Company installed additional on-site and off-site monitoring wells during fiscal years 2006 through 2009. Additional monitoring wells were installed in fiscal year 2010 and monitoring results provided to the FDEP. The Company completed and submitted a Site Assessment Report (“SAR”) Addendum, summarizing the soil and groundwater contamination, delineation and remediation; the FDEP approved the SAR Addendum on May 24, 2012.

The Company submitted a RAP on October 1, 2012 in accordance to an approved schedule with the FDEP. The RAP describes a remedy identified as Risk Management Option III (“RMO III”). The FDEP has agreed with RMO III closure approach. Additional remediation at the site will be designed to satisfy the RMO III site closure requirements, which include (1) no free product contaminants, (2) shrinking or stable plumes, and (3) prevention of future exposure of the public or environment. The RMO III requires land use restrictions for those properties where contaminate concentrations exceed default values. The Company has secured restrictive covenants for the three properties immediate, down gradient and continues negotiation of additional restrictive covenants with the owners of two additional down gradient properties. A local law firm is assisting Company management during negotiations with the owners of adjacent properties regarding the restrictive covenants.

In the RAP, the Company proposes the use of groundwater extraction from several well locations. This effort will be designed to stabilize the plume, a requirement of the RMO III closure process. Once the contamination has been delineated and active remediation has stopped, groundwater sampling and analysis must continue for at least the legislative minimum of one year. After groundwater sampling is complete, a closure application will be submitted to FDEP.

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

In July 2007, NYSDEC commenced the OU-2 investigation at both the Photocircuits and Pall sites. The Company has retained an engineering consultant to oversee NYSDEC’s OU-2 work. NYSDEC’s OU-2 investigation is ongoing.

Effective August 14, 2010, the Company and the State entered into a Tolling Agreement pursuant to which the time between August 14, 2010 and January 31, 2012, or such date as the State files suit, will not be included when computing the statute of limitations applicable to the commencement of any action by the State in connection with claims and losses arising out of OU-2 or natural resource damages associated with OU-1 or OU-2. On January 30, 2012, the Company and the State entered into another Tolling Agreement extending the statute of limitations exclusion period concerning OU-2 through January 31, 2013.

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

Other Contingencies and Commitments:

The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. Other than those legal proceedings and claims discussed above, the Company did not have any current other legal proceedings and claims that would individually or in the aggregate have a reasonably possible materially adverse affect on its financial condition or operating results. As such, any reasonably possible loss or range of loss, other than those related to the legal proceedings discussed in this Note, is immaterial. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in several of these legal matters in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of July 31, 2012 and July 31, 2011 is immaterial to the financial position of the Company as is the change in the accrual for fiscal year 2012 to the Company’s consolidated results of operations, cash flows and financial position.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

As of July 31, 2012, the Company had surety bonds outstanding relating primarily to its long-term contracts with governmental agencies of approximately $160,040.

The Company and its subsidiaries lease office and warehouse space, automobiles, computers and office equipment. Rent expense from continuing operations for all operating leases amounted to approximately $35,319 in fiscal year 2012, $31,943 in fiscal year 2011 and $31,685 in fiscal year 2010. These amounts exclude $1,772, $1,919 and $1,916 for rent expense related to the discontinued operations for fiscal years 2012, 2011 and 2010. Future minimum rental commitments at July 31, 2012, for all non-cancelable operating leases with initial terms exceeding one year are $24,816 in 2013; $16,977 in 2014; $9,894 in 2015; $6,244 in 2016; $4,138 in 2017 and $5,745 thereafter.

The Company and its subsidiaries have various non-cancelable purchase commitments for goods or services with various vendors that have terms in excess of one year. Future purchase commitments at July 31, 2012, for the aforementioned purchase commitments are $41,723 in 2013; $7,765 in 2014; $894 in 2015, $794 in 2016, $696 in 2017 and $6,591 thereafter.

NOTE 15 – COMMON STOCK

Stock Repurchase Programs

On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. On September 26, 2011, the board authorized an additional $250,000. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. Total repurchases in fiscal year 2012 were 2,281 shares at an aggregate cost of $121,164, with an average price per share of $53.12. The aggregate cost of repurchases in fiscal years 2011 and 2010 was $149,907 (2,867 shares at an average price per share of $52.29) and $99,999 (2,720 shares at an average price per share of $36.76), respectively. As of July 31, 2012, $331,873 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

Stock Plans

The Company currently has four stock-based employee and director compensation award types (Stock Option, Restricted Stock Unit (“RSU”), Management Stock Purchase Plan (“MSPP”) and the Employee Stock Purchase Plan (“ESPP”)), which are described more fully below under the captions Stock Purchase Plans and Stock Option and Restricted Stock Unit Plans. The detailed components of stock-based compensation expense recorded in the consolidated statements of earnings for the years ended July 31, 2012, July 31, 2011 and July 31, 2010 are illustrated in the table below. Excluded from the table below is stock-based compensation expense included in discontinued operations for the years ended July 31, 2012, July 31, 2011 and July 31, 2010 of $(174), $506 and $436, respectively.

	July 31, 2012	July 31, 2011	July 31, 2010
Restricted stock units	$17,113	$12,404	$11,143
Stock options	6,356	5,253	4,795
Employee stock purchase plan (“ESPP”)	4,348	4,330	4,292
Management stock purchase plan (“MSPP”)	4,221	3,940	3,950
Total	$32,038	$25,927	$24,180

The following table illustrates the income tax effects related to stock-based compensation for the fiscal years:

	2012	2011	2010
Excess tax benefits in cash flows from financing activities	$7,757	$12,777	$2,671
Tax benefit recognized related to total stock-based compensation expense	8,755	8,457	7,159
Actual tax benefit realized for tax deductions from option exercises of stock-based payment arrangements	16,831	23,074	8,301

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following weighted average assumptions were used in estimating the fair value of stock options and ESPP shares granted during the fiscal years using a Black-Scholes-Merton option pricing formula. With respect to the ESPP, the values for fiscal year 2012 only related to the offering period from November 1, 2011 to April 30, 2012. Beginning with the offering period that started on May 1, 2012, the ESPP changed such that there is no longer a look-back option, and as such the calculation of fair value no longer involves a Black-Scholes-Merton calculation.

	2012	2011	2010
Stock Options
Weighted average fair value at grant date	$14.13	$15.78	$10.44
Valuation assumptions:
Expected dividend yield	2.0%	1.9%	2.0%
Expected volatility	38.6%	36.8%	35.2%
Expected life (years)	5	5	5
Risk-free interest rate	0.8%	1.8%	2.2%

	2012	2011	2010
ESPP Shares
Weighted average fair value at grant date	$13.06	$11.66	$8.28
Valuation assumptions:
Expected dividend yield	1.4%	1.5%	1.9%
Expected volatility	41.5%	31.4%	31.3%
Expected life (years)	½ year	½ year	½ year
Risk-free interest rate	0.1%	0.1%	0.2%

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

Stock Option and Restricted Stock Unit Plans
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
The fair value of the restricted unit awards are determined by reference to the closing price of the stock on the date of the award, and are charged to earnings over the service periods during which the awards are deemed to be earned; four years, in the case of units awarded to employees and upon grant, in the case of the annual award units to non-employee directors. The annual award units granted to non-employee directors of the Company (and any related dividends paid in the form of additional units) are converted to shares once the director ceases to be a member of the board of directors, other than for removal for cause. A total of 21 and 25 annual award units were granted during the years ended July 31, 2012 and July 31, 2011, respectively, with weighted-average fair market values of $58.02 and $49.81 per share, respectively. Restricted stock units granted to employees cliff-vest after the fourth anniversary of the date of grant. Dividends on unvested restricted stock units vest at the same time as the restricted units for which the dividends were recorded and are forfeitable if the participant does not vest in the original award.
A summary of restricted stock unit activity, excluding annual award units, for the 2005 Stock Plan and 2012 Stock Plan during the year ended July 31, 2012, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at August 1, 2011	1,219	$37.92
Granted	572	49.98
Vested	(273)	38.07
Forfeited	(108)	39.01
Nonvested at July 31, 2012	1,410	$42.70

As of July 31, 2012 there was $35,893 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan and 2012 Stock Plan, which is expected to be recognized over a weighted-average period of 3.0 years.

A summary of option activity for all stock option plans during the year ended July 31, 2012 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2011	2,443	$34.01
Granted	888	49.56
Exercised	(619)	29.80
Forfeited or Expired	(61)	42.01
Outstanding at July 31, 2012	2,651	$40.03	4.4	$38,230
Expected to vest at July 31, 2012	1,393	$45.54	5.7	$13,523
Exercisable at July 31, 2012	1,233	$33.53	2.9	$24,609

As of July 31, 2012, there was $13,404 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 3.1 years. The total intrinsic value of options exercised during the years ended July 31, 2012, July 31, 2011 and July 31, 2010 was $17,326, $39,583 and $5,628, respectively. The intrinsic value is the result of multiplying shares by the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Stock Purchase Plans

During fiscal year 2000, the Company’s shareholders approved two stock purchase plans, the MSPP and the ESPP. Participation in the MSPP is limited to certain executives as approved by the compensation committee of the board of directors, which also established common stock ownership targets for participants. Participation in the ESPP is available to substantially all employees that are not included in the MSPP, except for named executive officers who cannot participate in either plan.

The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which cliff vest after four years. Such restricted units aggregated 934 and 973 as of July 31, 2012 and July 31, 2011, respectively. As of July 31, 2012, there was $6,990 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 2.8 years.

The following is a summary of MSPP activity during the fiscal years:

	2012	2011	2010
Deferred compensation and cash contributions	$5,336	$4,351	$3,232
Fair value of restricted stock units vested	$3,950	$4,095	$3,853
Vested units distributed	205	176	200

For the offering periods ending October 31, 2011 and April 30, 2012, the ESPP enabled participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. Effective with the offering period beginning on May 1, 2012, the ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the market price at the end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. For the years ended July 31, 2012, July 31, 2011 and July 31, 2010, the Company issued 470, 512 and 619 shares at an average price of $43.02, $35.09 and $24.59, respectively, related to the ESPP.

All plans provide for accelerated vesting if there is a change in control (as defined in, and subject to the terms and conditions of, the plans). All of the above shares were issued from treasury stock.

As of July 31, 2012, approximately 5,164 shares of common stock of the Company were reserved for stock-based compensation plans (approximately 1,934 shares are reserved for vested awards and approximately 3,230 shares are reserved for unvested awards). The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.

NOTE 16 – INCENTIVE COMPENSATION PLANS

The plans provide additional compensation to officers and key employees of the Company and its subsidiaries based upon the achievement of specified goals. The compensation committee of the board of directors establishes the goals on which the Company’s executive officers are compensated, and management establishes the goals for other covered employees. The aggregate amounts charged to expense in connection with the plans were $30,243, $32,328 and $27,350 for fiscal years 2012, 2011 and 2010, respectively.

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

The Company has elected to report comprehensive income in the consolidated statements of stockholders’ equity. The changes in the components of other comprehensive income (loss) are as follows:

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

	Pretax Amount	Tax Effect	Net Amount
2012
Foreign currency translation	$(107,749)	$(2,066)	$(109,815)
Pension liability adjustment	(63,473)	20,860	(42,613)
Unrealized investment gains/(losses), net of reclassification adjustment (a)	(9,180)	3,284	(5,896)
Unrealized gains/(losses) on derivatives	270	—	270
Other comprehensive gain/(loss)	$(180,132)	$22,078	$(158,054)

2011
Foreign currency translation	$101,553	$8,676	$110,229
Pension liability adjustment	14,560	(3,814)	10,746
Unrealized investment gains/(losses) (a)	6,368	(2,292)	4,076
Other comprehensive gain/(loss)	$122,481	$2,570	$125,051

2010
Foreign currency translation	$(31,167)	$1,401	$(29,766)
Pension liability adjustment	(34,519)	10,919	(23,600)
Unrealized investment gains/(losses), net of reclassification adjustment (a)	2,692	(691)	2,001
Unrealized gains/(losses) on derivatives	688	(244)	444
Other comprehensive gain/(loss)	$(62,306)	$11,385	$(50,921)

(a)	The unrealized gains (losses) on available-for-sale securities, net of related taxes, consisted of the following:

	2012	2011	2010
Net unrealized gains/(losses) arising during the period, net of tax (expense)/benefit of $(260), $(2,292), and $(691) in 2012, 2011 and 2010, respectively	$56	$4,076	$4,880
Reclassification adjustment for gain included in net earnings	(5,952)	—	(2,879)
Other comprehensive income	$(5,896)	$4,076	$2,001

NOTE 18 – SEGMENT INFORMATION AND GEOGRAPHIES

The Company serves customers through two global businesses: Life Sciences and Industrial.

The Life Sciences business group is focused on developing, manufacturing and selling products to customers in the Medical, BioPharmaceuticals and Food & Beverage markets. The Industrial business group is focused on developing, manufacturing and selling products to customers in the Process Technologies, Aerospace and Microelectronics markets. The chief executive officer manages the Company and makes key decisions about the allocation of Company resources based on the two businesses. The Company’s reportable segments, which are also its operating segments, consist of its two businesses, Life Sciences and Industrial.

The Business Groups are supported by shared facilities and personnel (“Shared Services Group”) in the Company’s subsidiaries that sell into both Life Sciences and Industrial markets. The Shared Services Group and Corporate Services Group facilitate the Company’s corporate governance and business activities globally. Expenses associated with the Corporate Services Group, as well as interest expense, net, the provision for income taxes and restructuring and other charges are excluded from the measurement and evaluation of the profitability of the Company’s reportable segments.

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

SEGMENT INFORMATION:	2012	2011	2010
SALES:
Life Sciences	$1,253,594	$1,184,142	$1,021,582
Industrial	1,418,062	1,333,053	1,164,097
Total	$2,671,656	$2,517,195	$2,185,679
OPERATING PROFIT:
Life Sciences	319,312	292,503	234,130
Industrial	198,747	182,749	155,377
Total segment profit	518,059	475,252	389,507
Corporate Services Group	64,114	61,125	53,411
Operating profit	453,945	414,127	336,096
ROTC	66,858	26,505	17,664
Interest expense, net	20,177	18,903	14,324
Loss on extinguishment of debt	—	—	31,513
Earnings before income taxes from continuing operations	$366,910	$368,719	$272,595
DEPRECIATION AND AMORTIZATION:
Life Sciences	$55,489	$47,895	$44,898
Industrial	45,419	38,585	36,922
Subtotal	100,908	86,480	81,820
Corporate Services Group	2,479	2,239	1,824
Total depreciation and amortization from continuing operations	$103,387	$88,719	$83,644
CAPITAL EXPENDITURES:
Life Sciences	$47,694	$55,313	$59,882
Industrial	26,227	41,361	32,175
Subtotal	73,921	96,674	92,057
Corporate/Shared Services Groups	84,988	64,097	44,256
Total	$158,909	$160,771	$136,313
IDENTIFIABLE ASSETS:
Life Sciences	$1,274,036	$1,097,616	$1,068,697
Industrial	955,541	1,011,778	903,740
Subtotal	2,229,577	2,109,394	1,972,437
Corporate/Shared Services Groups	1,118,315	1,123,022	1,026,775
Total	$3,347,892	$3,232,416	$2,999,212
GEOGRAPHIC INFORMATION:
SALES:
Americas	$839,984	$779,763	$655,388
Europe	1,022,952	995,521	889,233
Asia	808,720	741,911	641,058
Total	$2,671,656	$2,517,195	$2,185,679

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

SEGMENT INFORMATION:	2012	2011	2010
IDENTIFIABLE ASSETS:
Americas	$1,318,312	$1,108,943	$1,098,019
Europe	644,721	695,297	621,959
Asia	350,510	375,283	304,671
Eliminations	(83,966)	(70,129)	(52,212)
Subtotal	2,229,577	2,109,394	1,972,437
Corporate/Shared Services Groups	1,118,315	1,123,022	1,026,775
Total	$3,347,892	$3,232,416	$2,999,212
Sales by the Company’s U.S. operations to unaffiliated customers totaled approximately $733,000, $709,000 and $599,000 in fiscal years 2012, 2011 and 2010, respectively. Included therein are export sales of approximately $41,000, $56,000 and $43,000 in fiscal years 2012, 2011 and 2010, respectively. Sales by the Company’s subsidiaries in the Eurozone amounted to approximately $723,000, $689,000 and $631,000 in fiscal years 2012, 2011 and 2010, respectively. No country in the Eurozone was individually material as a percentage of total Company sales in fiscal years 2012, 2011 and 2010. Sales by the Company’s subsidiary in Japan amounted to approximately $259,000, $248,000 and $221,000 in fiscal years 2012, 2011 and 2010, respectively. The Company considers its foreign operations to be of major importance to its future growth prospects. The risks related to the Company’s foreign operations include the local political and regulatory developments as well as the global and regional economic climate.
NOTE 19 – DISCONTINUED OPERATIONS
On April 28, 2012, the Company entered into an asset purchase agreement (“APA”) to sell certain assets of its blood collection, filtration and processing product line (the “Product Line”) to Haemonetics Corporation (“Haemonetics”) for approximately $550,000. The transaction involved the transfer of manufacturing facilities and equipment in Covina, California; Tijuana, Mexico; Ascoli, Italy and a portion of the Company’s operations in Fajardo, Puerto Rico. In addition to the manufacturing facilities and related equipment, the Company transferred Product Line related inventory and intangible assets. Haemonetics also assumed certain employee-related liabilities. The sale closed on August 1, 2012, and approximately 1,400 employees transitioned to Haemonetics at that time.
Separate from these manufacturing facilities, the Company also agreed to transfer related blood media manufacturing capabilities and assets to Haemonetics. The transfer of the related media lines is expected to be completed by calendar year 2016. Until that time, the Company will provide these media products to Haemonetics under a supply agreement. Under the terms of the APA, approximately $535,000 will be paid upon closing, with the balance of the purchase price payable upon the Company’s delivery of the aforementioned blood media manufacturing capability and related assets. Final determination of cash proceeds, gain on sale and tax impact are subject to working capital and certain other adjustments and final allocation of proceeds by jurisdiction.
The Product Line, which was a component of the Company’s Life Sciences segment, met the criteria for discontinued operations and held for sale presentation during the third quarter of fiscal year 2012 and has been reported as a discontinued operation in the Company’s condensed consolidated financial statements. The Company did not allocate any portion of the Company’s interest expense to discontinued operations.
The key components of discontinued operations for the three years ended July 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Net sales	$230,826	$223,721	$216,253

Earnings from discontinued operations before income taxes	$55,684	$50,803	$55,126
Provision for income taxes	17,322	14,504	16,331
Earnings from discontinued operations, net of income taxes	$38,362	$36,299	$38,795
Included in earnings from discontinued operations before income taxes above are external costs of $9,150 for the year ended July 31, 2012, incurred in connection with the planned sale of the Product Line.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

As of July 31, 2012 and July 31, 2011, the aggregate components of assets and liabilities classified as held for sale in the consolidated balance sheet as of July 31, 2012 consisted of the following:

Jul 31, 2012
Inventory	$40,090
Prepaid expenses and other current assets	1,883
Total current assets	$41,973

Property, plant and equipment	$75,506
Goodwill	18,514
Intangible assets	524
Other non-current assets	—
Total non-current assets	$94,544
Total assets	$136,517

Total liabilities	$2,643

NOTE 20 – ACQUISITION
On March 1, 2012 (the “Closing Date”), the Company acquired 100% of the outstanding capital stock of ForteBio®, Inc. (“ForteBio”), a privately held provider of advanced analytical systems that accelerate the discovery and development of biotech drugs. ForteBio’s portfolio of analytical solutions allows researchers to measure proteins in real time without the aid of fluorescent, radio or calorimetric labels or markers that can contaminate samples. This enables significantly easier, faster and better characterization of drug candidates, which can help improve process development and speed time to market. As such, this will complement the Company’s existing microbiological monitoring platforms. On the Closing Date, the Company paid a cash purchase price of approximately $142,132, net of cash acquired. Pall ForteBio Corp., the new company, is headquartered in Menlo Park, California, and has wholly owned subsidiaries in London, England and Shanghai, China. This acquisition did not have a material impact on the Company’s financial position or results of operations as of and for the year ended July 31, 2012.
The transaction was funded with available cash and borrowings under the Company’s commercial paper program. Tangible and intangibles assets acquired and liabilities assumed were recognized based upon their estimated fair values at the Closing Date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of March 1, 2012.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Purchase price	$157,811
Cash acquired	15,679
Purchase price, net of cash acquired	142,132

Accounts receivable	2,477
Inventories	4,200
Other current assets	6,079
Property plant and equipment	1,277
Intangible assets	86,300
Non-current deferred tax assets	8,997
Other non-current assets	110
Total identifiable assets acquired. net of cash acquired	109,440

Deferred tax liabilities	31,681
Other non-current liabilities	3,371
Liabilities assumed	35,052
Goodwill (excess cost over value of net assets acquired)	$67,744
The results of ForteBio for the period from the Closing Date are included in the accompanying condensed consolidated financial statements and reported in the Life Sciences segment results in Note 18, Segment Information and Geographies. Assuming this transaction had been made at the beginning of fiscal year 2011, the consolidated pro forma results would not be materially different from reported results.

NOTE 21 – SUBSEQUENT EVENT
As discussed in Note 19, Discontinued Operations, the Company closed the sale of its blood collection, filtration and processing product line on August 1, 2012. Further details of this transaction can be found in Note 19, Discontinued Operations.

PALL CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Additions to Reserve	Write-offs	Translation / Other Adjustments	Balance at End of Year
Allowance for doubtful accounts:
Year Ended:
July 31, 2012	$8,383	$3,387	$(1,103)	$1,066	$11,733
July 31, 2011	$10,804	$1,455	$(3,471)	$(405)	$8,383
July 31, 2010	$10,602	$1,349	$(825)	$(322)	$10,804