Form 10-Q
period 2012-10-31
PALL CORP
filed 2012-12-07
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of November 30, 2012 was 111,091,438.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Oct 31, 2012	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$909,680	$500,274
Accounts receivable	603,771	655,436
Inventory	398,641	364,766
Prepaid expenses	44,621	40,814
Other current assets	140,119	154,650
Assets held for sale	—	136,517
Total current assets	2,096,832	1,852,457
Property, plant and equipment	771,242	750,993
Goodwill	341,647	338,941
Intangible assets	147,339	151,144
Other non-current assets	163,368	254,357
Total assets	$3,520,428	$3,347,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$130,009	$204,940
Accounts payable	161,629	184,868
Accrued liabilities	322,027	380,466
Income taxes payable	67,577	57,422
Current portion of long-term debt	465	453
Dividends payable	28,403	23,979
Total current liabilities	710,110	852,128
Long-term debt, net of current portion	488,683	490,706
Income taxes payable – non-current	167,074	161,684
Deferred taxes and other non-current liabilities	351,752	333,339
Total liabilities	1,717,619	1,837,857

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	277,572	271,489
Retained earnings	2,149,033	1,840,926
Treasury stock, at cost	(607,026)	(552,215)
Stock option loans	(54)	(54)
Accumulated other comprehensive income/(loss):
Foreign currency translation	131,415	97,663
Pension liability adjustment	(163,256)	(164,444)
Unrealized investment gains	4,011	3,604
Unrealized gains/(losses) on derivatives	(1,682)	270
	(29,512)	(62,907)
Total stockholders’ equity	1,802,809	1,510,035
Total liabilities and stockholders’ equity	$3,520,428	$3,347,892

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	Oct 31, 2012	Oct 31, 2011
Net sales	$627,600	$651,262
Cost of sales	300,517	315,910
Gross profit	327,083	335,352

Selling, general and administrative expenses	195,965	208,180
Research and development	22,575	19,521
Restructuring and other charges, net	4,274	22,984
Interest (income)/expense, net	(568)	5,945
Earnings from continuing operations before income taxes	104,837	78,722
Provision for income taxes	15,672	19,070
Net earnings from continuing operations	$89,165	$59,652
Earnings from discontinued operations, net of income taxes	$250,307	$9,803
Net earnings	$339,472	$69,455

Earnings per share from continuing operations:
Basic	$0.78	$0.52
Diluted	$0.77	$0.51
Earnings per share from discontinued operations:
Basic	$2.18	$0.08
Diluted	$2.15	$0.08
Earnings per share:
Basic	$2.96	$0.60
Diluted	$2.92	$0.59

Dividends declared per share	$0.250	$0.175

Average shares outstanding:
Basic	114,589	115,824
Diluted	116,097	117,224

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	Oct 31, 2012	Oct 31, 2011

Net earnings	$339,472	$69,455
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation	33,752	(24,132)
Pension liability adjustment	1,188	4,231
Unrealized investment gains/(losses)	407	(6,148)
Unrealized gains/(loss) on derivatives	(1,952)	—
Total other comprehensive income/(loss), net of income taxes	$33,395	$(26,049)
Comprehensive income	$372,867	$43,406

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	Oct 31, 2012	Oct 31, 2011
Operating activities:
Net cash provided by operating activities	$38,958	$78,356

Investing activities:
Capital expenditures	(23,477)	(56,649)
Acquisition of businesses	—	(28,000)
Purchases of retirement benefit assets	(15,747)	(12,241)
Proceeds from retirement benefit assets	15,220	9,675
Proceeds from sale of assets	535,680	19,837
Other	(617)	(1,798)
Net cash provided/(used) by investing activities	511,059	(69,176)

Financing activities:
Notes payable	(74,931)	(70,008)
Dividends paid	(23,979)	(20,125)
Long-term borrowings	17	52
Repayments of long-term debt	(120)	(141)
Net proceeds from stock plans	13,528	9,759
Purchase of treasury stock	(75,000)	—
Excess tax benefits from stock-based compensation arrangements	4,779	532
Net cash used by financing activities	(155,706)	(79,931)
Cash flow for period	394,311	(70,751)
Cash and cash equivalents at beginning of year	500,274	557,766
Effect of exchange rate changes on cash and cash equivalents	15,095	(11,621)
Cash and cash equivalents at end of period	$909,680	$475,394
Supplemental disclosures:
Interest paid	$11,004	$1,304
Income taxes paid (net of refunds)	49,039	29,379

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
The condensed consolidated financial information of Pall Corporation and its subsidiaries (hereinafter collectively called the “Company”) included herein is unaudited. Such information reflects all adjustments of a normal recurring nature, which are, in the opinion of Company management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (“2012 Form 10-K”). Certain prior year amounts have been reclassified to conform to the current year presentation.
As discussed in Note 16, Discontinued Operations, on August 1, 2012, the Company sold certain assets of its blood collection, filtration and processing product line, which was a component of the Company’s Life Sciences segment, and met the criteria for discontinued operations and held for sale presentation during the third quarter of fiscal year 2012. As such, it has been reported as a discontinued operation in the Company’s condensed consolidated financial statements for all periods presented.

NOTE 2 – BALANCE SHEET DETAILS
The following tables provide details of selected balance sheet items:

	Oct 31, 2012	July 31, 2012
Accounts receivable:
Billed	$516,178	$584,449
Unbilled	99,722	82,720
Total	615,900	667,169
Less: Allowances for doubtful accounts	(12,129)	(11,733)
	$603,771	$655,436
Unbilled receivables principally relate to revenues accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

	Oct 31, 2012	July 31, 2012
Inventory:
Raw materials and components	$98,129	$86,659
Work-in-process	97,826	92,427
Finished goods	202,686	185,680
	$398,641	$364,766

Property, plant and equipment:
Property, plant and equipment	$1,660,512	$1,608,718
Less: Accumulated depreciation and amortization	(889,270)	(857,725)
	$771,242	$750,993

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill, allocated by reportable segment.

	Oct 31, 2012	July 31, 2012
Life Sciences	$180,172	$178,359
Industrial	161,475	160,582
	$341,647	$338,941
Intangible assets, net, consist of the following:

	Oct 31, 2012
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$127,662	$68,530	$59,132
Customer-related intangibles	94,803	16,222	78,581
Trademarks	13,201	5,555	7,646
Other	4,447	2,467	1,980
	$240,113	$92,774	$147,339

	July 31, 2012
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$125,938	$65,262	$60,676
Customer-related intangibles	93,901	13,323	80,578
Trademarks	13,104	5,269	7,835
Other	5,179	3,124	2,055
	$238,122	$86,978	$151,144
The changes in both goodwill and intangible assets relate to the impact of changes in foreign exchange rates used to translate the goodwill and intangible assets contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.
Amortization expense from continuing operations for intangible assets for the three months ended October 31, 2012 and October 31, 2011 was $5,278 and $4,147, respectively (excluded is amortization expense included in discontinued operations for the three months ended October 31, 2011 of $45) . Amortization expense is estimated to be approximately $14,017 for the remainder of fiscal year 2013, $17,499 in fiscal year 2014, $15,645 in fiscal year 2015, $14,384 in fiscal year 2016, $14,304 in fiscal year 2017 and $14,185 in fiscal year 2018.

NOTE 4 – TREASURY STOCK
On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. On September 26, 2011, the board authorized an additional expenditure of $250,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. Total repurchases in the first quarter of fiscal year 2013 were 1,177 shares at an aggregate cost of $75,000, with an average price per share of $63.75. As of October 31, 2012, $256,873 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.
During the three months ended October 31, 2012, 540 shares were issued under the Company’s stock-based compensation plans. At October 31, 2012, the Company held 14,407 treasury shares.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 5 – CONTINGENCIES AND COMMITMENTS
The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. Other than those legal proceedings and claims discussed in the 2012 Form 10-K, the Company did not have any other current legal proceedings and claims that would individually or in the aggregate have a reasonably possible material adverse effect on its financial condition or operating results. As such, any reasonably possible loss or range of loss, other than those legal proceedings discussed in this note and in the 2012 Form 10-K, is immaterial. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in several of these legal matters in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
Environmental Matters:
The Company’s condensed consolidated balance sheet at October 31, 2012 includes liabilities for environmental matters of approximately $11,405, which relate primarily to the environmental proceedings discussed in the 2012 Form 10-K. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

NOTE 6 – RESTRUCTURING AND OTHER CHARGES, NET
The following tables summarize the restructuring and other charges (“ROTC”) recorded for the three months ended October 31, 2012 and October 31, 2011:

	Three Months Ended Oct 31, 2012
	Restructuring (1)	Other (Gains)/ Charges (2)	Total
Severance benefits	$3,279	$—	$3,279
Loss on sale of assets	43	—	43
Professional fees and other costs, net of receipt of insurance claim payments	443	699	1,142
Reversal of excess restructuring reserves	(190)	—	(190)
	$3,575	$699	$4,274

Cash	$3,532	$699	$4,231
Non-cash	43	—	43
	$3,575	$699	$4,274

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended Oct 31, 2011
	Restructuring (1)	Other (Gains)/ Charges (2)	Total
Severance benefits and other employment contract obligations	$25,408	$7,970	$33,378
Gain on sale of assets	(1,515)	(9,196)	(10,711)
Professional fees and other costs, net of receipt of insurance claim payments	775	(412)	363
Reversal of excess restructuring reserves	(46)	—	(46)
	$24,622	$(1,638)	$22,984

Cash	$24,622	$(3,806)	$20,816
Non-cash (a)	—	2,168	2,168
	$24,622	$(1,638)	$22,984
(a) Reflects non-cash stock based compensation expense.
(1) Restructuring:
Restructuring charges recorded in the three months ended October 31, 2012 reflect the expenses incurred in connection with the Company’s structural cost improvement initiatives impacting both segments as well as the Corporate Services Group.
Restructuring charges recorded in the three months ended October 31, 2011 reflect the expenses incurred in connection with the Company’s cost reduction initiatives, primarily in the Industrial segment. Restructuring charges in the three months ended ended October 31, 2011 also includes a gain on the divestiture of a non-strategic asset group.
(2) Other (Gains) / Charges:
Severance benefits and other employment contract obligations:
In the three months ended October 31, 2011, the Company recorded charges related to certain employment contract obligations.
Gain on sale of assets:
The three months ended October 31, 2011 includes a gain of $9,196 on the sale of the Company’s investment in Satair A/S.
Professional fees and other:
In the three months ended October 31, 2012 and October 31, 2011, the Company recorded legal and other professional fees related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 14, Contingencies and Commitments in the 2012 Form 10-K) which pertain to matters that had been under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). The receipt of insurance claim payments offset the majority of the costs discussed above in the three months ended October 31, 2012 and more than offset such costs in the three months ended and October 31, 2011.
The three months ended October 31, 2012 also includes a loss related to a fire at a manufacturing facility.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table summarizes the activity related to restructuring liabilities recorded for the Company's structural cost improvement initiatives and Industrial cost reduction initiatives which began in fiscal year 2012:

	Severance	Other	Total

Original charge	$61,852	$3,448	$65,300
Utilized	(27,365)	(2,798)	(30,163)
Translation	(123)	(47)	(170)
Balance at Jul 31, 2012	$34,364	$603	$34,967
Additions	3,279	443	3,722
Utilized	(8,143)	(545)	(8,688)
Reversal of excess reserves	(169)	(19)	(188)
Translation	272	10	282
Balance at Oct 31, 2012	$29,603	$492	$30,095
Excluded from the table above are restructuring liabilities relating to restructuring plans initiated in fiscal years 2009 and 2010. At October 31, 2012, the balance of these liabilities was $644.

NOTE 7 – INCOME TAXES
The Company's effective tax rate on continuing operations for the three months ended October 31, 2012 and October 31, 2011 was 14.9% and 24.2%, respectively. For the three months ended October 31, 2012, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and a net tax benefit of $7,757 primarily from the resolution of a U.S. tax audit partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings. For the three months ended October 31, 2011, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations.
During the three months ended October 31, 2012, the Company reached a final agreement with the Internal Revenue Service (“IRS”) resolving the outstanding tax positions for fiscal years ended 2006 through 2008. As a result, the Company reversed $10,193 of previously recorded liabilities related to tax and penalties, as well as $6,704 related to interest ($4,268 net of income tax cost) that were accrued but not assessed as part of the IRS agreement.
At October 31, 2012 and July 31, 2012, the Company had gross unrecognized income tax benefits of $176,920 and $194,829, respectively. During the three months ended October 31, 2012, the amount of gross unrecognized tax benefits decreased by $17,909, primarily due to the settlement of the IRS income tax examinations for fiscal years ended 2006 through 2008, partially offset by tax positions taken during the current period and the impact of foreign currency translation. As of October 31, 2012, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $122,041.
At October 31, 2012 and July 31, 2012, the Company had liabilities of $16,786 and $25,314, respectively, for potential payment of interest and penalties.
Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $2,847.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 8 – COMPONENTS OF NET PERIODIC PENSION COST
Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components (included in the table below is net periodic benefit cost included in discontinued operations for the three months ended October 31, 2011 of $183):

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Oct 31, 2012	Oct 31, 2011	Oct 31, 2012	Oct 31, 2011	Oct 31, 2012	Oct 31, 2011
Service cost	$2,648	$2,231	$1,189	$1,210	$3,837	$3,441
Interest cost	2,617	3,596	4,018	4,635	6,635	8,231
Expected return on plan assets	(2,383)	(2,303)	(4,103)	(3,964)	(6,486)	(6,267)
Amortization of prior service cost/(credit)	393	657	(17)	(33)	376	624
Amortization of actuarial loss	2,411	3,454	1,400	1,335	3,811	4,789
Gain due to curtailments and settlements	16	—	—	—	16	—
Net periodic benefit cost	$5,702	$7,635	$2,487	$3,183	$8,189	$10,818

NOTE 9 – STOCK–BASED PAYMENT
The Company currently has four stock-based employee and director compensation award types (Restricted Stock Unit, Stock Option Plans, Management Stock Purchase Plan (“MSPP”), and Employee Stock Purchase Plan (“ESPP”)), which are more fully described in Note 15, Common Stock, to the consolidated financial statements included in the 2012 Form 10-K.
The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three months ended October 31, 2012 and October 31, 2011 are reflected in the table below (excluded from the table below is stock-based compensation expense included in discontinued operations for the three months ended October 31, 2011 of $150):

	Three Months Ended
	Oct 31, 2012	Oct 31, 2011
Restricted stock units	$3,308	$4,702
Stock options	1,134	1,874
ESPP	388	1,151
MSPP	850	993
Total	$5,680	$8,720

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 10 – EARNINGS PER SHARE
The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and restricted stock units aggregating 561 and 984 shares were not included in the computation of diluted shares for the three months ended October 31, 2012 and October 31, 2011, respectively, because their effect would have been antidilutive. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended
	Oct 31, 2012	Oct 31, 2011
Basic shares outstanding	114,589	115,824
Effect of stock plans	1,508	1,400
Diluted shares outstanding	116,097	117,224

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2012:

	Fair Value Measurements
	As of
	Oct 31, 2012	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$4,637	$4,637	$—	$—
Available-for-sale securities:
Equity securities	214	214	—	—
Debt securities:
Corporate	32,324	—	32,324	—
U.S. Treasury	10,410	—	10,410	—
Federal Agency	26,503	—	26,503	—
Mortgage-backed	6,803	—	6,803	—
Municipal government	1,003	—	1,003	—
Derivative financial instruments:
Foreign exchange forward contracts	$558	—	558	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	$2,287	—	2,287	—

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2012:

	Fair Value Measurements
	As of
	Jul 31, 2012	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$4,684	$4,684	$—	$—
Available-for-sale securities:
Equity securities	206	206	—	—
Debt securities:
Corporate	32,378	—	32,378	—
U.S. Treasury	8,610	—	8,610	—
Federal Agency	27,231	—	27,231	—
Mortgage-backed	6,392	—	6,392	—
Municipal government	1,004	—	1,004	—
Derivative financial instruments:
Foreign exchange forward contracts	3,778	—	3,778	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	1,457	—	1,457	—

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

NOTE 12 – INVESTMENT SECURITIES
The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the trust at October 31, 2012 range from 2012 to 2044.

	Cost/ Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains/(Losses)
October 31, 2012
Equity securities	$220	$214	$—	$(6)	$(6)
Debt securities:
Corporate	30,177	32,324	2,150	(3)	2,147
U.S. Treasury	9,843	10,410	569	(2)	567
Federal agency	24,520	26,503	1,984	(1)	1,983
Mortgage-backed	6,480	6,803	347	(24)	323
Municipal government	1,000	1,003	3	—	3
	$72,240	$77,257	$5,053	$(36)	$5,017

July 31, 2012
Equity securities	$212	$206	$—	$(6)	$(6)
Debt securities:
Corporate	30,548	32,378	1,838	(8)	1,830
U.S. Treasury	8,049	8,610	562	(1)	561
Federal agency	25,454	27,231	1,777	—	1,777
Mortgage-backed	6,129	6,392	290	(27)	263
Municipal government	1,000	1,004	4	—	4
	$71,392	$75,821	$4,471	$(42)	$4,429

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
October 31, 2012
Debt securities:
Corporate	$701	$3	$—	$—	$701	$3
U.S. Treasury	649	2	—	—	649	2
Mortgage-backed	—	—	1,506	24	1,506	24
Federal agency	143	1	—	—	143	1
Equity securities	27	6	—	—	27	6
	$1,520	$12	$1,506	$24	$3,026	$36

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
July 31, 2012
Debt securities:
Mortgage-backed	$—	$—	$1,504	$27	$1,504	$27
U.S. Treasury	589	1	—	—	589	1
Corporate	—	—	462	8	462	8
Equity securities	27	6	—	—	27	6
	$616	$7	$1,966	$35	$2,582	$42
The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three months ended October 31, 2012 and October 31, 2011:

	Three Months Ended
	Oct 31, 2012	Oct 31, 2011
Proceeds from sales	$5,597	$16,047
Realized gross gains on sales	192	9,363
Realized gross losses on sales	2	16

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
(In thousands, except per share data)
(Unaudited)

Foreign Exchange Related:
a. Derivatives Not Designated as Hedging Instruments
The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three months ended October 31, 2012 was $606,767. The notional amount of foreign currency forward contracts outstanding as of October 31, 2012 was $300,859.
b. Cash Flow Hedges
The Company uses foreign exchange forward contracts for cash flow hedging on its future transactional exposure to the Euro due to changes in market rates to exchange Euros for British Pounds. The hedges cover a British subsidiary (British Pound functional) with Euro revenues and a Swiss subsidiary (Euro functional) with British Pound expenses. The probability of the occurrence of these transactions is high and our assessment is based on observable facts including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to lock the British Pound equivalent amount of Euro sales for the British subsidiary and the Euro equivalent amount of British Pound expenses for the Swiss subsidiary at the agreed upon exchange rates in the foreign exchange forward contracts. The notional amount of foreign currency forward contracts outstanding as of October 31, 2012 was $60,777 and cover certain monthly transactional exposures through July 2013.
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
Interest Rate Related:
As of October 31, 2012, there are no existing interest rate related derivatives.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
October 31, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$—	Other current liabilities	$1,831
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$558	Other current liabilities	$456
Total derivatives		$558		$2,287
Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$113,040

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Asset Derivatives		Liability Derivatives
July 31, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$270	Other current liabilities	$—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$3,508	Other current liabilities	$1,457
Total derivatives		$3,778		$1,457
Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$115,129
The amounts of the gains and losses related to the Company's derivative financial instruments designated as hedging instruments for the three months ended October 31, 2012 and October 31, 2011 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Oct 31, 2012	Oct 31, 2011	(Effective Portion)	Oct 31, 2012	Oct 31, 2011
Derivatives in cash flow hedging relationships
Foreign exchange forward contracts	$(1,952)	$—	Foreign exchange	$(91)	$—

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended Oct 31, 2012 and Oct 31, 2011.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three months ended October 31, 2012 and October 31, 2011 are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended
	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Oct 31, 2012	Oct 31, 2011
Derivatives not designated as hedging relationships
Foreign exchange forward contracts	Selling, general and administrative expenses	$(2,438)	$1,415
The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three months ended October 31, 2012 and October 31, 2011 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Three Months Ended			Three Months Ended
	Oct 31, 2012	Oct 31, 2011		Oct 31, 2012	Oct 31, 2011
Nonderivatives designated as hedging relationships
Net investment hedge	$1,337	$(1,849)	N/A	$—	$—

(b)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended October 31, 2012 and October 31, 2011.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 14 – COMPONENTS OF OTHER COMPREHENSIVE INCOME

	Three Months Ended
	Oct 31, 2012	Oct 31, 2011
Unrealized translation adjustment	$34,503	$(24,934)
Income taxes	(751)	802
Unrealized translation adjustment, net	$33,752	$(24,132)

Pension liability adjustment	$1,986	$6,254
Income taxes	(798)	(2,023)
Pension liability adjustment, net	$1,188	$4,231

Change in unrealized investment gains/(losses)	$588	$(9,606)
Income taxes	(181)	3,458
Change in unrealized investment gains/(losses), net	$407	$(6,148)

Change in unrealized gains/(losses) on derivatives	$(2,122)	$—
Income taxes	170	—
Change in unrealized gains/(losses) on derivatives, net	$(1,952)	$—
Unrealized investment gains on available-for-sale securities, net of related income taxes, consist of the following:

	Three Months Ended
	Oct 31, 2012	Oct 31, 2011
Unrealized gains/(losses) arising during the period	$778	$(375)
Income taxes	(249)	(28)
Net unrealized gains/(losses) arising during the period	529	(403)
Reclassification adjustment for gains included in net earnings	(122)	(5,745)
Change in unrealized investment gains/(losses), net	$407	$(6,148)

NOTE 15 – SEGMENT INFORMATION
The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.
The following table presents sales and segment profit from continuing operations by business segment reconciled to earnings from continuing operations before income taxes, for the three months ended October 31, 2012 and October 31, 2011. The Life Sciences and Industrial results for the three months ended October 31, 2011 have been restated to reflect the change in allocation of certain shared expenses on a continuing operations basis.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	Oct 31, 2012	Oct 31, 2011
SALES:
Life Sciences	$299,951	$301,754
Industrial	327,649	349,508
Total	$627,600	$651,262
SEGMENT PROFIT:
Life Sciences	$69,842	$79,717
Industrial	52,766	43,635
Total segment profit	122,608	123,352
Corporate Services Group	14,065	15,701
Operating profit	108,543	107,651
ROTC	4,274	22,984
Interest (income)/expense, net	(568)	5,945
Earnings from continuing operations before income taxes	$104,837	$78,722

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
The key components of discontinued operations for the three months ended October 31, 2012 were as follows:

	Three Months Ended
	Oct 31, 2012	Oct 31, 2011
Net sales	$3,027	$54,379

Earnings from discontinued operations before income taxes	$399,984	$13,771
Provision for income taxes	149,677	3,968
Earnings from discontinued operations, net of income taxes	$250,307	$9,803
Included in earnings from discontinued operations before income taxes above are a gain on the sale of the Product Line of $400,283 for the three months ended October 31, 2012.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

As of July 31, 2012, the aggregate components of assets and liabilities classified as held for sale in the condensed consolidated balance sheet consisted of the following:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements and Risk Factors
The following discussion should be read together with the accompanying condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in the Pall Corporation and its subsidiaries (hereinafter collectively called the “Company”) Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (“2012 Form 10-K”). The discussion under the subheading “Review of Operating Segments” below is in local currency (i.e., had exchange rates not changed year over year) unless otherwise indicated. Company management considers local currency change to be an important measure because by excluding the impact of volatility of exchange rates, underlying volume change is clearer. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis. The Company utilizes certain estimates and assumptions affecting the reported financial information as well as to quantify the impact of various significant factors that contribute to the changes in the Company’s periodic results included in the discussion below.
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
The Company’s forward-looking statements are subject to risks and uncertainties and are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by the Company’s forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I–Item 1A.–Risk Factors in the 2012 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including: the impact of legislative, regulatory and political developments globally; the impact of the uncertain global economic environment; the extent to which adverse economic conditions may affect the Company’s sales volume and results; demand for the Company’s products and business relationships with key customers and suppliers, which may be impacted by their cash flow and payment practices; delays or cancellations in shipments; the Company’s ability to develop and commercialize new technologies or to obtain regulatory approval or market acceptance of new technologies; increase in costs of manufacturing and operating costs; the Company’s ability to achieve and sustain the savings anticipated from its structural cost initiatives; the Company's ability to meet its regulatory obligations; changes in product mix, market mix and product pricing, particularly relating to the expansion of the systems business; the Company's ability to successfully complete the Company's business improvement initiatives, which include supply chain enhancements and integrating and upgrading the Company's information systems; the effect of a serious disruption in the Company's information systems; fluctuations in the Company's effective tax rate; the Company’s ability to enforce patents and protect proprietary products and manufacturing techniques; the Company's ability to successfully complete or integrate any acquisitions; volatility in foreign currency exchange rates, interest rates and energy costs and other macroeconomic challenges currently affecting the Company; the impact of pricing and other actions by competitors; the effect of litigation and regulatory inquiries associated with the restatement of the Company’s prior period financial statements; the Company's ability to attract and retain management talent or the loss of members of its senior management team; and the effect of the restrictive covenants in the Company’s debt facilities. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them, whether as a result of new information, future developments or otherwise.

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
Review of Consolidated Results from Continuing Operations
Sales in the first quarter of fiscal year 2013 decreased 3.6% to $627,600 from $651,262 in the first quarter of fiscal year 2012. Exchange rates used to translate foreign subsidiary results into U.S. Dollars decreased reported sales by $22,875, primarily due to the strengthening of the U.S. Dollar against the Euro. In local currency, sales were flat compared to the first quarter of fiscal year 2012.
Life Sciences segment sales increased 3.8% (in local currency) in the first quarter, while Industrial segment sales decreased 3.5%. For a detailed discussion of sales by segment, refer to the section “Review of Operating Segments” below. Consumable filtration products sales (including appurtenant hardware) were flat in the first quarter, as an increase in Life Sciences of 4.0% was offset by a decline in Industrial of 3.4%. Increased pricing contributed $3,411, or 0.6% to consumables sales growth in the quarter, reflecting increases in both segments.
Systems sales declined 2.4% (in local currency) reflecting a decline in Industrial of 4.3%, partly offset by growth of 2.1% in Life Sciences. Systems sales represented 12.0% of total sales in the first quarter of fiscal year 2013 compared to 12.2% in the first quarter of fiscal year 2012.
The Company defines its emerging markets as high growth and/or developing areas of the world in which the Company has focused growth resources. In the Americas, emerging markets include Latin America, primarily the countries of Brazil, Argentina and Mexico. In Europe, emerging markets include Eastern European countries, primarily Russia, Turkey and Poland, as well as various countries in the Middle East and Africa. In Asia, emerging markets primarily include the countries of China, India, Philippines, Indonesia and Vietnam. Sales in emerging markets, which represented about 20% of total sales, declined approximately 5% in the first quarter. This reflects a decline in consumables sales as well as pressure on capital spending by customers.
Gross margin in the first quarter of fiscal year 2013 was 52.1%, compared to 51.5% in the first quarter of fiscal year 2012. This reflects an increase in gross margin in the Industrial segment of 110 basis points offset by a decline in the Life Sciences segment of 40 basis points. For a detailed discussion of the factors impacting gross margin by segment, refer to the section “Review of Operating Segments” below.
The Company has risks to gross margin from the fluctuation of the costs of products that are sourced in a currency different than the currency they are sold in (transactional impact). In the fourth quarter of fiscal year 2012, the Company began to use foreign exchange contracts for cash flow hedging of its forecasted transactional exposure. With the Company’s current manufacturing footprint, a significant portion of products purchased by the Company in the Eurozone are sourced outside of the Eurozone. Sales in the Eurozone are approximately 25% of total Company sales. About 70% of the cost of goods on those sales are denominated in British pounds or U.S. Dollars.The Company currently estimates that the transactional impact of a 5% fluctuation in the U.S. Dollar or the Pound Sterling relationship to the Euro would impact the Company’s consolidated gross margin by a range of approximately 40-60 basis points on an annualized basis, before the impact of the Company's cash flow hedging program.

Looking at these currency pairs weighted to Pall's sales, for the three months ended October 31, 2012 the Euro had depreciated approximately 9% against the U.S. Dollar and 9% against the Pound Sterling compared to the average exchange rates for the three months ended October 31, 2011.
Selling, general and administrative (“SG&A”) expenses in the first quarter of fiscal year 2013 decreased by $12,215, or 5.9% (approximately $4,700, or 2%, in local currency). This reflects a decrease in the Industrial segment and the Corporate Services Group partly offset by an increase in the Life Sciences segment. Selling expenses decreased approximately 10% in the quarter, while general and administrative (“G&A”) expenses were flat.
The decline in overall SG&A (in local currency) in the quarter reflects the savings generated by our structural cost improvement initiatives net of the following:

•	increased expenses to structure the Company for future growth, and

•	incremental costs related to the acquisition of ForteBio in the third quarter of fiscal year 2012 , impacting Life Sciences.
As a percentage of sales, SG&A expenses declined to 31.2% from 32.0% in the first quarter of fiscal year 2012. The selling and G&A expense components of SG&A as a percentage of sales in the quarter were as follows:

•	selling expenses were 16.8% compared to 18.1% in the first quarter of fiscal year 2012, primarily due to the rationalization of sales management, and

•
G&A expenses were 14.4% compared to 13.9% in the first quarter of fiscal year 2012, primarily due to incremental costs related to the acquisition of ForteBio as well as incremental depreciation expense resulting from the go-live of the the last significant phase of the Company’s global ERP system implementation.

For a discussion of SG&A by business, refer to the section “Review of Operating Segments” below.
Research and development (“R&D”) expenses were $22,575 in the first quarter of fiscal year 2013 compared to $19,521 in the first quarter of fiscal year 2012, an increase of $3,054, or 15.6% ($3,400, or 17% in local currency). The increase in R&D expenses in local currency in the quarter reflects increased spending in the Life Sciences segment partly offset by a decline in the Industrial segment. As a percentage of sales, R&D expenses were 3.6% in the quarter compared to 3.0% in the first quarter of fiscal year 2012. For a discussion of R&D expenses by business, refer to the section “Review of Operating Segments” below.
In the first quarter of fiscal year 2013, the Company recorded restructuring and other charges (“ROTC”) of $4,274, primarily comprised of severance costs related to the Company’s structural cost improvement initiatives.
In the first quarter of fiscal year 2012, the Company recorded ROTC of $22,984. ROTC in the quarter was primarily comprised of severance, professional fees and other costs related to the Company's cost reduction initiatives, primarily in the Industrial segment as well as charges related to certain employment contract obligations. Such charges were partly offset by a gain on the sale of an investment.
The details of ROTC for the three months ended October 31, 2012 as well as the activity related to restructuring liabilities that were recorded related to the Company's structural cost improvement initiatives and Industrial cost reduction initiatives, can be found in Note 6, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.
Earnings before interest and income taxes (“EBIT”) were $104,269 in the first quarter of fiscal year 2013, an increase of 23.2% compared to $84,667 in the first quarter of fiscal year 2012. The impact of foreign currency translation decreased EBIT by approximately $4,400, or 5% in the first quarter of fiscal year 2013. As a percentage of sales, EBIT were 16.6% compared to 13.0% in the first quarter of fiscal year 2012.
Net interest income in the first quarter of fiscal year 2013 was $568 compared to net interest expense of $5,945 in the first quarter of fiscal year 2012. Net interest income in the quarter reflects the reversal of of $6,704 of accrued interest related to the resolution of a U.S. tax audit. Excluding this benefit, net interest expense increased $191 compared to the first quarter of fiscal year 2012.

The Company's effective tax rate for the first quarter of fiscal years 2013 and 2012 was 14.9% and 24.2%, respectively. The effective tax rate for the first quarter of fiscal year 2013 reflects a net tax benefit of $7,757 primarily from the resolution of a U.S. tax audit partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings. Excluding these impacts, as well as the impact of ROTC discussed above, the effective tax rate for the first quarter of fiscal years 2013 and 2012 would have been 23.3% and 23.9%, respectively. The Company expects its effective tax rate for the full fiscal year 2013 to be approximately 24.0%, exclusive of the impact of ROTC and discrete items in future periods. The actual effective tax rate for the full fiscal year 2013 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies as well as other factors.
Net earnings in the first quarter of fiscal year 2013 were $89,165, or 77 cents per share, compared with net earnings of $59,652, or 51 cents in the first quarter of fiscal year 2012. Company management estimates that foreign currency translation decreased earnings per share by 3 cents in the first quarter of fiscal year 2013.
Review of Operating Segments from Continuing Operations
The following table presents sales and segment profit by business segment, reconciled to earnings before income taxes, for the three months ended October 31, 2012 and October 31, 2011.

Three Months Ended	Oct 31, 2012	% Margin	Oct 31, 2011	% Margin	% Change
SALES:
Life Sciences	$299,951		$301,754		(0.6)
Industrial	327,649		349,508		(6.3)
Total	$627,600		$651,262		(3.6)
SEGMENT PROFIT :
Life Sciences	$69,842	23.3	$79,717	26.4	(12.4)
Industrial	52,766	16.1	43,635	12.5	20.9
Total segment profit	122,608	19.5	123,352	18.9	(0.6)
Corporate Services Group	14,065		15,701		(10.4)
Operating profit	108,543	17.3	107,651	16.5	0.8
ROTC, net	4,274		22,984
Interest (income)/expense, net	(568)		5,945
Earnings before income taxes	$104,837		$78,722

Life Sciences:
Presented below are Summary Statements of Segment Profit for the Life Sciences segment for the three months ended October 31, 2012 and October 31, 2011:

Three Months Ended	Oct 31, 2012	% of Sales	Oct 31, 2011	% of Sales	% Change
Sales	$299,951		$301,754		(0.6)
Cost of sales	123,997	41.3	123,541	40.9	0.4
Gross margin	175,954	58.7	178,213	59.1	(1.3)
SG&A	90,905	30.3	87,066	28.9	4.4
R&D	15,207	5.1	11,430	3.8	33.0
Segment profit	$69,842	23.3	$79,717	26.4	(12.4)
The tables below present sales by market and region within the Life Sciences segment for the three months ended October 31, 2012 and October 31, 2011, including the effect of exchange rates for comparative purposes.

Three Months Ended	Oct 31, 2012	Oct 31, 2011	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
BioPharmaceuticals	$202,577	$196,012	3.3	$(8,916)	7.9
Food & Beverage	49,586	56,019	(11.5)	(2,602)	(6.8)
Medical	47,788	49,723	(3.9)	(1,871)	(0.1)
Total Life Sciences	$299,951	$301,754	(0.6)	$(13,389)	3.8
By Region
Americas	$97,798	$90,724	7.8	$(736)	8.6
Europe	143,665	153,878	(6.6)	(11,459)	0.8
Asia	58,488	57,152	2.3	(1,194)	4.4
Total Life Sciences	$299,951	$301,754	(0.6)	$(13,389)	3.8
Life Sciences segment sales increased 3.8% in the first quarter compared to the first quarter of fiscal year 2012, reflecting growth consumables sales of 4.0% and growth in systems sales of 2.1%. Sales in emerging markets grew approximately 1% while sales in mature markets grew about 5%.
Increased pricing (in the BioPharmaceuticals and Food & Beverage markets) contributed $1,740, or about 0.6% to consumables sales growth in the first quarter and the volume related increase to consumables sales was 3.4%.
Systems sales represented 7.9% of total Life Sciences sales in the first quarter, on par with the first quarter of fiscal year 2012. Life Sciences sales represented approximately 48% of total Company sales in the first quarter compared to 46%, in the same period of fiscal year 2012.
Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory), and represented approximately 70% of total Life Sciences sales, increased 7.9% in the quarter. The sales results by the submarkets are discussed below:

•
Sales in the Pharmaceuticals submarket, which represented about 60% of total Life Sciences sales, increased 9.5% in the quarter compared to the same period of fiscal year 2012, reflecting growth in all three regions. Consumables sales increased 8.6% in the quarter, while systems sales grew 20.3%. Continued strength in the biotech sector was a key growth driver. Furthermore, the ForteBio acquisition (acquired in the third quarter of fiscal year 2012), added approximately $6,300 million, or 4% in consumables sales growth in the quarter.

•
Sales in the Laboratory submarket, which represented close to 10% of Life Sciences sales, were down 1.6%. Growth in this market was hampered by residual supply chain issues related to the implementation of the last phase of the Company's new Enterprise Resource Planning system in the latter part of fiscal year 2012, primarily impacting the Americas.

Sales in the Food & Beverage market, which represented close to 20% of total Life Sciences sales, decreased 6.8%. Consumables sales were down 3.1%. Excluding the impact of a divestiture in Italy, consumables sales were up slightly. This reflects strong consumables sales growth in the Americas, due in part to Latin America, largely offset by weakness in Europe related to sluggishness in beer and wine production levels. Overall systems sales declined 22.5%, reflective of weak capital spending in the Americas.
Sales in the Medical market, which is comprised of patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, represented about 15% of total Life Sciences sales. Sales were flat in the first quarter compared to the first quarter of fiscal year 2012:

•	OEM sales, which represented less than 10% of total Life Sciences sales, decreased 6.6% in the quarter primarily reflecting timing of shipments in the prior year.

•	Sales to Hospitals, which represented less than 10% of total Life Sciences sales, were up about 1% reflecting increased point of use water filtration sales in the Americas and Europe.
Life Sciences gross margin in the first quarter of fiscal year 2013 decreased 40 basis points to 58.7% from 59.1% in the first quarter of fiscal year 2012. The major drivers impacting gross margin quarter over quarter are as follows:

•	the detrimental effect of the weakening Euro on British Pound and U.S. dollar denominated goods sourced in the Eurozone, that decreased gross margin by approximately 140-160 basis, and

•	favorable mix primarily related to the increase in Pharmaceuticals consumables sales which increased gross margin by approximately 90-110 basis points.
SG&A expenses in the first quarter of fiscal year 2013, increased by $3,839, or 4.4% (an increase of approximately $8,000, or 9% in local currency) compared to the first quarter of fiscal year 2012. Selling expenses declined approximately 4% in the quarter, while G&A expenses increased approximately 19%. The overall increase in SG&A (in local currency) principally reflects incremental costs related to the acquisition of ForteBio and investments the Company is making to structure it for future growth. SG&A as a percentage of sales increased to 30.3% from 28.9% in the first quarter of fiscal year 2012. The selling and G&A expense components of SG&A as a percentage of sales in the quarter were as follows:
•selling expenses were 17.5% compared to 18.2% in the first quarter of fiscal year 2012, and
•G&A expenses were 12.8% compared to 10.7% in the first quarter of fiscal year 2012.
R&D expenses in the first quarter of fiscal year 2013 were $15,207, an increase of $3,777, or 33.0% (approximately $4,000, or 35% in local currency). The increase in R&D expenses reflects increased focus on development of our instrumentation capabilities, including spend related to the Company's ForteBio product lines. As a percentage of sales, R&D expenses were 5.1% compared to 3.8% in the first quarter of fiscal year 2012.
Segment profit dollars were $69,842, a decrease of $9,875, or 12.4% (approximately $6,600, or 8% in local currency) compared to the first quarter of fiscal year 2012. Segment profit margin declined to 23.3% from 26.4% in the first quarter of fiscal year 2012.

Industrial:
Presented below are summary Statements of Segment Profit for the Industrial segment for the three months ended October 31, 2012 and October 31, 2011:

	Oct 31, 2012	% of Sales	Oct 31, 2011	% of Sales	% Change
Sales	$327,649		$349,508		(6.3)
Cost of sales	176,520	53.9	192,369	55.0	(8.2)
Gross margin	151,129	46.1	157,139	45.0	(3.8)
SG&A	90,995	27.8	105,413	30.2	(13.7)
R&D	7,368	2.2	8,091	2.3	(8.9)
Segment profit	$52,766	16.1	$43,635	12.5	20.9
The tables below present sales by market and region within the Industrial segment for the three months ended October 31, 2012 and October 31, 2011, including the effect of exchange rates for comparative purposes.

	Oct 31, 2012	Oct 31, 2011	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
Process Technologies	$198,534	$214,285	(7.4)	$(7,074)	(4.0)
Aerospace	58,435	56,633	3.2	(1,051)	5.0
Microelectronics	70,680	78,590	(10.1)	(1,361)	(8.3)
Total Industrial	$327,649	$349,508	(6.3)	$(9,486)	(3.5)
By Region
Americas	$104,673	$109,065	(4.0)	$(737)	(3.4)
Europe	98,677	99,113	(0.4)	(7,730)	7.4
Asia	124,299	141,330	(12.1)	(1,019)	(11.3)
Total Industrial	$327,649	$349,508	(6.3)	$(9,486)	(3.5)

Industrial segment sales decreased 3.5% in the first quarter reflecting declines in the Process Technologies and Microelectronics markets partly offset by growth in the Aerospace market. Consumables (including appurtenant hardware) sales declined 3.4%, while systems sales decreased 4.3%. Sales in emerging markets decreased about 8% in the first quarter, while sales in mature markets declined about 2%.
Increased pricing contributed $1,671, or about 0.6% to consumables sales in the first quarter thus, the volume decline related to consumables sales was about 4%.
Systems sales represented 15.7% of total Industrial sales in the first quarter compared to 16.0% in the first quarter of fiscal year 2012. Industrial sales represented approximately 52% of total Company sales in the first quarter compared to 54% in the same period of fiscal year 2012.
Sales in the Process Technologies market, which is comprised of four submarkets, Fuels & Chemicals, Municipal Water, Power Generation and Machinery & Equipment, and represented about 60% of total Industrial sales, decreased 4.0% in the quarter. The sales results by submarket are discussed below:

•
Sales in the Fuels & Chemicals submarket, which represented approximately 25% of total Industrial sales increased 9.1%, reflecting growth in Europe and Asia. Consumables sales increased 2.2%, while systems sales increased 29.9%. The growth in the quarter reflects strength in the oil & gas sectors.

•
Sales in the Machinery & Equipment submarket, which represented approximately 20% of total Industrial sales, decreased 9.4% in the quarter reflecting declines in all three regions. The decline in the quarter reflects weakness in the mobile OEM, primary metals (particularly in China) and construction sectors as well as the Company's decision to exit certain low margin products.

•
Sales in the Power Generation submarket, which represented close to 10% of total Industrial sales, declined 4.1% in the quarter. By region, the sales result in the quarter reflects weakness in Asia partly offset by increases in the Americas and Europe. The decline in Asia reflects a decrease in demand from wind turbine OEM's as well as a large water system sale in the comparative quarter of fiscal year 2012 that did not repeat this year.

•
Municipal Water submarket sales, which represented less than 10% of total Industrial sales, decreased 26.0% in the quarter. By region, sales in the Americas (the Company’s largest Municipal Water region) were down 33.7% as project delays and pressure on capital spending continue to impact results. In Asia, sales decreased 57.1% reflective of a large wastewater project in the comparative quarter of fiscal year 2012 that did not repeat this year. These declines were partly offset by an increase in Europe of 31.0%.

The Aerospace market is comprised of sales of air, water, lubrication, fuel and hydraulic protection products to end-user customers in Military and Commercial Aerospace. Sales in the Aerospace market, which represented about 20% of total Industrial sales, increased 5.0% in the quarter. The sales results by submarket are discussed below:

•
Sales to the Military Aerospace submarket, which represented almost 10% of total Industrial sales, increased 3.6% in the quarter. By Region, growth in the Americas (the Company’s largest Military Aerospace region), driven by increased helicopter program sales was partly offset by declines in Europe and Asia.

•	Sales to the Commercial Aerospace submarket, which represented almost 10% of total Industrial sales, increased 6.5% in the quarter driven by increased aftermarket sales in the Americas and Europe.
Microelectronics sales, which represented about 20% of total Industrial sales, decreased 8.3% in the quarter. The year over year result reflects continuing weakness in our customer end markets particularly declining utilization rates at chip producers.
Industrial gross margin increased 110 basis points to 46.1% in the first three months of fiscal year 2013 from 45.0% in the three months of fiscal year 2012. The increase in gross margin in the three months primarily reflects an improvement in systems gross margins attributable to cost savings initiatives and favorable systems product mix as well as favorable consumables product mix within our Process Technologies and Aerospace markets. This was partly offset by the impact of foreign currency headwinds related to the deterioration of the Euro and unfavorable market mix due to the decline in consumables sales in the Machinery & Equipment and Microelectronics markets.
SG&A expenses decreased by $14,418, or 13.7% (a decrease of approximately $11,100, or 11% in local currency) compared to the first quarter of fiscal year 2012. Selling expenses decreased about 16%, while G&A decreased about 11%. This reflects the savings generated by the Company's structural cost improvement initiatives.

SG&A expenses as a percentage of sales were 27.8% in the quarter compared to 30.2% in the first quarter of fiscal year 2012. The selling and G&A expense components of SG&A as a percentage of sales in the quarter were as follows:
•selling expenses were 15.9% compared to 17.7% in the first quarter of fiscal year 2012, and
•G&A expenses were 11.9% compared to 12.5% in the first quarter of fiscal year 2012.
R&D expenses were $7,368 in the first quarter of fiscal year 2013, a decrease of $723, or 8.9% (approximately $650, or 8% in local currency). As a percentage of sales, R&D expenses were 2.2% compared to 2.3% in the first quarter of fiscal year 2012.
Segment profit dollars in the first quarter of fiscal year 2013 were $52,766, an increase of $9,131, or 20.9% (approximately$10,000, or 23% in local currency). Segment profit margin increased to 16.1% from 12.5% in the first quarter of fiscal year 2012.

Corporate Services Group:
Corporate Services Group expenses in the first quarter of fiscal year 2013 were $14,065 compared to $15,701 in the first quarter of fiscal year 2012, a decrease of $1,636 or 10.4% ($1,600 or 10% in local currency).The decrease in Corporate Services Group expenses primarily reflects a reduction in payroll related costs.
Review of Results from Discontinued Operations
Net earnings from discontinued operations in the first quarter of fiscal year 2013 were $250,307, or $2.15 per share, compared with net earnings of $9,803, or 8 cents per share in the first quarter of fiscal year 2012. The increase in net earnings in the quarter reflects the gain on the sale of the Blood product line.

Liquidity and Capital Resources
Non-cash working capital (inclusive of working capital from discontinued operations), which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $606,800 at October 31, 2012 as compared with $610,900 at July 31, 2012. This includes working capital related to the Company’s discontinued operations, however, excludes assets aggregating approximately $94,500 at July 31, 2012 classified as held for sale that otherwise would have been reported as non-current. Excluding the effect of foreign exchange (discussed below), non-cash working capital decreased approximately $16,100 compared to July 31, 2012.
The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at October 31, 2012 to those at July 31, 2012, the Euro and British Pound have strengthened against the U.S. Dollar and the JPY has weakened against the U.S. Dollar. The effect of foreign currency translation, increased non-cash working capital by $12,021, including net inventory, net accounts receivable and other current assets by $8,254, $11,974 and $2,277, respectively, as compared to July 31, 2012. Additionally, foreign currency translation decreased accounts payable and other current liabilities by $9,740 and current income taxes payable by $744.
Net cash provided by operating activities, inclusive of discontinued operations in the three months ended October 31, 2012 was $38,958 as compared to $78,356 in the three months ended October 31, 2011, a decrease of $39,398, or about 50% primarily reflecting the settlement of several years of U.S. tax audits and payments for the structural cost reduction initiatives in the quarter. Discontinued operations had an immaterial impact on net cash provided by operating activities in the three months ended October 31, 2012.The absence of cash flows from discontinued operations is not expected to significantly affect the Company’s future liquidity or capital resources.
The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding (“DPO”), increased to 142 days in the quarter ended October 31, 2012 from 129 days in the quarter ended October 31, 2011. This primarily reflects an increase in DSO and a decrease in DPO, partly offset by a decline in DIO.
Free cash flow, inclusive of discontinued operations, which is defined as net cash provided by operating activities less capital expenditures, was $15,481 in the three months ended October 31, 2012 , as compared with $21,707 in the three months ended October 31, 2011. The decrease in free cash flow reflects the decrease in net cash provided by operating activities as discussed above, partly offset by a decline in capital expenditures, as the three months ended October 31, 2011 included the purchase of a new facility in Europe.
The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities, inclusive of discontinued operations to free cash flow.

	Oct 31, 2012	Oct 31, 2011
Net cash provided by operating activities	$38,958	$78,356
Less capital expenditures	23,477	56,649
Free cash flow	$15,481	$21,707
The Company's cash position, net of debt, was $290,500 at October 31, 2012, compared to a net debt position of $195,800 at July 31, 2012, a change of $486,300. The impact of foreign exchange rates (primarily on cash and cash equivalents) decreased net cash by about $15,000. Excluding this impact, net cash decreased by $471,300 reflecting a decrease in gross debt of $74,900 and an increase in cash and cash equivalents of $396,400.
The Company’s 5-year senior revolving credit facility contains financial covenants which require the Company to maintain a minimum consolidated net interest coverage ratio of 3.5:1, based upon trailing four quarters results, and a maximum consolidated leverage ratio of 3.5:1, based upon trailing four quarters results. In addition, the facility includes other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of October 31, 2012, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
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
The notional amount of foreign currency forward contracts entered into during the three months ended October 31, 2012 was $606,767. The notional amount of foreign currency forward contracts outstanding as of October 31, 2012 was $361,636 of which $60,778 are for cash flow hedges that cover monthly transactional exposures through July 2013. The Company’s foreign currency balance sheet exposures resulted in the recognition of a gain within SG&A of approximately $489 in the three months ended October 31, 2012, before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A was a loss of approximately $1,949 in the three months ended October 31, 2012.
As of October 31, 2012, the Company had $130,000 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s consolidated balance sheet. Commercial paper outstanding at any one time during the quarter had balances ranging from $50,000 to $205,000, carried interest rates ranging between 0.42% and 0.48% and original maturities between 7 and 34 days. Commercial paper outstanding at October 31, 2012 carry an interest rate of 0.48% and maturities between 33 and 34 days. As of October 31, 2012, the Company does not have any outstanding borrowings under its existing senior revolving credit facility.
The Company utilizes cash flow generated from operations and its senior revolving credit facility to meet its short-term liquidity needs. Company management considers its cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet its anticipated liquidity needs.
As of October 31, 2012, the amount of cash and cash equivalents held by foreign subsidiaries was $859,074. The Company does not expect any restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on the Company’s overall liquidity.
Capital expenditures were $23,477 in the first quarter of fiscal year 2013. Depreciation expense was $22,220 and amortization expense was $5,278 in the first quarter of fiscal year 2013.
On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. On September 26, 2011, the board authorized an additional $250,000 to repurchase shares. At July 31, 2012, there was $331,873 remaining under the current stock repurchase programs. The Company repurchased stock of $75,000 in the first quarter of fiscal year 2013 leaving $256,873 remaining at October 31, 2012 under the current stock repurchase programs. Net proceeds from stock plans were $13,528 in the three months ended October 31, 2012.

In the first quarter of fiscal year 2013, the Company paid dividends of $23,979 compared to $20,125 in the three months of fiscal year 2012, an increase of about 19%.

Adoption of New Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, which for the Company was the first quarter of fiscal 2013, with early adoption permitted. The adoption of this accounting guidance did not have an impact on its results of operations or financial position.
In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued an amendment to defer indefinitely a requirement in the June 2011 standard that called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this disclosure-only guidance in the first quarter of fiscal year 2013 did not have an impact on the Company’s consolidated financial results.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There is no material change in the market risk information disclosed in Item 7A of the 2012 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.
There were no changes in the Company's internal control over financial reporting during the Company's first quarter of fiscal year 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
(In thousands)
As previously disclosed in the 2012 Form 10-K, the Company is subject to various regulatory proceedings and litigation, including with respect to various environmental matters. Reference is also made to Note 5, Contingencies and Commitments, to the accompanying condensed consolidated financial statements.
Environmental Matters:
The Company’s condensed consolidated balance sheet at October 31, 2012 includes liabilities for environmental matters of approximately $11,405, which relate primarily to the environmental proceedings discussed in the 2012 Form 10-K. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.
There is no material change in the risk factors reported in Item 1A of the 2012 Form 10-K. This report contains certain forward-looking statements that reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These statements are subject to risks and uncertainties, which could cause actual results to differ materially. For a description of these risks see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" of shares of the Company's common stock.

	(In thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2012 to August 31, 2012	—	$—	—	$331,873
September 1, 2012 to September 30, 2012	998	63.89	998	268,123
October 1, 2012 to October 31, 2012	179	62.76	179	256,873
Total	1,177	$63.75	1,177

(1)
On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares of the Company's common stock. On September 26, 2011, the board authorized an additional $250,000. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on this authorization. Total repurchases the first quarter of fiscal year 2013 were 1,177 shares at an aggregate cost of $75,000, with an average price per share of $63.75. As of October 31, 2012, $256,873 remains to be expended under the current board repurchase authorization. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

ITEM 6. EXHIBITS.
See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

December 7, 2012	/s/	LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3(i)*
Restated Certificate of Incorporation of the Registrant as amended through September 1, 2010, filed as Exhibit 3.1(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

3(ii)*	By-Laws of the Registrant as amended through September 26, 2012, filed as Exhibit 3.1(ii) to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.1†‡	Form of Performance-Based Restricted Stock Unit Award Agreement Under Pall Corporation 2012 Stock Compensation Plan.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference.
† Exhibit filed herewith.
‡ Denotes management contract or compensatory plan or arrangement.