Form 10-Q
period 2013-01-31
PALL CORP
filed 2013-03-06
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of March 1, 2013 was 111,292,279.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Jan 31, 2013	Jul 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$870,232	$500,274
Accounts receivable	580,031	655,436
Inventory	404,651	364,766
Prepaid expenses	66,252	40,814
Other current assets	118,990	154,650
Assets held for sale	—	136,517
Total current assets	2,040,156	1,852,457
Property, plant and equipment	764,182	750,993
Goodwill	344,040	338,941
Intangible assets	143,812	151,144
Other non-current assets	160,903	254,357
Total assets	$3,453,093	$3,347,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$234,964	$204,940
Accounts payable	149,301	184,868
Accrued liabilities	295,965	380,466
Income taxes payable	94,987	57,422
Current portion of long-term debt	457	453
Dividends payable	27,804	23,979
Total current liabilities	803,478	852,128
Long-term debt, net of current portion	474,492	490,706
Income taxes payable – non-current	116,618	161,684
Deferred taxes and other non-current liabilities	354,932	333,339
Total liabilities	1,749,520	1,837,857

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	282,399	271,489
Retained earnings	2,192,519	1,840,926
Treasury stock, at cost	(763,405)	(552,215)
Stock option loans	—	(54)
Accumulated other comprehensive income/(loss):
Foreign currency translation	138,985	97,663
Pension liability adjustment	(159,881)	(164,444)
Unrealized investment gains	3,667	3,604
Unrealized gains/(losses) on derivatives	(3,507)	270
	(20,736)	(62,907)
Total stockholders’ equity	1,703,573	1,510,035
Total liabilities and stockholders’ equity	$3,453,093	$3,347,892

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jan 31, 2013	Jan 31, 2012	Jan 31, 2013	Jan 31, 2012
Net sales	$662,455	$640,047	$1,290,055	$1,291,309
Cost of sales	320,492	301,882	621,009	617,792
Gross profit	341,963	338,165	669,046	673,517

Selling, general and administrative expenses	206,009	209,576	401,974	417,756
Research and development	23,399	20,050	45,974	39,571
Restructuring and other charges, net	4,399	5,156	8,673	28,140
Interest expense, net	6,017	5,386	5,449	11,331
Earnings from continuing operations before income taxes	102,139	97,997	206,976	176,719
Provision for income taxes	21,820	23,351	37,492	42,421
Net earnings from continuing operations	$80,319	$74,646	$169,484	$134,298
Earnings/(loss) from discontinued operations, net of income taxes	$(3,549)	$10,083	$246,758	$19,886
Net earnings	$76,770	$84,729	$416,242	$154,184

Earnings per share from continuing operations:
Basic	$0.71	$0.64	$1.49	$1.16
Diluted	$0.70	$0.63	$1.48	$1.14
Earnings/(loss) per share from discontinued operations:
Basic	$(0.03)	$0.09	$2.18	$0.17
Diluted	$(0.03)	$0.09	$2.15	$0.17
Earnings per share:
Basic	$0.68	$0.73	$3.67	$1.33
Diluted	$0.67	$0.72	$3.63	$1.31

Dividends declared per share	$0.250	$0.210	$0.500	$0.385

Average shares outstanding:
Basic	112,420	116,196	113,398	115,997
Diluted	113,809	117,914	114,784	117,555

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jan 31, 2013	Jan 31, 2012	Jan 31, 2013	Jan 31, 2012

Net earnings	$76,770	$84,729	$416,242	$154,184
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation	7,570	(41,848)	41,322	(65,980)
Pension liability adjustment	3,375	3,554	4,563	7,785
Unrealized investment gains/(losses)	(344)	558	63	(5,590)
Unrealized loss on derivatives	(1,825)	—	(3,777)	—
Total other comprehensive income/(loss), net of income taxes	$8,776	$(37,736)	$42,171	$(63,785)
Comprehensive income	$85,546	$46,993	$458,413	$90,399

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	Jan 31, 2013	Jan 31, 2012
Operating activities:
Net cash provided by operating activities	$89,382	$203,983

Investing activities:
Capital expenditures	(42,403)	(94,285)
Acquisition of businesses	—	(25,669)
Purchases of retirement benefit assets	(28,166)	(22,388)
Proceeds from retirement benefit assets	30,322	21,862
Proceeds from sale of assets	542,088	19,856
Other	(1,094)	(9,094)
Net cash provided/(used) by investing activities	500,747	(109,718)

Financing activities:
Notes payable	30,024	(74,987)
Dividends paid	(52,634)	(40,274)
Long-term borrowings	15	84
Repayments of long-term debt	(239)	(266)
Net proceeds from stock plans	24,623	16,662
Purchase of treasury stock	(250,000)	—
Excess tax benefits from stock-based compensation arrangements	8,426	2,057
Net cash used by financing activities	(239,785)	(96,724)
Cash flow for period	350,344	(2,459)
Cash and cash equivalents at beginning of year	500,274	557,766
Effect of exchange rate changes on cash and cash equivalents	19,614	(27,403)
Cash and cash equivalents at end of period	$870,232	$527,904
Supplemental disclosures:
Interest paid	$22,612	$11,913
Income taxes paid (net of refunds)	103,876	50,485

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

NOTE 2 – BALANCE SHEET DETAILS
The following tables provide details of selected balance sheet items:

	Jan 31, 2013	Jul 31, 2012
Accounts receivable:
Billed	$515,468	$584,449
Unbilled	78,525	82,720
Total	593,993	667,169
Less: Allowances for doubtful accounts	(13,962)	(11,733)
	$580,031	$655,436
Unbilled receivables principally relate to revenues accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

	Jan 31, 2013	Jul 31, 2012
Inventory:
Raw materials and components	$98,959	$86,659
Work-in-process	105,627	92,427
Finished goods	200,065	185,680
	$404,651	$364,766

Property, plant and equipment:
Property, plant and equipment	$1,658,387	$1,608,718
Less: Accumulated depreciation and amortization	(894,205)	(857,725)
	$764,182	$750,993

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill, allocated by reportable segment.

	Jan 31, 2013	Jul 31, 2012
Life Sciences	$181,756	$178,359
Industrial	162,284	160,582
	$344,040	$338,941
Intangible assets, net, consist of the following:

	Jan 31, 2013
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$126,714	$69,079	$57,635
Customer-related intangibles	95,222	18,484	76,738
Trademarks	13,278	5,788	7,490
Other	4,496	2,547	1,949
	$239,710	$95,898	$143,812

	Jul 31, 2012
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$125,938	$65,262	$60,676
Customer-related intangibles	93,901	13,323	80,578
Trademarks	13,104	5,269	7,835
Other	5,179	3,124	2,055
	$238,122	$86,978	$151,144
The changes in both goodwill and intangible assets relate to the impact of changes in foreign exchange rates used to translate the goodwill and intangible assets contained in the financial statements of foreign subsidiaries using the rates at each respective balance sheet date.
Amortization expense from continuing operations for intangible assets for the three and six months ended January 31, 2013 was $4,857 and $10,135, respectively. Amortization expense from continuing operations for intangible assets for the three and six months ended January 31, 2012 was $4,552 and $8,699, respectively (excluded is amortization expense included in discontinued operations for the three and six months ended January 31, 2012 of $46 and $91, respectively). Amortization expense is estimated to be approximately $9,410 for the remainder of fiscal year 2013, $17,950 in fiscal year 2014, $15,879 in fiscal year 2015, $14,706 in fiscal year 2016, $14,625 in fiscal year 2017 and $14,417 in fiscal year 2018.

NOTE 4 – TREASURY STOCK
On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. On September 26, 2011, the board authorized an additional expenditure of $250,000 to repurchase shares. On January 17, 2013, the board authorized an additional expenditure of $250,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. Total repurchases during the six months ended January 31, 2013 were 3,971 shares at an aggregate cost of $250,000, with an average price per share of $62.95. As of January 31, 2013, $331,873 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

During the six months ended January 31, 2013, 1,000 shares were issued under the Company’s stock-based compensation plans. At January 31, 2013, the Company held 16,741 treasury shares.
NOTE 5 – CONTINGENCIES AND COMMITMENTS
With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the 2012 Form 10-K, under the heading Shareholder Derivative Lawsuits and Other Proceedings, the Company has assessed the ultimate resolution of these matters and has reflected appropriate contingent liabilities and any related insurance recoveries of an equal amount in the condensed consolidated financial statements as of January 31, 2013 and July 31, 2012.
With respect to the matters previously disclosed in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the Company’s 2012 Form 10-K under the heading Federal Securities Class Actions, on December 14, 2012, the Company and the lead plaintiff presented a proposed settlement agreement to the U.S. District Court for the Eastern District of New York. The Court deferred its approval of the settlement pending the resolution of an objection brought by two class action members to plaintiffs’ attorney fees under the proposed settlement.
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
Environmental Matters:
With respect to the environmental matters at the Company’s Glen Cove, New York site, previously disclosed in Note 14, Contingencies and Commitments to the Company’s consolidated financial statements included in the Company’s 2012 Form 10-K, the New York State Department of Environmental Conservation (“NYSDEC”) provided the Company with its proposed remedial action plan (“PRAP”) for the operable unit related to the deep groundwater zone at the site (“OU-2”) on January 16, 2013. The NYSDEC is accepting public comments on the PRAP until March 14, 2013; the Company will submit its written comments on the PRAP on or before March 11, 2013. On February 28, 2013, the NYSDEC presented its findings on its remedial investigation and feasibility study, along with its summary of the proposed remedy at a public meeting attended by Company representatives.
On January 29, 2013, the Company and the State entered into another Tolling Agreement extending the statute of limitation exclusion period concerning OU-2 through January 31, 2014.
The Company’s condensed consolidated balance sheet at January 31, 2013 includes liabilities for environmental matters of approximately $10,863, which relate primarily to the environmental proceedings discussed in the 2012 Form 10-K. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6 – RESTRUCTURING AND OTHER CHARGES, NET
The following tables summarize the restructuring and other charges (“ROTC”) recorded for in the three and six months ended January 31, 2013 and January 31, 2012:

	Three Months Ended Jan 31, 2013			Six Months Ended Jan 31, 2013
	Restructuring (1)	Other (Gains)/ Charges (2)	Total	Restructuring (1)	Other (Gains)/ Charges (2)	Total
Severance benefits and other employment contract obligations	$1,916	$1,451	$3,367	$5,195	$1,451	$6,646
(Gain)/loss on sale and impairment of assets, net	(49)	—	(49)	(6)	—	(6)
Professional fees and other costs, net of receipt of insurance claim payments	345	887	1,232	788	1,586	2,374
Reversal of excess restructuring reserves	(151)	—	(151)	(341)	—	(341)
	$2,061	$2,338	$4,399	$5,636	$3,037	$8,673

Cash	$1,705	$1,825	$3,530	$5,237	$2,524	$7,761
Non-cash	356	513	869	399	513	912
	$2,061	$2,338	$4,399	$5,636	$3,037	$8,673

	Three Months Ended Jan 31, 2012			Six Months Ended Jan 31, 2012
	Restructuring (1)	Other (Gains)/ Charges (2)	Total	Restructuring (1)	Other (Gains)/ Charges (2)	Total
Severance benefits and other employment contract obligations	$2,894	$862	$3,756	$28,302	$8,832	$37,134
(Gain)/loss on sale and impairment of assets, net	—	—	—	(1,515)	(9,196)	(10,711)
Professional fees and other costs, net of receipt of insurance claim payments	591	809	1,400	1,366	397	1,763
Reversal of excess restructuring reserves	—	—	—	(46)	—	(46)
	$3,485	$1,671	$5,156	$28,107	$33	$28,140

Cash	$3,485	$1,302	$4,787	$28,107	$(2,504)	$25,603
Non-cash	—	369	369	—	2,537	2,537
	$3,485	$1,671	$5,156	$28,107	$33	$28,140

(1) Restructuring:
Restructuring charges recorded in the three and six months ended January 31, 2013 reflect the expenses incurred in connection with the Company’s structural cost improvement initiatives impacting both segments as well as the Corporate Services Group.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Restructuring charges recorded in the three and six months ended January 31, 2012 reflect the expenses incurred in connection with the Company’s cost reduction initiatives, primarily in the Industrial segment. Restructuring charges in the six months ended ended January 31, 2012 also includes a gain on the divestiture of a non-strategic asset group.
(2) Other (Gains) / Charges:
Severance benefits and other employment contract obligations:
In the three and six months ended January 31, 2013 and January 31, 2012, the Company recorded charges related to certain employment contract obligations.
Gain on sale of assets:
The six months ended January 31, 2012 includes a gain of $9,196 on the sale of the Company’s investment in Satair A/S.
Professional fees and other:
In the three and six months ended January 31, 2013 and January 31, 2012, the Company recorded settlement related costs as well as legal and other professional fees, related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 14, Contingencies and Commitments in the 2012 Form 10-K) which pertain to matters that had been under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). The receipt of insurance claim payments partly offset the costs discussed above in the six months ended January 31, 2013 and the three and six months ended January 31, 2012.
The three and six months ended January 31, 2013 also includes a loss related to a fire at a manufacturing facility.
The following table summarizes the activity related to restructuring liabilities recorded for the Company’s structural cost improvement initiatives and Industrial cost reduction initiatives which began in fiscal year 2012:

	Severance	Other	Total

Original charge	$61,852	$3,448	$65,300
Utilized	(27,365)	(2,798)	(30,163)
Translation	(123)	(47)	(170)
Balance at Jul 31, 2012	$34,364	$603	$34,967
Additions	5,195	788	5,983
Utilized	(19,009)	(949)	(19,958)
Reversal of excess reserves	(246)	(19)	(265)
Translation	402	18	420
Balance at Jan 31, 2013	$20,706	$441	$21,147
Excluded from the table above are restructuring liabilities relating to restructuring plans initiated in fiscal years 2009 and 2010. At January 31, 2013, the balance of these liabilities was $366.

NOTE 7 – INCOME TAXES
The Company’s effective tax rate on continuing operations for the six months ended January 31, 2013 and January 31, 2012 was 18.1% and 24.0%, respectively. For the six months ended January 31, 2013, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and a net tax benefit of $7,757 primarily from the resolution of a U.S. tax audit partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings. For the six months ended January 31, 2012, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

During the six months ended January 31, 2013, the Company reached a final agreement with the Internal Revenue Service (“IRS”) resolving the outstanding tax positions for fiscal years ended 2006 through 2008. As a result, the Company reversed $10,193 of previously recorded liabilities related to tax and penalties, as well as $6,704 related to interest ($4,268 net of income tax cost) that were accrued but not assessed as part of the IRS agreement.
At January 31, 2013 and July 31, 2012, the Company had gross unrecognized income tax benefits of $180,063 and $194,829, respectively. During the six months ended January 31, 2013, the amount of gross unrecognized tax benefits decreased by $14,766, primarily due to the settlement of the IRS income tax examinations for fiscal years ended 2006 through 2008, partially offset by tax positions taken during the current period and the impact of foreign currency translation. As of January 31, 2013, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $128,970.
At January 31, 2013 and July 31, 2012, the Company had liabilities of $17,769 and $25,314, respectively, for potential payment of interest and penalties.
Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $74,526.

NOTE 8 – COMPONENTS OF NET PERIODIC PENSION COST
Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components (included in the table below is net periodic benefit cost included in discontinued operations for the three and six months ended January 31, 2012 of $184 and $367, respectively):

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan 31, 2013	Jan 31, 2012	Jan 31, 2013	Jan 31, 2012	Jan 31, 2013	Jan 31, 2012
Service cost	$2,647	$2,231	$1,161	$1,181	$3,808	$3,412
Interest cost	2,618	3,051	4,048	4,481	6,666	7,532
Expected return on plan assets	(2,384)	(2,303)	(4,118)	(3,855)	(6,502)	(6,158)
Amortization of prior service cost/(credit)	393	374	(15)	(34)	378	340
Amortization of actuarial loss	2,411	1,546	1,412	1,297	3,823	2,843
Loss due to curtailments and settlements	17	—	—	—	17	—
Net periodic benefit cost	$5,702	$4,899	$2,488	$3,070	$8,190	$7,969

	Six Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan 31, 2013	Jan 31, 2012	Jan 31, 2013	Jan 31, 2012	Jan 31, 2013	Jan 31, 2012
Service cost	$5,295	$4,462	$2,350	$2,391	$7,645	$6,853
Interest cost	5,235	6,647	8,066	9,116	13,301	15,763
Expected return on plan assets	(4,767)	(4,606)	(8,221)	(7,819)	(12,988)	(12,425)
Amortization of prior service cost/(credit)	786	1,031	(32)	(67)	754	964
Amortization of actuarial loss	4,822	5,000	2,812	2,632	7,634	7,632
Loss due to curtailments and settlements	33	—	—	—	33	—
Net periodic benefit cost	$11,404	$12,534	$4,975	$6,253	$16,379	$18,787

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
The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and six months ended January 31, 2013 and January 31, 2012 are reflected in the table below (excluded from the table below is stock-based compensation expense included in discontinued operations for the three and six months ended and January 31, 2012 of $181 and $331, respectively):

	Three Months Ended		Six Months Ended
	Jan 31, 2013	Jan 31, 2012	Jan 31, 2013	Jan 31, 2012
Restricted stock units	$4,609	$4,637	$7,917	$9,339
Stock options	1,544	1,321	2,678	3,195
ESPP	302	1,414	690	2,565
MSPP	937	1,111	1,787	2,104
Total	$7,392	$8,483	$13,072	$17,203

NOTE 10 – EARNINGS PER SHARE
The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and restricted stock units aggregating 1,254 and 829 shares were not included in the computation of diluted shares for the three months ended January 31, 2013 and January 31, 2012, respectively, because their effect would have been antidilutive. For the six months ended January 31, 2013 and January 31, 2012, 1,175 and 1,339 antidilutive shares, respectively, were excluded. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Six Months Ended
	Jan 31, 2013	Jan 31, 2012	Jan 31, 2013	Jan 31, 2012
Basic shares outstanding	112,420	116,196	113,398	115,997
Effect of stock plans	1,389	1,718	1,386	1,558
Diluted shares outstanding	113,809	117,914	114,784	117,555

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
The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2013:

	Fair Value Measurements
	As of
	Jan 31, 2013	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$5,380	$5,380	$—	$—
Available-for-sale securities:
Equity securities	173	173	—	—
Debt securities:
Corporate	32,098	—	32,098	—
U.S. Treasury	8,966	—	8,966	—
Federal Agency	25,141	—	25,141	—
Mortgage-backed	6,136	—	6,136	—
Municipal government	1,002	—	1,002	—
Derivative financial instruments:
Foreign exchange forward contracts	2,551	—	2,551	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	5,504	—	5,504	—

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
The fair values of the Company’s foreign currency forward contracts are valued using pricing models, with all significant inputs derived from or corroborated by observable market data such as yield curves, currency spot and forward rates, and currency volatilities. These investments are included in Level 2 of the fair value hierarchy.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 12 – INVESTMENT SECURITIES
The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the trust at January 31, 2013 range from 2013 to 2044.

	Cost/ Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains/(Losses)
January 31, 2013
Equity securities	$174	$173	$—	$(1)	$(1)
Debt securities:
Corporate	30,061	32,098	2,039	(2)	2,037
U.S. Treasury	8,449	8,966	520	(3)	517
Federal agency	23,500	25,141	1,681	(40)	1,641
Mortgage-backed	5,796	6,136	361	(21)	340
Municipal government	1,000	1,002	2	—	2
	$68,980	$73,516	$4,603	$(67)	$4,536

July 31, 2012
Equity securities	$212	$206	$—	$(6)	$(6)
Debt securities:
Corporate	30,548	32,378	1,838	(8)	1,830
U.S. Treasury	8,049	8,610	562	(1)	561
Federal agency	25,454	27,231	1,777	—	1,777
Mortgage-backed	6,129	6,392	290	(27)	263
Municipal government	1,000	1,004	4	—	4
	$71,392	$75,821	$4,471	$(42)	$4,429
The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
January 31, 2013
Debt securities:
Corporate	$766	$(2)	$—	$—	$766	$(2)
U.S. Treasury	1,080	(3)	—	—	1,080	(3)
Mortgage-backed	—	—	1,509	(21)	1,509	(21)
Federal agency	1,920	(40)	—	—	1,920	(40)
Equity securities	32	(1)	—	—	32	(1)
	$3,798	$(46)	$1,509	$(21)	$5,307	$(67)

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
July 31, 2012
Debt securities:
Mortgage-backed	$—	$—	$1,504	$(27)	$1,504	$(27)
U.S. Treasury	589	(1)	—	—	589	(1)
Corporate	—	—	462	(8)	462	(8)
Equity securities	27	(6)	—	—	27	(6)
	$616	$(7)	$1,966	$(35)	$2,582	$(42)
The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three and six months ended January 31, 2013 and January 31, 2012:

	Three Months Ended		Six Months Ended
	Jan 31, 2013	Jan 31, 2012	Jan 31, 2013	Jan 31, 2012
Proceeds from sales	$6,689	$5,180	$12,286	$21,227
Realized gross gains on sales	160	115	352	9,478
Realized gross losses on sales	3	—	5	16

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
Foreign Exchange Related:
a. Derivatives Not Designated as Hedging Instruments
The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three and six months ended January 31, 2013 was $616,719 and $1,223,486. The notional amount of foreign currency forward contracts outstanding as of January 31, 2013 was $331,353.
b. Cash Flow Hedges
The Company uses foreign exchange forward contracts for cash flow hedging on its future transactional exposure to the Euro due to changes in market rates to exchange Euros for British Pounds. The hedges cover a British subsidiary (British Pound functional) with Euro revenues and a Swiss subsidiary (Euro functional) with British Pound expenses. The probability of the occurrence of these transactions is high and our assessment is based on observable facts including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to lock the British Pound equivalent amount of Euro sales for the British subsidiary and the Euro equivalent amount of British Pound expenses for the Swiss subsidiary at the agreed upon exchange rates in the foreign exchange forward contracts. The notional amount of foreign currency forward contracts outstanding as of January 31, 2013 was $36,238 and cover certain monthly transactional exposures through July 2013.

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
Interest Rate Related:
As of January 31, 2013, there are no existing interest rate related derivatives.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
January 31, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$—	Other current liabilities	$3,472
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$2,551	Other current liabilities	$2,032
Total derivatives		$2,551		$5,504
Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$98,820

	Asset Derivatives		Liability Derivatives
July 31, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$270	Other current liabilities	$—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$3,508	Other current liabilities	$1,457
Total derivatives		$3,778		$1,457
Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$115,129

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three and six months ended January 31, 2013 and January 31, 2012 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Three Months Ended			Three Months Ended
	Jan 31, 2013	Jan 31, 2012		Jan 31, 2013	Jan 31, 2012
Derivatives in cash flow hedging relationships
Foreign exchange forward contracts	$(1,825)	$—	Net sales	$(296)	$—
			Cost of sales	(170)	—
Total derivatives	$(1,825)	$—		$(466)	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Six Months Ended			Six Months Ended
	Jan 31, 2013	Jan 31, 2012		Jan 31, 2013	Jan 31, 2012
Derivatives in cash flow hedging relationships
Foreign exchange forward contracts	$(3,777)	$—	Net sales	$(387)	$—
			Cost of sales	(170)	—
Total derivatives	$(3,777)	$—		$(557)	$—

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended January 31, 2013 and January 31, 2012.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three and six months ended January 31, 2013 and January 31, 2012 are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Jan 31, 2013	Jan 31, 2012	Jan 31, 2013	Jan 31, 2012
Derivatives not designated as hedging relationships
Foreign exchange forward contracts	Selling, general and administrative expenses	$(7,388)	$4,747	$(9,826)	$6,162

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three and six months ended January 31, 2013 and January 31, 2012 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Three Months Ended			Three Months Ended
	Jan 31, 2013	Jan 31, 2012		Jan 31, 2013	Jan 31, 2012
Nonderivatives designated as hedging relationships
Net investment hedge	$9,100	$513	N/A	$—	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Six Months Ended			Six Months Ended
	Jan 31, 2013	Jan 31, 2012		Jan 31, 2013	Jan 31, 2012
Nonderivatives designated as hedging relationships
Net investment hedge	$10,437	$(1,336)	N/A	$—	$—

(b)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended January 31, 2013 and January 31, 2012.

NOTE 14 – COMPONENTS OF OTHER COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	Jan 31, 2013	Jan 31, 2012	Jan 31, 2013	Jan 31, 2012
Unrealized translation adjustment	$12,661	$(40,736)	$47,164	$(65,670)
Income taxes	(5,091)	(1,112)	(5,842)	(310)
Unrealized translation adjustment, net	$7,570	$(41,848)	$41,322	$(65,980)

Pension liability adjustment	$4,900	$7,113	$6,886	$13,367
Income taxes	(1,525)	(3,559)	(2,323)	(5,582)
Pension liability adjustment, net	$3,375	$3,554	$4,563	$7,785

Change in unrealized investment gains/(losses)	$(481)	$812	$107	$(8,794)
Income taxes	137	(254)	(44)	3,204
Change in unrealized investment gains/(losses), net	$(344)	$558	$63	$(5,590)

Change in unrealized gains/(losses) on derivatives	$(1,967)	$—	$(4,089)	$—
Income taxes	142	—	312	—
Change in unrealized gains/(losses) on derivatives, net	$(1,825)	$—	$(3,777)	$—

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Unrealized investment gains on available-for-sale securities, net of related income taxes, consist of the following:

	Three Months Ended		Six Months Ended
	Jan 31, 2013	Jan 31, 2012	Jan 31, 2013	Jan 31, 2012
Unrealized gains/(losses) arising during the period	$(308)	$778	$470	$403
Income taxes	75	(242)	(174)	(270)
Net unrealized gains/(losses) arising during the period	(233)	536	296	133
Reclassification adjustment for (gains)/losses included in net earnings	(111)	22	(233)	(5,723)
Change in unrealized investment gains/(losses), net	$(344)	$558	$63	$(5,590)

NOTE 15 – SEGMENT INFORMATION
The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.
The following table presents sales and segment profit from continuing operations by business segment reconciled to earnings from continuing operations before income taxes, for the three and six months ended January 31, 2013 and January 31, 2012. The Life Sciences and Industrial results for the three and six months ended January 31, 2012 have been restated to reflect the change in allocation of certain shared expenses on a continuing operations basis.

	Three Months Ended		Six Months Ended
	Jan 31, 2013	Jan 31, 2012	Jan 31, 2013	Jan 31, 2012
SALES:
Life Sciences	$329,182	$299,231	$629,133	$600,985
Industrial	333,273	340,816	660,922	690,324
Total	$662,455	$640,047	$1,290,055	$1,291,309
SEGMENT PROFIT:
Life Sciences	$82,477	$78,088	$152,319	$157,805
Industrial	48,104	48,129	100,870	91,764
Total segment profit	130,581	126,217	253,189	249,569
Corporate Services Group	18,026	17,678	32,091	33,379
Operating profit	112,555	108,539	221,098	216,190
ROTC	4,399	5,156	8,673	28,140
Interest expense, net	6,017	5,386	5,449	11,331
Earnings from continuing operations before income taxes	$102,139	$97,997	$206,976	$176,719

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
The key components of discontinued operations for the three and six months ended January 31, 2013 were as follows:

	Three Months Ended		Six Months Ended
	Jan 31, 2013	Jan 31, 2012	Jan 31, 2013	Jan 31, 2012
Net sales	$5,496	$57,934	$8,523	$112,313

Earnings/(loss) from discontinued operations before income taxes	$(5,663)	$14,312	$394,321	$28,083
Provision/(benefit) for income taxes	(2,114)	4,229	147,563	8,197
Earnings/(loss) from discontinued operations, net of income taxes	$(3,549)	$10,083	$246,758	$19,886
Included in earnings from discontinued operations before income taxes above are a (loss)/gain on the sale of the Product Line of $(2,945) and $397,338, respectively, for the three and six months ended January 31, 2013.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements and Risk Factors
The following discussion should be read together with the accompanying condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in the Pall Corporation and its subsidiaries (hereinafter collectively called the “Company”) Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (“2012 Form 10-K”). The discussion under the subheading “Review of Operating Segments from Continuing Operations” below is in local currency (i.e., had exchange rates not changed year over year) unless otherwise indicated. Company management considers local currency change to be an important measure because by excluding the impact of volatility of exchange rates, underlying volume change is clearer. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis. The Company utilizes certain estimates and assumptions affecting the reported financial information as well as to quantify the impact of various significant factors that contribute to the changes in the Company’s periodic results included in the discussion below.
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
The Company’s forward-looking statements are subject to risks and uncertainties and are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by the Company’s forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I–Item 1A.–Risk Factors in the 2012 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including: the impact of legislative, regulatory and political developments globally; the impact of the uncertain global economic environment; the extent to which adverse economic conditions may affect the Company’s sales volume and results; demand for the Company’s products and business relationships with key customers and suppliers, which may be impacted by their cash flow and payment practices; delays or cancellations in shipments; the Company’s ability to develop and commercialize new technologies or obtain regulatory approval or market acceptance of new technologies; the Company’s ability to enforce patents and protect proprietary products and manufacturing techniques; increase in costs of manufacturing and operating costs; the Company’s ability to achieve and sustain the savings anticipated from its structural cost improvement initiatives; volatility in foreign currency exchange rates, interest rates and energy costs and other macroeconomic challenges currently affecting the Company; the Company’s ability to meet its regulatory obligations; costs and outcome of pending or future claims or litigation; the Company’s ability to comply with environmental, health and safety laws and regulations; changes in product mix, market mix and product pricing, particularly relating to the expansion of the systems business; the effect of a serious disruption in the Company’s information systems; fluctuations in the Company’s effective tax rate; the Company’s ability to successfully complete or integrate any acquisitions; competition, including the impact of pricing and other actions by the Company’s competitors; the effect of litigation and regulatory inquiries associated with the restatement of the Company’s prior period financial statements; the Company’s ability to attract and retain management talent or the loss of members of its senior management team; the effect of the restrictive covenants in the Company’s debt facilities; and the effect of product defects and recalls. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them, whether as a result of new information, future developments or otherwise.

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
Review of Consolidated Results from Continuing Operations
Sales in the second quarter of fiscal year 2013 increased 3.5% to $662,455 from $640,047 in the second quarter of fiscal year 2012. Exchange rates used to translate foreign subsidiary results into U.S. Dollars decreased reported sales by $2,725, primarily due to the strengthening of the U.S. Dollar against the Japanese Yen ("JPY"). In local currency, sales increased 3.9% compared to the second quarter of fiscal year 2012. Sales in the six months were $1,290,055, essentially flat compared to the six months of fiscal year 2012. Exchange rates used to translate foreign subsidiary results into U.S. Dollars decreased reported sales by $25,600 in the six months, primarily due to the strengthening of the U.S. Dollar against the Euro and to a lesser extent, the JPY. In local currency, sales increased 1.9% compared to the six months of fiscal year 2012.
Life Sciences segment sales increased 10.6% (in local currency) in the second quarter and 7.2% in the six months. Industrial segment sales decreased 1.9% (in local currency) in the second quarter and 2.7% in the six months. For a detailed discussion of sales by segment, refer to the section “Review of Operating Segments” below.
Consumable filtration products sales (including appurtenant hardware) increased 2.6% (in local currency) in the second quarter, as an increase in Life Sciences of 11.7% was partly offset by a decline in Industrial of 5.9%. Consumable filtration products sales increased 1.4% (in local currency) in the six months, as an increase in Life Sciences of 7.8% was partly offset by a decline in Industrial of 4.6%. Increased pricing contributed $4,917, or 0.9% and $8,328, or 0.7% to consumables sales growth in the quarter and six months, respectively reflecting increases in both segments.
Systems sales increased 13.2% (in local currency) in the second quarter reflecting an increase in Industrial of 21.0%, while systems sales in Life Sciences were flat. In the six months, systems sales increased 5.4% (in local currency) reflecting an increase in Industrial of 7.7% and an increase in Life Sciences of about 1%. Systems sales represented 13.6% of total sales in the second quarter of fiscal year 2013 compared to 12.4% in the second quarter of fiscal year 2012. Systems sales represented 12.8% of total sales in the six months of fiscal year 2013 compared to 12.3% in the six months of fiscal year 2012.
The Company defines its emerging markets as high growth and/or developing areas of the world in which the Company has focused growth resources. In the Americas, emerging markets include Latin America, primarily the countries of Brazil, Argentina and Mexico. In Europe, emerging markets include Eastern European countries, primarily Russia, Turkey and Poland, as well as various countries in the Middle East and Africa. In Asia, emerging markets primarily include the countries of China, India, Philippines, Indonesia and Vietnam. Sales in emerging markets, which represented about 20% of total sales, were flat compared to the second quarter of fiscal year 2012. This primarily reflects weakness in the European and Asian emerging markets, driven by weak capital spending, offset by growth in Latin America. In the six months, sales in emerging markets declined 2%, reflecting the same factors.
Gross margin in the second quarter of fiscal year 2013 was 51.6%, compared to 52.8% in the second quarter of fiscal year 2012. This reflects decreases in gross margin in the Life Sciences and Industrial segments of 100 basis points and 210 basis points, respectively. In the six months, gross margin was 51.9%, compared to 52.2% in the six months of fiscal year 2012. This reflects decreases in gross margin in the Life Sciences and Industrial segments of 70 basis points and 50 basis points, respectively. For a detailed discussion of the factors impacting gross margin by segment, refer to the section “Review of Operating Segments” below.
The Company has risks to gross margin from the fluctuation of the costs of products that are sourced in a currency different than the currency they are sold in (transactional impact). In the fourth quarter of fiscal year 2012, the Company began to use foreign exchange contracts for cash flow hedging of its forecasted transactional exposure. With the Company’s current manufacturing footprint, a significant portion of products purchased by the Company in the Eurozone are sourced outside of the Eurozone. Sales in the Eurozone are approximately 25% of total Company sales. About 70% of the cost of goods on those sales are denominated in British pounds or U.S. Dollars.The Company currently estimates that the transactional impact of a 5% fluctuation in the U.S. Dollar or the Pound Sterling relationship to the Euro would impact the Company’s consolidated gross margin by a range of approximately 40-60 basis points on an annualized basis, before the impact of the Company’s cash flow hedging program.

Looking at these currency pairs weighted to Pall’s sales, for the six months ended January 31, 2013 the Euro had depreciated approximately 5% against the U.S. Dollar and approximately 6% against the Pound Sterling compared to the average exchange rates for the six months ended January 31, 2012.
Selling, general and administrative (“SG&A”) expenses in the second quarter of fiscal year 2013 decreased by $3,567 or 1.7% (approximately $2,400, or 1%, in local currency). This reflects a decrease in the Industrial segment partly offset by increases in the Life Sciences segment and the Corporate Services Group. Selling expenses were flat in the quarter, while general and administrative (“G&A”) expenses decreased 4%.
In the six months, SG&A expenses decreased by $15,782 or 3.8% (approximately $7,100, or 2%, in local currency). This reflects decreases in the Industrial segment and the Corporate Services Group, partly offset by an increase in the Life Sciences segment. Selling expenses decreased approximately 5% in the six months, while general and administrative (“G&A”) expenses decreased 2%.
The decline in overall SG&A (in local currency) in the quarter and six months reflects the savings generated by our structural cost improvement initiatives net of the following:

•	incremental costs related to ForteBio (which was acquired in the third quarter of fiscal year 2012) , impacting Life Sciences,

•	incremental depreciation expense resulting from the go-live of the the last significant phase of the Company’s global ERP system implementation, and

•	expenses to structure the Company for future growth.
As a percentage of sales, SG&A expenses declined to 31.1% from 32.7% in the second quarter of fiscal year 2012. In the six months, SG&A expenses declined to 31.2% from 32.4% in the prior year period. The selling and G&A expense components of SG&A as a percentage of sales in the second quarter were as follows:

•	selling expenses were 17.3% compared to 17.9% in the second quarter of fiscal year 2012

•	G&A expenses were 13.8% compared to 14.9% in the second quarter of fiscal year 2012
The selling and G&A expense components of SG&A as a percentage of sales in the six months were as follows:
•selling expenses were 17.1% compared to 18.0% in the six months of fiscal year 2012, and
•G&A expenses were 14.1% compared to 14.4% in the six months of fiscal year 2012.
For a discussion of SG&A by business, refer to the section “Review of Operating Segments” below.
Research and development (“R&D”) expenses were $23,399 in the second quarter of fiscal year 2013 compared to $20,050 in the second quarter of fiscal year 2012, an increase of $3,349, or 16.7% (approximately $3,300, or 17% in local currency). The increase in R&D expenses in local currency in the quarter reflects increased spending in both the Life Sciences and Industrial segments. As a percentage of sales, R&D expenses were 3.5% in the quarter compared to 3.1% in the second quarter of fiscal year 2012. In the six months, R&D expenses were $45,974 compared to $39,571 last year, an increase of $6,403, or 16.2% (approximately $6,700, or 17% in local currency). The increase in R&D expenses in local currency in the six months reflects increased spending in the Life Sciences segment partly offset by a decline in the Industrial segment. As a percentage of sales, R&D expenses were 3.6% in the six months compared to 3.1% in the six months of fiscal year 2012. For a discussion of R&D expenses by business, refer to the section “Review of Operating Segments” below.
In the second quarter and six months of fiscal year 2013, the Company recorded restructuring and other charges (“ROTC”) of $4,399 and $8,673, respectively, primarily comprised of severance costs related to the Company’s structural cost improvement initiatives as well as charges related to certain employment contract obligations.
In the second quarter and six months of fiscal year 2012, the Company recorded ROTC of $5,156 and $28,140, respectively. ROTC in the second quarter and six months was primarily comprised of severance, professional fees and other costs related to the Company’s cost reduction initiatives, primarily in the Industrial segment as well as charges related to certain employment contract obligations. Such charges in the six months were partly offset by a gain on the sale of an investment.
The details of ROTC for the three and six months ended January 31, 2013 and January 31, 2012 as well as the activity related to restructuring liabilities that were recorded related to the Company’s structural cost improvement initiatives and Industrial cost reduction initiatives, can be found in Note 6, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.

Earnings before interest and income taxes (“EBIT”) were $108,156 in the second quarter of fiscal year 2013, an increase of $4,773, or 4.6% compared to $103,383 in the second quarter of fiscal year 2012. The impact of foreign currency translation decreased EBIT by approximately $1,200, or 1% in the second quarter of fiscal year 2013. As a percentage of sales, EBIT were 16.3% compared to 16.2% in the second quarter of fiscal year 2012. In the six months, EBIT were $212,425, an increase of $24,375, or 13.0% compared to $188,050 in the six months of fiscal year 2012. The impact of foreign currency translation decreased EBIT by approximately $5,600, or 3% in the six months of fiscal year 2013. As a percentage of sales, EBIT were 16.5% compared to 14.6% in the six months of fiscal year 2012.
Net interest expense in the second quarter of fiscal year 2013 was $6,017 compared to $5,386 in the second quarter of fiscal year 2012, an increase of $631. Net interest expense in the six months was $5,449 compared to $11,331 in the six months of fiscal year 2012. Net interest expense in the six months of fiscal year 2013 reflects the reversal of of $6,704 of accrued interest related to the resolution of a U.S. tax audit. Excluding this benefit, net interest expense increased $822 compared to the six months of fiscal year 2012, primarily reflecting reduced interest income.
The Company’s effective tax rate for the second quarter of fiscal years 2013 and 2012 was 21.4% and 23.8%, respectively. The Company’s effective tax rate for the six months ended January 31, 2013 and 2012 was 18.1% and 24.0%, respectively. The effective tax rate for the six months ended January 31, 2013 reflects a net tax benefit of $7,757 primarily from the resolution of a U.S. tax audit partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings. Excluding these impacts, as well as the impact of ROTC discussed above, the effective tax rate for the six months ended January 31, 2013 and 2012 would have been 22.5% and 24.5%, respectively. This decrease in the effective tax rate for the second quarter and for the six months ended January 31, 2013 resulted primarily from the retroactive extension of the federal research credit per the American Taxpayer Relief Act of 2012 and a lower effective tax rate on the Company’s foreign operations. The Company expects its effective tax rate for the full fiscal year 2013 to be approximately 23%, exclusive of the impact of ROTC and discrete items in future periods. The actual effective tax rate for the full fiscal year 2013 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies as well as other factors.
Net earnings in the second quarter of fiscal year 2013 were $80,319, or 70 cents per share, compared with net earnings of $74,646, or 63 cents in the second quarter of fiscal year 2012. Net earnings in the six months of fiscal year 2013 were $169,484, or $1.48 per share, compared with net earnings of $134,298, or $1.14 in the six months of fiscal year 2012. Company management estimates that foreign currency translation decreased earnings per share by 1 cent in the second quarter and 4 cents in the six months of fiscal year 2013.
Review of Operating Segments from Continuing Operations
The following table presents sales and segment profit by business segment, reconciled to earnings before income taxes, for the three and six months ended January 31, 2013 and January 31, 2012.

Three Months Ended	Jan 31, 2013	% Margin	Jan 31, 2012	% Margin	% Change
SALES:
Life Sciences	$329,182		$299,231		10.0
Industrial	333,273		340,816		(2.2)
Total	$662,455		$640,047		3.5
SEGMENT PROFIT :
Life Sciences	$82,477	25.1	$78,088	26.1	5.6
Industrial	48,104	14.4	48,129	14.1	(0.1)
Total segment profit	130,581	19.7	126,217	19.7	3.5
Corporate Services Group	18,026		17,678		2.0
Operating profit	112,555	17.0	108,539	17.0	3.7
ROTC, net	4,399		5,156
Interest expense, net	6,017		5,386
Earnings before income taxes	$102,139		$97,997

Six Months Ended	Jan 31, 2013	% Margin	Jan 31, 2012	% Margin	% Change
SALES:
Life Sciences	$629,133		$600,985		4.7
Industrial	660,922		690,324		(4.3)
Total	$1,290,055		$1,291,309		(0.1)
SEGMENT PROFIT :
Life Sciences	$152,319	24.2	$157,805	26.3	(3.5)
Industrial	100,870	15.3	91,764	13.3	9.9
Total segment profit	253,189	19.6	249,569	19.3	1.5
Corporate Services Group	32,091		33,379		(3.9)
Operating profit	221,098	17.1	216,190	16.7	2.3
ROTC, net	8,673		28,140
Interest expense, net	5,449		11,331
Earnings before income taxes	$206,976		$176,719

Life Sciences:
Presented below are Summary Statements of Segment Profit for the Life Sciences segment for the three and six months ended January 31, 2013 and January 31, 2012:

Three Months Ended	Jan 31, 2013	% of Sales	Jan 31, 2012	% of Sales	% Change
Sales	$329,182		$299,231		10.0
Cost of sales	137,046	41.6	121,548	40.6	12.8
Gross margin	192,136	58.4	177,683	59.4	8.1
SG&A	94,414	28.7	87,341	29.2	8.1
R&D	15,245	4.6	12,254	4.1	24.4
Segment profit	$82,477	25.1	$78,088	26.1	5.6

Six Months Ended	Jan 31, 2013	% of Sales	Jan 31, 2012	% of Sales	% Change
Sales	$629,133		$600,985		4.7
Cost of sales	261,043	41.5	245,089	40.8	6.5
Gross margin	368,090	58.5	355,896	59.2	3.4
SG&A	185,319	29.5	174,407	29.0	6.3
R&D	30,452	4.8	23,684	3.9	28.6
Segment profit	$152,319	24.2	$157,805	26.3	(3.5)

The tables below present sales by market and region within the Life Sciences segment for the three and six months ended January 31, 2013 and January 31, 2012, including the effect of exchange rates for comparative purposes.

Three Months Ended	Jan 31, 2013	Jan 31, 2012	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
BioPharmaceuticals	$218,775	$201,647	8.5	$(934)	9.0
Food & Beverage	56,948	53,366	6.7	(495)	7.6
Medical	53,459	44,218	20.9	(211)	21.4
Total Life Sciences	$329,182	$299,231	10.0	$(1,640)	10.6
By Region
Americas	$104,018	$84,014	23.8	$(789)	24.8
Europe	159,360	152,027	4.8	603	4.4
Asia	65,804	63,190	4.1	(1,454)	6.4
Total Life Sciences	$329,182	$299,231	10.0	$(1,640)	10.6

Six Months Ended	Jan 31, 2013	Jan 31, 2012	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
BioPharmaceuticals	$421,352	$397,659	6.0	$(9,850)	8.4
Food & Beverage	106,534	109,385	(2.6)	(3,097)	0.2
Medical	101,247	93,941	7.8	(2,082)	10.0
Total Life Sciences	$629,133	$600,985	4.7	$(15,029)	7.2
By Region
Americas	$201,816	$174,738	15.5	$(1,525)	16.4
Europe	303,025	305,905	(0.9)	(10,856)	2.6
Asia	124,292	120,342	3.3	(2,648)	5.5
Total Life Sciences	$629,133	$600,985	4.7	$(15,029)	7.2
Life Sciences segment sales increased 10.6% in the second quarter compared to the second quarter of fiscal year 2012, reflecting growth consumables sales of 11.7%, while systems sales were flat. In the six months, Life Sciences segment sales increased 7.2%, reflecting growth in consumables and systems of 7.8% and about 1%, respectively. Sales in emerging markets grew approximately 6% in the quarter while sales in mature markets grew about 11%. In the six months, sales in emerging markets grew approximately 3% while sales in mature markets grew about 8%.
Increased pricing contributed $3,815, or about 1.4% to consumables sales growth in the second quarter and the volume related increase to consumables sales was 10.3%. In the six months, increased pricing contributed $5,555, or about 1.0% to consumables sales growth and the volume related increase to consumables sales was 6.8%.The increase in pricing in the second quarter and six months was driven by the BioPharmaceuticals and Food & Beverage markets.
Systems sales represented 8.8% of total Life Sciences sales in the second quarter compared to 9.7% in the second quarter of fiscal year 2012. In the six months, systems sales represented 8.3% of total Life Sciences sales compared to 8.8% in the six months of fiscal year 2012.
Life Sciences sales represented approximately 50% of total Company sales in the second quarter compared to 47%, in the same period of fiscal year 2012. In the six months, Life Sciences sales represented approximately 49% of total Company sales compared to 47%, in the six months of fiscal year 2012.

Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory), and represented approximately 65% of total Life Sciences sales, increased 9.0% in the quarter and 8.4% in the six months. The sales results by the submarkets are discussed below:

•
Sales in the Pharmaceuticals submarket, which represented about 60% of total Life Sciences sales, increased 11.3% in the quarter and 10.4% in the six months, reflecting growth in all three regions. Consumables sales increased 14.1% in the quarter and 11.4% in the six months. Continued strength in the biotech sector was a key growth driver. Furthermore, the ForteBio acquisition (acquired in the third quarter of fiscal year 2012), added approximately $8 million, or 5% and almost $15 million, or 5%, in consumables sales growth in the quarter and six months, respectively. Systems sales declined 11.4% in the quarter and increased 1.5% in the six months.

•
Sales in the Laboratory submarket, which represented close to 10% of Life Sciences sales, were down 6.4% in the quarter and 4% in the six months, primarily driven by weakness in the Americas. Furthermore, the sales result in the Americas was impacted by third-party supply chain challenges.

Sales in the Food & Beverage market, which represented about 17% of total Life Sciences sales, increased 7.6%. Consumables sales increased 4.9%. This reflects strong consumables sales growth of 17.8% in the Americas, due in part to geographical expansion in Latin America, partly offset by weakness in Europe related to sluggishness in beer and wine production levels. Overall systems sales grew 19.6%, driven by increases in all three regions, although part of this is reflective of the timing of projects. In the six months, Food & Beverage sales were flat. Consumables sales increased about 1% in the six months. Excluding the impact of a divestiture in Italy, consumables sales were up almost 3% for the six months, reflecting the same trend evident in the quarter. Overall systems sales declined 2.5% in the six months, reflective of weak capital spending in the Americas.
Sales in the Medical market, which is comprised of patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, represented about 15% of total Life Sciences sales. Sales increased 21.4% in the quarter and 10.0% in the six months.

•
OEM sales, which represented less than 10% of total Life Sciences sales, increased 17.9% in the quarter on strength in all three regions. This year over year growth rate also reflects the benefit of the comparative to a weak second quarter of fiscal year 2012. In the six months OEM sales grew 4.6%, reflecting growth in the Americas and Europe.

•
Sales to Hospitals, which represented less than 10% of total Life Sciences sales, were up 6.0% in the quarter and 3.3% in the six months, primarily reflecting increased point of use water filtration sales in Europe.

•
Blood media sales, under a supply agreement related to the sale of the Company's blood product line, contributed approximately 9% and 7% to Medical sales growth in the quarter and six months, respectively.

Life Sciences gross margin in the second quarter of fiscal year 2013 decreased 100 basis points to 58.4% from 59.4% in the second quarter of fiscal year 2012. The major drivers impacting gross margin quarter over quarter are as follows:

•	the detrimental effect of the weakening Euro on British Pound and U.S. dollar denominated goods sourced in the Eurozone, that decreased gross margin by approximately 50-70 basis points, and

•	unfavorable mix primarily which decreased gross margin by approximately 50-70 basis points.
Favorable pricing partly offset the above.
Life Sciences gross margin in the six months of fiscal year 2013 decreased 70 basis points to 58.5% from 59.2% in the six months of fiscal year 2012. The decline in gross margin in the six months reflects the detrimental effect of the weakening Euro as discussed above, partly offset by the benefit of favorable pricing.
SG&A expenses in the second quarter of fiscal year 2013 increased by $7,073, or 8.1% (approximately $7,600, or 9% in local currency) compared to the second quarter of fiscal year 2012. Selling expenses increased approximately 6% in the quarter, while G&A expenses increased approximately 12%.

In the six months, SG&A expenses increased by $10,912, or 6.3% (approximately $15,500, or 9% in local currency) compared to the six months of fiscal year 2012. Selling and G&A expenses in the six months increased approximately 1% and 15%, respectively. The overall increase in SG&A (in local currency) principally reflects incremental costs related to ForteBio and investments the Company is making to structure it for future growth, partly offset by savings from the Company’s structural cost improvement initiatives. SG&A as a percentage of sales decreased to 28.7% from 29.2% in the second quarter of fiscal year 2012. In the six months, SG&A as a percentage of sales increased to 29.5% from 29.0%. The selling and G&A expense components of SG&A as a percentage of sales in the quarter were as follows:
•selling expenses were 17.3% compared to 18.0% in the second quarter of fiscal year 2012, and
•G&A expenses were 11.4% compared to 11.2% in the second quarter of fiscal year 2012.
The selling and G&A expense components of SG&A as a percentage of sales in the six months were as follows:
•selling expenses were 17.4% compared to 18.1% in the six months of fiscal year 2012, and
•G&A expenses were 12.0% compared to 10.9% in the six months of fiscal year 2012.
R&D expenses in the second quarter of fiscal year 2013 were $15,245, an increase of $2,991, or 24.4% (approximately $2,900, or 24% in local currency). As a percentage of sales, R&D expenses were 4.6% compared to 4.1% in the second quarter of fiscal year 2012. In the six months, R&D expenses increased $6,768, or 28.6% (approximately $6,900, or 29% in local currency). As a percentage of sales, R&D expenses were 4.8% compared to 3.9% in the six months of fiscal year 2012. The increase in R&D expenses in the quarter and six months reflects increased focus on development of our instrumentation capabilities, including spend related to the Company’s ForteBio product lines.
Segment profit dollars were $82,477, an increase of $4,389, or 5.6% (approximately $5,200, or 7% in local currency) compared to the second quarter of fiscal year 2012. Segment profit margin declined to 25.1% from 26.1% in the second quarter of fiscal year 2012.
In the six months, segment profit dollars were $152,319, a decrease of $5,486, or 3.5% (approximately $1,400, or 1% in local currency) compared to the six months of fiscal year 2012. Segment profit margin declined to 24.2% from 26.3% in the six months of fiscal year 2012.

Industrial:
Presented below are summary Statements of Segment Profit for the Industrial segment for the three and six months ended January 31, 2013 and January 31, 2012:

Three Months Ended	Jan 31, 2013	% of Sales	Jan 31, 2012	% of Sales	% Change
Sales	$333,273		$340,816		(2.2)
Cost of sales	183,446	55.0	180,334	52.9	1.7
Gross margin	149,827	45.0	160,482	47.1	(6.6)
SG&A	93,569	28.1	104,557	30.7	(10.5)
R&D	8,154	2.4	7,796	2.3	4.6
Segment profit	$48,104	14.4	$48,129	14.1	(0.1)

Six Months Ended	Jan 31, 2013	% of Sales	Jan 31, 2012	% of Sales	% Change
Sales	$660,922		$690,324		(4.3)
Cost of sales	359,966	54.5	372,703	54.0	(3.4)
Gross margin	300,956	45.5	317,621	46.0	(5.2)
SG&A	184,564	27.9	209,970	30.4	(12.1)
R&D	15,522	2.3	15,887	2.3	(2.3)
Segment profit	$100,870	15.3	$91,764	13.3	9.9

The tables below present sales by market and region within the Industrial segment for the three and six months ended January 31, 2013 and January 31, 2012, including the effect of exchange rates for comparative purposes.

Three Months Ended	Jan 31, 2013	Jan 31, 2012	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
Process Technologies	$200,435	$211,654	(5.3)	$(523)	(5.1)
Aerospace	64,287	54,959	17.0	245	16.5
Microelectronics	68,551	74,203	(7.6)	(807)	(6.5)
Total Industrial	$333,273	$340,816	(2.2)	$(1,085)	(1.9)
By Region
Americas	$105,636	$104,726	0.9	$(732)	1.6
Europe	105,502	106,374	(0.8)	928	(1.7)
Asia	122,135	129,716	(5.8)	(1,281)	(4.9)
Total Industrial	$333,273	$340,816	(2.2)	$(1,085)	(1.9)

Six Months Ended	Jan 31, 2013	Jan 31, 2012	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
Process Technologies	$398,969	$425,939	(6.3)	$(7,597)	(4.5)
Aerospace	122,722	111,592	10.0	(806)	10.7
Microelectronics	139,231	152,793	(8.9)	(2,168)	(7.5)
Total Industrial	$660,922	$690,324	(4.3)	$(10,571)	(2.7)
By Region
Americas	$210,309	$213,791	(1.6)	$(1,469)	(0.9)
Europe	204,179	205,487	(0.6)	(6,802)	2.7
Asia	246,434	271,046	(9.1)	(2,300)	(8.2)
Total Industrial	$660,922	$690,324	(4.3)	$(10,571)	(2.7)
Industrial segment sales decreased 1.9% in the second quarter and 2.7% in the six months, reflecting declines in the Process Technologies and Microelectronics markets partly offset by growth in the Aerospace market. Consumables (including appurtenant hardware) sales declined 5.9% in the second quarter, while systems sales increased 21.0%. In the six months, consumables (including appurtenant hardware) sales declined 4.6%, while systems sales increased 7.7%.
Sales in emerging markets decreased about 3% in the second quarter, while sales in mature markets declined about 1%. In the six months, sales in emerging markets decreased about 6%, while sales in mature markets declined about 1%.
Increased pricing contributed $1,102, or about 0.4% to consumables sales in the second quarter thus, the volume decline related to consumables sales was about 6.3%. In the six months, increased pricing contributed $2,773, or about 0.5% to consumables sales thus, the volume related decline related to consumables sales was 5.1%.
Systems sales represented 18.4% of total Industrial sales in the second quarter compared to 14.7% in the second quarter of fiscal year 2012. In the six months, systems sales represented 17.1% of total Industrial sales compared to 15.4% in the six months of fiscal year 2012.
Industrial sales represented approximately 50% of total Company sales in the second quarter compared to 53%, in the same period of fiscal year 2012. In the six months, Industrial sales represented approximately 51% of total Company sales compared to 53%, in the six months of fiscal year 2012.

Sales in the Process Technologies market, which is comprised of four submarkets, Fuels & Chemicals, Municipal Water, Power Generation and Machinery & Equipment, represented about 60% of total Industrial. Sales decreased 5.1% in the quarter and 4.5% in the six months. The sales results by submarket are discussed below:

•
Sales in the Fuels & Chemicals submarket, which represented approximately 25% of total Industrial sales were flat in the quarter. Sales were strong in the oil & gas sectors in the U.S. and in emerging markets in Europe, although this did not show through in the sales result as the prior year included a particularly large capital sale that did not repeat this fiscal year. In the six months, sales increased 4.0% reflecting strength in the oil & gas sectors.

•
Sales in the Machinery & Equipment submarket, which represented approximately 20% of total Industrial sales, decreased 7.6% in the quarter and 8.5% in the six months. This reflects a decrease in in-plant sales due to soft end market demand in Europe and Asia, weakness in primarily metals (in China) and weakness in mobile OEM globally. Furthermore, the sales declines year over year reflects the Company’s decision to exit certain low margin product lines.

•
Sales in the Power Generation submarket, which represented close to 10% of total Industrial sales, declined 1.3% in the quarter reflecting a reduction in capital spending in Europe and weakness in Asia related to a decrease in demand from wind turbine OEMs. In the six months, Power Generation sales decreased 2.8% reflecting the same trend evident in the quarter.

•
Municipal Water submarket sales, which represented less than 10% of total Industrial sales, decreased 19.1% in the quarter and 22.7% in the six months. The decline in the quarter and six months was largely driven by the Americas (the Company’s largest Municipal Water region) as project delays and pressure on capital spending continue to impact results. In Asia (the Company’s smallest Municipal Water region) sales were down in the quarter and six months. The decline in the six months reflects a large wastewater project in Australia in the comparative period of fiscal year 2012 that did not repeat this year. The declines in the Americas and Asia in the quarter and six months were partly offset by growth in Europe.

The Aerospace market is comprised of sales of air, water, lubrication, fuel and hydraulic protection products to end-user customers in Military and Commercial Aerospace. Sales in the Aerospace market, which represented about 20% of total Industrial sales, increased 16.5% in the quarter and 10.7% in the six months. The sales results by submarket are discussed below:

•
Sales to the Military Aerospace submarket, which represented almost 10% of total Industrial sales, were flat in the quarter reflecting a slowing of Military spending. In the six months, Military Aerospace sales increased 1.8% reflecting growth in the Americas and Europe, partly offset by a decline in Asia.

•
Sales to the Commercial Aerospace submarket, which represented almost 10% of total Industrial sales, increased 38.7% in the quarter and 21.2% in the six months, with all three regions contributing. The growth in the quarter and six months was driven by demand from OEMs and increased aftermarket sales, although fulfillment of past due backlog also contributed to the growth in the quarter.

Microelectronics sales, which represented about 20% of total Industrial sales, decreased 6.5% in the quarter and 7.5% in the six months. The year over year result reflects continuing global weakness in our customer end markets particularly in the semiconductor and data storage sectors.
Industrial gross margin in the second quarter decreased 210 basis points to 45.0% from 47.1% in the second quarter of fiscal year 2012. The decline in gross margin in the quarter was primarily driven by unfavorable overhead absorption and mix. In the six months, gross margin decreased 50 basis points to 45.5% from 46.0%. The decline in gross margin in the six months was primarily driven by unfavorable overhead absorption and the impact of foreign currency headwinds related to the deterioration of the Euro, partly offset by the impact of an improvement in systems gross margins attributable to cost savings initiatives and overall favorable mix.
SG&A expenses decreased by $10,988, or 10.5% (approximately $10,300, or 10% in local currency) compared to the second quarter of fiscal year 2012. Selling expenses in the quarter decreased about 6%, while G&A decreased about 17%. This reflects the savings generated by the Company’s structural cost improvement initiatives. In the six months, SG&A expenses declined by $25,406, or 12.1% (approximately $21,400, or 10% in local currency). Selling expenses in the six months decreased about 11%, while G&A decreased about 14%.
SG&A expenses as a percentage of sales were 28.1% in the quarter compared to 30.7% in the second quarter of fiscal year 2012. In the six months, SG&A expenses as a percentage of sales were 27.9% compared to 30.4% in the six months of fiscal year 2012. The selling and G&A expense components of SG&A as a percentage of sales in the quarter were as follows:
•selling expenses were 17.0% compared to 17.6% in the second quarter of fiscal year 2012, and
•G&A expenses were 11.1% compared to 13.1% in the second quarter of fiscal year 2012.

The selling and G&A expense components of SG&A as a percentage of sales in the six months were as follows:
•selling expenses were 16.4% compared to 17.6% in the six months of fiscal year 2012, and
•G&A expenses were 11.5% compared to 12.8% in the six months of fiscal year 2012.
R&D expenses were $8,154 in the second quarter of fiscal year 2013, an increase of $358, or 4.6% (approximately $400, or 5% in local currency). As a percentage of sales, R&D expenses were 2.4% compared to 2.3% in the second quarter of fiscal year 2012. In the six months, R&D expenses decreased $365, or 2.3% (approximately $230, or 2% in local currency). As a percentage of sales, R&D expenses were 2.3%, on par with the six months of fiscal year 2012.
Segment profit dollars in the second quarter of fiscal year 2013 were $48,104 compared to $48,129 in the second quarter of fiscal year 2012. In local currency, segment profit increased by approximately $150, or less than 1%. Segment profit margin increased to 14.4% from 14.1% in the second quarter of fiscal year 2012. In the six months, segment profit dollars were $100,870, an increase of $9,106, or 9.9% (approximately $10,200, or 11% in local currency). Segment profit margin increased to 15.3% from 13.3% in the six months of fiscal year 2012.

Corporate Services Group:
Corporate Services Group expenses in the second quarter of fiscal year 2013 were $18,026 compared to $17,678 in the second quarter of fiscal year 2012, an increase of $348 or 2.0% (approximately $300 or 2% in local currency). In the six months, Corporate Services Group expenses were $32,091 compared to $33,379 in the six months of fiscal year 2012, a decrease of $1,288 or 3.9% ($1,200 or 4% in local currency). The decrease in Corporate Services Group expenses in the six months primarily reflects a decline in payroll related costs.
Review of Results from Discontinued Operations
Net earnings from discontinued operations in the second quarter of fiscal year 2013 were a net loss of $3,549, or 3 cents per share, compared with net earnings of $10,083, or 9 cents per share in the second quarter of fiscal year 2012. Net earnings from discontinued operations in the six months were $246,758, or $2.15 per share, compared with net earnings of $19,886, or 17 cents per share in the six months of fiscal year 2012. The increase in net earnings in the six months reflects the gain on the sale of the Blood product line.

Liquidity and Capital Resources
Non-cash working capital (inclusive of working capital from discontinued operations), which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $601,300 at January 31, 2013 as compared with $610,900 at July 31, 2012. This includes working capital related to the Company’s discontinued operations, however, excludes assets aggregating approximately $94,500 at July 31, 2012 classified as held for sale that otherwise would have been reported as non-current. Excluding the effect of foreign exchange (discussed below), non-cash working capital decreased approximately $25,400 compared to July 31, 2012.
The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at January 31, 2013 to those at July 31, 2012, the Euro and British Pound have strengthened against the U.S. Dollar and the JPY has weakened against the U.S. Dollar. The effect of foreign currency translation, increased non-cash working capital by $15,767, including net inventory, net accounts receivable and other current assets by $10,802, $16,496 and $2,854, respectively, as compared to July 31, 2012. Additionally, foreign currency translation increased accounts payable and other current liabilities by $14,361 and current income taxes payable by $24.
Net cash provided by operating activities, inclusive of discontinued operations in the six months ended January 31, 2013 was $89,382 as compared to $203,983 in the six months ended January 31, 2012. This is a decrease of $114,601, or about 56%, primarily reflecting income tax payments, including the settlement of several years of U.S. tax audits and the quarterly payments for the gain on the sale of the blood product line, payments for the structural cost reduction initiatives and increased pension contributions in the period. Discontinued operations had an immaterial impact on net cash provided by operating activities in six months ended January 31, 2013. The absence of cash flows from discontinued operations is not expected to significantly affect the Company’s future liquidity or capital resources.
The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding (“DPO”), increased to 135 days in the quarter ended January 31, 2013 from 132 days in the quarter ended January 31, 2012. This primarily reflects an increase in DSO and a decrease in DPO, partly offset by a decline in DIO.

Free cash flow, inclusive of discontinued operations, which is defined as net cash provided by operating activities less capital expenditures, was $46,979 in the six months ended January 31, 2013, as compared with $109,698 in the six months ended January 31, 2012. The decrease in free cash flow reflects the decrease in net cash provided by operating activities as discussed above, partly offset by a decline in capital expenditures, as the six months ended January 31, 2012 included the purchase of a new facility in Europe and investment in a global ERP system.
The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities, inclusive of discontinued operations, to free cash flow.

	Jan 31, 2013	Jan 31, 2012
Net cash provided by operating activities	$89,382	$203,983
Less capital expenditures	42,403	94,285
Free cash flow	$46,979	$109,698
The Company’s cash position, net of debt, was $160,300 at January 31, 2013, compared to a net debt position of $195,800 at July 31, 2012, a change of $356,100. The impact of foreign exchange rates increased net cash by about $32,300. Excluding this impact, net cash increased by $323,800 reflecting an increase in cash and cash equivalents of $353,700 partly offset by an increase in gross debt of $29,900 .
The Company’s 5-year senior revolving credit facility contains financial covenants which require the Company to maintain a minimum consolidated net interest coverage ratio of 3.5:1, based upon trailing four quarters results, and a maximum consolidated leverage ratio of 3.5:1, based upon trailing four quarters results. In addition, the facility includes other covenants that under certain circumstances can restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of January 31, 2013, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
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
The notional amount of foreign currency forward contracts entered into during the three and six months ended January 31, 2013 was $616,719 and $1,223,486. The notional amount of foreign currency forward contracts outstanding as of January 31, 2013 was $367,591 of which $36,238 are for cash flow hedges that cover monthly transactional exposures through July 2013. The Company’s foreign currency balance sheet exposures resulted in the recognition of a gain within SG&A of approximately $6,052 in the three months ended January 31, 2013, before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A was a loss of approximately $1,336 in the three months ended January 31, 2013.
As of January 31, 2013, the Company had $235,000 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s consolidated balance sheet. Commercial paper outstanding at any one time during the quarter had balances ranging from $130,000 to $325,000, carried interest rates ranging between 0.40% and 0.48% and original maturities between 21 and 41 days. Commercial paper outstanding at January 31, 2013 carry interest rates ranging between 0.40% and 0.43% and maturities between 31 and 33 days. As of January 31, 2013, the Company does not have any outstanding borrowings under its existing senior revolving credit facility.
The Company utilizes cash flow generated from operations and its commercial paper program to meet its short-term liquidity needs. Company management considers its cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet its anticipated liquidity needs.

As of January 31, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $840,908. The Company does not expect any restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on the Company’s overall liquidity.
Capital expenditures were $42,403 in the six months of fiscal year 2013 ($18,926 expended in the second quarter). Depreciation expense was $22,097 and $44,317 in the second quarter and six months, respectively. Amortization expense was $4,857 and $10,135 in the second quarter and six months, respectively.
On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. On September 26, 2011, the board authorized an additional $250,000 to repurchase shares. At July 31, 2012, there was $331,873 remaining under the current stock repurchase programs. On January 17, 2013, the board authorized an expenditure of $250,000 to repurchase shares. The Company repurchased stock of $250,000 in the six months of fiscal year 2013 leaving $331,873 remaining at January 31, 2013 under the current stock repurchase programs. Net proceeds from stock plans were $24,623 in the six months ended January 31, 2013.
In the six months of fiscal year 2013, the Company paid dividends of $52,634 compared to $40,274 in the six months of fiscal year 2012, an increase of about 31%. The Company increased its quarterly dividend by 19% from 21 cents to 25 cents per share, effective with the dividend declared on September 26, 2012.

Adoption of New Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, which for the Company was the first quarter of fiscal 2013, with early adoption permitted. The adoption of this accounting guidance did not have an impact on the Company’s results of operations or financial position.
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
Recently Issued Accounting Pronouncements
In February 2013, the FASB issued new accounting guidance which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under US generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures in the financial statements. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments will become effective for the Company beginning with its first quarter of fiscal year 2014. As this is disclosure-only guidance, it will not have an impact on the Company’s consolidated financial results.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There is no material change in the market risk information disclosed in Item 7A of the 2012 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.
There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal year 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Environmental Matters:
The Company’s condensed consolidated balance sheet at January 31, 2013 includes liabilities for environmental matters of approximately $10,863, which relate primarily to the environmental proceedings discussed in the 2012 Form 10-K. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchaser" of shares of the Company’s common stock.

	(In thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2012 to November 30, 2012	2,505	$62.62	2,505	$81,873
December 1, 2012 to December 31, 2012	—	—	—	81,873
January 1, 2013 to January 31, 2013	289	62.62	289	331,873
Total	2,794	$62.62	2,794

(1)
On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. On September 26, 2011, the board authorized an additional expenditure of $250,000 to repurchase shares. On January 17, 2013, the board authorized an additional expenditure of $250,000 to repurchase shares. The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. Total repurchases during the six months ended January 31, 2013 were 3,971 shares at an aggregate cost of $250,000, with an average price per share of $62.95. As of January 31, 2013, $331,873 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

ITEM 6. EXHIBITS.
See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

March 6, 2013	/s/	LISA MCDERMOTT
Lisa McDermott
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3(i)*
Restated Certificate of Incorporation of the Registrant as amended through September 1, 2010, filed as Exhibit 3.1(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

3(ii)*	By-Laws of the Registrant as amended through December 12, 2012, filed as Exhibit 3.1(i) to the Registrant’s Current Report on Form 8-K filed on December 17, 2012.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference.
† Exhibit filed herewith.
‡ Denotes management contract or compensatory plan or arrangement.