Form 10-Q
period 2013-04-30
PALL CORP
filed 2013-06-06
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of May 30, 2013 was 111,573,016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Apr 30, 2013	Jul 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$903,967	$500,274
Accounts receivable	554,125	655,436
Inventory	406,123	364,766
Prepaid expenses	64,910	40,814
Other current assets	122,605	154,650
Assets held for sale	—	136,517
Total current assets	2,051,730	1,852,457
Property, plant and equipment	757,339	750,993
Goodwill	342,177	338,941
Intangible assets	141,158	151,144
Other non-current assets	154,837	254,357
Total assets	$3,447,241	$3,347,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$214,960	$204,940
Accounts payable	150,009	184,868
Accrued liabilities	305,601	380,466
Income taxes payable	69,428	57,422
Current portion of long-term debt	427	453
Dividends payable	27,858	23,979
Total current liabilities	768,283	852,128
Long-term debt, net of current portion	467,616	490,706
Income taxes payable – non-current	122,919	161,684
Deferred taxes and other non-current liabilities	353,439	333,339
Total liabilities	1,712,257	1,837,857

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	290,414	271,489
Retained earnings	2,234,667	1,840,926
Treasury stock, at cost	(754,569)	(552,215)
Stock option loans	—	(54)
Accumulated other comprehensive income/(loss):
Foreign currency translation	105,858	97,663
Pension liability adjustment	(155,682)	(164,444)
Unrealized investment gains	3,459	3,604
Unrealized gains/(losses) on derivatives	(1,959)	270
Total accumulated other comprehensive income/(loss)	(48,324)	(62,907)
Total stockholders’ equity	1,734,984	1,510,035
Total liabilities and stockholders’ equity	$3,447,241	$3,347,892

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Apr 30, 2013	Apr 30, 2012	Apr 30, 2013	Apr 30, 2012
Net sales	$641,190	$657,976	$1,931,245	$1,949,285
Cost of sales	307,111	323,550	928,120	941,342
Gross profit	334,079	334,426	1,003,125	1,007,943

Selling, general and administrative expenses	199,595	215,226	601,569	632,982
Research and development	22,608	20,780	68,582	60,351
Restructuring and other charges, net	12,824	2,861	21,497	31,001
Interest expense, net	5,298	6,351	10,747	17,682
Earnings from continuing operations before income taxes	93,754	89,208	300,730	265,927
Provision for income taxes	19,483	18,270	56,975	60,691
Net earnings from continuing operations	$74,271	$70,938	$243,755	$205,236
Earnings/(loss) from discontinued operations, net of income taxes	$(1,206)	$7,980	$245,552	$27,866
Net earnings	$73,065	$78,918	$489,307	$233,102

Earnings per share from continuing operations:
Basic	$0.66	$0.61	$2.16	$1.77
Diluted	$0.65	$0.60	$2.13	$1.74
Earnings/(loss) per share from discontinued operations:
Basic	$(0.01)	$0.07	$2.17	$0.24
Diluted	$(0.01)	$0.07	$2.15	$0.24
Earnings per share:
Basic	$0.65	$0.68	$4.33	$2.01
Diluted	$0.64	$0.67	$4.28	$1.98

Dividends declared per share	$0.250	$0.210	$0.750	$0.595

Average shares outstanding:
Basic	111,964	116,567	112,979	116,190
Diluted	113,311	118,358	114,415	117,817

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Apr 30, 2013	Apr 30, 2012	Apr 30, 2013	Apr 30, 2012

Net earnings	$73,065	$78,918	$489,307	$233,102
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation	(33,127)	8,994	8,195	(56,986)
Pension liability adjustment	4,199	905	8,762	8,690
Unrealized investment gains/(losses)	(208)	(548)	(145)	(6,138)
Unrealized gains/(losses) on derivatives	1,548	—	(2,229)	—
Total other comprehensive income/(loss), net of income taxes	$(27,588)	$9,351	$14,583	$(54,434)
Comprehensive income	$45,477	$88,269	$503,890	$178,668

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	Apr 30, 2013	Apr 30, 2012
Operating activities:
Net cash provided by operating activities	$206,890	$326,417

Investing activities:
Capital expenditures	(66,387)	(126,923)
Acquisition of businesses	—	(167,638)
Purchases of retirement benefit assets	(33,503)	(33,805)
Proceeds from retirement benefit assets	36,689	33,422
Proceeds from sale of assets	537,284	25,604
Other	(3,862)	(9,666)
Net cash provided/(used) by investing activities	470,221	(279,006)

Financing activities:
Notes payable	10,020	(15,004)
Dividends paid	(80,197)	(64,554)
Long-term borrowings	14	104
Repayments of long-term debt	(352)	(390)
Net proceeds from stock plans	31,054	34,845
Additions to deferred financing costs	(3,043)	—
Purchase of treasury stock	(250,000)	—
Excess tax benefits from stock-based compensation arrangements	11,774	4,177
Net cash used by financing activities	(280,730)	(40,822)
Cash flow for period	396,381	6,589
Cash and cash equivalents at beginning of year	500,274	557,766
Effect of exchange rate changes on cash and cash equivalents	7,312	(28,464)
Cash and cash equivalents at end of period	$903,967	$535,891
Supplemental disclosures:
Interest paid	$23,780	$13,274
Income taxes paid (net of refunds)	133,417	75,401

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
As discussed in Note 17, Discontinued Operations, on August 1, 2012, the Company sold certain assets of its blood collection, filtration and processing product line, which was a component of the Company’s Life Sciences segment, and met the criteria for discontinued operations and held for sale presentation during the third quarter of fiscal year 2012. As such, it has been reported as a discontinued operation in the Company’s condensed consolidated financial statements for all periods presented.

NOTE 2 – BALANCE SHEET DETAILS
The following tables provide details of selected balance sheet items:

	Apr 30, 2013	Jul 31, 2012
Accounts receivable:
Billed	$494,887	$584,449
Unbilled	74,765	82,720
Total	569,652	667,169
Less: Allowances for doubtful accounts	(15,527)	(11,733)
	$554,125	$655,436
Unbilled receivables principally relate to revenues accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

	Apr 30, 2013	Jul 31, 2012
Inventory:
Raw materials and components	$97,400	$86,659
Work-in-process	107,157	92,427
Finished goods	201,566	185,680
	$406,123	$364,766

Property, plant and equipment:
Property, plant and equipment	$1,643,581	$1,608,718
Less: Accumulated depreciation and amortization	(886,242)	(857,725)
	$757,339	$750,993

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill, allocated by reportable segment.

	Apr 30, 2013	Jul 31, 2012
Life Sciences	$180,531	$178,359
Industrial	161,646	160,582
	$342,177	$338,941
Intangible assets, net, consist of the following:

	Apr 30, 2013
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$126,219	$70,712	$55,507
Customer-related intangibles	97,107	20,614	76,493
Trademarks	13,275	5,982	7,293
Other	4,457	2,592	1,865
	$241,058	$99,900	$141,158

	Jul 31, 2012
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$125,938	$65,262	$60,676
Customer-related intangibles	93,901	13,323	80,578
Trademarks	13,104	5,269	7,835
Other	5,179	3,124	2,055
	$238,122	$86,978	$151,144
Goodwill and intangible assets were primarily impacted by changes in the foreign exchange rates used to translate goodwill and intangible assets of foreign subsidiaries. Intangible assets were additionally impacted by the acquisition of a distributor in the third quarter of fiscal year 2013.
Amortization expense from continuing operations for intangible assets for the three and nine months ended April 30, 2013 was $4,765 and $14,900, respectively. Amortization expense from continuing operations for intangible assets for the three and nine months ended April 30, 2012 was $5,911 and $14,610, respectively (excluded is amortization expense included in discontinued operations for the three and nine months ended April 30, 2012 of $45 and $136, respectively). Amortization expense is estimated to be approximately $4,655 for the remainder of fiscal year 2013, $17,987 in fiscal year 2014, $16,114 in fiscal year 2015, $14,866 in fiscal year 2016, $14,787 in fiscal year 2017 and $14,639 in fiscal year 2018.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 4 – TREASURY STOCK
The following table highlights the share repurchase authorizations in effect during fiscal year 2013:

	Date of Authorization
	Oct 16, 2008	Sep 26, 2011	Jan 17, 2013	Total
Amount available for repurchases as of July 31, 2012	$81,873	$250,000	$—	$331,873
New authorizations	—	—	250,000	250,000
Utilized	(81,873)	(168,127)	—	(250,000)
Amount available for repurchases as of April 30, 2013	$—	$81,873	$250,000	$331,873
The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. Total repurchases during the nine months ended April 30, 2013 were 3,971 shares at an aggregate cost of $250,000, with an average price per share of $62.95. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.
During the nine months ended April 30, 2013, 1,214 shares were issued under the Company’s stock-based compensation plans. At April 30, 2013, the Company held 16,527 treasury shares.

NOTE 5 – CONTINGENCIES AND COMMITMENTS
With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the Company’s 2012 Form 10-K and as updated in Note 5, Contingencies and Commitments, to the Company’s condensed financial statements included on Form 10-Q for the second quarter of fiscal year 2013 and below, the Company has assessed the ultimate resolution of these matters and has reflected appropriate contingent liabilities and any related insurance recoveries of an equal amount in the condensed consolidated financial statements as of April 30, 2013 and July 31, 2012.
With respect to the matters previously disclosed in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the Company’s 2012 Form 10-K under the heading Shareholder Derivative Lawsuits, the Company and the plaintiffs in each of the lawsuits have finalized a stipulation of settlement. The Court has scheduled a hearing in June to decide whether to approve the settlement. The settlement will not have a material impact on the Company’s consolidated financial statements.
The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. Other than those legal proceedings and claims discussed in the 2012 Form 10-K and this Note, the Company did not have any other current legal proceedings and claims that would individually or in the aggregate have a reasonably possible material adverse effect on its financial condition or operating results. As such, any reasonably possible loss or range of loss, other than those legal proceedings discussed in the 2012 Form 10-K and this Note, is immaterial. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in several of these legal matters in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
Environmental Matters:
With respect to the environmental matters at the Company’s Glen Cove, New York site, previously disclosed in Note 14, Contingencies and Commitments to the Company’s consolidated financial statements included in the Company’s 2012 Form 10-K and updated in Note 5, Contingencies and Commitments, to the Company’s condensed financial statements included on Form 10-Q for the second quarter of fiscal year 2013, the Company, on March 14, 2013, submitted comments to the New York State Department of Environmental Conservation (“NYSDEC”) on the proposed remedial action plan provided by the NYSDEC for the contamination in the deep groundwater zone (“OU-2”) at the site. Thereafter, the NYSDEC issued a Record of Decision (“ROD”) outlining their proposed cleanup remedy for OU-2. As a result of this, the Company added approximately $2,500 to its environmental reserves in the quarter. The Company is currently reviewing the ROD in order to decide its plan of action.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The Company’s condensed consolidated balance sheet at April 30, 2013 includes liabilities for environmental matters of approximately $13,060, which relate primarily to the environmental proceedings discussed in the 2012 Form 10-K and as updated in Note 5, Contingencies and Commitments, in the Company’s condensed financial statements included on Form 10-Q for the second quarter of fiscal year 2013 and this Note. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

NOTE 6 – RESTRUCTURING AND OTHER CHARGES, NET
The following tables summarize the restructuring and other charges (“ROTC”) recorded in the three and nine months ended April 30, 2013 and April 30, 2012:

	Three Months Ended Apr 30, 2013			Nine Months Ended Apr 30, 2013
	Restructuring (1)	Other (Gains)/ Charges (2)	Total	Restructuring (1)	Other (Gains)/ Charges (2)	Total
Severance benefits and other employment contract obligations	$5,701	$1,452	$7,153	$10,896	$2,903	$13,799
(Gain)/loss on sale and impairment of assets, net	999	1,357	2,356	993	1,357	2,350
Professional fees and other costs, net of receipt of insurance claim payments	361	531	892	1,149	2,117	3,266
Environmental matters	—	2,715	2,715	—	2,715	2,715
Reversal of excess restructuring reserves	(292)	—	(292)	(633)	—	(633)
	$6,769	$6,055	$12,824	$12,405	$9,092	$21,497

Cash	$5,770	$4,185	$9,955	$11,007	$6,709	$17,716
Non-cash	999	1,870	2,869	1,398	2,383	3,781
	$6,769	$6,055	$12,824	$12,405	$9,092	$21,497

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended Apr 30, 2012			Nine Months Ended Apr 30, 2012
	Restructuring (1)	Other (Gains)/ Charges (2)	Total	Restructuring (1)	Other (Gains)/ Charges (2)	Total
Severance benefits and other employment contract obligations	$953	$2,604	$3,557	$29,255	$11,436	$40,691
(Gain)/loss on sale and impairment of assets, net	—	(2,168)	(2,168)	(1,515)	(11,364)	(12,879)
Professional fees and other costs, net of receipt of insurance claim payments	1,755	(252)	1,503	3,121	145	3,266
Reversal of excess restructuring reserves	(31)	—	(31)	(77)	—	(77)
	$2,677	$184	$2,861	$30,784	$217	$31,001

Cash	$2,677	$(942)	$1,735	$30,784	$(3,446)	$27,338
Non-cash	—	1,126	1,126	—	3,663	3,663
	$2,677	$184	$2,861	$30,784	$217	$31,001
(1) Restructuring:
Restructuring charges recorded in the three and nine months ended April 30, 2013 reflect the expenses incurred in connection with the Company’s structural cost improvement initiatives impacting both segments as well as the Corporate Services Group.
Restructuring charges recorded in the three and nine months ended April 30, 2012 reflect the expenses incurred in connection with the Company’s cost reduction initiatives, primarily in the Industrial segment. Restructuring charges in the nine months ended April 30, 2012 also includes a gain on the divestiture of a non-strategic asset group.
(2) Other (Gains) / Charges:
Severance benefits and other employment contract obligations:
In the three and nine months ended April 30, 2013 and April 30, 2012, the Company recorded charges related to certain employment contract obligations.
Gain/loss on sale and impairment of assets, net:
In the three months ended April 30, 2013 the Company recorded an impairment related to a software project.
In the three months ended April 30, 2012 the Company recorded a gain on the sale of assets related to a sale of a building in Europe. The nine months ended April 30, 2012 also includes a gain of $9,196 on the sale of the Company’s investment in Satair A/S.
Professional fees and other:
In the three and nine months ended April 30, 2013, the Company recorded legal and other professional fees, as well as adjustments to settlement reserves, related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 14, Contingencies and Commitments in the 2012 Form 10-K) which pertain to matters that had been under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). The receipt of insurance claim payments partly offset the costs discussed above in the nine months ended April 30, 2013.
In the three and nine months ended April 30, 2012, the Company recorded legal and other professional fees, related to the matters discussed above. Furthermore, in the nine months ended April 30, 2012, the Company recorded settlement related costs pertaining to these matters. The receipt of insurance claim payments more than offset these costs in the three months ended April 30, 2012 and offset the majority of such costs in the nine months ended April 30, 2012.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The three and nine months ended April 30, 2013 also includes a loss related to a fire at a manufacturing facility and costs related to the demolition of a vacant facility.
Environmental Matters:
In the three months ended April 30, 2013, the Company increased its environmental reserves primarily related to a matter at its Glen Cove, New York site, as discussed in Note 5, Contingencies and Commitments above.
The following table summarizes the activity related to restructuring liabilities recorded for the Company’s structural cost improvement initiatives and Industrial cost reduction initiatives which began in fiscal year 2012:

	Severance	Other	Total

Original charge	$61,852	$3,448	$65,300
Utilized	(27,365)	(2,798)	(30,163)
Translation	(123)	(47)	(170)
Balance at Jul 31, 2012	$34,364	$603	$34,967
Additions	10,896	1,149	12,045
Utilized	(24,672)	(1,314)	(25,986)
Reversal of excess reserves	(500)	(57)	(557)
Translation	234	11	245
Balance at Apr 30, 2013	$20,322	$392	$20,714
Excluded from the table above are restructuring liabilities relating to restructuring plans initiated in fiscal years 2009 and 2010. At April 30, 2013, the balance of these liabilities was $319.

NOTE 7 – INCOME TAXES
The Company’s effective tax rate on continuing operations for the nine months ended April 30, 2013 and April 30, 2012 was 18.9% and 22.8%, respectively. For the nine months ended April 30, 2013, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and a net tax benefit of $7,757 primarily from the resolution of a U.S. tax audit partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings. For the nine months ended April 30, 2012, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations.
During the nine months ended April 30, 2013, the Company reached a final agreement with the Internal Revenue Service (“IRS”) resolving the outstanding tax positions for fiscal years ended 2006 through 2008. As a result, the Company reversed $10,193 of previously recorded liabilities related to tax and penalties, as well as $6,704 related to interest ($4,268 net of income tax cost) that were accrued but not assessed as part of the IRS agreement.
At April 30, 2013 and July 31, 2012, the Company had gross unrecognized income tax benefits of $186,152 and $194,829, respectively. During the nine months ended April 30, 2013, the amount of gross unrecognized tax benefits decreased by $8,677, primarily due to the settlement of the IRS income tax examinations for fiscal years ended 2006 through 2008, partially offset by tax positions taken during the current period and the impact of foreign currency translation. As of April 30, 2013, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $136,069.
At April 30, 2013 and July 31, 2012, the Company had liabilities of $18,194 and $25,314, respectively, for potential payment of interest and penalties.
Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $74,128.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 8 – COMPONENTS OF NET PERIODIC PENSION COST
Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components (included in the table below is net periodic benefit cost included in discontinued operations for the three and nine months ended April 30, 2012 of $185 and $552, respectively):

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr 30, 2013	Apr 30, 2012	Apr 30, 2013	Apr 30, 2012	Apr 30, 2013	Apr 30, 2012
Service cost	$2,648	$2,231	$1,093	$1,157	$3,741	$3,388
Interest cost	2,617	3,052	3,899	4,527	6,516	7,579
Expected return on plan assets	(2,383)	(2,303)	(3,937)	(3,908)	(6,320)	(6,211)
Amortization of prior service cost/(credit)	392	374	(12)	(31)	380	343
Amortization of actuarial loss	2,411	1,546	1,358	1,312	3,769	2,858
Loss due to curtailments and settlements	16	—	—	—	16	—
Net periodic benefit cost	$5,701	$4,900	$2,401	$3,057	$8,102	$7,957

	Nine Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr 30, 2013	Apr 30, 2012	Apr 30, 2013	Apr 30, 2012	Apr 30, 2013	Apr 30, 2012
Service cost	$7,943	$6,693	$3,443	$3,548	$11,386	$10,241
Interest cost	7,852	9,699	11,965	13,643	19,817	23,342
Expected return on plan assets	(7,150)	(6,909)	(12,158)	(11,727)	(19,308)	(18,636)
Amortization of prior service cost/(credit)	1,178	1,405	(44)	(98)	1,134	1,307
Amortization of actuarial loss	7,233	6,546	4,170	3,944	11,403	10,490
Loss due to curtailments and settlements	49	—	—	—	49	—
Net periodic benefit cost	$17,105	$17,434	$7,376	$9,310	$24,481	$26,744

NOTE 9 – STOCK–BASED PAYMENT
The Company currently has four stock-based employee and director compensation award types (Restricted Stock Unit, Stock Option Plans, Management Stock Purchase Plan (“MSPP”), and Employee Stock Purchase Plan (“ESPP”)), which are more fully described in Note 15, Common Stock, to the consolidated financial statements included in the 2012 Form 10-K.
The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and nine months ended April 30, 2013 and April 30, 2012 are reflected in the table below (excluded from the table below is stock-based compensation expense included in discontinued operations for the three and nine months ended and April 30, 2012 of $165 and $496, respectively):

	Three Months Ended		Nine Months Ended
	Apr 30, 2013	Apr 30, 2012	Apr 30, 2013	Apr 30, 2012
Restricted stock units	$3,978	$4,541	$11,895	$13,880
Stock options	1,825	2,013	4,503	5,208
ESPP	302	1,415	992	3,980
MSPP	976	1,027	2,763	3,131
Total	$7,081	$8,996	$20,153	$26,199

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 10 – EARNINGS PER SHARE
The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that any cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and restricted stock units aggregating 742 and 575 shares were not included in the computation of diluted shares for the three months ended April 30, 2013 and April 30, 2012, respectively, because their effect would have been antidilutive. For the nine months ended April 30, 2013 and April 30, 2012, 586 and 862 antidilutive shares, respectively, were excluded. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	Apr 30, 2013	Apr 30, 2012	Apr 30, 2013	Apr 30, 2012
Basic shares outstanding	111,964	116,567	112,979	116,190
Effect of stock plans	1,347	1,791	1,436	1,627
Diluted shares outstanding	113,311	118,358	114,415	117,817

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2013:

	Fair Value Measurements
	As of
	Apr 30, 2013	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$3,852	$3,852	$—	$—
Available-for-sale securities:
Equity securities	177	177	—	—
Debt securities:
Corporate	32,920	—	32,920	—
U.S. Treasury	9,231	—	9,231	—
Federal Agency	24,181	—	24,181	—
Mortgage-backed	6,129	—	6,129	—
Municipal government	1,000	—	1,000	—
Derivative financial instruments:
Foreign exchange forward contracts	2,537	—	2,537	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	2,024	—	2,024	—

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
The Company completed its annual goodwill impairment test for all reporting units in the third quarter of fiscal year 2013 and determined that no impairment existed. In addition, the Company had no impairment of goodwill in the prior year. In connection with the annual goodwill impairment test, the Company estimates the fair value of its reporting units using a market approach employing level 3 inputs as defined in the fair value hierarchy.

NOTE 12 – INVESTMENT SECURITIES
The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the trust at April 30, 2013 range from 2013 to 2044.

	Cost/ Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains/(Losses)
April 30, 2013
Equity securities	$176	$177	$1	$—	$1
Debt securities:
Corporate	31,032	32,920	1,905	(17)	1,888
U.S. Treasury	8,748	9,231	488	(5)	483
Federal agency	22,698	24,181	1,543	(60)	1,483
Mortgage-backed	5,775	6,129	374	(20)	354
Municipal government	1,000	1,000	—	—	—
	$69,429	$73,638	$4,311	$(102)	$4,209

July 31, 2012
Equity securities	$212	$206	$—	$(6)	$(6)
Debt securities:
Corporate	30,548	32,378	1,838	(8)	1,830
U.S. Treasury	8,049	8,610	562	(1)	561
Federal agency	25,454	27,231	1,777	—	1,777
Mortgage-backed	6,129	6,392	290	(27)	263
Municipal government	1,000	1,004	4	—	4
	$71,392	$75,821	$4,471	$(42)	$4,429

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
April 30, 2013
Debt securities:
Corporate	$2,476	$(17)	$—	$—	$2,476	$(17)
U.S. Treasury	401	(5)	—	—	401	(5)
Mortgage-backed	—	—	1,509	(20)	1,509	(20)
Federal agency	2,441	(60)	—	—	2,441	(60)
	$5,318	$(82)	$1,509	$(20)	$6,827	$(102)

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
July 31, 2012
Debt securities:
Mortgage-backed	$—	$—	$1,504	$(27)	$1,504	$(27)
U.S. Treasury	589	(1)	—	—	589	(1)
Corporate	—	—	462	(8)	462	(8)
Equity securities	27	(6)	—	—	27	(6)
	$616	$(7)	$1,966	$(35)	$2,582	$(42)
The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three and nine months ended April 30, 2013 and April 30, 2012:

	Three Months Ended		Nine Months Ended
	Apr 30, 2013	Apr 30, 2012	Apr 30, 2013	Apr 30, 2012
Proceeds from sales	$883	$5,473	$13,169	$26,700
Realized gross gains on sales	18	176	370	9,654
Realized gross losses on sales	—	12	5	28

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 13 – REVOLVING CREDIT FACILITY
On April 11, 2013, the Company entered into a five-year $1,200,000 unsecured senior revolving credit facility (the “New Facility”) with a syndicate of banks, which expires on April 11, 2018. The Company terminated its existing $500,000 senior revolving credit facility, which would have expired in fiscal year 2015 (the “Prior Facility”). In connection with the New Facility, the Company incurred deferred financing costs of $3,043, which will be amortized to interest expense over the term of the New Facility. There were no amounts outstanding against the Prior Facility or the New Facility for any of the periods presented. Letters of credit outstanding against the New Facility as of April 30, 2013 were approximately $7,242.
Borrowings under the New Facility bear interest at either a variable rate based upon the London InterBank Offered Rate (U.S. dollar, British Pound, Euro, Swiss Franc and Japanese Yen borrowings) or the European Union Banking Federation Rate (Euro borrowings) or at the prime rate of the Facility Agent (U.S. dollar borrowing only). The New Facility requires the Company to maintain a consolidated leverage ratio (Consolidated Funded Debt to Earnings Before Net Interest, Taxes, Depreciation, Amortization and the Non-Cash Portion of Non-Recurring Charges and Income (“EBITDA”)) not to exceed 3.50 to 1.00, based upon the trailing four quarters' results.
In addition, the New Facility includes other covenants that under certain circumstances may restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of April 30, 2013, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
NOTE 14 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Foreign Exchange Related:
a. Derivatives Not Designated as Hedging Instruments
The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts entered into during the three and nine months ended April 30, 2013 was $643,813 and $1,867,299. The notional amount of foreign currency forward contracts outstanding as of April 30, 2013, including the cash flow hedges discussed below, was $353,589.
b. Cash Flow Hedges
The Company uses foreign exchange forward contracts for cash flow hedging on its future transactional exposure to the Euro due to changes in market rates to exchange Euros for British Pounds. The hedges cover a British subsidiary (British Pound functional) with Euro revenues and a Swiss subsidiary (Euro functional) with British Pound expenses. The probability of the occurrence of these transactions is high and the Company’s assessment is based on observable facts including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to lock the British Pound equivalent amount of Euro sales for the British subsidiary and the Euro equivalent amount of British Pound expenses for the Swiss subsidiary at the agreed upon exchange rates in the foreign exchange forward contracts. The notional amount of foreign currency forward contracts outstanding as of April 30, 2013 was $63,968 and covers certain monthly transactional exposures through February 2014.

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
Interest Rate Related:
As of April 30, 2013, there are no existing interest rate related derivatives.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
April 30, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$165	Other current liabilities	$1,433
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$2,372	Other current liabilities	$591
Total derivatives		$2,537		$2,024
Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$92,070

	Asset Derivatives		Liability Derivatives
July 31, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$270	Other current liabilities	$—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$3,508	Other current liabilities	$1,457
Total derivatives		$3,778		$1,457
Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$115,129

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three and nine months ended April 30, 2013 and April 30, 2012 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Three Months Ended			Three Months Ended
	Apr 30, 2013	Apr 30, 2012		Apr 30, 2013	Apr 30, 2012
Derivatives in cash flow hedging relationships
Foreign exchange forward contracts	$1,548	$—	Net sales	$(615)	$—
			Cost of sales	(537)	—
Total derivatives	$1,548	$—		$(1,152)	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Nine Months Ended			Nine Months Ended
	Apr 30, 2013	Apr 30, 2012		Apr 30, 2013	Apr 30, 2012
Derivatives in cash flow hedging relationships
Foreign exchange forward contracts	$(2,229)	$—	Net sales	$(1,002)	$—
			Cost of sales	(707)	—
Total derivatives	$(2,229)	$—		$(1,709)	$—

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three and nine months ended April 30, 2013 and April 30, 2012.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three and nine months ended April 30, 2013 and April 30, 2012 are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Apr 30, 2013	Apr 30, 2012	Apr 30, 2013	Apr 30, 2012
Derivatives not designated as hedging relationships
Foreign exchange forward contracts	Selling, general and administrative expenses	$(5,206)	$1,836	$(15,032)	$7,998

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three and nine months ended April 30, 2013 and April 30, 2012 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Three Months Ended			Three Months Ended
	Apr 30, 2013	Apr 30, 2012		Apr 30, 2013	Apr 30, 2012
Nonderivatives designated as hedging relationships
Net investment hedge	$4,320	$3,688	N/A	$—	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Nine Months Ended			Nine Months Ended
	Apr 30, 2013	Apr 30, 2012		Apr 30, 2013	Apr 30, 2012
Nonderivatives designated as hedging relationships
Net investment hedge	$14,757	$2,352	N/A	$—	$—

(b)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three and nine months ended April 30, 2013 and April 30, 2012.

NOTE 15 – COMPONENTS OF OTHER COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	Apr 30, 2013	Apr 30, 2012	Apr 30, 2013	Apr 30, 2012
Unrealized translation adjustment	$(30,145)	$11,557	$17,019	$(54,113)
Income taxes	(2,982)	(2,563)	(8,824)	(2,873)
Unrealized translation adjustment, net	$(33,127)	$8,994	$8,195	$(56,986)

Pension liability adjustment	$6,060	$(477)	$12,946	$12,890
Income taxes	(1,861)	1,382	(4,184)	(4,200)
Pension liability adjustment, net	$4,199	$905	$8,762	$8,690

Change in unrealized investment gains/(losses)	$(327)	$(763)	$(220)	$(9,557)
Income taxes	119	215	75	3,419
Change in unrealized investment gains/(losses), net	$(208)	$(548)	$(145)	$(6,138)

Change in unrealized gains/(losses) on derivatives	$1,753	$—	$(2,336)	$—
Income taxes	(205)	—	107	—
Change in unrealized gains/(losses) on derivatives, net	$1,548	$—	$(2,229)	$—

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Unrealized investment gains on available-for-sale securities, net of related income taxes, consist of the following:

	Three Months Ended		Nine Months Ended
	Apr 30, 2013	Apr 30, 2012	Apr 30, 2013	Apr 30, 2012
Unrealized gains/(losses) arising during the period	$(253)	$(506)	$217	$(103)
Income taxes	92	161	(82)	(109)
Net unrealized gains/(losses) arising during the period	(161)	(345)	135	(212)
Reclassification adjustment for (gains)/losses included in net earnings	(47)	(203)	(280)	(5,926)
Change in unrealized investment gains/(losses), net	$(208)	$(548)	$(145)	$(6,138)

NOTE 16 – SEGMENT INFORMATION
The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.
The following table presents sales and segment profit from continuing operations by business segment reconciled to earnings from continuing operations before income taxes, for the three and nine months ended April 30, 2013 and April 30, 2012.

	Three Months Ended		Nine Months Ended
	Apr 30, 2013	Apr 30, 2012	Apr 30, 2013	Apr 30, 2012
SALES:
Life Sciences	$326,097	$317,969	$955,230	$918,954
Industrial	315,093	340,007	976,015	1,030,331
Total	$641,190	$657,976	$1,931,245	$1,949,285
SEGMENT PROFIT:
Life Sciences	$81,195	$75,386	$233,514	$233,191
Industrial	45,853	39,431	146,723	131,195
Total segment profit	127,048	114,817	380,237	364,386
Corporate Services Group	15,172	16,397	47,263	49,776
Operating profit	111,876	98,420	332,974	314,610
ROTC	12,824	2,861	21,497	31,001
Interest expense, net	5,298	6,351	10,747	17,682
Earnings from continuing operations before income taxes	$93,754	$89,208	$300,730	$265,927

NOTE 17 – DISCONTINUED OPERATIONS
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Separate from these manufacturing facilities, the Company also agreed to transfer related blood media manufacturing capabilities and assets to Haemonetics. The transfer of the related media lines is expected to be completed by calendar year 2016. Until that time, the Company is providing these media products to Haemonetics under a supply agreement. Under the terms of the APA, approximately $535,000 was paid upon closing, with the balance of the purchase price payable upon the Company’s delivery of the aforementioned blood media manufacturing capability and related assets. Final determination of cash proceeds, gain on sale and tax impact are subject to working capital and certain other adjustments and final allocation of proceeds by jurisdiction.
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
The key components of discontinued operations for the three and nine months ended April 30, 2013 and April 30, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	Apr 30, 2013	Apr 30, 2012	Apr 30, 2013	Apr 30, 2012
Net sales	$344	$57,180	$8,867	$169,493

Earnings/(loss) from discontinued operations before income taxes	$(1,896)	$11,782	$392,425	$39,865
Provision/(benefit) for income taxes	(690)	3,802	146,873	11,999
Earnings/(loss) from discontinued operations, net of income taxes	$(1,206)	$7,980	$245,552	$27,866
Included in earnings from discontinued operations before income taxes above are a (loss)/gain on the sale of the Product Line of $(545) and $396,793, respectively, for the three and nine months ended April 30, 2013.
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
The Company’s forward-looking statements are subject to risks and uncertainties and are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by the Company’s forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I-Item 1A.-Risk Factors in the 2012 Form 10-K, and other reports the Company files with the Securities and Exchange Commission, including: the impact of legislative, regulatory and political developments globally; the impact of the uncertain global economic environment; the extent to which adverse economic conditions may affect the Company’s sales volume and results; demand for the Company’s products and business relationships with key customers and suppliers, which may be impacted by their cash flow and payment practices; delays or cancellations in shipments; the Company’s ability to develop and commercialize new technologies or obtain regulatory approval or market acceptance of new technologies; the Company’s ability to enforce patents and protect proprietary products and manufacturing techniques; increase in costs of manufacturing and operating costs; the Company’s ability to achieve and sustain the savings anticipated from its structural cost improvement initiatives; volatility in foreign currency exchange rates, interest rates and energy costs and other macroeconomic challenges currently affecting the Company; the Company’s ability to meet its regulatory obligations; costs and outcome of pending or future claims or litigation; the Company’s ability to comply with environmental, health and safety laws and regulations; changes in product mix, market mix and product pricing, particularly relating to the expansion of the systems business; the effect of a serious disruption in the Company’s information systems; fluctuations in the Company’s effective tax rate; the Company’s ability to successfully complete or integrate any acquisitions; competition, including the impact of pricing and other actions by the Company’s competitors; the effect of litigation and regulatory inquiries associated with the restatement of the Company’s prior period financial statements; the Company’s ability to attract and retain management talent or the loss of members of its senior management team; the effect of the restrictive covenants in the Company’s debt facilities; and the effect of product defects and recalls. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company makes these statements as of the date of this disclosure and undertakes no obligation to update them, whether as a result of new information, future developments or otherwise.
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

Separate from these manufacturing facilities, the Company also agreed to transfer related blood media manufacturing capabilities and assets to Haemonetics. The transfer of the related media lines is expected to be completed by calendar year 2016. Until that time, the Company is providing these media products to Haemonetics under a supply agreement. Under the terms of the APA, approximately $535,000 was paid upon closing, with the balance of the purchase price payable upon the Company’s delivery of the aforementioned blood media manufacturing capability and related assets. Final determination of cash proceeds, gain on sale and tax impact are subject to working capital and certain other adjustments and final allocation of proceeds by jurisdiction.
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
Review of Consolidated Results from Continuing Operations
Sales in the third quarter of fiscal year 2013 decreased 2.6% to $641,190 from $657,976 in the third quarter of fiscal year 2012. Exchange rates used to translate foreign subsidiary results into U.S. Dollars decreased reported sales by $14,059, primarily due to the strengthening of the U.S. Dollar against the Japanese Yen (“JPY”) and to a lesser extent, the Euro, British Pound and Brazilian Real. In local currency, sales were flat compared to the third quarter of fiscal year 2012. Sales in the nine months of fiscal year 2013 were $1.9 billion, a decrease of 0.9% compared to the nine months of fiscal year 2012. Exchange rates used to translate foreign subsidiary results into U.S. Dollars decreased reported sales by $39,659 in the nine months, primarily due to the strengthening of the U.S. Dollar against the Euro, JPY and Brazilian Real. In local currency, sales increased 1.1% compared to the nine months of fiscal year 2012.
Life Sciences segment sales increased 4.7% (in local currency) in the third quarter of fiscal year 2013 and 6.3% in the nine months. Industrial segment sales decreased 5.2% (in local currency) in the third quarter and 3.5% in the nine months. For a detailed discussion of sales by segment, refer to the section “Review of Operating Segments” below.
Consumable filtration products sales (including appurtenant hardware) increased 5.7% (in local currency) in the third quarter of fiscal year 2013, as an increase in Life Sciences of 12.1% was partly offset by a decline in Industrial of 0.8%. In looking at the year over year growth rate, it is important to note that consumables sales in the third quarter of fiscal year 2012 were negatively impacted by the disruption of the Company’s internal supply chain related to the implementation of an Enterprise Resource Planning System (“ERP”) in the Americas. In the nine months of fiscal year 2013, consumable filtration products sales increased 2.8% (in local currency), as an increase in Life Sciences of 9.2% was partly offset by a decline in Industrial of 3.4%. Increased pricing contributed $7,896, or 1.4% and $16,225, or 1.0% to consumables sales growth in the quarter and nine months, respectively, reflecting increases in both segments.
Systems sales decreased 32.6% (in local currency) in the third quarter of fiscal year 2013 and 9.7% in the nine months reflecting decreases in both Life Sciences and Industrial due to a weak capital spending environment of the Company’s customer base. Systems sales represented 10.9% of total sales in the third quarter compared to 16.0% in the third quarter of fiscal year 2012. Systems sales represented 12.2% of total sales in the nine months compared to 13.6% in the nine months of fiscal year 2012.
The Company defines its emerging markets as high growth and/or developing areas of the world in which the Company has focused growth resources. In the Americas, emerging markets include Latin America, primarily the countries of Brazil, Argentina and Mexico. In Europe, emerging markets include Eastern European countries, primarily Russia, Turkey and Poland, as well as various countries in the Middle East and Africa. In Asia, emerging markets primarily include the countries of China, India, Philippines, Indonesia and Vietnam. Sales in emerging markets, which represented close to 20% of total sales, were down about 14% in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012. This decline in sales primarily reflects weakness in the European and Asian emerging markets, primarily driven by weak capital spending, project delays and a few large projects in the third quarter of fiscal year 2012, offset by strong growth in Latin America. In the nine months of fiscal year 2013, sales in emerging markets declined almost 7%, reflecting the same factors.

Gross margin in the third quarter of fiscal year 2013 was 52.1%, compared to 50.8% in the third quarter of fiscal year 2012. Gross margin in the Life Sciences and Industrial segments increased 80 basis points and 110 basis points, respectively. Life Sciences gross margins were higher than Industrial in both periods, and Life Sciences gross profit dollars in the third quarter represented a larger share of total gross profit dollars than in the same period last year. These factors together resulted in the increase in overall gross margin of 130 basis points in the period. In the nine months of fiscal year 2013, gross margin was 51.9%, compared to 51.7% in the nine months of fiscal year 2012. Gross margin in the Life Sciences segment declined 10 basis points, while gross margin in the Industrial segment was on par with the same period of last year. Life Sciences gross margins were higher than Industrial in both periods, and Life Sciences profit dollars in the nine months represented a larger share of total gross profit dollars than in the same period last year. These factors together resulted in the increase in overall gross margin of 20 basis points in the period. For a detailed discussion of the factors impacting gross margin by segment, refer to the section “Review of Operating Segments” below.
The Company has risks to gross margin from the fluctuation of the costs of products that are sourced in a currency different than the currency they are sold in (transactional impact). In the fourth quarter of fiscal year 2012, the Company began to use foreign exchange contracts for cash flow hedging of its forecasted transactional exposure. With the Company’s current manufacturing footprint, a significant portion of products purchased by the Company in the Eurozone are sourced outside of the Eurozone. Sales in the Eurozone are approximately 25% of total Company sales. About 70% of the cost of goods on those sales are denominated in British pounds or U.S. Dollars. Assuming that sales and cost of goods are in a similar proportion to the above, the Company estimates that the transactional impact of a 5% fluctuation in the U.S. Dollar and the Pound Sterling relative to the Euro would impact the Company’s consolidated gross margin by a range of approximately 40-60 basis points on an annualized basis, before the impact of the Company’s cash flow hedging program.
Looking at these currency pairs weighted to Pall’s sales, for the three months ended April 30, 2013 the Euro had depreciated approximately 1% against the U.S. Dollar and strengthened 3% against the Pound Sterling compared to the average exchange rates for the three months ended April 30, 2012. For the nine months ended April 30, 2013, the Euro had depreciated approximately 3% against both the U.S. Dollar and the Pound Sterling compared to the average exchange rates for the nine months ended April 30, 2012.
Selling, general and administrative (“SG&A”) expenses in the third quarter of fiscal year 2013 decreased by $15,631 or 7.3% (approximately $12,100, or 6%, in local currency). In the nine months of fiscal year 2013, SG&A expenses decreased by $31,413 or 5.0% (approximately $19,300, or 3%, in local currency). The decline in both periods reflects a decrease in the Industrial segment and the Corporate Services Group partly offset by an increase in the Life Sciences segment.
Selling expenses were flat in the third quarter of fiscal year 2013, while general and administrative (“G&A”) expenses decreased about 15%. In the nine months of fiscal year 2013, selling expenses decreased approximately 4%, while general and administrative (“G&A”) expenses decreased 7%.
The decline in overall SG&A (in local currency) in the quarter and nine months reflects the savings generated by the Company’s structural cost improvement initiatives net of:

•	incremental depreciation expense resulting from the go-live of the last significant phase of the Company’s global ERP system implementation, and

•	expenses to structure the Company for future growth.
Furthermore, the nine months reflects incremental costs related to ForteBio (which was acquired in the third quarter of fiscal year 2012), impacting Life Sciences.
As a percentage of sales, SG&A expenses in the third quarter of fiscal year 2013 declined to 31.1% from 32.7% in the third quarter of fiscal year 2012. In the nine months of fiscal year 2013, SG&A expenses declined to 31.1% from 32.5% in the prior year period. The selling and G&A expense components of SG&A as a percentage of sales in the third quarter were as follows:

•	selling expenses were 17.9% compared to 17.5% in the third quarter of fiscal year 2012

•	G&A expenses were 13.2% compared to 15.2% in the third quarter of fiscal year 2012
The selling and G&A expense components of SG&A as a percentage of sales in the nine months were as follows:
•selling expenses were 17.3% compared to 17.8% in the nine months of fiscal year 2012, and
•G&A expenses were 13.8% compared to 14.7% in the nine months of fiscal year 2012.
For a discussion of SG&A by business, refer to the section “Review of Operating Segments” below.

Research and development (“R&D”) expenses were $22,608 in the third quarter of fiscal year 2013 compared to $20,780 in the third quarter of fiscal year 2012, an increase of $1,828, or 8.8% (approximately $2,100, or 10% in local currency). The increase in R&D expenses in local currency in the quarter reflects increased spending in both the Life Sciences and Industrial segments, representing the Company’s focus on new product development and innovation. As a percentage of sales, R&D expenses were 3.5% in the quarter compared to 3.2% in the third quarter of fiscal year 2012. In the nine months of fiscal year 2013, R&D expenses were $68,582 compared to $60,351 last year, an increase of $8,231, or 13.6% (approximately $8,800, or 15% in local currency). The increase in R&D expenses in local currency in the nine months reflects increased spending in both segments. As a percentage of sales, R&D expenses were 3.6% in the nine months compared to 3.1% in the nine months of fiscal year 2012. For a discussion of R&D expenses by business, refer to the section “Review of Operating Segments” below.
In the third quarter and nine months of fiscal year 2013, the Company recorded restructuring and other charges (“ROTC”) of $12,824 and $21,497, respectively, primarily comprised of severance costs related to the Company’s structural cost improvement initiatives, charges related to certain employment contract obligations and an increase to environmental reserves.
In the third quarter and nine months of fiscal year 2012, the Company recorded ROTC of $2,861 and $31,001, respectively. ROTC in the third quarter and nine months was primarily comprised of severance, professional fees and other costs related to the Company’s cost reduction initiatives, primarily in the Industrial segment, as well as charges related to certain employment contract obligations. Such charges in the nine months were partly offset by a gain on the sale of assets.
The details of ROTC for the three and nine months ended April 30, 2013 and April 30, 2012 as well as the activity related to restructuring liabilities that were recorded related to the Company’s structural cost improvement initiatives and Industrial cost reduction initiatives, can be found in Note 6, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.
Net interest expense in the third quarter of fiscal year 2013 was $5,298 compared to $6,351 in the third quarter of fiscal year 2012, a decrease of $1,053. The decline in net interest expense reflects a reduction in income tax related interest expense as well as an increase in interest income. Net interest expense in the nine months of fiscal year 2013 was $10,747 compared to $17,682 in the nine months of fiscal year 2012. Net interest expense in the nine months of fiscal year 2013 reflects the reversal of $6,704 of accrued interest related to the resolution of a U.S. tax audit. Excluding this benefit, net interest expense decreased $231 compared to the nine months of fiscal year 2012.
The Company’s effective tax rate for the third quarter of fiscal years 2013 and 2012 was 20.8% and 20.5%, respectively. The Company’s effective tax rate for the nine months ended April 30, 2013 and 2012 was 18.9% and 22.8%, respectively. The effective tax rate for the nine months ended April 30, 2013 reflects a net tax benefit of $7,757 primarily from the resolution of a U.S. tax audit partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings. Excluding these impacts, as well as the impact of ROTC discussed above, the effective tax rate for the nine months ended April 30, 2013 and 2012 would have been 22.2% and 23.0%, respectively. The Company expects its effective tax rate for the full fiscal year 2013 to be approximately 22.5%, exclusive of the impact of ROTC and discrete items. The actual effective tax rate for the full fiscal year 2013 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies as well as other factors.
Net earnings in the third quarter of fiscal year 2013 were $74,271, or 65 cents per share, compared with net earnings of $70,938, or 60 cents in the third quarter of fiscal year 2012. Net earnings in the nine months of fiscal year 2013 were $243,755, or $2.13 per share, compared with net earnings of $205,236, or $1.74 in the nine months of fiscal year 2012. Company management estimates that foreign currency translation decreased earnings per share by 3 cents in the third quarter and 7 cents in the nine months of fiscal year 2013.

Review of Operating Segments from Continuing Operations
The following table presents sales and segment profit by business segment, reconciled to earnings before income taxes, for the three and nine months ended April 30, 2013 and April 30, 2012.

Three Months Ended	Apr 30, 2013	% Margin	Apr 30, 2012	% Margin	% Change
SALES:
Life Sciences	$326,097		$317,969		2.6
Industrial	315,093		340,007		(7.3)
Total	$641,190		$657,976		(2.6)
SEGMENT PROFIT :
Life Sciences	$81,195	24.9	$75,386	23.7	7.7
Industrial	45,853	14.6	39,431	11.6	16.3
Total segment profit	127,048	19.8	114,817	17.5	10.7
Corporate Services Group	15,172		16,397		(7.5)
Operating profit	111,876	17.4	98,420	15.0	13.7
ROTC, net	12,824		2,861
Interest expense, net	5,298		6,351
Earnings before income taxes	$93,754		$89,208

Nine Months Ended	Apr 30, 2013	% Margin	Apr 30, 2012	% Margin	% Change
SALES:
Life Sciences	$955,230		$918,954		3.9
Industrial	976,015		1,030,331		(5.3)
Total	$1,931,245		$1,949,285		(0.9)
SEGMENT PROFIT :
Life Sciences	$233,514	24.4	$233,191	25.4	0.1
Industrial	146,723	15.0	131,195	12.7	11.8
Total segment profit	380,237	19.7	364,386	18.7	4.4
Corporate Services Group	47,263		49,776		(5.0)
Operating profit	332,974	17.2	314,610	16.1	5.8
ROTC, net	21,497		31,001
Interest expense, net	10,747		17,682
Earnings before income taxes	$300,730		$265,927

Life Sciences:
Presented below are Summary Statements of Segment Profit for the Life Sciences segment for the three and nine months ended April 30, 2013 and April 30, 2012:

Three Months Ended	Apr 30, 2013	% of Sales	Apr 30, 2012	% of Sales	% Change
Sales	$326,097		$317,969		2.6
Cost of sales	138,473	42.5	137,782	43.3	0.5
Gross margin	187,624	57.5	180,187	56.7	4.1
SG&A	91,897	28.2	91,289	28.7	0.7
R&D	14,532	4.5	13,512	4.2	7.5
Segment profit	$81,195	24.9	$75,386	23.7	7.7

Nine Months Ended	Apr 30, 2013	% of Sales	Apr 30, 2012	% of Sales	% Change
Sales	$955,230		$918,954		3.9
Cost of sales	399,516	41.8	382,871	41.7	4.3
Gross margin	555,714	58.2	536,083	58.3	3.7
SG&A	277,216	29.0	265,696	28.9	4.3
R&D	44,984	4.7	37,196	4.0	20.9
Segment profit	$233,514	24.4	$233,191	25.4	0.1
The tables below present sales by market and region within the Life Sciences segment for the three and nine months ended April 30, 2013 and April 30, 2012, including the effect of exchange rates for comparative purposes.

Three Months Ended	Apr 30, 2013	Apr 30, 2012	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
BioPharmaceuticals	$219,558	$201,670	8.9	$(4,521)	11.1
Food & Beverage	52,831	66,568	(20.6)	(1,250)	(18.8)
Medical	53,708	49,731	8.0	(1,009)	10.0
Total Life Sciences	$326,097	$317,969	2.6	$(6,780)	4.7
By Region
Americas	$101,994	$95,505	6.8	$(798)	7.6
Europe	162,284	154,527	5.0	(2,249)	6.5
Asia	61,819	67,937	(9.0)	(3,733)	(3.5)
Total Life Sciences	$326,097	$317,969	2.6	$(6,780)	4.7

Nine Months Ended	Apr 30, 2013	Apr 30, 2012	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
BioPharmaceuticals	$640,910	$599,329	6.9	$(14,371)	9.3
Food & Beverage	159,365	175,953	(9.4)	(4,347)	(7.0)
Medical	154,955	143,672	7.9	(3,091)	10.0
Total Life Sciences	$955,230	$918,954	3.9	$(21,809)	6.3
By Region
Americas	$303,810	$270,243	12.4	$(2,323)	13.3
Europe	465,309	460,432	1.1	(13,105)	3.9
Asia	186,111	188,279	(1.2)	(6,381)	2.2
Total Life Sciences	$955,230	$918,954	3.9	$(21,809)	6.3
Life Sciences segment sales increased 4.7% in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012, reflecting growth in consumables sales of 12.1%, while systems sales were down 47.2%. In the nine months of fiscal year 2013, Life Sciences segment sales increased 6.3%, reflecting growth in consumables sales of 9.2%, partly offset by a decline in systems sales of 19.8%. Sales in consumables in both periods represent growth across all markets, while the decline in systems sales reflects weakness in Food & Beverage capital spending as well as timing of Biopharmaceuticals capital spending. Increased pricing contributed $3,652, or 1.3% to consumables sales growth in the third quarter and the volume related increase to consumables sales was 10.8%. In the nine months, increased pricing contributed $9,207, or 1.1% to consumables sales growth and the volume related increase to consumables sales was 8.1%.
Systems sales represented 6.4% of total Life Sciences sales in the third quarter of fiscal year 2013 compared to 12.5% in the third quarter of fiscal year 2012. In the nine months of fiscal year 2013, systems sales represented 7.7% of total Life Sciences sales compared to 10.1% in the nine months of fiscal year 2012.
Life Sciences sales represented approximately 51% of total Company sales in the third quarter of fiscal year 2013 compared to 48%, in the same period of fiscal year 2012. In the nine months of fiscal year 2013, Life Sciences sales represented approximately 49% of total Company sales compared to 47% in the nine months of fiscal year 2012.
Sales in the BioPharmaceuticals market, which is comprised of two submarket groupings (Pharmaceuticals and Laboratory) and represented approximately 67% of total Life Sciences sales, increased 11.1% in the third quarter of fiscal year 2013 and 9.3% in the nine months. The sales results by the submarkets are discussed below:

•
Sales in the Pharmaceuticals submarket, which represented about 60% of total Life Sciences sales, increased 8.0% in the third quarter of fiscal year 2013 and 9.6% in the nine months, reflecting growth in all three regions. Consumables sales increased 12.3% in the quarter and 11.7% in the nine months. The growth in the quarter and nine months reflects continued strength in the biotech sector. The year over year sales comparative also reflects the negative impact of internal supply chain issues on sales in the third quarter of fiscal year 2012 related to an ERP implementation. The ForteBio acquisition (acquired in the third quarter of fiscal year 2012) added approximately $16 million, or 3%, in consumables sales growth in the nine months. Systems sales declined 33.4% in the quarter primarily due to a delay in projects in the Americas as well as chromatography hardware sales to certain pharmaceutical customers in the comparative period that did not repeat this fiscal year. In the nine months, systems sales declined 10.6% reflecting the timing of projects in all three regions.

•
Sales in the Laboratory submarket, which represented close to 10% of Life Sciences sales, increased 36.5% in the third quarter of fiscal year 2013 and 7.5% in the nine months, driven by growth in all three regions. The year over year sales comparative also reflects the negative impact of internal supply chain issues on sales in the third quarter of fiscal year 2012 as discussed previously in this report.

Sales in the Food & Beverage market, which represented about 16% of total Life Sciences sales, decreased 18.8% in the third quarter of fiscal year 2013 and 7.0% in the nine months. This reflects a decline in systems sales of 58.2% in the quarter and 31.7% in the nine months on weak capital spending and project delays in the Americas, China and Eastern Europe. Consumables sales increased 1.7% and 1.1% in the quarter and nine months, respectively. This reflects growth attributable to geographic expansion in Latin America, partly offset by weakness in the beer and wine sectors in many European countries, as well as overall softness in Eastern Europe. The year over year consumables sales comparative also reflects weakness in the third quarter of fiscal year 2012, due to the internal supply chain disruption discussed previously in this report.

Sales in the Medical market, which is comprised of patient protection products sold to hospitals, original equipment manufacturers (“OEM”) and cell therapy developers, represented about 16% of total Life Sciences sales. Sales increased 10% in both the third quarter and nine months of fiscal year 2013 compared to the same periods in fiscal year 2012.

•
OEM sales, which represented less than 10% of total Life Sciences sales, increased 1.9% in the third quarter of fiscal year 2013 reflecting growth in the Americas and Asia partly offset by a decline in Europe. In the nine months of fiscal year 2013, OEM sales grew 3.7%, reflecting growth in all three regions.

•
Sales to hospitals, which represented less than 10% of total Life Sciences sales, were up 8.8% in the third quarter of fiscal year 2013 and 5.1% in the nine months, primarily reflecting increased point of use water filtration sales in Europe.

•
Blood media sales, under a supply agreement related to the sale of the Company’s blood product line, contributed approximately 7% to Medical sales growth in both the third quarter and nine months of fiscal year 2013.

Life Sciences gross margin in the third quarter of fiscal year 2013 increased 80 basis points to 57.5% from 56.7% in the third quarter of fiscal year 2012. The improvement in gross margin primarily reflects the benefit of favorable pricing and market mix. Life Sciences gross margin in the nine months of fiscal year 2013 decreased 10 basis points to 58.2% from 58.3% in the nine months of fiscal year 2012. The decline in gross margin in the nine months reflects the effect of the weakening Euro on British Pound and U.S. dollar denominated goods sourced in the Eurozone, partly offset by the benefit of favorable pricing.
Life Sciences SG&A expenses in the third quarter of fiscal year 2013 increased by $608, or 0.7% (approximately $2,300, or 3% in local currency) compared to the third quarter of fiscal year 2012. Selling expenses increased approximately 4% in the quarter, while G&A expenses decreased approximately 4%. In the nine months of fiscal year 2013, SG&A expenses increased by $11,520, or 4.3% (approximately $17,800, or 7% in local currency) compared to the nine months of fiscal year 2012. Selling and G&A expenses in the nine months increased approximately 2% and 8%, respectively. The overall increase in SG&A (in local currency) reflects investments the Company is making for future growth, partly offset by savings from the Company’s structural cost improvement initiatives. Furthermore, the nine months reflects incremental costs related to ForteBio. The selling and G&A expense components of SG&A as a percentage of sales in the quarter were as follows:
•selling expenses were 17.5% compared to 17.2% in the third quarter of fiscal year 2012, and
•G&A expenses were 10.7% compared to 11.5% in the third quarter of fiscal year 2012.
The selling and G&A expense components of SG&A as a percentage of sales in the nine months were as follows:
•selling expenses were 17.4% compared to 17.8% in the nine months of fiscal year 2012, and
•G&A expenses were 11.6% compared to 11.1% in the nine months of fiscal year 2012.
R&D expenses in the third quarter of fiscal year 2013 were $14,532, an increase of $1,020, or 7.5% (approximately $1,200, or 9% in local currency). In the nine months of fiscal year 2013, R&D expenses increased $7,788, or 20.9% (approximately $8,100, or 22% in local currency). The increase in R&D expenses in the quarter and nine months reflects increased focus on development of the Company’s media and instrumentation capabilities, including spend related to the Company’s ForteBio product lines.
Segment profit dollars were $81,195 in the third quarter of fiscal year 2013, an increase of $5,809, or 7.7% (approximately $8,400, or 11% in local currency) compared to the third quarter of fiscal year 2012. In the nine months of fiscal year 2013, segment profit dollars were $233,514, an increase of $328, or flat on a percentage basis (approximately $7,000, or 3% in local currency) compared to the nine months of fiscal year 2012.

Industrial:
Presented below are summary Statements of Segment Profit for the Industrial segment for the three and nine months ended April 30, 2013 and April 30, 2012:

Three Months Ended	Apr 30, 2013	% of Sales	Apr 30, 2012	% of Sales	% Change
Sales	$315,093		$340,007		(7.3)
Cost of sales	168,638	53.5	185,768	54.6	(9.2)
Gross margin	146,455	46.5	154,239	45.4	(5.0)
SG&A	92,526	29.4	107,540	31.6	(14.0)
R&D	8,076	2.6	7,268	2.1	11.1
Segment profit	$45,853	14.6	$39,431	11.6	16.3

Nine Months Ended	Apr 30, 2013	% of Sales	Apr 30, 2012	% of Sales	% Change
Sales	$976,015		$1,030,331		(5.3)
Cost of sales	528,604	54.2	558,471	54.2	(5.3)
Gross margin	447,411	45.8	471,860	45.8	(5.2)
SG&A	277,090	28.4	317,510	30.8	(12.7)
R&D	23,598	2.4	23,155	2.2	1.9
Segment profit	$146,723	15.0	$131,195	12.7	11.8
The tables below present sales by market and region within the Industrial segment for the three and nine months ended April 30, 2013 and April 30, 2012, including the effect of exchange rates for comparative purposes.

Three Months Ended	Apr 30, 2013	Apr 30, 2012	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
Process Technologies	$187,013	$213,804	(12.5)	$(3,539)	(10.9)
Aerospace	63,192	50,706	24.6	(737)	26.1
Microelectronics	64,888	75,497	(14.1)	(3,003)	(10.1)
Total Industrial	$315,093	$340,007	(7.3)	$(7,279)	(5.2)
By Region
Americas	$107,390	$100,210	7.2	$(1,093)	8.3
Europe	96,764	103,637	(6.6)	(1,700)	(5.0)
Asia	110,939	136,160	(18.5)	(4,486)	(15.2)
Total Industrial	$315,093	$340,007	(7.3)	$(7,279)	(5.2)

Nine Months Ended	Apr 30, 2013	Apr 30, 2012	% Change	Exchange Rate Impact	% Change in Local Currency
By Market
Process Technologies	$585,982	$639,743	(8.4)	$(11,136)	(6.7)
Aerospace	185,914	162,298	14.6	(1,543)	15.5
Microelectronics	204,119	228,290	(10.6)	(5,171)	(8.3)
Total Industrial	$976,015	$1,030,331	(5.3)	$(17,850)	(3.5)
By Region
Americas	$317,699	$314,001	1.2	$(2,562)	2.0
Europe	300,943	309,124	(2.6)	(8,502)	0.1
Asia	357,373	407,206	(12.2)	(6,786)	(10.6)
Total Industrial	$976,015	$1,030,331	(5.3)	$(17,850)	(3.5)
Industrial segment sales decreased 5.2% in the third quarter of fiscal year 2013 and 3.5% in the nine months, reflecting declines in the Process Technologies and Microelectronics markets partly offset by growth in the Aerospace market. Consumables (including appurtenant hardware) sales declined 0.8% in the third quarter, while systems sales decreased 23.7%. In the nine months of fiscal year 2013, consumables (including appurtenant hardware) and systems sales declined 3.4% and 4.3%, respectively. The declines in consumables in both periods are largely due to weakness in Asia, particularly China. The declines in systems across both periods reflect delays in the capital spending environment and the impact of large projects in the prior year's results.
Increased pricing contributed $4,245, or 1.5%, to consumables sales in the third quarter of fiscal year 2013 thus, the volume decline related to consumables sales was about 2.3%. In the nine months of fiscal year 2013, increased pricing contributed $7,018, or 0.8%, to consumables sales thus, the volume decline related to consumables sales was 4.2%.
Systems sales represented 15.7% of total Industrial sales in the third quarter of fiscal year 2013 compared to 19.3% in the third quarter of fiscal year 2012. In the nine months of fiscal year 2013, systems sales represented 16.6% of total Industrial, essentially on par with the nine months of fiscal year 2012.
Industrial sales represented approximately 49% of total Company sales in the third quarter of fiscal year 2013 compared to 52% in the same period of fiscal year 2012. In the nine months of fiscal year 2013, Industrial sales represented approximately 51% of total Company sales compared to 53% in the nine months of fiscal year 2012.
Sales in the Process Technologies market, which is comprised of four submarkets, Fuels & Chemicals, Machinery & Equipment, Power Generation and Municipal Water, represented about 60% of total Industrial sales. Sales decreased 10.9% in the third quarter of fiscal year 2013 and 6.7% in the nine months. The sales results by submarket are discussed below:

•
Sales in the Fuels & Chemicals submarket, which represented approximately 25% of total Industrial sales, were down 5.1% in the third quarter of fiscal year 2013. This primarily reflects reduced capital spending and project delays in the Middle East and Asia, partly offset by strength in the Americas in the oil & gas sector. In the nine months of fiscal year 2013, sales increased 0.9%.

•
Sales in the Machinery & Equipment submarket, which represented approximately 20% of total Industrial sales, decreased 8.8% in the third quarter of fiscal year 2013 and 8.6% in the nine months. This reflects a decrease in in-plant sales due to soft end market demand, weakness in mining, primary metals and mobile OEM, with the largest impacts felt in Europe and Asia. Furthermore, the sales declines year over year reflects the Company’s decision to exit certain low margin product lines in Europe.

•
Sales in the Power Generation submarket, which represented close to 10% of total Industrial sales, declined 13.5% in the third quarter of fiscal year 2013 reflecting weakness in Asia related to a decrease in demand from wind turbine OEMs as well as a decline in capital spending in Europe. In the nine months of fiscal year 2013, Power Generation sales decreased 6.6% reflecting the same trend evident in the quarter.

•
Municipal Water submarket sales, which represented less than 10% of total Industrial sales, decreased 32.0% in the third quarter of fiscal year 2013 and 25.8% in the nine months. The decline in the quarter and nine months was largely driven by the Americas (the Company’s largest Municipal Water region) as pressure on capital spending continue to impact results. In Asia (the Company’s smallest Municipal Water region) sales were down in the quarter and nine months reflecting a large wastewater project in Australia in the comparative periods of fiscal year 2012 that did not repeat this year.

The Aerospace market is comprised of sales of air, water, lubrication, fuel and hydraulic protection products to end-user customers in Military and Commercial Aerospace. Sales in the Aerospace market, which represented about 20% of total Industrial sales, increased 26.1% in the third quarter of fiscal year 2013 and 15.5% in the nine months. The sales results by submarket are discussed below:

•
Sales to the Military Aerospace submarket, which represented about 10% of total Industrial sales, were up 14.4% in the third quarter of fiscal year 2013 and 5.7% in the nine months, reflecting growth in the Americas and Europe, partly offset by a decline in Asia.

•
Sales to the Commercial Aerospace submarket, which represented about 10% of total Industrial sales, increased 39.4% in the third quarter of fiscal year 2013 and 26.9% in the nine months, with all three regions contributing. The growth in the quarter and nine months was driven by both increased aftermarket sales as well as to OEMs. The year over year sales comparative also reflects the negative impact of internal supply chain issues on sales in the third quarter of fiscal year 2012 as discussed previously in this report.

Microelectronics sales, which represented about 21% of total Industrial sales, decreased 10.1% in the third quarter of fiscal year 2013 and 8.3% in the nine months. The year over year result reflects continuing weakness in the Company’s customer end markets particularly in the semiconductor display and data storage sectors, with the most significant impact seen in Asia. Growth in the Graphic Arts end market in Europe somewhat mitigated the impact.
Industrial gross margin in the third quarter of fiscal year 2013 increased 110 basis points to 46.5% from 45.4% in the third quarter of fiscal year 2012. The major drivers impacting gross margin quarter over quarter are as follows:

•	the favorable impact of reduced warranty and obsolescence expenses that benefited gross margin by approximately 140-160 basis points,

•	favorable pricing which benefited gross margin by 60-80 basis points, and

•
unfavorable mix which decreased gross margin by approximately 90-110 basis points, primarily driven by unfavorable market mix from lower sales of Microelectronics and Machinery & Equipment, partly offset by favorable product mix in the Aerospace market.

In the nine months of fiscal year 2013, gross margin was 45.8%, on par with the nine months of fiscal year 2012. This reflects favorable systems sales mix and the benefit of improved pricing offset by unfavorable overhead absorption.
Industrial SG&A expenses in the third quarter of fiscal year 2013 decreased by $15,014, or 14.0% (approximately $13,200, or 12% in local currency), compared to the third quarter of fiscal year 2012. Selling expenses in the quarter decreased about 5%, while G&A decreased about 25%. This reflects the savings generated by the Company’s structural cost improvement initiatives. In the nine months, SG&A expenses declined by $40,420, or 12.7% (approximately $34,600, or 11% in local currency). Selling expenses in the nine months decreased about 9%, while G&A decreased about 18%.
The selling and G&A expense components of SG&A as a percentage of sales in the quarter were as follows:
•selling expenses were 18.0% compared to 17.5% in the third quarter of fiscal year 2012, and
•G&A expenses were 11.4% compared to 14.1% in the third quarter of fiscal year 2012.
The selling and G&A expense components of SG&A as a percentage of sales in the nine months were as follows:
•selling expenses were 16.9% compared to 17.6% in the nine months of fiscal year 2012, and
•G&A expenses were 11.5% compared to 13.2% in the nine months of fiscal year 2012.
R&D expenses were $8,076 in the third quarter of fiscal year 2013, an increase of $808, or 11.1% (approximately $900, or 13% in local currency). In the nine months of fiscal year 2013, R&D expenses increased $443, or 1.9% (approximately $700, or 3% in local currency).
Segment profit dollars in the third quarter of fiscal year 2013 were $45,853 compared to $39,431 in the third quarter of fiscal year 2012 an increase of $6,422, or 16.3% (approximately $8,600, or 22% in local currency). In the nine months of fiscal year 2013, segment profit dollars were $146,723, an increase of $15,528, or 11.8% (approximately $18,800, or 14% in local currency).

Corporate Services Group:
Corporate Services Group expenses in the third quarter of fiscal year 2013 were $15,172 compared to $16,397 in the third quarter of fiscal year 2012, a decrease of $1,225 or 7.5% (approximately $1,200 or 7% in local currency). In the nine months of fiscal year 2013, Corporate Services Group expenses were $47,263 compared to $49,776 in the nine months of fiscal year 2012, a decrease of $2,513 or 5.0% (approximately $2,450 or 5% in local currency). The decrease in Corporate Services Group expenses in the quarter and nine months primarily reflects a decline in professional fees.
Review of Results from Discontinued Operations
Net earnings from discontinued operations in the third quarter of fiscal year 2013 were a loss of $1,206, or 1 cent per share, compared with net earnings of $7,980, or 7 cents per share, in the third quarter of fiscal year 2012. Net earnings from discontinued operations in the nine months of fiscal year 2013 were $245,552, or $2.15 per share, compared with net earnings of $27,866, or 24 cents per share, in the nine months of fiscal year 2012. The increase in net earnings in the nine months reflects the gain on the sale of the Blood product line.

Liquidity and Capital Resources
Non-cash working capital (inclusive of working capital from discontinued operations), which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $594,900 at April 30, 2013 as compared with $610,900 at July 31, 2012. This includes working capital related to the Company’s discontinued operations, but excludes assets aggregating approximately $94,500 at July 31, 2012 classified as held for sale that otherwise would have been reported as non-current. Excluding the effect of foreign exchange (discussed below), non-cash working capital decreased approximately $17,900 compared to July 31, 2012.
The Company’s balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at April 30, 2013 to those at July 31, 2012, the Euro has strengthened against the U.S. Dollar and the British Pound and JPY have weakened against the U.S. Dollar. The effect of foreign currency translation increased non-cash working capital by $1,918, including net inventory, net accounts receivable and other current assets by $4,016, $6,375 and $393, respectively, as compared to July 31, 2012. Additionally, foreign currency translation increased accounts payable and other current liabilities by $7,259 and current income taxes payable by $1,607.
Net cash provided by operating activities, inclusive of discontinued operations in the nine months ended April 30, 2013, was $206,890 as compared to $326,417 in the nine months ended April 30, 2012. This is a decrease of $119,527, or about 37%, primarily reflecting income tax payments (including the settlement of several years of U.S. tax audits and the quarterly payments for the gain on the sale of the blood product line) and increased pension contributions. Discontinued operations had an immaterial impact on net cash provided by operating activities in nine months ended April 30, 2013.
The Company’s full cash conversion cycle, defined as days in inventory outstanding (“DIO”) plus days sales outstanding (“DSO”) less days payable outstanding (“DPO”), increased to 137 days in the quarter ended April 30, 2013 from 136 days in the quarter ended April 30, 2012. This primarily reflects an increase in DSO and DIO, partly offset by a decline in DPO.
Free cash flow, inclusive of discontinued operations, which is defined as net cash provided by operating activities less capital expenditures, was $140,503 in the nine months ended April 30, 2013, as compared with $199,494 in the nine months ended April 30, 2012. The decrease in free cash flow reflects the decrease in net cash provided by operating activities as discussed above, partly offset by a decline in capital expenditures, as the nine months ended April 30, 2012 included the purchase of a new facility in Europe and investment in a global ERP system.
The Company utilizes free cash flow as one way to measure its current and future financial performance. Company management believes this measure is important because it is a key element of its planning. The following table reconciles net cash provided by operating activities, inclusive of discontinued operations, to free cash flow.

	Apr 30, 2013	Apr 30, 2012
Net cash provided by operating activities	$206,890	$326,417
Less capital expenditures	66,387	126,923
Free cash flow	$140,503	$199,494

The Company’s cash position, net of debt, was approximately $221,000 at April 30, 2013, compared to a net debt position of $195,800 at July 31, 2012, a change of $416,800. The impact of foreign exchange rates increased net cash by about $31,600. Excluding this impact, net cash increased by $385,200 reflecting an increase in cash and cash equivalents of $395,200 partly offset by an increase in gross debt of $10,000.
On April 11, 2013, the Company entered into a five-year $1,200,000 unsecured senior revolving credit facility (the “New Facility“) with a syndicate of banks, which expires on April 11, 2018 and terminated its existing $500,000 senior revolving credit facility, which would have expired in fiscal year 2015 (the “Prior Facility“).
Borrowings under the New Facility bear interest at either a variable rate based upon the London InterBank Offered Rate (U.S. dollar, British Pound, Euro, Swiss Franc and Japanese Yen borrowings) or the European Union Banking Federation Rate (Euro borrowings) or at the prime rate of the Facility Agent (U.S. dollar borrowing only). The New Facility requires the Company to maintain a maximum consolidated leverage ratio of 3.5:1, based upon the trailing four quarters' results. In addition, the New Facility includes other covenants that under certain circumstances may restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of April 30, 2013, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
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
The notional amount of foreign currency forward contracts entered into during the three and nine months ended April 30, 2013 was $643,813 and $1,867,299. The notional amount of foreign currency forward contracts outstanding as of April 30, 2013 was $353,589 of which $63,968 are for cash flow hedges that cover monthly transactional exposures through February 2014. The Company’s foreign currency balance sheet exposures resulted in the recognition of a gain within SG&A of approximately $4,989 in the three months ended April 30, 2013, before the impact of the measures described above. Including the impact of the Company’s foreign exchange derivative instruments, the net recognition within SG&A was a loss of approximately $217 in the three months ended April 30, 2013.
As of April 30, 2013, the Company had $215,000 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s consolidated balance sheet. Commercial paper outstanding at any one time during the quarter had balances ranging from $215,000 to $315,000, carried interest rates ranging between 0.36% and 0.43% and original maturities between 26 and 33 days. Commercial paper outstanding at April 30, 2013 carry interest rates ranging between 0.36% and 0.37% and maturities between 29 and 32 days. As of April 30, 2013, the Company does not have any outstanding borrowings under its existing senior revolving credit facility.
The Company utilizes cash flow generated from operations and its commercial paper program to meet its short-term liquidity needs. Company management considers its cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet its anticipated liquidity needs.
As of April 30, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $885,163. The Company does not expect any restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on the Company’s overall liquidity.
Capital expenditures were $66,387 in the nine months of fiscal year 2013 ($23,984 expended in the third quarter). Depreciation expense was $20,264 and $64,581 in the third quarter and nine months, respectively. Amortization expense was $4,765 and $14,900 in the third quarter and nine months, respectively.
On October 16, 2008, the board authorized an expenditure of $350,000 to repurchase shares. On September 26, 2011, the board authorized an additional $250,000 to repurchase shares. At July 31, 2012, there was $331,873 remaining under the current stock repurchase programs. On January 17, 2013, the board authorized an expenditure of $250,000 to repurchase shares. The Company repurchased stock of $250,000 in the nine months of fiscal year 2013 leaving $331,873 remaining at April 30, 2013 under the current stock repurchase programs. Net proceeds from stock plans were $31,054 in the nine months ended April 30, 2013.

In the nine months of fiscal year 2013, the Company paid dividends of $80,197 compared to $64,554 in the nine months of fiscal year 2012, an increase of about 24%. The Company increased its quarterly dividend by 19% from 21 cents to 25 cents per share, effective with the dividend declared on September 26, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES.
There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter of fiscal year 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Environmental Matters:
The Company’s condensed consolidated balance sheet at April 30, 2013 includes liabilities for environmental matters of approximately $13,060, which relate primarily to the environmental proceedings discussed in the 2012 Form 10-K and as updated in Note 5, Contingencies and Commitments, in the Company’s condensed financial statements included on Form 10-Q for the second quarter of fiscal year 2013 and Note 5, Contingencies and Commitments, to the accompanying condensed consolidated financial statements of this Form 10-Q. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

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

Pall Corporation

June 5, 2013	/s/	FRANCIS MOSCHELLA
Francis Moschella Vice President – Corporate Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3(i)*
Restated Certificate of Incorporation of the Registrant as amended through September 1, 2010, filed as Exhibit 3.1(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

3(ii)*	By-Laws of the Registrant as amended through December 12, 2012, filed as Exhibit 3.1(i) to the Registrant’s Current Report on Form 8-K filed on December 17, 2012.

10.1*
Credit Agreement dated April 11, 2013 between the Registrant, Bank of America, N.A., as Administrative Agent, and the Other Lenders Party Thereto, filed as Exhibit 4(ii) to the Registrant’s Current Report on Form 8-K filed on April 16, 2013.

10.2*‡	Letter Agreement dated March 17, 2013 between the Registrant and Akhil Johri, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on April 5, 2013.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference.
† Exhibit filed herewith.
‡ Denotes management contract or compensatory plan or arrangement.