Form 10-K
period 2013-07-31
PALL CORP
filed 2013-09-10
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes ☐      No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on January 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,587,973,100.

On September 6, 2013, there were 111,835,283 outstanding shares of the registrant’s common stock, $.10 par value.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement for the 2013 annual meeting of shareholders, scheduled to be held on December 11, 2013 (hereinafter referred to as the “Proxy Statement”), are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS.

As used herein, the terms “we,” “us,” “our,” the “Company,” or “Pall,” unless the context otherwise requires, mean Pall Corporation and its subsidiaries.
General
We are a leading supplier of filtration, separation and purification technologies. Our products are used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases, and are principally made by us, using our engineering capability, fluid management expertise, proprietary filter media and manufacturing expertise.
Our products are used across a wide array of applications, including to:

▪	discover, develop, validate and produce biotechnology drugs and make vaccines;

▪	protect critical care hospital patients with infection control devices;

▪	enhance the quality and efficiency of manufacturing processes;

▪	keep equipment (such as manufacturing and mining equipment and airplanes) running efficiently; and

▪	produce safe drinking water and protect the environment.
We have more than a 60-year history of commercializing innovative products and continue to develop new materials and technologies for our customers and their increasingly difficult fluid filtration, purification and separation challenges. We have an array of core materials and technologies that can be applied in many ways to solve complex fluid separation challenges.
Our proprietary materials and technologies, coupled with our ability to engineer them into useful forms and place them into fully integrated systems, are the cornerstone of our capabilities. Our deep customer process knowledge and related engineering know-how enable us to provide our customers with products that are well matched to their needs. These capabilities also allow us to develop new and innovative products and enter new markets.
Global drivers for the filtration, separation and purification market include:

▪	growth of the use of large-molecule biopharmaceuticals;

▪	need for anti-infective products in hospitals and by other medical providers;

▪	increased sophistication of semiconductor manufacturing;

▪	higher efficiency performance mechanical equipment and factory processes;

▪	urbanization and related infrastructure and environmental investments;

▪	changes in global demographics with aging population;

▪	global growth of the middle class driving increasing standards of living; and

▪	increasing government regulations, particularly with respect to pharmaceuticals and the environment.
Business and Strategy
We serve customers through two businesses globally: Life Sciences and Industrial. The Life Sciences business group is focused on developing, manufacturing and selling products to customers in the BioPharmaceutical, Food & Beverage and Medical markets. The Industrial business group is focused on developing, manufacturing and selling products to customers in the Process Technologies, Aerospace and Microelectronics markets.
These all require more efficient and ever finer levels of filtration, separation and purification. We have a broad portfolio of products that are sold into diversified markets around the globe. Our strategy for growth includes expansion in high-growth geographies such as Asia, Eastern Europe, the Middle East, Africa and Latin America as well as continuing to focus on high-growth markets such as biotechnology, diagnostics, cell therapy, vaccine production, microelectronics, next-generation aircraft, energy and water.
We actively pursue markets and applications in which our products can make a substantial difference to customers. We especially target projects in which our integrated filtration, purification and separation solutions are able to enhance performance and economics. This strategy leverages our resources and capabilities to help our customers improve operating efficiencies within their processes. We make extensive use of our engineering and scientific expertise in fluid management to provide unique and cost-effective solutions for customers.

Another key strategy for us, in addition to organic growth through pursuit of high growth markets and applications, is that we expect to use our strong cash generation and balance sheet capacity for relevant acquisitions. We evaluate potential targets in a disciplined manner for strategic fit and financial returns.
Our products primarily consist of:

▪
Consumables. Consumable filtration products are principally filters made with our proprietary filter media produced by chemical film casting, melt blowing of polymer fibers, papermaking and metallurgical processes, as well as smaller capital goods products, including housings; and

▪
Systems. Systems typically include our proprietary consumable filtration and associated hardware. When fully commissioned, we generally expect these systems to provide an ongoing annuity stream for our consumables.

Our consumables sales constituted 87% of our sales and systems accounted for 13% in fiscal year 2013. Our consumables typically are either used in a system sold by us or a third-party, or are integrated in a customer’s own process infrastructure and do not require a systems purchase for their use.
Life Sciences Segment
Our Life Sciences technologies facilitate the process of drug discovery, development, regulatory validation and production, and are used extensively in research laboratories, and the pharmaceutical and biotechnology industries. We also supply products and technologies for food and beverage industries and in hospitals at the point of patient care. We sell into these markets through our direct sales force as well as distributors.
Consumables sales accounted for 92% of Life Sciences segment sales, and systems sales accounted for 8% in fiscal year 2013. This compares to 90% and 10%, respectively, in fiscal year 2012.
Key requirements of our Life Sciences customers include: safety, quality, efficacy, ease of use, technical support, and price.
BioPharmaceuticals Market
We sell a broad line of filtration and purification technologies, associated hardware and engineered systems primarily to pharmaceutical and biotechnology companies for use in the development and commercialization of chemically synthesized and biologically derived drugs, plasma and vaccines. We provide a broad range of advanced solutions for each critical stage of drug development through drug production. In addition, our validation services assist drug manufacturers through the regulatory process to commercialization.
The fastest growing part of this market is the biotechnology industry, representing an increasingly important portion of total BioPharmaceuticals sales. Biotechnology drugs, plasma and biologically derived vaccines are filtration and purification intensive. A key growth driver is increasing adoption of single-use processing technologies for drug production as a replacement for “hard-piped” steel factories. Disposable single-use systems provide customers many advantages including smaller capital outlays and flexible use of manufacturing floor space. They reduce the risk of cross-contamination between batches and eliminate costly and time-consuming cleaning and cleaning validation steps.
Our laboratory product line is used in areas such as drug research and discovery, quality control testing and in environmental monitoring applications for a host of industries. In the Americas and Europe, laboratory products are sold to customers principally through our distribution partner, VWR International.
Principal competitors in the BioPharmaceuticals market include Merck Millipore (a division of Merck KGaA), The Sartorius Group, 3M Purification and GE Healthcare (a unit of General Electric Company (“GE”)).
Food & Beverage Market
Within the Food & Beverage market, we serve the filtration needs of the beer, wine, dairy, alcohol-free beverage, bottled water, and food ingredient markets. Our comprehensive product portfolio and capabilities are used in manufacturing processes to help customers ensure the quality of their products while lowering operating costs and minimizing waste.
Principal competitors in the Food & Beverage market include 3M Purification, Pentair, Inc., Filtrox Group, The Sartorius Group, Eaton Corporation and Parker Domnick Hunter (a division of Parker Hannifin).

Medical Market
Our medical products help control the spread of infections in hospitals. Hospital-acquired infections are a growing problem for patients and the world’s health care systems. Products such as our breathing circuit and intravenous filters, and our point-of-use Pall-Aquasafe™ water filters help protect people from these infections. Our cell therapy product portfolio provides enabling technologies for the emerging regenerative medicine market.
Principal competitors in the Medical market include Merck Millipore, GE Healthcare, Teleflex Incorporated, Covidien plc and Intersurgical, Ltd.
As described in detail in Note 19 (Discontinued Operations) to the accompanying consolidated financial statements, on August 1, 2012, we sold certain assets of our blood collection, filtration and processing product line (the “Blood Product Line”) to Haemonetics Corporation (“Haemonetics”). The Blood Product Line has been reported as a discontinued operation in our accompanying consolidated financial statements, and all discussions regarding our results of operations throughout this Form 10-K are on a continuing operations basis.

Industrial Segment
We provide enabling and process-enhancing technologies throughout the industrial marketplace. These include the Process Technologies, Aerospace and Microelectronics markets. We have the capability to provide customers with integrated solutions using our proprietary consumable filtration products for their process fluids. We also supply associated hardware and engineered systems. Virtually all of the raw materials, process fluids and waste streams that course through industry are candidates for multiple stages of filtration, separation and purification.
Consumables sales accounted for 82% of Industrial segment sales, and systems sales accounted for 18% in fiscal year 2013. This compares to 82% and 18%, respectively, in fiscal year 2012.
Key product requirements of our Industrial customers include: product efficiency, performance and quality, service and price.
Process Technologies Market
Process Technologies consists of a broad range of end-markets, including producers and users of energy, oil, gas, renewable and alternative fuels, power, chemicals and water. This market also includes what we refer to as the Machinery & Equipment submarket, consisting of producers of mobile equipment and trucks, pulp and paper, automobiles and metals.
Within these end-markets, demand is driven by end users and original equipment manufacturers (“OEM”) working to increase production and efficiency, reduce costs, produce cleaner burning fuels, conserve water, meet environmental regulations and develop alternative fuel sources.
Sales to Process Technologies customers are made through our sales force, distributors, manufacturers’ representatives and architectural and engineering firms.
Principal competitors in the Process Technologies market include Donaldson Company, Inc., Parker Hannifin Corporation, CLARCOR Inc., HYDAC International GmbH, GE Infrastructure (a unit of GE), Pentair, Inc., 3M Purification, U.S. Filter (a unit of Siemens AG) and ESCO Technologies Inc.
Aerospace Market
We sell filtration and fluid monitoring equipment to the Aerospace industry for use on commercial and military aircraft, marine and land-based military vehicles to help protect critical systems and components. Demand typically is driven by passenger air miles flown, military budgets and production and demand for new military and commercial aircraft.
We sell to customers through a combination of direct sales to airframe manufacturers and other customers, including the United States (“U.S.”) military, and through our distribution partner, Satair A/S, to commercial airlines for the commercial aerospace “aftermarket.”
Competition varies by product and application. Principal competitors in the Aerospace market include Donaldson Company, Inc. and ESCO Technologies Inc.

Microelectronics Market
We sell highly sophisticated filtration and purification technologies for the semiconductor, data storage, graphic arts, advanced display and electronic components markets. We provide a comprehensive suite of contamination control solutions for chemical, gas, water, chemical mechanical polishing and photolithography processes to meet the needs of this demanding industry. Our products help enable the production of tablet computers, smart phones, computer gaming consoles, MP3 players, flat screen TVs and monitors and ink jet printers and cartridges. Newer applications served by our Microelectronics business include the production of solar cells and the emerging “high bright” LED market.
We sell to customers through a combination of our direct sales force, distributors and manufacturers’ representatives.
Principal competitors in the Microelectronics market include Entegris, Inc. and Mott Corporation.

* * *
For financial information by operating segment and geography, please see Note 18 (Segment Information and Geographies) to the accompanying consolidated financial statements and the information under the caption “Segment Review” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II - Item 7. of this report).
Backlog
The table below presents our total backlog by market as well as the amount of that backlog expected to be shipped during fiscal year 2014.

	Total Backlog at July 31, 2013	Percentage Shippable	Total Backlog at July 31, 2012
BioPharmaceuticals	$191,266,000	99%	$156,594,000
Food & Beverage	33,365,000	98%	40,931,000
Medical	23,761,000	98%	22,077,000
Total Life Sciences	248,392,000	99%	219,602,000
Process Technologies	302,571,000	85%	374,647,000
Aerospace	151,504,000	74%	165,450,000
MicroElectronics	29,879,000	100%	31,977,000
Total Industrial	483,954,000	82%	572,074,000
Total Pall	$732,346,000	88%	$791,676,000
Research and Development
Our research and development activities are primarily sponsored by us alone and are largely directed at the commercialization of our core technologies. We also focus on basic research of core filtration media and ever-improving the efficacy of filtration devices.
Research and development expenses totaled $94,216,000 in fiscal year 2013, $82,932,000 in fiscal year 2012 and $80,506,000 in fiscal year 2011.
Customers
No one customer accounted for 10% or more of the Company’s consolidated sales in fiscal years 2013, 2012, or 2011. Accordingly, our business is not dependent on any single customer or group of customers.

Competition
The competition is intense in all of our markets and includes numerous large companies and many smaller regional competitors. In some instances, our primary competition comes from alternative, often older technologies, such as chemical additives, sand filtration, and pasteurization as opposed to the finer level of membrane filtration that we provide. In many markets, there are significant barriers to entry limiting the number of qualified suppliers. These barriers result from stringent product performance standards, product qualification protocols and requirements for consistent levels of global service and support. Our broad array of materials and product designs coupled with our engineering and manufacturing expertise and global reach enable us to provide customers with differentiated product performance and value, and global customer support.
Compliance with Environmental and Other Governmental Regulations
We are in substantial compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, compliance with environmental matters has not had a material effect upon our capital expenditures or competitive position. For a further description of environmental matters in this report, see Note 14, Contingencies and Commitments, to the accompanying consolidated financial statements.
Employees and Employee Relations
At July 31, 2013, we employed approximately 9,800 persons. Some of our employees around the world are covered by collective bargaining agreements and/or are represented by unions or workers’ councils. We believe we generally have good relations with our employees.
Raw Materials
The vast majority of the raw materials and/or components that we use in the production of our products are available from multiple sources. A limited number of such purchased materials are proprietary or otherwise sole sourced; primarily those which are plastic resin based. Although we believe we could obtain reasonably equivalent materials should supply become restricted or made unavailable, it remains a possibility our supply chain could be interrupted while we identify, evaluate, and obtain certification on such satisfactory substitutes. Steps are being taken toward implementing a global supply chain continuity plan with the initial focus of mitigating risks regarding single source suppliers.
Intellectual Property
We have a robust intellectual property portfolio comprised of patents, proprietary trade secrets and know-how, trademarks, and licensed technology. We own numerous U.S. and foreign patents directed to filtration materials, devices, systems, and improvements and applications of these technologies; and have numerous patent applications pending in the U.S. and abroad. We possess a wide array of proprietary trade secret technology and know-how directed to our manufacturing operations and quality systems, business methods and competitive intelligence. In addition to our patent position and trade secrets, we also hold numerous U.S. and foreign trademarks and have applications pending for registration of trademarks throughout the world. Finally, we also license intellectual property rights from third parties, some of which bear royalties and are terminable in specified circumstances. We believe that our patents, proprietary trade secrets and know-how, trademarks, and licensed technology are important to our competitive strength. We believe that our trade secrets and know-how described above coupled with our continuous product improvement innovations create barriers to entry from competitors. We, therefore, do not believe that the expiration of any individual patent or any patents due to expire in the foreseeable future will have a material impact on our business, financial condition or results of operations in any one year.
Company Information
Pall Corporation was incorporated in New York in 1946.
We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). We therefore file periodic reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy and information statements and other information.

Our website address is www.pall.com. In the Investor Relations Section of our website, we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Financial and other information can also be accessed on our website.
Copies of financial and other information are also available free of charge by calling (516) 484-5400 or by sending a request to Pall Corporation, Attn: Investor Relations, 25 Harbor Park Drive, Port Washington, NY, 11050. Information on our website is not incorporated into this Form 10-K or our other securities filings and is not a part of them.
EXECUTIVE OFFICERS OF THE REGISTRANT:

Name	Age(1)	Current Positions Held	First Appointed an Executive Officer
Lawrence D. Kingsley	50	President and Chief Executive Officer	2011
Akhil Johri	52	Chief Financial Officer	2013
Michael Egholm, Ph.D	50	Chief Technology Officer	2012
Yves Baratelli	48	Group Vice President and President, Life Sciences	2010
Ruby Chandy	51	Group Vice President and President, Industrial	2012
Wolfgang Platz	55	President, Pall Europe	2011
Eric Garnier	52	President, Pall Asia	2012
Roya Behnia	47	Senior Vice President, General Counsel and Corporate Secretary	2012
Kenneth V. Camarco	50	Senior Vice President, Global Operations and Business Systems	2012
H. Alex Kim	42	Senior Vice President, Business Development and Strategic Planning	2012
Linda Villa	64	Chief Human Resources Officer	2012
     (1)  Age as of September 10, 2013.
None of the persons listed above is related.
Lawrence D. Kingsley has served as President and Chief Executive Officer since October 2011. Prior to joining Pall, Mr. Kingsley served as President and Chief Executive Officer of IDEX Corporation (“IDEX”) from March 2005 until October 2011, and as Chairman of IDEX from April 2006 until December 2011.
Akhil Johri has served as Chief Financial Officer since May 2013. Prior to joining Pall, Mr. Johri held various executive positions of increasing responsibilities during his 26-year tenure with United Technologies Corporation (“UTC”), most recently Vice President of Finance and Chief Financial Officer of UTC’s Propulsion and Aerospace Systems Group from November 2011 to April 2013 and Vice President Financial Planning and Investor Relations from May 2009 to October 2011.
Michael Egholm, Ph.D. was appointed Chief Technology Officer in June 2010. Prior to joining Pall, Dr. Egholm served in various roles for 454 Life Sciences, a center of excellence at Roche Applied Science, including as Vice President of Research and Development, Vice President of Molecular Biology and most recently, Chief Technology Officer from 2008 to 2010.
Yves Baratelli has served as Group Vice President and President, Life Sciences, since May 2010. Mr. Baratelli began his employment with Pall in 2002 as President of Pall Medical, Europe. He was promoted to President of Pall Life Sciences Europe two years later and thereafter, assumed the additional responsibility for Pall Life Sciences Asia.
Ruby Chandy has served as Group Vice President and President, Industrial, since April 2012. Prior to joining Pall, Ms. Chandy was Chief Marketing Officer of Rohm and Haas from 2007 until 2009. She subsequently served as Chief Marketing Officer and later as Managing Director at Dow Chemical Company until 2012.

Wolfgang Platz has served as President, Pall Europe, since March 2012. Mr. Platz began his employment with Pall in 1981 as a Sales Engineer. He has held many management positions with the Company, including President, Food and Beverage, President Industrial, Europe, and President, Pall Industrial.
Eric Garnier has served as President, Pall Asia since February 2011. Mr. Garnier began his employment with the Company in 2004 as President, Pall Medical Europe, and served in increasingly senior positions including Vice President Life Sciences, South Europe and President, Life Sciences, Asia.
Roya Behnia has served as Senior Vice President, General Counsel and Corporate Secretary since June 2012. Prior to joining Pall, Ms. Behnia served as Senior Vice President, General Counsel and Secretary of Rewards Network Inc. from 2006 to 2010. Ms. Behnia served as Assistant General Counsel and Group General Counsel of SPX Corporation from 2001 to 2005.
Kenneth V. Camarco was appointed Senior Vice President of Global Operations and Business Systems in March 2012. Prior to joining Pall, Mr. Camarco was President and Owner of WaxWing Group, LLC, a strategic business advisory practice. Mr. Camarco held several management positions with Cooper Industries, Ltd., including serving as President of Cooper Notification from 2006 to 2009.
H. Alex Kim was appointed Senior Vice President, Business Development and Strategic Planning in August 2012. Prior to joining Pall, Mr. Kim served in various roles with Danaher Corporation (“Danaher”) since 2002, most recently, from 2007 to 2012, as Vice President of Business Development for Danaher’s Water Quality Group.
Linda Villa has served as Chief Human Resources Officer since March 2012. Ms. Villa began her employment with Pall in 2008 as Executive Vice President, Human Resources. Previously, Ms. Villa served as Executive Vice President, Human Resources and Corporate Security at Telcordia Technologies, Inc.
None of the above persons has been involved in any legal proceeding required to be disclosed by Item 401(f) of Regulation S-K during the past ten years.
ITEM 1A. RISK FACTORS.
The risk factors described below identify what we believe to be the most significant risks that could materially adversely affect our financial and/or operational performance. These risk factors should be considered and evaluated together with information incorporated by reference or otherwise presented elsewhere in this Form 10-K. Additional risks not currently known to us or that we believe are immaterial also may impair our business, financial condition, results of operation or cash flows.
Disruptions in the supply of raw materials and key components for our products from suppliers, including limited or single source suppliers, could have an adverse effect on the results of our business operations and could damage our relationship with customers.
The manufacturing of our products is dependent on an adequate supply of raw materials and key components. Our ability to maintain an adequate supply of such materials and components, especially those materials and components that are single-sourced or have a limited number of suppliers (primarily those which are plastic resin based), could be impacted by the availability and price of those raw materials and components and related commodities and maintaining relationships with key suppliers. Even where multiple sources of materials and components are available, the quality of the alternative materials (including the composition of such supplies), regulatory and contractual requirements to qualify materials for use in manufacturing, and the time required to establish new relationships with reliable suppliers could result in manufacturing delays and possible loss of sales. If our supply of raw materials and key components is adversely affected, our relationship with current and prospective customers could be damaged, a short-fall in our expected sales could occur and our operating results and financial condition could be adversely affected.

Terrorist acts, conflicts and wars or natural disasters may adversely affect our business, financial condition and results of operations.
While we have taken precautions to prevent production and service interruptions at our global facilities, the occurrence of a major earthquake, fire, flood, power outage or other catastrophic event or natural disaster could disrupt or delay critical business operations, which may result in significant liability to customers, cause reputational damage or have a material adverse effect on our business, operating results or financial condition. Of note are our manufacturing facilities located along the Florida coast line, United States Eastern seaboard and Japan, which have experienced and weathered significant storms and other natural disasters over the last few years.
We operate with a large international footprint. As such, we are subject to increased risk of damage or disruption to our business, employees, facilities, suppliers, distributors or customers due to terrorist acts, conflicts, acts of wars or political instability (wherever located around the world). The potential for future terrorist attacks, the national and international responses to terrorist attacks, political instability, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business. Any such events could decrease the demand for our products, make it difficult or impossible to deliver our products to customers or to receive materials from suppliers or create delays and inefficiencies in our supply chain, which in turn adversely affects our business, financial condition or results of operations.
Our international operations are subject to special U.S. and foreign government laws and regulations, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, and regulations and procurement policies and practices, including regulations to import-export control, which may expose us to liability or impair our ability to compete in international markets.
Our international operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and similar laws and regulations that prohibit improper payments or offers of payments to foreign governments and their officials and political parties business entities for the purpose of obtaining or retaining business. We have operations and transact business with governmental customers in countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, distributors, consultants or contractors that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control. We are also subject to import-export control regulations restricting the import-export of certain components and products, including the SEC rules for disclosing use of conflict minerals.
Although we have developed and instituted a corporate compliance program, we cannot guarantee that our employees, distributors, consultants or contractors are or will be in compliance with all potential applicable U.S. federal and state or foreign regulations and/or laws. If our agents fail to comply with the FCPA and similar anti-bribery laws and regulations or applicable import-export control regulations, we could be subject to substantial civil and criminal penalties, including fines and incarceration for responsible individuals, and the possible loss of export or import privileges which could have a material adverse effect on our business and results of operations.
Emerging markets are a focus of our international growth strategy and we may be adversely affected by the greater economic, political, social and regulatory instability, and other risks characteristic of doing business in emerging markets.
Our strategy to grow our business includes continued expansion of international activities within developing markets and areas, such as Asia, Eastern Europe, the Middle East, Africa and Latin America. In some cases, countries in these regions have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product requirements than our other markets. Operating and seeking to expand business in a number of different regions and countries exposes us to multiple and potentially conflicting cultural practices, business practices and legal, compliance and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation and repatriation of earnings. Such expansion efforts may also require the use of capital and other resources of ours that could be invested in other areas. As these emerging geographic markets become more important to us, our competitors are also seeking to expand their production capacities and sales in these same markets, which may lead to industry overcapacity that could adversely affect pricing, volumes and financial results in such markets. These risks and uncertainties may adversely impact our ability to implement our business strategy in these markets, and as a result, our sales growth and operating profits may be adversely affected.

Fluctuations in foreign currency exchange rates and interest rates may materially affect operating results.
In fiscal year 2013, we derived approximately 74% of sales from outside the U.S. Although sales and expenditures outside the U.S. with third parties are typically made in the local currencies of those countries providing a natural hedge against fluctuations in foreign currency rates, we retain significant exposure to the value of foreign currencies relative to the U.S. dollar and the currencies of inter-company trading partners. Accordingly, operating results may be materially affected by changes in foreign currency rates. The primary foreign currency exposures relate to adverse changes in the U.S. dollar compared to each of the Euro, the British Pound, the Brazilian Real, the Japanese Yen, the Australian Dollar, the Canadian Dollar, the Swiss Franc and the Singapore Dollar, as well as adverse changes in the relationship of the British Pound to the Euro.
Our debt portfolio was approximately 27% variable rate and cash and cash equivalents was 100% variable rate at July 31, 2013. Pension obligations, and attendant pension expense, are recognized on a discounted basis using long-term interest rates. Accordingly, fluctuations in short and long-term interest rates may also materially affect operating results.
If we experience a significant disruption in, or a breach in security of, our information technology systems or if we fail to implement, manage or integrate new systems, software and technologies successfully, it could harm our business.
Our information technology (“IT”) systems are an integral part of our business. We depend on our IT systems to process transactions, manage logistics, keep financial records, prepare our financial reporting and operate other critical functions. Security breaches, cyber-attacks or other serious disruption of our IT systems can create systemic disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent or adequately respond to such breaches, attacks or other disruptions, our operations could be adversely affected or we may suffer financial or reputational damage.
In addition, our ability to effectively implement our business plans in a rapidly evolving market requires effective planning, reporting and analytical processes and systems. We are improving and expect that we will need to continue to improve and further integrate our IT systems, reporting systems and operating procedures on an ongoing basis. If we fail to do so effectively, it could adversely affect our ability to achieve our objectives.
We may not be able to successfully complete or integrate acquisitions.
We have expressed the intention to undertake acquisitions, in part as a means to obtain new products and new technologies. In the event such acquisitions are undertaken, there is no assurance of our ability to complete any such transactions due to a number of risks and uncertainties, including, but not limited to, competition for opportunities, increase in costs and price for acquisition candidates and the ability to obtain any necessary financing. In the event any acquisitions are completed, we may experience delays or unexpected difficulties in the integration process which could adversely impact our business. Moreover, even if we are successful in integrating acquired businesses, we may not achieve the operating efficiencies and synergies or other expected transaction benefits or such benefits may not be achieved within the expected time frame. Our inability to complete, integrate or gain expected benefits and synergies from acquisitions could adversely impact our operating results, financial condition and ability to obtain our objectives including the impairment of intangible assets recorded at the time of acquisition. Businesses that we acquire may have unknown or contingent liabilities which could adversely affect our business. Although we typically attempt to exclude significant liabilities from transactions and seek indemnification for at least a portion of these matters, we may experience difficulty enforcing those contractual provisions.
Our future growth depends on new products and new technology innovation.
Our future growth depends in part on maintaining our competitive advantage with current products in new and existing markets, as well as our ability to develop new products and technologies to serve such markets. To the extent that competitors develop competitive products and technologies, or new products or technologies which achieve higher customer satisfaction, our business prospects could be adversely impacted. In addition, regulatory approvals for new products or technologies may be required, which approvals may not be obtained in a timely or cost effective manner, adversely impacting our business prospects.
We may be adversely affected by global and regional economic conditions and legislative, regulatory and political developments.
We conduct operations around the globe. We expect to continue to derive a substantial portion of sales and earnings from outside the U.S. The uncertain global macroeconomic environment, particularly the current economic concerns in Europe and Asia wherein we derived approximately 39% and 29% of sales respectively, in fiscal year 2013, and other countries in which we derive significant sales could continue to have a negative impact on demand for our products. The prospects, strength, sustainability and timing of an improvement in the current environment remain uncertain as does the possibility of an economic downturn in the U.S. and other countries around the globe.

The uncertainty or deterioration of the global economic environment could adversely affect us. Customers or suppliers may experience cash flow problems and as a result, may modify, delay or cancel plans to purchase our products and suppliers may significantly and quickly increase their prices or reduce their output. Additionally, if customers are not successful in generating sufficient sales or are precluded from securing financing, they may not be able to pay, or may delay payment of, amounts owed to us. Any inability of current and/or potential customers to purchase our products and/or to pay us for our products may adversely affect our sales, earnings and cash flow. Sales and earnings could also be affected by our ability to manage the risks and uncertainties associated with the application of local legal requirements or the enforceability of laws and contractual obligations, trade protection measures, changes in tax laws, regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and natural disasters as well as health epidemics or pandemics.
We are subject to significant regulatory obligations.
Our operations are subject to a broad array of regulatory requirements globally. In particular, a number of our Life Science business units must satisfy domestic and international standards in the medical, biopharmaceutical and other health sciences areas involving products and technologies which impact human health and safety. In addition, some of our Industrial operations, particularly Aerospace, must meet governmental requirements in terms of contracting, sourcing, financial accounting standards, product testing and reporting. There are also business operations which produce products regulated by import/export regulations because their actual or potential use is considered sensitive and involves substantial licensing and record-keeping obligations. Failure to meet one or more of these various regulatory obligations could have adverse consequences in the event of material non-compliance. Conversely, compliance with these regulatory obligations and the new SEC rules for disclosing use of conflict minerals, may require us to incur significant expenses.
We may be adversely affected by the loss of one or more members of our senior management team or the inability to recruit and retain qualified management personnel.
Our business depends, in large part, on the continued efforts of our senior management team. The unplanned loss of key personnel could negatively impact our ability to manage our business. In addition, if we are unable to hire and retain highly qualified individuals, including those in middle management positions, our business and operations may be impaired or disrupted. There is substantial competition for highly qualified individuals and there is no assurance that we will be successful in attracting or retaining individuals to fill vacant or newly created positions. The resulting gaps in key senior and middle management positions could adversely affect our operations.
Changes in demand for our products and business relationships with key customers and suppliers may affect operating results.
To achieve our objectives, we must develop and sell products that are subject to the demands of our customers. This is dependent on many factors including, but not limited to, managing and maintaining relationships with key customers, responding to the rapid pace of technological change and obsolescence, which may require increased investment by us or result in greater pressure to commercialize developments rapidly or at prices that may not fully recover the associated investment, and the effect on demand resulting from customers’ research and development, capital expenditure plans and capacity utilization. If we are unable to keep up with our customers’ demands, our sales, earnings and operating results may be negatively affected.
Changes in product mix and product pricing may affect our operating results particularly with systems products and associated hardware and devices (together “Capital Goods”) for our consumable filtration products, in which we experience significantly longer sales cycles with less predictable revenue and no certainty of future revenue streams from related consumable product offerings and services.
Our business strategy is partially reliant on sales of Capital Goods. As these are generally sold at lower gross margins than many other products, our overall gross margin could decline if these Capital Goods sales continue to grow as a percentage of total sales and the anticipated future revenue streams from related consumable product offerings and services are not realized. Our Capital Goods generally also experience significantly longer sales cycles and involve less predictable revenue and uncertainty of future revenue streams from related consumable product offerings and services. Current slow growth global business conditions typically affect Capital Goods sales more than consumables sales. In addition, the profitability of our Capital Goods sales depends substantially on the ability of management to accurately estimate the costs involved in manufacturing and implementing the relevant capital product according to the customer’s specifications. Our estimates can be adversely affected by disruptions in a customer’s plans or operations, on-time completion of third party equipment and infrastructure required prior to delivery of our Capital Goods, and unforeseen events, such as manufacturing defects. Failure to accurately estimate our cost of Capital Goods sales can adversely affect the profitability of those sales, and we may not be able to recover lost profits through pricing or other actions.

Product defects and unanticipated use or inadequate disclosure with respect to our products could adversely affect our business, reputation and financial statements.
Manufacturing or design defects (including in products or components that we source from third parties), unanticipated use of, or inadequate disclosure of risks relating to, the use of products that we make and sell may lead to personal injury, death or property damage. These events could lead to recalls or alerts relating to our products, result in the removal of a product from the market or result in product liability claims being brought against us. Product recalls, removals and liability claims can lead to significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products.
We may be unable to deliver our backlog on time, which could affect future sales and profitability and our relationships with customers.
Our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to on-time delivery. Failure to deliver in accordance with customer expectations could subject us to financial penalties, may result in damage to existing customer relationships and could have a material adverse effect on our business, financial condition and results of operations.
Increases in manufacturing and operating costs and/or the ability to achieve the savings anticipated from our structural cost improvement initiatives may affect operating results.
Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, energy and related utilities and cost of labor. The achievement of our financial objectives is reliant on our ability to manage these fluctuations through cost savings or recovery actions and efficiency initiatives.
We continue to pursue a number of structural cost improvement initiatives. These efforts may not improve our financial performance or produce the full efficiencies and benefits we expect due to delays or other factors affecting our execution of these initiatives.
Our operations and products are subject to environmental, health and safety laws and regulations, and violations could adversely affect our operating results.
Our operations and products are subject to environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. We must also comply with various health and safety regulations in the U.S. and other jurisdictions with our operations and products. We cannot assure that our environmental, health and safety compliance program has been, or will at all times be, effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial statements.
We currently incur costs and may incur additional costs related to remedial efforts of alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We may also become subject to additional remedial or compliance costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. We cannot make assurance that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our financial statements and reputation or that we will not be subject to additional claims for cleanup in the future based on our past, present or future business activities.

We may not successfully enforce patents or protect proprietary products and manufacturing techniques.
We own numerous patents, trademarks, trade secrets and other intellectual property and licenses to intellectual property owned by others. Some of these patented technologies and other intellectual property require substantial resources to develop. Our intellectual property rights may not be sufficiently broad or otherwise may not provide us with a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, steps taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around. The failure to obtain or maintain our intellectual property rights or the costs to adequately protect our intellectual property, including costs to detect or prevent circumvention, unauthorized use and enforcement of rights, could adversely impact our competitive position and operating results.
We are subject to a variety of litigation and similar proceedings in the course of our business that could adversely affect our financial statements.
We are subject to various litigations and similar proceedings incidental to our business that arise in the ordinary course of our business, including claims for damages arising out of the use of our products and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, environmental matters and personal injury. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert management’s attention, we may incur significant expenses in defending these lawsuits and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial statements. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against such losses and expenses. In addition, developments in legal proceedings in any given period may require us to revise our expectations regarding the outcome of certain matters or adjust the loss contingency estimate that is recorded in our financial statements, which could adversely affect our results of operations or cash flows in any particular period. It cannot be assured that our liabilities in connection with litigation and similar proceedings will not exceed estimates or adversely affect our financial statements or reputation.
Changes in our effective tax rate may affect financial results.
Fluctuations in our effective tax rate may affect financial results. Our effective tax rate is subject to fluctuation based on a variety of factors, such as:

▪	the geographical mix of income derived from the countries in which we operate;

▪	the nature, timing and impact of permanent or temporary changes in tax rates, laws or regulations;

▪	the timing and amount of our repatriation of foreign earnings;

▪	the timing and nature of our resolution of uncertain income tax positions;

▪	acquisitions and dispositions of businesses; and

▪	our success in managing our effective tax rate through the implementation of global tax and cash management strategies.
We operate in numerous countries and are subject to taxation in all of the countries in which we operate. The tax rules and regulations in such countries can be complex and, in many cases, uncertain in their application. In addition to challenges to our tax positions arising during routine audits, disputes can arise with the taxing authorities over the interpretation or application of certain rules to our business conducted within the country involved and with respect to intercompany transactions when the parties are taxed in different jurisdictions.
We are subject to domestic and international competition in all of our global markets.
We are subject to competition in all of the global markets in which we operate. Our achievement of our objectives is reliant on our ability to successfully respond to many competitive factors including, but not limited to, pricing, technological innovations, product quality, customer service, manufacturing capabilities and hiring and retention of qualified personnel. Our inability to compete effectively may adversely affect our operating results.
Restrictive covenants in our debt facilities could adversely affect our business.
Agreements governing our indebtedness include certain covenants, which among other things, can restrict our ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. Moreover, certain of these agreements require us to maintain specified financial ratios. These and other covenants in our agreements may restrict our ability to fully pursue our business strategies. Our ability to comply with such covenants may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, may have a material adverse effect on our financial condition, results of operations and cash flow.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.
Our primary facilities (i.e., facilities with square footage in excess of 25,000 square feet), which support our Life Sciences, Industrial and Corporate Services Groups, are comprised of facilities whose principal activities relate to manufacturing, research & development and validation, warehousing, and selling, marketing and administration, which in the opinion of management are suitable and adequate to meet our requirements:

Location	Owned (Square Footage)	Leased (Square Footage)	Total (Square Footage)
Americas	1,959,000	614,000	2,573,000
Europe	1,733,000	44,000	1,777,000
Asia	126,000	777,000	903,000
Total	3,818,000	1,435,000	5,253,000

ITEM 3. LEGAL PROCEEDINGS.
Certain legal proceedings in which we are involved are discussed in Note 14, Contingencies and Commitments, to the accompanying consolidated financial statements, which is incorporated herein by reference.
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

		Price per share
		2013		2012		Cash Dividends Declared Per Share
		High	Low	High	Low	2013	2012
Quarter:	First	$65.82	$52.00	$54.08	$39.81	$0.250	$0.175
	Second	69.05	58.18	60.75	48.86	0.250	0.210
	Third	69.17	62.72	64.55	56.91	0.250	0.210
	Fourth	73.19	64.00	59.97	49.97	0.250	0.210
As of September 6, 2013 there were approximately 2,070 holders of record of the Company’s common stock. Dividends are paid when, as and if declared by the board of directors of the Company.

PERFORMANCE GRAPH
 The following graph compares the annual change in the cumulative total return on the Company’s common stock during the Company’s last five fiscal years with the annual change in the cumulative total return of the Standard & Poor’s Composite-500 Index and the Standard & Poor’s Industrial Machinery Index (which includes the Company). The graph assumes an investment of $100 on July 31, 2008 (the last trading day of the Company’s fiscal year 2008) and the reinvestment of all dividends paid during the last five fiscal years.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” of our common stock during the quarter ended July 31, 2013.

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

(In millions, except per share data)	2013	2012	2011	2010	2009
RESULTS FOR THE YEAR:
Net sales	$2,648.1	$2,671.7	$2,517.2	$2,185.7	$2,119.6
Cost of sales	1,276.1	1,291.6	1,232.3	1,064.2	1,094.4
Gross profit	1,372.0	1,380.1	1,284.9	1,121.5	1,025.2
Selling, general and administrative expenses	810.4	843.2	790.3	716.6	675.6
Research and development	94.2	82.9	80.5	68.8	64.8
Restructuring and other charges, net	40.2	66.9	26.5	17.7	30.7
Interest expense, net (a)	15.6	20.2	18.9	14.3	28.1
Loss on extinguishment of debt (a)	—	—	—	31.5	—
Earnings from continuing operations before income taxes	411.6	366.9	368.7	272.6	226.0
Provision for income taxes	81.6	86.0	89.5	70.2	62.4
Net earnings from continuing operations	330.0	280.9	279.2	202.4	163.6
Earnings from discontinued operations, net of income taxes	244.9	38.4	36.3	38.8	32.0
Net earnings	$574.9	$319.3	$315.5	$241.2	$195.6
Earnings per share from continuing operations:
Basic	$2.93	$2.42	$2.40	$1.72	$1.38
Diluted	$2.89	$2.39	$2.36	$1.70	$1.37
Earnings per share from discontinued operations:
Basic	$2.17	$0.33	$0.31	$0.33	$0.27
Diluted	$2.14	$0.32	$0.31	$0.33	$0.27
Earnings per share:
Basic	$5.10	$2.75	$2.71	$2.05	$1.65
Diluted	$5.03	$2.71	$2.67	$2.03	$1.64

Dividends declared per share	$1.000	$0.805	$0.685	$0.625	$0.565

Capital expenditures(b)	$110.2	$158.9	$160.8	$136.3	$133.0
Depreciation & amortization of long-lived assets(b)	$106.3	$111.1	$98.1	$93.6	$89.4

YEAR-END POSITION:
Working capital(c)	$1,321.0	$1,000.3	$1,019.2	$1,065.6	$853.1
Property, plant and equipment(c)	774.9	751.0	794.6	706.4	681.7
Total assets	3,472.8	3,347.9	3,232.4	2,999.2	2,840.8
Long-term debt, net of current portion	467.3	490.7	492.0	741.4	577.7
Total liabilities	1,657.9	1,837.9	1,742.6	1,816.9	1,726.2
Stockholders’ equity	1,814.9	1,510.0	1,489.8	1,182.3	1,114.6

(a)	Refer to Note 8, Notes Payable and Long-term Debt, to the accompanying consolidated financial statements.

(b)	Includes capital expenditures and depreciation & amortization of both continuing and discontinued operations.

(c)
The year-end position figures for fiscal year 2012 reflect the impact of classifying assets held for sale related to the previously discussed sale of certain assets of the Blood Product Line as current assets, including amounts that had been classified as property, plant and equipment and goodwill in prior fiscal years. The year-end position figures for fiscal year 2013 reflect the impact of the net proceeds from the sale of the Blood Product Line.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with the accompanying consolidated financial statements and notes thereto and other financial information in this Form 10-K. Certain information is presented below excluding the impact of foreign exchange translation (“FX”) (i.e., had exchange rates not changed year over year). We consider year-over-year change excluding FX to be an important measure because by excluding the impact of volatility of exchange rates, underlying impact of volume and rate changes are evident. Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis. We utilize certain estimates and assumptions that affect the reported financial information as well as to quantify the impact of various significant factors that contribute to the changes in our periodic results included in the discussion below.
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
The matters discussed in this Annual Report on Form 10-K contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. All statements regarding future performance, earnings projections, earnings guidance, management’s expectations about our future cash needs and effective tax rate, and other future events or developments are forward-looking statements. Forward-looking statements contained in this and other written and oral reports are based on management’s assumptions and assessments in light of past experience and trends, current conditions, expected future developments and other relevant factors. They are subject to risks and uncertainties and are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by the Company’s forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I–Item 1A.–Risk Factors in this Form 10-K. We make these statements as of the date of this disclosure and undertake no obligation to update them, whether as a result of new information, future developments or otherwise.
OVERVIEW
We are a leading supplier of filtration, separation and purification technologies. Our products are used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases, and are principally made by us, using our engineering capability, fluid management expertise, proprietary filter media and manufacturing expertise. Our products primarily consist of consumable filtration products and filtration systems.
We serve customers through two businesses globally: Life Sciences and Industrial. The Life Sciences business group serves customers in the BioPharmaceutical, Food & Beverage and Medical markets. The Industrial business group serves customers in the Process Technologies, Aerospace and Microelectronics markets. We operate globally in three geographic regions: the Americas; Europe (in which we include the Middle East and Africa); and Asia.
Our reporting currency is the U.S. Dollar. Because we operate through subsidiaries or branches that transact in over thirty foreign currencies around the world, our earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. Dollar. We estimate that foreign exchange translation had a 10 cent impact on earnings per share in fiscal year 2013.
On August 1, 2012, we sold our blood collection, filtration and processing product line (the “Blood Product Line”) to Haemonetics Corporation for $550,000. We received a total of approximately $535,000 upon closing, with the balance payable upon transfer of related blood media manufacturing capabilities and assets. The Blood Product Line was a component of our Life Sciences segment and has been reported as a discontinued operation for all periods presented.
On June 7, 2012, we announced a $100,000, multi-year strategic cost reduction initiative. Half of the initiative was executed in fiscal 2013, with the balance to occur ratably over fiscal 2014-2015. As part of our continued efforts to more strategically align our regional facilities and appropriately structure ourselves to cost-effectively deliver high-quality products and superior service to our customers worldwide, we initiated the closure of two of our facilities in the United States (namely, Ann Arbor, Michigan and Fort Myers, Florida). Much of the work done at these sites will be relocated to other operations within the Americas.

RESULTS FROM CONTINUING OPERATIONS

Net Sales

By Segment	2013	2012	2011
Life Sciences	$1,309,375	$1,253,594	$1,184,142
Industrial	1,338,688	1,418,062	1,333,053
Total Sales	$2,648,063	$2,671,656	$2,517,195

By Product	2013	2012	2011
Consumables	$2,295,685	$2,291,691	$2,175,459
Systems	352,378	379,965	341,736
Total Sales	$2,648,063	$2,671,656	$2,517,195

The percentage change in sales year-over-year by segment, with and without the impact of foreign currency translation (“FX”) are presented below:

	2013 compared to 2012			2012 compared to 2011
By Segment	% Change excluding FX	FX	Total % Change	% Change excluding FX	FX	Total % Change
Life Sciences	6.3	(1.9)	4.4	7.3	(1.4)	5.9
Industrial	(3.9)	(1.7)	(5.6)	7.1	(0.7)	6.4
Total	0.9	(1.8)	(0.9)	7.2	(1.1)	6.1
The percentage change in sales year-over-year by product, with and without the impact of FX are presented below:

	2013 compared to 2012			2012 compared to 2011
By Product	% Change excluding FX	FX	Total % Change	% Change excluding FX	FX	Total % Change
Consumables	2.1	(1.9)	0.2	6.2	(0.9)	5.3
Systems	(6.3)	(1.0)	(7.3)	13.4	(2.2)	11.2
Total	0.9	(1.8)	(0.9)	7.2	(1.1)	6.1
2013 Compared with 2012
Sales increased approximately 1% (excluding FX) reflecting growth in the Life Sciences segment, principally driven by the BioPharmaceuticals market, partly offset by weakness in the Process Technologies and Microelectronics markets in the Industrial segment. More details regarding sales by segment can be found in the discussions under the section “Segment Review.”
Looking at sales by product, the approximately 2% increase in consumables sales (excluding FX) reflects solid growth in the Life Sciences segment, principally driven by the BioPharmaceuticals market, largely offset by weakness in the Industrial segment in the Process Technologies and Microelectronics markets. Increased pricing contributed $20,989, or about 90 basis points to consumables sales growth year-over-year, reflecting increases in both segments. The decline in system sales primarily reflects:

▪	weak capital spending by Food & Beverage customers in the Life Sciences segment, and

▪
weakness in Municipal Water, which is part of the Process Technologies market in the Industrial segment, as customers continue to delay projects, given that funds available to the municipalities to support these projects have diminished.

2012 Compared with 2011
Sales grew approximately 7% (excluding FX) attributable to growth in Life Sciences, driven by the BioPharmaceuticals market, and in Industrial, on strength in the Process Technologies and Aerospace markets.

Looking at sales by product, the growth in overall consumables sales of approximately 6% (excluding FX) was driven by strong growth in BioPharmaceuticals in the Life Sciences segment, as well as strong growth in the Process Technologies and Aerospace markets in the Industrial segment. Increased pricing contributed $17,733, or about 80 basis points, to consumables sales growth year-over-year, reflecting increases in both segments. The growth in systems sales primarily reflects:

▪	increased capital spend by Pharmaceuticals customers in the Life Sciences segment,

▪	increased spend by Food & Beverage customers in the Life Sciences segment in emerging markets, and

▪	increased spend in the Process Technologies market in the Industrial segment as customers in the oil and gas sectors continued to invest to increase output.

Gross Margin

	2013	2012	2011
Gross Profit	$1,372,003	$1,380,098	$1,284,912
Gross Margin (% of sales)	51.8	51.7	51.0

% Change year-over-year	(0.6)	7.4

2013 Compared with 2012
Gross profit dollars decreased $8,095, which is in-line with the reduction in sales. The increase in overall gross margin of 10 basis points reflects a combination of many offsetting factors. Factors that improved gross margin include pricing, as noted above, lower obsolescence and warranty costs and our consumables products, which typically have higher margins than our systems products, comprising a larger proportion of our total sales. These were largely offset by unfavorable consumables market mix. More details regarding gross margin can be found in the discussions under the section “Segment Review.”
2012 Compared with 2011
The increase in overall gross margin of 70 basis points was primarily driven by favorable pricing, as noted above, and the benefit of sales channel changes from distributor to direct sales, as well as favorable consumables market mix. Manufacturing cost savings achieved were offset by inflation in manufacturing costs and unfavorable overhead absorption. More details regarding gross margin can be found in the discussions under the section “Segment Review.”
Selling, General and Administrative

	2013	2012	2011
Selling, general and administrative	$810,358	$843,221	$790,279
% of sales	30.6	31.6	31.4

% Change year-over-year	(3.9)	6.7

2013 Compared with 2012
The decrease in selling, general and administrative expenses (“SG&A”) reflects savings generated by our structural cost improvement initiatives, as well as a favorable foreign currency translation of approximately 150 basis points. These decreases were partly offset by:

▪	incremental depreciation expense resulting from the go-live of the last significant phase of our ERP system implementation;

▪	incremental costs related to ForteBio (which was acquired in the third quarter of fiscal year 2012);

▪	select investments in high growth markets; and

▪	inflationary increases in payroll and related costs.

2012 Compared with 2011
The increase in SG&A primarily reflects the following factors:

▪	project related costs in information technology incurred as we concluded the last significant phase of our global ERP system implementation;

▪	increased expenses driven by resource deployment related to regional expansion in Latin America (including incremental costs related to an acquisition in Brazil), the Middle East and Asia;

▪	incremental costs related to the acquisition of ForteBio;

▪	costs related to bringing Industrial into our European and Asian headquarters; and

▪	inflationary increases in payroll and related costs.
These increases were partly offset by favorable foreign currency translation of approximately 100 basis points and savings realized from our cost reduction programs.
Research & Development

	2013	2012	2011
Research and development	$94,216	$82,932	$80,506
% of sales	3.6	3.1	3.2

% Change year-over-year	13.6	3.0

2013 Compared with 2012
The increase in research and development expenses (“R&D”), reflects the earlier announced strategy to increase innovation investment in the Life Sciences and Industrial segments. This was driven by our focus on new product development and innovation, including development of our media and instrumentation capabilities. The year-over-year comparative also reflects spend related to ForteBio (which was acquired in the third quarter of fiscal year 2012).
2012 Compared with 2011
The increase in R&D reflects increased spending in the Life Science segment, including spend related to ForteBio.
Restructuring and Other Charges, Net

	2013	2012	2011
Restructuring and other charges, net	$40,182	$66,858	$26,505

2013
Restructuring and other charges (“ROTC”) reflect the expenses incurred in connection with our structural cost improvement initiatives, impacting both segments as well as the Corporate Services Group. Furthermore, ROTC includes charges related to certain employment contract obligations and an increase to environmental reserves.
2012
ROTC includes expenses incurred in connection with our structural cost improvement initiatives as discussed above. ROTC also includes charges related to certain employment contract obligations. Such charges were partly offset by a gain on the sale of assets.
2011
ROTC includes expenses incurred in connection with the Company’s cost reduction initiatives, including the closure of an Industrial manufacturing facility in Europe. Furthermore, ROTC includes charges related to certain employment contract obligations and an increase to previously established environmental reserves.
The details of ROTC, as well as the activity related to restructuring liabilities that were recorded related to our structural cost improvement initiatives and Industrial cost reduction initiatives, can be found in Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.

Interest Expense, Net

	2013	2012	2011
Interest expense, net	$15,621	$20,177	$18,903

2013 Compared with 2012
Interest expense, net, in fiscal years 2013 and 2012 reflect the reversal of accrued interest of $6,704 and $4,435, respectively, primarily related to the resolution of U.S. tax audits. Excluding the benefits described above, interest expense, net, in fiscal year 2013 and fiscal year 2012 would have been $22,325 and $24,612, respectively. The resulting decrease in net interest expense of $2,287 in fiscal year 2013 compared to fiscal year 2012 was primarily driven by a reduction in other income tax related interest expense (excluding those referenced above).

2012 Compared with 2011
Interest expense, net, in fiscal year 2011 reflects the net reversal of $6,184 of accrued interest primarily related to the resolution of U.S. tax audits, partially offset by an interest accrual related to foreign tax matters. Excluding these items and the benefit in fiscal year 2012 described above, net interest expense decreased $475 compared to fiscal year 2011.
Income Taxes

	2013	2012	2011
Income taxes	$81,664	$85,963	$89,522
Effective tax rate (%)	19.8	23.4	24.3

2013 Compared with 2012
The effective tax rate for fiscal year 2013 reflects a net tax benefit of $7,757 primarily from the resolution of a U.S. tax audit partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings. Excluding these impacts, as well as the impact of ROTC and interest discussed above, the effective tax rates for fiscal years 2013 and 2012 would have been 22.0% and 23.2%, respectively. The reduction in the tax rate is a result of the extension of the federal research credit in fiscal year 2013 and a favorable geographical mix of earnings.
During the first quarter of fiscal year 2013, the Internal Revenue Service (“IRS”) concluded its audits of fiscal years 2006 through 2008, including the matter previously disclosed for those years in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K. In closing the audit, the IRS did not assess any penalties. We will not make any further cash payments to the IRS or receive any refunds with respect to these matters.
2012 Compared with 2011
The effective tax rate for fiscal year 2011 reflects a tax benefit from the resolution of a U.S. tax audit partly offset by tax costs associated with the repatriation of foreign earnings and the establishment of our Asian headquarters in Singapore. Excluding this impact, as well as the impact of ROTC and interest discussed above, the effective tax rates for fiscal years 2012 and 2011 would have been 23.2% and 26.5%, respectively. The decrease in tax rate year-over-year reflects tax benefits associated with our Asian headquarters in Singapore and the expansion of our European headquarters in Switzerland.
Net Earnings

	2013	2012	2011
Net Earnings	$329,962	$280,947	$279,197
Diluted earnings per share	$2.89	$2.39	$2.36
We estimate that foreign currency translation decreased earnings per share by 10 cents in fiscal year 2013 when compared to fiscal year 2012 and had an immaterial impact on earnings per share in fiscal year 2012 when compared to fiscal year 2011. The decrease in share count in fiscal year 2013 compared to fiscal year 2012 benefited diluted earnings per share in fiscal year 2013 by approximately 9 cents.

RESULTS FROM DISCONTINUED OPERATIONS

	2013	2012	2011
Sales	$8,975	$230,826	$223,721
Net Earnings	244,973	38,362	36,299
Diluted Earnings per share	$2.14	$0.32	$0.31
The increase in net earnings in fiscal year 2013 compared to fiscal year 2012 primarily reflects the gain on the sale of the Blood Product Line. More details regarding discontinued operations can be found in Note 19, Discontinued Operations, to the accompanying consolidated financial statements.

SEGMENT REVIEW

	2013	2012	2011
Sales:
Life Sciences	$1,309,375	$1,253,594	$1,184,142
Industrial	1,338,688	1,418,062	1,333,053
Total	$2,648,063	$2,671,656	$2,517,195
Segment profit:
Life Sciences segment profit	$319,271	$319,312	$292,503
Industrial segment profit	214,798	198,747	182,749
Total segment profit	534,069	518,059	475,252
Corporate Services Group	66,640	64,114	61,125
ROTC	40,182	66,858	26,505
Interest expense, net	15,621	20,177	18,903
Earnings before income taxes from continuing operations	$411,626	$366,910	$368,719

Life Sciences

	2013	% of Sales	2012	% of Sales	2011	% of Sales
Sales	$1,309,375		$1,253,594		$1,184,142
Cost of sales	552,651	42.2	523,902	41.8	509,950	43.1
Gross margin	756,724	57.8	729,692	58.2	674,192	56.9
SG&A	375,970	28.7	357,722	28.5	332,635	28.1
R&D	61,483	4.7	52,658	4.2	49,054	4.1
Segment profit	$319,271	24.4	$319,312	25.5	$292,503	24.7

SALES:	2013	2012	2011
By Market and Product
BioPharmaceuticals	$812,328	$754,906	$680,951
Food & Beverage	177,633	182,294	190,898
Medical	208,544	195,149	200,533
Total Consumables sales	$1,198,505	$1,132,349	$1,072,382
Systems Sales	110,870	121,245	111,760
Total Life Sciences Sales	$1,309,375	$1,253,594	$1,184,142

By Region
Americas	$416,170	$384,757	$345,273
Europe	627,647	606,397	605,539
Asia	265,558	262,440	233,330
Total Life Sciences Sales	$1,309,375	$1,253,594	$1,184,142

The percentage change in sales year-over-year, with and without the impact of foreign currency translation (“FX”) are presented below:

	2013 compared to 2012			2012 compared to 2011
SALES % CHANGE	% Change excluding FX	FX	Total % Change	% Change excluding FX	FX	Total % Change
By Market and Product
BioPharmaceuticals	9.6	(2.0)	7.6	12.1	(1.2)	10.9
Food & Beverage	(0.3)	(2.3)	(2.6)	(2.5)	(2.0)	(4.5)
Medical	8.5	(1.6)	6.9	(1.3)	(1.4)	(2.7)
Total Consumables sales	7.8	(2.0)	5.8	7.0	(1.4)	5.6
Systems Sales	(7.4)	(1.2)	(8.6)	10.5	(2.0)	8.5
Total Life Sciences Sales	6.3	(1.9)	4.4	7.3	(1.4)	5.9

By Region
Americas	9.0	(0.8)	8.2	12.1	(0.7)	11.4
Europe	4.8	(1.3)	3.5	3.2	(3.1)	0.1
Asia	6.0	(4.8)	1.2	10.8	1.7	12.5
Total Life Sciences Sales	6.3	(1.9)	4.4	7.3	(1.4)	5.9
2013 Compared with 2012
Life Sciences consumables sales growth (excluding FX) was driven by strong growth in BioPharmaceuticals, augmented by growth in Medical.
BioPharmaceuticals consumables sales growth reflects continued strength in the biotech sector in all three regions. The ForteBio acquisition (acquired in the third quarter of fiscal year 2012) added approximately $16 million, or 2%, in BioPharmaceuticals consumables sales growth.
Food & Beverage consumables sales were down slightly (excluding FX). This reflects overall softness in Eastern Europe and weakness in the wine sector in France and Australia, partly offset by the impact of geographic expansion in Latin America.
Medical consumables sales growth reflects an increase in sales to hospitals primarily driven by point of use water filtration sales, principally in Europe. Furthermore, media sales, under a supply agreement with the purchaser of our Blood Product Line, contributed approximately 600 basis points to Medical consumables sales growth year-over-year.
Life Sciences systems sales were down primarily due to weak capital spending in the Food & Beverage market in the Americas and Asia.

Life Sciences segment profit was essentially flat year-over-year despite the growth in sales. This reflects the impact of the decline in gross margin percentage combined with increased SG&A costs and R&D investment. The decline of 40 basis points in gross margin percentage is primarily due to unfavorable product mix and the impact of a weaker Japanese Yen (particularly in the second half of fiscal year 2013), where a large portion of goods sold are sourced from outside of Japan, partly offset by the benefit of favorable pricing. The increase in SG&A reflects incremental costs related to ForteBio (acquired in the third quarter of fiscal year 2012) and increased investments we are making for future growth, partly offset by savings achieved by our structural cost improvement initiatives. The increase in R&D spend was driven by our focus on new product development and innovation, particularly for development of our instrumentation capabilities, including spend related to ForteBio. The translation impact of FX reduced segment profit by approximately 200 basis points.
2012 Compared with 2011
Life Sciences consumables sales growth (excluding FX) was driven by strong growth in BioPharmaceuticals.
BioPharmaceuticals consumables sales growth reflects strength in the biotech sector. The ForteBio acquisition (acquired in the third quarter of fiscal year 2012) added approximately $13 million, or 2%, in BioPharmaceuticals consumables sales growth in the year.
Food & Beverage consumables sales were down over 2% (excluding FX) year-over-year. However, excluding the impact of the divestiture of a non-core asset group in Italy in the first quarter of fiscal year 2012, Food & Beverage consumables sales grew about 4%, driven by new market applications and products augmented by growth in emerging markets.
Medical consumables sales were down reflecting the impact of weak economic conditions in Europe and fewer infection outbreaks, which resulted in reduced spending by hospitals, as well as pricing competition, particularly in Latin America.
The increase in Life Sciences systems sales reflects increased capital spend by pharmaceuticals customers driven by strength in the biotech sector, as well as increased spend in Food & Beverage, driven by emerging markets.
Life Sciences segment profit grew approximately 9%. This reflects the growth in sales augmented by the improvement in gross margin percentage, partly offset by an increase in SG&A. The improvement in gross margin percentage was primarily driven by favorable pricing and the benefit of sales channel changes from distributor to direct sales, with the remainder attributable to favorable mix driven by growth in Pharmaceuticals consumables sales. The increase in SG&A was primarily driven by regional expansion into emerging markets and incremental costs related to the acquisition of ForteBio. The translation impact of FX reduced segment profit by approximately 100 basis points.
Industrial

	2013	% of Sales	2012	% of Sales	2011	% of Sales
Sales	$1,338,688		$1,418,062		$1,333,053
Cost of sales	723,409	54.0	767,656	54.1	722,333	54.2
Gross margin	615,279	46.0	650,406	45.9	610,720	45.8
SG&A	367,748	27.5	421,385	29.7	396,519	29.7
R&D	32,733	2.4	30,274	2.1	31,452	2.4
Segment profit	$214,798	16.0	$198,747	14.0	$182,749	13.7

SALES:	2013	2012	2011
By Market and Product
Process Technologies	$584,125	$627,644	$587,051
Aerospace	237,371	224,016	201,487
Microelectronics	275,684	307,682	314,539
Total Consumables sales	$1,097,180	$1,159,342	$1,103,077
Systems Sales	241,508	258,720	229,976
Total Industrial Sales	$1,338,688	$1,418,062	$1,333,053

By Region
Americas	$433,316	$455,227	$434,490
Europe	406,868	416,555	389,982
Asia	498,504	546,280	508,581
Total Industrial Sales	$1,338,688	$1,418,062	$1,333,053

The percentage change in sales year-over-year, with and without the impact of foreign currency translation (“FX”) are presented below:

	2013 compared to 2012			2012 compared to 2011
SALES % CHANGE:	% Change excluding FX	FX	Total % Change	% Change excluding FX	FX	Total % Change
By Market and Product
Process Technologies	(5.2)	(1.7)	(6.9)	8.0	(1.1)	6.9
Aerospace	6.8	(0.8)	6.0	12.2	(1.0)	11.2
Microelectronics	(7.3)	(3.1)	(10.4)	(3.5)	1.3	(2.2)
Total Consumables sales	(3.4)	(2.0)	(5.4)	5.5	(0.4)	5.1
Systems Sales	(5.8)	(0.9)	(6.7)	14.8	(2.3)	12.5
Total Industrial Sales	(3.9)	(1.7)	(5.6)	7.1	(0.7)	6.4

By Region
Americas	(4.1)	(0.7)	(4.8)	5.5	(0.7)	4.8
Europe	(1.0)	(1.3)	(2.3)	11.2	(4.4)	6.8
Asia	(5.8)	(2.9)	(8.7)	5.3	2.1	7.4
Total Industrial Sales	(3.9)	(1.7)	(5.6)	7.1	(0.7)	6.4

2013 Compared with 2012
Industrial consumables were down (excluding FX) reflecting declines in the Process Technologies and Microelectronics markets partly offset by growth in the Aerospace market.
Process Technologies consumables sales decreased driven by weakness across all sub-markets, principally in Europe and Asia, with the Machinery & Equipment submarket having the most significant impact. The sales results by submarket are discussed below:

▪
Consumables sales in the Machinery & Equipment submarket, which represented approximately 20% of total Industrial consumables sales in the year, decreased almost 9% year-over-year. This reflects weakness in all end markets with the largest impacts felt in Europe and Asia. Furthermore, the sales decline year-over-year reflects our decision to exit certain low margin product lines in Europe.

▪	Consumables sales in the Fuels & Chemicals submarket, which represented approximately 20% of total Industrial consumables sales in the year, were down about 2% year-over-year on weakness in Europe.

▪
Consumables sales in the Power Generation submarket, which represented close to 10% of total Industrial consumables sales in the year, declined approximately 2% reflecting weakness in Asia related to a decrease in demand from wind turbine OEMs.

Aerospace consumables sales growth was driven by increased Commercial Aerospace sales partly offset by a decline in Military Aerospace sales.

▪	Sales to the Commercial Aerospace submarket, which represented approximately 10% of total Industrial consumables sales, increased about 19%, driven by increased aftermarket sales and sales to OEMs.

▪
Sales in the Military Aerospace submarket, which represented approximately 10% of total Industrial consumables sales, decreased about 3%, reflecting the impact of strong helicopter program sales in fiscal year 2012 that did not repeat in fiscal year 2013. This was partly mitigated by increased sales to Military OEMs.

▪	The fulfillment of past-due backlog also contributed to fiscal year 2013 sales in both the Commercial and MilitaryAerospace submarkets.
Microelectronics consumables sales were down reflecting continuing weakness in our customer end markets particularly in the semiconductor, display and data storage sectors, with the most significant impact seen in Asia. Growth in the Graphic Arts end market in Europe partly mitigated the impact.
The decrease in Industrial systems sales primarily reflects weakness in Municipal Water, as customers continue to delay projects given that funds available to the municipalities to support these projects have diminished.
Industrial segment profit grew 8% despite the decline in sales. This increase was primarily driven by the decline in SG&A expenses attributable to our structural cost improvement initiatives. In addition, the improvement in gross margin percentage of 10 basis points was primarily driven by pricing, mostly offset by unfavorable consumables market mix. The impact of FX reduced segment profit by approximately 300 basis points.
2012 Compared with 2011
Industrial consumables sales (excluding FX) were up driven by growth in the Process Technologies and Aerospace markets, partly offset by weakness in the Microelectronics market.
Process Technologies consumables sales growth was driven by increases across most sub-markets, with the Fuels & Chemicals and the Machinery & Equipment submarkets having the most significant impact. The sales results by submarket are discussed below:

▪
Consumables sales in the Machinery & Equipment submarket, which represented approximately 25% of total Industrial consumables sales, increased about 14%, driven by growth in the mining, automotive in-plant and mobile OEM sectors.

▪
Consumables sales in the Fuels & Chemicals submarket, which represented approximately 20% of total Industrial consumables sales, increased about 6%. Robust growth in the oil & gas, refining and alternative energy sectors were key growth drivers in the year.

▪
Consumables sales in the Power Generation submarket, which represented close to 10% of total Industrial consumables sales, decreased about 2% primarily due to weakness in Asia related to a decrease in demand for wind turbine OEMs in China and a reduction in Nuclear spend in Japan and China.

Aerospace consumables sales increased year-over-year driven by strong growth in the Military Aerospace submarket augmented by growth in the Commercial Aerospace submarket.

▪	Sales to the Military Aerospace submarket, which represented about 10% of total Industrial consumables sales, increased about 20%, reflecting double-digit growth in each of the three regions.

▪
Sales to the Commercial Aerospace submarket, which represented less than 10% of total Industrial consumables sales, increased 4%, reflecting increases in OEM production rates and aftermarket sales related to an increase in passenger miles flown.

Microelectronics consumables sales were down, reflecting a decline in semiconductor chip production. Furthermore, the display sector continued to be weak due to overcapacity and the data storage sector struggled due to weak PC sales.
The increase in Industrial systems sales was driven by the Process Technologies market as customers in the oil and gas sectors continued to invest to increase output. The bulk of this investment reflected expansion plans in Brazil, Eastern Europe and the Middle East.

Industrial segment profit grew approximately 9%. This reflects the growth in sales and a slight improvement in gross margin percentage, partly offset by an increase in SG&A. The improvement in gross margin percentage of 10 basis points was primarily driven by pricing. Manufacturing cost savings achieved were offset by inflation in manufacturing costs and unfavorable overhead absorption. The increase in SG&A was primarily driven by regional expansion into emerging markets as well as costs related to bringing Industrial into our European and Asian headquarters. The impact of FX increased segment profit by approximately 100 basis points.
Corporate Services Group

	2013	2012	2011
Corporate Services Group expenses	$66,640	$64,114	$61,125
% Change year-over-year	3.9	4.9

2013 Compared with 2012
The increase in Corporate Services Group expenses in fiscal year 2013 compared to fiscal year 2012 primarily reflects an increase in payroll related costs.

2012 Compared with 2011
The increase in Corporate Services Group expenses in fiscal year 2012 compared to fiscal year 2011 primarily reflects an increase in payroll and related costs and costs associated with the executive management transition.
LIQUIDITY AND CAPITAL RESOURCES
We utilize cash flow generated from operations and our commercial paper program to meet our short-term liquidity needs. We consider our cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet our anticipated liquidity needs.
Our cash position, net of debt, was approximately $299,200 at July 31, 2013, compared to a net debt position of $195,800 at July 31, 2012, a change of $495,000. The impact of foreign exchange rates increased net cash by about $23,600. Excluding this impact, net cash increased by $471,400 reflecting an increase in cash and cash equivalents of $436,300 and a decrease in gross debt of $35,100.
As of July 31, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $905,666. We do not expect any restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall liquidity.
On April 11, 2013, we entered into a five-year $1,200,000 unsecured senior revolving credit facility (the “New Facility“) with a syndicate of banks, which expires on April 11, 2018, and terminated our existing $500,000 senior revolving credit facility, which would have expired in fiscal year 2015 (the “Prior Facility“). Borrowings under the New Facility bear interest at either a variable rate based upon the London InterBank Offered Rate (U.S. dollar, British Pound, Euro, Swiss Franc and Japanese Yen borrowings) or the European Union Banking Federation Rate (Euro borrowings) or at the prime rate of the Facility Agent (U.S. dollar borrowing only). The New Facility does not permit us to exceed a maximum consolidated leverage ratio of 3.5:1, based upon the trailing four quarters’ results. In addition, the New Facility includes other covenants that under certain circumstances may restrict our ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of July 31, 2013, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
As of July 31, 2013, we had $169,967 of outstanding commercial paper, which is recorded as notes payable in the current liability section of our accompanying consolidated balance sheet. Commercial paper outstanding at any one time during the year had balances ranging from $50,000 to $330,000, carried interest rates ranging between 0.32% and 0.48% and original maturities between 6 and 41 days. Commercial paper outstanding at July 31, 2013 carried an interest rate of 0.35% and maturities between 30 and 31 days. As of July 31, 2013, we did not have any outstanding borrowings under our New Facility.

Cash Flow - Operating Activities

	2013	2012	2011
Net cash provided by operating activities	$384,459	$474,848	$429,987
Less capital expenditures	110,182	158,909	160,771
Free cash flow	$274,277	$315,939	$269,216

Fiscal Year 2013
The major items impacting net cash provided by operating activities in fiscal year 2013 include:

▪	net earnings from continuing operations of $329,962;

▪	non-cash reconciling items in net earnings from continuing operations, such as depreciation and amortization of long-lived assets of $106,284 and non-cash stock compensation of $29,778;

▪
income tax and tax-related payments of approximately $94,000 related to the settlement of, and deposits for, several years of U.S. tax audits and payments for the gain on the sale of the Blood Product Line; and

▪	defined benefit pension plan contributions of $27,785.
Discontinued operations had an immaterial impact on net cash provided by operating activities in fiscal year 2013.
Fiscal Year 2012
The major items impacting net cash provided by operating activities in fiscal year 2012 include:

▪	net earnings of $319,309;

▪	non-cash reconciling items in net earnings, such as depreciation and amortization of long-lived assets of $111,105 and non-cash stock compensation of $31,864; and

▪	defined benefit pension plan contributions of $29,224.
The net earnings from discontinued operations adjusted for non-cash reconciling items in fiscal year 2012 and fiscal year 2011 were approximately $45,900 and $51,500, respectively. This includes transaction related costs, net of tax, of $7,444 related to the divestiture of the Blood Product Line in fiscal year 2012.
Free Cash Flow
We utilize free cash flow as one way to measure our current and future financial performance. Free cash flow is a non-GAAP financial measure and is not intended as an alternative measure of cash flow from operations as determined in accordance with GAAP. In addition, our calculation of free cash flow is not necessarily comparable to similar measures as calculated by other companies that do not use the same definition or implementation guidelines. The table above reconciles net cash provided by operating activities, inclusive of discontinued operations, to free cash flow.
The decrease in free cash flow in fiscal year 2013 compared to fiscal year 2012 primarily reflects the decline in net cash provided by operating activities as discussed above. This was partly offset by a decrease in capital expenditures, as fiscal year 2012 included the purchase of a new facility in Europe and investment in our global ERP system.
The increase in free cash flow in fiscal year 2012 compared to fiscal year 2011 primarily reflects the increase in net cash provided by operating activities as discussed above.
Depreciation and Amortization
Depreciation expense and amortization expense are presented below:

	2013	2012*	2011*
Depreciation expense	$86,428	$90,388	$84,461
Amortization expense	$19,856	$20,717	$13,645
* Includes depreciation and amortization expense from discontinued operations totaling $7,718 and $9,387 in fiscal years 2012 and 2011, respectively.

Cash Flow - Investing Activities

	2013	2012	2011
Net cash provided/(used) by investing activities	$399,300	$(309,825)	$(176,541)
The most significant drivers of net cash provided by investing activities in fiscal year 2013 include:

▪	Proceeds from the sale of assets of $537,625, primarily related to the sale of our Blood Product Line, and

▪	Capital expenditures of $110,182, which partly offset the above.

Cash Flow - Financing Activities

	2013	2012	2011
Net cash used by financing activities	$(344,465)	$(173,222)	$(243,185)
Share repurchases in fiscal years 2013, 2012 and 2011, are presented below. For further information on the Company’s share buyback programs, see Note 15, Common Stock, to the accompanying consolidated financial statements.

	2013	2012	2011
Share repurchases	$250,000	$121,164	$149,907
Number of shares	3,971	2,281	2,867
We increased our quarterly dividend by 19% from 21 cents to 25 cents per share, effective with the dividend declared on September 26, 2012. Dividends paid in fiscal years 2013, 2012 and 2011 are presented below:

	2013	2012	2011
Dividends paid	$108,054	$88,955	$77,641
Dividends declared per share	$1.00	$0.805	$0.685
Net proceeds from equity compensation plans were $36,240 in fiscal year 2013.
Non-Cash Working Capital
Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $554,500 at July 31, 2013 as compared with $610,900 at July 31, 2012. This includes working capital related to our discontinued operations, however, this excludes assets aggregating approximately $94,500 at July 31, 2012 classified as held for sale that otherwise would have been reported as non-current. Excluding the effect of foreign exchange (discussed below), non-cash working capital decreased approximately $54,600 compared to July 31, 2012.
Our balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at July 31, 2013 to those at July 31, 2012, the Euro has strengthened against the U.S. Dollar, and the British Pound and the Japanese Yen have weakened against the U.S. Dollar. The effect of foreign currency translation, increased net inventory, net accounts receivable and other current assets by $1,389, $130 and $1,152, respectively, as compared to July 31, 2012. Additionally, foreign currency translation increased accounts payable and other current liabilities by $4,547 and decreased current income taxes payable by $45. The combination of these foreign currency translation impacts decreased non-cash working capital by $1,831.
Derivatives
We manage certain financial exposures through a risk management program that includes the use of foreign exchange derivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard and Poor’s and Moody’s Investor Services, in accordance with our policies. We do not utilize derivative instruments for trading or speculative purposes.
We conduct transactions in currencies other than their functional currency. These transactions include non-functional currency intercompany and external sales as well as intercompany and external purchases. We use foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by changing foreign exchange rates.

The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates.
The notional amount of foreign currency forward contracts entered into during the year ended July 31, 2013 was $2,513,320. The notional amount of foreign currency forward contracts outstanding as of July 31, 2013 was $414,981 of which $98,321 are for cash flow hedges that cover monthly transactional exposures through February 2014. Our foreign currency balance sheet exposures resulted in the recognition of a gain within SG&A of approximately $10,821 in the year ended July 31, 2013, before the impact of the measures described above. Including the impact of our foreign exchange derivative instruments, the net recognition within SG&A was a loss of approximately $5,076 in the year ended July 31, 2013.
Contractual Obligations
The following is a summary of our contractual payment commitments as of July 31, 2013 (interest on long-term debt includes the amount of interest due to be paid during the respective fiscal year based upon the amount of debt outstanding as of July 31, 2013):

	Year Ended
	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt	$420	$92,187	$388	$404	$421	$375,290	$469,110
Interest on long-term debt	20,976	20,601	18,803	18,787	18,771	37,504	135,442
Operating leases	26,460	17,827	11,796	7,714	4,558	11,433	79,788
Purchase commitments	47,934	5,131	3,898	2,592	2,636	6,381	68,572
Other commitments	649	3,907	3,933	3,823	338	2,281	14,931
Total commitments	$96,439	$139,653	$38,818	$33,320	$26,724	$432,889	$767,843
We had gross liabilities for unrecognized tax benefits of approximately $203,376 and related accrued interest and penalties of $18,622 as of July 31, 2013, which were excluded from the table above. See Note 11, Income Taxes, to the accompanying consolidated financial statements for further discussion of these amounts.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the accompanying consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Although these estimates are based on management’s knowledge of current events and actions we may undertake in the future, actual results may differ from estimates. The following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results, and that require judgment. See also the notes to the accompanying consolidated financial statements, which contain additional information regarding our accounting policies.
Income Taxes
Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and appropriate segregation of foreign and domestic income and expense to avoid double taxation. No assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net earnings in the period in which a final determination is made.
We record a valuation allowance to reduce deferred tax assets to the amount of the future tax benefit that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there is no assurance that the valuation allowance would not need to be increased to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on our income tax provision and net earnings in the period in which such determination is made.

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
We perform impairment testing for goodwill at least annually during our fiscal third quarter, or more frequently if certain events or circumstances indicate impairment might have occurred. We evaluate the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. Our two segments, Life Sciences and Industrial, are also deemed to be our reporting units for purposes of testing goodwill for impairment. In the first step, the overall fair value for the reporting unit is compared to its book value including goodwill. In the event that the overall fair value of the reporting unit was determined to be less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the overall fair value of the reporting unit and the fair value of the net identifiable assets. If the implied fair value of the goodwill is less than its book value, the difference is recognized as an impairment loss.
We completed our annual goodwill impairment tests as of March 1, 2013 and March 1, 2012. The estimated fair values of both the Life Sciences and Industrial reporting units substantially exceeded the carrying values of these reporting units, and as such, step two was not performed.
When testing for impairment, we use significant estimates and assumptions to estimate the fair values of our reporting units. The fair value of our reporting units is determined using market multiples (derived from trailing-twelve-month revenue, earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”)), of publicly traded companies with similar operating and investment characteristics as our reporting units. These various market multiples are applied to the operating performance of the reporting unit being tested to determine a range of fair values for the reporting unit. The fair value of the reporting units for the purposes of the goodwill impairment test is then determined using the mean of the fair values derived from the minimum and median market multiples.
The minimum and median market multiples used in the fiscal year 2013 impairment testing ranged from 1.2 to 2.9 times revenue, 9.6 to 17.0 times EBIT and 6.9 to 12.3 times EBITDA. The minimum and median market multiples used in the fiscal year 2012 impairment testing ranged from 1.2 to 2.4 times revenue, 6.9 to 12.1 times EBIT and 5.8 to 9.2 times EBITDA. To further substantiate the reasonableness of the fair value of our reporting units, we compare enterprise value (outstanding shares multiplied by the closing market price per share, plus debt, less cash and cash equivalents) to the aggregate fair value of our reporting units.
Revenue Recognition
Revenue is recognized when title and risk of loss have transferred to the customer and when contractual terms have been fulfilled, except for certain long-term contracts, whereby revenue is recognized under the percentage of completion method (see below). Transfer of title and risk of loss occurs when the product is delivered in accordance with the contractual shipping terms. In instances where contractual terms include a provision for customer acceptance, revenue is recognized when either (i) we have previously demonstrated that the product meets the specified criteria based on either seller or customer-specified objective criteria or (ii) upon formal acceptance received from the customer where the product has not been previously demonstrated to meet customer-specified objective criteria.
For contracts accounted for under the percentage of completion method, revenue recognition is based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses.

Allowance for Doubtful Accounts
We evaluate our ability to collect outstanding receivables and provide allowances when collection becomes doubtful. In performing this evaluation, significant estimates are involved, including an analysis of specific risks on a customer-by-customer basis. Based upon this information, we record in earnings an amount believed to be uncollectible. If the factors used to estimate the allowance provided for doubtful accounts do not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.
Inventories
Inventories are valued at the lower of cost (principally on the first-in, first-out method) or market. We record adjustments to the carrying value of inventory based upon assumptions about historic usage, future demand and market conditions. These adjustments are estimates which could vary significantly, either favorably or unfavorably, from actual requirements if future conditions, customer inventory levels or competitive conditions differ from our expectations.
Defined Benefit Retirement Plans
We sponsor defined benefit retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liabilities related to those plans for which the benefit is actuarially determined. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines. In addition, our actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to calculate the liabilities and expense. The actuarial assumptions used by us are long-term assumptions and may differ materially from actual experience in the short-term due to changing market and economic conditions and changing participant demographics. These differences may have a significant effect on the amount of pension expense and pension assets/(liabilities) we record.
Pension expense associated with our defined benefit plans was $34,633 in fiscal year 2013, which was based on a weighted average discount rate of 3.79% (calculated using the projected benefit obligation) and a weighted average expected long-term rate of return on plan assets of 6.04% (calculated using the fair value of plan assets).
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. If the expected long-term rate of return on plan assets was reduced by 50 basis points, pension expense in fiscal year 2013 would have increased approximately $2,100.
The objective of the discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. Our methodology for selecting the discount rate for the U.S. plans as of July 31, 2013 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. This is under the premise that cash flows for benefits due in a particular year can be theoretically “settled” by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The discount rate assumption for non-U.S. plans reflects the market rate for high-quality, fixed-income debt instruments. Both discount rate assumptions are based on the expected duration of benefit payments for each of our pension plans as of the annual measurement date and is subject to change each year. If the weighted average discount rate was reduced by 50 basis points, pension expense in fiscal year 2013 would have increased by approximately $3,100.
Accrued Expenses and Contingencies
We estimate certain expenses in an effort to record those expenses in the period incurred. When no estimate in a given range is deemed to be better than any other, the low end of the range is accrued. Differences between estimates and assumptions and actual results could result in an accrual requirement materially different from the calculated accrual.
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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
In September 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, which for us was the first quarter of fiscal 2013, with early adoption permitted. The adoption of this accounting guidance did not have an impact on our results of operations or financial position.
In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued an amendment to defer indefinitely a requirement in the June 2011 standard that called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this disclosure-only guidance in the first quarter of fiscal year 2013 did not have an impact on our consolidated financial results.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2013, the FASB issued new accounting guidance which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures in the financial statements. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments will become effective for us beginning with the first quarter of fiscal year 2014. As this is disclosure-only guidance, it will not have an impact on our consolidated financial results.
In July 2013, the FASB issued new accounting guidance which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. The guidance will be effective for us in our first quarter of fiscal year 2015, with early adoption permitted. We are currently assessing the impact this guidance will have on our consolidated statements of financial position and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Foreign Currency
Our reporting currency is the U.S. Dollar. Because we operate through subsidiaries or branches that transact in over thirty foreign currencies around the world, our earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. Dollar. We estimate that foreign exchange translation had a 10 cent impact on earnings per share in fiscal year 2013.
Most of our products are manufactured in the U.S., Puerto Rico, Germany and the United Kingdom, and then sold into many countries. The primary foreign currency exposures relate to adverse changes in the relationships of the U.S. Dollar to the Euro, the Japanese Yen, the British Pound (the “Pound”), the Brazilian Real and the Indian Rupee, as well as adverse changes in the relationship of the Pound to the Euro. Exposure exists when the functional currency of the buying subsidiaries weakens against the U.S. Dollar, the Pound or the Euro, thus causing an increase of the product cost to the buying subsidiary or a reduction in the sales price from the selling subsidiary, which adversely affects our consolidated gross margin and net earnings. In fiscal year 2013, the Japanese Yen, Euro, Pound, Brazilian Real and Indian Rupee, weakened by approximately 12%, 1%, 1%, 12% and 7%, respectively, against the U.S. Dollar compared with the average exchange rates in effect in fiscal year 2012. Additionally, the Euro weakened against the Pound by less than 1%.
We are also exposed to transaction risk from adverse changes in exchange rates. One component of this exposure relates to short-term transaction exposures of primarily Yen, Euro, Pound and Swiss Franc denominated receivables and payables. These short-term exposures to changing foreign currency exchange rates are managed by opening forward foreign exchange contracts (“forwards”) to offset the earnings and cash flow impact of non-functional currency denominated receivables and payables as well as the expeditious payment of balances. At July 31, 2013, the net balance sheet exposures amounted to approximately $270,669 and were offset by net forward contracts with a notional principal amount of $157,092. If a hypothetical 10% simultaneous adverse change had occurred in exchange rates as of July 31, 2013, net earnings would have decreased by approximately $10,850, or approximately 9 cents per share. In addition to these balance sheet related mitigation activities, during the fourth quarter of fiscal year 2012, the Company began to use forwards for cash flow hedging on its forecasted transactional exposure to the Euro due to changes in market rates to exchange Euros for Pounds. The hedges cover a British subsidiary (Pound functional currency) with Euro revenues and a Swiss subsidiary (with a Euro functional currency) with Pound expenses. The probability of the occurrence of these transactions is high and our assessment is based on observable facts, including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to “lock-in” the forecasted impact of the Pound equivalent amount of Euro sales for the British subsidiary and the Euro equivalent amount of Pound expenses for the Swiss subsidiary, at the agreed upon exchange rates in the forwards. The notional amount of forwards outstanding as of July 31, 2013 was $98,321 and cover monthly transactional exposures through July 2013. We do not enter into forwards for trading purposes.
Interest Rates
We currently have offsetting exposures with respect to changes in interest rates. This is primarily due to our variable rate positions on debt and accrued liabilities compared to our variable rate positions on cash and retirement benefit assets.
Our debt portfolio is comprised of both fixed and variable rate borrowings. Our debt portfolio was approximately 27% variable rate at July 31, 2013, compared to 29% variable rate at July 31, 2012. Our cash position was 100% variable rate at July 31, 2013 and July 31, 2012.
For the year ended July 31, 2013, interest expense on variable rate debt and accrued liabilities was $7,185 and interest income on variable rate cash and retirement benefit assets was $8,453. A hypothetical 10% shift in market interest rates for fiscal year 2013 (e.g., if an assumed market interest rate of 5.0% increased to 5.5%) could have a beneficial effect on interest, net of approximately $127.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements required by this item are located immediately following the signature page of this Form 10-K. See Item 15.(a)(1) for a listing of financial statements provided.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
As discussed in various portions of this Form 10-K, including Note 19, Discontinued Operations, to the accompanying consolidated financial statements, we sold, effective August 1, 2012, certain assets of our blood collection, filtration and processing product line, which was a component of the Life Sciences segment (the product line sales were reported in the Medical market), and met both the component and held for sale criteria during the third quarter of fiscal year 2012. As such, it has been reported as a discontinued operation in our consolidated financial statements. The table below presents selected quarterly financial information on a continuing operations basis and a total operations basis.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013:
Net sales	$627,600	$662,455	$641,190	$716,818	$2,648,063
Gross profit	327,083	341,963	334,079	368,878	1,372,003
Restructuring and other charges, net (a)	4,274	4,399	12,824	18,685	40,182
Net earnings from continuing operations	89,165	80,319	74,271	86,207	329,962
Net earnings	339,472	76,770	73,065	85,628	574,935
Earnings per share from continuing operations:
Basic	$0.78	$0.71	$0.66	$0.77	$2.93
Diluted	$0.77	$0.70	$0.65	$0.76	$2.89
Earnings per share:
Basic	$2.96	$0.68	$0.65	$0.76	$5.10
Diluted	$2.92	$0.67	$0.64	$0.75	$5.03

2012:
Net sales	$651,262	$640,047	$657,976	$722,371	$2,671,656
Gross profit	335,352	338,165	334,426	372,155	1,380,098
Restructuring and other charges, net (a)	22,984	5,156	2,861	35,857	66,858
Net earnings from continuing operations	59,652	74,646	70,938	75,711	280,947
Net earnings	69,455	84,729	78,918	86,207	319,309
Earnings per share from continuing operations:
Basic	$0.52	$0.64	$0.61	$0.65	$2.42
Diluted	$0.51	$0.63	$0.60	$0.64	$2.39
Earnings per share:
Basic	$0.60	$0.73	$0.68	$0.74	$2.75
Diluted	$0.59	$0.72	$0.67	$0.73	$2.71

(a)	Refer to Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.
INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)	Management’s annual report on internal control over financial reporting.
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2013.
The attestation report of the independent registered public accounting firm on our internal control over financial reporting is included in this report under Item 9A.(b).

(b)	Attestation report of the independent registered public accounting firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pall Corporation:
We have audited Pall Corporation and subsidiaries’ internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in September 1992. Pall Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting (Item 9A(a)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Pall Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2013 and our report dated September 10, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/	KPMG LLP
KPMG LLP
Melville, New York
September 10, 2013

(c)	Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal year 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is included in Part I above under the caption “Executive Officers of the Registrant” and in the Proxy Statement under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board and Committee Information” and is incorporated by reference in this report.

We have adopted a code of ethics applicable to our chief executive officer, chief financial officer, controller and other employees with important roles in the financial reporting process. The code of ethics is available on our website located at www.pall.com/policies. In addition, we will provide to any person, without charge, upon request, a copy of the code of ethics, by addressing your request in writing to the Corporate Compliance and Ethics Officer, Pall Corporation, 25 Harbor Park Drive, Port Washington, NY, 11050.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on the website specified above.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included in the Proxy Statement under the caption “Executive Compensation,” “Compensation Tables” and “Non-Employee Directors Compensation” and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included in the Proxy Statement under the captions “Equity Compensation Plans,” “Governance of the Company – Securities Ownership,” and “BEneficial Ownership,” and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included in the Proxy Statement under the captions “Governance of the Company – Director Independence,” “Board and Committee Information,” “Policies and Procedures for Related Person Transactions” and “Related Person Transactions,” and is incorporated by reference in this report.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – July 31, 2013 and July 31, 2012
Consolidated Statements of Earnings – years ended July 31, 2013, July 31, 2012 and July 31, 2011
Consolidated Statements of Comprehensive Income – years ended July 31, 2013, July 31, 2012 and July 31, 2011
Consolidated Statements of Stockholders’ Equity – years ended July 31, 2013, July 31, 2012 and July 31, 2011
Consolidated Statements of Cash Flows – years ended July 31, 2013, July 31, 2012 and July 31, 2011
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
2.1*
Asset Purchase Agreement dated as of April 28, 2012, by and between Haemonetics Corporation and the Registrant, filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012.

3.1(i)*
Restated Certificate of Incorporation of the Registrant, as amended through September 1, 2010, filed as Exhibit 3.1(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

3.1(ii)*	By-Laws of the Registrant as amended through December 12, 2012, filed as Exhibit 3.1(i) to the Registrant’s Current Report on Form 8-K filed on December 17, 2012.

4.1(i)*
Indenture dated as of June 15, 2010, by and among the Registrant, as Issuer, and The Bank of New York Mellon, as Trustee, relating to the Registrant’s 5.00% Senior Notes due June 15, 2020 filed as Exhibit 4 to the Registrant’s Current Report on Form 8-K filed on June 18, 2010.

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

10.1(i)*
Credit Agreement dated April 11, 2013, between the Registrant, Bank of America N.A., as Administrative Agent, and the Other Lenders Party Thereto, filed as Exhibit 4(ii) to the Registrant’s Current Report on Form 8-K filed on April 16, 2013.

10.2*‡	Letter Agreement dated August 3, 2011 between the Registrant and Lawrence D. Kingsley, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2011.

10.3*‡	Letter Agreement dated March 17, 2013 between the Registrant and Akhil Johri, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on April 5, 2013.

10.4*‡	Letter Agreement dated August 18, 2010 between the Registrant and Yves Baratelli, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

Exhibit
Number	Description of Exhibit
10.5*‡	Letter Agreement dated March 13, 2012 between the Registrant and Ruby Chandy, filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.6*‡	Letter Agreement Amendment dated July 9, 2013 between the Registrant and Ruby Chandy, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2013.

10.7*‡	Assignment Contract dated July 1, 2012 between Pall GmbH and Wolfgang Platz, filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.8*‡	Employment Agreement dated October 1, 2009 between the Registrant and Lisa McDermott, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2009.

10.9*‡
Pall Corporation Supplementary Pension Plan, amended and restated effective January 1, 2011, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.10*‡	Pall Corporation Supplementary Profit-Sharing Plan, as amended effective July 19, 2005, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 25, 2005.

10.11*‡	Pall Corporation Profit-Sharing Plan as amended and restated as of July 1, 1998, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

10.12*‡
Pall Corporation Profit-Sharing Plan amended pursuant to provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

10.13*‡
Pall Corporation Executive Defined Contribution Retirement Plan, effective as of October 1, 2012 filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.14*‡	Pall Corporation 2004 Executive Incentive Bonus Plan, as amended effective November 18, 2009, filed as Appendix A to the Registrant’s Proxy Statement filed on October 9, 2009.

10.15*‡	Pall Corporation 2012 Executive Incentive Bonus Plan, effective August 1, 2011, filed as Appendix A to the Registrant’s Proxy Statement filed on November 9, 2011.

10.16*‡	Pall Corporation 2005 Stock Compensation Plan, as amended effective November 18, 2009, filed as Appendix D to the Registrant’s Proxy Statement filed on October 9, 2009.

10.17*‡	Amendment to the Pall Corporation 2005 Stock Compensation Plan, effective August 1, 2011, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.18*‡	Amendment to the Pall Corporation 2005 Stock Compensation Plan, effective April 19, 2012 filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.19*‡
Form of Notice of Grant of Restricted Stock Units Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.20*‡
Form of Notice of Grant of Annual Award Units Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.21*‡
Form of Notice of Grant of Stock Option Grant Agreement Under Pall Corporation 2005 Stock Compensation Plan, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

10.22*‡	Pall Corporation 2012 Stock Compensation Plan, effective December 14, 2011, filed as Appendix B to the Registrant’s Proxy Statement filed on November 9, 2011.

10.23*‡	Amendment to the Pall Corporation 2012 Stock Compensation Plan, effective August 1, 2012 filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.24*‡	Amendment to the Pall Corporation 2012 Stock Compensation Plan, effective April 19, 2012 filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.25*‡
Form of Nonqualified Stock Option Grant Agreement Under Pall Corporation 2012 Stock Compensation Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012.

Exhibit
Number	Description of Exhibit
10.26*‡
Form of Restricted Stock Units Award Agreement Under Pall Corporation 2012 Stock Compensation Plan, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012.

10.27*‡
Form of Notice of Grant of Initial Award Units Under Pall Corporation 2012 Stock Compensation Plan, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012.

10.28*‡
Form of Notice of Grant of Annual Award Units Agreement Under Pall Corporation 2012 Stock Compensation Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012.

10.29*‡
Form of Performance-Based Restricted Stock Unit Award Agreement Under Pall Corporation 2012 Stock Compensation Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2012.

10.30*‡
Pall Corporation 2001 Stock Option Plan for Non-Employee Directors, as amended September 17, 2004, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

10.31*‡	Pall Corporation Management Stock Purchase Plan, as amended effective September 26, 2011, filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.32*‡	Pall Corporation Employee Stock Purchase Plan, as amended effective September 26, 2011, filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.33*‡	Principal Rules of the Pall Supplementary Pension Scheme, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 29, 1995.

12†	Ratio of Earnings to Fixed Charges.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated herein by reference. The Registrant’s SEC file number is 001- 04311.

†	Filed herewith.

‡	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pall Corporation
September 10, 2013	By: /s/	AKHIL JOHRI
Akhil Johri,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ LAWRENCE D. KINGSLEY	Director, President and	September 10, 2013
Lawrence D. Kingsley	Chief Executive Officer
/s/ AKHIL JOHRI	Chief Financial Officer	September 10, 2013
Akhil Johri
/s/ FRANCIS MOSCHELLA	Vice President – Corporate Controller	September 10, 2013
Francis Moschella	Chief Accounting Officer
/s/ AMY E. ALVING	Director	September 10, 2013
Amy E. Alving
	Director	September 10, 2013
Robert B. Coutts
/s/ MARK E. GOLDSTEIN	Director	September 10, 2013
Mark E. Goldstein
/s/ CHERYL W. GRISÉ	Director	September 10, 2013
Cheryl W. Grisé
/s/ RONALD L. HOFFMAN	Chairman of the Board and Director	September 10, 2013
Ronald L. Hoffman
/s/ DENNIS N. LONGSTREET	Director	September 10, 2013
Dennis N. Longstreet
/s/ B. CRAIG OWENS	Director	September 10, 2013
B. Craig Owens
/s/ KATHARINE L. PLOURDE	Director	September 10, 2013
Katharine L. Plourde
/s/ EDWARD TRAVAGLIANTI	Director	September 10, 2013
Edward Travaglianti
/s/ BRET W. WISE	Director	September 10, 2013
Bret W. Wise

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pall Corporation:

We have audited the accompanying consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pall Corporation and subsidiaries as of July 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pall Corporation and subsidiaries’ internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in September 1992, and our report dated September 10, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/	KPMG LLP
KPMG LLP

Melville, New York

September 10, 2013

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$936,886	$500,274
Accounts receivable	566,335	655,436
Inventory	381,047	364,766
Other current assets	165,761	195,464
Assets held for sale	—	136,517
Total current assets	2,050,029	1,852,457
Property, plant and equipment	774,948	750,993
Goodwill	342,492	338,941
Intangible assets	137,243	151,144
Other non-current assets	168,127	254,357
Total assets	$3,472,839	$3,347,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$169,967	$204,940
Accounts payable	157,176	184,868
Accrued liabilities	312,829	380,466
Income taxes payable	60,732	57,422
Current portion of long-term debt	420	453
Dividends payable	27,947	23,979
Total current liabilities	729,071	852,128
Long-term debt, net of current portion	467,319	490,706
Income taxes payable – non-current	141,843	161,684
Deferred income taxes	31,524	8,880
Other non-current liabilities	288,126	324,459
Total liabilities	1,657,883	1,837,857
Stockholders’ equity:
Common stock, par value $.10 per share; 500,000 shares authorized; 127,958 shares issued	12,796	12,796
Capital in excess of par value	298,150	271,489
Retained earnings	2,285,031	1,840,926
Treasury stock, at cost (2013 – 16,170 shares, 2012 – 13,770 shares)	(740,229)	(552,215)
Stock option loans	—	(54)
Accumulated other comprehensive income/(loss):
Foreign currency translation	84,598	97,663
Pension liability adjustment	(125,211)	(164,444)
Unrealized investment gains	2,123	3,604
Unrealized gains/(losses) on derivatives	(2,302)	270
Total accumulated other comprehensive income/(loss)	(40,792)	(62,907)
Total stockholders’ equity	1,814,956	1,510,035
Total liabilities and stockholders’ equity	$3,472,839	$3,347,892

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Years Ended
	July 31, 2013	July 31, 2012	July 31, 2011
Net sales	$2,648,063	$2,671,656	$2,517,195
Cost of sales	1,276,060	1,291,558	1,232,283
Gross profit	1,372,003	1,380,098	1,284,912
Selling, general and administrative expenses	810,358	843,221	790,279
Research and development	94,216	82,932	80,506
Restructuring and other charges, net	40,182	66,858	26,505
Interest expense, net	15,621	20,177	18,903
Earnings from continuing operations before income taxes	411,626	366,910	368,719
Provision for income taxes	81,664	85,963	89,522
Net earnings from continuing operations	$329,962	$280,947	$279,197
Earnings from discontinued operations, net of income taxes	$244,973	$38,362	$36,299
Net earnings	$574,935	$319,309	$315,496

Earnings per share from continuing operations:
Basic	$2.93	$2.42	$2.40
Diluted	$2.89	$2.39	$2.36
Earnings per share from discontinued operations:
Basic	$2.17	$0.33	$0.31
Diluted	$2.14	$0.32	$0.31
Earnings per share:
Basic	$5.10	$2.75	$2.71
Diluted	$5.03	$2.71	$2.67

Average shares outstanding:
Basic	112,803	116,061	116,521
Diluted	114,236	117,663	118,266

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Years Ended
	July 31, 2013	July 31, 2012	July 31, 2011

Net earnings	$574,935	$319,309	$315,496
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation	(13,065)	(109,815)	110,229
Pension liability adjustment	39,233	(42,613)	10,746
Unrealized investment gains/(losses)	(1,481)	(5,896)	4,076
Unrealized gains/(losses) on derivatives	(2,572)	270	—
Total other comprehensive income/(loss), net of income taxes	$22,115	$(158,054)	$125,051
Comprehensive income	$597,050	$161,255	$440,547

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

Years Ended July 31, 2011, July 31, 2012 and July 31, 2013	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Stock Option Loans	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at August 1, 2010	$12,796	$217,696	$1,394,321	$(412,335)	$(224)	$(29,904)	$1,182,350
Net earnings			315,496				315,496
Foreign currency translation						110,229	110,229
Pension liability adjustment						10,746	10,746
Unrealized investment gains/(losses), net of reclassification adjustment						4,076	4,076
Comprehensive income
Dividends declared			(80,848)				(80,848)
Issuance of 2,394 shares for stock plans and tax benefit related to stock plans		(3,439)	(9,918)	78,537			65,180
Restricted stock units related to stock plans		5,975					5,975
Stock based compensation expense		26,433					26,433
Purchase of 2,867 shares				(149,907)			(149,907)
Stock option loans					91		91
Balance at July 31, 2011	12,796	246,665	1,619,051	(483,705)	(133)	95,147	1,489,821
Net earnings			319,309				319,309
Foreign currency translation						(109,815)	(109,815)
Pension liability adjustment						(42,613)	(42,613)
Unrealized investment gains/(losses), net of reclassification adjustment						(5,896)	(5,896)
Unrealized gains/(losses) on derivatives						270	270
Comprehensive income
Dividends declared			(94,832)				(94,832)
Issuance of 1,474 shares for stock plans and tax benefit related to stock plans		(14,380)	(2,602)	52,654			35,672
Restricted stock units related to stock plans		7,340					7,340
Stock based compensation expense		31,864					31,864
Purchase of 2,281 shares				(121,164)			(121,164)
Stock option loans					79		79
Balance at July 31, 2012	12,796	271,489	1,840,926	(552,215)	(54)	(62,907)	1,510,035
Net earnings			574,935				574,935
Foreign currency translation						(13,065)	(13,065)
Pension liability adjustment						39,233	39,233
Unrealized investment gains/(losses), net of reclassification adjustment						(1,481)	(1,481)
Unrealized gains/(losses) on derivatives						(2,572)	(2,572)
Dividends declared			(114,516)				(114,516)
Issuance of 1,571 shares for stock plans and tax benefit related to stock plans		(12,658)	(16,314)	61,986			33,014
Restricted stock units related to stock plans		9,541					9,541
Stock based compensation expense		29,778					29,778
Purchase of 3,971 shares				(250,000)			(250,000)
Stock option loans					54		54
Balance at July 31, 2013	$12,796	$298,150	$2,285,031	$(740,229)	$—	$(40,792)	$1,814,956

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	July 31, 2013	July 31, 2012	July 31, 2011
Operating activities:
Net earnings	$574,935	$319,309	$315,496
Adjustments to reconcile net earnings to net cash provided by operating activities:
Restructuring and other charges, net	889	2,542	7,336
Depreciation and amortization of long-lived assets	106,284	111,105	98,106
Non-cash stock compensation	29,778	31,864	26,433
Excess tax benefits from stock based compensation arrangements	(15,812)	(7,757)	(12,777)
Amortization of deferred revenue	(2,154)	(2,154)	(2,154)
Deferred income taxes	11,314	(9,095)	10,512
Provisions for doubtful accounts	7,173	3,387	1,455
(Gain)/loss on sale of assets	(390,187)	(11,561)	3,195
Other	1,344	1,199	1,199
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Inventories	(17,088)	24,111	(5,177)
Accounts receivable	81,916	(50,753)	(41,607)
Income taxes receivable/payable	6,981	22,238	3,812
Accounts payable and accrued expenses	(123,801)	83,742	39,324
Other assets	13,993	(21,245)	(6,579)
Other liabilities	98,894	(22,084)	(8,587)
Net cash provided by operating activities	384,459	474,848	429,987
Investing activities:
Capital expenditures	(110,182)	(158,909)	(160,771)
Purchases of retirement benefit assets	(45,718)	(49,552)	(75,142)
Proceeds from sale and maturities of retirement benefit assets	46,147	50,830	63,222
Proceeds from sale of assets	537,625	26,551	1,971
Acquisitions of businesses, net of cash acquired	(21,970)	(167,638)	—
Other	(6,602)	(11,107)	(5,821)
Net cash provided/(used) by investing activities	399,300	(309,825)	(176,541)
Financing activities:
Long-term borrowings	14	106	35,185
Repayments of long-term debt	(461)	(511)	(298,528)
Notes payable	(34,973)	(10,017)	174,600
Additions to deferred financing costs	(3,043)	—	—
Purchase of treasury stock	(250,000)	(121,164)	(149,907)
Dividends paid	(108,054)	(88,955)	(77,641)
Net proceeds from stock plans	36,240	39,562	60,329
Excess tax benefits from stock based compensation arrangements	15,812	7,757	12,777
Net cash used by financing activities	(344,465)	(173,222)	(243,185)
Cash flow for year	439,294	(8,199)	10,261
Cash and cash equivalents at beginning of year	500,274	557,766	498,563
Effect of exchange rate changes on cash and cash equivalents	(2,682)	(49,293)	48,942
Cash and cash equivalents at end of year	$936,886	$500,274	$557,766
Supplemental disclosures:
Interest paid	$34,373	$23,988	$25,866
Income taxes paid (net of refunds)	$144,733	$90,806	$93,175
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
Financial statements of foreign subsidiaries have been translated into United States (“U.S.”) Dollars at exchange rates as follows: (i) balance sheet accounts at year-end rates, except equity accounts which are translated at historic rates, and (ii) income statement accounts at weighted average rates. Translation gains and losses are reflected in stockholders’ equity, while transaction gains and losses, which result from the settlement of foreign denominated receivables and payables at rates that differ from rates in effect at the transaction date, are reflected in earnings. Net transaction gains/(losses) inclusive of offsetting gains/(losses) on foreign currency forward contracts in fiscal years 2013, 2012 and 2011 amounted to $(5,076), ($3,839) and $2,087, respectively, and were recorded in selling, general and administrative expenses.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Investments
Investments (which include equity interests of less than 20%) are considered available-for-sale securities and, as such, are carried at fair value. Unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity until realized from sale or when unrealized losses are deemed by management to be other than temporary. Management considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other than temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the security; and (iii) whether the Company’s intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. Investments are included in “Other non-current assets” in the accompanying consolidated balance sheets.
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
Long-Lived Assets
The Company performs detailed impairment testing for goodwill annually during the Company’s fiscal third quarter, or more frequently if certain events or circumstances indicate impairment might have occurred. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. The Company’s two operating segments, Life Sciences and Industrial, were also determined to be its reporting units. In the first step, the overall fair value for the reporting unit is compared to its book value including goodwill. In the event that the overall fair value of the reporting unit was determined to be less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the overall fair value of the reporting unit and the fair value of the net identifiable assets. If the implied fair value of the goodwill is less than its book value, the difference is recognized as an impairment. In fiscal years 2013 and 2012, the estimated fair values of the Company’s reporting units substantially exceeded the carrying values of these reporting units, and as such, the second step was not performed.
The Company’s amortizable intangible assets, which are comprised almost entirely of patented and unpatented technology, customer-related intangibles and trademarks, are subject to amortization for periods ranging up to 20 years, principally on a straight-line basis. Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, principally on the straight-line basis. The estimated useful lives range from 30 to 50 years for buildings, 3 to 10 years for machinery and equipment, 3 to 10 years for information technology hardware and software and 8 to 10 years for furniture and fixtures. Leasehold improvements are depreciated over the shorter of the remaining life or the remaining lease term.
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
Environmental Matters
Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as facts and circumstances change, assessment and remediation efforts progress or as additional technical or legal information becomes available. Costs of future expenditures for environmental remediation obligations are not discounted to their present value and are expected to be disbursed over an extended period of time. Accruals for environmental liabilities are included in “Accrued liabilities” and “Other non-current liabilities” in the accompanying consolidated balance sheets.
Income Taxes
Income tax payable, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
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
For further discussion, refer to Note 11, Income Taxes.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Earnings Per Share
The consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. Employee stock options and restricted stock units of 957, 685 and 467 for fiscal years 2013, 2012 and 2011, respectively, were not included in the computation of diluted shares because their effect would have been antidilutive.
The following is a reconciliation between average basic shares outstanding and average diluted shares outstanding:

	2013	2012	2011
Average basic shares outstanding	112,803	116,061	116,521
Effect of dilutive securities (a)	1,433	1,602	1,745
Average diluted shares outstanding	114,236	117,663	118,266
(a)       Refer to Note 15, Common Stock, for a description of the Company’s stock plans.
Derivative Instruments
The Company’s derivative instruments are recorded as either assets or liabilities in the consolidated balance sheets based on their fair values. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments designated as hedges are accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For the effective portion of derivatives designated as cash flow hedges, changes in fair values are recognized in other comprehensive income/(loss). Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings. For further discussion, refer to Note 10, Financial Instruments and Risks & Uncertainties.
Adoption of New Accounting Pronouncement
In September 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance intended to simplify goodwill impairment testing. Entities are allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, which for Company was the first quarter of fiscal 2013, with early adoption permitted. The adoption of this accounting guidance did not have an impact on the the Company’s results of operations or financial position.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 2 – RESTRUCTURING AND OTHER CHARGES, NET

The following tables summarize the restructuring and other charges (“ROTC”) recorded in fiscal years 2013, 2012 and 2011:

2013	Restructuring (1)	Other Charges/(Gains) (2)	Total
Severance benefits and other employment contract obligations	$22,526	$3,316	$25,842
Professional fees, legal settlements and other costs, net of receipt of insurance claim payments	2,840	1,396	4,236
Impairment and (gain) on sale of assets	993	1,358	2,351
Environmental matters	—	8,415	8,415
Reversal of excess restructuring reserves	(662)	—	(662)
	$25,697	$14,485	$40,182

Cash	$23,410	$12,102	$35,512
Non-cash	2,287	2,383	4,670
	$25,697	$14,485	$40,182

2012	Restructuring (1)	Other Charges/(Gains)(2)	Total
Severance benefits and other employment contract obligations	$61,852	$11,436	$73,288
Professional fees, legal settlements and other costs, net of receipt of insurance claim payments	3,448	187	3,635
Impairment and (gain) on sale of assets	766	(10,754)	(9,988)
Reversal of excess restructuring reserves	(77)	—	(77)
	$65,989	$869	$66,858

Cash	$63,717	$(3,064)	$60,653
Non-cash	2,272	3,933	6,205
	$65,989	$869	$66,858

2011	Restructuring (1)	Other Charges/(Gains) (2)	Total
Severance benefits and other employment contract obligations	$4,863	$7,519	$12,382
Environmental matters	—	6,349	6,349
Professional fees and other costs, net of receipt of insurance claim payments	5,507	2,293	7,800
Reversal of excess restructuring reserves	(26)	—	(26)
	$10,344	$16,161	$26,505

Cash	$10,344	$13,226	$23,570
Non-cash	—	2,935	2,935
	$10,344	$16,161	$26,505

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

(1) Restructuring:
Restructuring charges recorded in fiscal year 2013 reflects expenses incurred in connection with the Company’s structural cost improvement initiatives that began in fiscal year 2012, impacting both segments as well as the Corporate Services Group.
Restructuring charges recorded in fiscal year 2012 includes expenses incurred in connection with the Company’s structural cost improvement initiatives as discussed above. Restructuring charges in fiscal year 2012 also include asset impairment charges related to the above mentioned initiatives, partly offset by a gain on the divestiture of a non-strategic asset group.
Restructuring charges recorded in fiscal year 2011 includes expenses incurred in connection with the Company’s cost reduction initiatives, including the closure of an Industrial manufacturing facility in Europe.
(2) Other Charges/(Gains):

Severance benefits and other employment contract obligations:

     In fiscal years 2013, 2012 and 2011, the Company recorded charges related to certain employment contract obligations.

Professional fees and other:

In fiscal years 2013, 2012 and 2011, the Company recorded legal and other professional fees related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings which pertain to matters that had been under audit committee inquiry as discussed in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (“2007 Form 10-K”). Furthermore, in fiscal years 2013 and 2012, the Company recorded costs and reserve adjustments related to the settlement of the Federal Securities Class Actions and Shareholder Derivative Lawsuits and Other Proceedings. The receipt of insurance claim payments partly offset such costs in fiscal years 2013, 2012 and 2011. Refer to Note 14, Contingencies and Commitments for further discussion of this matter.
Fiscal year 2013 also includes costs related to the demolition of a vacant facility.
Environmental matters:

In fiscal year 2013, the Company increased its previously established environmental reserves primarily related to matters at its Ann Arbor, Michigan and Glen Cove, New York sites, as discussed in Note 14, Contingencies and Commitments.

In fiscal year 2011, the Company increased its previously established environmental reserve related to matters in Pinellas Park, Florida and Ann Arbor, Michigan. Such costs were partly offset by the receipt of an insurance claim payment.

Impairment and gain on sale of assets:

In fiscal year 2013, the Company recorded an impairment related to a software project.

In fiscal year 2012, the Company recorded a gain on the sale of assets related to a sale of a building in Europe as well as a gain of $9,196 on the sale of the Company’s investment in Satair A/S.

The following table summarizes the activity related to restructuring liabilities that were recorded for the Company’s structural cost improvement initiatives that began in fiscal year 2012.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

	Severance	Other	Total
Original charge	$61,852	$3,448	$65,300
Utilized	(27,365)	(2,798)	(30,163)
Translation	(123)	(47)	(170)
Balance at Jul. 31, 2012	$34,364	$603	$34,967
Additions (a)	21,637	2,840	24,477
Utilized	(29,574)	(1,936)	(31,510)
Reversal of excess reserves	(500)	(57)	(557)
Translation	313	23	336
Balance at Jul. 31, 2013	$26,240	$1,473	$27,713
(a) Excludes pension plan settlement charge of $889.
Excluded from the table above are restructuring liabilities relating to restructuring plans initiated in fiscal years 2009 and 2010. At July 31, 2013, the balance of these liabilities was $248.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	2013	2012
Billed	$508,448	$584,449
Unbilled	72,787	82,720
Total	581,235	667,169
Less: allowance for doubtful accounts	(14,900)	(11,733)
	$566,335	$655,436

Unbilled receivables principally relate to revenues accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

NOTE 4 – INVENTORY

The major classes of inventory, net, are as follows:

	2013	2012
Raw materials and components	$94,837	$86,659
Work-in-process	94,998	92,427
Finished goods	191,212	185,680
	$381,047	$364,766

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	2013	2012
Land	$47,234	$48,607
Buildings and improvements	519,166	488,463
Machinery and equipment	761,341	745,615
Information technology hardware & software	221,504	229,438
Furniture and fixtures	101,029	96,595
	1,650,274	1,608,718
Less: Accumulated depreciation and amortization	(875,326)	(857,725)
	$774,948	$750,993

Depreciation expense from continuing operations for property, plant and equipment for fiscal years 2013, 2012 and 2011 was $86,428, $82,852 and $75,283, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

 The following table presents goodwill, allocated by reportable segment.

	2013	2012
Life Sciences	$180,896	$178,359
Industrial	161,596	160,582
	$342,492	$338,941
Intangible assets consist of the following:

	2013
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$123,707	$69,992	$53,715
Customer-related intangibles	97,016	22,425	74,591
Trademarks	13,291	6,166	7,125
Other	4,425	2,613	1,812
	$238,439	$101,196	$137,243

	2012
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$125,938	$65,262	$60,676
Customer-related intangibles	93,901	13,323	80,578
Trademarks	13,104	5,269	7,835
Other	5,179	3,124	2,055
	$238,122	$86,978	$151,144

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Goodwill and intangible assets were primarily impacted by changes in the foreign exchange rates used to translate goodwill and intangible assets of foreign subsidiaries. Intangible assets were additionally impacted by the acquisitions of distributors in fiscal year 2013.

Amortization expense from continuing operations for intangible assets for fiscal years 2013, 2012 and 2011 was $19,856, $20,535 and $13,436, respectively. Amortization expense is estimated to be approximately $17,696 in fiscal year 2014, $15,989 in fiscal year 2015, $14,760 in fiscal year 2016, $14,681 in fiscal year 2017 and $14,558 in fiscal year 2018.

NOTE 7 – OTHER CURRENT AND NON-CURRENT ASSETS

Other current assets consist of the following:

	2013	2012
Deferred income taxes (a)	$37,653	$63,656
Income taxes receivable (a)	5,141	5,089
Prepaid income taxes (a)	33,761	22,218
Prepaid expenses	39,047	40,814
Other receivables	50,159	63,687
	$165,761	$195,464

Other non-current assets consist of the following:

	2013	2012
Deferred income taxes (a)	$16,998	$95,182
Retirement benefit assets (b)	91,031	95,898
Prepaid income taxes (a)	8,187	10,760
Income taxes receivable (a)	35,194	35,317
Other	16,717	17,200
	$168,127	$254,357

(a)	See Note 11, Income Taxes, for further discussion.

(b)
Retirement benefit assets are held to satisfy obligations related to certain retirement benefit plans, which provide benefits to eligible employees in Germany and the U.S. These include guaranteed investment contracts of $18,111 and $17,963 as of July 31, 2013 and July 31, 2012, respectively. The guaranteed investment contracts were established to pay for supplementary retirement benefits related to plans in Germany. The July 31, 2013 and July 31, 2012 consolidated balance sheets reflect related liabilities in the amounts of $65,428 and $57,363, respectively. Also included within retirement benefit assets are benefits protection trusts, with assets aggregating $71,990 and $77,935 as of July 31, 2013 and July 31, 2012, respectively. The trust was established for the primary purpose of satisfying certain supplemental post-employment benefit obligations in the U.S. for eligible executives in the event of a change of control of the Company. In addition to holding cash equivalents primarily to satisfy short-term cash requirements relating to benefit payments, the trust primarily invests in U.S. and Municipal government obligations, and debt obligations of corporations and financial institutions with high credit ratings. Contractual maturity dates of debt securities held by the trust range from 2013 to 2044. Such debt and equity securities are classified as available-for-sale and trading and aggregated $70,901 and $75,795 as of July 31, 2013 and July 31, 2012, respectively. The July 31, 2013 and July 31, 2012 consolidated balance sheets reflect retirement benefit assets held in the trust of $70,669 and $74,601 that relate to retirement benefit liabilities of $112,508 and $128,979, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following is a summary of the Company’s available-for-sale investments by category:

	Cost/ Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains
2013
Equity securities	$176	$176	$—	$—	$—
Debt securities:
Corporate	31,546	32,393	1,274	(427)	847
U.S. Treasury	11,339	11,543	294	(90)	204
Federal Agency	19,810	20,642	1,131	(299)	832
Mortgage-backed	5,752	5,990	238	—	238
	$68,623	$70,744	$2,937	$(816)	$2,121

2012
Equity securities	$212	$206	$—	$(6)	$(6)
Debt securities:
Corporate	30,548	32,378	1,838	(8)	1,830
U.S. Treasury	8,049	8,610	562	(1)	561
Federal Agency	25,454	27,231	1,777	—	1,777
Mortgage-backed	6,129	6,392	290	(27)	263
Municipal government	1,000	1,004	4	—	4
	$71,392	$75,821	$4,471	$(42)	$4,429

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
2013
Debt securities:
Corporate	$10,990	$(427)	$—	$—	$10,990	$(427)
U.S. Treasury	3,778	(90)	—	—	3,778	(90)
Federal Agency	3,701	(299)	—	—	3,701	(299)
	$18,469	$(816)	$—	$—	$18,469	$(816)

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
2012
Debt securities:
Corporate	$—	$—	$462	$(8)	$462	$(8)
Mortgage-backed	—	—	1,504	(27)	1,504	(27)
U.S. Treasury	589	(1)	—	—	589	(1)
Equity Securities	27	(6)	—	—	27	(6)
	$616	$(7)	$1,966	$(35)	$2,582	$(42)

The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the years ended July 31, 2013, July 31, 2012 and July 31, 2011:

	2013	2012	2011
Proceeds from sales	$15,018	$35,973	$26,941
Realized gross gains on sales	427	9,828	949
Realized gross losses on sales	5	55	21

The following is a summary of the Company’s trading securities by category as well as the net gains and losses recognized during the period for the the year ended July 31, 2013. There were no trading securities in the fiscal years ended July 31, 2012 and July 31, 2011.

2013
Equity securities	$190
Total trading securities	$190

Gains/(losses), net recognized for securities held	$3
Gains/(losses), net recognized for securities sold	—
Total gains/(losses), net recognized	$3

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
 As of July 31, 2013, the Company had $169,967 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s consolidated balance sheet. Commercial paper issuances during the year carried interest rates ranging between 0.32% and 0.48% and original maturities between 6 and 41 days.
 Long-term debt consists of:

	2013	2012
Senior revolving credit facility, due in fiscal year 2015 (a)	$—	$—
Senior revolving credit facility, due in fiscal year 2018 (a)	—	—
5% Senior Notes, due in fiscal year 2020, net of discount (b)	373,629	373,428
Japanese Yen (“JPY”) denominated loan, due in fiscal year 2015	91,800	115,129
Other	2,310	2,602
Total long-term debt	467,739	491,159
Current portion	(420)	(453)
Long-term debt, net of current portion	$467,319	$490,706

(a)
On April 11, 2013, the Company entered into a five-year $1,200,000 unsecured senior revolving credit facility (the “New Facility”) with a syndicate of banks, which expires on April 11, 2018. The Company terminated the existing $500,000 senior revolving credit facility, which would have expired in fiscal year 2015 (the “Prior Facility”). In connection with the New Facility, the Company incurred deferred financing costs of $3,043, which will be amortized to interest expense over the term of the New Facility. There were no amounts outstanding against the Prior Facility or the New Facility as of July 31, 2013 or July 31, 2012. Letters of credit outstanding against the New Facility as of July 31, 2013 were approximately $7,242.

Borrowings under the New Facility bear interest at either a variable rate based upon the London InterBank Offered Rate (U.S. dollar, British Pound, Euro, Swiss Franc and Japanese Yen borrowings) or the European Union Banking Federation Rate (Euro borrowings) or at the prime rate of the Facility Agent (U.S. dollar borrowing only). The New Facility does not permit the Company to exceed a maximum consolidated leverage ratio (Consolidated Funded Debt to Earnings Before Net Interest, Taxes, Depreciation, Amortization and the Non-Cash Portion of Non-Recurring Charges and Income (“EBITDA”)) of 3.50 to 1.00, based upon the trailing four quarters’ results.

In addition, the New Facility includes other covenants that under certain circumstances may restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of July 31, 2013, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The aggregate annual maturities of long-term debt during fiscal years 2014 through 2018 are approximately as follows:

2014	$420
2015	92,187
2016	388
2017	404
2018	421

Interest expense, net, for fiscal years 2013, 2012 and 2011 is comprised of:

	2013	2012	2011
Interest expense(i)	$24,074	$28,704	$26,055
Interest income	8,453	8,527	7,152
Interest expense, net	$15,621	$20,177	$18,903

(i)
For fiscal years 2013, 2012 and 2011, interest expense was (reduced)/increased by $(2,794), $1,653 and $(485), respectively, related to Income taxes payable. See Note 11, Income Taxes for further discussion.

The weighted average interest rates on notes payable at the end of fiscal years 2013 and 2012 were 0.35% and 0.48%, respectively. The weighted-average borrowing rate was 3.38% and 3.23% as of July 31, 2013 and July 31, 2012, respectively.

As of July 31, 2013, the Company had available unsecured credit facilities, totaling approximately $225,047, with $842 in compensating balances. These credit facilities provide the Company’s foreign subsidiaries with short-term liquidity and overdraft protection, and support various programs (such as guarantee, performance bond and warranty) mandated by customers. At July 31, 2013, there were no borrowings under these facilities; however, there was $53,469 of guarantees, performance bonds and warranties issued against these facilities.

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
The current authoritative guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). Authoritative guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

▪	Level 1: Use of observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

▪
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

▪	Level 3: Use of inputs that are unobservable.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2013:

		Fair Value Measurements
	As of Jul. 31, 2013	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$6,404	$6,404	$—	$—
Available-for-sale securities:
Equity securities	366	366	—	—
Debt securities:
Corporate	32,393	—	32,393	—
U.S. Treasury	11,543	—	11,543	—
Federal Agency	20,642	—	20,642	—
Mortgage-backed	5,990	—	5,990	—
Derivative financial instruments:
Foreign exchange forward contracts	301	—	301	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	3,066	—	3,066	—

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value as of July 31, 2012:

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

NOTE 10 – FINANCIAL INSTRUMENTS AND RISKS & UNCERTAINTIES

The Company manages certain financial exposures through a risk management program that includes the use of foreign exchange derivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard & Poors and Moody’s Investor Services, in accordance with the Company’s policies. The Company does not utilize derivative instruments for trading or speculative purposes. As of July 31, 2013, the Company had foreign currency forward contracts outstanding with notional amounts aggregating $414,981, whose fair values were a net asset of $2,765.

Foreign Exchange

a.	Derivatives Not Designated as Hedging Instruments
The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts not designated as hedging instruments entered into during the twelve months ended July 31, 2013 and July 31, 2012 was $2,414,999 and $2,781,113, respectively. The notional amount of foreign currency forward contracts outstanding not designated as hedging instruments as of July 31, 2013 was $316,660.

b.	Cash Flow Hedges
The Company uses foreign exchange forward contracts for cash flow hedging on its future transactional exposure to the Euro due to changes in market rates to exchange Euros for British Pounds. The hedges cover a British subsidiary (British Pound functional) with Euro revenues and a Swiss subsidiary (Euro functional) with British Pound expenses. The probability of the occurrence of these transactions is high and our assessment is based on observable facts including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to lock the British Pound equivalent amount of Euro sales for the British subsidiary and the Euro equivalent amount of British Pound expenses for the Swiss subsidiary at the agreed upon exchange rates in the foreign exchange forward contracts. The notional amount of foreign currency forward contracts outstanding designated as hedging instruments as of July 31, 2013 was $98,321 and cover certain monthly transactional exposures through July 2014. The notional amount of foreign currency forward contracts outstanding designated as hedging instruments as of July 31, 2012 was $77,557 and covered certain monthly transactional exposures through July 2013.

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

Interest Rates
At July 31, 2013 and July 31, 2012, there were no interest rate related derivatives.

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
July 31, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$—	Other current liabilities	$1,941

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$301	Other current liabilities	$1,125
Total derivatives		$301		$3,066

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$91,800

	Asset Derivatives		Liability Derivatives
July 31, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$270	Other current liabilities	$—

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$3,508	Other current liabilities	$1,457
Total derivatives		$3,778		$1,457

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$115,129

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the years ended July 31, 2013 and July 31, 2012 are presented as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Jul. 31, 2013	Jul. 31, 2012	(Effective Portion)	Jul. 31, 2013	Jul. 31, 2012
Derivatives in cash flow hedging relationships
Foreign exchange forward contracts	$(2,572)	$270	Sales	$(1,444)	$—
			Cost of sales	$(1,811)	$—
	$(2,572)	$270		$(3,255)	$—

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the twelve months ended July 31, 2013 and July 31, 2012.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the years ended July 31, 2013 and July 31, 2012 are presented as follows:

	Location of Loss Recognized in Earnings on Derivatives	Amount of Gain/(Loss) Recognized in Earnings on Derivatives
		Jul. 31, 2013	Jul. 31, 2012
Derivatives not designated as hedging relationships
Foreign exchange forward contracts	Selling, general and administrative expenses	$(15,897)	$12,545

The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the years ended July 31, 2013 and July 31, 2012 are presented as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Jul. 31, 2013	Jul. 31, 2012		Jul. 31, 2013	Jul. 31, 2012
Nonderivatives designated as hedging relationships
Net investment hedge	$14,930	$432	N/A	$—	$—

(b)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the years ended July 31, 2013 and July 31, 2012.

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

NOTE 11 – INCOME TAXES

The components of earnings from continuing operations before income taxes are as follows:

	2013	2012	2011
Domestic operations	$36,127	$63,018	$64,213
Foreign operations	375,499	303,892	304,506
	$411,626	$366,910	$368,719

The provisions for income taxes consist of the following items:
Current:
Federal, state and local	$1,677	$32,016	$2,779
Foreign	68,673	63,042	76,231
	70,350	95,058	79,010
Deferred:
Federal, state and local	671	(7,187)	246
Foreign	10,643	(1,908)	10,266
	11,314	(9,095)	10,512
	$81,664	$85,963	$89,522

A reconciliation of the provisions for income taxes follows:

	2013	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign income and withholding taxes, net of U.S. foreign tax credits	(12.3)	(10.9)	(3.3)
Net unrecognized tax benefit adjustments	(2.6)	(0.8)	(6.8)
Tax credits	(0.9)	(0.4)	(1.0)
Other, net	0.6	0.5	0.4
Effective tax rate	19.8%	23.4%	24.3%

The rate impact for foreign income and withholding taxes, net of U.S. foreign tax credits, reflects the jurisdictional location of earnings, costs of certain repatriation decisions, and uncertain tax positions. The Company operates subsidiaries in Puerto Rico, Switzerland and Singapore which benefit from tax incentives. The Company recently signed a new tax incentive grant in Puerto Rico that provides the Company’s manufacturing operations with a partial exemption from local taxes through the end of fiscal year 2027. The Switzerland tax incentive grants provide that the Company’s profits will be partially exempt from local taxes. These grants expire between fiscal year 2018 and 2020. The Singapore tax incentive grant provides that the Company’s profits will be partially exempt from local taxes through the end of fiscal year 2019, with an opportunity to extend ten more years. These tax incentives as compared with the local statutory rates resulted in a reduction of tax expense from continuing operations amounting to $18,935 in 2013, $14,942 in 2012 and $10,441 in 2011.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The rate impact for net unrecognized tax benefit adjustments represents changes in the Company’s net liability for unrecognized tax benefits related to tax positions taken in prior-years, including changes in estimates, tax settlements, and lapses of applicable statutes of limitation. In the first quarter of fiscal year 2013, the Company reached a final agreement with the Internal Revenue Service (“IRS”) resolving the outstanding tax positions for fiscal years ended 2006 through 2008. As a result, the Company reversed $10,193 of previously recorded liabilities related to tax and penalties, as well as $6,704 related to interest ($4,268 net of income tax cost) that were accrued but not assessed as part of the IRS agreement. In the fourth quarter of fiscal year 2012, the Company reached a formal agreement with the Internal Revenue Service (“IRS”) resolving certain tax positions that were part of the income tax examination for fiscal years ended 2006 through 2008. As a result, the Company reversed $439 of previously recorded liabilities related to tax and penalties, as well as $4,003 related to interest ($2,549 net of income tax cost) that were accrued but not assessed as part of the IRS agreement. In fiscal year 2011, the Company reversed $22,829 of previously recorded liabilities related to tax and penalties, as well as $7,333 related to interest ($4,668 net of income tax cost) that were accrued but not assessed as part of the IRS audit of fiscal years 1999 through 2005. All income tax matters there were part of the IRS audits for fiscal years 1999 through 2008, including the matter previously disclosed for those years in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K have been settled with the IRS. In closing the audits, the IRS did not assess any penalties.

As of July 31, 2013, the Company has not provided deferred taxes on approximately $1,432,131 of undistributed foreign subsidiaries’ earnings because it intends to invest substantially all such earnings in its foreign operations indefinitely. The additional U.S. and non-U.S. income and withholding taxes that would arise on the reversal of the temporary differences could be offset, in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income taxes and withholding taxes that might be payable on the remaining pool of undistributed earnings if a reversal of temporary differences occurred.

The components of the net deferred tax asset at July 31, are as follows:

	2013	2012
Deferred tax asset:
Tax loss and tax credit carry-forwards	$43,076	$67,428
Inventories	8,658	8,728
Compensation and benefits	39,231	40,046
Environmental	6,745	4,354
Accrued expenses	19,425	29,514
Amortization	2,364	3,271
Net pensions	63,144	80,901
Other	21,487	31,688
Gross deferred tax asset	204,130	265,930
Valuation allowance	(25,528)	(20,536)
Total deferred tax asset	178,602	245,394
Deferred tax liability:
Amortization	(36,145)	(46,320)
Plant and equipment	(35,321)	(34,798)
Revenue recognition	(6,948)	(1,754)
Undistributed foreign earnings	(78,360)	(10,799)
Other	(419)	(2,817)
Total deferred tax liability	(157,193)	(96,488)
Net deferred tax asset	$21,409	$148,906

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheet at July 31:

	2013	2012
Other current assets	$37,653	$63,656
Other non-current assets	16,998	95,182
Accrued liabilities	(1,718)	(1,052)
Deferred income taxes	(31,524)	(8,880)
Total	$21,409	$148,906

As of July 31, 2013, the Company had available tax net operating loss and credit carry forwards subject to expiration as follows:

Year of Expiration	Operating Losses	Tax Credits
2014	$1,033	$11
2015-2023	2,577	2,377
2024-2033	10,754	2,083
Subtotal	14,364	4,471
Indefinite	71,465	10,729
Total	$85,829	$15,200

In addition, the Company has various state net operating loss carryforwards that expire in varying amounts through fiscal year 2033.

In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, management assesses the generation of sufficient taxable income from all sources, including the scheduled reversal of taxable temporary differences, tax-planning strategies and projected future operating income. To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. Based on these considerations, management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the July 31, 2013 valuation allowance.

The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits at July 31:

	2013	2012	2011
Beginning balance	$194,829	$188,380	$227,256
Increases for tax positions taken during the current year	40,446	40,413	51,327
Increases to tax positions taken in prior years	385	7,940	1,516
Decreases to tax positions taken in prior years	(23,522)	(16,965)	(13,998)
Settlements with tax authorities	(6,233)	(15,455)	(72,307)
Expiration of statutes of limitation	(1,310)	(4,885)	(8,662)
Translation and other	(1,219)	(4,599)	3,248
Ending balance	$203,376	$194,829	$188,380

Included in the balance of unrecognized tax benefits as of July 31, 2013, July 31, 2012, and July 31, 2011 are $152,041, $137,413, and $127,182, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

During the fiscal year ended July 31, 2013, the amount of gross unrecognized tax benefits increased primarily due to tax positions taken during the fiscal year, partially offset by the settlement of IRS income tax examinations for fiscal years ended 2006 through 2008, the impact of foreign currency translation and the expiration of various foreign statues of limitations.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitation. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. As of July 31, 2013, the Company is subject to U.S. federal and state local income tax examinations for the fiscal tax years ended in 2009 through 2011, and to non-U.S. income tax examinations for the fiscal tax years ended in 2005 through 2012. During fiscal year 2013, the Company reclassified $54,049 of income taxes payables and $3,954 of interest payable from non-current liabilities to current liabilities, respectively, in anticipation of resolving certain income tax examinations.

Expenses for interest and penalties were offset by reversals resulting in net earnings in fiscal years 2013, 2012 and 2011 of $2,208, $292 and $15,376, respectively. The liability related to interest and penalties recorded at July 31, 2013 and July 31, 2012 was $18,622 and $25,314, respectively.

Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $55,870.

NOTE 12 – ACCRUED AND OTHER NON-CURRENT LIABILITIES

Accrued liabilities consist of the following:

	2013	2012
Payroll and related taxes	$133,395	$132,024
Customer advances	47,457	47,583
Benefits	16,091	19,594
Interest payable	8,024	20,441
Environmental remediation (a)	2,986	2,631
Deferred income taxes (d)	1,718	1,052
Other	103,158	157,141
	$312,829	$380,466

Other non-current liabilities consist of the following:

	2013	2012
Retirement benefits (b)	$231,200	$279,610
Interest payable – non-current (d)	6,524	7,861
Deferred revenue (c)	3,051	5,205
Environmental remediation (a)	15,340	9,737
Other	32,011	22,046
	$288,126	$324,459

(a)	For further discussion regarding environmental remediation liabilities refer to Note 14, Contingencies and Commitments.

(b)	For discussion regarding retirement benefits refer to Note 13, Pension and Profit Sharing Plans and Arrangements.

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 13 – PENSION AND PROFIT SHARING PLANS AND ARRANGEMENTS
 Defined Benefit Plans
The Company provides substantially all domestic and foreign employees with retirement benefits. Funding policy for domestic plans, which is primarily comprised of a cash balance pension plan, is in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”). For foreign plans, funding is determined primarily by local tax laws and other regulations. Pension costs charged to operations totaled $34,633, $35,188 and $37,133 in fiscal years 2013, 2012 and 2011, respectively (these amounts included $1,737, $735 and $728, of pension cost that have been recorded in discontinued operations in fiscal years 2013, 2012 and 2011, respectively).
 Pension Plan Results for Defined Benefit Plans
The following table reflects the change in benefit obligations, change in plan assets and funded status for these plans:

	U.S. Plans		Foreign Plans		Total
	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation - beginning of year	$319,579	$261,491	$392,301	$390,619	$711,880	$652,110
Curtailments and settlements	(15,477)	—	(7,243)	(5,112)	(22,720)	(5,112)
Service cost	10,590	8,924	4,504	4,726	15,094	13,650
Interest cost	10,469	12,722	15,847	18,100	26,316	30,822
Plan participant contributions	—	—	—	18	—	18
Plan amendments	471	1,428	—	1,082	471	2,510
Actuarial (gain) loss	(32,170)	48,856	20,763	20,679	(11,407)	69,535
Total benefits paid	(8,102)	(13,842)	(23,281)	(11,916)	(31,383)	(25,758)
Effect of exchange rates	—	—	(7,243)	(25,895)	(7,243)	(25,895)
Benefit obligation – end of year	285,360	319,579	395,648	392,301	681,008	711,880

Change in plan assets (a):
Fair value of plan assets – beginning of year	142,398	141,338	283,434	287,429	425,832	428,767
Curtailments and settlements	(14,271)	—	(353)	(4,861)	(14,624)	(4,861)
Actual return on plan assets	17,854	3,573	30,118	8,008	47,972	11,581
Company contributions	8,839	11,329	18,946	17,895	27,785	29,224
Plan participant contributions	—	—	—	18	—	18
Benefits paid from plan assets	(8,102)	(13,842)	(23,281)	(11,916)	(31,383)	(25,758)
Effect of exchange rates	—	—	(12,340)	(13,139)	(12,340)	(13,139)
Fair value of plan assets - end of year	146,718	142,398	296,524	283,434	443,242	425,832
Funded status (a)	$(138,642)	$(177,181)	$(99,124)	$(108,867)	$(237,766)	$(286,048)

Accumulated benefit obligation	$268,138	$297,088	$387,681	$378,654	$655,819	$675,742
Plans with accumulated benefit obligations in excess of plan assets consist of the following:
Accumulated benefit obligation	$268,138	$297,088	$359,011	$375,177	$627,149	$672,265
Projected benefit obligation	285,360	319,579	365,145	388,824	650,505	708,403
Plan assets at fair value	146,718	142,398	265,366	279,418	412,084	421,816

(a)
The Company has certain supplemental defined benefit plans, which provide benefits to eligible executives in the U.S. and employees abroad for which the above tables do not include certain Company assets relating to these plans of $70,335 and $74,420 for the U.S. plans and $18,111 and $17,963 for the foreign plans as of July 31, 2013 and July 31, 2012, respectively. Liabilities, included in the tables above, related to these plans were $111,590 and $128,798 for the U.S. plans and $65,428 and $57,363 for the foreign plans as of July 31, 2013 and July 31, 2012, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

	U.S. Plans		Foreign Plans		Total
	2013	2012	2013	2012	2013	2012
Amounts recognized in the balance sheet consist of:
Non-current assets	$—	$—	$655	$538	$655	$538
Current liabilities	(6,308)	(3,899)	(913)	(3,077)	(7,221)	(6,976)
Non-current liabilities	(132,334)	(173,282)	(98,866)	(106,328)	(231,200)	(279,610)
Net amount recognized	$(138,642)	$(177,181)	$(99,124)	$(108,867)	$(237,766)	$(286,048)

Net periodic benefit cost for the Company’s defined benefit pension plans includes the following components:

	U.S. Plans			Foreign Plans			Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$10,590	$8,924	$8,058	$4,504	$4,726	$5,260	$15,094	$13,650	$13,318
Interest cost	10,469	12,722	12,264	15,847	18,100	18,495	26,316	30,822	30,759
Expected return on plan assets	(9,533)	(9,212)	(8,381)	(16,100)	(15,582)	(14,319)	(25,633)	(24,794)	(22,700)
Amortization of prior service cost/(credit)	1,571	1,779	2,142	(56)	(93)	310	1,515	1,686	2,452
Amortization of actuarial loss	9,644	7,998	5,826	5,523	5,237	5,702	15,167	13,235	11,528
(Gain)/loss due to curtailments and settlements	2,690	—	—	(516)	589	1,776	2,174	589	1,776
Net periodic benefit cost	$25,431	$22,211	$19,909	$9,202	$12,977	$17,224	$34,633	$35,188	$37,133

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ending July 31, 2013 are as follows:

	U.S. Plans	Foreign Plans	Total
Net actuarial (gain)/loss	$(40,491)	$6,745	$(33,746)
Recognized actuarial loss	(9,644)	(5,523)	(15,167)
Prior service cost	75	—	75
Recognized prior service (cost)/credit	(1,571)	56	(1,515)
Impact of curtailments and settlements	(3,500)	(6,375)	(9,875)
Effect of exchange rates on amounts included in accumulated other comprehensive income	—	(1,327)	(1,327)
Total recognized in other comprehensive (income)/loss, before tax effects	$(55,131)	$(6,424)	$(61,555)
Total recognized in other comprehensive (income)/loss, net of tax effects	$(35,284)	$(3,949)	$(39,233)
Total recognized in net periodic benefit cost and other comprehensive (income)/loss, before tax effects	$(29,700)	$2,778	$(26,922)
Total recognized in net periodic benefit cost and other comprehensive (income)/loss, net of tax effects	$(19,008)	$2,293	$(16,715)

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Amounts recognized in accumulated other comprehensive income (before tax effects) as of July 31, 2013 are as follows:

	U.S. Plans	Foreign Plans	Total
Prior service cost/(credit)	$7,552	$393	$7,945
Net loss	69,427	108,131	177,558
Total amounts recognized in accumulated other comprehensive income	$76,979	$108,524	$185,503

Amounts recognized in accumulated other comprehensive income (before tax effects) as of July 31, 2012 are as follows:

	U.S. Plans	Foreign Plans	Total
Prior service cost/(credit)	$9,162	$(524)	$8,638
Net loss	122,948	115,472	238,420
Total amounts recognized in accumulated other comprehensive income	$132,110	$114,948	$247,058

Amounts in accumulated other comprehensive income expected to be amortized as components of net periodic benefit cost during fiscal year 2014 are as follows:

	U.S. Plans	Foreign Plans	Total
Prior service cost/(credit)	$1,580	$(41)	$1,539
Net actuarial loss	$5,377	$8,925	$14,302

Plan Assumptions

The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost:

	U.S. Plans			Foreign Plans
	2013	2012	2011	2013	2012	2011
Assumptions used to determine benefit obligations
Discount rate	4.40%	3.40%	5.00%	4.18%	4.10%	4.90%
Rate of compensation increase	3.43%	3.45%	4.61%	3.15%	3.18%	3.18%
Assumptions used to determine net periodic benefit cost
Discount rate	3.40%	5.00%	5.25%	4.10%	4.90%	5.00%
Expected long-term rate of return on plan assets	6.75%	7.00%	7.00%	5.69%	5.88%	5.71%
Rate of compensation increase	3.45%	4.61%	4.63%	3.18%	3.18%	3.00%

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Plan Assets and Investment Policies

The Company’s investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while preserving plan assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term return and risk. Plan assets are diversified across several investment managers and are generally invested in liquid funds that track broad market equity and bond indices. The target allocations for the plan assets (based on a weighted average) are 33% equity securities, 31% corporate and government securities, 36% to all other types of investments. Equity securities include investments in domestic and international companies. Fixed income securities include corporate bonds of companies from diversified industries and U.S. and foreign government treasury securities. Other types of investments include investments in a limited partnership, insurance contracts, commingled funds (which primarily represent investments in common collective trusts and fund of funds) and a longevity derivative which follow several different strategies. Plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations.

The following tables present, for each of the fair value hierarchy levels (as defined in Note 9, Fair Value Measurements) the Company’s U.S. and Foreign defined benefit net pension plan assets as of July 31, 2013 and July 31, 2012:

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

		Fair Value Measurements
	As of Jul. 31, 2013	Level 1	Level 2	Level 3
U.S. Plans
Assets
Investments
Equity securities	$88,566	$88,566	$—	$—
Debt securities:
Federal agency	4,801	—	4,801	—
Mortgage/ asset-backed	14,098	—	14,098	—
Corporate	16,895	—	16,895	—
U.S. Treasury	2,714	—	2,714	—
Other investments:
Limited partnership	8,794	—	—	8,794
Commingled funds	13,496	—	13,496	—
Total investments	149,364	88,566	52,004	8,794
Other receivables	942	942	—	—
Total assets	150,306	89,508	52,004	8,794
Liabilities
Payables	3,588	3,588	—	—
Total liabilities	3,588	3,588	—	—
Net U.S. pension assets	$146,718	$85,920	$52,004	$8,794
Foreign Plans
Cash equivalents	$25,442	$25,442	$—	$—
Equity securities	70,297	70,297	—	—
Debt securities:
Corporate	54,280	—	54,280	—
Government bonds	28,813	—	28,813	—
Other investments:
Commingled funds	95,982	—	95,057	925
Insurance contracts	13,483	—	—	13,483
Real estate funds	8,685	—	—	8,685
Total foreign pension assets	296,982	95,739	178,150	23,093
Liabilities
Longevity derivative	458	$—	$—	$458
Total liabilities	458	—	—	458
Net foreign pension assets	$296,524	$95,739	$178,150	$22,635
Total pension assets	$443,242	$181,659	$230,154	$31,429

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

		Fair Value Measurements
	As of Jul. 31, 2012	Level 1	Level 2	Level 3
U.S. Plans
Assets
Investments
Equity securities	$74,115	$74,115	$—	$—
Debt securities:
Federal agency	3,567	—	3,567	—
Mortgage/ asset-backed	14,664	—	14,664	—
Corporate	17,015	—	17,015	—
U.S. Treasury	8,642	—	8,642	—
Other investments:
Limited partnership	9,634	—	—	9,634
Commingled funds	17,116	—	17,116	—
Total investments	144,753	74,115	61,004	9,634
Other receivables	1,006	1,006	—	—
Total assets	145,759	75,121	61,004	9,634
Liabilities
Payables	3,361	3,361	—	—
Total liabilities	3,361	3,361	—	—
Net U.S. pension assets	$142,398	$71,760	$61,004	$9,634
Foreign Plans
Cash equivalents	$7,871	$7,871	$—	$—
Equity securities	122,204	122,204	—	—
Debt securities:	—
Corporate	41,852	—	41,852	—
Government bonds	72,132	—	72,132	—
Other investments:
Commingled funds	19,106	—	8,196	10,910
Insurance contracts	12,180	—	—	12,180
Real estate funds	8,701	—	—	8,701
Total foreign pension assets	284,046	130,075	122,180	31,791
Liabilities
Longevity derivative	612	—	—	612
Total liabilities	612	—	—	612
Net foreign pension assets	$283,434	$130,075	$122,180	$31,179
Total pension assets	$425,832	$201,835	$183,184	$40,813

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following tables present an analysis of changes during fiscal year 2013 and fiscal year 2012 in Level 3 plan assets, by plan asset class, for U.S. and Foreign pension plans using significant unobservable inputs to measure fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Limited partnership	Commingled funds	Insurance contracts	Real estate funds	Longevity derivative	Total
Beginning Balance at July 31, 2012	$9,634	$10,910	$12,180	$8,701	$(612)	$40,813
Actual return on plan assets:
Assets held, end of year	364	46	184	253	141	988
Assets sold during the period	—	183	—	—	—	183
Purchases, sales, and settlements, net	(1,204)	(10,256)	163	—	—	(11,297)
Exchange rate changes	—	42	956	(269)	13	742
Ending balance at July 31, 2013	$8,794	$925	$13,483	$8,685	$(458)	$31,429

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Limited partnership	Commingled funds	Insurance contracts	Real estate funds	Longevity derivative	Total
Beginning Balance at July 31, 2011	$10,058	$12,165	$13,631	$8,617	$(635)	$43,836
Actual return on plan assets:
Assets held, end of year	(399)	234	676	435	(3)	943
Assets sold during the period	(25)	—	—	—	—	(25)
Purchases, sales, and settlements, net	—	(841)	(170)	—	—	(1,011)
Exchange rate changes	—	(648)	(1,957)	(351)	26	(2,930)
Ending balance at July 31, 2012	$9,634	$10,910	$12,180	$8,701	$(612)	$40,813

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Cash Flows
Management’s estimate of the Company’s cash requirements for the defined benefit plans for the year ending July 31, 2014 is $21,254. This is comprised of expected benefit payments of $9,531, which will be paid directly to plan participants from Company assets, as well as expected Company contributions of $11,723. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ from current estimates.
 The following table provides the pension benefits expected to be paid to participants in the next ten fiscal years, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from plan assets:

Expected pension benefit payments
2014	$27,518
2015	33,435
2016	31,953
2017	35,375
2018	37,250
2019-2023	191,079
Defined Contribution Plans
The Company’s 401(k) and profit sharing plan covers substantially all domestic employees of the Company and its participating subsidiaries (the “Plan”), other than those employees covered by a union retirement plan. The Plan provides that participants may voluntarily contribute a percentage of their compensation and the Company will make a matching contribution equal to 100% of the first 3% of each participant’s contributions. In addition, in fiscal year 2013, the Company implemented a supplementary defined contribution plan for a limited group of employees. The expense associated with these plans for fiscal years 2013, 2012, and 2011 was $7,127, $5,903 and $5,964, respectively.
The Company and its subsidiaries also participate in defined contribution pension plans primarily for the benefit of certain foreign employees. The expense associated with these plans was $17,015, $18,778 and $14,764 for fiscal years 2013, 2012 and 2011, respectively.
NOTE 14 – CONTINGENCIES AND COMMITMENTS
 With respect to the matters described below under the headings Federal Securities Class Actions and Shareholder Derivative Lawsuits, the Company has assessed the ultimate resolution of these matters and has reflected appropriate contingent liabilities and related insurance recoveries of an equal amount in the consolidated financial statements as of July 31, 2013.
Federal Securities Class Actions:
 In 2007, four putative class action lawsuits were filed against the Company and certain members of its management team alleging violations of the federal securities laws relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K. These lawsuits were filed between August 14, 2007 and October 11, 2007 in the U.S. District Court for the Eastern District of New York. By Order dated May 28, 2008, the Court consolidated the cases under the caption “In re Pall Corp,” No. 07-CV-3359 (E.D.N.Y.) (JS) (ARL), and appointed a lead plaintiff who filed a consolidated amended complaint in August 2008. The lead plaintiff sought to act as representative for a class consisting of purchasers of the Company’s stock between April 20, 2007, and August 2, 2007, inclusive. The consolidated amended complaint named the Company, its former chief executive officer and former chief financial officer as defendants and alleged violations of Section 10(b) and 20(a) of the Exchange Act, as amended, and Rule 10b-5 promulgated by the Securities and Exchange Commission and alleged that the defendants issued materially false and misleading public statements about the Company’s financial results and financial statements, including the Company’s income tax liability, effective tax rate, internal controls and accounting practices. The plaintiffs sought unspecified compensatory damages, costs and expenses. In September 2009, the Court granted the lead plaintiff leave to file a second amended complaint. After motion practice, the parties conducted discovery during the fiscal year ended July 31, 2011.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

 During fiscal year 2012, the Company reached an agreement with the lead plaintiff to settle the consolidated putative securities class-action lawsuit. Under the terms of the settlement, the lawsuit would be dismissed with prejudice, and the Company and all individual defendants would not admit any liability and would receive a full and complete release of all claims asserted against them in the litigation, in exchange for the payment of an aggregate of $22,500. Of the monetary payment to be made on behalf of the Company and the individual defendants, substantially all would be funded from insurance proceeds. In June 2013, the Court entered an order dismissing the case and approving the settlement. The matters are now closed.

Shareholder Derivative Lawsuits:

In October 2007, two plaintiffs filed identical derivative lawsuits in New York Supreme Court, Nassau County, relating to the Company’s understatement of certain of its U.S. income tax payments and of its provision for income taxes in certain prior periods as described in Note 2, Audit Committee Inquiry and Restatement to the consolidated financial statements included in the 2007 Form 10-K. These actions purported to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties by failing to evaluate and otherwise inform themselves about the Company’s internal controls and financial reporting systems and procedures. In addition, plaintiffs alleged that certain officers of the Company were unjustly enriched as a result of the Company’s inaccurate financial results over fiscal years 1999-2006 and the first three quarters of fiscal year 2007. The complaints sought unspecified compensatory damages on behalf of the Company, disgorgement of defendants’ salaries, bonuses, stock grants and stock options, equitable relief and costs and expenses. The Company, acting in its capacity as nominal defendant, moved to dismiss the complaints for failure to make a demand upon the Company’s board of directors, which motions were granted on April 30 and May 2, 2008. On September 19, 2008, the same two plaintiffs filed a derivative lawsuit in New York Supreme Court, Nassau County, which was served on the Company on September 26, 2008 (the “Saxton Derivative”). This action purported to bring claims on behalf of the Company based on allegations that certain current and former directors and officers of the Company breached their fiduciary duties and were unjustly enriched in connection with the tax matter. In addition, the plaintiffs alleged that the board’s refusal of their demand to commence an action against the defendants was not made in good faith. The plaintiffs and the Company agreed to stay this proceeding.

In November 2008, a shareholder filed a derivative lawsuit in New York Supreme Court, Nassau County, against certain current and former directors and officers of the Company and against the Company as nominal defendant (the “Hoadley Derivative”). The Hoadley Derivative action purported to bring similar claims as the Saxton Derivative. In January 2011, an additional shareholder filed a derivative lawsuit in New York Supreme Court, Nassau County, against certain current and former directors and officers of the Company, and against the Company as nominal defendant (the “Nadoff Derivative”). The action purported to bring claims on behalf of the Company similar to those alleged in the Saxton and Hoadley Derivative actions. The complaint sought damages, together with various injunctive and declaratory relief.

In light of the settlement of the federal class action suit described above, the Company and plaintiffs in the Saxton Derivative, the Hoadley Derivative and the Nadoff Derivative actions began settlement negotiations and entered into a Stipulation of Settlement in April 2013 (the “Stipulation of Settlement”). Under the terms of the Stipulation of Settlement, the lawsuits would be dismissed with prejudice, and the Company and all individual defendants would not admit any liability and would receive a full and complete release of all claims asserted against them in the litigation. In exchange, the Company agreed to reaffirm and otherwise implement certain general corporate governance and internal control goals and principles and pay an aggregate of $1,250 in plaintiffs attorneys’ fees and expenses. Of the monetary payment to be made on behalf of the Company and the individual defendants, substantially all would be funded from insurance proceeds. In June 2013, the Court held a settlement hearing and approved the Stipulation of Settlement. The Court entered a Final Order approving the Stipulation of Settlement in July 2013. The Saxton Derivative, the Hoadley Derivative and the Nadoff Derivative actions are now closed.

Environmental Matters:

The Company has environmental matters, discussed below, at the following three U.S. sites: Ann Arbor, Michigan; Pinellas Park, Florida and Glen Cove, New York.

The Company’s balance sheet at July 31, 2013 contains environmental liabilities of $18,326 which relate to the items discussed below. In the opinion of Company management, the Company is in substantial compliance with applicable environmental laws and regulatory orders and its accruals for environmental remediation are adequate at this time.

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

In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment. In February 2000, the State Assistant Attorney General filed a Motion to Enforce Consent Judgment. Gelman disputed these assertions. Following an evidentiary hearing in July 2000, the Court issued a Remediation Enforcement Order requiring Gelman to submit and implement a detailed plan to reduce the contamination to acceptable levels within five years. Gelman’s plan was approved by both the Court and the State. Although groundwater concentrations remain above acceptable levels in much of the affected area, the Court has expressed its satisfaction with Gelman’s progress during hearings both before and after the five-year period expired.

In February 2004, the Court instructed Gelman to submit its Final Feasibility Study describing how it intends to address an area of groundwater contamination not addressed by the previously approved plan (referred to as “Unit E Aquifer”). Gelman submitted its Feasibility Study as instructed. The State also submitted its plan for remediating this area of contamination to the Court. On December 17, 2004, the Court issued its Order and Opinion Regarding Remediation and Contamination of the Unit E Aquifer to address this area of groundwater contamination.

The Court approved the agreed upon third amendment to the Consent Judgment on March 8, 2011. The amendment consolidated and streamlined the cleanup objectives and requirements, which had previously been included in the Consent Judgment and the Court’s subsequent remediation orders (discussed above). The State and the Company are in the process of implementing the cleanup program required by the amendment.

Since the Company’s acquisition of Gelman, the State asserted several monetary claims allegedly arising from its enforcement of the Consent Judgment. In July 2012, the Company reached a tentative settlement of all monetary claims, including the stipulated penalties for a cost of $500. The settlement will also resolve similar future groundwater monitoring claims.

In July 2011, a Demand Letter from a neighboring landowner was sent to Gelman seeking compensation for diminution in value of approximately 144/154 acres of land resulting from inability to develop the land allegedly due to groundwater contamination emanating from Gelman’s Wagner Road facility. The Company believes there are barriers to development that are independent of the contamination issue. No lawsuit has been filed and it is likely that the statute of limitations in this case has now been reached.

In June 2013, the same neighboring landowner served a “Notice of Intent” regarding the potential filing of a statutory claim commonly referred to as a “Citizen’s Suit”. The relief available under the referenced statutes is limited to injunctive relief. The Company believes that the State’s enforcement action and the court-approved cleanup program bar the threatened private Citizen’s Suit.

Based on the known situation, Company management has concluded that the current remediation reserve of $10,860 at July 31, 2013 is appropriate.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Pinellas Park, Florida:

In 1995, as part of a facility closure, an environmental site assessment was conducted to evaluate potential soil and groundwater impacts from chemicals that may have been used at the Company’s Pinellas Park facility during its manufacturing and testing operations. Methyl Isobutyl Ketone (“MIBK”) concentrations in groundwater were found to be higher than regulatory levels. Soil excavation was conducted in 1998 and subsequent groundwater sampling showed MIBK concentrations below the regulatory limits.
In October 2000, environmental consultants for a prospective buyer of the property found groundwater contamination at the Company’s property. In October 2001, a Site Assessment Report conducted by the Company’s consultants, which detailed contamination concentrations and distributions, was submitted to the Florida Department of Environmental Protection (“FDEP”).

In July 2002, a Supplemental Contamination Assessment Plan and an Interim Remedial Action Plan (“IRAP”) were prepared by the Company’s consultants and submitted to the FDEP. A revised IRAP was submitted by the Company in December 2003, that was accepted by the FDEP in January 2004. A Remedial Action Plan (“RAP”) was submitted by the Company to the FDEP in June 2004. Final approval by the FDEP of the Company’s RAP was received by the Company on August 26, 2006. Pursuant to the approved RAP, the Company began active remediation on the property. Extensive on-site remediation was done to address source area concentrations and eliminate free-phase product, which is required by FDEP.

On March 31, 2006, the FDEP requested that the Company investigate potential off-site migration of contaminants. Off-site contamination was identified and the FDEP was notified. On April 13, 2007, the FDEP reclassified the previously approved RAP as an Interim Source Removal Plan (“ISRP”) because a RAP can only be submitted after all contamination is defined.

Pursuant to FDEP requirements, the Company installed additional on-site and off-site monitoring wells during fiscal years 2006 through 2009. Additional monitoring wells were installed in fiscal year 2010 and monitoring results provided to the FDEP. The Company completed and submitted a Site Assessment Report (“SAR”) Addendum, summarizing the soil and groundwater contamination, delineation and remediation; the FDEP approved the SAR Addendum in May 2012.

The Company submitted a RAP in October 2012 in accordance with a schedule approved by the FDEP. The RAP describes a remedy identified as Risk Management Option III (“RMO III”). The FDEP has agreed with the approach outlined in RMO III. Additional remediation at the site will be designed to satisfy the RMO III site closure requirements, which include (1) no free product contaminants, (2) shrinking or stable plumes, and (3) prevention of future exposure of the public or environment. The RMO III also requires land use restrictions for those properties where contaminate concentrations exceed default values. The Company has secured restrictive covenants for the three properties immediately down gradient and continues negotiation of additional restrictive covenants on other properties including County and City right-of-ways.

In the RAP, the Company proposes the use of groundwater extraction from several well locations. This effort will be designed to stabilize the plume, a requirement of the RMO III closure process. Once the RMO III closure criteria are met and active remediation has stopped, groundwater sampling and analysis must continue for at least the legislative minimum of one year. After groundwater sampling is complete, a closure application will be submitted to FDEP.

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

The NYSDEC has designated two operable units (“OUs”) associated with the Glen Cove facility. In March 2004, the NYSDEC finalized the Record of Decision (“ROD”) for the shallow and intermediate groundwater zones, termed OU-1. The Company signed an Order on Consent for OU-1 effective July 5, 2004, which required the Company to prepare a Remedial Design/Remedial Action (“RD/RA”) Work Plan to address groundwater conditions at the Glen Cove facility.

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

The Company met with NYSDEC representatives on April 12, 2007 to discuss a possible settlement of liability for OU-1 and for the contamination in the deep groundwater zone, termed OU-2. NYSDEC would not agree to settle OU-2 because a remedial investigation had not been completed. After numerous settlement discussions, the Company and NYSDEC executed on September 23, 2009 a Consent Decree settling liability for OU-1. On October 23, 2009, the Consent Decree was entered by the clerk of the United States District Court for the Eastern District of New York and became effective. Pursuant to the Consent Decree, the Company paid $2,000 on November 19, 2009 (which was previously accrued) in exchange for a broad release of OU-1 claims and liability. Claims and losses arising out of or in connection with OU-2 or any damages to the State’s natural resources are excluded from the settlement. The ROD for OU-2 was deferred by NYSDEC until additional data was available to delineate contamination and select an appropriate remedy. NYSDEC requested that the Company and Photocircuits enter into a joint Order on Consent for the remedial investigation for OU-2. Photocircuits was not willing to enter into an Order and the Company was informed by NYSDEC that it would undertake the OU-2 investigation at the Photocircuits property. Photocircuits filed for Chapter 11 bankruptcy in October 2005 and, in or about March 2006, the assets of Photocircuits’ Glen Cove facility were sold to American Pacific Financial Corporation (“AMPAC”). AMPAC operated the facility under the Photocircuits name, but closed it on or about April 15, 2007. A Final Decree and Order closing Photocircuits’ Chapter 11 bankruptcy case was entered by the U.S. Bankruptcy Court on September 16, 2009 and no distributions were made to general unsecured creditors, which included the Company.

In July 2007, NYSDEC commenced the OU-2 investigation at both the Photocircuits and Pall sites. The Company retained an engineering consultant to oversee NYSDEC’s OU-2 work. NYSDEC’s OU-2 investigation is completed. In March 2013, NYSDEC issued RODs setting forth the remedies it selected for OU-2 at both the Pall and the Photocircuits sites. NYSDEC proposes to construct a single remedial system at the Pall site to address impacts to OU-2 at both sites. The remedy consists of in-situ chemical oxidation, groundwater pumping and reinjection, monitoring, and operation and maintenance activities.

NYSDEC has incurred costs for the OU-2 investigation at the Pall site. If the OU-2 investigation costs are not paid by the Company after receipt of a demand from NYSDEC, it is expected that NYSDEC will bring a cost recovery action against the Company for the investigation costs. If the Company does not implement the OU-2 remedy selected in the ROD, NYSDEC will implement the remedy. In that case, NYSDEC will bring a cost recovery action against the Company for the cost of the construction of the remedy. The cost to implement the remedy will not be known until certain pilot testing to assess the feasibility of the remedial process for OU-2 is completed. The Company has met with NYSDEC representatives regarding possible settlement of any present and future claims that NYSDEC may have related to OU-2 and settlement discussions are ongoing.

Effective August 14, 2010, the Company and the State entered into a Tolling Agreement pursuant to which the time between October 9, 2009, the date of the Consent Decree for OU-1 was filed, and January 31, 2012, or such date as the State files suit, will not be included when computing the statute of limitations applicable to the commencement of any action by the State in connection with claims and losses arising out of OU-2 or natural resource damages associated with OU-1 or OU-2. On January 30, 2012 and January 23, 2013, the Company and the State entered into other Tolling Agreements extending the statute of limitations exclusion period concerning OU-2 through January 31, 2014.

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Other Contingencies and Commitments:

The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. Other than those legal proceedings and claims discussed above, the Company did not have any current other legal proceedings and claims that would individually or in the aggregate have a reasonably possible materially adverse effect on its financial condition or operating results. As such, any reasonably possible loss or range of loss, other than those related to the legal proceedings discussed in this Note, is immaterial. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in several of these legal matters in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of July 31, 2013 and July 31, 2012 is immaterial to the financial position of the Company as is the change in the accrual for fiscal year 2013 to the Company’s consolidated results of operations, cash flows and financial position.

As of July 31, 2013, the Company had surety bonds outstanding relating primarily to its long-term contracts with governmental agencies of approximately $181,840.

The Company and its subsidiaries lease office and warehouse space, automobiles, computers and office equipment. Rent expense from continuing operations for all operating leases amounted to approximately $34,694 in fiscal year 2013, $35,319 in fiscal year 2012 and $31,943 in fiscal year 2011. Future minimum rental commitments at July 31, 2013, for all non-cancelable operating leases with initial terms exceeding one year are $26,460 in 2014; $17,827 in 2015; $11,796 in 2016; $7,714 in 2017; $4,558 in 2018 and $11,433 thereafter.

The Company and its subsidiaries have various non-cancelable purchase commitments for goods or services with various vendors that have terms in excess of one year. Future purchase commitments at July 31, 2013, for the aforementioned purchase commitments are $47,934 in 2014; $5,131 in 2015; $3,898 in 2016, $2,592 in 2017, $2,636 in 2018 and $6,381 thereafter.

NOTE 15 – COMMON STOCK

Stock Repurchase Programs

The following table highlights the share repurchase authorizations in effect during fiscal year 2013:

	Date of Authorization
	Oct 16, 2008	Sep 26, 2011	Jan 17, 2013	Total
Amount available for repurchases as of July 31, 2012	$81,873	$250,000	$—	$331,873
New authorizations	—	—	250,000	250,000
Utilized	(81,873)	(168,127)	—	(250,000)
Amount available for repurchases as of July 31, 2013	$—	$81,873	$250,000	$331,873
The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. Total repurchases in fiscal year 2013 were 3,971 shares at an aggregate cost of $250,000, with an average price per share of $62.95. The aggregate cost of repurchases in fiscal years 2012 and 2011 was $121,164 (2,281 shares at an average price per share of $53.12) and $149,907 (2,867 shares at an average price per share of $52.29), respectively. As of July 31, 2013, $331,873 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Stock Plans

The Company currently has four stock-based employee and director compensation award types (Stock Option, Restricted Stock Unit (“RSU”), Management Stock Purchase Plan (“MSPP”) and the Employee Stock Purchase Plan (“ESPP”)), which are described more fully below under the captions Stock Purchase Plans and Stock Option and Restricted Stock Unit Plans. The detailed components of stock-based compensation expense recorded in the consolidated statements of earnings for the years ended July 31, 2013, July 31, 2012 and July 31, 2011 are illustrated in the table below.

	July 31, 2013	July 31, 2012	July 31, 2011
Restricted stock units	$18,444	$17,113	$12,404
Stock options	6,147	6,356	5,253
Employee stock purchase plan (“ESPP”)	1,217	4,348	4,330
Management stock purchase plan (“MSPP”)	3,970	4,221	3,940
Total	$29,778	$32,038	$25,927

The following table illustrates the income tax effects related to stock-based compensation for the fiscal years:

	2013	2012	2011
Excess tax benefits in cash flows from financing activities	$15,812	$7,757	$12,777
Tax benefit recognized related to total stock-based compensation expense	7,587	8,755	8,457
Actual tax benefit realized for tax deductions from option exercises of stock-based payment arrangements	29,558	16,831	23,074

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

	2013	2012	2011
Stock Options
Weighted average fair value at grant date	$18.34	$14.13	$15.78
Valuation assumptions:
Expected dividend yield	1.5%	2.0%	1.9%
Expected volatility	37.6%	38.6%	36.8%
Expected life (years)	4.75	5.00	5.00
Risk-free interest rate	0.7%	0.8%	1.8%

	2012	2011
ESPP Shares
Weighted average fair value at grant date	$13.06	$11.66
Valuation assumptions:
Expected dividend yield	1.4%	1.5%
Expected volatility	41.5%	31.4%
Expected life (years)	½ year	½ year
Risk-free interest rate	0.1%	0.1%

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
The fair value of the restricted unit awards are determined by reference to the closing price of the stock on the date of the award, and are charged to earnings over the service periods during which the awards are deemed to be earned; four years, in the case of units awarded to employees and upon grant, in the case of the annual award units to non-employee directors. The annual award units granted to non-employee directors of the Company (and any related dividends paid in the form of additional units) are converted to shares once the director ceases to be a member of the board of directors, other than for removal for cause, for units granted before December 31, 2012. With respect to units granted after December 31, 2013, the units are converted to shares on the date of grant or if deferred, on (i) a date selected by the director, (ii) upon termination of the directors’ service on the Board, or (iii) the earlier of the date selected by the director or termination of his or her service on the Board. A total of 16 and 21 annual award units were granted during the years ended July 31, 2013 and July 31, 2012, respectively, with weighted-average fair market values of $63.63 and $58.02 per share, respectively. Restricted stock units granted to employees cliff-vest after the fourth anniversary of the date of grant. In addition to the awards noted above, in fiscal year 2013, the Company made performance-based RSU (“PRSU”) awards to a small group of employees. These awards cliff vest at the end of fiscal year 2015, based upon achievement of preset operating return on capital metrics, as defined in the form of award. Dividends on unvested restricted stock units vest at the same time as the restricted units for which the dividends were recorded and are forfeitable if the participant does not vest in the original award.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

A summary of restricted stock unit activity, excluding annual award units, for the 2005 Stock Plan and 2012 Stock Plan during the year ended July 31, 2013, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 31, 2012	1,410	$42.70
Granted	464	64.34
Vested	(335)	30.49
Forfeited	(176)	47.10
Nonvested at July 31, 2013	1,363	$52.50

As of July 31, 2013 there was $40,950 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan and 2012 Stock Plan, which is expected to be recognized over a weighted-average period of 2.7 years.

A summary of option activity for all stock option plans during the year ended July 31, 2013 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2012	2,651	$40.03
Granted	569	64.69
Exercised	(910)	32.18
Forfeited or Expired	(101)	46.22
Outstanding at July 31, 2013	2,209	$49.31	4.7	$45,637
Expected to vest at July 31, 2013	1,374	$54.55	5.5	$21,199
Exercisable at July 31, 2013	815	$40.18	3.4	$24,263

As of July 31, 2013, there was $16,527 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 3 years. The total intrinsic value of options exercised during the years ended July 31, 2013, July 31, 2012 and July 31, 2011 was $30,604, $17,326 and $39,583, respectively. The intrinsic value is the result of multiplying shares by the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

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

The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which cliff vest after four years. Such restricted units aggregated 681 and 934 as of July 31, 2013 and July 31, 2012, respectively. As of July 31, 2013, there was $9,416 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 2.8 years.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following is a summary of MSPP activity during the fiscal years:

	2013	2012	2011
Deferred compensation and cash contributions	$6,819	$5,336	$4,351
Fair value of restricted stock units vested	$5,364	$3,950	$4,095
Vested units distributed	410	205	176

For the offering periods ending October 31, 2011 and April 30, 2012, the ESPP enabled participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. Effective with the offering period beginning on May 1, 2012, the ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the market price at the end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. For the years ended July 31, 2013, July 31, 2012 and July 31, 2011, the Company issued 116, 470 and 512 shares at an average price of $54.95, $43.02 and $35.09, respectively, related to the ESPP.

All plans provide for accelerated vesting if there is a change in control (as defined in, and subject to the terms and conditions of, the plans). All of the above shares were issued from treasury stock.

As of July 31, 2013, approximately 4,451 shares of common stock of the Company were reserved for stock-based compensation plans (approximately 1,353 shares are reserved for vested awards and approximately 3,098 shares are reserved for unvested awards). The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.

NOTE 16 – INCENTIVE COMPENSATION PLANS

The plans provide additional compensation to officers and key employees of the Company and its subsidiaries based upon the achievement of specified goals. The compensation committee of the board of directors establishes the goals on which the Company’s executive officers are compensated, and management establishes the goals for other covered employees. The aggregate amounts charged to expense in connection with the plans were $29,448, $30,243 and $32,328 for fiscal years 2013, 2012 and 2011, respectively.

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are as follows:

	Pretax Amount	Tax Effect	Net Amount
2013
Foreign currency translation	$(1,557)	$(11,508)	$(13,065)
Pension liability adjustment	61,555	(22,322)	39,233
Unrealized investment gains/(losses), net of reclassification adjustment (a)	(2,308)	827	(1,481)
Unrealized gains/(losses) on derivatives	(2,742)	170	(2,572)
Other comprehensive gain/(loss)	$54,948	$(32,833)	$22,115

2012
Foreign currency translation	$(107,749)	$(2,066)	$(109,815)
Pension liability adjustment	(63,473)	20,860	(42,613)
Unrealized investment gains/(losses), net of reclassification adjustment (a)	(9,180)	3,284	(5,896)
Unrealized gains/(losses) on derivatives	270	—	270
Other comprehensive gain/(loss)	$(180,132)	$22,078	$(158,054)

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

	Pretax Amount	Tax Effect	Net Amount
2011
Foreign currency translation	$101,553	$8,676	$110,229
Pension liability adjustment	14,560	(3,814)	10,746
Unrealized investment gains/(losses) (a)	6,368	(2,292)	4,076
Unrealized gains/(losses) on derivatives	—	—	—
Other comprehensive gain/(loss)	$122,481	$2,570	$125,051

(a)	The unrealized gains (losses) on available-for-sale securities, net of related taxes, consisted of the following:

	2013	2012	2011
Net unrealized gains/(losses) arising during the period, net of tax (expense)/benefit of $790, $(260) and $(2,292) in 2013, 2012 and 2011, respectively	$(1,416)	$56	$4,076
Reclassification adjustment for gain included in net earnings	(65)	(5,952)	—
Other comprehensive income	$(1,481)	$(5,896)	$4,076

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
 Cash and cash equivalents, short-term investments, investments and retirement benefit assets and income taxes, all of which are managed at the Corporate level, are included in Corporate/Shared Services Groups’ assets. Furthermore assets not specifically identified to a business are also included in Corporate/Shared Services Groups’ assets. Accounts receivable and inventory are in all cases specifically identified to a segment.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

SEGMENT INFORMATION:	2013	2012	2011
SALES:
Life Sciences	$1,309,375	$1,253,594	$1,184,142
Industrial	1,338,688	1,418,062	1,333,053
Total	$2,648,063	$2,671,656	$2,517,195
SEGMENT PROFIT:
Life Sciences	319,271	319,312	292,503
Industrial	214,798	198,747	182,749
Total segment profit	534,069	518,059	475,252
Corporate Services Group	66,640	64,114	61,125
ROTC	40,182	66,858	26,505
Interest expense, net	15,621	20,177	18,903
Earnings before income taxes from continuing operations	$411,626	$366,910	$368,719
DEPRECIATION AND AMORTIZATION:
Life Sciences	$61,709	$55,489	$47,895
Industrial	42,641	45,419	38,585
Subtotal	104,350	100,908	86,480
Corporate Services Group	1,934	2,479	2,239
Total depreciation and amortization from continuing operations	$106,284	$103,387	$88,719
CAPITAL EXPENDITURES:
Life Sciences	$40,589	$47,694	$55,313
Industrial	33,551	26,227	41,361
Subtotal	74,140	73,921	96,674
Corporate/Shared Services Groups	36,042	84,988	64,097
Total	$110,182	$158,909	$160,771
IDENTIFIABLE ASSETS:
Life Sciences	$1,090,585	$1,274,036	$1,097,616
Industrial	898,064	955,541	1,011,778
Subtotal	1,988,649	2,229,577	2,109,394
Corporate/Shared Services Groups	1,484,190	1,118,315	1,123,022
Total	$3,472,839	$3,347,892	$3,232,416
GEOGRAPHIC INFORMATION:
SALES:
Americas	$849,486	$839,984	$779,763
Europe	1,034,515	1,022,952	995,521
Asia	764,062	808,720	741,911
Total	$2,648,063	$2,671,656	$2,517,195

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

SEGMENT INFORMATION:	2013	2012	2011
IDENTIFIABLE ASSETS:
Americas	$1,127,364	$1,318,312	$1,108,943
Europe	590,893	644,721	695,297
Asia	322,483	350,510	375,283
Eliminations	(52,091)	(83,966)	(70,129)
Subtotal	1,988,649	2,229,577	2,109,394
Corporate/Shared Services Groups	1,484,190	1,118,315	1,123,022
Total	$3,472,839	$3,347,892	$3,232,416
Sales by the Company’s U.S. operations to unaffiliated customers totaled approximately $750,000, $733,000 and $709,000 in fiscal years 2013, 2012 and 2011, respectively. Included therein are export sales of approximately $65,000, $41,000 and $56,000 in fiscal years 2013, 2012 and 2011, respectively. Sales by the Company’s subsidiaries in the Eurozone amounted to approximately $731,000, $723,000 and $689,000 in fiscal years 2013, 2012 and 2011, respectively. No country in the Eurozone was individually material as a percentage of total Company sales in fiscal years 2013, 2012 and 2011. Sales by the Company’s subsidiary in Japan amounted to approximately $225,000, $259,000 and $248,000 in fiscal years 2013, 2012 and 2011, respectively. The Company considers its foreign operations to be of major importance to its future growth prospects. The risks related to the Company’s foreign operations include the local political and regulatory developments as well as the global and regional economic climate.
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
The Product Line, which was a component of the Company’s Life Sciences segment, met the criteria for discontinued operations and held for sale presentation during the third quarter of fiscal year 2012 and has been reported as a discontinued operation in the Company’s consolidated financial statements. The Company did not allocate any portion of the Company’s interest expense to discontinued operations.
The key components of discontinued operations for the three years ended July 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Net sales	$8,975	$230,826	$223,721

Earnings from discontinued operations before income taxes	$390,058	$55,684	$50,803
Provision for income taxes	145,085	17,322	14,504
Earnings from discontinued operations, net of income taxes	$244,973	$38,362	$36,299

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Included in earnings from discontinued operations before income taxes above are a gain/(loss) on the sale of the Product Line of $395,893 for the year ended July 31, 2013, and $9,150 of external costs related to the planned sale of the Product Line for the year ended July 31, 2012.
As of July 31, 2012 the aggregate components of assets and liabilities classified as held for sale in the consolidated balance sheet as of July 31, 2012 consisted of the following:

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
The results of ForteBio for the period from the Closing Date are included in the accompanying consolidated financial statements and reported in the Life Sciences segment results in Note 18, Segment Information and Geographies. Assuming this transaction had been made at the beginning of fiscal year 2011, the consolidated pro forma results would not be materially different from reported results.

PALL CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Additions to Reserve	Write-offs	Translation / Other Adjustments	Balance at End of Year
Allowance for doubtful accounts:
Year Ended:
July 31, 2013	$11,733	$7,173	$(4,498)	$492	$14,900
July 31, 2012	$8,383	$3,387	$(1,103)	$1,066	$11,733
July 31, 2011	$10,804	$1,455	$(3,471)	$(405)	$8,383