Form 10-Q
period 2013-10-31
PALL CORP
filed 2013-12-03
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of November 29, 2013 was 110,790,224.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Oct 31, 2013	Jul 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$967,976	$936,886
Accounts receivable	532,804	566,335
Inventory	408,161	381,047
Prepaid expenses	73,917	72,808
Other current assets	70,897	92,953
Total current assets	2,053,755	2,050,029
Property, plant and equipment	796,946	774,948
Goodwill	345,157	342,492
Intangible assets	140,687	137,243
Other non-current assets	167,721	168,127
Total assets	$3,504,266	$3,472,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$259,974	$169,967
Accounts payable	137,736	157,176
Accrued liabilities	289,097	312,829
Income taxes payable	49,808	60,732
Current portion of long-term debt	421	420
Dividends payable	30,462	27,947
Total current liabilities	767,498	729,071
Long-term debt, net of current portion	467,562	467,319
Income taxes payable – non-current	143,025	141,843
Deferred taxes and other non-current liabilities	331,982	319,650
Total liabilities	1,710,067	1,657,883

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	284,318	298,150
Retained earnings	2,317,422	2,285,031
Treasury stock, at cost	(824,551)	(740,229)
Accumulated other comprehensive income/(loss):
Foreign currency translation	127,825	84,598
Pension liability adjustment	(125,805)	(125,211)
Unrealized investment gains	2,041	2,123
Unrealized gains/(losses) on derivatives	153	(2,302)
Total accumulated other comprehensive income/(loss)	4,214	(40,792)
Total stockholders’ equity	1,794,199	1,814,956
Total liabilities and stockholders’ equity	$3,504,266	$3,472,839

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Net sales	$629,779	$627,600
Cost of sales	304,065	300,517
Gross profit	325,714	327,083

Selling, general and administrative expenses	194,884	195,965
Research and development	23,267	22,575
Restructuring and other charges, net	9,198	4,274
Interest (income)/expense, net	5,977	(568)
Earnings from continuing operations before income taxes	92,388	104,837
Provision for income taxes	20,875	15,672
Net earnings from continuing operations	$71,513	$89,165
Earnings from discontinued operations, net of income taxes	$—	$250,307
Net earnings	$71,513	$339,472

Earnings per share from continuing operations:
Basic	$0.64	$0.78
Diluted	$0.63	$0.77
Earnings per share from discontinued operations:
Basic	$—	$2.18
Diluted	$—	$2.15
Earnings per share:
Basic	$0.64	$2.96
Diluted	$0.63	$2.92

Dividends declared per share	$0.275	$0.250

Average shares outstanding:
Basic	111,870	114,589
Diluted	113,135	116,097

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012

Net earnings	$71,513	$339,472
Other comprehensive income, net of income taxes:
Foreign currency translation	43,227	33,752
Pension liability adjustment	(594)	1,188
Unrealized investment gains/(losses)	(82)	407
Unrealized gains/(losses) on derivatives	2,455	(1,952)
Total other comprehensive income, net of income taxes	$45,006	$33,395
Comprehensive income	$116,519	$372,867

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Operating activities:
Net cash provided by operating activities	$85,897	$38,958

Investing activities:
Capital expenditures	(18,915)	(23,477)
Acquisition of businesses	(1,460)	—
Purchases of retirement benefit assets	(4,693)	(15,747)
Proceeds from retirement benefit assets	9,027	15,220
Proceeds from sale of assets	471	535,680
Other	(1,685)	(617)
Net cash provided/(used) by investing activities	(17,255)	511,059

Financing activities:
Notes payable	90,007	(74,931)
Dividends paid	(27,947)	(23,979)
Long-term borrowings	—	17
Repayments of short-term debt	(3,927)	—
Repayments of long-term debt	(195)	(120)
Net proceeds from stock plans	15,251	13,528
Purchase of treasury stock	(125,000)	(75,000)
Excess tax benefits from stock-based compensation arrangements	3,122	4,779
Net cash used by financing activities	(48,689)	(155,706)
Cash flow for period	19,953	394,311
Cash and cash equivalents at beginning of year	936,886	500,274
Effect of exchange rate changes on cash and cash equivalents	11,137	15,095
Cash and cash equivalents at end of period	$967,976	$909,680
Supplemental disclosures:
Interest paid	$1,175	$11,004
Income taxes paid (net of refunds)	22,826	49,039

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
The condensed consolidated financial information of Pall Corporation and its subsidiaries (hereinafter collectively called the “Company”) included herein is unaudited. Such information reflects all adjustments of a normal recurring nature, which are, in the opinion of Company management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013 (“2013 Form 10-K”).
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

NOTE 2 – BALANCE SHEET DETAILS
The following tables provide details of selected balance sheet items:

	Oct 31, 2013	Jul 31, 2013
Accounts receivable:
Billed	$469,075	$508,448
Unbilled	78,508	72,787
Total	547,583	581,235
Less: Allowances for doubtful accounts	(14,779)	(14,900)
	$532,804	$566,335
Unbilled receivables principally relate to revenues accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

	Oct 31, 2013	Jul 31, 2013
Inventory:
Raw materials and components	$107,496	$94,837
Work-in-process	107,579	94,998
Finished goods	193,086	191,212
	$408,161	$381,047

Property, plant and equipment:
Property, plant and equipment	$1,707,055	$1,650,274
Less: Accumulated depreciation and amortization	(910,109)	(875,326)
	$796,946	$774,948

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill, allocated by reportable segment.

	Oct 31, 2013	Jul 31, 2013
Life Sciences	$182,743	$180,896
Industrial	162,414	161,596
	$345,157	$342,492
Intangible assets, net, consist of the following:

	Oct 31, 2013
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$113,558	$61,330	$52,228
Customer-related intangibles	105,528	25,226	80,302
Trademarks	13,357	6,403	6,954
Other	3,676	2,473	1,203
	$236,119	$95,432	$140,687

	Jul 31, 2013
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$123,707	$69,992	$53,715
Customer-related intangibles	97,016	22,425	74,591
Trademarks	13,291	6,166	7,125
Other	4,425	2,613	1,812
	$238,439	$101,196	$137,243
Goodwill and intangible assets were primarily impacted by changes in the foreign exchange rates used to translate goodwill and intangible assets of foreign subsidiaries. Intangible assets were additionally impacted by an immaterial acquisition of a European manufacturing entity in the first quarter of fiscal year 2014.
Amortization expense from continuing operations for intangible assets for the three months ended October 31, 2013 and October 31, 2012 was $4,724 and $5,278, respectively. Amortization expense is estimated to be approximately $13,899 for the remainder of fiscal year 2014, $16,893 in fiscal year 2015, $15,663 in fiscal year 2016, $15,584 in fiscal year 2017, $15,466 in fiscal year 2018 and $13,051 in fiscal year 2019.

NOTE 4 – TREASURY STOCK
The following table highlights the share repurchase authorizations in effect during fiscal year 2014:

	Date of Authorization
	Sep 26, 2011	Jan 17, 2013	Total
Amount available for repurchases as of July 31, 2013	$81,873	$250,000	$331,873
New authorizations	—	—	—
Utilized	(81,873)	(43,127)	(125,000)
Amount available for repurchases as of October 31, 2013	$—	$206,873	$206,873

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations. In September 2013, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution to repurchase $125,000 of the Company’s common stock. Under the agreement, the Company paid $125,000 to the financial institution, using cash on hand, and received an initial delivery of approximately 1,371 shares at an aggregate cost of $106,250, with an average price per share of $77.50. These shares were included in treasury stock in the accompanying condensed consolidated balance sheet as of October 31, 2013. The remaining $18,750 was included in additional paid in capital in the accompanying condensed consolidated balance sheets as of October 31, 2013. The transaction was completed in the second quarter of fiscal year 2014, with the Company receiving approximately 202 additional shares, at which time the $18,750 initially included in additional paid in capital was reclassified to treasury stock. The final number of shares delivered upon settlement of the transaction was determined with reference to the average price of the Company's common stock over the term of the ASR agreement.
During the three months ended October 31, 2013, 538 shares were issued under the Company’s stock-based compensation plans. At October 31, 2013, the Company held 17,003 treasury shares.

NOTE 5 – CONTINGENCIES AND COMMITMENTS
With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the Company’s 2013 Form 10-K and below, the Company has assessed the ultimate resolution of these matters and has reflected appropriate contingent liabilities in the condensed consolidated financial statements as of October 31, 2013 and July 31, 2013.
The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. Other than those legal proceedings and claims discussed in the 2013 Form 10-K and this Note, the Company is not facing any other legal proceedings and claims that would individually or in the aggregate have a reasonably possible material adverse effect on its financial condition or operating results. As such, any reasonably possible loss or range of loss, other than those legal proceedings discussed in the 2013 Form 10-K and this Note, is immaterial. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in several of these legal matters in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
Environmental Matters:
With respect to the environmental matters at the Company’s Pinellas Park, Florida site, previously disclosed in Note 14, Contingencies and Commitments to the Company’s consolidated financial statements included in the Company’s 2013 Form 10-K, the Florida Department of Environmental Protection approved the remedial action plan in September 2013. As a result of this, the Company added $4,440 to its environmental reserves in the quarter.
The Company’s condensed consolidated balance sheet at October 31, 2013 includes liabilities for environmental matters of approximately $22,224 which relate primarily to the environmental proceedings discussed in the 2013 Form 10-K and as updated in this Note. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6 – RESTRUCTURING AND OTHER CHARGES, NET
The following tables summarize the restructuring and other charges (“ROTC”) recorded in the three months ended October 31, 2013 and October 31, 2012:

	Three Months Ended Oct 31, 2013
	Restructuring (1)	Other (Gains)/Charges (2)	Total
Severance benefits and other employment contract obligations	$3,115	$442	$3,557
Professional fees and other costs, net of receipt of insurance claim payments	1,243	142	1,385
Loss on sale and impairment of assets, net	—	160	160
Environmental matters	—	4,440	4,440
Reversal of excess restructuring reserves	(344)	—	(344)
	$4,014	$5,184	$9,198

Cash	$4,014	$5,024	$9,038
Non-cash	—	160	160
	$4,014	$5,184	$9,198

	Three Months Ended Oct 31, 2012
	Restructuring (1)	Other (Gains)/ Charges (2)	Total
Severance benefits and other employment contract obligations	$3,279	$—	$3,279
Professional fees and other costs, net of receipt of insurance claim payments	443	699	1,142
Loss on sale and impairment of assets, net	43	—	43
Reversal of excess restructuring reserves	(190)	—	(190)
	$3,575	$699	$4,274

Cash	$3,532	$699	$4,231
Non-cash	43	—	43
	$3,575	$699	$4,274
(1) Restructuring:
In fiscal year 2012, the Company announced a multi-year strategic cost reduction initiative (“structural cost improvement initiative”). This initiative impacts both segments as well as the Corporate Services Group. The goal of this initiative is to properly position the Company's cost structure globally to perform in the current economic environment without adversely impacting its growth or innovation potential.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Key components of the structural cost improvement initiative include:

•	the strategic alignment of manufacturing, sales and R&D facilities to cost-effectively deliver high-quality products and superior service to the Company's customers worldwide,

•	creation of regional shared financial services centers for the handling of accounting transaction processing and other accounting functions,

•	reorganization of sales functions, to more cost- efficiently deliver superior service to the Company's customers globally, and

•	reductions in headcount across all functional areas, enabled by efficiencies gained through the Company's ERP systems as well as in order to align to economic conditions.
Restructuring charges recorded in the three months ended October 31, 2013 and October 31, 2012 primarily reflect the expenses incurred in connection with the Company’s structural cost improvement initiative as discussed above.
(2) Other (Gains) / Charges:
Environmental Matters: As discussed in Note 5, Contingencies and Commitments, in the three months ended October 31, 2013, the Company increased its previously established environmental reserve related to a matter in Pinellas Park, Florida.

The following table summarizes the activity related to restructuring liabilities recorded for the Company’s structural cost improvement initiative which began in fiscal year 2012:

	Severance	Other	Total

Original charge	$61,852	$3,448	$65,300
Utilized	(27,365)	(2,798)	(30,163)
Translation	(123)	(47)	(170)
Balance at Jul 31, 2012	$34,364	$603	$34,967
Additions	21,637	2,840	24,477
Utilized	(29,574)	(1,936)	(31,510)
Reversal of excess reserves	(500)	(57)	(557)
Translation	313	23	336
Balance at Jul 31, 2013	$26,240	$1,473	$27,713
Additions	3,115	1,243	4,358
Utilized	(8,650)	(823)	(9,473)
Reversal of excess reserves	(277)	(67)	(344)
Translation	327	42	369
Balance at Oct 31, 2013	$20,755	$1,868	$22,623
Excluded from the table above are restructuring liabilities relating to restructuring plans initiated in fiscal year 2010. At October 31, 2013, the balance of these liabilities was $233.

NOTE 7 – INCOME TAXES
The Company’s effective tax rates on continuing operations for the three months ended October 31, 2013 and October 31, 2012 were 22.6% and 14.9%, respectively. For the three months ended October 31, 2013, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations. For the three months ended October 31, 2012, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and a net tax benefit of $7,757 primarily from the resolution of a U.S. tax audit partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings.

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
At October 31, 2013 and July 31, 2013, the Company had gross unrecognized income tax benefits of $206,479 and $203,376, respectively. During the three months ended October 31, 2013, the amount of gross unrecognized tax benefits increased by $3,103, primarily due to tax positions taken during the current period and the impact of foreign currency translation. As of October 31, 2013, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $157,531.
At October 31, 2013 and July 31, 2013, the Company had liabilities of $19,235 and $18,622, respectively, for potential payment of interest and penalties.
Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $65,069.

NOTE 8 – COMPONENTS OF NET PERIODIC PENSION COST
Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Oct 31, 2013	Oct 31, 2012	Oct 31, 2013	Oct 31, 2012	Oct 31, 2013	Oct 31, 2012
Service cost	$2,170	$2,648	$996	$1,189	$3,166	$3,837
Interest cost	3,028	2,617	4,204	4,018	7,232	6,635
Expected return on plan assets	(2,325)	(2,383)	(3,438)	(4,103)	(5,763)	(6,486)
Amortization of prior service cost/(credit)	395	393	(11)	(17)	384	376
Amortization of actuarial loss	1,344	2,411	1,386	1,400	2,730	3,811
Loss due to curtailments and settlements	—	16	—	—	—	16
Net periodic benefit cost	$4,612	$5,702	$3,137	$2,487	$7,749	$8,189

NOTE 9 – STOCK–BASED PAYMENT
The Company currently has four stock-based employee and director compensation award types (Restricted Stock Unit, Stock Option Plans, Management Stock Purchase Plan (“MSPP”), and Employee Stock Purchase Plan (“ESPP”)), which are more fully described in Note 15, Common Stock, to the consolidated financial statements included in the 2013 Form 10-K.
The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three months ended October 31, 2013 and October 31, 2012 are reflected in the table below:

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Restricted stock units	$4,193	$3,308
Stock options	1,521	1,134
ESPP	225	388
MSPP	192	850
Total	$6,131	$5,680

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 10 – EARNINGS PER SHARE
The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that any cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and restricted stock units aggregating 529 and 561 shares were not included in the computation of diluted shares for the three months ended October 31, 2013 and October 31, 2012, respectively, because their effect would have been antidilutive. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Basic shares outstanding	111,870	114,589
Effect of stock plans	1,265	1,508
Diluted shares outstanding	113,135	116,097

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2013:

	Fair Value Measurements
	As of
	Oct 31, 2013	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$2,786	$2,786	$—	$—
Available-for-sale securities:
Equity securities	185	185	—	—
Debt securities:
Corporate	30,749	—	30,749	—
U.S. Treasury	11,287	—	11,287	—
Federal Agency	20,086	—	20,086	—
Mortgage-backed	5,975	—	5,975	—
Commercial paper	1,699	—	1,699	—
Trading securities	201	199	2	—
Derivative financial instruments:
Foreign exchange forward contracts	1,180	—	1,180	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	1,395	—	1,395	—

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2013:

	Fair Value Measurements
	As of
	Jul 31, 2013	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$6,404	$6,404	$—	$—
Available-for-sale securities:
Equity securities	176	176	—	—
Debt securities:
Corporate	32,393	—	32,393	—
U.S. Treasury	11,543	—	11,543	—
Federal Agency	20,642	—	20,642	—
Mortgage-backed	5,990	—	5,990	—
Trading securities	190	190	—	—
Derivative financial instruments:
Foreign exchange forward contracts	301	—	301	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	3,066	—	3,066	—

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
NOTE 12 – INVESTMENT SECURITIES
The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the benefits protection trusts at October 31, 2013 range from 2013 to 2044.

	Cost/ Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains/(Losses)
October 31, 2013
Equity securities	$185	$185	$—	$—	$—
Debt securities:
Corporate	29,913	30,749	1,262	(426)	836
U.S. Treasury	11,120	11,287	260	(93)	167
Federal agency	19,285	20,086	1,105	(304)	801
Mortgage-backed	5,751	5,975	229	(5)	224
Commercial Paper	1,698	1,699	1	—	1
	$67,952	$69,981	$2,857	$(828)	$2,029

July 31, 2013
Equity securities	$176	$176	$—	$—	$—
Debt securities:
Corporate	31,546	32,393	1,274	(427)	847
U.S. Treasury	11,339	11,543	294	(90)	204
Federal agency	19,810	20,642	1,131	(299)	832
Mortgage-backed	5,752	5,990	238	—	238
	$68,623	$70,744	$2,937	$(816)	$2,121

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
October 31, 2013
Debt securities:
Corporate	$8,792	$(426)	$—	$—	$8,792	$(426)
U.S. Treasury	4,391	(93)	—	—	4,391	(93)
Mortgage-backed	1,501	(5)	—	—	1,501	(5)
Federal agency	3,601	(304)	—	—	3,601	(304)
	$18,285	$(828)	$—	$—	$18,285	$(828)

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
July 31, 2013
Debt securities:
Corporate	10,990	(427)	—	—	10,990	(427)
U.S. Treasury	3,778	(90)	—	—	3,778	(90)
Federal Agency	3,701	(299)	—	—	3,701	(299)
	$18,469	$(816)	$—	$—	$18,469	$(816)
The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three months ended October 31, 2013 and October 31, 2012:

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Proceeds from sales	$500	$5,597
Realized gross gains on sales	—	192
Realized gross losses on sales	1	2

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following is a summary of the Company’s trading securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets.

	Oct 31, 2013	Jul 31, 2013
Equity securities	$199	$190
Corporate debt securities	2	—
Total trading securities	$201	$190

The following table shows the net gains and losses recognized on trading securities for the three months ended October 31, 2013 and October 31, 2012:

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Gains/(losses), net recognized for securities held	$16	$—
Gains/(losses), net recognized for securities sold	—	—
Total gains/(losses), net recognized	$16	$—

NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages certain financial exposures through a risk management program that includes the use of foreign exchange derivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard & Poors and “A2” by Moody’s Investor Services, in accordance with the Company’s policies. The Company does not utilize derivative instruments for trading or speculative purposes. As of October 31, 2013, the Company had foreign currency forward contracts outstanding with notional amounts aggregating $399,953, whose fair values were a net liability of $215.
Foreign Exchange Related:
a. Derivatives Not Designated as Hedging Instruments
The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts not designated as hedging instruments entered into during the three months ended October 31, 2013 was $574,170. The notional amount of foreign currency forward contracts outstanding that were not designated as hedging instruments as of October 31, 2013 was $322,279.
b. Cash Flow Hedges
The Company uses foreign exchange forward contracts for cash flow hedging on its future transactional exposure to the Euro due to changes in market rates to exchange Euros for British Pounds. The hedges cover a British subsidiary (British Pound functional) with Euro revenues and a Swiss subsidiary (Euro functional) with British Pound expenses. The probability of the occurrence of these transactions is high and the Company’s assessment is based on observable facts including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to lock the British Pound equivalent amount of Euro sales for the British subsidiary and the Euro equivalent amount of British Pound expenses for the Swiss subsidiary at the agreed upon exchange rates in the foreign exchange forward contracts. There were no foreign currency forward contracts designated as hedging instruments entered into during the three months ended October 31, 2013. The notional amount of foreign currency forward contracts outstanding designated as hedging instruments as of October 31, 2013 was $77,674 and covers certain monthly transactional exposures through July 2014.

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
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
October 31, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$405	Other current liabilities	$92
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$775	Other current liabilities	$1,303
Total derivatives		$1,180		$1,395
Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$91,359

	Asset Derivatives		Liability Derivatives
July 31, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$—	Other current liabilities	$1,941
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$301	Other current liabilities	$1,125
Total derivatives		$301		$3,066
Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$91,800
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three months ended October 31, 2013 and October 31, 2012 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Three Months Ended			Three Months Ended
	Oct 31, 2013	Oct 31, 2012		Oct 31, 2013	Oct 31, 2012
Derivatives in cash flow hedging relationships
Foreign exchange forward contracts	$1,821	$(1,952)	Net sales	$(1)	$(91)
			Cost of sales	(820)	—
Total derivatives	$1,821	$(1,952)		$(821)	$(91)

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended October 31, 2013 and October 31, 2012.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three months ended October 31, 2013 and October 31, 2012 are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended
	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Oct 31, 2013	Oct 31, 2012
Derivatives not designated as hedging relationships
Foreign exchange forward contracts	Selling, general and administrative expenses	$450	$(2,438)
The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three months ended October 31, 2013 and October 31, 2012 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Three Months Ended			Three Months Ended
	Oct 31, 2013	Oct 31, 2012		Oct 31, 2013	Oct 31, 2012
Nonderivatives designated as hedging relationships
Net investment hedge	$(441)	$1,337	N/A	$—	$—

(b)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended October 31, 2013 and October 31, 2012.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income by component are presented below:

	Foreign Currency Translation	Defined Benefit Pension Plan	Unrealized investment gains/(losses)	Unrealized gains/(losses) on derivatives	Accumulated other comprehensive income/(loss)
Balance at July 31, 2013	$84,598	$(125,211)	$2,123	$(2,302)	$(40,792)
Other comprehensive income/(loss) before reclassifications	43,227	—	(119)	1,648	44,756
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,149	37	807	2,993
Foreign exchange adjustments and other	—	(2,743)	—	—	(2,743)
Balance at October 31, 2013	$127,825	$(125,805)	$2,041	$153	$4,214

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Reclassifications out of accumulated other comprehensive income are presented below:

	Three Months Ended	Affected line item in the Condensed Consolidated Statement of Earnings
	Oct 31, 2013
Defined Benefit Pension Plan
Amortization of prior service cost	$(384)	Note (a)
Recognized actuarial gain/(loss)	(2,730)	Note (a)
Total before tax	(3,114)
Tax benefit	965
Net of tax	$(2,149)

Unrealized investment gains/(losses)
Realized investment gain/(losses)	$(57)	Selling, general and administrative
Tax (expense)/benefit	20
Net of tax	$(37)

Unrealized gains/(losses) on derivatives
Foreign exchange forward contracts	$(1)	Sales
Foreign exchange forward contracts	(820)	Cost of sales
Total before tax	(821)
Tax benefit	14
Net of tax	$(807)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8, Components of Net Periodic Pension Cost, for additional details).

NOTE 15 – SEGMENT INFORMATION
The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.
The following table presents sales and segment profit from continuing operations by business segment reconciled to earnings from continuing operations before income taxes, for the three months ended October 31, 2013 and October 31, 2012.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
SALES:
Life Sciences	$318,946	$299,951
Industrial	310,833	327,649
Total	$629,779	$627,600
SEGMENT PROFIT:
Life Sciences	$73,045	$69,842
Industrial	50,482	52,766
Total segment profit	123,527	122,608
Corporate Services Group	15,964	14,065
ROTC	9,198	4,274
Interest (income)/expense, net	5,977	(568)
Earnings from continuing operations before income taxes	$92,388	$104,837

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
The key components of discontinued operations for the three months ended October 31, 2012 were as follows:

Three Months Ended
Oct 31, 2012
Net sales	$3,027

Earnings from discontinued operations before income taxes	$399,984
Provision for income taxes	149,677
Earnings from discontinued operations, net of income taxes	$250,307
Included in earnings from discontinued operations before income taxes above are a gain on the sale of the Product Line of $400,283, respectively, for the three months ended October 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read together with the accompanying condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in the Pall Corporation and its subsidiaries (hereinafter collectively referred to as the “Company”, “we” and “our”) Annual Report on Form 10-K for the fiscal year ended July 31, 2013 (“2013 Form 10-K”). Certain information is presented below excluding the impact of foreign exchange translation (“FX”) (i.e., had exchange rates not changed year over year). We consider year over year change excluding FX to be an important measure because by excluding the impact of volatility of exchange rates, underlying impact of volume and rate changes are evident. United States (“U.S.”) Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis. We utilize certain estimates and assumptions that affect the reported financial information as well as to quantify the impact of various significant factors that contribute to the changes in our periodic results included in the discussion below.
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
Our forward-looking statements are subject to risks and uncertainties and are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by our forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I-Item 1A.-Risk Factors in the 2013 Form 10-K, and other reports we file with the Securities and Exchange Commission, including: the impact of disruptions in the supply of raw materials and key components from suppliers, including limited or single source suppliers; the impact of terrorist acts, conflicts and wars or natural disasters; the extent to which special U.S. and foreign government laws and regulations may expose us to liability or impair our ability to compete in international markets; the impact of economic, political, social and regulatory instability in emerging markets, and other risks characteristic of doing business in emerging markets; fluctuations in foreign currency exchange rates and interest rates; the impact of a significant disruption in, or breach in security of, our information technology systems, or the failure to implement, manage or integrate new systems, software or technologies successfully; our ability to successfully complete or integrate acquisitions; our ability to develop innovative and competitive new products; the impact of global and regional economic conditions and legislative, regulatory and political developments; our ability to comply with a broad array of regulatory requirements; the loss of one or more members of our senior management team and our ability to recruit and retain qualified management personnel; changes in the demand for our products and the maintenance of business relationships with key customers; changes in product mix and product pricing, particularly with respect to systems products and associated hardware and devices for our consumable filtration products; product defects and unanticipated use or inadequate disclosure with respect to our products; our ability to deliver our backlog on time; increases in manufacturing and operating costs and/or our ability to achieve the savings anticipated from our structural cost improvement initiatives; the impact of environmental, health and safety laws and regulations and violations; our ability to enforce patents or protect proprietary products and manufacturing techniques; costs and outcomes of pending or future litigation and the availability of insurance or indemnification rights; changes in our effective tax rate; our ability to compete effectively in domestic and global markets; and the effect of the restrictive covenants in our debt facilities. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We make these statements as of the date of this disclosure and undertake no obligation to update them, whether as a result of new information, future developments or otherwise.

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
Our reporting currency is the U.S. Dollar. Because we operate through subsidiaries or branches that transact in over thirty foreign currencies around the world, our earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. Dollar. We estimate that foreign exchange translation decreased earnings per share by approximately 2 cents in the first quarter of fiscal year 2014 when compared to the first quarter of fiscal year 2013.
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

RESULTS FROM CONTINUING OPERATIONS

Net Sales

	Three Months Ended
By Segment	Oct 31, 2013	Oct 31, 2012
Life Sciences	$318,946	$299,951
Industrial	310,833	327,649
Total Sales	$629,779	$627,600

	Three Months Ended
By Product	Oct 31, 2013	Oct 31, 2012
Consumables	$550,669	$552,430
Systems	79,110	75,170
Total Sales	$629,779	$627,600

The percentage change in sales quarter-over-quarter by segment, with and without the impact of foreign currency translation (“FX”) are presented below:

	Three Months
By Segment	% Change excluding FX	FX	Total % Change
Life Sciences	6.7	(0.4)	6.3
Industrial	(3.1)	(2.0)	(5.1)
Total	1.6	(1.3)	0.3
The percentage change in sales quarter-over-quarter by product, with and without the impact of FX are presented below:

	Three Months
By Product	% Change excluding FX	FX	Total % Change
Consumables	1.1	(1.4)	(0.3)
Systems	5.1	0.1	5.2
Total	1.6	(1.3)	0.3
Sales increased approximately 2% (excluding FX) reflecting growth in all markets in the Life Sciences segment and in the Aerospace and Microelectronics markets in the Industrial segment, partly offset by weakness in the Process Technologies market in the Industrial segment. More details regarding sales by segment can be found in the discussions under the section “Segment Review.”
The approximate 1% increase in consumables sales (excluding FX) reflects solid growth in the Life Sciences segment, in all markets and in the Aerospace and Microelectronics markets in the Industrial segment, largely offset by weakness in the Process Technologies market in the Industrial segment. Increased pricing contributed approximately $3,100, or about 60 basis points to consumables sales growth quarter-over-quarter, reflecting increases in both segments. The increase in system sales reflects timing of capital projects, principally in the Fuels & Chemicals submarket, which is part of the Process Technologies market in the Industrial segment.
Gross Margin

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Gross Profit	$325,714	$327,083
% of sales	51.7	52.1

% Change quarter-over-quarter	(0.4)
The decrease in overall gross margin of 40 basis points primarily reflects unfavorable market mix not only in systems versus consumables, but also product mix within consumables. This was partly offset by improved pricing. More details regarding gross margin can be found in the discussions under the section “Segment Review.”
Selling, General and Administrative

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Selling, general and administrative	$194,884	$195,965
% of sales	30.9	31.2

% Change quarter-over-quarter	(0.6)
The decrease in selling, general and administrative expenses (“SG&A”) of 30 basis points reflects savings generated by our structural cost improvement initiative. These decreases were partly offset by:

▪	select investments in high growth markets; and

▪	inflationary increases in payroll and related costs.

Research & Development

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Research and development	$23,267	$22,575
% of sales	3.7	3.6

% Change quarter-over-quarter	3.1
The small increase in research and development expenses (“R&D”), reflects the earlier announced strategy to increase innovation investment in the Life Sciences and Industrial segments. This was driven by our focus on new product development and development of our media and instrumentation capabilities.

Restructuring and Other Charges, Net

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Restructuring and other charges, net	$9,198	$4,274

In fiscal year 2012, we announced a multi-year strategic cost reduction initiative (“structural cost improvement initiative”). This initiative impacts both segments as well as the Corporate Services Group. Our goal is to properly position our cost structure globally to perform in the current economic environment without adversely impacting our growth or innovation potential.
Key components of the structural cost improvement initiative include:

•	the strategic alignment of our manufacturing, sales and R&D facilities to cost-effectively deliver high-quality products and superior service to our customers worldwide,

•	creation of regional shared financial services centers for the handling of accounting transaction processing and other accounting functions,

•	reorganization of sales functions, to more cost- efficiently deliver superior service to our customers globally, and

•	reductions in headcount across all functional areas, enabled by efficiencies gained through our ERP systems as well as in order to align to economic conditions.
The structural cost improvement initiative is expected to generate $100,000 in annualized cost savings over a three year period, which will allow us to invest in resources where needed. Approximately half of the targeted $100,000 annualized savings were achieved by the end of fiscal year 2013. We expect to achieve the remainder of our target savings ratably in fiscal years 2014 and 2015.We expect to fund these restructuring activities with cash flows generated from operating activities.
Restructuring and other charges (“ROTC”) in the three months ended October 31, 2013 and October 31, 2012 primarily reflect the expenses incurred in connection with our structural cost improvement initiative, as discussed above, including severance costs of approximately $3,100 and $3,300 in the three months ended October 31, 2013 and October 31, 2012, respectively. In addition, the three months ended October 31, 2013 includes an increase of $4,440 to our previously established environmental reserves related to a matter in Pinellas Park, Florida.
The details of ROTC, as well as the activity related to restructuring liabilities that were recorded related to our structural cost improvement initiative, can be found in Note 6, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.
Interest (Income)/Expense, Net

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Interest expense/(income), net	$5,977	$(568)
Interest income, net, in the three months ended October 31, 2012 reflects the reversal of accrued interest of $6,704, related to the resolution of a U.S. tax audit. Excluding this benefit, interest expense, net, in the three months ended October 31, 2012 would have been $6,136. The resulting quarter-over-quarter decrease in net interest expense of $159 was primarily driven by a reduction in other income tax related interest expense (excluding the item referenced above).
Income Taxes

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Income taxes	$20,875	$15,672
Effective tax rate (%)	22.6	14.9
The effective tax rate for the three months ended October 31, 2012 reflects a net benefit of $7,757 primarily from the resolution of a U.S. tax audit partially offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings. Excluding these impacts, as well the impact of ROTC discussed above, the effective tax rates for the three months ended October 31, 2013 and October 31, 2012 would have been 22.2% and 23.3%, respectively. We expect our effective tax rate for the full fiscal year 2014 to be approximately 23%, exclusive of the impact of ROTC and discrete items. The actual effective tax rate for the full fiscal year 2014 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies as well as other factors.

Net Earnings

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Net Earnings	$71,513	$89,165
Diluted earnings per share	$0.63	$0.77
We estimate that foreign currency translation decreased earnings per share by approximately 2 cents in the three months ended October 31, 2013 when compared to the three months ended October 31, 2012. The decrease in share count quarter-over-quarter increased diluted earnings per share in the three months ended October 31, 2013 by approximately 1 cent.

RESULTS FROM DISCONTINUED OPERATIONS

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Sales	$—	$3,027
Net Earnings	$—	$250,307
Diluted Earnings per share	$—	$2.15
Net earnings in the three months ended October 31, 2012 reflects the gain on the sale of the Blood Product Line. More details regarding discontinued operations can be found in Note 16, Discontinued Operations, to the accompanying condensed consolidated financial statements.

SEGMENT REVIEW

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Sales:
Life Sciences	$318,946	$299,951
Industrial	310,833	327,649
Total	$629,779	$627,600
Segment profit:
Life Sciences segment profit	$73,045	$69,842
Industrial segment profit	50,482	52,766
Total segment profit	123,527	122,608
Corporate Services Group	15,964	14,065
ROTC	9,198	4,274
Interest expense/(income), net	5,977	(568)
Earnings before income taxes from continuing operations	$92,388	$104,837

Life Sciences

	Three Months Ended
	Oct 31, 2013	% of Sales	Oct 31, 2012	% of Sales
Sales	$318,946		$299,951
Cost of sales	136,867	42.9	123,997	41.3
Gross margin	182,079	57.1	175,954	58.7
SG&A	94,091	29.5	90,905	30.3
R&D	14,943	4.7	15,207	5.1
Segment profit	$73,045	22.9	$69,842	23.3

	Three Months Ended
SALES:	Oct 31, 2013	Oct 31, 2012
By Market and Product
BioPharmaceuticals	$196,118	$187,241
Food & Beverage	43,569	41,546
Medical	55,717	47,582
Total Consumables sales	$295,404	$276,369
Systems Sales	23,542	23,582
Total Life Sciences Sales	$318,946	$299,951

By Region
Americas	$97,776	$97,798
Europe	161,930	143,665
Asia	59,240	58,488
Total Life Sciences Sales	$318,946	$299,951

The percentage change in sales quarter-over-quarter, with and without the impact of foreign currency translation (“FX”) are presented below:

	Three Months
SALES % CHANGE	% Change excluding FX	FX	Total % Change
By Market and Product
BioPharmaceuticals	5.3	(0.6)	4.7
Food & Beverage	6.2	(1.3)	4.9
Medical	16.5	0.6	17.1
Total Consumables sales	7.3	(0.4)	6.9
Systems Sales	(1.2)	1.0	(0.2)
Total Life Sciences Sales	6.7	(0.4)	6.3

By Region
Americas	1.2	(1.2)	—
Europe	8.3	4.4	12.7
Asia	11.8	(10.5)	1.3
Total Life Sciences Sales	6.7	(0.4)	6.3
The acquisition of Medistad contributed approximately 230 basis points to Life Sciences consumables sales growth quarter-over-quarter.

BioPharmaceuticals consumables sales growth reflect strong demand in Asia as well as in the mature markets in Europe, augmented by the acquisition of Medistad as discussed above. Sales in the Americas were down slightly primarily due to timing of key customer requirements.
Food & Beverage consumables sales growth was primarily driven by strength in the alcohol-free beverage, food and dairy sectors, augmented by strength in the wine sector in several European countries.
Medical consumables sales growth reflects an increase in sales to OEMs in all three regions, augmented by the acquisition of Medistad as discussed above.
Life Sciences systems sales were down primarily due to weak capital spending by Food & Beverage customers in Europe. BioPharmaceuticals capital spending was up slightly.
Life Sciences segment profit grew 5% quarter-over-quarter on revenue growth of 6% (the translation impact of FX reduced segment profit by approximately 130 basis points). Segment profit margin declined 40 basis points driven by a decline in gross margin, partly offset by the benefit from increased leverage of fixed cost SG&A on an increasing sales base and decreased R&D spend. The 160 basis point decline in gross margin is primarily due to unfavorable market mix and unfavorable product mix within consumables for all three markets. This was partly offset by the benefit of favorable pricing.
Industrial

	Three Months Ended
	Oct 31, 2013	% of Sales	Oct 31, 2012	% of Sales
Sales	$310,833		$327,649
Cost of sales	167,198	53.8	176,520	53.9
Gross margin	143,635	46.2	151,129	46.1
SG&A	84,829	27.3	90,995	27.8
R&D	8,324	2.7	7,368	2.2
Segment profit	$50,482	16.2	$52,766	16.1

	Three Months Ended
SALES:	Oct 31, 2013	Oct 31, 2012
By Market and Product
Process Technologies	$125,078	$149,969
Aerospace	58,771	55,910
Microelectronics	71,416	70,182
Total Consumables sales	$255,265	$276,061
Systems Sales	55,568	51,588
Total Industrial Sales	$310,833	$327,649

By Region
Americas	$100,575	$104,673
Europe	98,696	98,677
Asia	111,562	124,299
Total Industrial Sales	$310,833	$327,649

The percentage change in sales quarter-over-quarter, with and without the impact of foreign currency translation (“FX”) are presented below:

	Three Months
SALES % CHANGE:	% Change excluding FX	FX	Total % Change
By Market and Product
Process Technologies	(15.4)	(1.2)	(16.6)
Aerospace	4.8	0.3	5.1
Microelectronics	8.7	(6.9)	1.8
Total Consumables sales	(5.2)	(2.3)	(7.5)
Systems Sales	8.0	(0.3)	7.7
Total Industrial Sales	(3.1)	(2.0)	(5.1)

By Region
Americas	(3.1)	(0.8)	(3.9)
Europe	(3.1)	3.1	—
Asia	(3.1)	(7.1)	(10.2)
Total Industrial Sales	(3.1)	(2.0)	(5.1)
Process Technologies consumables sales decreased with the Fuels & Chemicals submarket having the most significant impact. The sales results by key submarkets are discussed below:

▪
Consumables sales in the Machinery & Equipment submarket, which represented approximately 20% of total Industrial consumables sales in the quarter, decreased almost 9% quarter-over-quarter. This reflects weakness in the mining mobile OEM sector as well as an increase in back orders resulting from some manufacturing line moves.

▪
Consumables sales in the Fuels & Chemicals submarket, which represented approximately 15% of total Industrial consumables sales in the quarter, were down about 21% quarter-over-quarter on low-entering backlog and softness in emerging markets particularly China, Venezuela and Russia.

▪	Consumables sales in the Power Generation submarket, which represented close to 10% of total Industrial consumables sales in the quarter, declined approximately 18% reflecting low-entering backlog.
Aerospace consumables sales growth was driven by increased Commercial Aerospace sales.

▪	Sales to the Commercial Aerospace submarket, which represented approximately 10% of total Industrial consumables sales, increased about 9%, driven by increased aftermarket sales.

▪
Sales in the Military Aerospace submarket, which represented approximately 10% of total Industrial consumables sales, were flat quarter-over-quarter. This reflects growth in Europe, offset by a decline in the Americas related to large helicopter program sales in the first quarter of fiscal year 2013 that did not repeat this year.

Microelectronics consumables sales were up in all three regions. Microelectronics' end markets were up globally and sales in the quarter also benefited from early customer orders related to some upcoming manufacturing line moves in Japan.
The increase in Industrial systems sales primarily reflects strength in the Fuels & Chemicals submarket.
Industrial segment profit decreased 4%. Segment profit was flat on lower sales, excluding the impact of FX (which reduced segment profit by approximately 400 basis points), as a decrease in SG&A expenses offset the impact of lower sales volume and increased R&D spend. The decrease in SG&A expenses was primarily attributable to our structural cost improvement initiative. Gross margin percentage of 46.2% was essentially flat quarter-over-quarter.
Corporate Services Group

	Three Months
	Oct 31, 2013	Oct 31, 2012
Corporate Services Group expenses	$15,964	$14,065
% Change quarter-over-quarter	13.5

The increase in Corporate Services Group expenses primarily reflects an increase in compensation related costs due to the timing of recognition of incentive compensation.

Liquidity and Capital Resources
We utilize cash flow generated from operations and our commercial paper program to meet our short-term liquidity needs. We consider our cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet our anticipated liquidity needs.
Our cash position, net of debt, was approximately $240,000 at October 31, 2013, compared to $299,200 at July 31, 2013, a decrease of $59,200. The impact of foreign exchange rates increased net cash by about $14,300. Excluding this impact, net cash decreased by $73,500 reflecting an increase in gross debt of $90,700, principally to fund share repurchase in the U.S. This was partly offset by an increase in cash and cash equivalents of $17,200, principally offshore.
As of October 31, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $947,723. Repatriation of cash held outside the U.S. could be subject to restrictions in the host countries as well as both local and U.S. taxes. However, we do not expect these to have a material effect on our overall liquidity.
On April 11, 2013, we entered into a five-year $1,200,000 unsecured senior revolving credit facility (the “New Facility“) with a syndicate of banks, which expires on April 11, 2018, and terminated our existing $500,000 senior revolving credit facility, which would have expired in fiscal year 2015 (the “Prior Facility“). Borrowings under the New Facility bear interest at either a variable rate based upon the London InterBank Offered Rate (U.S. Dollar, British Pound, Euro, Swiss Franc and Japanese Yen borrowings) or the European Union Banking Federation Rate (Euro borrowings) or at the prime rate of the Facility Agent (U.S. Dollar borrowing only). The New Facility does not permit us to exceed a maximum consolidated leverage ratio of 3.5:1, based upon the trailing four quarters’ results. In addition, the New Facility includes other covenants that under certain circumstances may restrict our ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of October 31, 2013, we did not have any outstanding borrowings under our New Facility. As of October 31, 2013, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
As of October 31, 2013, we had approximately $260,000 of outstanding commercial paper, which is recorded as notes payable in the current liability section of our accompanying condensed consolidated balance sheet. Commercial paper outstanding at October 31, 2013 carry interest rates ranging between 0.33% and 0.38% and maturities between 27 and 31 days. Commercial paper outstanding at any one time during the quarter had balances ranging from $170,000 to $390,000, carried interest rates ranging between 0.33% and 0.38% and original maturities between 27 and 34 days.
Cash Flow - Operating Activities

	Three Months
By Segment	Oct 31, 2013	Oct 31, 2012
Net cash provided by operating activities	$85,897	$38,958
Less capital expenditures	18,915	23,477
Free cash flow	$66,982	$15,481

Three Months ended October 31, 2013
The major items impacting net cash provided by operating activities include:

▪	net earnings from continuing operations of $71,513;

▪	non-cash reconciling items in net earnings from continuing operations, such as depreciation and amortization of long-lived assets of $27,348 and non-cash stock compensation of $6,131;

▪	payments related to our Structural Cost Improvement initiative of $9,473; and

▪	annual performance based compensation payments, partly offset by working capital improvements.
Improved working capital management also benefited net cash provided by operating activities in the quarter.
Three Months ended October 31, 2012
The major items impacting net cash provided by operating activities include:

▪	net earnings from continuing operations of $89,165;

▪	non-cash reconciling items in net earnings from continuing operations, such as depreciation and amortization of long-lived assets of $27,498 and non-cash stock compensation of $5,680;

▪
income tax and tax-related payments of approximately $45,000 related to the settlement of, and deposits for, several years of U.S. tax audits and payments for the gain on the sale of the Blood Product Line;

▪	payments related to our Structural Cost Improvement initiative of $8,688; and

▪	annual performance based compensation payments.
Discontinued operations had an immaterial impact on net cash provided by operating activities in the period.
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
The increase in free cash flow in the three months ended October 31, 2013 compared to the three months ended October 31, 2012 primarily reflects the increase in net cash provided by operating activities and a decrease in capital expenditures.
Depreciation and Amortization
Depreciation expense and amortization expense are presented below:

	Three Months
	Oct 31, 2013	Oct 31, 2012
Depreciation expense	$22,624	$22,220
Amortization expense	$4,724	$5,278
Cash Flow - Investing Activities

	Three Months
	Oct 31, 2013	Oct 31, 2012
Net cash (used)/provided by investing activities	$(17,255)	$511,059
Three Months ended October 31, 2013
The most significant drivers of net cash used by investing activities include:

▪	Capital expenditures of $18,915.
Three Months ended October 31, 2012
The most significant drivers of net cash provided by investing activities include:

▪	Proceeds from the sale of assets of $535,680, primarily related to the sale of our Blood Product Line, and

▪	Capital expenditures of $23,477, which partly offset the above.

Cash Flow - Financing Activities

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Net cash used by financing activities	$(48,689)	$(155,706)
Share repurchases in the three months ended October 31, 2013 and October 31, 2012, are presented below. For further information on the Company’s share buyback programs, see Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements.

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Share repurchases	$125,000	$75,000
Number of shares	1,371	1,177
In the three months ended October 31, 2013, the Company paid $125,000 under an accelerated share repurchase agreement and received an initial delivery of 1,371 shares. See Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements for further details.
We increased our quarterly dividend by 10% from 25 cents per share to 27.5 cents per share, effective with the dividend declared on September 24, 2013. Dividends paid in the three months ended October 31, 2013 and October 31, 2012, are presented below:

	Three Months Ended
	Oct 31, 2013	Oct 31, 2012
Dividends paid	$27,947	$23,979
Dividends declared per share	$0.275	$0.250
Net proceeds from equity compensation plans were $15,251 and $13,528 in the three months ended October 31, 2013 and October 31, 2012, respectively.
Non-Cash Working Capital
Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $578,700 at October 31, 2013 as compared with $554,500 at July 31, 2013. Excluding the effect of foreign exchange (discussed below), non-cash working capital increased approximately $13,200 compared to July 31, 2013.
Our balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at October 31, 2013 to those at July 31, 2013, the Euro and the British Pound have strengthened against the U.S. Dollar, and the Japanese Yen has weakened slightly against the U.S. Dollar. The effect of foreign currency translation, increased net inventory, net accounts receivable and other current assets by approximately $6,800, $9,600 and $2,000, respectively, as compared to July 31, 2013. Additionally, foreign currency translation increased accounts payable, accrued liabilities and income tax payable collectively by $7,400. The combination of these foreign currency translation impacts increased non-cash working capital by approximately $11,000.
Derivatives
We manage certain financial exposures through a risk management program that includes the use of foreign exchange derivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard and Poor’s and “A2” by Moody’s Investor Services, in accordance with our policies. We do not utilize derivative instruments for trading or speculative purposes.
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
The notional amount of foreign currency forward contracts entered into during the three months ended October 31, 2013 was $574,170. The notional amount of foreign currency forward contracts outstanding as of October 31, 2013 was $399,953 of which $77,674 are for cash flow hedges that cover monthly transactional exposures through July 2014. Our foreign currency balance sheet exposures resulted in the recognition of a loss within SG&A of approximately $2,575 in the three months ended October 31, 2013, before the impact of the measures described above. Including the impact of our foreign exchange derivative instruments, the net recognition within SG&A was a loss of approximately $2,125 in the three months ended October 31, 2013.

Adoption of New Accounting Pronouncements
In February 2013, the FASB issued new accounting guidance which amended Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under US generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures in the financial statements. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The adoption of this disclosure-only guidance did not have an impact on our condensed consolidated financial results.
Recently Issued Accounting Pronouncements
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There is no material change in the market risk information disclosed in Item 7A of the 2013 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.
There were no changes in the Company’s internal control over financial reporting during the Company’s first quarter of fiscal year 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
(In thousands)
As previously disclosed in the 2013 Form 10-K, the Company is subject to various regulatory proceedings and litigation, including with respect to various environmental matters. Reference is also made to Note 5, Contingencies and Commitments, to the accompanying condensed consolidated financial statements.
Environmental Matters:
The Company’s condensed consolidated balance sheet at October 31, 2013 includes liabilities for environmental matters of approximately $22,224, which relate primarily to the environmental proceedings discussed in the 2013 Form 10-K and Note 5, Contingencies and Commitments, to the accompanying condensed consolidated financial statements of this Form 10-Q. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.
There is no material change in the risk factors reported in Item 1A of the 2013 Form 10-K. This report contains certain forward-looking statements that reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These statements are subject to risks and uncertainties, which could cause actual results to differ materially. For a description of these risks see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended.
(b) Not applicable.
(c) The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company's common stock.

	(In thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2013 to August 31, 2013	—	$—	—	$331,873
September 1, 2013 to September 30, 2013	—	—	—	331,873
October 1, 2013 to October 31, 2013	1,371	77.50	1,371	206,873
Total	1,371	$77.50	1,371

(1)
As noted in Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements, the board of directors authorized amounts to be used to purchase shares of common stock over time, as market and business conditions warrant. There is no time restriction on these authorizations. In September 2013, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a third-party financial institution to repurchase $125,000 of the Company’s common stock. Under the agreement, the Company paid $125,000 to the financial institution, using cash on hand, and received an initial delivery of approximately 1,371 shares at an aggregate cost of $106,250, with an average price per share of $77.50. The final number of shares delivered upon settlement of the $125,000 ASR agreement will be determined with reference to the average price of the Company’s common stock over the term of the ASR agreement. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

ITEM 6. EXHIBITS.
See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

December 3, 2013	/s/	AKHIL JOHRI
Akhil Johri Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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