Form 10-Q
period 2014-01-31
PALL CORP
filed 2014-03-03
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of February 26, 2014 was 109,775,816.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Jan 31, 2014	Jul 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$951,834	$936,886
Accounts receivable	536,755	566,335
Inventory	394,865	381,047
Prepaid expenses	74,471	72,808
Other current assets	80,924	92,953
Total current assets	2,038,849	2,050,029
Property, plant and equipment	789,342	774,948
Goodwill	348,080	342,492
Intangible assets	137,385	137,243
Other non-current assets	159,858	168,127
Total assets	$3,473,514	$3,472,839

Liabilities and Stockholders’ Equity:
Current liabilities:
Notes payable	$304,930	$169,967
Accounts payable	134,295	157,176
Accrued liabilities	284,099	312,829
Income taxes payable	53,535	60,732
Current portion of long-term debt	405	420
Dividends payable	—	27,947
Total current liabilities	777,264	729,071
Long-term debt, net of current portion	463,674	467,319
Income taxes payable – non-current	145,905	141,843
Deferred taxes and other non-current liabilities	339,643	319,650
Total liabilities	1,726,486	1,657,883

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	295,106	298,150
Retained earnings	2,397,826	2,285,031
Treasury stock, at cost	(943,739)	(740,229)
Accumulated other comprehensive income/(loss):
Foreign currency translation	105,887	84,598
Pension liability adjustment	(125,876)	(125,211)
Unrealized investment gains	1,749	2,123
Unrealized gains/(losses) on derivatives	3,279	(2,302)
Total accumulated other comprehensive income/(loss)	(14,961)	(40,792)
Total stockholders’ equity	1,747,028	1,814,956
Total liabilities and stockholders’ equity	$3,473,514	$3,472,839

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Net sales	$676,969	$662,455	$1,306,748	$1,290,055
Cost of sales	332,710	320,492	636,775	621,009
Gross profit	344,259	341,963	669,973	669,046

Selling, general and administrative expenses	196,299	206,009	391,183	401,974
Research and development	24,979	23,399	48,246	45,974
Restructuring and other charges, net	9,170	4,399	18,368	8,673
Interest expense, net	5,195	6,017	11,172	5,449
Earnings from continuing operations before income taxes	108,616	102,139	201,004	206,976
Provision for income taxes	24,950	21,820	45,825	37,492
Net earnings from continuing operations	$83,666	$80,319	$155,179	$169,484
Earnings/(loss) from discontinued operations, net of income taxes	$—	$(3,549)	$—	$246,758
Net earnings	$83,666	$76,770	$155,179	$416,242

Earnings per share from continuing operations:
Basic	$0.76	$0.71	$1.39	$1.49
Diluted	$0.75	$0.70	$1.38	$1.48
Earnings/(loss) per share from discontinued operations:
Basic	$—	$(0.03)	$—	$2.18
Diluted	$—	$(0.03)	$—	$2.15
Earnings per share:
Basic	$0.76	$0.68	$1.39	$3.67
Diluted	$0.75	$0.67	$1.38	$3.63

Dividends declared per share	$—	$0.250	$0.275	$0.500

Average shares outstanding:
Basic	110,720	112,420	111,263	113,398
Diluted	111,980	113,809	112,532	114,784

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Net earnings	$83,666	$76,770	$155,179	$416,242
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation	(21,938)	7,570	21,289	41,322
Pension liability adjustment	(71)	3,375	(665)	4,563
Unrealized investment gains/(losses)	(292)	(344)	(374)	63
Unrealized gains/(losses) on derivatives	3,126	(1,825)	5,581	(3,777)
Total other comprehensive income/(loss), net of income taxes	(19,175)	8,776	25,831	42,171
Comprehensive income	$64,491	$85,546	$181,010	$458,413

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	Jan 31, 2014	Jan 31, 2013
Operating activities:
Net cash provided by operating activities	$205,595	$89,382

Investing activities:
Capital expenditures	(34,663)	(42,403)
Acquisition of businesses	(5,299)	—
Purchases of retirement benefit assets	(14,312)	(28,166)
Proceeds from retirement benefit assets	19,946	30,322
Proceeds from sale of assets	1,953	542,088
Other	(3,278)	(1,094)
Net cash provided/(used) by investing activities	(35,653)	500,747

Financing activities:
Notes payable	134,963	30,024
Dividends paid	(58,408)	(52,634)
Long-term borrowings	—	15
Repayments of short-term debt	(3,927)	—
Repayments of long-term debt	(375)	(239)
Net proceeds from stock plans	7,130	24,623
Purchase of treasury stock	(250,000)	(250,000)
Excess tax benefits from stock-based compensation arrangements	9,444	8,426
Net cash used by financing activities	(161,173)	(239,785)
Cash flow for period	8,769	350,344
Cash and cash equivalents at beginning of year	936,886	500,274
Effect of exchange rate changes on cash and cash equivalents	6,179	19,614
Cash and cash equivalents at end of period	$951,834	$870,232
Supplemental disclosures:
Interest paid	$11,844	$22,612
Income taxes paid (net of refunds)	31,772	103,876

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

NOTE 2 – BALANCE SHEET DETAILS
The following tables provide details of selected balance sheet items:

	Jan 31, 2014	Jul 31, 2013
Accounts receivable:
Billed	$482,809	$508,448
Unbilled	67,548	72,787
Total	550,357	581,235
Less: Allowances for doubtful accounts	(13,602)	(14,900)
	$536,755	$566,335
Unbilled receivables principally relate to revenues accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

	Jan 31, 2014	Jul 31, 2013
Inventory:
Raw materials and components	$114,702	$94,837
Work-in-process	105,484	94,998
Finished goods	174,679	191,212
	$394,865	$381,047

	Jan 31, 2014	July 31, 2013
Property, plant and equipment:
Property, plant and equipment	$1,719,826	$1,650,274
Less: Accumulated depreciation and amortization	(930,484)	(875,326)
	$789,342	$774,948

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS
The following table presents goodwill, allocated by reportable segment.

	Jan 31, 2014	Jul 31, 2013
Life Sciences	$186,098	$180,896
Industrial	161,982	161,596
	$348,080	$342,492
Intangible assets, net, consist of the following:

	Jan 31, 2014
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$112,559	$62,044	$50,515
Customer-related intangibles	106,290	27,354	78,936
Trademarks	13,353	6,573	6,780
Other	3,638	2,484	1,154
	$235,840	$98,455	$137,385

	Jul 31, 2013
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$123,707	$69,992	$53,715
Customer-related intangibles	97,016	22,425	74,591
Trademarks	13,291	6,166	7,125
Other	4,425	2,613	1,812
	$238,439	$101,196	$137,243
Goodwill and intangible assets were primarily impacted by changes in the foreign exchange rates used to translate goodwill and intangible assets of foreign subsidiaries. Intangible assets were additionally impacted by immaterial acquisitions of Medistad Holding BV, a European manufacturing entity and SoloHill Engineering, Inc., a United States (“U.S”) technology company in the first and second quarters of fiscal year 2014, respectively.
Amortization expense from continuing operations for intangible assets for the three and six months ended January 31, 2014 was $4,655 and $9,379, respectively. Amortization expense from continuing operations for intangible assets for the three and six months ended January 31, 2013 was $4,857 and $10,135, respectively. Amortization expense is estimated to be approximately $9,296 for the remainder of fiscal year 2014, $17,011 in fiscal year 2015, $15,744 in fiscal year 2016, $15,662 in fiscal year 2017, $15,493 in fiscal year 2018, and $13,170 in fiscal year 2019.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 4 – TREASURY STOCK
The following table highlights the share repurchase authorizations in effect during fiscal year 2014:

	Date of Authorization
	Sep 26, 2011	Jan 17, 2013	Total
Amount available for repurchases as of July 31, 2013	$81,873	$250,000	$331,873
New authorizations	—	—	—
Utilized	(81,873)	(168,127)	(250,000)
Amount available for repurchases as of January 31, 2014	$—	$81,873	$81,873
The Company’s shares may be purchased over time as market and business conditions warrant. There is no time restriction on these authorizations. In September 2013, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with a third-party financial institution to repurchase $125,000 of the Company’s common stock. This transaction was completed in the second quarter of fiscal year 2014. Under the agreement, the Company paid $125,000 to the financial institution. Upon completion of the transaction, the Company received a total of 1,573 shares with an average price per share of $79.45.
In December 2013, the Company entered into a second ASR agreement with a third-party financial institution to repurchase $125,000 of the Company’s common stock. Under the agreement, the Company paid $125,000 to the financial institution and received an initial delivery of 1,249 shares at an aggregate cost of $106,250, with an average price per share of $85.05. These shares were included in treasury stock in the accompanying condensed consolidated balance sheet as of January 31, 2014. The remaining $18,750 was included in additional paid in capital in the accompanying condensed consolidated balance sheets as of January 31, 2014. The December 2013 ASR agreement will be settled during the third quarter of fiscal year 2014. The final number of shares delivered upon settlement of the December 2013 ASR agreement will be determined with reference to the average price of the Company’s common stock over the term of the ASR agreement.
During the six months ended January 31, 2014, 694 shares were issued under the Company’s stock-based compensation plans. At January 31, 2014, the Company held 18,298 treasury shares.

NOTE 5 – CONTINGENCIES AND COMMITMENTS
With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the Company’s 2013 Form 10-K and below, the Company has assessed the ultimate resolution of these matters and has reflected appropriate contingent liabilities in the condensed consolidated financial statements as of January 31, 2014 and July 31, 2013.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Environmental Matters:
With respect to the environmental matters at the Company’s Pinellas Park, Florida site, previously disclosed in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the Company’s 2013 Form 10-K, the Florida Department of Environmental Protection approved the remedial action plan in September 2013. As a result of this, the Company added $4,440 to its environmental reserves in the first quarter of fiscal year 2014.
The Company’s condensed consolidated balance sheet at January 31, 2014 includes liabilities for environmental matters of approximately $21,402 which relate primarily to the environmental proceedings discussed in the 2013 Form 10-K and as updated in this Note. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

NOTE 6 – RESTRUCTURING AND OTHER CHARGES, NET
The following tables summarize the restructuring and other charges (“ROTC”) recorded in the three and six months ended January 31, 2014 and January 31, 2013:

	Three Months Ended Jan 31, 2014			Six Months Ended Jan 31, 2014
	Restructuring (1)	Other (Gains)/ Charges (2)	Total	Restructuring (1)	Other (Gains)/ Charges (2)	Total
Severance benefits and other employment contract obligations	$7,347	$(844)	$6,503	$10,462	$(402)	$10,060
Professional fees and other costs, net of receipt of insurance claim payments	894	2,053	2,947	2,137	2,195	4,332
(Gain)/loss on sale and impairment of assets, net	—	—	—	—	160	160
Environmental matters	—	—	—	—	4,440	4,440
Reversal of excess restructuring reserves	(280)	—	(280)	(624)	—	(624)
	$7,961	$1,209	$9,170	$11,975	$6,393	$18,368

Cash	$7,961	$1,209	$9,170	$11,975	$6,233	$18,208
Non-cash	—	—	—	—	160	160
	$7,961	$1,209	$9,170	$11,975	$6,393	$18,368

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
(1) Restructuring:
In fiscal year 2012, the Company announced a multi-year strategic cost reduction initiative (“structural cost improvement initiative”). This initiative impacts both segments as well as the Corporate Services Group. The goal of this initiative is to properly position the Company’s cost structure globally to perform in the current economic environment without adversely impacting its growth or innovation potential.
Key components of the structural cost improvement initiative include:

•	the strategic alignment of manufacturing, sales and R&D facilities to cost-effectively deliver high-quality products and superior service to the Company’s customers worldwide,

•	creation of regional shared financial services centers for the handling of accounting transaction processing and other accounting functions,

•	reorganization of sales functions, to more cost-efficiently deliver superior service to the Company’s customers globally, and

•	reductions in headcount across all functional areas, enabled by efficiencies gained through the Company’s ERP systems, as well as in order to align to economic conditions.
Restructuring charges recorded in the three and six months ended January 31, 2014 and January 31, 2013 primarily reflect the expenses incurred in connection with the Company’s structural cost improvement initiative as discussed above.
(2) Other (Gains)/Charges:
Severance benefits and other employment contract obligations: In the three months ended January 31, 2013, the Company recorded charges related to certain employment contract obligations.
Professional fees and other: In the three months ended January 31, 2014, the Company recorded acquisition related legal and other professional fees. In the three and six months ended January 31, 2013, the Company recorded settlement related costs as well as legal and other professional fees, related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 14, Contingencies and Commitments, in the 2013 Form 10-K). The receipt of insurance claim payments partly offset these costs for the six months ended January 31, 2013.
Environmental matters: As discussed in Note 5, Contingencies and Commitments, in the six months ended January 31, 2014, the Company increased its previously established environmental reserve related to a matter in Pinellas Park, Florida.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table summarizes the activity related to restructuring liabilities recorded for the Company’s structural cost improvement initiative which began in fiscal year 2012:

	Severance	Other	Total
Original charge	$61,852	$3,448	$65,300
Utilized	(27,365)	(2,798)	(30,163)
Translation	(123)	(47)	(170)
Balance at Jul 31, 2012	$34,364	$603	$34,967
Additions	21,637	2,840	24,477
Utilized	(29,574)	(1,936)	(31,510)
Reversal of excess reserves	(500)	(57)	(557)
Translation	313	23	336
Balance at Jul 31, 2013	$26,240	$1,473	$27,713
Additions	10,462	2,137	12,599
Utilized	(12,787)	(1,592)	(14,379)
Reversal of excess reserves	(506)	(118)	(624)
Translation	306	36	342
Balance at Jan 31, 2014	$23,715	$1,936	$25,651
Excluded from the table above are restructuring liabilities relating to restructuring plans initiated in fiscal year 2010. At January 31, 2014, the balance of these liabilities was $216.

NOTE 7 – INCOME TAXES
The Company’s effective tax rates on continuing operations for the six months ended January 31, 2014 and January 31, 2013 were 22.8% and 18.1%, respectively. For the six months ended January 31, 2014, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations. For the six months ended January 31, 2013, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and a net tax benefit of $7,757 primarily from the resolution of a U.S. tax audit partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings.
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
At January 31, 2014 and July 31, 2013, the Company had gross unrecognized income tax benefits of $211,463 and $203,376, respectively. During the six months ended January 31, 2014, the amount of gross unrecognized tax benefits increased by $8,087, primarily due to tax positions taken during the current period and the impact of foreign currency translation partially offset by the expiration of various foreign statutes of limitation. As of January 31, 2014, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $163,188.
At January 31, 2014 and July 31, 2013, the Company had liabilities of $20,767 and $18,622, respectively, for potential payment of interest and penalties.
Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $66,183.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Subsequent to the balance sheet date, the Company received official notification of the resolution of a tax audit in the United Kingdom related to fiscal year 2010. This will result in the recognition of previously unrecognized income tax benefits of approximately $8,000 and a reversal of interest of approximately $1,000 in the Company’s third fiscal quarter ending April 30, 2014.

NOTE 8 – COMPONENTS OF NET PERIODIC PENSION COST
Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Service cost	$2,170	$2,647	$997	$1,161	$3,167	$3,808
Interest cost	3,027	2,618	4,321	4,048	7,348	6,666
Expected return on plan assets	(2,324)	(2,384)	(3,542)	(4,118)	(5,866)	(6,502)
Amortization of prior service cost/(credit)	395	393	(10)	(15)	385	378
Amortization of actuarial loss	1,345	2,411	1,425	1,412	2,770	3,823
Loss due to curtailments and settlements	—	17	—	—	—	17
Net periodic benefit cost	$4,613	$5,702	$3,191	$2,488	$7,804	$8,190

	Six Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Service cost	$4,340	$5,295	$1,993	$2,350	$6,333	$7,645
Interest cost	6,055	5,235	8,525	8,066	14,580	13,301
Expected return on plan assets	(4,649)	(4,767)	(6,980)	(8,221)	(11,629)	(12,988)
Amortization of prior service cost/(credit)	790	786	(21)	(32)	769	754
Amortization of actuarial loss	2,689	4,822	2,811	2,812	5,500	7,634
Loss due to curtailments and settlements	—	33	—	—	—	33
Net periodic benefit cost	$9,225	$11,404	$6,328	$4,975	$15,553	$16,379

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and six months ended January 31, 2014 and January 31, 2013 are reflected in the table below:

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Restricted stock units	$6,254	$4,609	$10,447	$7,917
Stock options	1,965	1,544	3,486	2,678
MSPP	972	937	1,164	1,787
ESPP	273	302	498	690
Total	$9,464	$7,392	$15,595	$13,072

NOTE 10 – EARNINGS PER SHARE
The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that any cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Employee stock options and restricted stock units aggregating 506 and 1,254 shares were not included in the computation of diluted shares for the three months ended January 31, 2014 and January 31, 2013, respectively, because their effect would have been antidilutive. For the six months ended January 31, 2014 and January 31, 2013, 921 and 1,175 antidilutive shares, respectively, were excluded. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Basic shares outstanding	110,720	112,420	111,263	113,398
Effect of stock plans	1,260	1,389	1,269	1,386
Diluted shares outstanding	111,980	113,809	112,532	114,784

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2014:

	Fair Value Measurements
	As of
	Jan 31, 2014	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$2,469	$2,469	$—	$—
Available-for-sale securities:
Equity securities	203	203	—	—
Debt securities:
Corporate	30,191	—	30,191	—
U.S. Treasury	10,793	—	10,793	—
Federal agency	18,574	—	18,574	—
Mortgage-backed	8,171	—	8,171	—
Commercial paper	700	—	700	—
Trading securities	216	216	—	—
Derivative financial instruments:
Foreign exchange forward contracts	4,512	—	4,512	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	1,683	—	1,683	—
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

NOTE 12 – INVESTMENT SECURITIES
The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the benefits protection trusts at January 31, 2014 range from 2014 to 2046.

	Cost/ Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains/(Losses)
January 31, 2014
Equity securities	$197	$203	$6	$—	$6
Debt securities:
Corporate	29,452	30,191	1,168	(429)	739
U.S. Treasury	10,741	10,793	206	(154)	52
Federal agency	17,978	18,574	1,002	(406)	596
Mortgage-backed	7,997	8,171	189	(15)	174
Commercial paper	699	700	1	—	1
	$67,064	$68,632	$2,572	$(1,004)	$1,568

July 31, 2013
Equity securities	$176	$176	$—	$—	$—
Debt securities:
Corporate	31,546	32,393	1,274	(427)	847
U.S. Treasury	11,339	11,543	294	(90)	204
Federal agency	19,810	20,642	1,131	(299)	832
Mortgage-backed	5,752	5,990	238	—	238
	$68,623	$70,744	$2,937	$(816)	$2,121

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
January 31, 2014
Debt securities:
Corporate	$9,685	$(429)	$—	$—	$9,685	$(429)
U.S. Treasury	4,328	(154)	—	—	4,328	(154)
Federal agency	3,785	(406)	—	—	3,785	(406)
Mortgage-backed	2,932	(15)	—	—	2,932	(15)
	$20,730	$(1,004)	$—	$—	$20,730	$(1,004)

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
July 31, 2013
Debt securities:
Corporate	10,990	(427)	—	—	10,990	(427)
U.S. Treasury	3,778	(90)	—	—	3,778	(90)
Federal agency	3,701	(299)	—	—	3,701	(299)
	$18,469	$(816)	$—	$—	$18,469	$(816)
The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three and six months ended January 31, 2014 and January 31, 2013:

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Proceeds from sales	$2,558	$6,689	$3,058	$12,286
Realized gross gains on sales	84	160	84	352
Realized gross losses on sales	99	3	100	5
The following is a summary of the Company’s trading securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets.

	Jan 31, 2014	Jul 31, 2013
Equity securities	$216	$190
Total trading securities	$216	$190

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table shows the net gains and losses recognized on trading securities for the three and six months ended January 31, 2014 and January 31, 2013:

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Gains, net recognized for securities held	$7	$—	$23	$—
Gains, net recognized for securities sold	—	—	—	—
Total gains, net recognized	$7	$—	$23	$—

NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages certain financial exposures through a risk management program that includes the use of foreign exchange derivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard & Poors and “A2” by Moody’s Investor Services, in accordance with the Company’s policies. The Company does not utilize derivative instruments for trading or speculative purposes. As of January 31, 2014, the Company had foreign currency forward contracts outstanding with notional amounts aggregating $477,156, whose fair values were a net asset of $2,829.
Foreign Exchange Related:
a. Derivatives Not Designated as Hedging Instruments
The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts not designated as hedging instruments entered into during the three and six months ended January 31, 2014 was $607,273 and $1,181,442, respectively. The notional amount of foreign currency forward contracts outstanding that were not designated as hedging instruments as of January 31, 2014 was $369,219.
b. Cash Flow Hedges
The Company uses foreign exchange forward contracts for cash flow hedging on its future transactional exposure to the Euro due to changes in market rates to exchange Euros for British Pounds. The hedges cover a British subsidiary (British Pound functional) with Euro revenues and a Swiss subsidiary (Euro functional) with British Pound expenses. The probability of the occurrence of these transactions is high and the Company’s assessment is based on observable facts including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to lock the British Pound equivalent amount of Euro sales for the British subsidiary and the Euro equivalent amount of British Pound expenses for the Swiss subsidiary at the agreed upon exchange rates in the foreign exchange forward contracts. The notional amount of foreign currency forward contracts designated as hedging instruments entered into during the three and six months ended January 31, 2014 was $54,767. The notional amount of foreign currency forward contracts outstanding designated as hedging instruments as of January 31, 2014 was $107,937 and covers certain monthly transactional exposures through February 2015.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
January 31, 2014	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$3,567	Other current liabilities	$4
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$945	Other current liabilities	$1,679
Total derivatives		$4,512		$1,683
Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$87,624

	Asset Derivatives		Liability Derivatives
July 31, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$—	Other current liabilities	$1,941
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$301	Other current liabilities	$1,125
Total derivatives		$301		$3,066
Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$91,800
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three and six months ended January 31, 2014 and January 31, 2013 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Three Months Ended			Three Months Ended
	Jan 31, 2014	Jan 31, 2013		Jan 31, 2014	Jan 31, 2013
Derivatives in cash flow hedging relationships
Foreign exchange forward contracts	$3,489	$(1,825)	Net sales	$113	$(296)
			Cost of sales	(46)	(170)
Total derivatives	$3,489	$(1,825)		$67	$(466)

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Six Months Ended			Six Months Ended
	Jan 31, 2014	Jan 31, 2013		Jan 31, 2014	Jan 31, 2013
Derivatives in cash flow hedging relationships
Foreign exchange forward contracts	$5,310	$(3,777)	Net sales	$112	$(387)
			Cost of sales	(866)	(170)
Total derivatives	$5,310	$(3,777)		$(754)	$(557)

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended January 31, 2014 and January 31, 2013.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three and six months ended January 31, 2014 and January 31, 2013 are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Derivatives not designated as hedging relationships
Foreign exchange forward contracts	Selling, general and administrative expenses	$(2,792)	$(7,388)	$(2,343)	$(9,826)

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three and six months ended January 31, 2014 and January 31, 2013 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Three Months Ended			Three Months Ended
	Jan 31, 2014	Jan 31, 2013		Jan 31, 2014	Jan 31, 2013
Nonderivatives designated as hedging relationships
Net investment hedge	$(3,735)	$9,100	N/A	$—	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Six Months Ended			Six Months Ended
	Jan 31, 2014	Jan 31, 2013		Jan 31, 2014	Jan 31, 2013
Nonderivatives designated as hedging relationships
Net investment hedge	$(4,176)	$10,437	N/A	$—	$—

(b)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended January 31, 2014 and January 31, 2013.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income by component are presented below:

	Foreign Currency Translation	Defined Benefit Pension Plan	Unrealized investment gains/(losses)	Unrealized gains/(losses) on derivatives	Accumulated other comprehensive income/(loss)
Balance at July 31, 2013	$84,598	$(125,211)	$2,123	$(2,302)	$(40,792)
Other comprehensive income/(loss) before reclassifications	21,289	—	(450)	4,817	25,656
Amounts reclassified from accumulated other comprehensive income (loss)	—	4,330	76	764	5,170
Foreign exchange adjustments and other	—	(4,995)	—	—	(4,995)
Balance at January 31, 2014	$105,887	$(125,876)	$1,749	$3,279	$(14,961)

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Reclassifications out of accumulated other comprehensive income are presented below:

	Three Months Ended	Six Months Ended	Affected line item in the Condensed Consolidated Statement of Earnings
	Jan 31, 2014	Jan 31, 2014
Defined Benefit Pension Plan
Amortization of prior service cost	$(385)	$(769)	Note (a)
Recognized actuarial gain/(loss)	(2,770)	(5,500)	Note (a)
Total before tax	(3,155)	(6,269)
Tax benefit	974	1,939
Net of tax	$(2,181)	$(4,330)

Unrealized investment gains/(losses)
Realized investment gain/(losses)	$(62)	$(119)	Selling, general and administrative
Tax (expense)/benefit	23	43
Net of tax	$(39)	$(76)

Unrealized gains/(losses) on derivatives
Foreign exchange forward contracts	$113	$112	Sales
Foreign exchange forward contracts	(46)	(866)	Cost of sales
Total before tax	67	(754)
Tax benefit	(24)	(10)
Net of tax	$43	$(764)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8, Components of Net Periodic Pension Cost, for additional details).

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 15 – SEGMENT INFORMATION
The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.
The following table presents sales and segment profit from continuing operations by business segment reconciled to earnings from continuing operations before income taxes for the three and six months ended January 31, 2014 and January 31, 2013.

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
SALES:
Life Sciences	$353,230	$329,182	$672,176	$629,133
Industrial	323,739	333,273	634,572	660,922
Total	$676,969	$662,455	$1,306,748	$1,290,055
SEGMENT PROFIT:
Life Sciences	$90,856	$82,477	$163,901	$152,319
Industrial	46,891	48,104	97,373	100,870
Total segment profit	137,747	130,581	261,274	253,189
Corporate Services Group	14,766	18,026	30,730	32,091
ROTC	9,170	4,399	18,368	8,673
Interest expense, net	5,195	6,017	11,172	5,449
Earnings from continuing operations before income taxes	$108,616	$102,139	$201,004	$206,976

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The key components of discontinued operations for the three and six months ended January 31, 2013 were as follows:

	Three Months Ended	Six Months Ended
	Jan 31, 2013	Jan 31, 2013
Net sales	$5,496	$8,523

Earnings/(loss) from discontinued operations before income taxes	$(5,663)	$394,321
Provision/(benefit) for income taxes	(2,114)	147,563
Earnings/(loss) from discontinued operations, net of income taxes	$(3,549)	$246,758
Included in earnings from discontinued operations before income taxes above are a (loss)/gain on the sale of the Product Line of $(2,945) and $397,338, respectively, for the three and six months ended January 31, 2013.

NOTE 17 - SUBSEQUENT EVENT
On February 20, 2014 (the “Closing Date”), the Company acquired the Life Sciences business of ATMI, Inc (“ATMI LifeSciences”). ATMI LifeSciences is a technology leader in the field of single-use bioprocess equipment and consumables for the biopharmaceutical and biotechnology industries. The acquisition includes the ATMI LifeSciences portfolio of custom-engineered, flexible packaging solutions, single-use storage systems, mixers and bioreactors. On the Closing Date, the Company paid a cash purchase price of $185,000, subject to a post closing working capital adjustment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read together with the accompanying condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in the Pall Corporation and its subsidiaries (hereinafter collectively referred to as the “Company”, “we” and “our”) Annual Report on Form 10-K for the fiscal year ended July 31, 2013 (“2013 Form 10-K”). Certain information is presented below excluding the impact of foreign exchange translation (“translational FX”) (i.e., had exchange rates not changed year over year). We consider year over year change excluding translational FX to be an important measure because by excluding the impact of volatility of exchange rates, underlying impact of volume and rate changes are evident. United States (“U.S.”) Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis. Our gross margin is impacted by the fluctuation of the costs of products that are sourced in a currency different from the currency they are sold in (“transactional FX”) and our discussion of gross margin below may include references to this. We utilize certain estimates and assumptions that affect the reported financial information as well as to quantify the impact of various significant factors that contribute to the changes in our periodic results included in the discussion below.
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
Our reporting currency is the U.S. Dollar. Because we operate through subsidiaries or branches that transact in over thirty foreign currencies around the world, our earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. Dollar. We estimate that translational FX decreased sales by approximately $13,200 and earnings per share by approximately 4 cents in the three months ended January 31, 2014 when compared to the three months ended January 31, 2013. We estimate that translational FX decreased sales by approximately $20,800 and earnings per share by approximately 6 cents in the six months ended January 31, 2014 when compared to the six months ended January 31, 2013.
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
During the first six months of fiscal year 2014, we completed the acquisitions of Medistad Holding BV (“Medistad”) and SoloHill Engineering, Inc. (“SoloHill”). These acquisitions did not have a material impact on our results from operations or financial position.
RESULTS FROM CONTINUING OPERATIONS
Net Sales

	Three Months Ended		Six Months Ended
By Segment	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Life Sciences	$353,230	$329,182	$672,176	$629,133
Industrial	323,739	333,273	634,572	660,922
Total Sales	$676,969	$662,455	$1,306,748	$1,290,055

	Three Months Ended		Six Months Ended
By Product	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Consumables	$589,301	$572,224	$1,139,970	$1,124,654
Systems	87,668	90,231	166,778	165,401
Total Sales	$676,969	$662,455	$1,306,748	$1,290,055

The percentage change in sales for the three and six months ended January 31, 2014 compared to the three and six months ended January 31, 2013 by segment, with and without the impact of translational FX, are presented below:

	Three Months			Six Months
By Segment	% Change excluding translational FX	Translational FX	Total % Change	% Change excluding translational FX	Translational FX	Total % Change
Life Sciences	8.3	(1.0)	7.3	7.5	(0.7)	6.8
Industrial	0.1	(3.0)	(2.9)	(1.5)	(2.5)	(4.0)
Total	4.2	(2.0)	2.2	2.9	(1.6)	1.3

The percentage change in sales for the three and six months ended January 31, 2014 compared to the three and six months ended January 31, 2013 by product, with and without the impact of translational FX, are presented below:

	Three Months			Six Months
By Product	% Change excluding translational FX	Translational FX	Total % Change	% Change excluding translational FX	Translational FX	Total % Change
Consumables	4.7	(1.7)	3.0	2.9	(1.5)	1.4
Systems	0.6	(3.4)	(2.8)	2.7	(1.9)	0.8
Total	4.2	(2.0)	2.2	2.9	(1.6)	1.3
Three Months
Total sales increased approximately 4% (excluding translational FX) reflecting growth in all markets in the Life Sciences segment and in the Microelectronics market in the Industrial segment, partly offset by declines in the Process Technologies and Aerospace markets in the Industrial segment. More details regarding sales by segment can be found in the discussions under the section “Segment Review.”
The approximate 5% increase in consumables sales (excluding translational FX) reflects solid growth in the Medical and BioPharmaceuticals markets in the Life Sciences segment, and in the Microelectronics market in the Industrial segment, partly offset by a decline in the Aerospace market in the Industrial segment. Consumables sales in the Food & Beverage market in the Life Sciences segment and in the Process Technologies market in the Industrial segment were flat. Increased pricing contributed approximately $4,300, or about 70 basis points, to consumables sales growth, reflecting increases in both segments.
The slight increase in system sales (excluding translational FX) reflects increases in capital spend in the Life Sciences segment, largely offset by timing of capital projects, principally in the Fuels & Chemicals submarket which is part of the Process Technologies market in the Industrial segment.
Six Months
Total sales increased approximately 3% (excluding translational FX) reflecting the same trend evident in the three months as discussed above.
The approximate 3% increase in consumables sales (excluding translational FX) reflects solid growth in the Life Sciences segment, in all three markets, and in the Microelectronics market in the Industrial segment, partly offset by declines in the Process Technologies and Aerospace markets. Increased pricing contributed approximately $7,400, or about 70 basis points, to consumables sales growth, reflecting increases in both segments.
The increase in system sales of approximately 3% (excluding translational FX) reflects increases in capital spend in the Life Sciences segment, partly offset by a slight decline in the Industrial segment mainly due to timing of projects in the Fuels & Chemicals submarket which is part of the Process Technologies market.
Gross Margin

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Gross Profit	$344,259	$341,963	$669,973	$669,046
% of sales	50.9	51.6	51.3	51.9

% Change	0.7		0.1
Three Months
The decrease in overall gross margin of 70 basis points primarily reflects the impact of transactional FX (principally Yen related), lower systems margins and lower gross margin rates from the Medistad acquisition, partly offset by improved pricing. More details regarding gross margin can be found in the discussions under the section “Segment Review.”

Six Months
The decrease in overall gross margin of 60 basis points primarily reflects the same factors discussed above for the three months.
Selling, General and Administrative

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Selling, general and administrative	$196,299	$206,009	$391,183	$401,974
% of sales	29.0	31.1	29.9	31.2

% Change	(4.7)		(2.7)
Three Months
The decrease in selling, general and administrative expenses (“SG&A”) as a percent of sales of 210 basis points reflects savings generated by our structural cost improvement initiative as well as timing of certain selling expenses. These decreases were partly offset by:

•	select investments in high growth markets; and

•	inflationary increases in payroll and related costs.
Six Months
The decrease in SG&A as a percent of sales of 130 basis points reflects the same factors as discussed above in the three months.
Research & Development

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Research and development	$24,979	$23,399	$48,246	$45,974
% of sales	3.7	3.5	3.7	3.6

% Change	6.8		4.9
Three Months
The increase in research and development expenses (“R&D”), reflects our strategy to increase innovation investment in the Life Sciences and Industrial segments. This was driven by our focus on new product development and development of our media and instrumentation capabilities.
Six Months
The increase in R&D reflects the same factors as discussed above in the three months.
Restructuring and Other Charges, Net

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Restructuring and other charges, net	$9,170	$4,399	$18,368	$8,673
In fiscal year 2012, we announced a multi-year strategic cost reduction initiative (“structural cost improvement initiative”). This initiative impacts both segments as well as the Corporate Services Group. Our goal is to properly position our cost structure globally to perform in the current economic environment without adversely impacting our growth or innovation potential.

Key components of the structural cost improvement initiative include:

•	the strategic alignment of our manufacturing, sales and R&D facilities to cost-effectively deliver high-quality products and superior service to our customers worldwide,

•	creation of regional shared financial services centers for the handling of accounting transaction processing and other accounting functions,

•	reorganization of sales functions, to more cost- efficiently deliver superior service to our customers globally, and

•	reductions in headcount across all functional areas, enabled by efficiencies gained through our ERP systems, as well as in order to align to economic conditions.
The structural cost improvement initiative is expected to generate $100,000 in annualized cost savings over a three year period, which will allow us to invest in resources where needed. Approximately half of the targeted $100,000 annualized savings were achieved by the end of fiscal year 2013. We expect to achieve the remainder of our target savings ratably in fiscal years 2014 and 2015. We expect to fund these restructuring activities with cash flows generated from operating activities.
Restructuring and other charges (“ROTC”) in the three and six months ended January 31, 2014 primarily reflect the expenses incurred in connection with our structural cost improvement initiative, as discussed above, including severance costs of $7,347 and $10,462 in the three and six months ended January 31, 2014, respectively. In addition, the six months ended January 31, 2014 includes an increase of $4,440 to our previously established environmental reserves related to a matter in Pinellas Park, Florida.
ROTC in the three and six months ended January 31, 2013 primarily reflect the expenses incurred in connection with our structural cost improvement initiative, as discussed above, including severance costs of $1,916 and $5,195 in the three and six months ended January 31, 2013, respectively.
The details of ROTC, as well as the activity related to restructuring liabilities that were recorded related to our structural cost improvement initiative, can be found in Note 6, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.
Interest Expense, Net

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Interest expense, net	$5,195	$6,017	$11,172	$5,449
Three Months
The decrease in net interest expense of $822 in the three months was primarily driven by a reduction in income tax related interest expense.
Six Months
Interest expense, net, in the six months ended January 31, 2013 reflects the reversal of accrued interest of $6,704, related to the resolution of a U.S. tax audit. Excluding this benefit, interest expense, net, in the six months ended January 31, 2013 would have been $12,153. The resulting decrease in net interest expense of $981 was primarily driven by a reduction in other income tax related interest expense (excluding the item referenced above).
Income Taxes

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Income taxes	$24,950	$21,820	$45,825	$37,492
Effective tax rate (%)	23.0	21.4	22.8	18.1
Our effective tax rate for the three months ended January 31, 2014 and 2013 was 23.0% and 21.4%, respectively. Our effective tax rate for the six months ended January 31, 2014 and 2013 was 22.8% and 18.1%, respectively. The effective tax rate for the six months ended January 31, 2013 reflects a net tax benefit of $7,757 primarily from the resolution of a U.S. tax audit partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings. Excluding these impacts, as well as the impact of ROTC discussed above, the effective tax rate for the six months ended January 31, 2014 and 2013 would have been 22.1% and 22.5%, respectively.

We expect our effective tax rate for the full fiscal year 2014 to be approximately 22.5%, exclusive of the impact of ROTC and discrete items. The actual effective tax rate for the full fiscal year 2014 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies as well as other factors.
Net Earnings

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Net Earnings	$83,666	$80,319	$155,179	$169,484
Diluted earnings per share	$0.75	$0.70	$1.38	$1.48
Three Months
We estimate that translational FX decreased earnings per share by approximately 4 cents in the three months ended January 31, 2014 when compared to the three months ended January 31, 2013. The decrease in share count increased diluted earnings per share by approximately 1 cent.
Six Months
We estimate that translational FX decreased earnings per share by approximately 6 cents in the six months ended January 31, 2014 when compared to the six months ended January 31, 2013. The decrease in share count increased diluted earnings per share by approximately 3 cents.
RESULTS FROM DISCONTINUED OPERATIONS

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Sales	$—	$5,496	$—	$8,523
Net Earnings	$—	$(3,549)	$—	$246,758
Diluted Earnings per share	$—	$(0.03)	$—	$2.15
Net earnings in the six months ended January 31, 2013 reflects the gain on the sale of the Blood Product Line. More details regarding discontinued operations can be found in Note 16, Discontinued Operations, to the accompanying condensed consolidated financial statements.

SEGMENT REVIEW

	Three Months Ended		Six Months Ended
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Sales:
Life Sciences	$353,230	$329,182	$672,176	$629,133
Industrial	323,739	333,273	634,572	660,922
Total	$676,969	$662,455	$1,306,748	$1,290,055
Segment profit:
Life Sciences segment profit	$90,856	$82,477	$163,901	$152,319
Industrial segment profit	46,891	48,104	97,373	100,870
Total segment profit	137,747	130,581	261,274	253,189
Corporate Services Group	14,766	18,026	30,730	32,091
ROTC	9,170	4,399	18,368	8,673
Interest expense, net	5,195	6,017	11,172	5,449
Earnings before income taxes from continuing operations	$108,616	$102,139	$201,004	$206,976

Life Sciences

	Three Months Ended				Six Months Ended
	Jan 31, 2014	% of Sales	Jan 31, 2013	% of Sales	Jan 31, 2014	% of Sales	Jan 31, 2013	% of Sales
Sales	$353,230		$329,182		$672,176		$629,133
Cost of sales	153,167	43.4	137,046	41.6	290,034	43.1	261,043	41.5
Gross margin	200,063	56.6	192,136	58.4	382,142	56.9	368,090	58.5
SG&A	92,959	26.3	94,414	28.7	187,050	27.8	185,319	29.5
R&D	16,248	4.6	15,245	4.6	31,191	4.6	30,452	4.8
Segment profit	$90,856	25.7	$82,477	25.1	$163,901	24.4	$152,319	24.2

	Three Months Ended		Six Months Ended
SALES:	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
By Market and Product
BioPharmaceuticals	$218,625	$201,657	$414,743	$388,898
Food & Beverage	44,054	45,287	87,623	86,833
Medical	56,660	53,292	112,377	100,874
Total Consumables sales	$319,339	$300,236	$614,743	$576,605
Systems Sales	33,891	28,946	57,433	52,528
Total Life Sciences Sales	$353,230	$329,182	$672,176	$629,133

By Region
Americas	$102,313	$104,018	$200,089	$201,816
Europe	186,825	159,360	348,755	303,025
Asia	64,092	65,804	123,332	124,292
Total Life Sciences Sales	$353,230	$329,182	$672,176	$629,133

The percentage change in sales for the three and six months ended January 31, 2014 compared to the three and six months ended January 31, 2013, with and without the impact of translational FX, are presented below:

	Three Months			Six Months
SALES % CHANGE	% Change excluding translational FX	Translational FX	Total % Change	% Change excluding translational FX	Translational FX	Total % Change
By Market and Product
BioPharmaceuticals	9.1	(0.7)	8.4	7.3	(0.7)	6.6
Food & Beverage	(0.4)	(2.3)	(2.7)	2.7	(1.8)	0.9
Medical	6.6	(0.3)	6.3	11.3	0.1	11.4
Total Consumables sales	7.2	(0.8)	6.4	7.3	(0.7)	6.6
Systems Sales	20.0	(2.9)	17.1	10.5	(1.2)	9.3
Total Life Sciences Sales	8.3	(1.0)	7.3	7.5	(0.7)	6.8

By Region
Americas	0.7	(2.3)	(1.6)	1.0	(1.9)	(0.9)
Europe	14.2	3.0	17.2	11.4	3.7	15.1
Asia	6.3	(8.9)	(2.6)	8.9	(9.7)	(0.8)
Total Life Sciences Sales	8.3	(1.0)	7.3	7.5	(0.7)	6.8
Three Months
The acquisitions of Medistad and SoloHill contributed approximately 160 basis points to Life Sciences consumables sales growth compared to last year.
BioPharmaceuticals consumables sales growth reflect overall market strength, particularly in Europe and Asia, growth in single use systems and new products, augmented by acquisitions as discussed above.
Food & Beverage consumables sales were flat (excluding translational FX) primarily due to softness in beer and wine production in Europe, offset by strong sales across Asia.
Medical consumables sales growth reflects the impact of the acquisition of Medistad, as discussed above and growth in the Hospital Critical Care market driven by water products, partly offset by lower blood media sales.
Life Sciences systems sales growth reflects increased capital spending by BioPharmaceuticals and Food & Beverage customers .
Life Sciences segment profit grew 10.2%. Translational FX negatively impacted the segment profit growth by approximately 210 basis points. Segment profit margin increased 60 basis points driven by the benefit from increased leverage of fixed cost SG&A on an increasing sales base, partly offset by a decline in gross margin. The 180 basis point decline in gross margin is primarily due to unfavorable transactional FX (principally Yen related), lower systems margin rates and lower gross margin rates from the Medistad acquisition, partly offset by the benefit of favorable pricing.
Six Months
The acquisitions of Medistad and SoloHill contributed approximately 190 basis points to Life Sciences consumables sales growth compared to last year.
BioPharmaceuticals consumables sales growth reflect overall market strength, particularly in Europe and Asia, growth in single use systems and new products, augmented by acquisitions as discussed above.
Food & Beverage consumables sales growth (excluding translational FX) was driven by strength in Asia.
Medical consumables sales growth reflects an increase in sales to OEMs, augmented by the acquisition of Medistad as discussed above, and growth in the Hospital Critical Care market driven by water products. These factors were partly offset by lower blood media sales.
Life Sciences systems sales growth reflects increased capital spending by BioPharmaceuticals and Food & Beverage customers .

Life Sciences segment profit grew 7.6%. Translational FX negatively impacted the segment profit growth by approximately 170 basis points. Segment profit margin increased 20 basis points driven by the benefit from increased leverage of fixed cost SG&A and R&D on an increasing sales base, partly offset by a decline in gross margin. The 160 basis point decline in gross margin is primarily due to unfavorable transactional FX (principally Yen related) and lower gross margin rates from our recent acquisition Medistad, partly offset by the benefit of favorable pricing.
Industrial

	Three Months Ended				Six Months Ended
	Jan 31, 2014	% of Sales	Jan 31, 2013	% of Sales	Jan 31, 2014	% of Sales	Jan 31, 2013	% of Sales
Sales	$323,739		$333,273		$634,572		$660,922
Cost of sales	179,543	55.5	183,446	55.0	346,741	54.6	359,966	54.5
Gross margin	144,196	44.5	149,827	45.0	287,831	45.4	300,956	45.5
SG&A	88,574	27.4	93,569	28.1	173,403	27.3	184,564	27.9
R&D	8,731	2.7	8,154	2.4	17,055	2.7	15,522	2.3
Segment profit	$46,891	14.5	$48,104	14.4	$97,373	15.3	$100,870	15.3

	Three Months Ended		Six Months Ended
SALES:	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
By Market and Product
Process Technologies	$139,664	$143,146	$264,742	$293,115
Aerospace	53,322	60,578	112,093	116,488
Microelectronics	76,976	68,264	148,392	138,446
Total Consumables sales	$269,962	$271,988	$525,227	$548,049
Systems Sales	53,777	61,285	109,345	112,873
Total Industrial Sales	$323,739	$333,273	$634,572	$660,922

By Region
Americas	$107,843	$105,636	$208,418	$210,309
Europe	96,805	105,502	195,501	204,179
Asia	119,091	122,135	230,653	246,434
Total Industrial Sales	$323,739	$333,273	$634,572	$660,922

The percentage change in sales for the three and six months ended January 31, 2014 compared to the three and six months ended January 31, 2013, with and without the impact of translational FX, are presented below:

	Three Months			Six Months
SALES % CHANGE:	% Change excluding translational FX	Translational FX	Total % Change	% Change excluding translational FX	Translational FX	Total % Change
By Market and Product
Process Technologies	(0.3)	(2.1)	(2.4)	(8.0)	(1.7)	(9.7)
Aerospace	(12.3)	0.3	(12.0)	(4.1)	0.3	(3.8)
Microelectronics	19.5	(6.7)	12.8	14.0	(6.8)	7.2
Total Consumables sales	2.0	(2.7)	(0.7)	(1.6)	(2.6)	(4.2)
Systems Sales	(8.5)	(3.8)	(12.3)	(1.0)	(2.1)	(3.1)
Total Industrial Sales	0.1	(3.0)	(2.9)	(1.5)	(2.5)	(4.0)

By Region
Americas	3.3	(1.2)	2.1	0.1	(1.0)	(0.9)
Europe	(10.0)	1.8	(8.2)	(6.7)	2.4	(4.3)
Asia	6.0	(8.5)	(2.5)	1.4	(7.8)	(6.4)
Total Industrial Sales	0.1	(3.0)	(2.9)	(1.5)	(2.5)	(4.0)
Three Months
Process Technologies consumables sales were flat (excluding translational FX) mainly as a result of weakness in the Fuels & Chemicals submarket. The sales results by key submarkets are discussed below:

•
Consumables sales in the Machinery & Equipment submarket, which represented a little over 20% of total Industrial consumables sales in the quarter, increased almost 2%. Growth was driven by the automotive and in-plant sectors partly offset by continued weakness in the primary metals and mining sectors.

•
Consumables sales in the Fuels & Chemicals submarket, which represented almost 20% of total Industrial consumables sales in the quarter, were down 5% on low-entering backlog and continued softness in emerging markets particularly China, Venezuela and Russia.

•
Consumables sales in the Power Generation submarket, which represented almost 10% of total Industrial consumables sales in the quarter, increased approximately 10% driven by growth in the nuclear and wind sectors.

Aerospace consumables sales decreased on declines in both Commercial and Military Aerospace sales.

•
Sales to the Commercial Aerospace submarket, which represented approximately 10% of total Industrial consumables sales in the quarter, decreased about 10%. The decline primarily reflects a tough comparative as last year included the fulfillment of past due backlog in the quarter and large aftermarket sales that did not repeat this year.

•
Sales in the Military Aerospace submarket, which represented almost 10% of total Industrial consumables sales in the quarter, were down 14%. This primarily reflects a tough comparative, as last year included the fulfillment of past due backlog in the quarter and large helicopter program sales that did not repeat this year.

Microelectronics consumables sales were up in all three regions on continued market strength and new business wins. Strong consumer tablet demand is also driving growth in the display and electronic component sectors.
The decrease in Industrial systems sales primarily reflects timing of capital spending in the Fuels & Chemicals submarket.
Industrial segment profit decreased 2.5%, with translational FX negatively impacting segment profit growth by approximately 700 basis points. Excluding translational FX, segment profit grew 4.5% in spite of flat sales. Segment profit margin increased 10 basis points driven by a 70 basis point decline in SG&A that was primarily attributable to our structural cost improvement initiative, partly offset by increased R&D and a decline in gross margin. The 50 basis point decline in gross margin is primarily due to unfavorable transactional FX (principally Yen related).

Six Months
Process Technologies consumables sales decreased in all submarkets, with the Fuels & Chemicals submarket having the most significant impact. The sales results by key submarkets are discussed below:

•
Consumables sales in the Machinery & Equipment submarket, which represented a little over 20% of total Industrial consumables sales in the six months, decreased almost 4% on weakness in primary metals and mining.

•
Consumables sales in the Fuels & Chemicals submarket, which represented almost 20% of total Industrial consumables sales in the six months, were down about 13% on low-entering backlog and continued softness in emerging markets particularly China, Venezuela and Russia.

•
Consumables sales in the Power Generation submarket, which represented almost 10% of total Industrial consumables sales in the six months, declined approximately 6% primarily on market softness in Europe.

Aerospace consumables sales decreased primarily driven by a decline in Military Aerospace sales.

•
Sales to the Commercial Aerospace submarket, which represented a little over 10% of total Industrial consumables sales in the six months, decreased about 1%. This primarily reflects the same factors as discussed in the three months above.

•
Sales in the Military Aerospace submarket, which represented approximately 10% of total Industrial consumables sales in the six months, were down about 7%. This primarily reflects a decline in the Americas related to large helicopter program sales that did not repeat this year.

Microelectronics consumables sales were up in all three regions on continued market strength and new business wins.
The decrease in Industrial systems sales primarily reflects timing of capital spending in the Fuels & Chemicals submarket.
Industrial segment profit decreased 3.5%, with translational FX negatively impacting segment profit growth by approximately 570 basis points. Excluding translational FX, segment profit was up 2.2% on lower sales. Segment profit margin of 15.3% was on par with last year as a decline in SG&A was offset by increased R&D spend and a slight decline in gross margin. The 60 basis point decline in SG&A was primarily attributable to our structural cost improvement initiative.
Corporate Services Group

	Three Months		Six Months
	Jan 31, 2014	Jan 31, 2013	Jan 31, 2014	Jan 31, 2013
Corporate Services Group expenses	$14,766	$18,026	$30,730	$32,091
% Change	(18.1)		(4.2)
The decrease in Corporate Services Group expenses in the three and six months primarily reflects a decrease in legal and other professional fees as well as the timing of other expenses.
Liquidity and Capital Resources
We utilize cash flow generated from operations and our commercial paper program to meet our short-term liquidity needs. We consider our cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet our anticipated liquidity needs.
Our cash position, net of debt, was approximately $182,800 at January 31, 2014, compared to $299,200 at July 31, 2013, a decrease of $116,400. The impact of translational FX increased net cash by about $6,900. Excluding this impact, net cash decreased by $123,300 reflecting an increase in gross debt of $135,600, principally to fund share repurchase in the U.S. This was partly offset by an increase in cash and cash equivalents of $12,300, principally offshore.
As of January 31, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $942,672. Repatriation of cash held outside the U.S. could be subject to restrictions in the host countries as well as both local and U.S. taxes. However, we do not expect these to have a material effect on our overall liquidity.

We have a five-year $1,200,000 unsecured senior revolving credit facility (the “Facility“) with a syndicate of banks, which expires on April 11, 2018. Borrowings under the Facility bear interest at either a variable rate based upon the London InterBank Offered Rate (U.S. Dollar, British Pound, Euro, Swiss Franc and Japanese Yen borrowings) or the European Union Banking Federation Rate (Euro borrowings) or at the prime rate of the Facility Agent (U.S. Dollar borrowing only). The Facility does not permit us to exceed a maximum consolidated leverage ratio of 3.5:1, based upon the trailing four quarters’ results. In addition, the Facility includes other covenants that under certain circumstances may restrict our ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of January 31, 2014, we did not have any outstanding borrowings under our Facility. As of January 31, 2014, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
As of January 31, 2014, we had approximately $305,000 of outstanding commercial paper, which is recorded as notes payable in the current liability section of our accompanying condensed consolidated balance sheet. Commercial paper outstanding at January 31, 2014 carry interest rates ranging between 0.31% and 0.37% and maturities between 28 and 90 days. Commercial paper outstanding at any one time during the quarter had balances ranging from $260,000 to $495,000, carried interest rates ranging between 0.27% and 0.38% and original maturities between 4 and 90 days.
Cash Flow - Operating Activities

	Six Months Ended
By Segment	Jan 31, 2014	Jan 31, 2013
Net cash provided by operating activities	$205,595	$89,382
Less capital expenditures	34,663	42,403
Free cash flow	$170,932	$46,979

Six Months ended January 31, 2014
The major items impacting net cash provided by operating activities include:

•	net earnings from continuing operations of $155,179;

•	non-cash reconciling items in net earnings from continuing operations, such as depreciation and amortization of long-lived assets of $55,215 and non-cash stock compensation of $15,595;

•	payments related to our Structural Cost Improvement initiative of $14,400; and

•	annual performance based compensation payments.
Improved working capital management, particularly improvement in days sales outstanding, benefited net cash provided by operating activities in the six months.
Six Months ended January 31, 2013
The major items impacting net cash provided by operating activities include:

•	net earnings from continuing operations of $169,484;

•	non-cash reconciling items in net earnings from continuing operations, such as depreciation and amortization of long-lived assets of $54,452 and non-cash stock compensation of $13,072;

•
income tax and tax-related payments of approximately $82,000 related to the settlement of, and deposits for, several years of U.S. tax audits and payments for the gain on the sale of the Blood Product Line;

•	payments related to our Structural Cost Improvement initiative of $19,958; and

•	annual performance based compensation payments.
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

The increase in free cash flow in the six months ended January 31, 2014 compared to the six months ended January 31, 2013 reflects the increase in net cash provided by operating activities and a decrease in capital expenditures.
Depreciation and Amortization
Depreciation expense and amortization expense are presented below:

	Six Months Ended
	Jan 31, 2014	Jan 31, 2013
Depreciation expense	$45,836	$44,317
Amortization expense	$9,379	$10,135
Cash Flow - Investing Activities

	Six Months Ended
	Jan 31, 2014	Jan 31, 2013
Net cash (used)/provided by investing activities	$(35,653)	$500,747
Six Months ended January 31, 2014
The most significant driver of net cash used by investing activities was:

•	Capital expenditures of $34,663.
Six Months ended January 31, 2013
The most significant drivers of net cash provided by investing activities include:

•	Proceeds from the sale of assets of $542,088, primarily related to the sale of our Blood Product Line, and

•	Capital expenditures of $42,403, which partly offset the above.
Cash Flow - Financing Activities

	Six Months Ended
	Jan 31, 2014	Jan 31, 2013
Net cash used by financing activities	$(161,173)	$(239,785)
Share repurchases in the six months ended January 31, 2014 and January 31, 2013, are presented below. For further information on the Company’s share buyback programs, see Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements.

	Six Months Ended
	Jan 31, 2014	Jan 31, 2013
Share repurchases	$250,000	$250,000
Number of shares	2,822	3,971
In the three months ended October 31, 2013, we paid $125,000 under an accelerated share repurchase agreement (“ASR”). Upon completion of the transaction, we received a total of 1,573 shares. In the three months ended January 31, 2014, we paid $125,000 under another ASR agreement and received an initial delivery of 1,249 shares. See Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements for further details.

We increased our quarterly dividend by 10% from 25 cents per share to 27.5 cents per share, effective with the dividend declared on September 24, 2013. In six months ended January 31, 2013, the board of directors declared a dividend in both the first and second quarters. In the six months ended January 31, 2014, the board of directors declared a dividend in the first quarter, no dividend was declared in the second quarter. On February 21, 2014, the board of directors declared its second dividend of fiscal year 2014 of $0.275 per share. Dividends paid in the six months ended January 31, 2014 and January 31, 2013, are presented below:

	Six Months Ended
	Jan 31, 2014	Jan 31, 2013
Dividends paid	$58,408	$52,634
Dividends declared per share	$0.275	$0.50
Net proceeds from equity compensation plans were $7,130 and $24,623 in the six months ended January 31, 2014 and January 31, 2013, respectively.
Non-Cash Working Capital
Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $615,100 at January 31, 2014 as compared with $554,500 at July 31, 2013. Excluding the impact of translational FX (discussed below), non-cash working capital increased approximately $60,300 compared to July 31, 2013 principally reflecting the timing of dividends declared and the payments of annual incentive compensation.
Our balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at January 31, 2014 to those at July 31, 2013, the Euro and the British Pound have strengthened against the U.S. Dollar, and the Japanese Yen has weakened against the U.S. Dollar. The impact of translational FX, increased net inventory, net accounts receivable and other current assets by approximately $1,029, $1,516 and $260, respectively, as compared to July 31, 2013. Additionally, the impact of translational FX increased accounts payable, accrued liabilities and income tax payable collectively by $2,524. The combination of these translational FX impacts increased non-cash working capital by approximately $281.
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
The notional amount of foreign currency forward contracts entered into during the three and six months ended January 31, 2014 was $662,040 and 1,236,209, respectively. The notional amount of foreign currency forward contracts outstanding as of January 31, 2014 was $477,156 of which $107,937 are for cash flow hedges that cover monthly transactional exposures through February 2015. Our foreign currency balance sheet exposures resulted in the recognition of a gain within SG&A of approximately $3,016 in the three months ended January 31, 2014, before the impact of the measures described above. Including the impact of our foreign exchange derivative instruments, the net recognition within SG&A was a gain of approximately $224 in the three months ended January 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES.
There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal year 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Environmental Matters:
The Company’s condensed consolidated balance sheet at January 31, 2014 includes liabilities for environmental matters of approximately $21,402, which relate primarily to the environmental proceedings discussed in the 2013 Form 10-K and Note 5, Contingencies and Commitments, to the accompanying condensed consolidated financial statements of this Form 10-Q. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

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

	(In thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2013 to November 30, 2013	—	$—	—	$206,873
December 1, 2013 to December 31, 2013	1,249	85.05	1,249	81,873
January 1, 2014 to January 31, 2014	—	—	—	81,873
Total	1,249		1,249

(1)
As noted in Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements, the board of directors authorized amounts to be used to purchase shares of common stock over time, as market and business conditions warrant. There is no time restriction on these authorizations. In September 2013, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with a third-party financial institution to repurchase $125,000 of the Company’s common stock. This transaction was completed in the second quarter of fiscal year 2014. Under the agreement, the Company paid $125,000 to the financial institution. Upon completion of the transaction, the Company had received a total of 1,573 shares with an average price per share of $79.45.

In December 2013, the Company entered into a second ASR agreement with a third-party financial institution to repurchase $125,000 of the Company’s common stock. Under the agreement, the Company paid $125,000 to the financial institution and received an initial delivery of 1,249 shares at an aggregate cost of $106,250, with an average price per share of $85.05. These shares were included in treasury stock in the accompanying condensed consolidated balance sheet as of January 31, 2014. The remaining $18,750 was included in additional paid in capital in the accompanying condensed consolidated balance sheets as of January 31, 2014. The December 2013 ASR agreement will be settled during the third quarter of fiscal year 2014. The final number of shares delivered upon settlement of the December 2013 ASR agreement will be determined with reference to the average price of the Company’s common stock over the term of the ASR agreement. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

ITEM 6. EXHIBITS.
See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

March 3, 2014	/s/	AKHIL JOHRI
Akhil Johri Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3(i)*
Restated Certificate of Incorporation of the Registrant as amended through September 1, 2010, filed as Exhibit 3.1(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

3(ii)*	By-Laws of the Registrant as amended through December 12, 2012, filed as Exhibit 3.1(i) to the Registrant’s Current Report on Form 8-K filed on December 17, 2012.

10.1†‡	Pall Corporation Management Stock Purchase Plan, as amended effective February 21, 2014.

10.2†‡	Pall Corporation 2012 Executive Incentive Bonus Plan, as amended effective February 21, 2014.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference.
† Exhibit filed herewith.
‡ Denotes management contract or compensatory plan or arrangement.