Form 10-Q
period 2014-04-30
PALL CORP
filed 2014-06-02
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of May 27, 2014 was 109,681,236.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Apr 30, 2014	Jul 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$870,874	$936,886
Accounts receivable	564,782	566,335
Inventory	428,648	381,047
Prepaid expenses	80,676	72,808
Other current assets	82,368	92,953
Total current assets	2,027,348	2,050,029
Property, plant and equipment	799,197	774,948
Goodwill	445,030	342,492
Intangible assets	211,586	137,243
Other non-current assets	163,104	168,127
Total assets	$3,646,265	$3,472,839

Liabilities and Stockholders’ Equity:
Current liabilities:
Notes payable	$304,959	$169,967
Accounts payable	160,049	157,176
Accrued liabilities	307,930	312,829
Income taxes payable	57,009	60,732
Current portion of long-term debt	406	420
Dividends payable	30,159	27,947
Total current liabilities	860,512	729,071
Long-term debt, net of current portion	463,666	467,319
Income taxes payable – non-current	135,366	141,843
Deferred taxes and other non-current liabilities	365,551	319,650
Total liabilities	1,825,095	1,657,883

Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	324,025	298,150
Retained earnings	2,424,552	2,285,031
Treasury stock, at cost	(950,506)	(740,229)
Accumulated other comprehensive income/(loss):
Foreign currency translation	130,928	84,598
Pension liability adjustment	(125,257)	(125,211)
Unrealized investment gains	1,525	2,123
Unrealized gains/(losses) on derivatives	3,107	(2,302)
Total accumulated other comprehensive income/(loss)	10,303	(40,792)
Total stockholders’ equity	1,821,170	1,814,956
Total liabilities and stockholders’ equity	$3,646,265	$3,472,839

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Net sales	$682,445	$641,190	$1,989,193	$1,931,245
Cost of sales	334,371	307,111	971,146	928,120
Gross profit	348,074	334,079	1,018,047	1,003,125

Selling, general and administrative expenses	201,045	199,595	592,228	601,569
Research and development	26,644	22,608	74,890	68,582
Restructuring and other charges, net	11,542	12,824	29,910	21,497
Interest expense, net	4,747	5,298	15,919	10,747
Earnings from continuing operations before income taxes	104,096	93,754	305,100	300,730
Provision for income taxes	15,405	19,483	61,230	56,975
Net earnings from continuing operations	$88,691	$74,271	$243,870	$243,755
Earnings/(loss) from discontinued operations, net of income taxes	$—	$(1,206)	$—	$245,552
Net earnings	$88,691	$73,065	$243,870	$489,307

Earnings per share from continuing operations:
Basic	$0.80	$0.66	$2.20	$2.16
Diluted	$0.80	$0.65	$2.17	$2.13
Earnings/(loss) per share from discontinued operations:
Basic	$—	$(0.01)	$—	$2.17
Diluted	$—	$(0.01)	$—	$2.15
Earnings per share:
Basic	$0.80	$0.65	$2.20	$4.33
Diluted	$0.80	$0.64	$2.17	$4.28

Dividends declared per share	$0.550	$0.250	$0.825	$0.750

Average shares outstanding:
Basic	110,183	111,964	110,946	112,979
Diluted	111,466	113,311	112,215	114,415

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Net earnings	$88,691	$73,065	$243,870	$489,307
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation	25,041	(33,127)	46,330	8,195
Pension liability adjustment	619	4,199	(46)	8,762
Unrealized investment gains/(losses)	(224)	(208)	(598)	(145)
Unrealized gains/(losses) on derivatives	(172)	1,548	5,409	(2,229)
Total other comprehensive income/(loss), net of income taxes	25,264	(27,588)	51,095	14,583
Comprehensive income	$113,955	$45,477	$294,965	$503,890

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	Apr 30, 2014	Apr 30, 2013
Operating activities:
Net cash provided by operating activities	$342,164	$206,890

Investing activities:
Capital expenditures	(50,301)	(66,387)
Acquisition of businesses, net of cash acquired	(195,262)	—
Purchases of retirement benefit assets	(29,518)	(33,503)
Proceeds from retirement benefit assets	36,020	36,689
Proceeds from sale of assets	5,618	537,284
Other	(9,167)	(3,862)
Net cash provided/(used) by investing activities	(242,610)	470,221

Financing activities:
Notes payable	134,992	10,020
Dividends paid	(88,596)	(80,197)
Long-term borrowings	—	14
Repayments of short-term debt	(3,927)	—
Repayments of long-term debt	(545)	(352)
Net proceeds from stock plans	13,814	31,054
Additions to deferred financing costs	—	(3,043)
Purchase of treasury stock	(250,000)	(250,000)
Excess tax benefits from stock-based compensation arrangements	11,327	11,774
Net cash used by financing activities	(182,935)	(280,730)
Cash flow for period	(83,381)	396,381
Cash and cash equivalents at beginning of year	936,886	500,274
Effect of exchange rate changes on cash and cash equivalents	17,369	7,312
Cash and cash equivalents at end of period	$870,874	$903,967
Supplemental disclosures:
Interest paid	$13,068	$23,780
Income taxes paid (net of refunds)	44,782	133,417

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

NOTE 2 – BALANCE SHEET DETAILS
The following tables provide details of selected balance sheet items:

	Apr 30, 2014	Jul 31, 2013
Accounts receivable:
Billed	$513,137	$508,448
Unbilled	65,661	72,787
Total	578,798	581,235
Less: Allowances for doubtful accounts	(14,016)	(14,900)
	$564,782	$566,335
Unbilled receivables principally relate to revenues accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

	Apr 30, 2014	Jul 31, 2013
Inventory:
Raw materials and components	$124,837	$94,837
Work-in-process	109,028	94,998
Finished goods	194,783	191,212
	$428,648	$381,047

	Apr 30, 2014	July 31, 2013
Property, plant and equipment:
Property, plant and equipment	$1,757,331	$1,650,274
Less: Accumulated depreciation and amortization	(958,134)	(875,326)
	$799,197	$774,948

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS
The Company completed its annual goodwill impairment test for all reporting units in the third quarter of fiscal year 2014 and determined that no impairment existed. In addition, the Company had no impairment of goodwill in the prior year. In connection with the annual goodwill impairment test, the Company estimates the fair value of its reporting units using a market approach employing Level 3 inputs as defined in the fair value hierarchy described in Note 11, Fair Value Measurements.
The following table presents changes in the carrying value of goodwill, allocated by reportable segment.

	Life Sciences	Industrial	Total
Balance as of July 31, 2013	$180,896	$161,596	$342,492
Acquisitions	99,744	—	99,744
Foreign currency translation	1,818	976	2,794
Balance as of April 30, 2014	$282,458	$162,572	$445,030
In connection with the acquisitions in the first nine months of fiscal year 2014, see Note 17, Acquisitions, the Company recorded the fair value of the intangible assets acquired, which were valued using the income approach. The valuation employed level 3 inputs, as defined in the fair value hierarchy.
Intangible assets consist of the following:

	Apr 30, 2014
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$166,112	$64,522	$101,590
Customer-related intangibles	129,777	30,480	99,297
Trademarks	16,412	6,835	9,577
Other	3,674	2,552	1,122
	$315,975	$104,389	$211,586

	Jul 31, 2013
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$123,707	$69,992	$53,715
Customer-related intangibles	97,016	22,425	74,591
Trademarks	13,291	6,166	7,125
Other	4,425	2,613	1,812
	$238,439	$101,196	$137,243
Amortization expense from continuing operations for intangible assets for the three and nine months ended April 30, 2014 was $5,399 and $14,778, respectively. Amortization expense from continuing operations for intangible assets for the three and nine months ended April 30, 2013 was $4,765 and $14,900, respectively. Amortization expense is estimated to be approximately $5,699 for the remainder of fiscal year 2014, $21,202 in fiscal year 2015, $19,920 in fiscal year 2016, $19,841 in fiscal year 2017, $19,670 in fiscal year 2018, and $17,316 in fiscal year 2019.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 4 – TREASURY STOCK
The following table highlights the share repurchase authorizations in effect during fiscal year 2014:

	Date of Authorization
	Sep 26, 2011	Jan 17, 2013	Total
Amount available for repurchases as of July 31, 2013	$81,873	$250,000	$331,873
New authorizations	—	—	—
Utilized	(81,873)	(168,127)	(250,000)
Amount available for repurchases as of April 30, 2014	$—	$81,873	$81,873
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
In December 2013, the Company entered into a second ASR agreement with a third-party financial institution to repurchase $125,000 of the Company’s common stock. This transaction was completed in the third quarter of fiscal year 2014. Under the agreement, the Company paid $125,000 to the financial institution. Upon completion of the transaction, the Company received a total of 1,483 shares with an average price per share of $84.31.
During the nine months ended April 30, 2014, 935 shares were issued under the Company’s stock-based compensation plans. At April 30, 2014, the Company held 18,291 treasury shares.

NOTE 5 – CONTINGENCIES AND COMMITMENTS
With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the Company’s 2013 Form 10-K and below, the Company has assessed the ultimate resolution of these matters and has reflected appropriate contingent liabilities in the condensed consolidated financial statements as of April 30, 2014 and July 31, 2013.
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
The Company’s condensed consolidated balance sheet at April 30, 2014 includes liabilities for environmental matters of approximately $20,738 which relate primarily to the environmental proceedings discussed in the 2013 Form 10-K and as updated in this Note. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6 – RESTRUCTURING AND OTHER CHARGES, NET
The following tables summarize the restructuring and other charges (“ROTC”) recorded in the three and nine months ended April 30, 2014 and April 30, 2013:

	Three Months Ended Apr 30, 2014			Nine Months Ended Apr 30, 2014
	Restructuring (1)	Other (Gains)/ Charges (2)	Total	Restructuring (1)	Other (Gains)/ Charges (2)	Total
Severance benefits and other employment contract obligations	$8,289	$—	$8,289	$18,751	$(402)	$18,349
Professional fees and other costs, net of receipt of insurance claim payments	567	1,498	2,065	2,704	3,693	6,397
(Gain)/loss on sale and impairment of assets, net	3,986	(1,640)	2,346	3,986	(1,480)	2,506
Environmental matters	—	—	—	—	4,440	4,440
Reversal of excess restructuring reserves	(1,158)	—	(1,158)	(1,782)	—	(1,782)
	$11,684	$(142)	$11,542	$23,659	$6,251	$29,910

Cash	$7,698	$(142)	$7,556	$19,673	$6,091	$25,764
Non-cash	3,986	—	3,986	3,986	160	4,146
	$11,684	$(142)	$11,542	$23,659	$6,251	$29,910

	Three Months Ended Apr 30, 2013			Nine Months Ended Apr 30, 2013
	Restructuring (1)	Other (Gains)/ Charges (2)	Total	Restructuring (1)	Other (Gains)/ Charges (2)	Total
Severance benefits and other employment contract obligations	$5,701	$1,452	$7,153	$10,896	$2,903	$13,799
Professional fees and other costs, net of receipt of insurance claim payments	361	531	892	1,149	2,117	3,266
(Gain)/loss on sale and impairment of assets, net	999	1,357	2,356	993	1,357	2,350
Environmental matters	—	2,715	2,715	—	2,715	2,715
Reversal of excess restructuring reserves	(292)	—	(292)	(633)	—	(633)
	$6,769	$6,055	$12,824	$12,405	$9,092	$21,497

Cash	$5,770	$4,185	$9,955	$11,007	$6,709	$17,716
Non-cash	999	1,870	2,869	1,398	2,383	3,781
	$6,769	$6,055	$12,824	$12,405	$9,092	$21,497

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
Restructuring charges recorded in the three and nine months ended April 30, 2014 and April 30, 2013 primarily reflect the expenses incurred in connection with the Company’s structural cost improvement initiative as discussed above.
Restructuring charges in the three and nine months ended April 30, 2014 also includes the impairment of assets of $3,986 related to the discontinuance of a specific manufacturing line due to excess capacity as a result of recent acquisitions.
(2) Other (Gains)/Charges:
Severance benefits and other employment contract obligations: In the three and nine months ended April 30, 2013, the Company recorded charges related to certain employment contract obligations.
Professional fees and other: In the three months ended April 30, 2014, the Company recorded costs related to the settlement of a legal matter. Furthermore, in the three and nine months ended April 30, 2014, the Company recorded acquisition related legal and other professional fees. In the three and nine months ended April 30, 2013, the Company recorded settlement related costs as well as legal and other professional fees, related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings (see Note 14, Contingencies and Commitments, in the 2013 Form 10-K).
Gain on sale and impairment of assets: In the three months ended April 30, 2014, the Company recorded a gain on the sale of a building in Europe. In the three months ended April 30, 2013, the Company recorded an impairment related to a software project.
Environmental matters: As discussed in Note 5, Contingencies and Commitments, in the nine months ended April 30, 2014, the Company increased its previously established environmental reserve related to a matter in Pinellas Park, Florida. In the three months ended April 30, 2013, the Company increased its previously established environmental reserve related to a matter in Glen Cove, New York.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table summarizes the activity related to restructuring liabilities recorded for the Company’s structural cost improvement initiative which began in fiscal year 2012:

	Severance	Other	Total
Original charge	$61,852	$3,448	$65,300
Utilized	(27,365)	(2,798)	(30,163)
Translation	(123)	(47)	(170)
Balance at Jul 31, 2012	$34,364	$603	$34,967
Additions	21,637	2,840	24,477
Utilized	(29,574)	(1,936)	(31,510)
Reversal of excess reserves	(500)	(57)	(557)
Translation	313	23	336
Balance at Jul 31, 2013	$26,240	$1,473	$27,713
Additions	18,751	2,704	21,455
Utilized	(18,996)	(2,533)	(21,529)
Reversal of excess reserves	(1,682)	(100)	(1,782)
Translation	628	63	691
Balance at Apr 30, 2014	$24,941	$1,607	$26,548
Excluded from the table above are restructuring liabilities relating to restructuring plans initiated in fiscal year 2010. At April 30, 2014, the balance of these liabilities was $213.

NOTE 7 – INCOME TAXES
The Company’s effective tax rates on continuing operations for the nine months ended April 30, 2014 and April 30, 2013 were 20.1% and 18.9%, respectively. For the nine months ended April 30, 2014, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and a net tax benefit of $10,054 from the resolution of tax audits. For the nine months ended April 30, 2013, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and a net tax benefit of $7,757 primarily from the resolution of a U.S. tax audit partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings.
During the nine months ended April 30, 2014, the Company reached a final settlement with Her Majesty’s Revenue and Customs (“HMRC”) in the United Kingdom resolving the outstanding tax positions for fiscal years ended July 2010 and July 2011. As a result, the Company reversed $10,961 of previously recorded liabilities related to tax and penalties, as well as $1,478 related to interest ($1,138 net of income tax cost) that were accrued but not assessed as part of the settlement.
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
At April 30, 2014 and July 31, 2013, the Company had gross unrecognized income tax benefits of $198,899 and $203,376, respectively. During the nine months ended April 30, 2014, the amount of gross unrecognized tax benefits decreased by $4,477, primarily due to the settlement with HMRC for fiscal years ended July 2010 and July 2011 and the expiration of various foreign statutes of limitation, partially offset by tax positions taken during the current period and the impact of foreign currency translation. As of April 30, 2014, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $155,469.
At April 30, 2014 and July 31, 2013, the Company had liabilities of $17,450 and $18,622, respectively, for potential payment of interest and penalties.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $55,781.
Subsequent to the balance sheet date, the Company received official notification of the resolution of a tax audit in Germany related to fiscal years 2005 through 2008. This will result in the recognition of previously unrecognized income tax benefits of approximately $7,000 and a reversal of interest of approximately $3,000 in the Company's fourth fiscal quarter ending July 31, 2014.

NOTE 8 – COMPONENTS OF NET PERIODIC PENSION COST
Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Service cost	$2,169	$2,648	$1,005	$1,093	$3,174	$3,741
Interest cost	3,028	2,617	4,398	3,899	7,426	6,516
Expected return on plan assets	(2,325)	(2,383)	(3,611)	(3,937)	(5,936)	(6,320)
Amortization of prior service cost/(credit)	395	392	(10)	(12)	385	380
Amortization of actuarial loss	1,344	2,411	1,450	1,358	2,794	3,769
Loss due to curtailments and settlements	—	16	—	—	—	16
Net periodic benefit cost	$4,611	$5,701	$3,232	$2,401	$7,843	$8,102

	Nine Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Service cost	$6,509	$7,943	$2,998	$3,443	$9,507	$11,386
Interest cost	9,083	7,852	12,923	11,965	22,006	19,817
Expected return on plan assets	(6,974)	(7,150)	(10,591)	(12,158)	(17,565)	(19,308)
Amortization of prior service cost/(credit)	1,185	1,178	(31)	(44)	1,154	1,134
Amortization of actuarial loss	4,033	7,233	4,261	4,170	8,294	11,403
Loss due to curtailments and settlements	—	49	—	—	—	49
Net periodic benefit cost	$13,836	$17,105	$9,560	$7,376	$23,396	$24,481

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
The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and nine months ended April 30, 2014 and April 30, 2013 are reflected in the table below:

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Restricted stock units	$5,064	$3,978	$15,511	$11,895
Stock options	2,069	1,825	5,555	4,503
MSPP	961	976	2,125	2,763
ESPP	273	302	771	992
Total	$8,367	$7,081	$23,962	$20,153

NOTE 10 – EARNINGS PER SHARE
The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that any cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Equity awards aggregating 496 and 742 shares were not included in the computation of diluted shares for the three months ended April 30, 2014 and April 30, 2013, respectively, because their effect would have been antidilutive. For the nine months ended April 30, 2014 and April 30, 2013, 524 and 586 antidilutive shares, respectively, were excluded. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Basic shares outstanding	110,183	111,964	110,946	112,979
Effect of stock plans	1,283	1,347	1,269	1,436
Diluted shares outstanding	111,466	113,311	112,215	114,415

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
The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2014:

	Fair Value Measurements
	As of
	Apr 30, 2014	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$3,948	$3,948	$—	$—
Available-for-sale securities:
Equity securities	4,524	4,524	—	—
Debt securities:
Corporate	30,359	—	30,359	—
U.S. Treasury	10,416	—	10,416	—
Federal agency	16,374	—	16,374	—
Mortgage-backed	9,544	—	9,544	—
Trading securities	788	788	—	—
Derivative financial instruments:
Foreign exchange forward contracts	3,555	—	3,555	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	689	—	689	—

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 12 – INVESTMENT SECURITIES
The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the benefits protection trusts at April 30, 2014 range from 2014 to 2046.

	Cost/ Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains/(Losses)
April 30, 2014
Equity securities	$5,029	$4,524	$5	$(510)	$(505)
Debt securities:
Corporate	29,435	30,359	1,172	(248)	924
U.S. Treasury	10,310	10,416	215	(109)	106
Federal agency	16,075	16,374	878	(579)	299
Mortgage-backed	9,366	9,544	189	(11)	178
	$70,215	$71,217	$2,459	$(1,457)	$1,002

July 31, 2013
Equity securities	$176	$176	$—	$—	$—
Debt securities:
Corporate	31,546	32,393	1,274	(427)	847
U.S. Treasury	11,339	11,543	294	(90)	204
Federal agency	19,810	20,642	1,131	(299)	832
Mortgage-backed	5,752	5,990	238	—	238
	$68,623	$70,744	$2,937	$(816)	$2,121

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
April 30, 2014
Debt securities:
Corporate	$8,865	$(248)	$—	$—	$8,865	$(248)
U.S. Treasury	4,372	(109)	—	—	4,372	(109)
Federal agency	1,634	(63)	1,598	(516)	3,232	(579)
Mortgage-backed	1,109	(11)	—	—	1,109	(11)
Equity securities	4,326	(510)	—	—	4,326	(510)
	$20,306	$(941)	$1,598	$(516)	$21,904	$(1,457)

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
July 31, 2013
Debt securities:
Corporate	$10,990	$(427)	$—	$—	$10,990	$(427)
U.S. Treasury	3,778	(90)	—	—	3,778	(90)
Federal agency	3,701	(299)	—	—	3,701	(299)
	$18,469	$(816)	$—	$—	$18,469	$(816)
The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the three and nine months ended April 30, 2014 and April 30, 2013:

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Proceeds from sales	$4,915	$883	$7,973	$13,169
Realized gross gains on sales	93	18	177	370
Realized gross losses on sales	6	—	106	5
The following is a summary of the Company’s trading securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets.

	Apr 30, 2014	Jul 31, 2013
Equity securities	$788	$190
Total trading securities	$788	$190

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table shows the net gains and losses recognized on trading securities for the three and nine months ended April 30, 2014 and April 30, 2013:

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Gains/(losses), net recognized for securities held	$(1)	$—	$22	$—
Gains/(losses), net recognized for securities sold	—	—	—	—
Total gains/(losses), net recognized	$(1)	$—	$22	$—

NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages certain financial exposures through a risk management program that includes the use of foreign exchange derivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard & Poors and “A2” by Moody’s Investor Services, in accordance with the Company’s policies. The Company does not utilize derivative instruments for trading or speculative purposes. As of April 30, 2014, the Company had foreign currency forward contracts outstanding with notional amounts aggregating $512,733, whose fair values were a net asset of $2,866.
Foreign Exchange Related:
a. Derivatives Not Designated as Hedging Instruments
The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts not designated as hedging instruments entered into during the three and nine months ended April 30, 2014 was $664,039 and $1,845,481, respectively. The notional amount of foreign currency forward contracts outstanding that were not designated as hedging instruments as of April 30, 2014 was $406,572.
b. Cash Flow Hedges
The Company uses foreign exchange forward contracts for cash flow hedging on its future transactional exposure to the Euro due to changes in market rates to exchange Euros for British Pounds. The hedges cover a British subsidiary (British Pound functional) with Euro revenues and a Swiss subsidiary (Euro functional) with British Pound expenses. The probability of the occurrence of these transactions is high and the Company’s assessment is based on observable facts including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to lock a portion of the British Pound equivalent amount of Euro sales for the British subsidiary and a portion of the Euro equivalent amount of British Pound expenses for the Swiss subsidiary at the agreed upon exchange rates in the foreign exchange forward contracts. The notional amount of foreign currency forward contracts designated as hedging instruments entered into during the three and nine months ended April 30, 2014 was $23,174 and $77,941. The notional amount of foreign currency forward contracts outstanding designated as hedging instruments as of April 30, 2014 was $106,161 and covers certain monthly transactional exposures through May 2015.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
April 30, 2014	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$2,895	Other current liabilities	$7
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$660	Other current liabilities	$682
Total derivatives		$3,555		$689
Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$87,687

	Asset Derivatives		Liability Derivatives
July 31, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$—	Other current liabilities	$1,941
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$301	Other current liabilities	$1,125
Total derivatives		$301		$3,066
Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$91,800

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three and nine months ended April 30, 2014 and April 30, 2013 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Three Months Ended			Three Months Ended
	Apr 30, 2014	Apr 30, 2013		Apr 30, 2014	Apr 30, 2013
Derivatives in cash flow hedging relationships
Foreign exchange forward contracts	$305	$1,548	Net sales	$440	$(615)
			Cost of sales	171	(537)
Total derivatives	$305	$1,548		$611	$(1,152)

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Nine Months Ended			Nine Months Ended
	Apr 30, 2014	Apr 30, 2013		Apr 30, 2014	Apr 30, 2013
Derivatives in cash flow hedging relationships
Foreign exchange forward contracts	$5,615	$(2,229)	Net sales	$552	$(1,002)
			Cost of sales	(695)	(707)
Total derivatives	$5,615	$(2,229)		$(143)	$(1,709)

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three and nine months ended April 30, 2014 and April 30, 2013.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three and nine months ended April 30, 2014 and April 30, 2013 are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Derivatives not designated as hedging relationships
Foreign exchange forward contracts	Selling, general and administrative expenses	$(607)	$(5,206)	$(2,950)	$(15,032)

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three and nine months ended April 30, 2014 and April 30, 2013 are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Three Months Ended			Three Months Ended
	Apr 30, 2014	Apr 30, 2013		Apr 30, 2014	Apr 30, 2013
Nonderivatives designated as hedging relationships
Net investment hedge	$63	$4,320	N/A	$—	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Nine Months Ended			Nine Months Ended
	Apr 30, 2014	Apr 30, 2013		Apr 30, 2014	Apr 30, 2013
Nonderivatives designated as hedging relationships
Net investment hedge	$(4,113)	$14,757	N/A	$—	$—

(b)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three and nine months ended April 30, 2014 and April 30, 2013.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income by component are presented below:

	Foreign Currency Translation	Defined Benefit Pension Plan	Unrealized investment gains/(losses)	Unrealized gains/(losses) on derivatives	Accumulated other comprehensive income/(loss)
Balance at July 31, 2013	$84,598	$(125,211)	$2,123	$(2,302)	$(40,792)
Other comprehensive income/(loss) before reclassifications	46,330	—	(813)	5,154	50,671
Amounts reclassified from accumulated other comprehensive income (loss)	—	6,551	215	255	7,021
Foreign exchange adjustments and other	—	(6,597)	—	—	(6,597)
Balance at April 30, 2014	$130,928	$(125,257)	$1,525	$3,107	$10,303

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Reclassifications out of accumulated other comprehensive income are presented below:

	Three Months Ended	Nine Months Ended	Affected line item in the Condensed Consolidated Statement of Earnings
	Apr 30, 2014	Apr 30, 2014
Defined Benefit Pension Plan
Amortization of prior service cost	$(385)	$(1,154)	Note (a)
Recognized actuarial gain/(loss)	(2,794)	(8,294)	Note (a)
Total before tax	(3,179)	(9,448)
Tax (expense)/benefit	958	2,897
Net of tax	$(2,221)	$(6,551)

Unrealized investment gains/(losses)
Realized investment gain/(losses)	$(217)	$(336)	Selling, general and administrative
Tax (expense)/benefit	78	121
Net of tax	$(139)	$(215)

Unrealized gains/(losses) on derivatives
Foreign exchange forward contracts	$440	$552	Sales
Foreign exchange forward contracts	171	(695)	Cost of sales
Total before tax	611	(143)
Tax (expense)/benefit	(102)	(112)
Net of tax	$509	$(255)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8, Components of Net Periodic Pension Cost, for additional details).

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 15 – SEGMENT INFORMATION
The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.
The following table presents sales and segment profit from continuing operations by business segment reconciled to earnings from continuing operations before income taxes for the three and nine months ended April 30, 2014 and April 30, 2013.

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
SALES:
Life Sciences	$368,835	$326,097	$1,041,011	$955,230
Industrial	313,610	315,093	948,182	976,015
Total	$682,445	$641,190	$1,989,193	$1,931,245
SEGMENT PROFIT:
Life Sciences	$88,339	$81,195	$252,240	$233,514
Industrial	49,350	45,853	146,723	146,723
Total segment profit	137,689	127,048	398,963	380,237
Corporate Services Group	17,304	15,172	48,034	47,263
ROTC	11,542	12,824	29,910	21,497
Interest expense, net	4,747	5,298	15,919	10,747
Earnings from continuing operations before income taxes	$104,096	$93,754	$305,100	$300,730

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The key components of discontinued operations for the three and nine months ended April 30, 2013 were as follows:

	Three Months Ended	Nine Months Ended
	Apr 30, 2013	Apr 30, 2013
Net sales	$344	$8,867

Earnings/(loss) from discontinued operations before income taxes	$(1,896)	$392,425
Provision/(benefit) for income taxes	(690)	146,873
Earnings/(loss) from discontinued operations, net of income taxes	$(1,206)	$245,552
Included in earnings from discontinued operations before income taxes above are a (loss)/gain on the sale of the Product Line of $(545) and $396,793, respectively, for the three and nine months ended April 30, 2013.

NOTE 17 – ACQUISITIONS
During the first and second quarters of fiscal 2014, the Company completed two acquisitions - Medistad Holding BV, a European manufacturing entity, and SoloHill Engineering, Inc., a United States technology company. The aggregate consideration for these acquisitions was $30,677, which included approximately $3,000 of contingent consideration.
On February 20, 2014, the Company acquired the Life Sciences business of ATMI, Inc. (“ATMI LifeSciences”). ATMI LifeSciences is a technology leader in the field of single-use bioprocess equipment and consumables for the biopharmaceutical and biotechnology industries. The acquisition includes the ATMI LifeSciences portfolio of custom-engineered, flexible packaging solutions, single-use storage systems, mixers and bioreactors. The Company paid a cash purchase price of $185,000, and an additional $5,793 related to working capital adjustments.
The acquisition of ATMI LifeSciences broadens the Company's upstream presence in bioprocessing and complements its established downstream capabilities. Combined with the aforementioned acquisitions, both innovators in the single-use market, and the Company's already solid portfolio of biopharmaceutical solutions, the addition of the ATMI LifeSciences assets well positions the Company to capitalize on opportunities in the rapidly growing single-use market segment.
The above transactions (the “2014 acquisitions”) were funded with available cash and borrowings under the Company's commercial paper program. Tangible and intangible assets acquired and liabilities assumed were recognized based upon their estimated fair values at the respective closing dates. The Company is currently in the process of finalizing the valuations of acquired tangible and intangible assets and liabilities, and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, in the aggregate, for the 2014 acquisitions as of April 30, 2014.

Purchase price, including working capital adjustments	$221,470
Cash acquired	832
Purchase price, net of cash acquired	220,638

Accounts receivable	10,959
Inventories	22,299
Other current assets	6,891
Property, plant and equipment	30,177
Intangible assets	86,568
Other non-current assets	5,866
Total identifiable assets acquired, net of cash acquired	162,760

Current liabilities	15,722
Non-current liabilities	26,144
Total liabilities assumed	41,866
Goodwill (excess cost over value of net assets acquired)	$99,744
The Company recorded an aggregate of $99,744 of goodwill related to the 2014 acquisitions, none of which is expected to be deductible for income tax purposes.
The results of operations for the acquisitions since their respective acquisition dates are included in the accompanying condensed consolidated financial statements and reported in the Life Sciences segment results in Note 15, Segment Information. The impact of the 2014 acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results from operations. Additionally, assuming these transactions had occurred at the beginning of the respective fiscal years, the consolidated pro forma results would not be materially different from reported results for the nine months ended April 30, 2014 and April 30, 2013.
NOTE 18 – SUBSEQUENT EVENT
On May 1, 2014, the Company acquired Filter Specialists, Inc. (“FSI”), one of the industry’s leading suppliers of filter bags. FSI has developed an extremely strong brand since being established in 1972. Their technology is a direct complement to the Company's existing product line and enables it to provide a broader and more complete portfolio of products. Additionally, this acquisition will increase the Company's footprint in the automotive paint, chemical, petrochemical, oil and gas, and food and beverage markets. On the Closing Date, the Company paid a cash purchase price of $124,000, subject to a post closing working capital adjustment.

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
Our reporting currency is the U.S. Dollar. Because we operate through subsidiaries or branches that transact in over thirty foreign currencies around the world, our earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. Dollar. We estimate that translational FX decreased sales by approximately $600 and earnings per share by approximately 1 cent in the three months ended April 30, 2014 when compared to the three months ended April 30, 2013. We estimate that translational FX decreased sales by approximately $21,400 and earnings per share by approximately 7 cents in the nine months ended April 30, 2014 when compared to the nine months ended April 30, 2013.
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
During the first and second quarters of fiscal 2014, we completed two acquisitions - Medistad Holding BV (“Medistad”), a European manufacturing entity, and SoloHill Engineering, Inc. (“SoloHill”), a U.S. technology company. The aggregate consideration for these acquisitions was approximately $31 million, net of cash acquired, and included $3 million of contingent consideration. On February 20, 2014 (the “Closing Date”), we acquired the Life Sciences business of ATMI, Inc. (“ATMI LifeSciences”). ATMI LifeSciences is a technology leader in the field of single-use bioprocess equipment and consumables for the biopharmaceutical and biotechnology industries. On the Closing Date, the Company paid a cash purchase price, inclusive of working capital adjustments, of approximately $191 million. The acquisition of ATMI LifeSciences complements our upstream presence in bioprocessing and complements our established downstream capabilities. Combined with the aforementioned acquisitions, both innovators in the single-use market, and our already solid portfolio of biopharmaceutical solutions, the addition of the ATMI LifeSciences assets positions us well to capitalize on opportunities in the rapidly growing single-use market segment. These acquisitions did not have a material impact on our results from operations or financial position. See Note 17, Acquisitions, to the accompanying condensed consolidated financial statements for further detail.
RESULTS FROM CONTINUING OPERATIONS
Net Sales

	Three Months Ended		Nine Months Ended
By Segment	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Life Sciences	$368,835	$326,097	$1,041,011	$955,230
Industrial	313,610	315,093	948,182	976,015
Total Sales	$682,445	$641,190	$1,989,193	$1,931,245

	Three Months Ended		Nine Months Ended
By Product	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Consumables	$603,872	$571,029	$1,743,842	$1,695,683
Systems	78,573	70,161	245,351	235,562
Total Sales	$682,445	$641,190	$1,989,193	$1,931,245

The percentage change in sales for the three and nine months ended April 30, 2014 compared to the three and nine months ended April 30, 2013 by segment, with and without the impact of translational FX, are presented below:

	Three Months			Nine Months
By Segment	% Change excluding translational FX	Translational FX	Total % Change	% Change excluding translational FX	Translational FX	Total % Change
Life Sciences	12.3	0.8	13.1	9.2	(0.2)	9.0
Industrial	0.5	(1.0)	(0.5)	(0.8)	(2.1)	(2.9)
Total	6.5	(0.1)	6.4	4.1	(1.1)	3.0
The percentage change in sales for the three and nine months ended April 30, 2014 compared to the three and nine months ended April 30, 2013 by product, with and without the impact of translational FX, are presented below:

	Three Months			Nine Months
By Product	% Change excluding translational FX	Translational FX	Total % Change	% Change excluding translational FX	Translational FX	Total % Change
Consumables	5.7	0.1	5.8	3.9	(1.1)	2.8
Systems	13.0	(1.0)	12.0	5.7	(1.5)	4.2
Total	6.5	(0.1)	6.4	4.1	(1.1)	3.0
Three Months
Total sales increased approximately 7% (excluding translational FX) reflecting growth in all markets in the Life Sciences segment, including the benefit of acquisitions, and in the Microelectronics market in the Industrial segment, partly offset by a decline in the Aerospace market in the Industrial segment. Total sales in the Process Technologies market in the Industrial segment were essentially flat. The acquisitions of ATMI LifeSciences, Medistad and SoloHill contributed approximately 270 basis points to total sales growth compared to last year. More details regarding sales by segment can be found in the discussions under the section “Segment Review.”
The approximate 6% increase in consumables sales (excluding translational FX) reflects the same trend as total sales discussed above. Increased pricing contributed approximately $5,200, or about 90 basis points, to consumables sales growth, reflecting increases in both segments.
The 13% increase in system sales (excluding translational FX) reflects timing of capital projects in the Life Sciences segment, partly offset by a decline in the Fuels & Chemicals submarket of Process Technologies in the Industrial segment.
Nine Months
Total sales increased approximately 4% (excluding translational FX) reflecting growth in all markets in the Life Sciences segment, including the benefit of acquisitions, and in the Microelectronics market in the Industrial segment, partly offset by declines in the Process Technologies and Aerospace markets in the Industrial segment. The acquisitions of ATMI LifeSciences, Medistad and SoloHill contributed approximately 140 basis points to total sales growth compared to last year.
The approximate 4% increase in consumables sales (excluding translational FX) reflects the same trend as total sales discussed above. Increased pricing contributed approximately $12,600, or about 70 basis points, to consumables sales growth, reflecting increases in both segments.
The increase in system sales of approximately 6% (excluding translational FX) reflects the same trend as the three months discussed above.

Gross Margin

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Gross Profit	$348,074	$334,079	$1,018,047	$1,003,125
% of sales	51.0	52.1	51.2	51.9

% Change	4.2		1.5
Three Months
The decrease in overall gross margin of 110 basis points primarily reflects the impact of the following unfavorable factors:

•	transactional FX (principally related to the Yen and British pound),

•	a higher proportion of systems sales and lower margin systems projects in the current quarter,

•	lower gross margin rates from the Medistad and ATMI LifeSciences acquisitions, and

•	a purchase accounting adjustment related to the step-up of acquired inventory that was sold in the period.
These factors were partly offset by improved pricing and favorable customer mix. More details regarding gross margin can be found in the discussions under the section “Segment Review.”
Nine Months
The decrease in overall gross margin of 70 basis points primarily reflects the same factors discussed above for the three months.
Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Selling, general and administrative	$201,045	$199,595	$592,228	$601,569
% of sales	29.5	31.1	29.8	31.1

% Change	0.7		(1.6)
Three Months
The decrease in selling, general and administrative expenses (“SG&A”) as a percent of sales of 160 basis points reflects savings generated by our structural cost improvement initiative and better fixed cost leverage. This was partly offset by:

•	select investments in high growth markets; and

•	inflationary increases in payroll and related costs.
Nine Months
The decrease in SG&A as a percent of sales of 130 basis points reflects the same factors as discussed above in the three months.

Research & Development

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Research and development	$26,644	$22,608	$74,890	$68,582
% of sales	3.9	3.5	3.8	3.6

% Change	17.9		9.2
Three Months
The increase in research and development expenses (“R&D”), reflects our strategy to increase innovation investment in the Life Sciences and Industrial segments. This was driven by our focus on new product development and development of our media and instrumentation capabilities. Additionally, the increase in R&D reflects ATMI LifeSciences related spend.
Nine Months
The increase in R&D reflects the same factors as discussed above in the three months.
Restructuring and Other Charges, Net

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Restructuring and other charges, net	$11,542	$12,824	$29,910	$21,497
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
The structural cost improvement initiative is expected to generate $100,000 in annualized cost savings over a three year period, which will allow us to invest in resources where needed. Approximately half of the targeted $100,000 annualized savings were achieved by the end of fiscal year 2013. We expect to achieve more than 30% of the targeted savings in fiscal year 2014 with the balance achieved in fiscal year 2015. We expect to fund these restructuring activities with cash flows generated from operating activities.
Restructuring and other charges (“ROTC”) in the three and nine months ended April 30, 2014 primarily reflect the expenses incurred in connection with our structural cost improvement initiative, as discussed above, including severance costs of $8,289 and $18,751 in the three and nine months ended April 30, 2014, respectively. The three and nine months ended April 30, 2014 also includes the impairment of assets of $3,986 related to the discontinuance of a specific manufacturing line due to excess capacity as a result of recent acquisitions. In addition, the nine months ended April 30, 2014 includes an increase of $4,440 to our previously established environmental reserves related to a matter in Pinellas Park, Florida.
ROTC in the three and nine months ended April 30, 2013 primarily reflect the expenses incurred in connection with our structural cost improvement initiative, as discussed above, including severance costs of $5,701 and $10,896 in the three and nine months ended April 30, 2013, respectively. In addition, the three and nine months ended April 30, 2013 includes an increase of $2,715 to our previously established environmental reserves related to a matter in Glen Cove, New York.

The details of ROTC, as well as the activity related to restructuring liabilities that were recorded related to our structural cost improvement initiative, can be found in Note 6, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.
Interest Expense, Net

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Interest expense, net	$4,747	$5,298	$15,919	$10,747
Three Months
Interest expense, net, in the three months ended April 30, 2014 reflects the reversal of accrued interest of $1,478, related to the resolution of foreign tax audits. Excluding this benefit, interest expense, net, in the three months ended April 30, 2014 would have been $6,225. The resulting increase in net interest expense of $927 was primarily driven by an increase in other income tax related interest expense (excluding the item referenced above), increased interest expense related to higher commercial paper borrowings and a decrease in interest income.
Nine Months
Interest expense, net, in the nine months ended April 30, 2014 reflects the reversal of accrued interest of $1,478, related to the resolution of foreign tax audits. Interest expense, net, in the nine months ended April 30, 2013 reflects the reversal of accrued interest of $6,704, related to the resolution of a U.S. tax audit. Excluding these benefits, interest expense, net, in the nine months ended April 30, 2014 and April 30, 2013 would have been $17,397 and $17,451, respectively. The resulting decrease in net interest expense of $54 was primarily driven by a reduction in other income tax related interest expense (excluding the items referenced above) partly offset by increased interest expense related to higher commercial paper borrowings and a decrease in interest income.
Income Taxes

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Income taxes	$15,405	$19,483	$61,230	$56,975
Effective tax rate (%)	14.8	20.8	20.1	18.9
The effective tax rate for the three and nine months ended April 30, 2014 reflects a net tax benefit of $10,054 from the resolution of tax audits. The effective tax rate for the nine months ended April 30, 2013 reflects a net tax benefit of $7,757 primarily from the resolution of a U.S. tax audit partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings. Excluding these impacts, as well as the impact of ROTC and inventory step-up in cost of sales discussed above, the effective tax rate for the three months ended April 30, 2014 and April 30, 2013 would have been 22.5% and 21.6%, respectively. The effective tax rate for the nine months ended April 30, 2014 and April 30, 2013 would have been 22.2% and 22.2%, respectively. We expect our effective tax rate for the full fiscal year 2014 to be approximately 22.5%, exclusive of the impact of ROTC and discrete items. The actual effective tax rate for the full fiscal year 2014 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies as well as other factors.
Net Earnings

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Net Earnings	$88,691	$74,271	$243,870	$243,755
Diluted earnings per share	$0.80	$0.65	$2.17	$2.13
Three Months
We estimate that translational FX decreased earnings per share by approximately 1 cent in the three months ended April 30, 2014 when compared to the three months ended April 30, 2013. The decrease in share count increased diluted earnings per share by approximately 1 cent.

Nine Months
We estimate that translational FX decreased earnings per share by approximately 7 cents in the nine months ended April 30, 2014 when compared to the nine months ended April 30, 2013. The decrease in share count increased diluted earnings per share by approximately 4 cents.
RESULTS FROM DISCONTINUED OPERATIONS

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Sales	$—	$344	$—	$8,867
Net Earnings	$—	$(1,206)	$—	$245,552
Diluted Earnings per share	$—	$(0.01)	$—	$2.15
Net earnings in the nine months ended April 30, 2013 reflects the gain on the sale of the Blood Product Line. More details regarding discontinued operations can be found in Note 16, Discontinued Operations, to the accompanying condensed consolidated financial statements.
SEGMENT REVIEW

	Three Months Ended		Nine Months Ended
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Sales:
Life Sciences	$368,835	$326,097	$1,041,011	$955,230
Industrial	313,610	315,093	948,182	976,015
Total	$682,445	$641,190	$1,989,193	$1,931,245
Segment profit:
Life Sciences segment profit	$88,339	$81,195	$252,240	$233,514
Industrial segment profit	49,350	45,853	146,723	146,723
Total segment profit	137,689	127,048	398,963	380,237
Corporate Services Group	17,304	15,172	48,034	47,263
ROTC	11,542	12,824	29,910	21,497
Interest expense, net	4,747	5,298	15,919	10,747
Earnings before income taxes from continuing operations	$104,096	$93,754	$305,100	$300,730

Life Sciences

	Three Months Ended				Nine Months Ended
	Apr 30, 2014	% of Sales	Apr 30, 2013	% of Sales	Apr 30, 2014	% of Sales	Apr 30, 2013	% of Sales
Sales	$368,835		$326,097		$1,041,011		$955,230
Cost of sales	166,394	45.1	138,473	42.5	456,428	43.8	399,516	41.8
Gross margin	202,441	54.9	187,624	57.5	584,583	56.2	555,714	58.2
SG&A	97,391	26.4	91,897	28.2	284,441	27.3	277,216	29.0
R&D	16,711	4.5	14,532	4.5	47,902	4.6	44,984	4.7
Segment profit	$88,339	24.0	$81,195	24.9	$252,240	24.2	$233,514	24.4

	Three Months Ended		Nine Months Ended
SALES:	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
By Market and Product
BioPharmaceuticals	$235,724	$208,219	$650,467	$597,117
Food & Beverage	46,097	43,436	133,720	130,269
Medical	56,212	53,705	168,589	154,579
Total Consumables sales	$338,033	$305,360	$952,776	$881,965
Systems Sales	30,802	20,737	88,235	73,265
Total Life Sciences Sales	$368,835	$326,097	$1,041,011	$955,230

By Region
Americas	$108,612	$101,994	$308,701	$303,810
Europe	188,073	162,284	536,828	465,309
Asia	72,150	61,819	195,482	186,111
Total Life Sciences Sales	$368,835	$326,097	$1,041,011	$955,230

The percentage change in sales for the three and nine months ended April 30, 2014 compared to the three and nine months ended April 30, 2013, with and without the impact of translational FX, are presented below:

	Three Months			Nine Months
SALES % CHANGE	% Change excluding translational FX	Translational FX	Total % Change	% Change excluding translational FX	Translational FX	Total % Change
By Market and Product
BioPharmaceuticals	12.0	1.2	13.2	8.9	—	8.9
Food & Beverage	8.4	(2.3)	6.1	4.6	(2.0)	2.6
Medical	2.9	1.8	4.7	8.4	0.7	9.1
Total Consumables sales	9.9	0.8	10.7	8.2	(0.2)	8.0
Systems Sales	48.0	0.5	48.5	21.1	(0.7)	20.4
Total Life Sciences Sales	12.3	0.8	13.1	9.2	(0.2)	9.0

By Region
Americas	9.3	(2.8)	6.5	3.7	(2.1)	1.6
Europe	10.1	5.8	15.9	10.9	4.5	15.4
Asia	23.2	(6.5)	16.7	13.7	(8.7)	5.0
Total Life Sciences Sales	12.3	0.8	13.1	9.2	(0.2)	9.0
Three Months
The acquisitions of ATMI LifeSciences, Medistad and SoloHill contributed approximately 560 basis points to Life Sciences consumables sales growth compared to last year.
BioPharmaceuticals consumables sales growth reflect overall market strength, growth in single use systems and new products, augmented by acquisitions.
Food & Beverage consumables sales growth reflects strength in the Americas and Asia, partly offset by softness in beverage production in Europe.
Medical consumables sales growth reflects the impact of the acquisition of Medistad, partly offset by lower blood media sales.
Life Sciences systems sales growth reflects timing of capital spending by BioPharmaceuticals and Food & Beverage customers.
Life Sciences segment profit grew 8.8%. Translational FX had an immaterial impact on segment profit growth. Segment profit margin decreased 90 basis points reflecting a decline in gross margin, partly offset by the benefit from increased leverage of fixed cost SG&A on a higher sales base. The 260 basis point decline in gross margin is primarily due to:

•	certain low margin systems projects in the current quarter,

•	unfavorable transactional FX (principally Yen related),

•	a higher proportion of systems sales to total sales, which typically carry lower margins than consumables (systems sales comprised approximately 8% of total sales compared to 6% last year),

•	lower gross margin rates from the Medistad and ATMI LifeSciences acquisitions, and

•	a purchase accounting adjustment related to the step-up of acquired inventory that was sold in the period.
These factors were partly offset by the benefit of favorable pricing.
Nine Months
The acquisitions of ATMI LifeSciences, Medistad and SoloHill contributed approximately 320 basis points to Life Sciences consumables sales growth compared to last year.
BioPharmaceuticals consumables sales growth reflect overall market strength, particularly in Europe and Asia, growth in single use systems and new products, augmented by acquisitions.
Food & Beverage consumables sales growth (excluding translational FX) was driven by strength in the Americas and Asia.

Medical consumables sales growth reflects an increase in sales to OEMs, augmented by the acquisition of Medistad, and growth in the Hospital Critical Care market driven by water products. These factors were partly offset by lower blood media sales.
Life Sciences systems sales growth reflects timing of capital spending by BioPharmaceuticals and Food & Beverage customers.
Life Sciences segment profit grew 8.0%. Translational FX negatively impacted the segment profit growth by approximately 110 basis points. Segment profit margin decreased 20 basis points primarily reflecting a decline in gross margin partly offset by the benefit from increased leverage of fixed cost SG&A on a higher sales base. The 200 basis point decline in gross margin reflects the same factors as in the three months discussed above.
Industrial

	Three Months Ended				Nine Months Ended
	Apr 30, 2014	% of Sales	Apr 30, 2013	% of Sales	Apr 30, 2014	% of Sales	Apr 30, 2013	% of Sales
Sales	$313,610		$315,093		$948,182		$976,015
Cost of sales	167,977	53.6	168,638	53.5	514,718	54.3	528,604	54.2
Gross margin	145,633	46.4	146,455	46.5	433,464	45.7	447,411	45.8
SG&A	86,350	27.5	92,526	29.4	259,753	27.4	277,090	28.4
R&D	9,933	3.2	8,076	2.6	26,988	2.8	23,598	2.4
Segment profit	$49,350	15.7	$45,853	14.6	$146,723	15.5	$146,723	15.0

	Three Months Ended		Nine Months Ended
SALES:	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
By Market and Product
Process Technologies	$137,348	$139,711	$402,090	$432,826
Aerospace	54,088	61,466	166,181	177,954
Microelectronics	74,403	64,492	222,795	202,938
Total Consumables sales	$265,839	$265,669	$791,066	$813,718
Systems Sales	47,771	49,424	157,116	162,297
Total Industrial Sales	$313,610	$315,093	$948,182	$976,015

By Region
Americas	$107,087	$107,390	$315,505	$317,699
Europe	88,635	96,764	284,136	300,943
Asia	117,888	110,939	348,541	357,373
Total Industrial Sales	$313,610	$315,093	$948,182	$976,015

The percentage change in sales for the three and nine months ended April 30, 2014 compared to the three and nine months ended April 30, 2013, with and without the impact of translational FX, are presented below:

	Three Months			Nine Months
SALES % CHANGE:	% Change excluding translational FX	Translational FX	Total % Change	% Change excluding translational FX	Translational FX	Total % Change
By Market and Product
Process Technologies	(0.4)	(1.3)	(1.7)	(5.5)	(1.6)	(7.1)
Aerospace	(13.4)	1.4	(12.0)	(7.3)	0.7	(6.6)
Microelectronics	17.5	(2.1)	15.4	15.1	(5.3)	9.8
Total Consumables sales	1.0	(0.9)	0.1	(0.8)	(2.0)	(2.8)
Systems Sales	(1.8)	(1.5)	(3.3)	(1.2)	(2.0)	(3.2)
Total Industrial Sales	0.5	(1.0)	(0.5)	(0.8)	(2.1)	(2.9)

By Region
Americas	1.6	(1.9)	(0.3)	0.6	(1.3)	(0.7)
Europe	(12.4)	4.0	(8.4)	(8.5)	2.9	(5.6)
Asia	10.8	(4.5)	6.3	4.3	(6.8)	(2.5)
Total Industrial Sales	0.5	(1.0)	(0.5)	(0.8)	(2.1)	(2.9)
Three Months
Process Technologies consumables sales were flat (excluding translational FX). The sales results excluding transactional FX by key submarkets are discussed below:

•
Consumables sales in the Machinery & Equipment submarket, which represented close to 25% of total Industrial consumables sales in the quarter, increased approximately 5%. Growth was driven by the mobile OEM, automotive and in-plant sectors partly offset by continued weakness in the primary metals and mining sectors.

•
Consumables sales in the Fuels & Chemicals submarket, which represented almost 20% of total Industrial consumables sales in the quarter, were down 8% on low-entering backlog, some continued softness in emerging markets and tough comparables in Europe.

•
Consumables sales in the Power Generation submarket, which represented almost 10% of total Industrial consumables sales in the quarter, increased approximately 2% driven by growth in the nuclear and wind sectors in Asia.

Aerospace consumables sales decreased on declines in both Commercial and Military Aerospace sales. This is largely the result of timing of shipments, as well as a difficult comparative, as last year included large aftermarket sales and helicopter program shipments that did not repeat.
Microelectronics consumables sales growth reflect continued market strength and new business wins. Strong consumer tablet demand is also driving growth in the display and electronic component sectors.
The decrease in Industrial systems sales primarily reflects reduced capital spending in the Fuels & Chemicals submarket.
Industrial segment profit increased 7.6%, with translational FX negatively impacting segment profit growth by approximately 250 basis points. Excluding translational FX, segment profit grew 10.1% in spite of flat sales. Segment profit margin increased 110 basis points driven by a decline in SG&A of approximately 180 basis points that was primarily attributable to our structural cost improvement initiative, partly offset by increased R&D and a slight decline in gross margin. The 10 basis point decline in gross margin is primarily due to adverse transactional FX (principally Yen and British Pound) largely offset by the impact of improved pricing and favorable customer mix.

Nine Months
Process Technologies consumables sales decreased about 6% (excluding translational FX). The sales results excluding transactional FX by key submarkets are discussed below:

•
Consumables sales in the Machinery & Equipment submarket, which represented a little over 20% of total Industrial consumables sales in the nine months, decreased 1% on weakness in primary metals and mining, partly offset by growth in the mobile OEM, automotive and in-plant sectors.

•
Consumables sales in the Fuels & Chemicals submarket, which represented almost 20% of total Industrial consumables sales in the nine months, were down about 11% on low-entering backlog and softness in emerging markets particularly China, Venezuela and Russia.

•
Consumables sales in the Power Generation submarket, which represented almost 10% of total Industrial consumables sales in the nine months, declined approximately 3% on market softness in Europe and the Americas, partly offset by growth in the nuclear and wind sectors in Asia.

Aerospace consumables sales decreased on declines in both Commercial and Military Aerospace sales. This is largely the result of timing of shipments, as well as a difficult comparative, as last year included large aftermarket sales and helicopter program shipments that did not repeat.
Microelectronics consumables sales were up in all three regions on continued market strength and new business wins.
The decrease in Industrial systems sales primarily reflects timing of capital spending in the Fuels & Chemicals submarket.
Industrial segment profit was flat, with translational FX negatively impacting segment profit growth by approximately 470 basis points. Excluding translational FX, segment profit was up 4.7% on a sales decline of about 1%. Segment profit margin increased 50 basis points driven by a 100 basis point decline in SG&A that was primarily attributable to our structural cost improvement initiative, partly offset by increased R&D and a slight decline in gross margin.
Corporate Services Group

	Three Months		Nine Months
	Apr 30, 2014	Apr 30, 2013	Apr 30, 2014	Apr 30, 2013
Corporate Services Group expenses	$17,304	$15,172	$48,034	$47,263
% Change	14.1		1.6
The increase in Corporate Services Group expenses in the three and nine months primarily reflects an increase in compensation related costs and professional fees.
Liquidity and Capital Resources
We utilize cash flow generated from operations and our commercial paper program to meet our short-term liquidity needs. We consider our cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet our anticipated liquidity needs.
Our cash position, net of debt, was approximately $101,800 at April 30, 2014, compared to $299,200 at July 31, 2013, a decrease of $197,400. The impact of translational FX increased net cash by about $18,500. Excluding this impact, net cash decreased by $215,900 reflecting an increase in gross debt of $135,400, principally to fund share repurchase in the U.S and a decrease in cash and cash equivalents of $80,500.
As of April 30, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $849,895. Repatriation of cash held outside the U.S. could be subject to restrictions in the host countries as well as both local and U.S. taxes. However, we do not expect these to have a material effect on our overall liquidity.

We have a five-year $1,200,000 unsecured senior revolving credit facility (the “Facility”) with a syndicate of banks, which expires on April 11, 2018. Borrowings under the Facility bear interest at either a variable rate based upon the London InterBank Offered Rate (U.S. Dollar, British Pound, Euro, Swiss Franc and Japanese Yen borrowings) or the European Union Banking Federation Rate (Euro borrowings) or at the prime rate of the Facility Agent (U.S. Dollar borrowing only). The Facility does not permit us to exceed a maximum consolidated leverage ratio of 3.5:1, based upon the trailing four quarters’ results. In addition, the Facility includes other covenants that under certain circumstances may restrict our ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of April 30, 2014, we did not have any outstanding borrowings under our Facility. As of April 30, 2014, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
As of April 30, 2014, we had approximately $305,000 of outstanding commercial paper, which is recorded as notes payable in the current liability section of our accompanying condensed consolidated balance sheet. Commercial paper outstanding at April 30, 2014 carry interest rates ranging between 0.31% and 0.32% and maturities between 30 and 42 days. Commercial paper outstanding at any one time during the quarter had balances ranging from $305,000 to $470,000, carried interest rates ranging between 0.30% and 0.37% and original maturities between 22 and 90 days.
Cash Flow - Operating Activities

	Nine Months Ended
	Apr 30, 2014	Apr 30, 2013
Net cash provided by operating activities	$342,164	$206,890
Less capital expenditures	50,301	66,387
Free cash flow	$291,863	$140,503

Nine Months ended April 30, 2014
The major items impacting net cash provided by operating activities include:

•	net earnings from continuing operations of $243,870;

•	non-cash reconciling items in net earnings from continuing operations, such as depreciation and amortization of long-lived assets of $84,716 and non-cash stock compensation of $23,962; and

•	payments related to our Structural Cost Improvement initiative of $21,529.
Improved working capital management, particularly improvement in days sales outstanding, benefited net cash provided by operating activities in the nine months.
Nine Months ended April 30, 2013
The major items impacting net cash provided by operating activities include:

•	net earnings from continuing operations of $243,755;

•	non-cash reconciling items in net earnings from continuing operations, such as depreciation and amortization of long-lived assets of $79,481 and non-cash stock compensation of $20,153;

•
income tax and tax-related payments of approximately $94,000 related to the settlement of, and deposits for, several years of U.S. tax audits and payments for the gain on the sale of the Blood Product Line; and

•	payments related to our Structural Cost Improvement initiative of $25,986.
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
The increase in free cash flow in the nine months ended April 30, 2014 compared to the nine months ended April 30, 2013 reflects the increase in net cash provided by operating activities and a decrease in capital expenditures.

Depreciation and Amortization
Depreciation expense and amortization expense are presented below:

	Nine Months Ended
	Apr 30, 2014	Apr 30, 2013
Depreciation expense	$69,938	$64,581
Amortization expense	$14,778	$14,900
Cash Flow - Investing Activities

	Nine Months Ended
	Apr 30, 2014	Apr 30, 2013
Net cash (used)/provided by investing activities	$(242,610)	$470,221
Nine Months ended April 30, 2014
The most significant drivers of net cash used by investing activities were:

•	payments totaling $195,262 related to the acquisitions of ATMI LifeSciences, Medistad and SoloHill, and

•	capital expenditures of $50,301.

Refer to the Overview section of the Management's Discussion and Analysis of Financial Condition and Results of Operations as well as to Note 17, Acquisitions, to the accompanying condensed consolidated financial statements for further detail on the acquisitions.
Nine Months ended April 30, 2013
The most significant drivers of net cash provided by investing activities include:

•	proceeds from the sale of assets of $537,284, primarily related to the sale of our Blood Product Line, and

•	capital expenditures of $66,387, which partly offset the above.
Cash Flow - Financing Activities

	Nine Months Ended
	Apr 30, 2014	Apr 30, 2013
Net cash used by financing activities	$(182,935)	$(280,730)
Share repurchases in the nine months ended April 30, 2014 and April 30, 2013, are presented below. For further information on the Company’s share buyback programs, see Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements.

	Nine Months Ended
	Apr 30, 2014	Apr 30, 2013
Share repurchases	$250,000	$250,000
Number of shares	3,056	3,971
In the three months ended October 31, 2013, we paid $125,000 under an accelerated share repurchase agreement (“ASR”). Upon completion of the transaction, we received a total of 1,573 shares. In the three months ended January 31, 2014 we paid $125,000 under another ASR agreement and upon completion of the transaction received 1,483 shares. See Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements for further details.

We increased our quarterly dividend by 10% from 25 cents per share to 27.5 cents per share, effective with the dividend declared on September 24, 2013. Dividends paid in the nine months ended April 30, 2014 and April 30, 2013, are presented below:

	Nine Months Ended
	Apr 30, 2014	Apr 30, 2013
Dividends paid	$88,596	$80,197
Dividends declared per share	$0.825	$0.750
Non-Cash Working Capital
Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $601,300 at April 30, 2014 as compared with $554,500 at July 31, 2013. Excluding the impact of translational FX (discussed below), non-cash working capital increased approximately $39,500 compared to July 31, 2013 principally reflecting the impact of acquisitions.
Our balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at April 30, 2014 to those at July 31, 2013, the Euro and the British Pound have strengthened against the U.S. Dollar, and the Japanese Yen has weakened against the U.S. Dollar. The impact of translational FX, increased net inventory, net accounts receivable and other current assets by approximately $5,500, $7,100 and $2,000, respectively, as compared to July 31, 2013. Additionally, the impact of translational FX increased accounts payable, accrued liabilities and income tax payable collectively by $7,300. The combination of these translational FX impacts increased non-cash working capital by approximately $7,300.
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
The notional amount of foreign currency forward contracts entered into during the three and nine months ended April 30, 2014 was $687,213 and 1,923,422, respectively. The notional amount of foreign currency forward contracts outstanding as of April 30, 2014 was $512,733 of which $106,161 are for cash flow hedges that cover monthly transactional exposures through May 2015. Our foreign currency balance sheet exposures resulted in the recognition of a loss within SG&A of approximately $169 in the three months ended April 30, 2014, before the impact of the measures described above. Including the impact of our foreign exchange derivative instruments, the net recognition within SG&A was a loss of approximately $776 in the three months ended April 30, 2014.

Adoption of New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which amended Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures in the financial statements. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The adoption of this disclosure-only guidance did not have an impact on our condensed consolidated financial results.

Recently Issued Accounting Pronouncements
In April 2014, the FASB issued authoritative guidance which changes the criteria for a disposal of a component or a group of components of an entity to qualify as a discontinued operation. This revised guidance defines a discontinued operation as (i) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The guidance also requires expanded disclosures related to discontinued operations and added disclosure requirements for individually material disposal transactions that do not meet the discontinued operations criteria. This guidance becomes effective prospectively for our fiscal 2016 first quarter, with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available to be issued. We will apply this new guidance when it becomes effective. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES.
There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter of fiscal year 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Environmental Matters:
The Company’s condensed consolidated balance sheet at April 30, 2014 includes liabilities for environmental matters of approximately $20,738, which relate primarily to the environmental proceedings discussed in the 2013 Form 10-K and Note 5, Contingencies and Commitments, to the accompanying condensed consolidated financial statements of this Form 10-Q. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1, 2014 to February 28, 2014	—	$—	—	$81,873
March 1, 2014 to March 31, 2014	—	—	—	81,873
April 1, 2014 to April 30, 2014	234	84.31	234	81,873
Total	234	$84.31	234

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

In December 2013, the Company entered into a second ASR agreement with a third-party financial institution to repurchase $125,000 of the Company’s common stock. This transaction was completed in the third quarter of fiscal year 2014. Under the agreement, the Company paid $125,000 to the financial institution. Upon completion of the transaction, the Company received a total of 1,483 shares with an average price per share of $84.31.

ITEM 6. EXHIBITS.
See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

June 2, 2014	/s/	AKHIL JOHRI
Akhil Johri Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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