Form 10-K
period 2014-07-31
PALL CORP
filed 2014-09-08
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes ☐      No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on January 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $8,771,818,031.
On September 2, 2014, there were 106,804,232 outstanding shares of the registrant’s common stock, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement for the 2014 annual meeting of shareholders, scheduled to be held on December 10, 2014 (hereinafter referred to as the “Proxy Statement”), are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS.
As used herein, the terms “we,” “us,” “our,” the “Company,” or “Pall,” unless the context otherwise requires, mean Pall Corporation and its subsidiaries. United States (“U.S.”) Dollar amounts discussed below are in thousands, unless otherwise indicated.
General
We are a leading supplier of filtration, separation and purification technologies. Our products are used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases, and are principally made by us, using our engineering capability, fluid management expertise, proprietary filter media and manufacturing expertise.
Our products are used across a wide array of applications, including to:

•	discover, develop, validate and produce biotechnology drugs and make vaccines;

•	protect critical care hospital patients with infection control devices;

•	enhance the quality and efficiency of manufacturing processes;

•	keep equipment (such as manufacturing and mining equipment and airplanes) running efficiently; and

•	produce safe drinking water and protect the environment.
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
Global drivers for the filtration, separation and purification market include:

•	growth of the use of large-molecule biopharmaceuticals;

•	need for anti-infective products in hospitals and by other medical providers;

•	increased sophistication of semiconductor manufacturing;

•	higher efficiency performance mechanical equipment and factory processes;

•	urbanization and related infrastructure and environmental investments;

•	changes in global demographics with aging population;

•	global growth of the middle class driving increasing standards of living; and

•	increasing government regulations, particularly with respect to pharmaceuticals and the environment.
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

In addition to organic growth through pursuit of high growth markets and applications, we expect to use our strong cash generation and balance sheet capacity for relevant acquisitions. We evaluate potential targets in a disciplined manner for strategic fit and financial returns.
Our products primarily consist of:

•
Consumables. Consumable filtration products are principally filters made with our proprietary filter media produced by chemical film casting, melt blowing of polymer fibers, papermaking and metallurgical processes, as well as smaller capital goods products, including housings; and

•
Systems. Systems, including larger capital goods, typically include our proprietary consumable filtration and associated hardware. When fully commissioned, we generally expect these systems to provide an ongoing annuity stream for our consumables.

Our consumables sales constituted 88% of our sales and systems accounted for 12% in fiscal year 2014. Our consumables typically are either used in a system sold by us or a third-party, or are integrated in a customer’s own process infrastructure and do not require a systems purchase for their use.
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
Consumables sales accounted for 91% of Life Sciences segment sales, and systems sales accounted for 9% in fiscal year 2014. This compares to 92% and 8%, respectively, in fiscal year 2013.
Key requirements of our Life Sciences customers include: safety, quality, efficacy, ease of use, technical support and price.
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
The fastest growing part of this market, in which we participate, is the biotechnology industry, representing an increasingly important portion of total BioPharmaceuticals sales. Biotechnology drugs, plasma and biologically derived vaccines are filtration and purification intensive. A key growth driver is increasing adoption of single-use processing technologies for drug production as a replacement for “hard-piped” steel factories. Disposable single-use systems provide customers many advantages including smaller capital outlays and higher productivity. They reduce the risk of cross-contamination between batches and eliminate costly and time-consuming cleaning and cleaning validation steps.
Sales to Biotechnology customers are made through our sales force and distributors.
Our laboratory product line is used in areas such as drug research and discovery, quality control testing and in environmental monitoring applications for a host of industries. In the Americas and Europe, laboratory products are sold to customers principally through our distribution partner, VWR International.
Principal competitors in the BioPharmaceuticals market include Merck Millipore (a division of Merck KGaA), The Sartorius Group and GE Healthcare (a unit of General Electric Company (“GE”)).
Food & Beverage Market
Within the Food & Beverage market, we serve the filtration needs of the beer, wine, dairy, alcohol-free beverage, bottled water, and food ingredient markets. Our comprehensive product portfolio and capabilities are used in manufacturing processes to help customers ensure the quality of their products while lowering operating costs and minimizing waste.
Sales to Food and Beverage customers are made through our sales force and distributors.

Principal competitors in the Food & Beverage market include 3M Purification, Pentair, Inc., Filtrox Group, The Sartorius Group, Eaton Corporation and Parker Domnick Hunter (a division of Parker Hannifin).
Medical Market
Our medical products help control the spread of infections in hospitals. Hospital-acquired infections are a growing problem for patients and the world’s health care systems. Products such as our breathing circuit and intravenous filters and our point-of-use Pall-Aquasafe™ water filters help protect people from these infections. Our cell therapy product portfolio provides enabling technologies for the emerging regenerative medicine market.
Sales to Medical customers are made through our sales force and distributors.
Principal competitors in the Medical market include Merck Millipore, GE Healthcare, Teleflex Incorporated, Covidien plc and Intersurgical, Ltd.
As described in detail in Note 19 (Discontinued Operations) to the accompanying consolidated financial statements, on August 1, 2012, we sold certain assets of our blood collection, filtration and processing product line (the “Blood Product Line”) to Haemonetics Corporation (“Haemonetics”). The Blood Product Line has been reported as a discontinued operation in our accompanying consolidated financial statements, and all discussions regarding our results of operations throughout this Form 10-K are on a continuing operations basis (excluding cash flow information which is presented on a total operations basis).
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
Consumables sales accounted for 84% of Industrial segment sales, and systems sales accounted for 16% in fiscal year 2014. This compares to 82% and 18%, respectively, in fiscal year 2013.
Key product requirements of our Industrial customers include: product efficiency, performance and quality, service and price.
Process Technologies Market
The Process Technologies market consists of a broad range of end-markets, including producers and users of energy, oil, gas, renewable and alternative fuels, power, chemicals and water. This market also includes what we refer to as the Machinery & Equipment submarket, consisting of producers of mobile equipment and trucks, pulp and paper, automobiles and metals.
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
Principal competitors in the Process Technologies market include CLARCOR Inc., Donaldson Company, Inc., Parker Hannifin Corporation, HYDAC International GmbH, GE Infrastructure (a unit of GE), Pentair, Inc., 3M Purification, U.S. Filter (a unit of Siemens AG) and ESCO Technologies Inc.
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
Principal competitors in the Microelectronics market include Entegris, Inc., Parker Hannifin Corporation and Mott Corporation.

* * *
For financial information by operating segment and geography, please see Note 18 (Segment Information and Geographies) to the accompanying consolidated financial statements and the information under the caption “Segment Review” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II - Item 7. of this report).
Backlog
The table below presents our total backlog by market as well as the amount of that backlog expected to be shipped during fiscal year 2015.

(dollars in thousands)	Total Backlog at July 31, 2014	Percentage Shippable in Fiscal Year 2015	Total Backlog at July 31, 2013
BioPharmaceuticals	$231,965	99%	$191,266
Food & Beverage	41,675	100%	33,365
Medical	32,509	97%	23,761
Total Life Sciences	306,149	99%	248,392
Process Technologies	295,846	90%	302,571
Aerospace	148,170	78%	151,504
Microelectronics	34,680	100%	29,879
Total Industrial	478,696	87%	483,954
Total Pall	$784,845	92%	$732,346
Research and Development
Our research and development activities are primarily sponsored by us alone and are largely directed at the commercialization of our core technologies. We also focus on basic research of core filtration media and continuously improving the efficacy of filtration devices.
Research and development expenses totaled $102,601 in fiscal year 2014, $94,216 in fiscal year 2013 and $82,932 in fiscal year 2012.
Customers
No one customer accounted for 10% or more of the Company’s consolidated sales in fiscal years 2014, 2013, or 2012. Accordingly, our business is not dependent on any single customer or group of customers.

Competition
The competition is intense in all of our markets and includes numerous large companies and many smaller regional competitors. In some instances, our primary competition comes from alternative, often older technologies, such as chemical additives, sand filtration, and pasteurization as opposed to the finer level of membrane filtration that we provide. In many markets, there are barriers to entry limiting the number of qualified suppliers. These barriers result from stringent product performance standards, product qualification protocols and requirements for consistent levels of global service and support. Our broad array of materials and product designs coupled with our engineering and manufacturing expertise and global reach enable us to provide customers with differentiated product performance and value and global customer support.
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
Employees and Employee Relations
At July 31, 2014, we employed approximately 10,400 persons. Some of our employees around the world are covered by collective bargaining agreements and/or are represented by unions or workers’ councils. We believe we generally have good relations with our employees. In the U.S., some of our workforce at our Cortland, New York facility are represented by the United Auto Workers (“UAW”).  The employees covered under this collective bargaining agreement represent approximately 7% of our global consumables production capacity. Our contract with the UAW expired in April 2014 and we continue to operate as we negotiate a new agreement.  Depending on the course of our negotiations, we could incur additional costs and/or experience work stoppages which could adversely affect our business operations through a loss of revenue and strained relationships with customers.
Raw Materials
The vast majority of the raw materials and/or components that we use in the production of our products are available from multiple sources. A limited number of such purchased materials are proprietary or otherwise sole sourced; primarily those which are plastic resin based. Although we believe we could obtain reasonably equivalent materials should supply become restricted or made unavailable, it remains a possibility our supply chain could be interrupted while we identify, evaluate, and obtain certification on such satisfactory substitutes. Progress has been made toward implementing a global supply chain continuity plan with the initial focus of mitigating risks regarding single source suppliers.
Intellectual Property
We have a robust intellectual property portfolio comprised of patents, proprietary trade secrets and know-how, trademarks and licensed technology. We own numerous U.S. and foreign patents directed to filtration materials, devices, systems, improvements and applications of these technologies and we have numerous patent applications pending in the U.S. and abroad. We possess a wide array of proprietary trade secret technology and know-how directed to our manufacturing operations and quality systems, business methods and competitive intelligence. In addition to our patent position and trade secrets, we also hold numerous U.S. and foreign trademarks and have applications pending for registration of trademarks throughout the world. Finally, we also license intellectual property rights from third parties, some of which bear royalties and are terminable in specified circumstances. We believe that our patents, proprietary trade secrets and know-how, trademarks, and licensed technology are important to our competitive strength. We do not believe that the expiration of any individual patent or any patents due to expire in the foreseeable future will have a material impact on our business, financial condition or results of operations in any one year.
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
EXECUTIVE OFFICERS OF THE REGISTRANT:

Name	Age(1)	Current Positions Held	First Appointed an Executive Officer
Lawrence D. Kingsley	51	Chairman and Chief Executive Officer	2011
Akhil Johri	53	Chief Financial Officer	2013
Yves Baratelli	49	Group Vice President and President, Life Sciences	2010
Ruby Chandy	52	Group Vice President and President, Industrial	2012
Wolfgang Platz	56	President, Pall Europe	2011
Eric Garnier	53	President, Pall Asia	2012
Roya Behnia	48	Senior Vice President, General Counsel and Corporate Secretary	2012
Kenneth V. Camarco	51	Senior Vice President, Global Operations and Business Systems	2012
Michael Egholm, Ph.D	51	Senior Vice President, President, BioPharmaceuticals	2012
Kenneth Frank	56	Senior Vice President, BioPharmaceuticals Strategy	2013
Richard Jackson	45	Senior Vice President, Operations	2013
R. Brent Jones	44	Senior Vice President, Corporate Development & Treasurer	2013
H. Alex Kim	43	Senior Vice President, Corporate Strategy	2012
Julie R. Taylor	46	Senior Vice President, Human Resources	2013
(1)  Age as of September 8, 2014.
None of the persons listed above are related.
Lawrence D. Kingsley was elected Chairman in October 2013 and has served as President and Chief Executive Officer since October 2011. Prior to joining Pall, Mr. Kingsley served as President and Chief Executive Officer of IDEX Corporation (“IDEX”) from March 2005 until October 2011, and as Chairman of IDEX from April 2006 until December 2011.
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
Kenneth V. Camarco was appointed Senior Vice President of Global Operations and Business Systems in March 2012. Prior to joining Pall, Mr. Camarco was President and Owner of WaxWing Group, LLC, a strategic business advisory practice. Mr. Camarco held several management positions with Cooper Industries, Ltd., including serving as President of Cooper Notification from 2006 to 2008.
Michael Egholm, Ph.D. was appointed Senior Vice President, President, BioPharmaceuticals in July 2014. Prior to that, Mr. Egholm served as Chief Technology Officer since June 2010. Prior to joining Pall, Dr. Egholm served in various roles for 454 Life Sciences, a center of excellence at Roche Applied Science, including as Vice President of Research and Development, Vice President of Molecular Biology and most recently, Chief Technology Officer from 2008 to 2010.
Kenneth Frank was appointed Senior Vice President, BioPharmaceuticals Strategy in July 2014. Since 1988, Mr. Frank has held several positions of increasing responsibility with the Company, becoming global BioPharmaceuticals business leader in 2002, President of the BioPharmaceuticals business in 2004, and then Senior Vice President, President of Pall BioPharmaceuticals Division in October 2013.
Richard Jackson has served as Senior Vice President, Operations since March 2012. He joined the Company in 2004 as Supply Chain Director for Pall Europe and has also served as head of operations and engineering for Pall Advanced Separation Systems.
R. Brent Jones was appointed Senior Vice President for Corporate Development in March 2014 in addition to his role as Treasurer. He was appointed Treasurer in January 2013. Mr. Jones joined the Company in 2012 as Vice President, Finance. He has broad responsibility for corporate development, treasury, investor relations and corporate communications. Prior to joining Pall, Mr. Jones was a Managing Director in the Corporate Finance group at Bank of America Merrill Lynch.
H. Alex Kim was appointed Senior Vice President, Corporate Strategy in March 2014. Prior to that, Mr. Kim served as Senior Vice President, Business Development and Strategic Planning since August 2012. Prior to joining Pall, Mr. Kim served in various roles with Danaher Corporation (“Danaher”) since 2002, most recently, from 2007 to 2012, as Vice President of Business Development for Danaher’s Water Quality Group.
Julie Taylor was appointed Senior Vice President, Human Resources in August 2013. She began her career at the Company as Vice President, Human Resources in 2010. Prior to Pall, she was Vice President, Human Resources at Bristol Myers Squibb Company.
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
While we have taken precautions to prevent production and service interruptions at our global facilities, the occurrence of a major earthquake, fire, flood, power outage or other catastrophic event or natural disaster could disrupt or delay critical business operations, which may result in significant liability to customers, cause reputational damage or have a material adverse effect on our business, operating results or financial condition. Of note are our manufacturing facilities located along the Florida coast line, the United States Eastern seaboard and Japan, which have experienced and weathered significant storms and other natural disasters over the last few years.
We operate with a large international footprint. As such, we are subject to increased risk of damage or disruption to our business, employees, facilities, suppliers, distributors or customers due to terrorist acts, conflicts, acts of war or political instability (wherever located around the world). The potential for future terrorist attacks, the national and international responses to terrorist attacks, political instability, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business. Any such events could decrease the demand for our products, make it difficult or impossible to deliver our products to customers or to receive materials from suppliers or create delays and inefficiencies in our supply chain, which in turn could adversely affect our business, financial condition or results of operations.
Our international operations are subject to special U.S. and foreign government laws and regulations, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, and regulations and procurement policies and practices, including regulations on import-export control, which may expose us to liability or impair our ability to compete in international markets.
Our international operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and similar laws and regulations that prohibit improper payments or offers of payments to foreign governments and their officials and political parties or business entities for the purpose of obtaining or retaining business. We have operations and transact business with governmental customers in countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, distributors, consultants or contractors that could be in violation of various laws, including the FCPA and the U.K. Bribery Act, even though these parties are not always subject to our control. We are also subject to import-export control regulations restricting the import-export of certain components and products, including the SEC rules for disclosing use of conflict minerals.
Although we have developed and instituted a corporate compliance program, we cannot guarantee that our employees, distributors, consultants or contractors are or will be in compliance with all potentially applicable U.S. federal and state or foreign regulations and/or laws. If our agents fail to comply with the FCPA and similar anti-bribery laws and regulations or applicable import-export control regulations, we could be subject to substantial civil and criminal penalties, including fines and incarceration for responsible individuals, and the possible loss of export or import privileges which could have a material adverse effect on our business and results of operations.

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
Emerging markets are a focus of our international growth strategy and we may be adversely affected by the greater economic, political, social and regulatory instability and other risks characteristic of doing business in emerging markets.
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
In fiscal year 2014, we derived approximately 73% of sales from outside the U.S. Although sales and expenditures outside the U.S. with third parties are typically made in the local currencies of those countries providing a natural hedge against fluctuations in foreign currency rates, we retain significant exposure to the value of foreign currencies relative to the U.S. Dollar and the currencies of inter-company trading partners. Accordingly, operating results may be materially affected by changes in foreign currency rates. The primary foreign currency exposures relate to relative changes among the U.S. Dollar, the Euro, the British Pound, the Brazilian Real, the Japanese Yen, the Australian Dollar, the Canadian Dollar, the Swiss Franc and the Singapore Dollar.
Our debt portfolio was approximately 48% variable rate and cash and cash equivalents was 100% variable rate at July 31, 2014. Pension obligations, and attendant pension expense, are recognized on a discounted basis using long-term interest rates. Accordingly, fluctuations in short and long-term interest rates may also materially affect operating results.
We may not be able to successfully complete or integrate acquisitions.
We have expressed the intention to undertake acquisitions, in part as a means to obtain new products and new technologies. In the event such acquisitions are undertaken, there is no assurance of our ability to complete any such transactions due to a number of risks and uncertainties, including, but not limited to, competition for opportunities, increase in costs and price for acquisition candidates and the ability to obtain any necessary financing. In the event any acquisitions are completed, we may experience delays or unexpected difficulties in the integration process, which could adversely impact our business. Moreover, even if we are successful in integrating acquired businesses, we may not achieve the operating efficiencies and synergies or other expected transaction benefits or such benefits may not be achieved within the expected time frame. Our inability to complete, integrate or gain expected benefits and synergies from acquisitions could adversely impact our operating results, financial condition and ability to obtain our objectives including the impairment of intangible assets recorded at the time of acquisition. Businesses that we acquire may have unknown or contingent liabilities which could adversely affect our business. Although we typically attempt to exclude significant liabilities from transactions and seek indemnification for at least a portion of these matters, we may experience difficulty enforcing those contractual provisions.

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
Our future growth depends in part on maintaining our competitive advantage with current products in new and existing markets, as well as our ability to develop new products and technologies to serve such markets. To the extent that competitors develop competitive products and technologies, or new products or technologies which achieve higher customer satisfaction, our business prospects could be adversely impacted. In addition, regulatory approvals for new products or technologies may be required, these approvals may not be obtained in a timely or cost effective manner, adversely impacting our business prospects.
We may be adversely affected by global and regional economic conditions and legislative and political developments.
We conduct operations around the globe. We expect to continue to derive a substantial portion of sales and earnings from outside the U.S. The uncertain global macroeconomic environment, particularly the current economic concerns in Europe and Asia wherein we derived approximately 40% and 28% of sales, respectively, in fiscal year 2014, and other countries from which we derive significant sales could continue to have a negative impact on demand for our products. The prospects, strength, sustainability and timing of an improvement in the current environment remain uncertain as does the possibility of an economic downturn in the U.S. and other countries around the globe.
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
Our business strategy is partially reliant on sales of Capital Goods. As these are generally sold at lower gross margins than many other products, our overall gross margin could decline if these Capital Goods sales grow as a percentage of total sales and the anticipated future revenue streams from related consumable product offerings and services are not realized. Our Capital Goods generally also experience significantly longer sales cycles and involve less predictable revenue and uncertainty of future revenue streams from related consumable product offerings and services. Current slow growth global business conditions typically affect Capital Goods sales more than consumables sales. In addition, the profitability of our Capital Goods sales depends substantially on the ability of management to accurately estimate the costs involved in manufacturing and implementing the relevant capital product according to the customer’s specifications. Our estimates can be adversely affected by disruptions in a customer’s plans or operations, on-time completion of third party equipment and infrastructure required prior to delivery of our Capital Goods, and unforeseen events, such as manufacturing defects. Failure to accurately estimate our cost of Capital Goods sales can adversely affect the profitability of those sales, and we may not be able to recover lost profits through pricing or other actions.
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
Increases in manufacturing and operating costs and/or the ability to achieve the savings anticipated from our structural cost improvement initiative may affect operating results.
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
Our operations and products are subject to environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. We must also comply with various health and safety regulations in the U.S. and other jurisdictions in which we do business. We cannot assure that our environmental, health and safety compliance program has been, or will at all times be, effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial statements.
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
We may be subject to various litigations and similar proceedings incidental to our business that arise in the ordinary course of our business, including claims for damages arising out of the use of our products and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, environmental matters and personal injury. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert management’s attention, we may incur significant expenses in defending these lawsuits and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial statements. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against such losses and expenses. In addition, developments in legal proceedings in any given period may require us to revise our expectations regarding the outcome of certain matters or adjust the loss contingency estimate that is recorded in our financial statements, which could adversely affect our results of operations or cash flows in any particular period. We cannot assure that our liabilities in connection with litigation and similar proceedings will not exceed estimates or adversely affect our financial statements or reputation.

Changes in our effective tax rate may affect financial results.
Fluctuations in our effective tax rate may affect financial results. Our effective tax rate is subject to fluctuation based on a variety of factors, such as:

•	the geographical mix of income derived from the countries in which we operate;

•	the nature, timing and impact of permanent or temporary changes in tax rates, laws or regulations;

•	the timing and amount of our repatriation of foreign earnings;

•	the timing and nature of our resolution of uncertain income tax positions;

•	acquisitions and dispositions of businesses; and

•	our success in managing our effective tax rate through the implementation of global tax and cash management strategies.
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
We face certain risks associated with potential labor disruptions.
Some of our employees around the world are covered by collective bargaining agreements and/or are represented by unions or workers' councils. While we believe that our relations with our employees are generally good, we cannot provide assurances that the company will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, lockouts or that any existing labor disruption will be favorably resolved. We could incur additional costs and/or experience work stoppages that could adversely affect our business operations through a loss off revenue and strained relationships with customers.
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

	Square Footage
Location	Owned	Leased	Total
Americas	2,103,000	764,000	2,867,000
Europe	1,669,000	203,000	1,872,000
Asia	126,000	913,000	1,039,000
Total	3,898,000	1,880,000	5,778,000

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

		Price per share
		2014		2013		Cash Dividends Declared Per Share
		High	Low	High	Low	2014	2013
Quarter:	First	$81.44	$68.43	$65.82	$52.00	$0.275	$0.250
	Second	85.58	78.40	69.05	58.18	—	0.250
	Third	91.83	78.34	69.17	62.72	0.550	0.250
	Fourth	87.39	77.46	73.19	64.00	0.275	0.250
As of September 2, 2014 there were approximately 1,941 holders of record of the Company’s common stock. Dividends are paid when, as and if declared by the board of directors of the Company.

PERFORMANCE GRAPH
The following graph compares the annual change in the cumulative total return on the Company’s common stock during the Company’s last five fiscal years with the annual change in the cumulative total return of the Standard & Poor’s Composite-500 Index and the Standard & Poor’s Industrial Machinery Index (which includes the Company). The graph assumes an investment of $100 on July 31, 2009 (the last trading day of the Company’s fiscal year 2009) and the reinvestment of all dividends paid during the last five fiscal years.
There were no purchases made by or on behalf of the Company or any “affiliated purchaser” of our common stock during the quarter ended July 31, 2014.

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

(In millions, except per share data)	2014	2013	2012	2011	2010
RESULTS FOR THE YEAR:
Net sales	$2,789.2	$2,648.1	$2,671.7	$2,517.2	$2,185.7
Cost of sales	1,363.0	1,276.1	1,291.6	1,232.3	1,064.2
Gross profit	1,426.2	1,372.0	1,380.1	1,284.9	1,121.5
Selling, general and administrative expenses	814.5	810.4	843.2	790.3	716.6
Research and development	102.6	94.2	82.9	80.5	68.8
Restructuring and other charges, net	40.2	40.2	66.9	26.5	17.7
Interest expense, net (a)	17.5	15.6	20.2	18.9	14.3
Loss on extinguishment of debt (a)	—	—	—	—	31.5
Earnings from continuing operations before income taxes	451.4	411.6	366.9	368.7	272.6
Provision for income taxes	87.4	81.6	86.0	89.5	70.2
Net earnings from continuing operations	364.0	330.0	280.9	279.2	202.4
Earnings from discontinued operations, net of income taxes	—	244.9	38.4	36.3	38.8
Net earnings	$364.0	$574.9	$319.3	$315.5	$241.2
Earnings per share from continuing operations:
Basic	$3.29	$2.93	$2.42	$2.40	$1.72
Diluted	$3.25	$2.89	$2.39	$2.36	$1.70
Earnings per share from discontinued operations:
Basic	$—	$2.17	$0.33	$0.31	$0.33
Diluted	$—	$2.14	$0.32	$0.31	$0.33
Earnings per share:
Basic	$3.29	$5.10	$2.75	$2.71	$2.05
Diluted	$3.25	$5.03	$2.71	$2.67	$2.03

Dividends declared per share	$1.100	$1.000	$0.805	$0.685	$0.625

Capital expenditures(b)	$74.7	$110.2	$158.9	$160.8	$136.3
Depreciation & amortization of long-lived assets(b)	$116.4	$106.3	$111.1	$98.1	$93.6

YEAR-END POSITION:
Working capital(c)	$1,039.6	$1,321.0	$1,000.3	$1,019.2	$1,065.6
Property, plant and equipment(c)	805.3	774.9	751.0	794.6	706.4
Total assets	3,852.5	3,472.8	3,347.9	3,232.4	2,999.2
Long-term debt, net of current portion	375.8	467.3	490.7	492.0	741.4
Total liabilities	1,957.2	1,657.9	1,837.9	1,742.6	1,816.9
Stockholders’ equity	1,895.3	1,814.9	1,510.0	1,489.8	1,182.3

(a)	Refer to Note 8, Notes Payable and Long-term Debt, to the accompanying consolidated financial statements.

(b)	Includes capital expenditures and depreciation & amortization of both continuing and discontinued operations.

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
Our reporting currency is the U.S. Dollar. Because we operate through subsidiaries or branches that transact in over thirty foreign currencies around the world, our earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. Dollar. We estimate that translational FX decreased sales by approximately $10,600 and earnings per share by approximately 5 cents in fiscal year 2014 when compared to fiscal year 2013.
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

During fiscal year 2014, we completed four acquisitions – in the first quarter, Medistad Holding BV (“Medistad”), a European manufacturing entity; in the second quarter, SoloHill Engineering, Inc. (“SoloHill”), a U.S. technology company; in the third quarter, the Life Sciences business of ATMI, Inc. (“ATMI LifeSciences”), a technology leader in the field of single-use bioprocess equipment and consumables for the biopharmaceutical and biotechnology industries; and in the fourth quarter, Filter Specialists, Inc. (“FSI”), a U.S. based worldwide supplier of filtration products and solutions. The aggregate consideration for the Medistad and Solohill acquisitions was approximately $31 million, net of cash acquired, and included $3 million of contingent consideration. We paid a cash purchase price, inclusive of working capital adjustments, of approximately $191 million for the ATMI LifeSciences acquisition and approximately $127 million for the FSI acquisition.
The acquisition of ATMI LifeSciences complements our upstream presence in bioprocessing and our established downstream capabilities. Combined with Medistad and SoloHill, both innovators in the single-use market, and our already solid portfolio of biopharmaceutical solutions, the addition of the ATMI LifeSciences assets positions us well to capitalize on opportunities in the rapidly growing single-use market segment. The addition of FSI’s products and technologies complements and expands our existing solutions offerings and creates value for our customers in the oil and gas, chemical, and other industrial markets. These acquisitions did not have a material impact on our results from operations or financial position. See Note 20, Acquisitions, to the accompanying consolidated financial statements for further detail.
In the U.S., some of our workforce at our Cortland, New York facility are represented by the United Auto Workers (“UAW”). The employees covered under this collective bargaining agreement represent approximately 7% of our global consumables production capacity. Our contract with the UAW expired in April 2014 and we continue to operate as we negotiate a new agreement.  Depending on the course of our negotiations, we could incur additional costs and/or experience work stoppages which could adversely affect our business operations through a loss of revenue and strained relationships with customers.
RESULTS FROM CONTINUING OPERATIONS
Net Sales

(dollars in thousands)
By Segment	2014	2013	2012
Life Sciences	$1,453,669	$1,309,375	$1,253,594
Industrial	1,335,478	1,338,688	1,418,062
Total Sales	$2,789,147	$2,648,063	$2,671,656

(dollars in thousands)
By Product	2014	2013	2012
Consumables	$2,444,462	$2,295,685	$2,291,691
Systems	344,685	352,378	379,965
Total Sales	$2,789,147	$2,648,063	$2,671,656

The percentage change in sales year-over-year by segment, with and without the impact of translational FX are presented below:

	2014 compared to 2013			2013 compared to 2012
By Segment	% Change excluding translational FX	Translational FX	Total % Change	% Change excluding translational FX	Translational FX	Total % Change
Life Sciences	10.6	0.4	11.0	6.3	(1.9)	4.4
Industrial	1.0	(1.2)	(0.2)	(3.9)	(1.7)	(5.6)
Total	5.7	(0.4)	5.3	0.9	(1.8)	(0.9)

The percentage change in sales year-over-year by product, with and without the impact of translational FX are presented below:

	2014 compared to 2013			2013 compared to 2012
By Product	% Change excluding translational FX	Translational FX	Total % Change	% Change excluding translational FX	Translational FX	Total % Change
Consumables	6.8	(0.3)	6.5	2.1	(1.9)	0.2
Systems	(1.4)	(0.8)	(2.2)	(6.3)	(1.0)	(7.3)
Total	5.7	(0.4)	5.3	0.9	(1.8)	(0.9)
2014 Compared with 2013
Total sales increased approximately 6% (excluding translational FX) reflecting growth in all markets in the Life Sciences segment, and in the Microelectronics market in the Industrial segment, partly offset by declines in the Process Technologies and Aerospace markets in the Industrial segment. The acquisitions of ATMI LifeSciences, Medistad, SoloHill and FSI contributed in the aggregate approximately 250 basis points to total sales growth compared to last year. More details regarding sales by segment can be found in the discussions under the section “Segment Review.”
The approximate 7% increase in consumables sales (excluding translational FX) reflects the same trend as total sales discussed above. The acquisitions of ATMI LifeSciences, Medistad, SoloHill and FSI contributed in the aggregate approximately 290 basis points to consumables sales growth compared to last year. Increased pricing contributed approximately $22,000, or about 100 basis points, to consumables sales growth, reflecting increases in both segments.
The decrease in system sales of approximately 1% (excluding translational FX) primarily reflects declines in the Fuels & Chemicals and Municipal Water submarkets of Process Technologies in the Industrial segment, partly offset by some large projects with BioPharmaceuticals and Food & Beverage customers in the Life Sciences segment.
2013 Compared with 2012
Total sales increased approximately 1% (excluding translational FX) reflecting growth in the Life Sciences segment, principally driven by the BioPharmaceuticals market, partly offset by weakness in the Process Technologies and Microelectronics markets in the Industrial segment.
The approximate 2% increase in consumables sales (excluding translational FX) reflects solid growth in the Life Sciences segment, principally driven by the BioPharmaceuticals market, largely offset by weakness in the Industrial segment in the Process Technologies and Microelectronics markets. Increased pricing contributed approximately $21,000, or about 90 basis points to consumables sales growth, reflecting increases in both segments.
The decline in system sales of approximately 6% (excluding translational FX) primarily reflects:

•	weak capital spending by Food & Beverage customers in the Life Sciences segment; and

•
weakness in Municipal Water, which is part of the Process Technologies market in the Industrial segment, as customers delayed projects, given that funds available to the municipalities to support these projects have diminished.

Gross Margin

(dollars in thousands)	2014	2013	2012
Gross Profit	$1,426,163	$1,372,003	$1,380,098
Gross Margin (% of sales)	51.1	51.8	51.7

% Change year-over-year	3.9	(0.6)

2014 Compared with 2013
The decrease in overall gross margin of 70 basis points primarily reflects the impact of the following unfavorable factors:

•	lower gross margin rates from the Medistad, ATMI LifeSciences and FSI acquisitions, including purchase accounting adjustments related to the step-up of acquired inventory that was sold in the period;

•	transactional FX (principally related to the weaker Yen); and

•	lower margin systems projects in the current year.
These factors were partly offset by improved pricing and the impact of a lower proportion of systems sales to total sales. More details regarding gross margin can be found in the discussions under the section “Segment Review.”
2013 Compared with 2012
The increase in overall gross margin of 10 basis points reflects a combination of many offsetting factors. Factors that improved gross margin include pricing, lower obsolescence and warranty costs and our consumables products, which typically have higher margins than our systems products, comprising a larger proportion of our total sales. These were largely offset by unfavorable consumables market mix.
Selling, General and Administrative

(dollars in thousands)	2014	2013	2012
Selling, general and administrative	$814,461	$810,358	$843,221
% of sales	29.2	30.6	31.6

% Change year-over-year	0.5	(3.9)
2014 Compared with 2013
The decrease in selling, general and administrative expenses (“SG&A”) as a percent of sales of 140 basis points reflects savings generated by our structural cost improvement initiative and better fixed cost leverage. This was partly offset by:

•	select investments in high growth markets; and

•	inflationary increases in payroll and related costs.
2013 Compared with 2012
The decrease in SG&A as a percentage of sales reflects savings generated by our structural cost improvement initiatives. This was partly offset by:

•	incremental depreciation expense resulting from the go live of the last significant phase of our ERP system implementation;

•	select investments in high growth markets; and

•	inflationary increases in payroll and related costs.
Research & Development

(dollars in thousands)	2014	2013	2012
Research and development	$102,601	$94,216	$82,932
% of sales	3.7	3.6	3.1

% Change year-over-year	8.9	13.6
2014 Compared with 2013
The increase in research and development expenses (“R&D”), reflects our strategy to increase innovation investment in the Life Sciences and Industrial segments. This was driven by our focus on new product development and development of our media and instrumentation capabilities. Additionally, the increase in R&D reflects incremental spend from our recent acquisitions.

2013 Compared with 2012
The increase in R&D, reflects our strategy to increase innovation investment as discussed above. The year-over-year comparative also reflects spend related to ForteBio (which was acquired in the third quarter of fiscal year 2012).
Restructuring and Other Charges, Net

(dollars in thousands)	2014	2013	2012
Restructuring and other charges, net	$40,154	$40,182	$66,858
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
The structural cost improvement initiative is now expected to generate $125,000 in annualized cost savings (“targeted savings”) over a four year period, which will allow us to invest in resources where needed. Previously, the savings target was $100,000 in annualized cost savings over a three year period. We achieved over 40% of the targeted savings by the end of fiscal year 2013 and about 30% in fiscal year 2014. We expect to achieve more than 20% of the targeted savings in fiscal year 2015 and the balance in fiscal year 2016. We expect to fund these restructuring activities with cash flows generated from operating activities.
Restructuring and other charges (“ROTC”) in fiscal year 2014 primarily reflect the expenses incurred in connection with our structural cost improvement initiative, as discussed above, including severance costs of $27,803. ROTC in fiscal year 2014 also includes the impairment of assets of $4,002 related to the discontinuance of a specific manufacturing line due to excess capacity as a result of recent acquisitions. In addition, fiscal year 2014 includes an increase of $4,440 to our previously established environmental reserves related to a matter in Pinellas Park, Florida.
ROTC in fiscal year 2013 primarily reflect the expenses incurred in connection with our structural cost improvement initiative, as discussed above, including severance costs of $22,526. In addition, fiscal year 2013 includes $3,316 related to certain employment contract obligations and an increase of $8,415 to our previously established environmental reserves primarily related to matters in Ann Arbor, Michigan and Glen Cove, New York.
ROTC in fiscal year 2012 primarily reflect the expenses incurred in connection with our structural cost improvement initiative, as discussed above, including severance costs of $61,852. In addition, fiscal year 2012 includes $11,436 related to certain employment contract obligations. These costs were partly offset by a gain of $9,196 on the sale of our investment in Satair A/S.
The details of ROTC, as well as the activity related to restructuring liabilities that were recorded related to our structural cost improvement initiative, can be found in Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.

Interest Expense, Net

(dollars in thousands)	2014	2013	2012
Interest expense, net	$17,532	$15,621	$20,177
2014 Compared with 2013
Interest expense, net, in fiscal year 2014 reflects the reversal of accrued interest of $4,520, related to the resolution of foreign tax audits. Interest expense, net, in fiscal year 2013 reflects the reversal of accrued interest of $6,704, related to the resolution of a U.S. tax audit. Excluding these benefits, interest expense, net, in fiscal year 2014 and fiscal year 2013 would have been $22,052 and $22,325, respectively. The resulting decrease in net interest expense of $273 was primarily driven by a reduction in other income tax related interest expense (excluding the items referenced above) and an increase in interest income, partly offset by increased interest expense primarily related to higher commercial paper borrowings.
2013 Compared with 2012
Interest expense, net, in fiscal years 2013 and 2012 reflect the reversal of accrued interest of $6,704 and $4,435, respectively, primarily related to the resolution of U.S. tax audits. Excluding these benefits, interest expense, net, in fiscal year 2013 and fiscal year 2012 would have been $22,325 and $24,612, respectively. The resulting decrease in net interest expense of $2,287 in fiscal year 2013 compared to fiscal year 2012 was primarily driven by a reduction in other income tax related interest expense (excluding those referenced above).
Income Taxes

(dollars in thousands)	2014	2013	2012
Income taxes	$87,459	$81,664	$85,963
Effective tax rate (%)	19.4	19.8	23.4
2014 Compared with 2013
The effective tax rate for fiscal year 2014 reflects a net tax benefit of $16,028 primarily from the resolution of foreign tax audits. The effective tax rate for fiscal year 2013 reflects a net tax benefit of $7,757 primarily from the resolution of a U.S. tax audit partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings. Excluding these impacts, as well as the impact of ROTC and inventory step-up in cost of sales discussed above, the effective tax rate for fiscal year 2014 and fiscal year 2013 would have been 22.2% and 22.0%, respectively.
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
During the first quarter of fiscal year 2013, the Internal Revenue Service (“IRS”) concluded its audits of fiscal years 2006 through 2008, including the matter previously disclosed for those years in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K. In closing the audit, the IRS did not assess any penalties. We did not make any further cash payments to the IRS or receive any refunds with respect to these matters.

Net Earnings

(dollars in thousands, except per share data)	2014	2013	2012
Net Earnings	$363,956	$329,962	$280,947
Diluted earnings per share	$3.25	$2.89	$2.39
Diluted average shares outstanding	111,949	114,236	117,663
We estimate that foreign currency translation decreased earnings per share by 5 cents in fiscal year 2014 when compared to fiscal year 2013 and decreased earnings per share by 10 cents in fiscal year 2013 when compared to fiscal year 2012. The decrease in share count in fiscal year 2014 compared to fiscal year 2013 benefited diluted earnings per share in fiscal year 2014 by approximately 6 cents. The decrease in share count in fiscal year 2013 compared to fiscal year 2012 benefited diluted earnings per share in fiscal year 2013 by approximately 9 cents.
RESULTS FROM DISCONTINUED OPERATIONS

(dollars in thousands, except per share data)	2014	2013	2012
Sales	$—	$8,975	$230,826
Net Earnings	—	244,973	38,362
Diluted Earnings per share	$—	$2.14	$0.32
The increase in net earnings in fiscal year 2013 compared to fiscal year 2012 primarily reflects the gain on the sale of the Blood Product Line. More details regarding discontinued operations can be found in Note 19, Discontinued Operations, to the accompanying consolidated financial statements.
SEGMENT REVIEW

(dollars in thousands)	2014	2013	2012
Sales:
Life Sciences	$1,453,669	$1,309,375	$1,253,594
Industrial	1,335,478	1,338,688	1,418,062
Total	$2,789,147	$2,648,063	$2,671,656
Segment profit:
Life Sciences segment profit	$357,129	$319,271	$319,312
Industrial segment profit	219,172	214,798	198,747
Total segment profit	576,301	534,069	518,059
Corporate Services Group	67,200	66,640	64,114
ROTC	40,154	40,182	66,858
Interest expense, net	17,532	15,621	20,177
Earnings before income taxes from continuing operations	$451,415	$411,626	$366,910

Life Sciences

(dollars in thousands)	2014	% of Sales	2013	% of Sales	2012	% of Sales
Sales	$1,453,669		$1,309,375		$1,253,594
Cost of sales	639,406	44.0	552,651	42.2	523,902	41.8
Gross margin	814,263	56.0	756,724	57.8	729,692	58.2
SG&A	391,540	26.9	375,970	28.7	357,722	28.5
R&D	65,594	4.5	61,483	4.7	52,658	4.2
Segment profit	$357,129	24.6	$319,271	24.4	$319,312	25.5

(dollars in thousands)
SALES:	2014	2013	2012
By Market and Product
BioPharmaceuticals	$917,542	$812,328	$754,906
Food & Beverage	185,223	177,633	182,294
Medical	226,039	208,544	195,149
Total Consumables sales	$1,328,804	$1,198,505	$1,132,349
Systems Sales	124,865	110,870	121,245
Total Life Sciences Sales	$1,453,669	$1,309,375	$1,253,594

By Region
Americas	$435,132	$416,170	$384,757
Europe	742,512	627,647	606,397
Asia	276,025	265,558	262,440
Total Life Sciences Sales	$1,453,669	$1,309,375	$1,253,594

The percentage change in sales year-over-year, with and without the impact of translational FX are presented below:

	2014 compared to 2013			2013 compared to 2012
SALES % CHANGE	% Change excluding translational FX	Translational FX	Total % Change	% Change excluding translational FX	Translational FX	Total % Change
By Market and Product
BioPharmaceuticals	12.3	0.7	13.0	9.6	(2.0)	7.6
Food & Beverage	5.6	(1.3)	4.3	(0.3)	(2.3)	(2.6)
Medical	7.2	1.2	8.4	8.5	(1.6)	6.9
Total Consumables sales	10.4	0.5	10.9	7.8	(2.0)	5.8
Systems Sales	12.7	(0.1)	12.6	(7.4)	(1.2)	(8.6)
Total Life Sciences Sales	10.6	0.4	11.0	6.3	(1.9)	4.4

By Region
Americas	6.5	(1.9)	4.6	9.0	(0.8)	8.2
Europe	13.5	4.8	18.3	4.8	(1.3)	3.5
Asia	10.1	(6.2)	3.9	6.0	(4.8)	1.2
Total Life Sciences Sales	10.6	0.4	11.0	6.3	(1.9)	4.4

2014 Compared with 2013
The acquisitions of ATMI LifeSciences, Medistad and SoloHill contributed approximately 400 basis points to Life Sciences consumables sales growth compared to last year.
BioPharmaceuticals consumables sales growth reflects overall market strength, particularly in Europe and Asia, growth in single use systems and new products, augmented by acquisitions.
Food & Beverage consumables sales growth was driven by strength in Latin America and Asia.
Medical consumables sales growth primarily reflects an increase in sales to OEMs, augmented by the acquisition of Medistad, partly offset by lower blood media sales.
Life Sciences systems sales growth reflects some large projects with BioPharmaceuticals and Food & Beverage customers.
Life Sciences segment profit grew 11.9%. The impact of translational FX on segment profit growth was immaterial. Segment profit margin increased 20 basis points reflecting the benefit of increased leverage of fixed cost SG&A on a higher sales base and a decline in R&D as a percentage of sales, partly offset by a decrease in gross margin. The 180 basis point decline in gross margin is primarily due to:

•	lower gross margin rates from the Medistad and ATMI LifeSciences acquisitions, including purchase accounting adjustments related to the step-up of acquired inventory that was sold in the period;

•	unfavorable transactional FX (principally Yen related); and

•	certain low margin systems projects in the current year.
These factors were partly offset by the benefit of favorable pricing.
2013 Compared with 2012
BioPharmaceuticals consumables sales growth reflects continued strength in the biotech sector in all three regions. The ForteBio acquisition (acquired in the third quarter of fiscal year 2012) added approximately 200 basis points, in BioPharmaceuticals consumables sales growth compared to last year.
Food & Beverage consumables sales were down slightly (excluding translational FX). This reflects overall softness in Eastern Europe and weakness in the wine sector in France and Australia, partly offset by the impact of geographic expansion in Latin America.
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
Life Sciences segment profit was essentially flat year-over-year despite the growth in sales. The impact of translational FX reduced segment profit growth by approximately 200 basis points. Excluding translational FX, segment profit increased 2.3%. Segment profit margin decreased 110 basis points. This reflects the impact of the decline in gross margin percentage combined with an increase in SG&A and R&D. The decline of 40 basis points in gross margin percentage is primarily due to:

•	unfavorable product mix, and

•	unfavorable transactional FX (principally Yen related), particularly in the second half of fiscal year 2013.
These factors were partly offset by the benefit of favorable pricing. The increase in SG&A reflects increased investments we are making for future growth, partly offset by savings achieved by our structural cost improvement initiatives. The increase in R&D spend was driven by our focus on new product development and innovation, particularly for development of our instrumentation capabilities.

Industrial

(dollars in thousands)	2014	% of Sales	2013	% of Sales	2012	% of Sales
Sales	$1,335,478		$1,338,688		$1,418,062
Cost of sales	723,578	54.2	723,409	54.0	767,656	54.1
Gross margin	611,900	45.8	615,279	46.0	650,406	45.9
SG&A	355,721	26.6	367,748	27.5	421,385	29.7
R&D	37,007	2.8	32,733	2.4	30,274	2.1
Segment profit	$219,172	16.4	$214,798	16.0	$198,747	14.0

(dollars in thousands)
SALES:	2014	2013	2012
By Market and Product
Process Technologies	$576,062	$584,125	$627,644
Aerospace	236,480	237,371	224,016
Microelectronics	303,116	275,684	307,682
Total Consumables sales	$1,115,658	$1,097,180	$1,159,342
Systems Sales	219,820	241,508	258,720
Total Industrial Sales	$1,335,478	$1,338,688	$1,418,062

By Region
Americas	$453,990	$433,316	$455,227
Europe	397,917	406,868	416,555
Asia	483,571	498,504	546,280
Total Industrial Sales	$1,335,478	$1,338,688	$1,418,062

The percentage change in sales year-over-year, with and without the impact of translational FX are presented below:

	2014 compared to 2013			2013 compared to 2012
SALES % CHANGE:	% Change excluding translational FX	Translational FX	Total % Change	% Change excluding translational FX	Translational FX	Total % Change
By Market and Product
Process Technologies	(0.4)	(1.0)	(1.4)	(5.2)	(1.7)	(6.9)
Aerospace	(1.3)	0.9	(0.4)	6.8	(0.8)	6.0
Microelectronics	13.5	(3.5)	10.0	(7.3)	(3.1)	(10.4)
Total Consumables sales	2.9	(1.2)	1.7	(3.4)	(2.0)	(5.4)
Systems Sales	(7.9)	(1.1)	(9.0)	(5.8)	(0.9)	(6.7)
Total Industrial Sales	1.0	(1.2)	(0.2)	(3.9)	(1.7)	(5.6)

By Region
Americas	6.0	(1.2)	4.8	(4.1)	(0.7)	(4.8)
Europe	(5.5)	3.3	(2.2)	(1.0)	(1.3)	(2.3)
Asia	1.8	(4.8)	(3.0)	(5.8)	(2.9)	(8.7)
Total Industrial Sales	1.0	(1.2)	(0.2)	(3.9)	(1.7)	(5.6)

2014 Compared with 2013
The acquisition of FSI contributed approximately 160 basis points to Industrial consumables sales growth compared to last year.
Process Technologies consumables sales decreased slightly (excluding translational FX). The sales results excluding translational FX by key submarkets are discussed below:

•
Consumables sales in the Machinery & Equipment submarket, which represented a little over 20% of total Industrial consumables sales in the year, increased approximately 4% principally due to the impact of the FSI acquisition and growth in the mobile OEM, automotive and in-plant sectors, partly offset by weakness in primary metals and mining.

•
Consumables sales in the Fuels & Chemicals submarket, which represented almost 20% of total Industrial consumables sales in the year, were down approximately 3% on low-entering backlog and softness in emerging markets, partly offset by the impact of the FSI acquisition.

•
Consumables sales in the Power Generation submarket, which represented almost 10% of total Industrial consumables sales in the year, declined approximately 2% on market softness in Europe and the Americas, partly offset by growth in Asia in the nuclear and wind sectors.

Aerospace consumables sales decreased 1% excluding translational FX. This reflects a decline in Military Aerospace sales of 3% and flat Commercial Aerospace sales. This is largely the result of a difficult comparative, as last year included large aftermarket sales and helicopter program shipments that did not repeat.
Microelectronics consumables sales were up in all three regions on continued market strength and new business wins.
The decrease in Industrial systems sales primarily reflects weak capital spending in the Fuels & Chemicals and Municipal Water submarkets of Process Technologies.
Industrial segment profit increased 2.0%, with translational FX negatively impacting segment profit growth by approximately 290 basis points. Excluding translational FX, segment profit grew 4.9%, on sales growth of 1.0%. Segment profit margin increased 40 basis points driven by a 90 basis point decline in SG&A that was primarily attributable to our structural cost improvement initiative, partly offset by an increase in R&D and a decline in gross margin. The 20 basis point decline in gross margin is primarily due to:

•	lower gross margin rates from the FSI acquisition and a purchase accounting adjustment related to the step-up of acquired inventory that was sold in the period and

•	unfavorable transactional FX (principally Yen related).
These factors were partly offset by the benefit of favorable pricing and a lower proportion of systems sales to total sales, which typically carry lower margins than consumables (systems sales comprised 16.5% of total sales compared to 18.0% last year).
2013 Compared with 2012
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

•	Consumables sales in the Fuels & Chemicals submarket, which represented approximately 20% of total Industrial consumables sales in the year, were down about 2% year-over-year on weakness in Europe.

•
Consumables sales in the Power Generation submarket, which represented close to 10% of total Industrial consumables sales in the year, declined approximately 2% reflecting weakness in Asia related to a decrease in demand from wind turbine OEMs.

Aerospace consumables sales growth was primarily driven by increased aftermarket sales and sales to OEMs. In addition, the fulfillment of past-due backlog also contributed to fiscal year 2013 sales. These factors were partly offset by the impact of helicopter program shipments in fiscal year 2012 that did not repeat in fiscal year 2013.
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
Industrial segment profit grew 8.1%. The impact of translational FX reduced segment profit by approximately 300 basis points. Excluding translational FX, segment profit grew 11.2%, on a sales decline of 3.9%. Segment profit margin increased 200 basis points primarily driven by a decline in SG&A and a slight improvement in gross margin, partly offset by an increase in R&D. The decline in SG&A expenses of 220 basis points was primarily attributable to our structural cost improvement initiatives. The improvement in gross margin percentage of 10 basis points was primarily driven by pricing, mostly offset by unfavorable consumables market mix.
Corporate Services Group

(dollars in thousands)	2014	2013	2012
Corporate Services Group expenses	$67,200	$66,640	$64,114
% Change year-over-year	0.8	3.9
2014 Compared with 2013
Corporate Services Group expenses in fiscal year 2014 were essentially flat compared to fiscal year 2013, as increases in certain compensation-related costs were largely offset by savings from our structural cost improvement initiative.
2013 Compared with 2012
The increase in Corporate Services Group expenses in fiscal year 2013 compared to fiscal year 2012 primarily reflects an increase in compensation related costs.
LIQUIDITY AND CAPITAL RESOURCES
We utilize cash flow generated from operations and our commercial paper program to meet our short-term liquidity needs. We consider our cash on hand, committed credit facility and access to the public capital markets, along with the cash typically generated from operations, to be sufficient to meet our anticipated liquidity needs.
Our cash position, net of debt, was approximately $75,400 at July 31, 2014, compared to $299,200 at July 31, 2013, a decrease of $223,800. The components of the decrease in cash, net of debt are presented below:

(dollars in thousands)	2013	Increase/(Decrease)	Translational FX	2014
Cash	$936,886	$17,709	$9,515	$964,110
Debt	637,706	255,225	(4,207)	888,724
Cash, net of debt	$299,180	$(237,516)	$13,722	$75,386

As of July 31, 2014, substantially all of our cash and cash equivalents was held by foreign subsidiaries. Repatriation of cash held outside the U.S. could be subject to restrictions in the host countries as well as both local and U.S. taxes. However, we do not expect these to have a material effect on our overall liquidity.

On April 11, 2013, we entered into a five-year $1,200,000 unsecured senior revolving credit facility (the “2013 Facility”) with a syndicate of banks, which was to mature on April 11, 2018. Borrowings under the Facility bear interest at either a variable rate based upon the London InterBank Offered Rate (U.S. Dollar, British Pound, Euro, Swiss Franc and Japanese Yen borrowings) or the European Union Banking Federation Rate (Euro borrowings) or at the prime rate of the Facility Agent (U.S. Dollar borrowing only). The 2013 Facility does not permit us to exceed a maximum consolidated leverage ratio of 3.5:1, based upon the trailing four quarters’ results. In addition, the 2013 Facility includes other covenants that under certain circumstances may restrict our ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of July 31, 2014, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
Subsequent to the end of fiscal year 2014, we amended and extended the 2013 Facility to a five-year $1,500,000 unsecured senior revolving credit facility with a syndicate of banks, which matures on August 11, 2019 (the “2015 Facility”). In connection with the 2015 Facility, we incurred deferred financing costs of $1,535 which, in addition to the unamortized costs from the 2013 Facility, will be amortized to interest expense over the term of the 2015 Facility. The covenants for the 2015 Facility are the same as in the 2013 Facility.
As of July 31, 2014, we had $425,000 of outstanding commercial paper, which is recorded as notes payable in the current liability section of our accompanying consolidated balance sheet. Commercial paper outstanding at any one time during the year had balances ranging from $170,000 to $595,000, carried interest rates ranging between 0.27% and 0.38% and original maturities between 4 and 90 days. Commercial paper outstanding at July 31, 2014 carried an interest rate of 0.30% and maturities between 27 and 35 days. As of July 31, 2014, we did not have any outstanding borrowings under our Facility.
Cash Flow - Operating Activities

(dollars in thousands)	2014	2013	2012
Net cash provided by operating activities	$503,912	$384,459	$474,848
Less capital expenditures	74,737	110,182	158,909
Free cash flow	$429,175	$274,277	$315,939

Fiscal Year 2014
The major items impacting net cash provided by operating activities include:

•	net earnings from continuing operations of $363,956;

•	non-cash reconciling items in net earnings from continuing operations, such as depreciation and amortization of long-lived assets of $116,392 and non-cash stock compensation of $31,683;

•	defined benefit pension plan contributions of $47,558; and

•	payments related to our structural cost improvement initiative of $30,774.
Improved working capital management benefited net cash provided by operating activities in the year.
Fiscal Year 2013
The major items impacting net cash provided by operating activities include:

•	net earnings from continuing operations of $329,962;

•	non-cash reconciling items in net earnings from continuing operations, such as depreciation and amortization of long-lived assets of $106,284 and non-cash stock compensation of $29,778;

•
income tax and tax-related payments of approximately $94,000 related to the settlement of, and deposits for, several years of U.S. tax audits and payments for the gain on the sale of the Blood Product Line;

•	payments related to our structural cost improvement initiative of $31,510; and

•	defined benefit pension plan contributions of $27,785.
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
The increase in free cash flow in fiscal year 2014 compared to fiscal year 2013 primarily reflects the increase in net cash provided by operating activities as discussed above and a decrease in capital expenditures.
The decrease in free cash flow in fiscal year 2013 compared to fiscal year 2012 primarily reflects the decline in net cash provided by operating activities as discussed above. This was partly offset by a decrease in capital expenditures, as fiscal year 2012 included the purchase of a new facility in Europe and investment in our global ERP system.
Depreciation and Amortization
Depreciation expense and amortization expense are presented below:

(dollars in thousands)	2014	2013	2012*
Depreciation expense	$95,152	$86,428	$90,388
Amortization expense	$21,240	$19,856	$20,717
* Includes depreciation and amortization expense from discontinued operations totaling $7,718 in fiscal year 2012.
Cash Flow - Investing Activities

(dollars in thousands)	2014	2013	2012
Net cash provided/(used) by investing activities	$(393,509)	$399,300	$(309,825)
The most significant drivers of net cash used by investing activities in fiscal year 2014 were:

•	payments totaling $318,978 related to the acquisitions of ATMI LifeSciences, Medistad, SoloHill and FSI and

•	capital expenditures of $74,737.

Refer to the Overview section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as to Note 20, Acquisitions, to the accompanying consolidated financial statements for further detail on the acquisitions.
The most significant drivers of net cash provided by investing activities in fiscal year 2013 include:

•	Proceeds from the sale of assets of $537,625, primarily related to the sale of our Blood Product Line, and

•	Capital expenditures of $110,182, which partly offset the above.

Cash Flow - Financing Activities

(dollars in thousands)	2014	2013	2012
Net cash used by financing activities	$(92,912)	$(344,465)	$(173,222)
The decrease in net cash used by financing activities in fiscal year 2014 compared to fiscal year 2013 principally reflects an increase in notes payable partly offset by an increase in dividends paid.
Share repurchases in fiscal years 2014, 2013 and 2012, are presented below.

(dollars and shares in thousands)	2014	2013	2012
Share repurchases	$250,000	$250,000	$121,164
Number of shares	3,056	3,971	2,281
In the three months ended October 31, 2013, we paid $125,000 under an accelerated share repurchase agreement (“ASR”). Upon completion of the transaction, we received a total of 1,573 shares. In the three months ended January 31, 2014 we paid $125,000 under another ASR agreement and upon completion of the transaction received 1,483 shares. See Note 15, Common Stock, to the accompanying consolidated financial statements for further details.
We increased our quarterly dividend by 10% from 25 cents to 27.5 cents per share, effective with the dividend declared on September 24, 2013. Dividends paid in fiscal years 2014, 2013 and 2012 are presented below:

(dollars in thousands, except per share data)	2014	2013	2012
Dividends paid	$118,758	$108,054	$88,955
Dividends declared per share	$1.10	$1.00	$0.805
Non-Cash Working Capital
Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $588,400 at July 31, 2014 as compared with $554,500 at July 31, 2013. Excluding the effect of foreign exchange (discussed below), non-cash working capital increased approximately $33,500 compared to July 31, 2013 primarily reflecting the impact of acquisitions made in fiscal year 2014.
Our balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at July 31, 2014 to those at July 31, 2013, the Euro and the British Pound have strengthened against the U.S. Dollar, and the Japanese Yen has weakened against the U.S. Dollar. The impact of translational FX, increased net inventory, net accounts receivable and other current assets by approximately $1,600, $2,200 and $1,700, respectively, as compared to July 31, 2013. Additionally, the impact of translational FX increased accounts payable, accrued liabilities and income tax payable collectively by $5,100. The combination of these translational FX impacts increased non-cash working capital by approximately $400.
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

The notional amount of foreign currency forward contracts entered into during the year ended July 31, 2014 was $2,624,467. The notional amount of foreign currency forward contracts outstanding as of July 31, 2014 was $572,542 of which $99,237 are for cash flow hedges that cover monthly transactional exposures through August 2015. Our foreign currency balance sheet exposures resulted in the recognition of a loss within SG&A of approximately $188 in the year ended July 31, 2014, before the impact of the measures described above. Including the impact of our foreign exchange derivative instruments, the net recognition within SG&A was a loss of approximately $3,027 in the year ended July 31, 2014.
Contractual Obligations
The following is a summary of our contractual payment commitments as of July 31, 2014 (interest on long-term debt includes the amount of interest due to be paid during the respective fiscal year based upon the amount of debt outstanding as of July 31, 2014):

	Years Ended
(dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt	$87,955	$834	$444	$425	$293	$375,000	$464,951
Interest on long-term debt	20,537	18,810	18,788	18,771	18,754	17,188	112,848
Operating leases	29,767	22,621	16,380	10,872	8,243	15,185	103,068
Purchase commitments	42,303	7,370	5,234	5,175	1,247	—	61,329
Other commitments	4,486	4,558	4,607	838	871	5,637	20,997
Total commitments	$185,048	$54,193	$45,453	$36,081	$29,408	$413,010	$763,193
We had gross liabilities for unrecognized tax benefits of approximately $202,564 and related accrued interest and penalties of $14,556 as of July 31, 2014, which were excluded from the table above. See Note 11, Income Taxes, to the accompanying consolidated financial statements for further discussion of these amounts.
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
We completed our annual goodwill impairment tests as of March 1, 2014 and March 1, 2013. The estimated fair values of both the Life Sciences and Industrial reporting units substantially exceeded the carrying values of these reporting units, and as such, step two was not performed.
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
The minimum and median market multiples used in the fiscal year 2014 impairment testing ranged from 1.5 to 3.3 times revenue, 13.7 to 18.9 times EBIT and 9.7 to 14.0 times EBITDA. The minimum and median market multiples used in the fiscal year 2013 impairment testing ranged from 1.2 to 2.9 times revenue, 9.6 to 17.0 times EBIT and 6.9 to 12.3 times EBITDA. To further substantiate the reasonableness of the fair value of our reporting units, we compare enterprise value (outstanding shares multiplied by the closing market price per share, plus debt, less cash and cash equivalents) to the aggregate fair value of our reporting units.
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
Pension expense associated with our defined benefit plans was $31,288 in fiscal year 2014, which was based on a weighted average discount rate of 4.3% (calculated using the projected benefit obligation) and a weighted average expected long-term rate of return on plan assets of 5.3% (calculated using the fair value of plan assets).
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets. If the expected long-term rate of return on plan assets was reduced by 50 basis points, pension expense in fiscal year 2014 would have increased approximately $2,300.
The objective of the discount rate assumption is to reflect the rate at which the pension benefits could be effectively settled. Our methodology for selecting the discount rate for the U.S. plans as of July 31, 2014 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. This is under the premise that cash flows for benefits due in a particular year can be theoretically “settled” by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The discount rate assumption for non-U.S. plans reflects the market rate for high-quality, fixed-income debt instruments. Both discount rate assumptions are based on the expected duration of benefit payments for each of our pension plans as of the annual measurement date and is subject to change each year. If the weighted average discount rate was reduced by 50 basis points, pension expense in fiscal year 2014 would have increased by approximately $3,600.
Our net periodic pension costs are primarily reflected in the selling, general and administrative expense line. The amounts in this line vary from year to year, but will typically range from two-thirds to three-fourths of total net periodic pension cost. In addition, certain net periodic pension costs are incurred in our restructuring and other charges line item, which are described more fully in Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements. Cost of sales typically includes the majority of the remaining costs, with a smaller amount (up to 5%) in research and development.
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
ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures in the financial statements. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The adoption of this disclosure-only guidance did not have an impact on our consolidated financial results.
In July 2013, the FASB issued new accounting guidance which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. The adoption of this accounting guidance did not have a material impact on our consolidated financial results.
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
In May 2014, the FASB issued new accounting guidance which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The revised guidance requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will also result in enhanced revenue related disclosures. The guidance is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. We have not yet determined the impact this guidance will have on our consolidated financial results.

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
Foreign Currency
Our reporting currency is the U.S. Dollar. Because we operate through subsidiaries or branches that transact in over thirty foreign currencies around the world, our earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. Dollar. We estimate that foreign exchange translation decreased earnings per share by 5 cents in fiscal year 2014 when compared to fiscal year 2013.
The primary foreign currencies which cause our translation risk to earnings are in the relationships of the U.S. Dollar to the Euro, the Japanese Yen, the British Pound (the “Pound”), the Australian Dollar and the Swiss Franc. Translation exposure exists when the functional currency of our subsidiaries strengthens or weakens against the U.S. Dollar causing the subsidiaries earnings to increase or decrease when converted back to U.S. Dollars. In fiscal year 2014, the following currencies weakened against the U.S. Dollar compared with the average exchange rates in effect for fiscal year 2013: the Japanese Yen (12%), Australian Dollar (9%), Argentine Peso (30%), Indian Rupee (10%) and Brazilian Real (10%). The Euro (4%) and Pound (5%) strengthened against the U.S. Dollar compared with the average exchange rates in effect in fiscal year 2013.
Most of our products are manufactured in the U.S., Puerto Rico, Germany, Japan and the United Kingdom, and then sold into many countries. As a result, we are exposed to foreign exchange-related transaction risk from adverse changes in exchange rates. This exposure occurs in two forms.
The first relates to certain of our payables and receivables that are denominated in non-functional currencies for these entities (primarily Yen, Euro, Pound and Swiss Franc). The foreign exchange risk associated with these short-term assets and liabilities is managed by entering into short-dated forward foreign exchange contracts (“forwards”), in order to “lock-in” the value underlying transactions. At July 31, 2014, the net balance sheet exposure related to these assets and liabilities was approximately $248,522, which is offset by net forward contracts with a notional principal amount of $202,833. If a hypothetical 10% simultaneous adverse change had occurred in all relevant exchange rates as of July 31, 2014, net earnings would have decreased by approximately $6,966, or approximately 6 cents per share.
The second relates to the fluctuation of the costs and/or revenues associated with products that are sourced in a currency different from the currency in which they are sold. In order to mitigate the impact of these cross-currency exposures, we also enter into forward contracts. Specifically, based upon forecasted cross-currency exposures between the Euro and the Pound, we enter into what are commonly known as “cash flow hedges.” The hedges cover a British subsidiary (Pound functional currency) with Euro revenues and a Swiss subsidiary (with a Euro functional currency) with Pound expenses. The probability of the occurrence of these transactions is high and our assessment is based on observable facts, including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to “lock-in” the forecasted impact of the Pound equivalent amount of Euro sales for the British subsidiary and the Euro equivalent amount of Pound expenses for the Swiss subsidiary, at the agreed upon exchange rates in the forwards. The notional amount of forwards outstanding as of July 31, 2014 was $99,237, which is intended to cover 50% of net monthly transactional exposures through August 2015. Our current policy is to hedge no more than 50% of our cross currency exposure on a twelve-month forward basis. We do not enter into forwards for trading purposes.
Interest Rates
We currently have offsetting exposures with respect to changes in interest rates. This is primarily due to our variable rate positions on debt and accrued liabilities compared to our variable rate positions on cash and retirement benefit assets.
Our debt portfolio is comprised of both fixed and variable rate borrowings. Our debt portfolio was approximately 48% variable rate at July 31, 2014, compared to 27% variable rate at July 31, 2013. Our cash position was 100% variable rate at July 31, 2014 and July 31, 2013.
For the year ended July 31, 2014, interest expense on variable rate debt and accrued liabilities was $9,889 and interest income on variable rate cash and retirement benefit assets was $9,012. A hypothetical 10% shift in market interest rates for fiscal year 2014 (e.g., if an assumed market interest rate of 5.0% increased to 5.5%) could have a negative impact on interest, net of approximately $88.

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

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014:
Net sales	$629,779	$676,969	$682,445	$799,954	$2,789,147
Gross profit	325,714	344,259	348,074	408,116	1,426,163
Restructuring and other charges, net (a)	9,198	9,170	11,542	10,244	40,154
Net earnings from continuing operations	71,513	83,666	88,691	120,086	363,956
Net earnings	71,513	83,666	88,691	120,086	363,956
Earnings per share from continuing operations:
Basic	$0.64	$0.76	$0.80	$1.09	$3.29
Diluted	$0.63	$0.75	$0.80	$1.08	$3.25
Earnings per share:
Basic	$0.64	$0.76	$0.80	$1.09	$3.29
Diluted	$0.63	$0.75	$0.80	$1.08	$3.25

2013:
Net sales	$627,600	$662,455	$641,190	$716,818	$2,648,063
Gross profit	327,083	341,963	334,079	368,878	1,372,003
Restructuring and other charges, net (a)	4,274	4,399	12,824	18,685	40,182
Net earnings from continuing operations	89,165	80,319	74,271	86,207	329,962
Net earnings	339,472	76,770	73,065	85,628	574,935
Earnings per share from continuing operations:
Basic	$0.78	$0.71	$0.66	$0.77	$2.93
Diluted	$0.77	$0.70	$0.65	$0.76	$2.89
Earnings per share:
Basic	$2.96	$0.68	$0.65	$0.76	$5.10
Diluted	$2.92	$0.67	$0.64	$0.75	$5.03

(a)	Refer to Note 2, Restructuring and Other Charges, Net, to the accompanying consolidated financial statements.

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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2014.
The attestation report of the independent registered public accounting firm on our internal control over financial reporting is included in this report under Item 9A.(b).

(b)	Attestation report of the independent registered public accounting firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Pall Corporation:
We have audited Pall Corporation and subsidiaries’ internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pall Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting (Item 9A(a)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Pall Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2014 and our report dated September 8, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/	KPMG LLP
KPMG LLP
Melville, New York
September 8, 2014

(c)	Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting during our fourth quarter of fiscal year 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – July 31, 2014 and July 31, 2013
Consolidated Statements of Earnings – years ended July 31, 2014, July 31, 2013 and July 31, 2012
Consolidated Statements of Comprehensive Income – years ended July 31, 2014, July 31, 2013 and July 31, 2012
Consolidated Statements of Stockholders’ Equity – years ended July 31, 2014, July 31, 2013 and July 31, 2012
Consolidated Statements of Cash Flows – years ended July 31, 2014, July 31, 2013 and July 31, 2012
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

10.34*‡
Pall Corporation Management Stock Purchase Plan, as amended effective February 21, 2014, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2014.

10.35*‡
Pall Corporation 2012 Executive Incentive Bonus Plan, as amended effective February 21, 2014 filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2014.

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

Pall Corporation
September 8, 2014	By: /s/	AKHIL JOHRI
Akhil Johri,
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ LAWRENCE D. KINGSLEY	Chairman and Chief Executive Officer	September 8, 2014
Lawrence D. Kingsley
/s/ AKHIL JOHRI	Chief Financial Officer	September 8, 2014
Akhil Johri	(Principal Financial and Accounting Officer)
/s/ AMY E. ALVING	Director	September 8, 2014
Amy E. Alving
/s/ ROBERT B. COUTTS	Director	September 8, 2014
Robert B. Coutts
/s/ MARK E. GOLDSTEIN	Director	September 8, 2014
Mark E. Goldstein
/s/ CHERYL W. GRISÉ	Director	September 8, 2014
Cheryl W. Grisé
/s/ RONALD L. HOFFMAN	Lead Director	September 8, 2014
Ronald L. Hoffman
/s/ DENNIS N. LONGSTREET	Director	September 8, 2014
Dennis N. Longstreet
/s/ B. CRAIG OWENS	Director	September 8, 2014
B. Craig Owens
/s/ KATHARINE L. PLOURDE	Director	September 8, 2014
Katharine L. Plourde
/s/ EDWARD TRAVAGLIANTI	Director	September 8, 2014
Edward Travaglianti
/s/ BRET W. WISE	Director	September 8, 2014
Bret W. Wise

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pall Corporation:

We have audited the accompanying consolidated balance sheets of Pall Corporation and subsidiaries as of July 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pall Corporation and subsidiaries as of July 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pall Corporation and subsidiaries’ internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 8, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/	KPMG LLP
KPMG LLP

Melville, New York

September 8, 2014

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 31, 2014	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$964,110	$936,886
Accounts receivable	615,713	566,335
Inventory	404,878	381,047
Other current assets	152,522	165,761
Total current assets	2,137,223	2,050,029
Property, plant and equipment	805,327	774,948
Goodwill	491,462	342,492
Intangible assets	242,423	137,243
Other non-current assets	176,078	168,127
Total assets	$3,852,513	$3,472,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$424,943	$169,967
Accounts payable	165,373	157,176
Accrued liabilities	328,397	312,829
Income taxes payable	60,775	60,732
Current portion of long-term debt	87,955	420
Dividends payable	30,203	27,947
Total current liabilities	1,097,646	729,071
Long-term debt, net of current portion	375,826	467,319
Income taxes payable – non-current	150,484	141,843
Deferred income taxes	67,303	31,524
Other non-current liabilities	265,897	288,126
Total liabilities	1,957,156	1,657,883
Stockholders’ equity:
Common stock, par value $.10 per share; 500,000 shares authorized; 127,958 shares issued	12,796	12,796
Capital in excess of par value	327,301	298,150
Retained earnings	2,512,961	2,285,031
Treasury stock, at cost (2014 – 18,111 shares, 2013 – 16,170 shares)	(942,780)	(740,229)
Accumulated other comprehensive income/(loss):
Foreign currency translation	98,689	84,598
Pension liability adjustment	(121,280)	(125,211)
Unrealized investment gains	2,880	2,123
Unrealized gains/(losses) on derivatives	4,790	(2,302)
Total accumulated other comprehensive income/(loss)	(14,921)	(40,792)
Total stockholders’ equity	1,895,357	1,814,956
Total liabilities and stockholders’ equity	$3,852,513	$3,472,839

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Years Ended
	July 31, 2014	July 31, 2013	July 31, 2012
Net sales	$2,789,147	$2,648,063	$2,671,656
Cost of sales	1,362,984	1,276,060	1,291,558
Gross profit	1,426,163	1,372,003	1,380,098
Selling, general and administrative expenses	814,461	810,358	843,221
Research and development	102,601	94,216	82,932
Restructuring and other charges, net	40,154	40,182	66,858
Interest expense, net	17,532	15,621	20,177
Earnings from continuing operations before income taxes	451,415	411,626	366,910
Provision for income taxes	87,459	81,664	85,963
Net earnings from continuing operations	$363,956	$329,962	$280,947
Earnings from discontinued operations, net of income taxes	$—	$244,973	$38,362
Net earnings	$363,956	$574,935	$319,309

Earnings per share from continuing operations:
Basic	$3.29	$2.93	$2.42
Diluted	$3.25	$2.89	$2.39
Earnings per share from discontinued operations:
Basic	$—	$2.17	$0.33
Diluted	$—	$2.14	$0.32
Earnings per share:
Basic	$3.29	$5.10	$2.75
Diluted	$3.25	$5.03	$2.71

Average shares outstanding:
Basic	110,776	112,803	116,061
Diluted	111,949	114,236	117,663

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended
	July 31, 2014	July 31, 2013	July 31, 2012

Net earnings	$363,956	$574,935	$319,309
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation	14,091	(13,065)	(109,815)
Pension liability adjustment	3,931	39,233	(42,613)
Unrealized investment gains/(losses)	757	(1,481)	(5,896)
Unrealized gains/(losses) on derivatives	7,092	(2,572)	270
Total other comprehensive income/(loss), net of income taxes	$25,871	$22,115	$(158,054)
Comprehensive income	$389,827	$597,050	$161,255

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

Years Ended July 31, 2012, July 31, 2013 and July 31, 2014	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Stock Option Loans	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at August 1, 2011	$12,796	$246,665	$1,619,051	$(483,705)	$(133)	$95,147	$1,489,821
Net earnings			319,309				319,309
Foreign currency translation						(109,815)	(109,815)
Pension liability adjustment						(42,613)	(42,613)
Unrealized investment gains/(losses), net of reclassification adjustment						(5,896)	(5,896)
Unrealized gains/(losses) on derivatives						270	270
Dividends declared			(94,832)				(94,832)
Issuance of 1,474 shares for stock plans and tax benefit related to stock plans		(14,380)	(2,602)	52,654			35,672
Restricted stock units related to stock plans		7,340					7,340
Stock based compensation expense		31,864					31,864
Purchase of 2,281 shares				(121,164)			(121,164)
Stock option loans					79		79
Balance at July 31, 2012	12,796	271,489	1,840,926	(552,215)	(54)	(62,907)	1,510,035
Net earnings			574,935				574,935
Foreign currency translation						(13,065)	(13,065)
Pension liability adjustment						39,233	39,233
Unrealized investment gains/(losses), net of reclassification adjustment						(1,481)	(1,481)
Unrealized gains/(losses) on derivatives						(2,572)	(2,572)
Dividends declared			(114,516)				(114,516)
Issuance of 1,571 shares for stock plans and tax benefit related to stock plans		(12,658)	(16,314)	61,986			33,014
Restricted stock units related to stock plans		9,541					9,541
Stock based compensation expense		29,778					29,778
Purchase of 3,971 shares				(250,000)			(250,000)
Stock option loans					54		54
Balance at July 31, 2013	12,796	298,150	2,285,031	(740,229)	—	(40,792)	1,814,956
Net earnings			363,956				363,956
Foreign currency translation						14,091	14,091
Pension liability adjustment						3,931	3,931
Unrealized investment gains/(losses), net of reclassification adjustment						757	757
Unrealized gains/(losses) on derivatives						7,092	7,092
Dividends declared			(123,205)				(123,205)
Issuance of 1,115 shares for stock plans and tax benefit related to stock plans		(10,351)	(12,821)	47,449			24,277
Restricted stock units related to stock plans		7,819					7,819
Stock based compensation expense		31,683					31,683
Purchase of 3,056 shares				(250,000)			(250,000)
Balance at July 31, 2014	$12,796	$327,301	$2,512,961	$(942,780)	$—	$(14,921)	$1,895,357

See accompanying notes to consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	July 31, 2014	July 31, 2013	July 31, 2012
Operating activities:
Net earnings	$363,956	$574,935	$319,309
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of long-lived assets	116,392	106,284	111,105
Non-cash stock compensation	31,683	29,778	31,864
Excess tax benefits from stock based compensation arrangements	(12,890)	(15,812)	(7,757)
Amortization of deferred revenue	(2,154)	(2,154)	(2,154)
Deferred income taxes	6,931	11,314	(9,095)
Provisions for doubtful accounts	1,603	7,173	3,387
(Gain)/loss on sale of assets	3,782	(390,187)	(9,289)
Other	1,470	2,233	1,469
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Inventories	12,040	(17,088)	24,111
Accounts receivable	(26,080)	81,916	(50,753)
Income taxes receivable/payable	28,277	6,981	22,238
Accounts payable and accrued expenses	54	(123,801)	83,742
Other assets	(12,708)	13,993	(21,245)
Other liabilities	(8,444)	98,894	(22,084)
Net cash provided by operating activities	503,912	384,459	474,848
Investing activities:
Capital expenditures	(74,737)	(110,182)	(158,909)
Purchases of retirement benefit assets	(45,045)	(45,718)	(49,552)
Proceeds from sale and maturities of retirement benefit assets	52,695	46,147	50,830
Proceeds from sale of assets	6,099	537,625	26,551
Acquisitions of businesses, net of cash acquired	(318,978)	(21,970)	(167,638)
Other	(13,543)	(6,602)	(11,107)
Net cash provided/(used) by investing activities	(393,509)	399,300	(309,825)
Financing activities:
Notes payable	254,976	(34,973)	(10,017)
Long-term borrowings	—	14	106
Repayments of short-term debt	(3,927)	—	—
Repayments of long-term debt	(718)	(461)	(511)
Additions to deferred financing costs	—	(3,043)	—
Purchase of treasury stock	(250,000)	(250,000)	(121,164)
Dividends paid	(118,758)	(108,054)	(88,955)
Net proceeds from stock plans	12,625	36,240	39,562
Excess tax benefits from stock based compensation arrangements	12,890	15,812	7,757
Net cash used by financing activities	(92,912)	(344,465)	(173,222)
Cash flow for year	17,491	439,294	(8,199)
Cash and cash equivalents at beginning of year	936,886	500,274	557,766
Effect of exchange rate changes on cash and cash equivalents	9,733	(2,682)	(49,293)
Cash and cash equivalents at end of year	$964,110	$936,886	$500,274
Supplemental disclosures:
Interest paid	$23,788	$34,373	$23,988
Income taxes paid (net of refunds)	$57,981	$144,733	$90,806
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
Financial statements of foreign subsidiaries have been translated into United States (“U.S.”) Dollars at exchange rates as follows: (i) balance sheet accounts at year-end rates, except certain equity accounts which are translated at historic rates, and (ii) income statement accounts at weighted average rates. Translation gains and losses are reflected in stockholders’ equity, while transaction gains and losses, which result from the settlement of foreign denominated receivables and payables at rates that differ from rates in effect at the transaction date, are reflected in earnings. Net transaction gains/(losses) inclusive of offsetting gains/(losses) on foreign currency forward contracts in fiscal years 2014, 2013 and 2012 amounted to $(3,027), ($5,076) and $(3,839), respectively, and were recorded in selling, general and administrative expenses.
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
Investments
Investments (which include equity interests of less than 20%) are primarily considered available-for-sale securities and, as such, are carried at fair value. Unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity until realized from sale or when unrealized losses are deemed by management to be other than temporary. Management considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other than temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the security; and (iii) whether the Company’s intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. Investments are included in “Other non-current assets” in the accompanying consolidated balance sheets.
Acquisition Accounting
Acquisitions of businesses are accounted for using the acquisition method of accounting. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill. When the Company acquires net assets that do not constitute a business under U.S. GAAP, no goodwill is recognized.
Goodwill
The Company performs detailed impairment testing for goodwill annually during the Company’s fiscal third quarter, or more frequently if certain events or circumstances indicate impairment might have occurred. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. The Company’s two operating segments, Life Sciences and Industrial, were also determined to be its reporting units. In the first step, the overall fair value for the reporting unit is compared to its book value including goodwill. In the event that the overall fair value of the reporting unit was determined to be less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the overall fair value of the reporting unit and the fair value of the net identifiable assets. If the implied fair value of the goodwill is less than its book value, the difference is recognized as an impairment. In fiscal years 2014 and 2013, the estimated fair values of the Company’s reporting units substantially exceeded the carrying values of these reporting units, and as such, the second step was not performed.
Intangible Assets and Property, Plant & Equipment
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
Stock Plans
The Company currently has four stock-based employee and director compensation award types, which are described more fully in Note 15, Common Stock. The Company records stock-based compensation, measured at the fair value of the award on the grant date, as an expense in the consolidated statements of earnings. Upon the exercise of stock options or the vesting of restricted stock units, the resulting excess tax benefits, if any, are credited to additional paid-in capital. Any resulting tax deficiencies are offset against those cumulative credits to additional paid-in capital. If the cumulative credits to additional paid-in capital are exhausted, tax deficiencies are recorded to the provision for income taxes. Excess tax benefits are reflected as financing cash inflows in the accompanying consolidated statements of cash flows.
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
Income Taxes
Income taxes payable, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
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
For further discussion, refer to Note 11, Income Taxes.
Earnings Per Share
The consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive securities that meet certain criteria, such as stock options, were outstanding since issuance. The treasury stock method is used to determine the dilutive effect of potentially dilutive securities. Employee stock options and restricted stock units of 517, 957 and 685 for fiscal years 2014, 2013 and 2012, respectively, were not included in the computation of diluted shares because their effect would have been antidilutive.
The following is a reconciliation between average basic shares outstanding and average diluted shares outstanding:

	2014	2013	2012
Average basic shares outstanding	110,776	112,803	116,061
Effect of dilutive securities (a)	1,173	1,433	1,602
Average diluted shares outstanding	111,949	114,236	117,663

(a)	Refer to Note 15, Common Stock, for a description of the Company’s stock award types.
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
Adoption of New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which amended Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures in the financial statements. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The adoption of this disclosure-only guidance did not have an impact on our consolidated financial results.
In July 2013, the FASB issued new accounting guidance which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. The adoption of this accounting guidance did not have a material impact on our consolidated financial results.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 2 – RESTRUCTURING AND OTHER CHARGES, NET
The following tables summarize the restructuring and other charges (“ROTC”) recorded in fiscal years 2014, 2013 and 2012:

2014	Restructuring (1)	Other Charges/(Gains) (2)	Total
Severance benefits and other employment contract obligations	$27,803	$(402)	$27,401
Professional fees and other costs, net of receipt of insurance claim payments	4,419	3,402	7,821
(Gain)/loss on sale and impairment of assets, net	4,002	(1,480)	2,522
Environmental matters	—	4,440	4,440
Reversal of excess restructuring reserves	(2,030)	—	(2,030)
	$34,194	$5,960	$40,154

Cash	$30,192	$6,102	$36,294
Non-cash	4,002	(142)	3,860
	$34,194	$5,960	$40,154

2013	Restructuring (1)	Other Charges/(Gains)(2)	Total
Severance benefits and other employment contract obligations	$22,526	$3,316	$25,842
Professional fees and other costs, net of receipt of insurance claim payments	2,840	1,396	4,236
(Gain)/loss on sale and impairment of assets, net	993	1,358	2,351
Environmental matters	—	8,415	8,415
Reversal of excess restructuring reserves	(662)	—	(662)
	$25,697	$14,485	$40,182

Cash	$23,410	$12,102	$35,512
Non-cash	2,287	2,383	4,670
	$25,697	$14,485	$40,182

2012	Restructuring (1)	Other Charges/(Gains) (2)	Total
Severance benefits and other employment contract obligations	$61,852	$11,436	$73,288
Professional fees and other costs, net of receipt of insurance claim payments	3,448	187	3,635
(Gain)/loss on sale and impairment of assets, net	766	(10,754)	(9,988)
Reversal of excess restructuring reserves	(77)	—	(77)
	$65,989	$869	$66,858

Cash	$63,717	$(3,064)	$60,653
Non-cash	2,272	3,933	6,205
	$65,989	$869	$66,858

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
Restructuring charges recorded in fiscal year 2014 primarily reflect the expenses incurred in connection with the Company’s structural cost improvement initiative as discussed above. Restructuring charges in fiscal year 2014 also includes the impairment of assets of $4,002 related to the discontinuance of a specific manufacturing line due to excess capacity as a result of recent acquisitions.
Restructuring charges recorded in fiscal year 2013 primarily reflect the expenses incurred in connection with the Company’s structural cost improvement initiative as discussed above.
Restructuring charges recorded in fiscal year 2012 primarily reflect the expenses incurred in connection with the Company’s structural cost improvement initiative as discussed above. Restructuring charges in fiscal year 2012 also include asset impairment charges related to the above mentioned initiative, partly offset by a gain on the divestiture of a non-strategic asset group.
(2) Other Charges/(Gains):
Severance benefits and other employment contract obligations: In fiscal years 2013 and 2012, the Company recorded charges related to certain employment contract obligations. In fiscal year 2014, the Company recorded an adjustment related to these employment contract obligations.
Professional fees and other: In fiscal year 2014, the Company recorded costs related to the settlement of a legal matter, as well as acquisition-related legal and other professional fees.
In fiscal years 2014 and 2013, the Company recorded costs related to the demolition of a vacant facility.
In fiscal years 2013 and 2012, the Company recorded legal and other professional fees related to the Federal Securities Class Actions, Shareholder Derivative Lawsuits and Other Proceedings which pertain to matters that had been under audit committee inquiry (see Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007). Furthermore, in fiscal years 2013 and 2012, the Company recorded costs and reserve adjustments related to the settlement of the Federal Securities Class Actions and Shareholder Derivative Lawsuits and Other Proceedings. The receipt of insurance claim payments partly offset such costs in fiscal years 2013 and 2012. Refer to Note 14, Contingencies and Commitments, for further discussion of this matter.
Gain on sale and impairment of assets: In fiscal year 2014 , the Company recorded a gain on the sale of a building in Europe. In fiscal year 2013, the Company recorded an impairment related to a software project. In fiscal year 2012, the Company recorded a gain on the sale of assets related to a sale of a building in Europe as well as a gain of $9,196 on the sale of the Company’s investment in Satair A/S.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Environmental matters: In fiscal year 2014, the Company increased its previously established environmental reserve related to a matter in Pinellas Park, Florida. In fiscal year 2013, the Company increased its previously established environmental reserves primarily related to matters at its Ann Arbor, Michigan and Glen Cove, New York sites. Refer to Note 14, Contingencies and Commitments, for further discussion of these matters.
The following table summarizes the activity related to restructuring liabilities that were recorded for the Company’s structural cost improvement initiatives that began in fiscal year 2012.

	Severance	Other	Total
Original charge	$61,852	$3,448	$65,300
Utilized	(27,365)	(2,798)	(30,163)
Translation	(123)	(47)	(170)
Balance at July 31, 2012	$34,364	$603	$34,967
Additions (a)	21,637	2,840	24,477
Utilized	(29,574)	(1,936)	(31,510)
Reversal of excess reserves	(500)	(57)	(557)
Translation	313	23	336
Balance at July 31, 2013	$26,240	$1,473	$27,713
Additions	27,803	4,419	32,222
Utilized	(26,178)	(4,596)	(30,774)
Reversal of excess reserves	(1,923)	(107)	(2,030)
Translation	230	39	269
Balance at July 31, 2014	$26,172	$1,228	$27,400

(a)	Excludes pension plan settlement charge of $889.

NOTE 3 – ACCOUNTS RECEIVABLE
Accounts receivable are summarized as follows:

	2014	2013
Billed	$556,928	$508,448
Unbilled	72,681	72,787
Total	629,609	581,235
Less: allowance for doubtful accounts	(13,896)	(14,900)
	$615,713	$566,335
Unbilled receivables principally relate to revenues accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 4 – INVENTORY
The major classes of inventory, net, are as follows:

	2014	2013
Raw materials and components	$117,581	$94,837
Work-in-process	112,824	94,998
Finished goods	174,473	191,212
	$404,878	$381,047
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	2014	2013
Land	$46,289	$47,234
Buildings and improvements	545,444	519,166
Machinery and equipment	844,259	761,341
Information technology hardware & software	230,051	221,504
Furniture and fixtures	110,940	101,029
	1,776,983	1,650,274
Less: Accumulated depreciation and amortization	(971,656)	(875,326)
	$805,327	$774,948
Depreciation expense from continuing operations for property, plant and equipment for fiscal years 2014, 2013 and 2012 was $95,152, $86,428 and $82,852, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The Company completed its annual goodwill impairment test for all reporting units in the third quarter of fiscal year 2014 and determined that no impairment existed. In addition, the Company had no impairment of goodwill in the prior year. In connection with the annual goodwill impairment test, the Company estimates the fair value of its reporting units using a market approach employing Level 3 inputs as defined in the fair value hierarchy described in Note 9, Fair Value Measurements.
The following table presents changes in the carrying value of goodwill, allocated by reportable segment.

	Life Sciences	Industrial	Total
Balance as of July 31, 2012	$178,359	$160,582	$338,941
Foreign currency translation	2,537	1,014	3,551
Balance as of July 31, 2013	180,896	161,596	342,492
Acquisitions	91,121	59,628	150,749
Foreign currency translation	(2,259)	480	(1,779)
Balance as of July 31, 2014	$269,758	$221,704	$491,462
In connection with the acquisitions during fiscal year 2014, see Note 20, Acquisitions, the Company recorded the fair value of the intangible assets acquired, which were valued using the income approach. The valuation employed level 3 inputs, as defined in the fair value hierarchy.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Intangible assets consist of the following:

	2014
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$165,727	$66,126	$99,601
Customer-related intangibles	165,759	33,845	131,914
Trademarks	16,971	7,130	9,841
Other	3,647	2,580	1,067
	$352,104	$109,681	$242,423

	2013
	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$123,707	$69,992	$53,715
Customer-related intangibles	97,016	22,425	74,591
Trademarks	13,291	6,166	7,125
Other	4,425	2,613	1,812
	$238,439	$101,196	$137,243
Amortization expense from continuing operations for intangible assets for fiscal years 2014, 2013 and 2012 was $21,240, $19,856 and $20,535, respectively. Amortization expense is estimated to be approximately $23,802 in fiscal year 2015, $22,445 in fiscal year 2016, $22,157 in fiscal year 2017, $22,015 in fiscal year 2018 and $19,713 in fiscal year 2019.

NOTE 7 – OTHER CURRENT AND NON-CURRENT ASSETS
Other current assets consist of the following:

	2014	2013
Deferred income taxes (a)	$39,001	$37,653
Income taxes receivable (a)	4,894	5,141
Prepaid income taxes (a)	35,194	33,761
Prepaid expenses	36,903	39,047
Other receivables	36,530	50,159
	$152,522	$165,761

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Other non-current assets consist of the following:

	2014	2013
Deferred income taxes (a)	$16,569	$16,998
Retirement benefit assets (b)	87,720	91,031
Prepaid income taxes (a)	16,041	8,187
Income taxes receivable (a)	26,227	35,194
Other	29,521	16,717
	$176,078	$168,127

(a)	See Note 11, Income Taxes, for further discussion.

(b)
Retirement benefit assets are held to satisfy obligations related to certain retirement benefit plans, which provide benefits to eligible employees in Germany and the U.S. These include guaranteed investment contracts of $18,102 and $18,111 as of July 31, 2014 and July 31, 2013, respectively. The guaranteed investment contracts were established to pay for supplementary retirement benefits related to plans in Germany. The July 31, 2014 and July 31, 2013 consolidated balance sheets reflect related liabilities in the amounts of $67,878 and $65,428, respectively. Also included within retirement benefit assets are benefits protection trusts, with assets aggregating $68,844 and $71,990 as of July 31, 2014 and July 31, 2013, respectively. The trust was established for the primary purpose of satisfying certain supplemental post-employment benefit obligations in the U.S. for eligible executives in the event of a change of control of the Company. In addition to holding cash equivalents primarily to satisfy cash requirements relating to benefit payments, the trust primarily invests in U.S. and Municipal government obligations, and debt obligations of corporations and financial institutions with high credit ratings. Contractual maturity dates of debt securities held by the trust range from 2014 to 2046. Such debt and equity securities are classified as available-for-sale and trading and aggregated $66,051 and $70,901 as of July 31, 2014 and July 31, 2013, respectively. The July 31, 2014 and July 31, 2013 consolidated balance sheets reflect retirement benefit assets held in the trust of $68,844 and $70,669 that relate to retirement benefit liabilities of $113,393 and $112,508, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following is a summary of the Company’s available-for-sale investments by category:

	Cost/ Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains
2014
Equity securities	$4,160	$4,748	$588	$—	$588
Debt securities:
Corporate	28,987	30,243	1,259	(3)	1,256
U.S. Treasury	9,478	9,724	246	—	246
Federal Agency	12,778	13,719	941	—	941
Mortgage-backed	11,219	11,405	190	(4)	186
	$66,622	$69,839	$3,224	$(7)	$3,217

2013
Equity securities	$176	$176	$—	$—	$—
Debt securities:
Corporate	31,546	32,393	1,274	(427)	847
U.S. Treasury	11,339	11,543	294	(90)	204
Federal Agency	19,810	20,642	1,131	(299)	832
Mortgage-backed	5,752	5,990	238	—	238
	$68,623	$70,744	$2,937	$(816)	$2,121

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
2014
Debt securities:
Corporate	$3,384	$(3)	$—	$—	$3,384	$(3)
Mortgage-backed	1,919	(4)	—	—	1,919	(4)
	$5,303	$(7)	$—	$—	$5,303	$(7)

	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
2013
Debt securities:
Corporate	$10,990	$(427)	$—	$—	$10,990	$(427)
U.S. Treasury	3,778	(90)	—	—	3,778	(90)
Federal Agency	3,701	(299)	—	—	3,701	(299)
	$18,469	$(816)	$—	$—	$18,469	$(816)
The following table shows the proceeds and gross gains and losses from the sale of available-for-sale investments for the years ended July 31, 2014, July 31, 2013 and July 31, 2012:

	2014	2013	2012
Proceeds from sales	$22,285	$15,018	$35,973
Realized gross gains on sales	245	427	9,828
Realized gross losses on sales	179	5	55
The following is a summary of the Company’s trading securities by category as well as the net gains and losses recognized during the period for the the years ended July 31, 2014 and July 31, 2013. There were no trading securities in the fiscal year ended July 31, 2012.

	2014	2013
Equity securities	$819	$190
Total trading securities	$819	$190

Gains/(losses), net recognized for securities held	$22	$3
Gains/(losses), net recognized for securities sold	7	—
Total gains/(losses), net recognized	$29	$3

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 8 – NOTES PAYABLE AND LONG-TERM DEBT
The Company has a commercial paper program under which the Company may issue up to $1,200,000 of unsecured short–term notes. The Company’s board of directors has authorized debt financings through the issuance of commercial paper plus borrowings under the Company’s senior revolving credit facility of up to a maximum aggregate amount outstanding at any time of $1,200,000. This was increased to $1,500,000 in connection with the 2015 Facility discussed below.
 As of July 31, 2014, the Company had $425,000 of outstanding commercial paper, all of which is recorded as current liabilities under notes payable in the Company’s consolidated balance sheet. Commercial paper issuances during the year carried interest rates ranging between 0.27% and 0.38% and original maturities between 4 and 90 days.
Long-term debt consists of:

	2014	2013
Senior revolving credit facility, due in fiscal year 2018 (a)	$—	$—
5% Senior Notes, due in fiscal year 2020, net of discount (b)	373,830	373,629
Japanese Yen (“JPY”) denominated loan, due in fiscal year 2015	87,570	91,800
Other	2,381	2,310
Total long-term debt	463,781	467,739
Current portion	(87,955)	(420)
Long-term debt, net of current portion	$375,826	$467,319

(a)
On April 11, 2013, the Company entered into a five-year $1,200,000 unsecured senior revolving credit facility (the “2013 Facility”) with a syndicate of banks, which was to mature on April 11, 2018. In connection with the 2013 Facility, the Company incurred deferred financing costs of $3,043, which were being amortized to interest expense over the term of the 2013 Facility. There were no amounts outstanding against the 2013 Facility as of July 31, 2014 or July 31, 2013. Letters of credit outstanding against the 2013 Facility as of July 31, 2014 were approximately $6,146.

Borrowings under the 2013 Facility bear interest at either a variable rate based upon the London InterBank Offered Rate (U.S. Dollar, British Pound, Euro, Swiss Franc and Japanese Yen borrowings) or the European Union Banking Federation Rate (Euro borrowings) or at the prime rate of the Facility Agent (U.S. Dollar borrowing only). The 2013 Facility does not permit the Company to exceed a maximum consolidated leverage ratio (Consolidated Funded Debt to Earnings Before Net Interest, Taxes, Depreciation, Amortization and the Non-Cash Portion of Non-Recurring Charges and Income (“EBITDA”)) of 3.50 to 1.00, based upon the trailing four quarters’ results.
In addition, the 2013 Facility includes other covenants that under certain circumstances may restrict the Company’s ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of July 31, 2014, the Company was in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
Subsequent to the end of fiscal year 2014, the Company amended and extended the 2013 Facility into a five-year $1,500,000 unsecured senior revolving credit facility with a syndicate of banks, which matures on August 11, 2019 (the “2015 Facility”). In connection with the 2015 Facility, the Company incurred deferred financing costs of $1,535 which, in addition to the unamortized costs from the 2013 Facility, will be amortized to interest expense over the term of the 2015 Facility. The covenants for the 2015 Facility are the same as in the 2013 Facility.

(b)
On June 18, 2010, the Company issued $375,000 of publicly traded 5.00% Senior Notes, due 2020 (the “Notes”). The Company’s senior notes (“ Prior Notes”), originally due August 1, 2012, were fully redeemed in July 2010 after the satisfaction of a 30-day notice period. In connection with this redemption, the Company recorded a loss on extinguishment of debt totaling $31,374, primarily comprised of a redemption premium and the recognition of previously deferred financing costs related to the Prior Notes. In connection with the Notes, the Company incurred deferred financing costs of $3,455, which are being amortized to interest expense over the term of the Notes. The Notes are unsecured and unsubordinated obligations of the Company and rank pari passu to its other outstanding unsecured and unsubordinated indebtedness.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The aggregate annual maturities of long-term debt during fiscal years 2015 through 2019 are approximately as follows:

2015	$87,955
2016	834
2017	444
2018	425
2019	293
Interest expense, net, for fiscal years 2014, 2013 and 2012 is comprised of:

	2014	2013	2012
Interest expense(i)	$26,544	$24,074	$28,704
Interest income	9,012	8,453	8,527
Interest expense, net	$17,532	$15,621	$20,177

(i)
For fiscal years 2014, 2013 and 2012, interest expense was (reduced)/increased by $(781), $(2,794) and $1,653, respectively, related to Income taxes payable. See Note 11, Income Taxes for further discussion.

The weighted average interest rates on notes payable at the end of fiscal years 2014 and 2013 were 0.30% and 0.35%, respectively. The weighted-average borrowing rate was 2.49% and 3.38% as of July 31, 2014 and July 31, 2013, respectively.
As of July 31, 2014, the Company had available unsecured credit facilities, totaling approximately $234,035, with $751 in compensating balances. These credit facilities provide the Company’s foreign subsidiaries with short-term liquidity and overdraft protection, and support various programs (such as guarantee, performance bond and warranty) mandated by customers. At July 31, 2014, there were no borrowings under these facilities; however, there was $76,911 of guarantees, performance bonds and warranties issued against these facilities.

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2014:

		Fair Value Measurements
	As of July 31, 2014	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$4,860	$4,860	$—	$—
Available-for-sale securities:
Equity securities	4,748	4,748	—	—
Debt securities:
Corporate	30,243	—	30,243	—
U.S. Treasury	9,724	—	9,724	—
Federal Agency	13,719	—	13,719	—
Mortgage-backed	11,405	—	11,405	—
Trading securities	819	819	—	—
Derivative financial instruments:
Foreign exchange forward contracts	5,931	—	5,931	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	1,726	—	1,726	—
The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2013:

		Fair Value Measurements
	As of July 31, 2013	Level 1	Level 2	Level 3
Financial assets carried at fair value
Money market funds	$6,404	$6,404	$—	$—
Available-for-sale securities:
Equity securities	176	176	—	—
Debt securities:
Corporate	32,393	—	32,393	—
U.S. Treasury	11,543	—	11,543	—
Federal Agency	20,642	—	20,642	—
Mortgage-backed	5,990	—	5,990	—
Trading securities	190	190	—	—
Derivative financial instruments:
Foreign exchange forward contracts	301	—	301	—
Financial liabilities carried at fair value
Derivative financial instruments:
Foreign exchange forward contracts	3,066	—	3,066	—
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

NOTE 10 – FINANCIAL INSTRUMENTS AND RISKS & UNCERTAINTIES
The Company manages certain financial exposures through a risk management program that includes the use of foreign exchange derivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard & Poors and “A2” by Moody’s Investor Services, in accordance with the Company’s policies. The Company does not utilize derivative instruments for trading or speculative purposes. As of July 31, 2014, the Company had foreign currency forward contracts outstanding with notional amounts aggregating $572,542, whose fair values were a net asset of $4,205.
Foreign Exchange

a.	Derivatives Not Designated as Hedging Instruments
The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts not designated as hedging instruments entered into during the twelve months ended July 31, 2014 and July 31, 2013 was $2,525,674 and $2,414,999, respectively. The notional amount of foreign currency forward contracts outstanding not designated as hedging instruments as of July 31, 2014 was $473,305.

b.	Cash Flow Hedges
The Company uses foreign exchange forward contracts for cash flow hedging on its future transactional exposure to the Euro due to changes in market rates to exchange Euros for British Pounds. The hedges cover a British subsidiary (British Pound functional) with Euro revenues and a Swiss subsidiary (Euro functional) with British Pound expenses. The probability of the occurrence of these transactions is high and our assessment is based on observable facts including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to lock a portion of the British Pound equivalent amount of Euro sales for the British subsidiary and a portion of the Euro equivalent amount of British Pound expenses for the Swiss subsidiary at the agreed upon exchange rates in the foreign exchange forward contracts. The notional amount of foreign currency forward contracts outstanding designated as hedging instruments as of July 31, 2014 was $99,237 and cover certain monthly transactional exposures through August 2015. The notional amount of foreign currency forward contracts outstanding designated as hedging instruments as of July 31, 2013 was $98,321 and covered certain monthly transactional exposures through July 2014.

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
Interest Rates
At July 31, 2014 and July 31, 2013, there were no interest rate related derivatives.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
July 31, 2014	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$4,755	Other current liabilities	$3

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,176	Other current liabilities	$1,723
Total derivatives		$5,931		$1,726

Nonderivative instruments designated as hedging instruments
Net investment hedge			Current portion of long-term debt	$87,570

	Asset Derivatives		Liability Derivatives
July 31, 2013	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$—	Other current liabilities	$1,941

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$301	Other current liabilities	$1,125
Total derivatives		$301		$3,066

Nonderivative instruments designated as hedging instruments
Net investment hedge			Long-term debt, net of current portion	$91,800
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the years ended July 31, 2014 and July 31, 2013 are presented as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	July 31, 2014	July 31, 2013	(Effective Portion)	July 31, 2014	July 31, 2013
Derivatives in cash flow hedging relationships
Foreign exchange forward contracts	$8,990	$(2,572)	Sales	$1,176	$(1,444)
			Cost of sales	$124	$(1,811)
	$8,990	$(2,572)		$1,300	$(3,255)

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the twelve months ended July 31, 2014 and July 31, 2013.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the years ended July 31, 2014 and July 31, 2013 are presented as follows:

	Location of Loss Recognized in Earnings on Derivatives	Amount of Gain/(Loss) Recognized in Earnings on Derivatives
		July 31, 2014	July 31, 2013
Derivatives not designated as hedging relationships
Foreign exchange forward contracts	Selling, general and administrative expenses	$(2,839)	$(15,897)
The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the years ended July 31, 2014 and July 31, 2013 are presented as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	July 31, 2014	July 31, 2013		July 31, 2014	July 31, 2013
Nonderivatives designated as hedging relationships
Net investment hedge	$2,707	$14,930	N/A	$—	$—

(b)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the years ended July 31, 2014 and July 31, 2013.

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
The Company’s products are sold to a diverse group of customers throughout the world. The Company is subject to certain risks and uncertainties as a result of changes in general economic conditions, sources of supply, competition, foreign exchange rates, tax regulatory changes, litigation and other regulatory developments. Management believes the diversity and breadth of the Company’s products, markets served and geographic operations mitigate the risk that adverse changes in any one area would materially affect the Company’s financial position. Additionally, as a result of the diversity of its customer base, the Company does not consider itself exposed to concentration of credit risks. These customer risks are further minimized by placing credit limits, ongoing monitoring of customers’ account balances and assessment of customers’ financial strength.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 11 – INCOME TAXES
The components of earnings from continuing operations before income taxes are as follows:

	2014	2013	2012
Domestic operations	$89,598	$36,127	$63,018
Foreign operations	361,817	375,499	303,892
	$451,415	$411,626	$366,910

The provisions for income taxes consist of the following items:
Current:
Federal, state and local	$27,370	$1,677	$32,016
Foreign	53,158	68,673	63,042
	80,528	70,350	95,058
Deferred:
Federal, state and local	14,749	671	(7,187)
Foreign	(7,818)	10,643	(1,908)
	6,931	11,314	(9,095)
	$87,459	$81,664	$85,963
A reconciliation of the provisions for income taxes follows:

	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign income and withholding taxes, net of U.S. foreign tax credits	(10.0)	(12.3)	(10.9)
Net unrecognized tax benefit adjustments	(6.1)	(2.6)	(0.8)
Tax credits	(0.4)	(0.9)	(0.4)
Other, net	0.9	0.6	0.5
Effective tax rate	19.4%	19.8%	23.4%
The rate impact for foreign income and withholding taxes, net of U.S. foreign tax credits, reflects the jurisdictional location of earnings, costs of certain repatriation decisions, and uncertain tax positions. The Company operates subsidiaries in Puerto Rico, Switzerland and Singapore which benefit from tax incentives. The Puerto Rico tax incentive grant provides the Company’s manufacturing operations with a partial exemption from local taxes through the end of fiscal year 2027. The Switzerland tax incentive grants provide that the Company’s profits will be partially exempt from local taxes. These grants expire between fiscal year 2018 and 2020. The Singapore tax incentive grant provides that the Company’s profits will be partially exempt from local taxes through the end of fiscal year 2019, with an opportunity to extend ten more years. These tax incentives as compared with the local statutory rates resulted in a reduction of tax expense from continuing operations amounting to $21,114 in 2014, $18,935 in 2013 and $14,942 in 2012.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The rate impact for net unrecognized tax benefit adjustments represents changes in the Company’s net liability for unrecognized tax benefits related to tax positions taken in prior-years, including changes in estimates, tax settlements, and lapses of applicable statutes of limitation. In the fourth quarter of fiscal year 2014, the Company reached a final settlement with Germany tax authorities resolving the outstanding tax positions for fiscal years ended July 2005 through 2008. As a result, the Company reversed $6,437 of previously recorded liabilities related to tax and penalties, as well as $3,042 related to interest ($2,580 net of income tax cost) that were accrued but not assessed as part of the settlement. In the third quarter of fiscal year 2014, the Company reached a final settlement with Her Majesty’s Revenue and Customs (“HMRC”) in the United Kingdom resolving the outstanding tax positions for fiscal years ended July 2010 and July 2011. As a result, the Company reversed $10,961 of previously recorded liabilities related to tax and penalties, as well as $1,478 related to interest ($1,138 net of income tax cost) that were accrued but not assessed as part of the settlement. In the first quarter of fiscal year 2013, the Company reached a final agreement with the Internal Revenue Service (“IRS”) resolving the outstanding tax positions for fiscal years ended 2006 through 2008. As a result, the Company reversed $10,193 of previously recorded liabilities related to tax and penalties, as well as $6,704 related to interest ($4,268 net of income tax cost) that were accrued but not assessed as part of the IRS agreement. In the fourth quarter of fiscal year 2012, the Company reached a formal agreement with the IRS resolving certain tax positions that were part of the income tax examination for fiscal years ended 2006 through 2008. As a result, the Company reversed $439 of previously recorded liabilities related to tax and penalties, as well as $4,003 related to interest ($2,549 net of income tax cost) that were accrued but not assessed as part of the IRS agreement. All income tax matters there were part of the IRS audits for fiscal years 1999 through 2008, including the matter previously disclosed for those years in Note 2, Audit Committee Inquiry and Restatement, to the consolidated financial statements included in the 2007 Form 10-K have been settled with the IRS. In closing the audits, the IRS did not assess any penalties.
As of July 31, 2014, the Company has not provided deferred taxes on approximately $1,640,000 of undistributed foreign subsidiaries’ earnings because it intends to invest substantially all such earnings in its foreign operations indefinitely. The additional U.S. and non-U.S. income and withholding taxes that would arise on the reversal of the temporary differences could be offset, in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on the annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income taxes and withholding taxes that might be payable on the remaining pool of undistributed earnings if a reversal of temporary differences occurred.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The components of the net deferred tax asset at July 31, are as follows:

	2014	2013
Deferred tax asset:
Tax loss and tax credit carry-forwards	$53,513	$43,076
Inventories	10,206	8,658
Compensation and benefits	40,393	39,231
Environmental	7,451	6,745
Accrued expenses	16,393	19,425
Amortization	2,657	2,364
Net pensions	58,431	63,144
Other	4,614	21,487
Gross deferred tax asset	193,658	204,130
Valuation allowance	(38,911)	(25,528)
Total deferred tax asset	154,747	178,602
Deferred tax liability:
Amortization	(45,475)	(36,145)
Plant and equipment	(44,843)	(35,321)
Revenue recognition	(3,098)	(6,948)
Undistributed foreign earnings	(75,955)	(78,360)
Other	(436)	(419)
Total deferred tax liability	(169,807)	(157,193)
Net deferred tax (liability)/asset	$(15,060)	$21,409
Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the consolidated balance sheets at July 31:

	2014	2013
Other current assets	$39,001	$37,653
Other non-current assets	16,569	16,998
Accrued liabilities	(3,327)	(1,718)
Deferred income taxes	(67,303)	(31,524)
Total	$(15,060)	$21,409
As of July 31, 2014, the Company had available tax net operating loss and credit carry forwards subject to expiration as follows:

Year of Expiration	Operating Losses	Tax Credits
2015	$543	$17
2016-2024	1,739	2,287
2025-2034	2,239	1,565
Subtotal	4,521	3,869
Indefinite	104,251	12,478
Total	$108,772	$16,347

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

In addition, the Company has various state net operating loss carryforwards that expire in varying amounts through fiscal year 2034.
In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, management assesses the generation of sufficient taxable income from all sources, including the scheduled reversal of taxable temporary differences, tax-planning strategies and projected future operating income. To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. Based on these considerations, management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the July 31, 2014 valuation allowance.
The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits at July 31:

	2014	2013	2012
Beginning balance	$203,376	$194,829	$188,380
Increases for tax positions taken during the current year	31,345	40,446	40,413
Increases to tax positions taken in prior years	12,363	385	7,940
Decreases to tax positions taken in prior years	(6,757)	(23,522)	(16,965)
Settlements with tax authorities	(36,138)	(6,233)	(15,455)
Expiration of statutes of limitation	(5,188)	(1,310)	(4,885)
Translation and other	3,563	(1,219)	(4,599)
Ending balance	$202,564	$203,376	$194,829
Included in the balance of unrecognized tax benefits as of July 31, 2014, July 31, 2013, and July 31, 2012 are $160,346, $152,041, and $137,413, respectively, of tax benefits that, if recognized, would impact the effective tax rate.
The Company files income tax returns in the U.S. and multiple foreign jurisdictions with varying statutes of limitation. In the normal course of business, the Company and its subsidiaries are subject to examination by various taxing authorities. As of July 31, 2014, the Company is subject to U.S. federal and state local income tax examinations for the fiscal tax years ended in 2009 through 2013, and to non-U.S. income tax examinations for the fiscal tax years ended in 2005 through 2012.
Expenses for interest and penalties were offset by reversals resulting in net earnings in fiscal years 2014, 2013 and 2012 of $4,128, $2,208 and $292, respectively. The liability related to interest and penalties recorded at July 31, 2014 and July 31, 2013 was $14,556 and $18,622, respectively.
Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $45,117.

NOTE 12 – ACCRUED AND OTHER NON-CURRENT LIABILITIES
Accrued liabilities consist of the following:

	2014	2013
Payroll and related taxes	$153,157	$133,395
Customer advances	41,773	47,457
Restructuring reserve	27,400	27,713
Benefits	21,756	16,091
Interest payable	4,806	8,024
Other	79,505	80,149
	$328,397	$312,829

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Other non-current liabilities consist of the following:

	2014	2013
Retirement benefits (a)	$206,119	$231,200
Interest payable – non-current (b)	7,895	6,524
Deferred revenue (c)	897	3,051
Environmental remediation (d)	16,102	15,340
Other	34,884	32,011
	$265,897	$288,126

(a)	For discussion regarding retirement benefits refer to Note 13, Pension and Profit Sharing Plans and Arrangements.

(b)	See Note 11, Income Taxes, for further discussion.

(c)
On December 16, 2005, the Company sold the rights to its Americas commercial aerospace aftermarket distribution channel for the Company’s products for a ten-year period to Satair. The proceeds received for the distribution rights were recorded as deferred revenue and are being amortized as an increase to sales over the life of the distribution agreement.

(d)	For further discussion regarding environmental remediation liabilities refer to Note 14, Contingencies and Commitments.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 13 – PENSION AND PROFIT SHARING PLANS AND ARRANGEMENTS
Defined Benefit Plans
The Company provides substantially all domestic and foreign employees with retirement benefits. Funding policy for domestic plans, which is primarily comprised of a cash balance pension plan, is in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”). For foreign plans, funding is determined primarily by local tax laws and other regulations. Pension costs charged to operations totaled $31,288, $34,633 and $35,188 in fiscal years 2014, 2013 and 2012, respectively (these amounts included $1,737 and $735, of pension cost that have been recorded in discontinued operations in fiscal years 2013 and 2012, respectively).
Pension Plan Results for Defined Benefit Plans
The following table reflects the change in benefit obligations, change in plan assets and funded status for these plans:

	U.S. Plans		Foreign Plans		Total
	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation - beginning of year	$285,360	$319,579	$395,648	$392,301	$681,008	$711,880
Curtailments and settlements	—	(15,477)	(168)	(7,243)	(168)	(22,720)
Service cost	8,679	10,590	4,005	4,504	12,684	15,094
Interest cost	12,110	10,469	17,377	15,847	29,487	26,316
Plan amendments	73	471	—	—	73	471
Actuarial (gain) loss	2,843	(32,170)	5,483	20,763	8,326	(11,407)
Total benefits paid	(20,300)	(8,102)	(17,467)	(23,281)	(37,767)	(31,383)
Effect of exchange rates	—	—	29,334	(7,243)	29,334	(7,243)
Benefit obligation – end of year	288,765	285,360	434,212	395,648	722,977	681,008

Change in plan assets (a):
Fair value of plan assets – beginning of year	146,718	142,398	296,524	283,434	443,242	425,832
Curtailments and settlements	—	(14,271)	(168)	(353)	(168)	(14,624)
Actual return on plan assets	19,685	17,854	14,796	30,118	34,481	47,972
Company contributions	17,160	8,839	30,398	18,946	47,558	27,785
Benefits paid from plan assets	(20,300)	(8,102)	(17,467)	(23,281)	(37,767)	(31,383)
Effect of exchange rates	—	—	27,278	(12,340)	27,278	(12,340)
Fair value of plan assets - end of year	163,263	146,718	351,361	296,524	514,624	443,242
Funded status (a)	$(125,502)	$(138,642)	$(82,851)	$(99,124)	$(208,353)	$(237,766)

Accumulated benefit obligation	$271,840	$268,138	$426,212	$387,681	$698,052	$655,819
Plans with accumulated benefit obligations in excess of plan assets consist of the following:
Accumulated benefit obligation	$149,702	$268,138	$102,037	$359,011	$251,739	$627,149
Projected benefit obligation	154,799	285,360	108,397	365,145	263,196	650,505
Plan assets at fair value	40,542	146,718	20,002	265,366	60,544	412,084

(a)
The Company has certain supplemental defined benefit plans, which provide benefits to eligible executives in the U.S. and employees abroad for which the above tables do not include certain Company assets relating to these plans of $67,878 and $70,335 for the U.S. plans and $18,102 and $18,111 for the foreign plans as of July 31, 2014 and July 31, 2013, respectively. Liabilities, included in the tables above, related to these plans were $111,886 and $111,590 for the U.S. plans and $72,332 and $65,428 for the foreign plans as of July 31, 2014 and July 31, 2013, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

	U.S. Plans		Foreign Plans		Total
	2014	2013	2014	2013	2014	2013
Amounts recognized in the balance sheet consist of:
Non-current assets	$—	$—	$5,545	$655	$5,545	$655
Current liabilities	(6,798)	(6,308)	(981)	(913)	(7,779)	(7,221)
Non-current liabilities	(118,704)	(132,334)	(87,415)	(98,866)	(206,119)	(231,200)
Net amount recognized	$(125,502)	$(138,642)	$(82,851)	$(99,124)	$(208,353)	$(237,766)
Net periodic benefit cost for the Company’s defined benefit pension plans includes the following components:

	U.S. Plans			Foreign Plans			Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$8,679	$10,590	$8,924	$4,005	$4,504	$4,726	$12,684	$15,094	$13,650
Interest cost	12,110	10,469	12,722	17,377	15,847	18,100	29,487	26,316	30,822
Expected return on plan assets	(9,298)	(9,533)	(9,212)	(14,260)	(16,100)	(15,582)	(23,558)	(25,633)	(24,794)
Amortization of prior service cost/(credit)	1,580	1,571	1,779	(37)	(56)	(93)	1,543	1,515	1,686
Amortization of actuarial loss	5,377	9,644	7,998	5,723	5,523	5,237	11,100	15,167	13,235
(Gain)/loss due to curtailments and settlements	—	2,690	—	32	(516)	589	32	2,174	589
Net periodic benefit cost	$18,448	$25,431	$22,211	$12,840	$9,202	$12,977	$31,288	$34,633	$35,188
Other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ending July 31, 2014 are as follows:

	U.S. Plans	Foreign Plans	Total
Net actuarial (gain)/loss	$(7,544)	$4,947	$(2,597)
Recognized actuarial loss	(5,377)	(5,723)	(11,100)
Prior service cost	73	—	73
Recognized prior service (cost)/credit	(1,580)	37	(1,543)
Effect of exchange rates and other items on amounts included in accumulated other comprehensive income	(87)	8,845	8,758
Total recognized in other comprehensive (income)/loss, before tax effects	$(14,515)	$8,106	$(6,409)
Total recognized in other comprehensive (income)/loss, net of tax effects	$(9,290)	$5,359	$(3,931)
Total recognized in net periodic benefit cost and other comprehensive (income)/loss, before tax effects	$3,933	$20,946	$24,879
Total recognized in net periodic benefit cost and other comprehensive (income)/loss, net of tax effects	$2,517	$14,733	$17,250

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Amounts recognized in accumulated other comprehensive income (before tax effects) as of July 31, 2014 are as follows:

	U.S. Plans	Foreign Plans	Total
Prior service cost	$6,045	$480	$6,525
Net actuarial loss	56,419	116,150	172,569
Total amounts recognized in accumulated other comprehensive income	$62,464	$116,630	$179,094
Amounts recognized in accumulated other comprehensive income (before tax effects) as of July 31, 2013 are as follows:

	U.S. Plans	Foreign Plans	Total
Prior service cost	$7,552	$393	$7,945
Net actuarial loss	69,427	108,131	177,558
Total amounts recognized in accumulated other comprehensive income	$76,979	$108,524	$185,503
Amounts in accumulated other comprehensive income expected to be amortized as components of net periodic benefit cost during fiscal year 2015 are as follows:

	U.S. Plans	Foreign Plans	Total
Prior service cost	$1,458	$3	$1,461
Net actuarial loss	$4,075	$5,676	$9,751
Plan Assumptions
The following table provides the weighted-average assumptions used to determine benefit obligations and net periodic benefit cost:

	U.S. Plans			Foreign Plans
	2014	2013	2012	2014	2013	2012
Assumptions used to determine benefit obligations
Discount rate	4.20%	4.40%	3.40%	3.85%	4.18%	4.10%
Rate of compensation increase	3.43%	3.43%	3.45%	3.06%	3.15%	3.18%
Assumptions used to determine net periodic benefit cost
Discount rate	4.40%	3.40%	5.00%	4.18%	4.10%	4.90%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.00%	4.57%	5.69%	5.88%
Rate of compensation increase	3.43%	3.45%	4.61%	3.15%	3.18%	3.18%
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Plan Assets and Investment Policies
The Company’s investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while preserving plan assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term return and risk. Plan assets are diversified across several investment managers and are generally invested in liquid funds that track broad market equity and bond indices. The target allocations for the plan assets (based on a weighted average) are 32% equity securities, 31% corporate and government securities, 37% to all other types of investments. Equity securities include investments in domestic and international companies. Fixed income securities include corporate bonds of companies from diversified industries and U.S. and foreign government treasury securities. Other types of investments include investments in a limited partnership, insurance contracts, commingled funds (which primarily represent investments in common collective trusts and fund of funds) and a longevity derivative which follow several different strategies. Plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, commissioning periodic asset-liability studies, setting long-term strategic targets and monitoring asset allocations.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following tables present, for each of the fair value hierarchy levels (as defined in Note 9, Fair Value Measurements) the Company’s U.S. and Foreign defined benefit net pension plan assets as of July 31, 2014 and July 31, 2013:

	Fair Value Measurements
	As of July 31, 2014	Level 1	Level 2	Level 3
U.S. Plans
Assets
Investments
Equity securities	$97,035	$97,035	$—	$—
Debt securities:
Federal agency	2,020	—	2,020	—
Mortgage/ asset-backed	15,463	—	15,463	—
Corporate	18,212	—	18,212	—
U.S. Treasury	5,205	—	5,205	—
Other investments:
Limited partnership	8,764	—	—	8,764
Commingled funds	17,881	—	17,881	—
Total investments	164,580	97,035	58,781	8,764
Other receivables	—	—	—	—
Total assets	164,580	97,035	58,781	8,764
Liabilities
Payables	1,317	1,317	—	—
Total liabilities	1,317	1,317	—	—
Net U.S. pension assets	$163,263	$95,718	$58,781	$8,764
Foreign Plans
Cash equivalents	$19,742	$19,742	$—	$—
Equity securities	70,801	70,801	—	—
Debt securities:
Corporate	122,991	—	122,991	—
Government bonds	15,333	—	15,333	—
Other investments:
Commingled funds	97,250	—	96,175	1,075
Insurance contracts	14,057	—	—	14,057
Real estate funds	14,467	—	—	14,467
Total foreign pension assets	354,641	90,543	234,499	29,599
Liabilities
Longevity derivative	3,280	$—	$—	$3,280
Total liabilities	3,280	—	—	3,280
Net foreign pension assets	$351,361	$90,543	$234,499	$26,319
Total pension assets	$514,624	$186,261	$293,280	$35,083

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

	Fair Value Measurements
	As of July 31, 2013	Level 1	Level 2	Level 3
U.S. Plans
Assets
Investments
Equity securities	$88,566	$88,566	$—	$—
Debt securities:
Federal agency	4,801	—	4,801	—
Mortgage/ asset-backed	14,098	—	14,098	—
Corporate	16,895	—	16,895	—
U.S. Treasury	2,714	—	2,714	—
Other investments:
Limited partnership	8,794	—	—	8,794
Commingled funds	13,496	—	13,496	—
Total investments	149,364	88,566	52,004	8,794
Other receivables	942	942	—	—
Total assets	150,306	89,508	52,004	8,794
Liabilities
Payables	3,588	3,588	—	—
Total liabilities	3,588	3,588	—	—
Net U.S. pension assets	$146,718	$85,920	$52,004	$8,794
Foreign Plans
Cash equivalents	$25,442	$25,442	$—	$—
Equity securities	70,297	70,297	—	—
Debt securities:	—
Corporate	54,280	—	54,280	—
Government bonds	28,813	—	28,813	—
Other investments:
Commingled funds	95,982	—	95,057	925
Insurance contracts	13,483	—	—	13,483
Real estate funds	8,685	—	—	8,685
Total foreign pension assets	296,982	95,739	178,150	23,093
Liabilities
Longevity derivative	458	—	—	458
Total liabilities	458	—	—	458
Net foreign pension assets	$296,524	$95,739	$178,150	$22,635
Total pension assets	$443,242	$181,659	$230,154	$31,429

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following tables present an analysis of changes during fiscal year 2014 and fiscal year 2013 in Level 3 plan assets, by plan asset class, for U.S. and Foreign pension plans using significant unobservable inputs to measure fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Limited partnership	Commingled funds	Insurance contracts	Real estate funds	Longevity derivative	Total
Beginning Balance at July 31, 2013	$8,794	$925	$13,483	$8,685	$(458)	$31,429
Actual return on plan assets:
Assets held, end of year	(30)	24	463	512	(2,691)	(1,722)
Assets sold during the period	—	—	—	164	—	164
Purchases, sales, and settlements, net	—	118	(61)	4,010	—	4,067
Exchange rate changes	—	8	172	1,096	(131)	1,145
Ending balance at July 31, 2014	$8,764	$1,075	$14,057	$14,467	$(3,280)	$35,083

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Limited partnership	Commingled funds	Insurance contracts	Real estate funds	Longevity derivative	Total
Beginning Balance at July 31, 2012	$9,634	$10,910	$12,180	$8,701	$(612)	$40,813
Actual return on plan assets:
Assets held, end of year	364	46	184	253	141	988
Assets sold during the period	—	183	—	—	—	183
Purchases, sales, and settlements, net	(1,204)	(10,256)	163	—	—	(11,297)
Exchange rate changes	—	42	956	(269)	13	742
Ending balance at July 31, 2013	$8,794	$925	$13,483	$8,685	$(458)	$31,429
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Cash Flows
Management’s estimate of the Company’s cash requirements for the defined benefit plans for the year ending July 31, 2015 is $14,276. This is comprised of expected benefit payments of $10,368, which will be paid directly to plan participants from Company assets, as well as expected Company contributions of $3,908. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ from current estimates.
The following table provides the pension benefits expected to be paid to participants in the next ten fiscal years, which include payments funded from the Company’s assets, as discussed above, as well as payments paid from plan assets:

Expected pension benefit payments
2015	$36,920
2016	37,354
2017	34,760
2018	36,233
2019	39,969
2020-2024	206,702
Defined Contribution Plans
The Company’s 401(k) and profit sharing plan covers substantially all domestic employees of the Company and its participating subsidiaries (the “Plan”), other than those employees covered by a union retirement plan. The Plan provides that participants may voluntarily contribute a percentage of their compensation and the Company will make a matching contribution equal to 100% of the first 3% of each participant’s contributions. In addition, in fiscal year 2013, the Company implemented a supplementary defined contribution plan for a limited group of employees. The expense associated with these plans for fiscal years 2014, 2013, and 2012 was $7,524, $7,127 and $5,903, respectively.
The Company and its subsidiaries also participate in defined contribution pension plans primarily for the benefit of certain foreign employees. The expense associated with these plans was $19,825, $17,015 and $18,778 for fiscal years 2014, 2013 and 2012, respectively.

NOTE 14 – CONTINGENCIES AND COMMITMENTS
Environmental Matters:
The Company has environmental matters, discussed below, at the following three U.S. sites: Ann Arbor, Michigan; Pinellas Park, Florida and Glen Cove, New York.
The Company’s balance sheet at July 31, 2014 contains environmental liabilities of $19,452 which relate to the items discussed below. In the opinion of Company management, the Company is in substantial compliance with applicable environmental laws and regulatory orders and its accruals for environmental remediation are adequate at this time.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The Court approved an agreed upon third amendment to the Consent Judgment on March 8, 2011. The amendment consolidated and streamlined the cleanup objectives and requirements, which had previously been included in the Consent Judgment and the Court’s subsequent remediation orders. The State and the Company are in the process of implementing the cleanup program required by the amendment.
Since the Company’s acquisition of Gelman, the State asserted several monetary claims allegedly arising from its enforcement of the Consent Judgment. In July 2012, the Company reached a tentative settlement of all monetary claims, including the stipulated penalties for a cost of $500. The settlement also resolves similar future groundwater monitoring claims. The parties executed the Settlement Agreement as of June 25, 2014. The Settlement Agreement will become effective upon the Court’s entry of a stipulated order dismissing the previously pursued stipulated penalties.
In July 2011, a Demand Letter from a neighboring landowner was sent to Gelman seeking compensation for diminution in value of approximately 144/154 acres of land resulting from inability to develop the land allegedly due to groundwater contamination emanating from Gelman’s Wagner Road facility. The Company believes there are barriers to development that are independent of the contamination issue. It is likely that the statute of limitations has now been reached with regard to the property value diminution claims.
In June 2013, the same neighboring landowner served a “Notice of Intent” regarding the potential filing of a statutory claim commonly referred to as a “Citizen’s Suit”. The relief available under the referenced statutes is limited to injunctive relief. The Company believes that the State’s enforcement action and the court-approved cleanup program bar the threatened private Citizen’s Suit.
In October 2013, Gelman was forced to petition the Court for access to the neighboring landowner’s property in order to sample monitoring wells as required by the Consent Judgment with the State. The landowner filed a counterclaim, assessing the previously threatened Citizen’s Suit claims for injunctive relief, statutory claims for response costs and the previously identified common law claims for property value diminution. In addition to statute of limitations defenses described above, the Company believes that the newly asserted cost claims are barred by other statutory defenses.
Based on the known situation, Company management has concluded that the current remediation reserve of $9,029 at July 31, 2014 is appropriate.
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
In the RAP, the Company proposed the use of groundwater extraction from several well locations. This effort was designed to stabilize the plume, a requirement of the RMO III closure process. Once the RMO III closure criteria are met and active remediation has stopped, groundwater sampling and analysis will continue for at least the legislative minimum of one year. After groundwater sampling is complete, a closure application will be submitted to FDEP. In September 2013, the Florida State Department of Environmental Protection approved the the RAP. As a result of this, the Company added $4,440 to its environmental reserves in the first quarter of fiscal year 2014. The Company is now in the process of implementing the RAP.
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
The NYSDEC designated two operable units (“OUs”) associated with the Glen Cove facility. In March 2004, the NYSDEC finalized the Record of Decision (“ROD”) for the shallow and intermediate groundwater zones, termed OU-1. The Company signed an Order on Consent for OU-1 effective July 5, 2004, which required the Company to prepare a Remedial Design/Remedial Action (“RD/RA”) Work Plan to address groundwater conditions at the Glen Cove facility.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The Company met with NYSDEC representatives on April 12, 2007 to discuss a possible settlement of liability for OU-1 and for the contamination in the deep groundwater zone, termed OU-2. NYSDEC would not agree to settle OU-2 because a remedial investigation had not been completed. After numerous settlement discussions, the Company and NYSDEC executed on September 23, 2009 a Consent Decree settling liability for OU-1. On October 23, 2009, the Consent Decree was entered by the clerk of the United States District Court for the Eastern District of New York and became effective. Pursuant to the Consent Decree, the Company paid $2,000 on November 19, 2009 (which was previously accrued) in exchange for a broad release of OU-1 claims and liability except for a limited reopener provision for unknown contaminants Claims and losses arising out of or in connection with OU-2 or any damages to the State’s natural resources are excluded from the settlement. The ROD for OU-2 was deferred by NYSDEC until additional data was available to delineate contamination and select an appropriate remedy. NYSDEC requested that the Company and Photocircuits enter into a joint Order on Consent for the remedial investigation for OU-2. Photocircuits was not willing to enter into an Order and the Company was informed by NYSDEC that it would undertake the OU-2 investigation at the Photocircuits property. Photocircuits filed for Chapter 11 bankruptcy in October 2005 and, in or about March 2006, the assets of Photocircuits’ Glen Cove facility were sold to American Pacific Financial Corporation (“AMPAC”). AMPAC operated the facility under the Photocircuits name, but closed it on or about April 15, 2007. A Final Decree and Order closing Photocircuits’ Chapter 11 bankruptcy case was entered by the U.S. Bankruptcy Court on September 16, 2009 and no distributions were made to general unsecured creditors, which included the Company.
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
NYSDEC has incurred costs for the OU-2 investigation at the Pall site. The Company has met with NYSDEC representatives regarding possible settlement of any present and future claims that NYSDEC may have related to OU-2.
Effective August 14, 2010, the Company and the State entered into a Tolling Agreement pursuant to which the time between October 9, 2009, the date of the Consent Decree for OU-1 was filed, and January 31, 2012, or such date as the State files suit, will not be included when computing the statute of limitations applicable to the commencement of any action by the State in connection with claims and losses arising out of OU-2 or natural resource damages associated with OU-1 or OU-2. On January 30, 2012, January 23, 2013, and May 13, 2014, the Company and the State entered into other Tolling Agreements extending the statute of limitations exclusion period concerning OU-2 through May 31, 2015. In August 2014, the parties reached agreement on language in the Consent Decree related to OU-2 and are awaiting executive level approvals. The Company has agreed to pay $3,250 in order to resolve any present and future claims that NYSDEC may have related to OU-2, including the cost of any remedies selected by the State. This amount was accrued as of July 31, 2014.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The Company warrants its products against defect in design, materials and workmanship over various time periods. Warranty costs are recorded based upon experience. The warranty accrual as of July 31, 2014 and July 31, 2013 is immaterial to the financial position of the Company as is the change in the accrual for fiscal year 2014 to the Company’s consolidated results of operations, cash flows and financial position.
As of July 31, 2014, the Company had surety bonds outstanding relating primarily to its long-term contracts with governmental agencies of approximately $159,970.
The Company and its subsidiaries lease office and warehouse space, automobiles, computers and office equipment. Rent expense from continuing operations for all operating leases amounted to approximately $34,705 in fiscal year 2014, $34,694 in fiscal year 2013 and $35,319 in fiscal year 2012. Future minimum rental commitments at July 31, 2014, for all non-cancelable operating leases with initial terms exceeding one year are $29,767 in 2015; $22,621 in 2016; $16,380 in 2017; $10,872 in 2018; $8,243 in 2019 and $15,185 thereafter.
The Company and its subsidiaries have various non-cancelable purchase commitments for goods or services with various vendors that have terms in excess of one year. Future purchase commitments at July 31, 2014, for the aforementioned purchase commitments are $42,303 in 2015; $7,370 in 2016; $5,234 in 2017, $5,175 in 2018, and $1,247 in 2019.

NOTE 15 – COMMON STOCK
Stock Repurchase Programs
The following table highlights the share repurchase authorizations in effect during fiscal year 2014:

	Date of Authorization
	Sep 26, 2011	Jan 17, 2013	Jul 17, 2014	Total
Amount available for repurchases as of July 31, 2013	$81,873	$250,000	$—	$331,873
New authorizations	—	—	600,000	600,000
Utilized	(81,873)	(168,127)	—	(250,000)
Amount available for repurchases as of July 31, 2014	$—	$81,873	$600,000	$681,873
The Company’s shares may be purchased over time, as market and business conditions warrant. There is no time restriction on these authorizations; however, any share repurchases above $300,000, either individually or in the aggregate, during fiscal year 2015 will require specific board approval. Total repurchases in fiscal year 2014 were 3,056 shares at an aggregate cost of $250,000, with an average price per share of $81.81. The aggregate cost of repurchases in fiscal years 2013 and 2012 was $250,000 (3,971 shares at an average price per share of $62.95) and $121,164 (2,281 shares at an average price per share of $53.12), respectively. As of July 31, 2014, $681,873 remains to be expended under the current board repurchase authorizations. Repurchased shares are held in treasury for use in connection with the Company’s stock plans and for general corporate purposes.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Stock Plans
The Company currently has four stock-based employee and director compensation award types (Stock Option, Restricted Stock Unit (“RSU”) which include Performance-Based Restricted Stock Units (“PRSU”), Management Stock Purchase Plan (“MSPP”) and the Employee Stock Purchase Plan (“ESPP”)), which are described more fully below under the captions Stock Purchase Plans and Stock Option and Restricted Stock Unit Plans. The detailed components of stock-based compensation expense recorded in the consolidated statements of earnings for the years ended July 31, 2014, July 31, 2013 and July 31, 2012 are illustrated in the table below.

	July 31, 2014	July 31, 2013	July 31, 2012
Restricted stock units	$20,138	$18,444	$17,113
Stock options	7,608	6,147	6,356
Employee stock purchase plan (“ESPP”)	1,045	1,217	4,348
Management stock purchase plan (“MSPP”)	2,892	3,970	4,221
Total	$31,683	$29,778	$32,038
The following table illustrates the income tax effects related to stock-based compensation for the fiscal years:

	2014	2013	2012
Excess tax benefits in cash flows from financing activities	$12,890	$15,812	$7,757
Tax benefit recognized related to total stock-based compensation expense	8,485	7,587	8,755
Actual tax benefit realized for tax deductions from option exercises of stock-based payment arrangements	21,347	29,558	16,831
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

	2014	2013	2012
Stock Options
Weighted average fair value at grant date	$16.72	$18.34	$14.13
Valuation assumptions:
Expected dividend yield	1.5%	1.5%	2.0%
Expected volatility	25.9%	37.6%	38.6%
Expected life (years)	4.50	4.75	5.00
Risk-free interest rate	1.5%	0.7%	0.8%

2012
ESPP Shares
Weighted average fair value at grant date	$13.06
Valuation assumptions:
Expected dividend yield	1.4%
Expected volatility	41.5%
Expected life (years)	½ year
Risk-free interest rate	0.1%

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The Company uses both implied volatility (using traded options) and historical volatility in its estimate of expected volatility. For historical volatility, the Company used a sequential period of historical data equal to the expected term (or expected life) of the options and ESPP shares granted using a simple average calculation based upon the daily closing prices of the aforementioned period.
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
Similar to the 2005 Stock Plan, the 2012 Stock Plan permits the Company to grant to its employees, including the Company’s “named executive officers”, a variety of equity compensation (that is, stock options, restricted shares, restricted units, performance shares and performance units). In addition, the 2012 Stock Plan provides that (i) in January of each calendar year, each member of the board of directors who is not on such grant date an employee of the Company will be granted a number of annual award units as determined by the board of directors which may be received as shares or deferred until a date selected by the director, upon termination of the directorship or the earlier of date selected or termination, to be delivered in lump sum or five annual installments, (ii) each person who is elected a director of the Company for the first time at an annual meeting and who is not an employee of the Company on the date of such annual meeting will receive a number of annual award units as determined by the board of directors, and (iii) at the discretion of a non-employee director, 100% of the cash fees paid to such director in a calendar year may be deferred in and received in the form of additional units which will be paid out either in one lump sum or in five equal annual installments upon the director ceasing to be a member of the board. Up to 7,100 shares are issuable under the 2012 Stock Plan. The number of shares available for awards under the 2012 Stock Plan will be reduced by one share for every one share subject to a stock option granted under the 2012 Stock Plan and will be reduced by 2.31 shares for every one share subject to a Full Value Award (i.e., restricted shares, restricted units). For performance shares and performance units, the number of shares available under the 2012 Stock Plan will be reduced by 2.31 times the maximum number of shares that may be issued with respect to such award.
The fair value of stock options is estimated using a Black-Scholes-Merton option pricing formula and are charged to earnings over the service periods during which the options are deemed to be earned; which is generally either three years or four years. The forms of options currently approved for use in awarding options provide that the options may not be exercised within one year from the date of grant, and expire if not fully exercised within seven years from the date of grant. Generally, in any year after the first year, the options can be exercised with respect to only up to 33% (for three year service periods) or 25% (for four year service periods) of the shares subject to the option, computed cumulatively.
The fair value of the restricted unit awards are determined by reference to the closing price of the stock on the date of the award, and are charged to earnings over the service periods during which the awards are deemed to be earned; four years, in the case of units awarded to employees and upon grant, in the case of the annual award units to non-employee directors. The annual award units granted to non-employee directors of the Company (and any related dividends paid in the form of additional units) are converted to shares once the director ceases to be a member of the board of directors, other than for removal for cause, for units granted before December 31, 2012. With respect to units granted after December 31, 2013, the units are converted to shares on the date of grant or if deferred, on (i) a date selected by the director, (ii) upon termination of the directors’ service on the Board, or (iii) the earlier of the date selected by the director or termination of his or her service on the Board. A total of 15 and 16 annual award units were granted during the years ended July 31, 2014 and July 31, 2013, respectively, with weighted-average fair market values of $84.52 and $63.63 per share, respectively. Restricted stock units granted to employees cliff-vest after the fourth anniversary of the date of grant. In addition to the awards noted above, in fiscal year 2013, the Company made performance-based RSU (“PRSU”) awards to a small group of employees. These awards cliff vest at the end of fiscal year 2015, based upon achievement of preset operating return on capital metrics, as defined in the form of award. Dividends on unvested restricted stock units vest at the same time as the restricted units for which the dividends were recorded and are forfeitable if the participant does not vest in the original award.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

A summary of restricted stock unit activity, excluding annual award units, for the 2005 Stock Plan and 2012 Stock Plan during the year ended July 31, 2014, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 31, 2013	1,363	$52.50
Granted	240	82.33
Vested	(362)	39.16
Forfeited	(65)	60.10
Nonvested at July 31, 2014	1,176	$62.27
As of July 31, 2014 there was $37,449 of total unrecognized compensation cost related to nonvested restricted stock units granted under the 2005 Stock Plan and 2012 Stock Plan, which is expected to be recognized over a weighted-average period of 2.2 years.
A summary of option activity for all stock option plans during the year ended July 31, 2014 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 1, 2013	2,209	$49.31
Granted	503	82.48
Exercised	(638)	38.86
Forfeited or Expired	(52)	62.26
Outstanding at July 31, 2014	2,022	$60.53	4.9	$36,760
Expected to vest at July 31, 2014	1,315	$65.80	5.4	$17,720
Exercisable at July 31, 2014	678	$49.59	4.1	$18,911
As of July 31, 2014, there was $16,569 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years. The total intrinsic value of options exercised during the years ended July 31, 2014, July 31, 2013 and July 31, 2012 was $26,657, $30,604 and $17,326, respectively. The intrinsic value is the result of multiplying shares by the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
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
The purpose of the MSPP is to encourage key employees of the Company to increase their ownership of shares of the Company’s common stock by providing such employees with an opportunity to elect to have portions of their total annual compensation paid in the form of restricted units, to make cash purchases of restricted units and to earn additional matching restricted units which cliff vest after four years. Such restricted units aggregated 543 and 681 as of July 31, 2014 and July 31, 2013, respectively. As of July 31, 2014, there was $8,090 of total unrecognized compensation cost related to nonvested restricted stock units granted under the MSPP, which is expected to be recognized over a weighted-average period of 2.7 years. In December 2013, the Compensation Committee of the Board of Directors instructed management not to add any more participants to the MSPP.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

The following is a summary of MSPP activity during the fiscal years:

	2014	2013	2012
Deferred compensation and cash contributions	$5,886	$6,819	$5,336
Fair value of restricted stock units vested	$4,091	$5,364	$3,950
Vested units distributed	259	410	205
For the offering periods ending October 31, 2011 and April 30, 2012, the ESPP enabled participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the market price at the beginning or end of each semi-annual stock purchase period. Effective with the offering period beginning on May 1, 2012, the ESPP enables participants to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the market price at the end of each semi-annual stock purchase period. The semi-annual offering periods end in April and October. For the years ended July 31, 2014, July 31, 2013 and July 31, 2012, the Company issued 85, 116 and 470 shares at an average price of $70.00, $54.95 and $43.02, respectively, related to the ESPP.
All plans provide for accelerated vesting if there is a change in control (as defined in, and subject to the terms and conditions of, the plans). All of the above shares were issued from treasury stock.
As of July 31, 2014, approximately 3,949 shares of common stock of the Company were reserved for stock-based compensation plans (approximately 1,154 shares are reserved for vested awards and approximately 2,795 shares are reserved for unvested awards). The Company currently uses treasury shares that have been repurchased through the Company’s stock repurchase program to satisfy share award exercises.

NOTE 16 – INCENTIVE COMPENSATION PLANS
The plans provide additional compensation to officers and key employees of the Company and its subsidiaries based upon the achievement of specified goals. The compensation committee of the board of directors establishes the goals on which the Company’s executive officers are compensated, and management establishes the goals for other covered employees. The aggregate amounts charged to expense in connection with the plans were $35,092, $29,448 and $30,243 for fiscal years 2014, 2013 and 2012, respectively.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component are presented below:

	Foreign Currency Translation	Defined Benefit Pension Plan	Unrealized investment gains/(losses)	Unrealized gains/(losses) on derivatives	Accumulated other comprehensive income/(loss)
Balance at July 31, 2013	84,598	(125,211)	2,123	(2,302)	(40,792)
Other comprehensive income/(loss) before reclassifications	14,091	1,161	435	8,280	23,967
Amounts reclassified from accumulated other comprehensive income/(loss)	—	8,889	322	(1,188)	8,023
Foreign exchange adjustments and other	—	(6,119)	—	—	(6,119)
Balance at July 31, 2014	98,689	(121,280)	2,880	4,790	(14,921)
Reclassifications out of accumulated other comprehensive income are presented below:

	Year Ended July 31, 2014	Affected line item in the Consolidated Statement of Earnings

Defined Benefit Pension Plan
Amortization of prior service cost	(1,543)	Note (a)
Recognized actuarial gain/(loss)	(11,100)	Note (a)
Settlement/curtailment	(32)	Note (a)
Total before tax	(12,675)
Tax (expense)/benefit	3,786
Net of tax	(8,889)

Unrealized investment gains/(losses)
Realized investment gain/(losses)	(503)	Selling, general and administrative
Tax (expense)/benefit	181
Net of tax	(322)

Unrealized gains/(losses) on derivatives
Foreign exchange forward contracts	1,176	Sales
Foreign exchange forward contracts	124	Cost of sales
Total before tax	1,300
Tax (expense)/benefit	(112)
Net of tax	1,188

(a)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 13, Pension and Profit Sharing Plans and Arrangements, for additional details).

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

SEGMENT INFORMATION:	2014	2013	2012
SALES:
Life Sciences	$1,453,669	$1,309,375	$1,253,594
Industrial	1,335,478	1,338,688	1,418,062
Total	$2,789,147	$2,648,063	$2,671,656
SEGMENT PROFIT:
Life Sciences	357,129	319,271	319,312
Industrial	219,172	214,798	198,747
Total segment profit	576,301	534,069	518,059
Corporate Services Group	67,200	66,640	64,114
ROTC	40,154	40,182	66,858
Interest expense, net	17,532	15,621	20,177
Earnings before income taxes from continuing operations	$451,415	$411,626	$366,910
DEPRECIATION AND AMORTIZATION:
Life Sciences	$71,670	$61,709	$55,489
Industrial	43,217	42,641	45,419
Subtotal	114,887	104,350	100,908
Corporate Services Group	1,505	1,934	2,479
Total depreciation and amortization from continuing operations	$116,392	$106,284	$103,387
CAPITAL EXPENDITURES:
Life Sciences	$29,278	$40,589	$47,694
Industrial	34,226	33,551	26,227
Subtotal	63,504	74,140	73,921
Corporate/Shared Services Groups	11,233	36,042	84,988
Total	$74,737	$110,182	$158,909
IDENTIFIABLE ASSETS:
Life Sciences	$1,390,447	$1,090,585	$1,274,036
Industrial	1,000,843	898,064	955,541
Subtotal	2,391,290	1,988,649	2,229,577
Corporate/Shared Services Groups	1,461,223	1,484,190	1,118,315
Total	$3,852,513	$3,472,839	$3,347,892
GEOGRAPHIC INFORMATION:
SALES:
Americas	$889,122	$849,486	$839,984
Europe	1,140,429	1,034,515	1,022,952
Asia	759,596	764,062	808,720
Total	$2,789,147	$2,648,063	$2,671,656

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

SEGMENT INFORMATION:	2014	2013	2012
IDENTIFIABLE ASSETS:
Americas	$1,084,247	$1,127,364	$1,318,312
Europe	1,024,969	590,893	644,721
Asia	340,146	322,483	350,510
Eliminations	(58,072)	(52,091)	(83,966)
Subtotal	2,391,290	1,988,649	2,229,577
Corporate/Shared Services Groups	1,461,223	1,484,190	1,118,315
Total	$3,852,513	$3,472,839	$3,347,892
Sales by the Company’s U.S. operations to unaffiliated customers totaled approximately $787,000, $750,000 and $733,000 in fiscal years 2014, 2013 and 2012, respectively. Included therein are export sales of approximately $45,000, $65,000 and $41,000 in fiscal years 2014, 2013 and 2012, respectively. Sales by the Company’s subsidiaries in the Eurozone amounted to approximately $799,000, $731,000 and $723,000 in fiscal years 2014, 2013 and 2012, respectively. No country in the Eurozone was individually material as a percentage of total Company sales in fiscal years 2014, 2013 and 2012. Sales by the Company’s subsidiary in Japan amounted to approximately $218,000, $225,000 and $259,000 in fiscal years 2014, 2013 and 2012, respectively. The Company considers its foreign operations to be of major importance to its future growth prospects. The risks related to the Company’s foreign operations include the local political and regulatory developments as well as the global and regional economic climate.

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
The key components of discontinued operations for the three years ended July 31, 2014, July 31, 2013 and July 31, 2012 were as follows:

	2014	2013	2012
Net sales	$—	$8,975	$230,826

Earnings from discontinued operations before income taxes	$—	$390,058	$55,684
Provision for income taxes	—	145,085	17,322
Earnings from discontinued operations, net of income taxes	$—	$244,973	$38,362

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

NOTE 20 – ACQUISITIONS
2014 Acquisitions
During the first and second quarters of fiscal 2014, the Company completed two acquisitions - Medistad Holding BV (“Medistad”), a European manufacturing entity, and SoloHill Engineering, Inc. (“SoloHill”), a United States technology company. The aggregate consideration for these acquisitions was $30,677, which included approximately $3,000 of contingent consideration.
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
The acquisition of ATMI LifeSciences broadens the Company’s upstream presence in bioprocessing and complements its established downstream capabilities. Combined with the aforementioned acquisitions, both innovators in the single-use market, and the Company’s already solid portfolio of biopharmaceutical solutions, the addition of the ATMI LifeSciences assets well positions the Company to capitalize on opportunities in the rapidly growing single-use market segment.
On May 1, 2014, the Company acquired Filter Specialists Inc. (“FSI”), a worldwide supplier of filtration products and solutions based in Michigan City, Indiana. FSI is a recognized leader in filtration, operating primarily in the industrial paint, chemical, petrochemical, oil and gas, and food and beverage markets. The Company acquired FSI’s unique and well known Polyweld®, Polymicro® and BOS filter bags, along with its extensive line of both steel and plastic filter vessels. The Company paid a cash purchase price of $124,000, and an additional $3,347 related to working capital adjustments.
The acquisition of FSI is complementary to the Company’s existing portfolio of filtration solutions as FSI’s offerings both add solutions to the Company’s existing addressable markets and cover markets where the Company currently does not have complete solutions. The FSI products and markets are in-line with the Company’s current plans of creating value for our customers, particularly in the oil and gas, chemical, and other industrial markets.
The above transactions (the “2014 acquisitions”) were funded with available cash and borrowings under the Company’s commercial paper program. Tangible and intangible assets acquired and liabilities assumed were recognized based upon their estimated fair values at the respective closing dates. The Company is currently in the process of finalizing the valuations of acquired tangible and intangible assets and liabilities, and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. The preliminary purchase price, in the aggregate, is as follows:

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Purchase price, including working capital adjustments	$348,817
Cash acquired	4,463
Purchase price, net of cash acquired	344,354

Accounts receivable	23,176
Inventories	35,321
Other current assets	9,150
Property, plant and equipment	37,261
Intangible assets	124,168
Other non-current assets	6,871
Total identifiable assets acquired, net of cash acquired	235,947

Current liabilities	25,332
Non-current liabilities	17,010
Total liabilities assumed	42,342
Goodwill (excess cost over value of net assets acquired)	$150,749
The Company recorded an aggregate of $150,749 of goodwill related to the 2014 acquisitions, of which $45,487 is expected to be deductible for income tax purposes.
The results of operations for the 2014 acquisitions since their respective acquisition dates are included in the accompanying consolidated financial statements. The results of operations for FSI are reported in the Industrial segment, and the results of operations for ATMI, Medistad, and SoloHill are reported in the Life Sciences segment. The impact of the 2014 acquisitions was not material, individually or in the aggregate, to the Company’s consolidated financial position or results from operations. Additionally, assuming these transactions had occurred at the beginning of the respective fiscal years, the consolidated pro forma results would not be materially different from reported results for the years ended July 31, 2014, July 31, 2013 and July 31, 2012.
2012 Acquisition
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
The above transaction was funded with available cash and borrowings under the Company’s commercial paper program. Tangible and intangibles assets acquired and liabilities assumed were recognized based upon their estimated fair values at the Closing Date.
The results of ForteBio for the period from the Closing Date are included in the accompanying consolidated financial statements and reported in the Life Sciences segment. The impact of this acquisition was not material, individually or in the aggregate, to the Company’s consolidated financial position or results from operations.

PALL CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Additions to Reserve	Write-offs	Translation / Other Adjustments	Balance at End of Year
Allowance for doubtful accounts:
Year Ended:
July 31, 2014	$14,900	$1,603	$(2,667)	$60	$13,896
July 31, 2013	$11,733	$7,173	$(4,498)	$492	$14,900
July 31, 2012	$8,383	$3,387	$(1,103)	$1,066	$11,733