Form 10-Q
period 2014-10-31
PALL CORP
filed 2014-12-02
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of November 25, 2014 was 106,534,159.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Oct 31, 2014	Jul 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,001,481	$964,110
Accounts receivable	561,013	615,713
Inventory	401,524	404,878
Other current assets	156,855	152,522
Total current assets	2,120,873	2,137,223
Property, plant and equipment	773,373	805,327
Goodwill	485,548	491,462
Intangible assets	232,063	242,423
Other non-current assets	163,677	176,078
Total assets	$3,775,534	$3,852,513
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$724,736	$424,943
Accounts payable	149,596	165,373
Accrued liabilities	280,432	328,397
Income taxes payable	68,678	60,775
Current portion of long-term debt	82,784	87,955
Dividends payable	32,593	30,203
Total current liabilities	1,338,819	1,097,646
Long-term debt, net of current portion	375,593	375,826
Income taxes payable – non-current	149,333	150,484
Deferred taxes and other non-current liabilities	61,064	67,303
Other non-current liabilities	255,884	265,897
Total liabilities	2,180,693	1,957,156
Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	297,167	327,301
Retained earnings	2,567,609	2,512,961
Treasury stock, at cost	(1,191,017)	(942,780)
Accumulated other comprehensive income/(loss)	(91,714)	(14,921)
Total stockholders’ equity	1,594,841	1,895,357
Total liabilities and stockholders’ equity	$3,775,534	$3,852,513

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	Oct 31, 2014	Oct 31, 2013
Net sales	$696,492	$629,779
Cost of sales	335,084	304,065
Gross profit	361,408	325,714
Selling, general and administrative expenses	202,656	194,884
Research and development	24,777	23,267
Restructuring and other charges, net	9,240	9,198
Interest expense, net	6,702	5,977
Earnings from operations before income taxes	118,033	92,388
Provision for income taxes	29,760	20,875
Net earnings	$88,273	$71,513
Earnings per share:
Basic	$0.82	$0.64
Diluted	$0.81	$0.63
Dividends declared per share	$0.305	$0.275
Average shares outstanding:
Basic	108,081	111,870
Diluted	109,219	113,135

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	Oct 31, 2014	Oct 31, 2013
Net earnings	$88,273	$71,513
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation	(81,297)	43,227
Pension liability adjustment	6,352	(594)
Unrealized investment losses	(632)	(82)
Unrealized gains/(losses) on derivatives	(1,216)	2,455
Total other comprehensive income/(loss), net of income taxes	(76,793)	45,006
Comprehensive income	$11,480	$116,519

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	Oct 31, 2014	Oct 31, 2013
Operating Activities
Net cash provided by operating activities	$114,537	$85,897
Investing Activities
Capital expenditures	(10,408)	(18,915)
Acquisition of businesses, net of cash acquired	—	(1,460)
Purchases of retirement benefit assets	(17,592)	(4,693)
Proceeds from retirement benefit assets	18,735	9,027
Proceeds from sale of assets	1,577	471
Other	(2,587)	(1,685)
Net cash used by investing activities	(10,275)	(17,255)
Financing Activities
Notes payable	299,793	90,007
Dividends paid	(30,202)	(27,947)
Repayments of short-term debt	—	(3,927)
Repayments of long-term debt	(148)	(195)
Net proceeds from stock plans	1,138	15,251
Additions to deferred financing costs	(1,535)	—
Purchase of treasury stock	(300,000)	(125,000)
Excess tax benefits from stock-based compensation arrangements	1,235	3,122
Net cash used by financing activities	(29,719)	(48,689)
Effect of exchange rate changes on cash and cash equivalents	(37,172)	11,137
Net increase in cash and cash equivalents	37,371	31,090
Cash and cash equivalents at beginning of year	964,110	936,886
Cash and cash equivalents at end of period	$1,001,481	$967,976
Supplemental Disclosures
Interest paid	$1,729	$1,175
Income taxes paid (net of refunds)	18,806	22,826

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
The condensed consolidated financial information of Pall Corporation and its subsidiaries (hereinafter collectively called the “Company”) included herein is unaudited. Such information reflects all adjustments of a normal recurring nature, which are, in the opinion of Company management, necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of the dates and for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014 (“2014 Form 10-K”).
NOTE 2 – BALANCE SHEET DETAILS
The following tables provide details of selected balance sheet items:

	Oct 31, 2014	Jul 31, 2014
Accounts receivable:
Billed	$497,724	$556,928
Unbilled	76,182	72,681
Total	573,906	629,609
Less: Allowances for doubtful accounts	(12,893)	(13,896)
	$561,013	$615,713
Unbilled receivables principally relate to revenues accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

	Oct 31, 2014	Jul 31, 2014
Inventory:
Raw materials and components	$125,167	$117,581
Work-in-process	106,758	112,824
Finished goods	169,599	174,473
	$401,524	$404,878

	Oct 31, 2014	Jul 31, 2014
Property, plant and equipment:
Property, plant and equipment	$1,737,370	$1,776,983
Less: Accumulated depreciation and amortization	(963,997)	(971,656)
	$773,373	$805,327
NOTE 3 – GOODWILL AND INTANGIBLE ASSETS
The following table presents changes in the carrying value of goodwill, allocated by reportable segment.

	Life Sciences	Industrial	Total
Balance at July 31, 2014	$269,758	$221,704	$491,462
Acquisitions	—	2,617	2,617
Foreign currency translation	(6,987)	(1,544)	(8,531)
Balance at October 31, 2014	$262,771	$222,777	$485,548
Increase in acquisitions primarily related to working capital adjustment for acquisition of Filter Specialists, Inc.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Intangible assets consist of the following:

October 31, 2014	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$163,125	$67,618	$95,507
Customer-related intangibles	162,679	36,506	126,173
Trademarks	16,763	7,379	9,384
Other	3,572	2,573	999
	$346,139	$114,076	$232,063

July 31, 2014	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$165,727	$66,126	$99,601
Customer-related intangibles	165,759	33,845	131,914
Trademarks	16,971	7,130	9,841
Other	3,647	2,580	1,067
	$352,104	$109,681	$242,423
Amortization expense for intangible assets for the three months ended October 31, 2014 and October 31, 2013 was $6,217 and $4,724, respectively. Amortization expense is estimated to be approximately $17,189 for the remainder of fiscal year 2015, $22,087 in fiscal year 2016, $21,799 in fiscal year 2017, $21,660 in fiscal year 2018, $19,443 in fiscal year 2019, and $18,116 in fiscal year 2020.
NOTE 4 – TREASURY STOCK
The following table highlights the share repurchase authorizations in effect during fiscal year 2015:

	Date of Authorization
	Jan 17, 2013	Jul 17, 2014	Oct 9, 2014	Total
Amount available for repurchases as of July 31, 2014	$81,873	$600,000	$—	$681,873
New authorizations	—	—	200,000	200,000
Utilized	(81,873)	(218,127)	—	(300,000)
Amount available for repurchases as of October 31, 2014	$—	$381,873	$200,000	$581,873
The Company’s shares may be purchased over time as market and business conditions warrant. There is no time restriction on these authorizations. In August 2014, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with a third-party financial institution to repurchase $300,000 of the Company’s common stock. Under the agreement, the Company paid $300,000 to the financial institution and received an initial delivery of approximately 3,056 shares at an aggregate cost of $255,000, with an average price per share of $83.43. These shares were included in treasury stock in the accompanying condensed balance sheet as of October 31, 2014. The remaining $45,000 was included in additional paid in capital in the accompanying condensed balance sheet as of October 31, 2014. The transaction was completed in the second quarter of fiscal year 2015, with the Company receiving approximately 405 additional shares, at which time the $45,000 initially included in additional paid in capital was reclassified to treasury stock. The final number of shares delivered upon settlement of the transaction was determined with reference to the average price of the Company's common stock over the term of the ASR agreement.
During the three months ended October 31, 2014, 132 shares were issued under the Company’s stock-based compensation plans. At October 31, 2014, the Company held 21,035 treasury shares.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 5 – CONTINGENCIES AND COMMITMENTS
With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the Company’s 2014 Form 10-K and below, the Company has assessed the ultimate resolution of these matters and has reflected appropriate contingent liabilities in the condensed consolidated financial statements as of October 31, 2014 and July 31, 2014.
The Company and its subsidiaries are subject to certain other legal actions that arise in the normal course of business. Other than those legal proceedings and claims discussed in the 2014 Form 10-K and this Note, the Company is not facing any other legal proceedings and claims that would individually or in the aggregate have a reasonably possible material adverse effect on its financial condition or operating results. As such, any reasonably possible loss or range of loss, other than those legal proceedings discussed in the 2014 Form 10-K and this Note, is immaterial. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in several of these legal matters in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
Environmental Matters
The Company’s condensed consolidated balance sheet at October 31, 2014 includes liabilities for environmental matters of $18,896 which relate primarily to the environmental proceedings discussed in the 2014 Form 10-K and as updated in this Note. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.
NOTE 6 – RESTRUCTURING AND OTHER CHARGES, NET
The following tables summarize the restructuring and other charges (“ROTC”) recorded in the three months ended October 31, 2014 and October 31, 2013:

	Three Months Ended Oct 31, 2014
	Restructuring (1)	Other Charges/(Gains) (2)	Total
Severance benefits and other employment contract obligations	$8,750	$—	$8,750
Professional fees and other costs, net of receipt of insurance claim payments	552	48	600
Reversal of excess restructuring reserves	(110)	—	(110)
	$9,192	$48	$9,240
Cash	$9,192	$48	$9,240
Non-cash	—	—	—
	$9,192	$48	$9,240

	Three Months Ended Oct 31, 2013
	Restructuring (1)	Other Charges/(Gains) (2)	Total
Severance benefits and other employment contract obligations	$3,115	$442	$3,557
Professional fees and other costs, net of receipt of insurance claim payments	1,243	142	1,385
Loss on sale and impairment of assets, net	—	160	160
Environmental matters	—	4,440	4,440
Reversal of excess restructuring reserves	(344)	—	(344)
	$4,014	$5,184	$9,198
Cash	$4,014	$5,024	$9,038
Non-cash	—	160	160
	$4,014	$5,184	$9,198

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
Key components of the structural cost improvement initiative include:

•	the strategic alignment of manufacturing, sales and R&D facilities to cost-effectively deliver high-quality products and superior service to the Company’s customers worldwide,

•	creation of regional and global shared financial services centers for the handling of accounting transaction processing and other accounting functions,

•	reorganization of sales functions, to more cost-efficiently deliver superior service to the Company’s customers globally, and

•	reductions in headcount across all functional areas, enabled by efficiencies gained through the Company’s ERP systems, as well as in order to align to economic conditions.
Restructuring charges recorded in the three months ended October 31, 2014 and October 31, 2013 primarily reflect the expenses incurred in connection with the Company’s structural cost improvement initiative as discussed above.
(2) Other Charges/(Gains):
Severance benefits and other employment contract obligations: In the three months ended October 31, 2013, the Company recorded charges related to certain employment contract obligations.
Environmental matters: In the three months ended October 31, 2013, the Company increased its previously established environmental reserve related to a matter in Pinellas Park, Florida.
The following table summarizes the activity related to restructuring liabilities recorded for the Company’s structural cost improvement initiative which began in fiscal year 2012:

	Severance	Other	Total
Original charge	$61,852	$3,448	$65,300
Utilized	(27,365)	(2,798)	(30,163)
Translation	(123)	(47)	(170)
Balance at July 31, 2012	$34,364	$603	$34,967
Additions	21,637	2,840	24,477
Utilized	(29,574)	(1,936)	(31,510)
Reversal of excess reserves	(500)	(57)	(557)
Translation	313	23	336
Balance at July 31, 2013	$26,240	$1,473	$27,713
Additions	27,803	4,419	32,222
Utilized	(26,178)	(4,596)	(30,774)
Reversal of excess reserves	(1,923)	(107)	(2,030)
Translation	230	39	269
Balance at July 31, 2014	$26,172	$1,228	$27,400
Additions	8,750	552	9,302
Utilized	(8,161)	(513)	(8,674)
Reversal of excess reserves	(110)	—	(110)
Translation	(1,029)	(43)	(1,072)
Balance at October 31, 2014	$25,622	$1,224	$26,846

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 7 – INCOME TAXES
The Company’s effective tax rates for the three months ended October 31, 2014 and October 31, 2013 were 25.2% and 22.6%, respectively. For the three months ended October 31, 2014 and October 31, 2013, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations.
At October 31, 2014 and July 31, 2014, the Company had gross unrecognized income tax benefits of $197,611 and $202,564, respectively. During the three months ended October 31, 2014, the amount of gross unrecognized tax benefits decreased by $4,953, primarily due to the recognition of a tax position taken in a prior year and the impact of foreign currency translation partially offset by tax positions taken during the current period. As of October 31, 2014, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $160,421.
At October 31, 2014 and July 31, 2014, the Company had liabilities of $15,546 and $14,556, respectively, for potential payment of interest and penalties.
Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $44,850.
NOTE 8 – COMPONENTS OF NET PERIODIC PENSION COST
Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Oct 31, 2014	Oct 31, 2013	Oct 31, 2014	Oct 31, 2013	Oct 31, 2014	Oct 31, 2013
Service cost	$2,589	$2,170	$955	$996	$3,544	$3,166
Interest cost	2,896	3,028	3,988	4,204	6,884	7,232
Expected return on plan assets	(2,483)	(2,325)	(3,844)	(3,438)	(6,327)	(5,763)
Amortization of prior service cost/(credit)	365	395	1	(11)	366	384
Amortization of actuarial loss	1,019	1,344	1,374	1,386	2,393	2,730
Net periodic benefit cost	$4,386	$4,612	$2,474	$3,137	$6,860	$7,749
NOTE 9 – STOCK-BASED PAYMENT
The Company currently has three stock-based employee and director compensation plans — the Pall Corporation 2012 Stock Compensation Plan, under which the Company may grant stock options, restricted shares, restricted units, performance shares, and performance units; the Management Stock Purchase Plan (“MSPP”); and the Employee Stock Purchase Plan (“ESPP”). These three plans are more fully described in Note 15, Common Stock, to the consolidated financial statements included in the 2014 Form 10-K.
The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three months ended October 31, 2014 and October 31, 2013 are reflected in the table below:

	Three Months Ended
	Oct 31, 2014	Oct 31, 2013
Restricted stock units	$8,223	$4,193
Stock options	1,954	1,521
MSPP	1,065	192
ESPP	274	225
	$11,516	$6,131

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 10 – EARNINGS PER SHARE
The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that any cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Equity awards aggregating, 482 and 529 were not included in the computation of diluted shares for the three months ended October 31, 2014 and October 31, 2013, respectively, because their effect would have been antidilutive. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended
	Oct 31, 2014	Oct 31, 2013
Basic shares outstanding	108,081	111,870
Effect of stock plans	1,138	1,265
Diluted shares outstanding	109,219	113,135
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2014:

	Fair Value Measurements
	As of Oct 31, 2014	Level 1	Level 2	Level 3
Financial Assets Carried at Fair Value
Money market funds	$4,507	$4,507	$—	$—
Available-for-sale securities:
Equity securities	3,942	3,942	—	—
Debt securities:
Corporate	29,611	—	29,611	—
U.S. Treasury	9,689	—	9,689	—
Federal agency	12,719	—	12,719	—
Mortgage-backed	11,886	—	11,886	—
Trading securities	796	796	—	—
Derivative financial instruments:
Foreign exchange forward contracts	4,835	—	4,835	—
Financial Liabilities Carried at Fair Value
Derivative financial instruments:
Foreign exchange forward contracts	1,751	—	1,751	—
The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2014:

	Fair Value Measurements
	As of Jul 31, 2014	Level 1	Level 2	Level 3
Financial Assets Carried at Fair Value
Money market funds	$4,860	$4,860	$—	$—
Available-for-sale securities:
Equity securities	4,748	4,748	—	—
Debt securities:
Corporate	30,243	—	30,243	—
U.S. Treasury	9,724	—	9,724	—
Federal agency	13,719	—	13,719	—
Mortgage-backed	11,405	—	11,405	—
Trading securities	819	819	—	—
Derivative financial instruments:
Foreign exchange forward contracts	5,931	—	5,931	—
Financial Liabilities Carried at Fair Value
Derivative financial instruments:
Foreign exchange forward contracts	1,726	—	1,726	—
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
NOTE 12 – INVESTMENT SECURITIES
The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the benefits protection trusts at October 31, 2014 range from 2014 to 2046.

October 31, 2014	Cost/Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains/(Losses)
Equity securities	$3,769	$3,942	$173	$—	$173
Debt securities:
Corporate	28,569	29,611	1,066	(24)	1,042
U.S. Treasury	9,476	9,689	220	(7)	213
Federal agency	11,896	12,719	823	—	823
Mortgage-backed	11,770	11,886	127	(11)	116
	$65,480	$67,847	$2,409	$(42)	$2,367

July 31, 2014	Cost/Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains/(Losses)
Equity securities	$4,160	$4,748	$588	$—	$588
Debt securities:
Corporate	28,987	30,243	1,259	(3)	1,256
U.S. Treasury	9,478	9,724	246	—	246
Federal agency	12,778	13,719	941	—	941
Mortgage-backed	11,219	11,405	190	(4)	186
	$66,622	$69,839	$3,224	$(7)	$3,217

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

October 31, 2014	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
Debt securities:
Corporate	$5,038	$(24)	$—	$—	$5,038	$(24)
U.S. Treasury	3,026	(7)	—	—	3,026	(7)
Mortgage-backed	4,886	(11)	—	—	4,886	(11)
	$12,950	$(42)	$—	$—	$12,950	$(42)

July 31, 2014	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
Debt securities:
Corporate	$3,384	$(3)	$—	$—	$3,384	$(3)
Mortgage-backed	1,919	(4)	—	—	1,919	(4)
	$5,303	$(7)	$—	$—	$5,303	$(7)
The following table shows the proceeds and gross gains and losses from the sale of available-for-sale and trading investments primarily related to the Company's benefits protection trust for the three months ended October 31, 2014 and October 31, 2013:

	Three Months Ended
	Oct 31, 2014	Oct 31, 2013
Proceeds from sales	$16,056	$500
Realized gross gains on sales	58	—
Realized gross losses on sales	5	1
The following is a summary of the Company’s trading securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets.

	Oct 31, 2014	Jul 31, 2014
Equity securities	$796	$819
Total trading securities	$796	$819
The following table shows the net gains and losses recognized on trading securities for the three months ended October 31, 2014 and October 31, 2013:

	Three Months Ended
	Oct 31, 2014	Oct 31, 2013
Gains/(losses), net recognized for securities held	$(28)	$16
Gains/(losses), net recognized for securities sold	1	—
Total gains/(losses), net recognized	$(27)	$16

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages certain financial exposures through a risk management program that includes the use of foreign exchange derivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard & Poors and “A2” by Moody’s Investor Services, in accordance with the Company’s policies. The Company does not utilize derivative instruments for trading or speculative purposes. As of October 31, 2014, the Company had foreign currency forward contracts outstanding with notional amounts aggregating $406,297, whose fair values were a net asset of $3,084.
Foreign Exchange Related
a. Derivatives Not Designated as Hedging Instruments
The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts not designated as hedging instruments entered into during the three months ended October 31, 2014 was $821,771. The notional amount of foreign currency forward contracts outstanding that were not designated as hedging instruments as of October 31, 2014 was $315,289.
b. Cash Flow Hedges
The Company uses foreign exchange forward contracts for cash flow hedging on its future transactional exposure to the Euro due to changes in market rates to exchange Euros for British Pounds. The hedges cover a British subsidiary (British Pound functional) with Euro revenues and a Swiss subsidiary (Euro functional) with British Pound expenses. The probability of the occurrence of these transactions is high and the Company’s assessment is based on observable facts including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to lock a portion of the British Pound equivalent amount of Euro sales for the British subsidiary and a portion of the Euro equivalent amount of British Pound expenses for the Swiss subsidiary at the agreed upon exchange rates in the foreign exchange forward contracts. The notional amount of foreign currency forward contracts designated as hedging instruments entered into during the three months ended October 31, 2014 was $20,429. The notional amount of foreign currency forward contracts outstanding designated as hedging instruments as of October 31, 2014 was $91,008 and covers certain monthly transactional exposures through November 2015.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

October 31, 2014	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$3,626	Other current liabilities	$86
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,209	Other current liabilities	$1,665
Total derivatives		$4,835		$1,751
Nonderivative instruments designated as hedging instruments
Net investment hedge			Current portion of Long-term debt	$82,422

July 31, 2014	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$4,755	Other current liabilities	$3
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,176	Other current liabilities	$1,723
Total derivatives		$5,931		$1,726
Nonderivative instruments designated as hedging instruments
Net investment hedge			Current portion of Long-term debt	$87,570
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three months ended October 31, 2014 and October 31, 2013 are presented as follows:

Derivatives in cash flow hedging relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Three Months Ended			Three Months Ended
	Oct 31, 2014	Oct 31, 2013		Oct 31, 2014	Oct 31, 2013
Foreign exchange forward contracts	$591	$1,821	Net sales	$560	$(1)
			Cost of sales	1,091	(820)
Total derivatives	$591	$1,821		$1,651	$(821)

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended October 31, 2014 and October 31, 2013.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three months ended October 31, 2014 and October 31, 2013 are presented as follows:

Derivatives not designated as hedging relationships	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended
		Oct 31, 2014	Oct 31, 2013
Foreign exchange forward contracts	Selling, general and administrative expenses	$(4,510)	$450

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three months ended October 31, 2014 and October 31, 2013 are presented as follows:

Nonderivatives designated as hedging relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Three Months Ended			Three Months Ended
	Oct 31, 2014	Oct 31, 2013		Oct 31, 2014	Oct 31, 2013
Net investment hedge	$3,295	$(441)	N/A	$—	$—

(b)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three months ended October 31, 2014 and October 31, 2013.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income by component are presented below:

	Foreign Currency Translation	Defined Benefit Pension Plan	Unrealized Investment Gains/(Losses)	Unrealized Gains/(Losses) on Derivatives	Accumulated Other Comprehensive Income/(Loss)
Balance at July 31, 2014	$98,689	$(121,280)	$2,880	$4,790	$(14,921)
Other comprehensive income/(loss) before reclassifications	(81,297)	—	(621)	288	(81,630)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,892	(11)	(1,504)	377
Foreign exchange adjustments and other	—	4,460	—	—	4,460
Balance at October 31, 2014	$17,392	$(114,928)	$2,248	$3,574	$(91,714)

	Foreign Currency Translation	Defined Benefit Pension Plan	Unrealized Investment Gains/(Losses)	Unrealized Gains/(Losses) on Derivatives	Accumulated Other Comprehensive Income/(Loss)
Balance at July 31, 2013	$84,598	$(125,211)	$2,123	$(2,302)	$(40,792)
Other comprehensive income/(loss) before reclassifications	43,227	—	(119)	1,648	44,756
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,149	37	807	2,993
Foreign exchange adjustments and other	—	(2,743)	—	—	(2,743)
Balance at October 31, 2013	$127,825	$(125,805)	$2,041	$153	$4,214

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Reclassifications out of accumulated other comprehensive income are presented below:

	Three Months Ended		Affected Line Item in the Condensed Consolidated Statement of Earnings
	Oct 31, 2014	Oct 31, 2013
Defined benefit pension plan:
Amortization of prior service cost	$(366)	$(384)	Note (a)
Recognized actuarial gain/(loss)	(2,393)	(2,730)	Note (a)
Total before tax	(2,759)	(3,114)
Tax (expense)/benefit	867	965
Net of tax	$(1,892)	$(2,149)
Unrealized investment gains/(losses):
Realized investment gain/(losses)	$17	$(57)	Selling, general and administrative
Tax (expense)/benefit	(6)	20
Net of tax	$11	$(37)
Unrealized gains/(losses) on derivatives:
Foreign exchange forward contracts	$560	$(1)	Sales
Foreign exchange forward contracts	1,091	(820)	Cost of sales
Total before tax	1,651	(821)
Tax (expense)/benefit	(147)	14
Net of tax	$1,504	$(807)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8, Components of Net Periodic Pension Cost, for additional details).
NOTE 15 – SEGMENT INFORMATION
The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.
The following table presents sales and segment profit by business segment reconciled to earnings before income taxes for the three months ended October 31, 2014 and October 31, 2013.

	Three Months Ended
	Oct 31, 2014	Oct 31, 2013
Sales:
Life Sciences	$352,464	$318,946
Industrial	344,028	310,833
Total	$696,492	$629,779
Segment Profit:
Life Sciences	$86,480	$73,045
Industrial	64,232	50,482
Total segment profit	150,712	123,527
Corporate Services Group	16,737	15,964
ROTC	9,240	9,198
Interest expense, net	6,702	5,977
Earnings before income taxes	$118,033	$92,388

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 16 – ACQUISITIONS
2014 Acquisitions
During fiscal year 2014, the Company completed four acquisitions – in the first quarter, Medistad Holding BV (“Medistad”), a European manufacturing entity; in the second quarter, SoloHill Engineering, Inc. (“SoloHill”), a U.S. technology company; in the third quarter, the Life Sciences business of ATMI, Inc. (“ATMI LifeSciences”), a technology leader in the field of single-use bioprocess equipment and consumables for the biopharmaceutical and biotechnology industries; and in the fourth quarter, Filter Specialists, Inc. (“FSI”), a U.S. based worldwide supplier of filtration products and solutions.
The above transactions (the “2014 acquisitions”) were funded with available cash and borrowings under the Company's commercial paper program. Tangible and intangible assets acquired and liabilities assumed were recognized based upon their estimated fair values at the respective closing dates. The Company is currently in the process of finalizing the valuations of acquired tangible and intangible assets and liabilities for the SoloHill, ATMI LifeSciences, and FSI acquisitions, and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
The results of operations for the 2014 acquisitions since their respective acquisition dates are included in the accompanying condensed consolidated financial statements. The results of operations for FSI are reported in the Industrial Segment, and the results of operations for ATMI LifeSciences, Medistad, and SoloHill are reported in the Life Sciences segment. The impact of the 2014 acquisitions was not material, individually or in the aggregate, to the company's condensed consolidated financial position or results from operations. Additionally, assuming these transactions had occurred at the beginning of the respective fiscal years, the consolidated pro forma results would not be materially different from reported results for the three months ended October 31, 2014 and October 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read together with the accompanying condensed consolidated financial statements and notes thereto and other financial information in this Form 10-Q and in the Pall Corporation and its subsidiaries (hereinafter collectively referred to as the “Company”, “we” and “our”) Annual Report on Form 10-K for the fiscal year ended July 31, 2014 (“2014 Form 10-K”). Certain information is presented below excluding the impact of foreign exchange translation (“translational FX”) (i.e., had exchange rates not changed year over year). We consider year over year change excluding translational FX to be an important measure because by excluding the impact of volatility of exchange rates, underlying impact of volume and rate changes are evident. United States (“U.S.”) Dollar amounts discussed below are in thousands, unless otherwise indicated, except per share dollar amounts. In addition, per share dollar amounts are discussed on a diluted basis. Our gross margin is impacted by the fluctuation of the costs of products that are sourced in a currency different from the currency they are sold in (“transactional FX”) and our discussion of gross margin below may include references to this. We utilize certain estimates and assumptions that affect the reported financial information as well as to quantify the impact of various significant factors that contribute to the changes in our periodic results included in the discussion below.
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
Our forward-looking statements are subject to risks and uncertainties and are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by our forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I-Item 1A.-Risk Factors in the 2014 Form 10-K, and other reports we file with the Securities and Exchange Commission, including: the impact of disruptions in the supply of raw materials and key components for our products from suppliers, including limited or single source suppliers; the impact of terrorist acts, conflicts and wars or natural disasters; the extent to which special U.S. and foreign government laws and regulations, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, and regulations and procurement policies and practices, including regulations on import-export control, may expose us to liability or impair our ability to compete in international markets; the impact of a significant disruption in, or breach in security of, our information technology systems or we fail to implement, manage or integrate new systems, software and technologies successfully; the impact of economic, political, social and regulatory instability in emerging markets, and other risks characteristic of doing business in emerging markets; fluctuations in foreign currency exchange rates and interest rates; our ability to successfully complete or integrate acquisitions; product defects and unanticipated use or inadequate disclosure with respect to our products; our ability to develop innovative and competitive new products; the impact of global and regional economic conditions and legislative and political developments; our ability to comply with a broad array of regulatory requirements; the loss of one or more members of our senior management team and our ability to recruit and retain qualified management personnel; changes in the demand for our products and business relationships with key customers and suppliers; changes in product mix and product pricing, particularly with systems products and associated hardware and devices for our consumable filtration products; our ability to deliver our backlog on time; increases in manufacturing and operating costs and/or our ability to achieve the savings anticipated from our structural cost improvement initiative; the impact of environmental, health and safety laws and regulations, and violations; our ability to enforce patents or protect proprietary products and manufacturing techniques; costs and outcomes of pending or future litigation and the availability of insurance or indemnification rights; changes in our effective tax rate; the impact of certain risks associated with potential labor disruptions; our ability to compete effectively in domestic and global markets; and the effect of the restrictive covenants in our debt facilities. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We make these statements as of the date of this disclosure and undertake no obligation to update them, whether as a result of new information, future developments or otherwise.
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

Our reporting currency is the U.S. Dollar. Because we operate through subsidiaries or branches that transact in over thirty foreign currencies around the world, our earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. Dollar. We estimate that translational FX decreased sales by approximately $18,000 and earnings per share by approximately 5 cents in the three months ended October 31, 2014 when compared to the three months ended October 31, 2013.
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
These acquisitions did not have a material impact on our results from operations or financial position. See Note 16, Acquisitions, to the accompanying condensed consolidated financial statements for further detail.
In the U.S., some of our workforce at our Cortland, New York facility are represented by the United Auto Workers (“UAW”). The employees covered under this collective bargaining agreement represent approximately 7% of our global consumables production capacity. Our contract with the UAW expired in April 2014 and we continue to operate during our negotiations. On November 19, 2014, we declared an impasse in negotiations and have implemented our last, best and final offer to the UAW. Depending on the course of implementation of our last, best and final offer, we could incur additional costs and/or experience work stoppages which could adversely affect our business operations through a loss of revenue and strained relationships with customers.
RESULTS FROM OPERATIONS
Net Sales

	Three Months Ended
By Segment (dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Life Sciences	$352,464	$318,946
Industrial	344,028	310,833
Total Sales	$696,492	$629,779

	Three Months Ended
By Product (dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Consumables	$605,122	$550,669
Systems	91,370	79,110
Total Sales	$696,492	$629,779
The percentage change in sales for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 by segment, with and without the impact of translational FX, are presented below:

	Three Months
By Segment	% Change Excluding Translational FX	Translational FX %	Total % Change
Life Sciences	13.6	(3.1)	10.5
Industrial	13.3	(2.6)	10.7
Total	13.4	(2.8)	10.6

The percentage change in sales for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 by product, with and without the impact of translational FX, are presented below:

	Three Months
By Product	% Change Excluding Translational FX	Translational FX %	Total % Change
Consumables	12.6	(2.7)	9.9
Systems	19.4	(3.9)	15.5
Total	13.4	(2.8)	10.6
Total sales increased approximately 13% (excluding translational FX) reflecting growth in the BioPharmaceuticals and Food & Beverage markets in the Life Sciences segment and in all markets in the Industrial segment, partly offset by a decline in the Medical market in the Life Sciences segment. Acquisitions contributed approximately 470 basis points to total sales growth compared to last year. More details regarding sales by segment can be found in the discussions under the section “Segment Review.”
The approximate 13% increase in consumables sales (excluding translational FX) reflects the same trend as total sales discussed above. Increased pricing contributed approximately $2,900, or about 50 basis points, to consumables sales growth, reflecting increases in both segments.
The 19% increase in system sales (excluding translational FX) reflects timing of capital projects in both the Life Sciences and Industrial segments.
Gross Margin

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Gross Profit	$361,408	$325,714
% of sales	51.9	51.7
% change	11.0
The increase in overall gross margin of 20 basis points primarily reflects the impact of the following factors:

•	improved fixed cost leverage in our manufacturing facilities, and

•	improved pricing.
These factors were partly offset by the impact of lower gross margin rates from acquisitions and unfavorable transactional FX (particularly the Pound/Euro relationship).
More details regarding gross margin can be found in the discussions under the section “Segment Review.”

Selling, General and Administrative

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Selling, general and administrative	$202,656	$194,884
% of sales	29.1	30.9
% change	4.0
The decrease in selling, general and administrative expenses (“SG&A”) as a percent of sales of 180 basis points reflects savings generated by our structural cost improvement initiative and better fixed cost leverage, partly offset by inflationary increases in payroll and other costs.
Research & Development

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Research and development	$24,777	$23,267
% of sales	3.6	3.7
% change	6.5
The increase in research and development expenses (“R&D”), was primarily driven by spend related to our recent acquisitions.
Restructuring and Other Charges, Net

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Restructuring and other charges, net	$9,240	$9,198
In fiscal year 2012, we announced a multi-year strategic cost reduction initiative (“structural cost improvement initiative”). This initiative impacts both segments as well as the Corporate Services Group. Our goal is to properly position our cost structure globally to perform in the current economic environment without adversely impacting our growth or innovation potential.
Key components of the structural cost improvement initiative include:

•	the strategic alignment of our manufacturing, sales and R&D facilities to cost-effectively deliver high-quality products and superior service to our customers worldwide,

•	creation of regional and global shared financial services centers for the handling of accounting transaction processing and other accounting functions,

•	reorganization of sales functions, to more cost- efficiently deliver superior service to our customers globally, and

•	reductions in headcount across all functional areas, enabled by efficiencies gained through our ERP systems, as well as in order to align to economic conditions.
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
Restructuring and other charges (“ROTC”) in the three months ended October 31, 2014 and October 31, 2013 primarily reflect the expenses incurred in connection with our structural cost improvement initiative, as discussed above, including severance costs of $8,750 and $3,115 in the three months ended October 31, 2014 and October 31, 2013, respectively. In addition, the three months ended October 31, 2013 includes an increase of $4,440 to our previously established environmental reserves related to a matter in Pinellas Park, Florida.
The details of ROTC, as well as the activity related to restructuring liabilities that were recorded related to our structural cost improvement initiative, can be found in Note 6, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.

Interest Expense, Net

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Interest expense, net	$6,702	$5,977
The increase in net interest expense of $725 was primarily driven by an increase in income tax related interest expense.
Income Taxes

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Income taxes	$29,760	$20,875
Effective tax rate (%)	25.2	22.6
Excluding the impact of ROTC discussed above, the effective tax rate for the three months ended October 31, 2014 and October 31, 2013 would have been 23.8% and 22.2%, respectively. The effective tax rate for the three months ended October 31, 2014 was impacted by the expiration of certain tax extenders and unfavorable jurisdictional mix. We expect our effective tax rate for the full fiscal year 2015 to be approximately 23.0%, exclusive of the impact of ROTC and discrete items. The actual effective tax rate for the full fiscal year 2015 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies as well as other factors.
Net Earnings

	Three Months Ended
(dollars in thousands, except per share data)	Oct 31, 2014	Oct 31, 2013
Net Earnings	$88,273	$71,513
Diluted earnings per share	$0.81	$0.63
We estimate that translational FX decreased earnings per share by approximately 5 cents in the three months ended October 31, 2014 when compared to the three months ended October 31, 2013. The decrease in share count increased diluted earnings per share by approximately 3 cents.
SEGMENT REVIEW

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Sales:
Life Sciences	$352,464	$318,946
Industrial	344,028	310,833
Total	$696,492	$629,779
Segment profit:
Life Sciences segment profit	$86,480	$73,045
Industrial segment profit	64,232	50,482
Total segment profit	150,712	123,527
Corporate Services Group	16,737	15,964
ROTC	9,240	9,198
Interest expense, net	6,702	5,977
Earnings before income taxes	$118,033	$92,388

Life Sciences

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	% of Sales	Oct 31, 2013	% of Sales
Sales	$352,464		$318,946
Cost of sales	153,910	43.7	136,867	42.9
Gross margin	198,554	56.3	182,079	57.1
SG&A	97,171	27.6	94,091	29.5
R&D	14,903	4.2	14,943	4.7
Segment profit	$86,480	24.5	$73,045	22.9

	Three Months Ended
SALES (dollars in thousands)	Oct 31, 2014	Oct 31, 2013
By Market and Product
BioPharmaceuticals	$226,605	$196,118
Food & Beverage	43,168	43,569
Medical	53,446	55,717
Total Consumables sales	$323,219	$295,404
Systems Sales	29,245	23,542
Total Life Sciences Sales	$352,464	$318,946
By Region
Americas	$107,657	$97,776
Europe	176,033	161,930
Asia	68,774	59,240
Total Life Sciences Sales	$352,464	$318,946
The percentage change in sales for the three months ended October 31, 2014 compared to the three months ended October 31, 2013, with and without the impact of translational FX, are presented below:

	Three Months
SALES % CHANGE	% Change Excluding Translational FX	Translational FX %	Total % Change
By Market and Product
BioPharmaceuticals	18.4	(2.9)	15.5
Food & Beverage	3.9	(4.8)	(0.9)
Medical	(1.9)	(2.2)	(4.1)
Total Consumables sales	12.4	(3.0)	9.4
Systems Sales	27.6	(3.4)	24.2
Total Life Sciences sales	13.6	(3.1)	10.5
By Region
Americas	11.9	(1.8)	10.1
Europe	12.5	(3.8)	8.7
Asia	19.2	(3.1)	16.1
Total Life Sciences sales	13.6	(3.1)	10.5

The acquisitions of ATMI LifeSciences and SoloHill contributed approximately 440 basis points to Life Sciences consumables sales growth compared to last year.
BioPharmaceuticals consumables sales growth (excluding translational FX) reflects overall market strength, growth in single use systems, the benefit of acquisitions and to some extent the timing of shipments.
Food & Beverage consumables sales growth (excluding translational FX) reflects strength in Latin America and Asia, partly offset by market softness in Europe.
Medical consumables sales decline (excluding translational FX) reflects lower blood media sales as well as the impact of a large OEM shipment in the first quarter of fiscal year 2014 that did not repeat in the current quarter.
Life Sciences systems sales growth reflects timing of capital spending by BioPharmaceuticals and Food & Beverage customers.
Life Sciences segment profit grew 18%, with translational FX negatively impacting segment profit growth by approximately 600 basis points. Excluding translational FX, segment profit grew 24%. Segment profit margin increased 160 basis points reflecting a decline in SG&A of approximately 190 basis points and a decline in R&D of 50 basis points, partly offset by a 80 basis point decline in gross margin.
The decline in SG&A is primarily attributable to our structural cost improvement initiative and the benefit from increased leverage of fixed cost SG&A on a higher sales base. The 80 basis point decline in gross margin is primarily due to:

•	lower gross margin rates from acquisitions, and

•	unfavorable transactional FX (particularly the Pound/Euro relationship).
These factors were partly offset by improved fixed cost leverage in our manufacturing facilities and improved pricing.
Industrial

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	% of Sales	Oct 31, 2013	% of Sales
Sales	$344,028		$310,833
Cost of sales	181,174	52.7	167,198	53.8
Gross margin	162,854	47.3	143,635	46.2
SG&A	88,748	25.8	84,829	27.3
R&D	9,874	2.9	8,324	2.7
Segment profit	$64,232	18.7	$50,482	16.2

	Three Months Ended
SALES (dollars in thousands)	Oct 31, 2014	Oct 31, 2013
By Market and Product
Process Technologies	$144,926	$125,078
Aerospace	61,811	58,771
Microelectronics	75,166	71,416
Total Consumables sales	$281,903	$255,265
Systems Sales	62,125	55,568
Total Industrial Sales	$344,028	$310,833
By Region
Americas	$124,937	$100,575
Europe	99,790	98,696
Asia	119,301	111,562
Total Industrial Sales	$344,028	$310,833

The percentage change in sales for the three months ended October 31, 2014 compared to the three months ended October 31, 2013, with and without the impact of translational FX, are presented below:

	Three Months
SALES % CHANGE	% Change Excluding Translational FX	Translational FX %	Total % Change
By Market and Product
Process Technologies	19.0	(3.1)	15.9
Aerospace	5.7	(0.5)	5.2
Microelectronics	7.7	(2.4)	5.3
Total Consumables sales	12.8	(2.4)	10.4
Systems Sales	15.9	(4.1)	11.8
Total Industrial Sales	13.3	(2.6)	10.7
By Region
Americas	25.6	(1.4)	24.2
Europe	5.2	(4.1)	1.1
Asia	9.4	(2.5)	6.9
Total Industrial Sales	13.3	(2.6)	10.7
The acquisition of FSI contributed approximately 670 basis points to Industrial consumables sales growth compared to last year.
Process Technologies consumables sales increased 19% (excluding translational FX). The sales results excluding translational FX by key submarkets are discussed below:

•
Consumables sales in the Machinery & Equipment submarket, which represented a little over 20% of total Industrial consumables sales in the quarter, increased 18% primarily due to the impact of an acquisition, augmented by strength in Mobile OEM in the Americas. These factors were partly offset by weak market conditions in Europe and Asia.

•
Consumables sales in the Fuels & Chemicals submarket, which represented about 20% of total Industrial consumables sales in the quarter, increased about 29% driven by the impact of an acquisition, strong growth in Europe related to a large spares shipment and strong opening backlog as well as strength in Latin America.

•
Consumables sales in the Power Generation submarket, which represented less than 10% of total Industrial consumables sales in the quarter, were down slightly related to a decline in sales in the nuclear sector in Europe and the wind sector in Asia. These factors were largely offset by an increase in the Americas, where nuclear investment is driving growth.

Aerospace consumables sales increased on strength in Military OEM and helicopter program sales.
Microelectronics consumables sales growth reflects strength in Asia, particularly in E materials.
The increase in Industrial systems sales primarily reflects timing of capital spending in the Fuels & Chemicals submarket.
Industrial segment profit increased 27%, with translational FX negatively impacting segment profit growth by approximately 500 basis points. Excluding translational FX, segment profit grew 32%. Segment profit margin increased 250 basis points driven by a decline in SG&A of approximately 150 basis points and an increase in gross margin of 110 basis points, partly offset by an increase in R&D of 20 basis points.
The decline in SG&A is primarily attributable to our structural cost improvement initiative and the benefit from increased leverage of fixed cost SG&A on a higher sales base. The 110 basis point increase in gross margin reflects:

•	improved fixed cost leverage in our manufacturing facilities,

•	favorable end-market and customer mix, particularly Microelectronics and Fuels & Chemicals, and

•	improved pricing.
These factors were partly offset by lower gross margin rates from the FSI acquisition, and unfavorable transactional FX (particularly the Pound/Euro relationship).

Corporate Services Group

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Corporate Services Group expenses	$16,737	$15,964
% Change	4.8
The increase in Corporate Services Group expenses primarily reflects an increase in compensation related costs.
LIQUIDITY AND CAPITAL RESOURCES
We utilize cash flow generated from operations and our commercial paper program to meet our short-term liquidity needs. We consider our cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet our anticipated liquidity needs.
Net debt, was approximately $181,600 at October 31, 2014, compared to a net cash position of approximately $75,400 at July 31, 2014, a change of $257,000. The components of the change in net cash/(debt) are presented below:

(dollars in thousands)	As of Jul 31, 2014	Increase/Decrease	Translational FX	As of Oct 31, 2014
Cash	$964,110	$69,572	$(32,201)	$1,001,481
Debt	888,724	299,666	(5,277)	1,183,113
Net cash/(debt)	$75,386	$(230,094)	$(26,924)	$(181,632)
As of October 31, 2014, substantially all of our cash and cash equivalents was held by foreign subsidiaries. Repatriation of cash held outside the U.S. could be subject to restrictions in the host countries as well as both local and U.S. taxes. However, we do not expect these to have a material effect on our overall liquidity.
On April 11, 2013, we entered into a five-year $1,200,000 unsecured senior revolving credit facility (the “2013 Facility”) with a syndicate of banks, which was to mature on April 11, 2018. Borrowings under the 2013 Facility bore interest at either a variable rate based upon the London InterBank Offered Rate (U.S. Dollar, British Pound, Euro, Swiss Franc and Japanese Yen borrowings) or the European Union Banking Federation Rate (Euro borrowings) or at the prime rate of the Facility Agent (U.S. Dollar borrowing only). During the three months ended October 31, 2014, we amended and extended the 2013 Facility to a five-year $1,500,000 unsecured senior revolving credit facility with a syndicate of banks, which matures on August 11, 2019 (the “2015 Facility”). In connection with the 2015 Facility, we incurred deferred financing costs of $1,535 which, in addition to the unamortized costs from the 2013 Facility, will be amortized to interest expense over the term of the 2015 Facility. The covenants for the 2015 Facility are the same as in the 2013 Facility.
The 2015 Facility does not permit us to exceed a maximum consolidated leverage ratio of 3.5:1, based upon the trailing four quarters’ results. In addition, the 2015 Facility includes other covenants that under certain circumstances may restrict our ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of October 31, 2014, we did not have any outstanding borrowings under the 2015 Facility. As of October 31, 2014, we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
As of October 31, 2014, we had approximately $725,000 of outstanding commercial paper, which is recorded as notes payable in the current liability section of our accompanying condensed consolidated balance sheet. Commercial paper outstanding at October 31, 2014 carry interest rates ranging between 0.31% and 0.41% and maturities between 21 and 96 days. Commercial paper outstanding at any one time during the quarter had balances ranging from $425,000 to $1,185,000, carried interest rates ranging between 0.28% and 0.41% and original maturities between 13 and 96 days.

Cash Flow - Operating Activities

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Net cash provided by operating activities	$114,537	$85,897
Less capital expenditures	10,408	18,915
Free cash flow	$104,129	$66,982
Three Months ended October 31, 2014
The major items impacting net cash provided by operating activities include:

•	net earnings of $88,273;

•	non-cash reconciling items in net earnings, such as depreciation and amortization of long-lived assets of $30,598 and non-cash stock compensation of $11,516;

•	payments related to our Structural Cost Improvement initiative of $8,674, and

•	annual performance based compensation payments.
Improved working capital management, particularly improvement in days sales outstanding and days in inventory, benefited net cash provided by operating activities in the quarter.
Three Months ended October 31, 2013
The major items impacting net cash provided by operating activities include:

•	net earnings of $71,513;

•	non-cash reconciling items in net earnings, such as depreciation and amortization of long-lived assets of $27,348 and non-cash stock compensation of $6,131;

•	payments related to our Structural Cost Improvement initiative of $9,473; and

•	annual performance based compensation payments.
Improved working capital management also benefited net cash provided by operating activities in the quarter.
Free Cash Flow
We utilize free cash flow as one way to measure our current and future financial performance. Free cash flow is a non-GAAP financial measure and is not intended as an alternative measure of cash flow from operations as determined in accordance with GAAP. In addition, our calculation of free cash flow is not necessarily comparable to similar measures as calculated by other companies that do not use the same definition or implementation guidelines. The table above reconciles net cash provided by operating activities to free cash flow.
The increase in free cash flow in the three months ended October 31, 2014 compared to the three months ended October 31, 2013 reflects the increase in net cash provided by operating activities and a decrease in capital expenditures.
Depreciation and Amortization
Depreciation expense and amortization expense are presented below:

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Depreciation expense	$24,381	$22,624
Amortization expense	$6,217	$4,724

Cash Flow - Investing Activities

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Net cash (used)/provided by investing activities	$(10,275)	$(17,255)
Three Months ended October 31, 2014
The most significant drivers of net cash used by investing activities were:

•	capital expenditures of $10,408.
Three Months ended October 31, 2013
The most significant drivers of net cash used by investing activities include:

•	capital expenditures of $18,915.
Cash Flow - Financing Activities

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Net cash used by financing activities	$(29,719)	$(48,689)
Share repurchases in the three months ended October 31, 2014 and October 31, 2013, are presented below. For further information on the Company’s share buyback programs, see Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements.

	Three Months Ended
(dollars in thousands)	Oct 31, 2014	Oct 31, 2013
Share repurchases	$300,000	$125,000
Number of shares	3,056	1,371
In the three months ended October 31, 2014, we paid $300,000 under an Accelerated Share Repurchase (“ASR”) agreement and received an initial delivery of 3,056 shares. See Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements for further details.
We increased our quarterly dividend by 11% from 27.5 cents per share to 30.5 cents per share, effective with the dividend declared on October 9, 2014. Dividends paid in the three months ended October 31, 2014 and October 31, 2013, are presented below:

	Three Months Ended
(dollars in thousands, except per share data)	Oct 31, 2014	Oct 31, 2013
Dividends paid	$30,202	$27,947
Dividends declared per share	$0.305	$0.275
Non-Cash Working Capital
Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $588,100 at October 31, 2014 as compared with $588,400 at July 31, 2014. Excluding the impact of translational FX (discussed below), non-cash working capital increased approximately $21,900 compared to July 31, 2014.
Our balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In comparing spot exchange rates at October 31, 2014 to those at July 31, 2014, the Euro, the British Pound and the Japanese Yen have weakened against the U.S. Dollar. The impact of translational FX, decreased net inventory, net accounts receivable and other current assets by approximately $13,600, $19,500 and $4,300, respectively, as compared to July 31, 2014. Additionally, the impact of translational FX decreased accounts payable, accrued liabilities and income tax payable collectively by $15,200. The combination of these translational FX impacts decreased non-cash working capital by approximately $22,200.

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
The notional amount of foreign currency forward contracts entered into during the three months ended October 31, 2014 was $842,200. The notional amount of foreign currency forward contracts outstanding as of October 31, 2014 was $406,297 of which $91,008 are for cash flow hedges that cover monthly transactional exposures through November 2015. Our foreign currency balance sheet exposures resulted in the recognition of a gain within SG&A of approximately $5,427 in the three months ended October 31, 2014, before the impact of the measures described above. Including the impact of our foreign exchange derivative instruments, the net recognition within SG&A was a gain of approximately $917 in the three months ended October 31, 2014.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2014, the FASB issued authoritative guidance which changes the criteria for disposal of a component or a group of components of an entity to qualify as a discontinued operation. This revised guidance defines a discontinued operation as (i) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The guidance also requires expanded disclosures related to discontinued operations and added disclosure requirements for individually material disposal transactions that do not meet the discontinued operations criteria. This guidance becomes effective prospectively for our fiscal 2016 first quarter, with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available to be issued. We will apply this new guidance when it becomes effective. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There is no material change in the market risk information disclosed in Item 7A of the 2014 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES.
There were no changes in the Company’s internal control over financial reporting during the Company’s first quarter of fiscal year 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
(In thousands)
As previously disclosed in the 2014 Form 10-K, the Company is subject to various regulatory proceedings and litigation, including with respect to various environmental matters. Reference is also made to Note 5, Contingencies and Commitments, to the accompanying condensed consolidated financial statements.
Environmental Matters
The Company’s condensed consolidated balance sheet at October 31, 2014 includes liabilities for environmental matters of $18,896, which relate primarily to the environmental proceedings discussed in the 2014 Form 10-K and Note 5, Contingencies and Commitments, to the accompanying condensed consolidated financial statements of this Form 10-Q. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.
ITEM 1A. RISK FACTORS.
There is no material change in the risk factors reported in Item 1A of the 2014 Form 10-K. This report contains certain forward-looking statements that reflect management’s expectations regarding future events and operating performance and speak only as of the date hereof. These statements are subject to risks and uncertainties, which could cause actual results to differ materially. For a description of these risks see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors.”
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

	(In thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1, 2014 to August 31, 2014	3,056	$83.43	3,056	$381,873
September 1, 2014 to September 30, 2014	—	—	—	381,873
October 1, 2014 to October 31, 2014	—	—	—	581,873
Total	3,056	$83.43	3,056

(1)
As noted in Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements, the board of directors authorized amounts to be used to purchase shares of common stock over time, as market and business conditions warrant. There is no time restriction on these authorizations. In August 2014, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with a third-party financial institution to repurchase $300,000 of the Company’s common stock. Under the agreement, the Company paid $300,000 to the financial institution and received an initial delivery of approximately 3,056 shares at an aggregate cost of $255,000, with an average price per share of $83.43. These shares were included in treasury stock in the accompanying condensed balance sheet as of October 31, 2014. The remaining $45,000 was included in additional paid in capital in the accompanying condensed balance sheet as of October 31, 2014. The transaction was completed in the second quarter of fiscal year 2015, with the Company receiving approximately 405 additional shares, at which time the $45,000 initially included in additional paid in capital was reclassified to treasury stock. The final number of shares delivered upon settlement of the transaction was determined with reference to the average price of the Company's common stock over the term of the ASR agreement.

ITEM 6. EXHIBITS.
See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

December 2, 2014	/s/	AKHIL JOHRI
Akhil Johri Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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