Form 10-Q
period 2015-01-31
PALL CORP
filed 2015-02-25
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of February 23, 2015 was 106,645,105.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Jan 31, 2015	Jul 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,029,673	$964,110
Accounts receivable	527,847	615,713
Inventory	377,210	404,878
Other current assets	153,897	152,522
Total current assets	2,088,627	2,137,223
Property, plant and equipment	741,845	805,327
Goodwill	469,643	491,462
Intangible assets	218,776	242,423
Other non-current assets	149,017	176,078
Total assets	$3,667,908	$3,852,513
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$724,796	$424,943
Accounts payable	140,991	165,373
Accrued liabilities	265,954	328,397
Income taxes payable	56,542	60,775
Current portion of long-term debt	76,412	87,955
Dividends payable	32,518	30,203
Total current liabilities	1,297,213	1,097,646
Long-term debt, net of current portion	375,342	375,826
Income taxes payable – non-current	151,339	150,484
Deferred taxes	54,241	67,303
Other non-current liabilities	239,641	265,897
Total liabilities	2,117,776	1,957,156
Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	353,255	327,301
Retained earnings	2,618,509	2,512,961
Treasury stock, at cost	(1,232,024)	(942,780)
Accumulated other comprehensive income/(loss)	(202,404)	(14,921)
Total stockholders’ equity	1,550,132	1,895,357
Total liabilities and stockholders’ equity	$3,667,908	$3,852,513

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Net sales	$673,794	$676,969	$1,370,286	$1,306,748
Cost of sales	332,776	332,710	667,860	636,775
Gross profit	341,018	344,259	702,426	669,973
Selling, general and administrative expenses	191,834	196,299	394,490	391,183
Research and development	24,458	24,979	49,235	48,246
Restructuring and other charges, net	11,534	9,170	20,774	18,368
Interest expense, net	6,238	5,195	12,940	11,172
Earnings before income taxes	106,954	108,616	224,987	201,004
Provision for income taxes	22,555	24,950	52,315	45,825
Net earnings	$84,399	$83,666	$172,672	$155,179
Earnings per share:
Basic	$0.79	$0.76	$1.60	$1.39
Diluted	$0.78	$0.75	$1.59	$1.38
Dividends declared per share	$0.305	$—	$0.610	$0.275
Average shares outstanding:
Basic	107,139	110,720	107,639	111,263
Diluted	108,507	111,980	108,896	112,532

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Net earnings	$84,399	$83,666	$172,672	$155,179
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation	(119,915)	(21,938)	(201,212)	21,289
Pension liability adjustment	7,211	(71)	13,563	(665)
Unrealized investment gains/(losses)	61	(292)	(571)	(374)
Unrealized gains/(losses) on derivatives	1,953	3,126	737	5,581
Total other comprehensive income/(loss), net of income taxes	(110,690)	(19,175)	(187,483)	25,831
Comprehensive income/(loss)	$(26,291)	$64,491	$(14,811)	$181,010

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	Jan 31, 2015	Jan 31, 2014
OPERATING ACTIVITIES
Net cash provided by operating activities	$238,166	$205,595
INVESTING ACTIVITIES
Capital expenditures	(25,240)	(34,663)
Acquisition of businesses, net of cash acquired	(1,741)	(5,299)
Purchases of retirement benefit assets	(38,506)	(14,312)
Proceeds from retirement benefit assets	40,913	19,946
Proceeds from sale of assets	2,200	1,953
Other	(4,565)	(3,278)
Net cash used by investing activities	(26,939)	(35,653)
FINANCING ACTIVITIES
Notes payable	299,853	134,963
Dividends paid	(62,796)	(58,408)
Repayments of short-term debt	—	(3,927)
Repayments of long-term debt	(280)	(375)
Net proceeds from stock plans	8,169	7,130
Additions to deferred financing costs	(1,535)	—
Purchase of treasury stock	(304,105)	(250,000)
Excess tax benefits from stock-based compensation arrangements	2,475	9,444
Other	(1,458)	—
Net cash used by financing activities	(59,677)	(161,173)
Effect of exchange rate changes on cash and cash equivalents	(85,987)	6,179
Net increase in cash and cash equivalents	65,563	14,948
Cash and cash equivalents at beginning of year	964,110	936,886
Cash and cash equivalents at end of period	$1,029,673	$951,834
Supplemental Disclosures
Interest paid	$12,715	$11,844
Income taxes paid (net of refunds)	41,683	31,772

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
NOTE 2 – BALANCE SHEET DETAILS
The following tables provide details of selected balance sheet items:

	Jan 31, 2015	Jul 31, 2014
Accounts receivable:
Billed	$464,175	$556,928
Unbilled	77,250	72,681
Total	541,425	629,609
Less: Allowances for doubtful accounts	(13,578)	(13,896)
	$527,847	$615,713
Unbilled receivables principally relate to revenues accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

	Jan 31, 2015	Jul 31, 2014
Inventory:
Raw materials and components	$132,458	$117,581
Work-in-process	94,056	112,824
Finished goods	150,696	174,473
	$377,210	$404,878

	Jan 31, 2015	Jul 31, 2014
Property, plant and equipment:
Property, plant and equipment	$1,690,242	$1,776,983
Less: Accumulated depreciation and amortization	(948,397)	(971,656)
	$741,845	$805,327
NOTE 3 – GOODWILL AND INTANGIBLE ASSETS
The following table presents changes in the carrying value of goodwill, allocated by reportable segment:

	Life Sciences	Industrial	Total
Balance at July 31, 2014	$269,758	$221,704	$491,462
Acquisitions	—	2,617	2,617
Foreign currency translation / other	(18,572)	(5,864)	(24,436)
Balance at January 31, 2015	$251,186	$218,457	$469,643
Increase in acquisitions primarily related to working capital adjustment for acquisition of Filter Specialists, Inc.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Intangible assets consist of the following:

January 31, 2015	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$158,103	$68,661	$89,442
Customer-related intangibles	158,372	38,854	119,518
Trademarks	16,473	7,593	8,880
Other	3,477	2,541	936
	$336,425	$117,649	$218,776

July 31, 2014	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$165,727	$66,126	$99,601
Customer-related intangibles	165,759	33,845	131,914
Trademarks	16,971	7,130	9,841
Other	3,647	2,580	1,067
	$352,104	$109,681	$242,423
Intangible assets were primarily impacted by changes in the foreign exchange rates used to translate intangible assets of foreign subsidiaries.
Amortization expense for intangible assets for the three and six months ended January 31, 2015 was $6,029 and $12,246, respectively. Amortization expense for intangible assets for the three and six months ended January 31, 2014 was $4,655 and $9,379, respectively. Amortization expense is estimated to be approximately $10,819 for the remainder of fiscal year 2015, $21,521 in fiscal year 2016, $21,232 in fiscal year 2017, $21,098 in fiscal year 2018, $18,969 in fiscal year 2019, and $17,642 in fiscal year 2020.
NOTE 4 – TREASURY STOCK
The following table highlights the share repurchase authorizations in effect during fiscal year 2015:

	Date of Authorization
	Jan 17, 2013	Jul 17, 2014	Oct 9, 2014	Total
Amount available for repurchases as of July 31, 2014	$81,873	$600,000	$—	$681,873
New authorizations	—	—	200,000	200,000
Utilized	(81,873)	(222,232)	—	(304,105)
Amount available for repurchases as of January 31, 2015	$—	$377,768	$200,000	$577,768
The Company’s shares may be purchased over time as market and business conditions warrant. There is no time restriction on these authorizations. In August 2014, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with a third-party financial institution to repurchase $300,000 of the Company’s common stock. This transaction was completed in the second quarter of fiscal year 2015. Under the agreement, the Company paid $300,000 to the financial institution. Upon completion of the transaction, the Company received a total of 3,461 shares with an average price per share of $86.67. In addition, during the three months ended January 31, 2015, the Company purchased 44 shares on the open market for a total cost of $4,105 and an average price per share of $94.26.
During the six months ended January 31, 2015, 275 shares were issued under the Company’s stock-based compensation plans. At January 31, 2015, the Company held 21,341 treasury shares.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 5 – CONTINGENCIES AND COMMITMENTS
With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the Company’s 2014 Form 10-K and below, the Company has assessed the ultimate resolution of these matters and has reflected appropriate contingent liabilities in the condensed consolidated financial statements as of January 31, 2015 and July 31, 2014.
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
Environmental Matters
The Company’s condensed consolidated balance sheet at January 31, 2015 includes liabilities for environmental matters of $18,098 which relate primarily to the environmental proceedings discussed in the 2014 Form 10-K and as updated in this Note. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6 – RESTRUCTURING AND OTHER CHARGES, NET
The following tables summarize the restructuring and other charges (“ROTC”) recorded in the three and six months ended January 31, 2015 and January 31, 2014:

	Three Months Ended Jan 31, 2015			Six Months Ended Jan 31, 2015
	Restructuring (1)	Other Charges/(Gains) (2)	Total	Restructuring (1)	Other Charges/(Gains) (2)	Total
Severance benefits and other employment contract obligations	$6,271	$—	$6,271	$15,021	$—	$15,021
Professional fees and other costs, net of receipt of insurance claim payments	438	197	635	990	245	1,235
Impairment of assets	4,334	1,620	5,954	4,334	1,620	5,954
Reversal of excess restructuring reserves	(1,326)	—	(1,326)	(1,436)	—	(1,436)
	$9,717	$1,817	$11,534	$18,909	$1,865	$20,774
Cash	$5,383	$197	$5,580	$14,575	$245	$14,820
Non-cash	4,334	1,620	5,954	4,334	1,620	5,954
	$9,717	$1,817	$11,534	$18,909	$1,865	$20,774

	Three Months Ended Jan 31, 2014			Six Months Ended Jan 31, 2014
	Restructuring (1)	Other Charges/(Gains) (2)	Total	Restructuring (1)	Other Charges/(Gains) (2)	Total
Severance benefits and other employment contract obligations	$7,347	$(844)	$6,503	$10,462	$(402)	$10,060
Professional fees and other costs, net of receipt of insurance claim payments	894	2,053	2,947	2,137	2,195	4,332
Impairment of assets	—	—	—	—	160	160
Environmental matters	—	—	—	—	4,440	4,440
Reversal of excess restructuring reserves	(280)	—	(280)	(624)	—	(624)
	$7,961	$1,209	$9,170	$11,975	$6,393	$18,368
Cash	$7,961	$1,209	$9,170	$11,975	$6,233	$18,208
Non-cash	—	—	—	—	160	160
	$7,961	$1,209	$9,170	$11,975	$6,393	$18,368

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
Key components of the structural cost improvement initiative include:

▪	the strategic alignment of manufacturing, sales and R&D facilities to cost-effectively deliver high-quality products and superior service to the Company’s customers worldwide,

▪	creation of regional and global shared financial services centers for the handling of accounting transaction processing and other accounting functions,

▪	reorganization of sales functions, to more cost-efficiently deliver superior service to the Company’s customers globally, and

▪	reductions in headcount across all functional areas, enabled by efficiencies gained through the Company’s ERP systems, as well as in order to align to economic conditions.
Restructuring charges recorded in the three and six months ended January 31, 2015 and January 31, 2014 primarily reflect the expenses incurred in connection with the Company’s structural cost improvement initiative as discussed above. Restructuring charges recorded in the three and six months ended January 31, 2015 also include the impairment of assets related to the exit of an immaterial product line.
(2) Other Charges/(Gains):
Severance benefits and other employment contract obligations: In the three and six months ended January 31, 2014, the Company recorded adjustments related to certain employment contract obligations.
Professional fees and other: In the three months ended January 31, 2014, the Company recorded acquisition related legal and other professional fees.
Impairment of assets: In the three months ended January 31, 2015, the Company recorded an impairment related to a redundant software project.
Environmental matters: In the six months ended January 31, 2014, the Company increased its previously established environmental reserve related to a matter in Pinellas Park, Florida.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table summarizes the activity related to restructuring liabilities recorded for the Company’s structural cost improvement initiative which began in fiscal year 2012:

	Severance	Other	Total
Original charge	$61,852	$3,448	$65,300
Utilized	(27,365)	(2,798)	(30,163)
Translation	(123)	(47)	(170)
Balance at July 31, 2012	$34,364	$603	$34,967
Additions	21,637	2,840	24,477
Utilized	(29,574)	(1,936)	(31,510)
Reversal of excess reserves	(500)	(57)	(557)
Translation	313	23	336
Balance at July 31, 2013	$26,240	$1,473	$27,713
Additions	27,803	4,419	32,222
Utilized	(26,178)	(4,596)	(30,774)
Reversal of excess reserves	(1,923)	(107)	(2,030)
Translation	230	39	269
Balance at July 31, 2014	$26,172	$1,228	$27,400
Additions	15,021	990	16,011
Utilized	(17,997)	(1,207)	(19,204)
Reversal of excess reserves	(1,429)	(7)	(1,436)
Translation	(2,563)	(103)	(2,666)
Balance at January 31, 2015	$19,204	$901	$20,105
NOTE 7 – INCOME TAXES
The Company’s effective tax rates for the six months ended January 31, 2015 and January 31, 2014 were 23.3% and 22.8%, respectively. For the six months ended January 31, 2015 and January 31, 2014, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations.
At January 31, 2015 and July 31, 2014, the Company had gross unrecognized income tax benefits of $200,144 and $202,564, respectively. During the six months ended January 31, 2015, the amount of gross unrecognized tax benefits decreased by $2,420, primarily due to the recognition of a tax position taken in a prior year and the impact of foreign currency translation partially offset by tax positions taken during the current period. As of January 31, 2015, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $163,857.
At January 31, 2015 and July 31, 2014, the Company had liabilities of $15,343 and $14,556, respectively, for potential payment of interest and penalties.
Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $43,963.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 8 – COMPONENTS OF NET PERIODIC PENSION COST
Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Service cost	$2,589	$2,170	$883	$997	$3,472	$3,167
Interest cost	2,896	3,027	3,771	4,321	6,667	7,348
Expected return on plan assets	(2,484)	(2,324)	(3,640)	(3,542)	(6,124)	(5,866)
Amortization of prior service cost/(credit)	364	395	1	(10)	365	385
Amortization of actuarial loss	1,019	1,345	1,299	1,425	2,318	2,770
Net periodic benefit cost	$4,384	$4,613	$2,314	$3,191	$6,698	$7,804

	Six Months Ended
	U.S. Plans		Foreign Plans		Total
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Service cost	$5,178	$4,340	$1,838	$1,993	$7,016	$6,333
Interest cost	5,792	6,055	7,759	8,525	13,551	14,580
Expected return on plan assets	(4,967)	(4,649)	(7,484)	(6,980)	(12,451)	(11,629)
Amortization of prior service cost/(credit)	729	790	2	(21)	731	769
Amortization of actuarial loss	2,038	2,689	2,673	2,811	4,711	5,500
Net periodic benefit cost	$8,770	$9,225	$4,788	$6,328	$13,558	$15,553
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
The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and six months ended January 31, 2015 and January 31, 2014 are reflected in the table below:

	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Restricted stock units	$5,100	$6,254	$13,323	$10,447
Stock options	1,949	1,965	3,903	3,486
MSPP	1,454	972	2,519	1,164
ESPP	263	273	537	498
	$8,766	$9,464	$20,282	$15,595

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 10 – EARNINGS PER SHARE
The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that any cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Equity awards aggregating 477 and 506 were not included in the computation of diluted shares for the three months ended January 31, 2015 and January 31, 2014, respectively, because their effect would have been antidilutive. For the six months ended January 31, 2015 and January 31, 2014, 190 and 921 antidilutive shares, respectively, were excluded. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Basic shares outstanding	107,139	110,720	107,639	111,263
Effect of stock plans	1,368	1,260	1,257	1,269
Diluted shares outstanding	108,507	111,980	108,896	112,532
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2015:

	Fair Value Measurements
	As of Jan 31, 2015	Level 1	Level 2	Level 3
Financial Assets Carried at Fair Value
Money market funds	$6,951	$6,951	$—	$—
Available-for-sale securities:
Equity securities	860	860	—	—
Debt securities:
Corporate	28,898	—	28,898	—
U.S. Treasury	10,663	—	10,663	—
Federal agency	12,591	—	12,591	—
Mortgage-backed	8,218	—	8,218	—
Trading securities	817	817	—	—
Derivative financial instruments:
Foreign exchange forward contracts	7,893	—	7,893	—
Financial Liabilities Carried at Fair Value
Derivative financial instruments:
Foreign exchange forward contracts	3,351	—	3,351	—
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
NOTE 12 – INVESTMENT SECURITIES
The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the benefits protection trusts at January 31, 2015 range from 2015 to 2046.

January 31, 2015	Cost/Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains/(Losses)
Equity securities	$703	$860	$157	$—	$157
Debt securities:
Corporate	27,843	28,898	1,061	(6)	1,055
U.S. Treasury	10,391	10,663	280	(8)	272
Federal agency	11,716	12,591	875	—	875
Mortgage-backed	8,147	8,218	72	(1)	71
	$58,800	$61,230	$2,445	$(15)	$2,430

July 31, 2014	Cost/Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains/(Losses)
Equity securities	$4,160	$4,748	$588	$—	$588
Debt securities:
Corporate	28,987	30,243	1,259	(3)	1,256
U.S. Treasury	9,478	9,724	246	—	246
Federal agency	12,778	13,719	941	—	941
Mortgage-backed	11,219	11,405	190	(4)	186
	$66,622	$69,839	$3,224	$(7)	$3,217

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

January 31, 2015	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
Debt securities:
Corporate	$1,701	$(6)	$—	$—	$1,701	$(6)
U.S. Treasury	906	(8)	—	—	906	(8)
Mortgage-backed	1,381	(1)	—	—	1,381	(1)
	$3,988	$(15)	$—	$—	$3,988	$(15)

July 31, 2014	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
Debt securities:
Corporate	$3,384	$(3)	$—	$—	$3,384	$(3)
Mortgage-backed	1,919	(4)	—	—	1,919	(4)
	$5,303	$(7)	$—	$—	$5,303	$(7)
The following table shows the proceeds and gross gains and losses from the sale of available-for-sale and trading investments primarily related to the Company's benefits protection trust for the three and six months ended January 31, 2015 and January 31, 2014:

	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Proceeds from sales	$17,693	$2,558	$33,749	$3,058
Realized gross gains on sales	515	84	573	84
Realized gross losses on sales	7	99	12	100
The following is a summary of the Company’s trading securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets.

	Jan 31, 2015	Jul 31, 2014
Equity securities	$817	$819
Total trading securities	$817	$819
The following table shows the net gains and losses recognized on trading securities for the three and six months ended January 31, 2015 and January 31, 2014:

	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Gains/(losses), net recognized for securities held	$(4)	$7	$(32)	$23
Gains/(losses), net recognized for securities sold	—	—	1	—
Total gains/(losses), net recognized	$(4)	$7	$(31)	$23

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages certain financial exposures through a risk management program that includes the use of foreign exchange derivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard & Poors and “A2” by Moody’s Investor Services, in accordance with the Company’s policies. The Company does not utilize derivative instruments for trading or speculative purposes. As of January 31, 2015, the Company had foreign currency forward contracts outstanding with notional amounts aggregating $390,756, whose fair values were a net asset of $4,542.
Foreign Exchange Related
a. Derivatives Not Designated as Hedging Instruments
The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts not designated as hedging instruments entered into during the three and six months ended January 31, 2015 was $565,333 and $1,387,104, respectively. The notional amount of foreign currency forward contracts outstanding that were not designated as hedging instruments as of January 31, 2015 was $308,896.
b. Cash Flow Hedges
The Company uses foreign exchange forward contracts for cash flow hedging on its future transactional exposure to the Euro due to changes in market rates to exchange Euros for British Pounds. The hedges cover a British subsidiary (British Pound functional) with Euro revenues and a Swiss subsidiary (Euro functional) with British Pound expenses. The probability of the occurrence of these transactions is high and the Company’s assessment is based on observable facts including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to lock a portion of the British Pound equivalent amount of Euro sales for the British subsidiary and a portion of the Euro equivalent amount of British Pound expenses for the Swiss subsidiary at the agreed upon exchange rates in the foreign exchange forward contracts. The notional amount of foreign currency forward contracts designated as hedging instruments entered into during the three and six months ended January 31, 2015 was $18,975 and $39,404, respectively. The notional amount of foreign currency forward contracts outstanding designated as hedging instruments as of January 31, 2015 was $81,859 and covers certain monthly transactional exposures through February 2016.
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

January 31, 2015	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$5,729	Other current liabilities	$—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$2,164	Other current liabilities	$3,351
Total derivatives		$7,893		$3,351
Nonderivative instruments designated as hedging instruments
Net investment hedge			Current portion of Long-term debt	$76,086

July 31, 2014	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$4,755	Other current liabilities	$3
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,176	Other current liabilities	$1,723
Total derivatives		$5,931		$1,726
Nonderivative instruments designated as hedging instruments
Net investment hedge			Current portion of Long-term debt	$87,570
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three and six months ended January 31, 2015 and January 31, 2014 are presented as follows:

Derivatives in cash flow hedging relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Three Months Ended			Three Months Ended
	Jan 31, 2015	Jan 31, 2014		Jan 31, 2015	Jan 31, 2014
Foreign exchange forward contracts	$3,806	$3,489	Net sales	$560	$113
			Cost of sales	847	(46)
Total derivatives	$3,806	$3,489		$1,407	$67

Derivatives in cash flow hedging relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Six Months Ended			Six Months Ended
	Jan 31, 2015	Jan 31, 2014		Jan 31, 2015	Jan 31, 2014
Foreign exchange forward contracts	$4,397	$5,310	Net sales	$1,120	$112
			Cost of sales	1,938	(866)
Total derivatives	$4,397	$5,310		$3,058	$(754)

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended January 31, 2015 and January 31, 2014.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three and six months ended January 31, 2015 and January 31, 2014 are presented as follows:

Derivatives not designated as hedging relationships	Location of Gain/(Loss) Recognized in Earnings on Derivatives	Amount of Gain/(Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
		Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Foreign exchange forward contracts	Selling, general and administrative expenses	$(5,910)	$(2,793)	$(10,420)	$(2,343)
The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three and six months ended January 31, 2015 and January 31, 2014 are presented as follows:

Nonderivatives designated as hedging relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Three Months Ended			Three Months Ended
	Jan 31, 2015	Jan 31, 2014		Jan 31, 2015	Jan 31, 2014
Net investment hedge	$6,336	$3,735	N/A	$—	$—

Nonderivatives designated as hedging relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Six Months Ended			Six Months Ended
	Jan 31, 2015	Jan 31, 2014		Jan 31, 2015	Jan 31, 2014
Net investment hedge	$11,484	$4,176	N/A	$—	$—

(b)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three and six months ended January 31, 2015 and January 31, 2014.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component are presented below:

	Foreign Currency Translation	Defined Benefit Pension Plan	Unrealized Investment Gains/(Losses)	Unrealized Gains/(Losses) on Derivatives	Accumulated Other Comprehensive Income/(Loss)
Balance at July 31, 2014	$98,689	$(121,280)	$2,880	$4,790	$(14,921)
Other comprehensive income/(loss) before reclassifications	(201,212)	—	(259)	3,540	(197,931)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	3,822	(312)	(2,803)	707
Foreign exchange adjustments and other	—	9,741	—	—	9,741
Balance at January 31, 2015	$(102,523)	$(107,717)	$2,309	$5,527	$(202,404)

	Foreign Currency Translation	Defined Benefit Pension Plan	Unrealized Investment Gains/(Losses)	Unrealized Gains/(Losses) on Derivatives	Accumulated Other Comprehensive Income/(Loss)
Balance at July 31, 2013	$84,598	$(125,211)	$2,123	$(2,302)	$(40,792)
Other comprehensive income/(loss) before reclassifications	21,289	—	(450)	4,817	25,656
Amounts reclassified from accumulated other comprehensive income/(loss)	—	4,330	76	764	5,170
Foreign exchange adjustments and other	—	(4,995)	—	—	(4,995)
Balance at January 31, 2014	$105,887	$(125,876)	$1,749	$3,279	$(14,961)
Reclassifications out of accumulated other comprehensive income/(loss) are presented below:

	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statement of Earnings
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Defined benefit pension plan:
Amortization of prior service cost	$(365)	$(385)	$(731)	$(769)	Note (a)
Recognized actuarial gain/(loss)	(2,318)	(2,770)	(4,711)	(5,500)	Note (a)
Total before tax	(2,683)	(3,155)	(5,442)	(6,269)
Tax (expense)/benefit	753	974	1,620	1,939
Net of tax	$(1,930)	$(2,181)	$(3,822)	$(4,330)
Unrealized investment gains/(losses):
Realized investment gain/(loss)	$458	$(62)	$475	$(119)	Selling, general and administrative
Tax (expense)/benefit	(157)	23	(163)	43
Net of tax	$301	$(39)	$312	$(76)
Unrealized gains/(losses) on derivatives:
Foreign exchange forward contracts	$560	$113	$1,120	$112	Sales
Foreign exchange forward contracts	847	(46)	1,938	(866)	Cost of sales
Total before tax	1,407	67	3,058	(754)
Tax (expense)/benefit	(108)	(24)	(255)	(10)
Net of tax	$1,299	$43	$2,803	$(764)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8, Components of Net Periodic Pension Cost, for additional details).

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 15 – SEGMENT INFORMATION
The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.
The following table presents sales and segment profit by business segment reconciled to earnings before income taxes for the three and six months ended January 31, 2015 and January 31, 2014.

	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Sales:
Life Sciences	$358,456	$353,230	$710,920	$672,176
Industrial	315,338	323,739	659,366	634,572
Total	$673,794	$676,969	$1,370,286	$1,306,748
Segment Profit:
Life Sciences	$88,882	$90,856	$175,362	$163,901
Industrial	50,939	46,891	115,171	97,373
Total segment profit	139,821	137,747	290,533	261,274
Corporate Services Group	15,095	14,766	31,832	30,730
ROTC	11,534	9,170	20,774	18,368
Interest expense, net	6,238	5,195	12,940	11,172
Earnings before income taxes	$106,954	$108,616	$224,987	$201,004
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
The above transactions (the “2014 acquisitions”) were funded with available cash and borrowings under the Company's commercial paper program. Tangible and intangible assets acquired and liabilities assumed were recognized based upon their estimated fair values at the respective closing dates. The Company is currently in the process of finalizing the valuations of acquired tangible and intangible assets and liabilities for the ATMI LifeSciences and FSI acquisitions, and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
The results of operations for the 2014 acquisitions since their respective acquisition dates are included in the accompanying condensed consolidated financial statements. The results of operations for FSI are reported in the Industrial Segment, and the results of operations for ATMI LifeSciences, Medistad, and SoloHill are reported in the Life Sciences segment. The impact of the 2014 acquisitions was not material, individually or in the aggregate, to the Company's condensed consolidated financial position or results from operations. Additionally, assuming these transactions had occurred at the beginning of the respective fiscal years, the consolidated pro forma results would not be materially different from reported results for the three and six months ended January 31, 2015 and January 31, 2014.

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

Our reporting currency is the U.S. Dollar. Because we operate through subsidiaries or branches that transact in over thirty foreign currencies around the world, our earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. Dollar. We estimate that translational FX decreased sales by approximately $45,900 and earnings per share by approximately 10 cents in the three months ended January 31, 2015 when compared to the three months ended January 31, 2014. We estimate that translational FX decreased sales by approximately $63,800 and earnings per share by approximately 14 cents in the six months ended January 31, 2015 when compared to the six months ended January 31, 2014.
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
In the U.S., some of our workforce at our Cortland, New York facility are represented by the United Auto Workers (“UAW”). The employees covered under this collective bargaining agreement represent approximately 7% of our global consumables production capacity. Our contract with the UAW expired in April 2014 and we continued to operate during our negotiations. On November 19, 2014, we declared an impasse in negotiations and implemented our last, best and final offer to the UAW. After further negotiations, we reached agreement with the employees represented by the UAW and have entered into a new three year contract effective December 20, 2014. The settlement has no material impact on our costs and there was no material adverse impact to our business operations either during the pendency of the negotiations or thereafter.
RESULTS FROM OPERATIONS
Net Sales

By Segment (dollars in thousands)	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Life Sciences	$358,456	$353,230	$710,920	$672,176
Industrial	315,338	323,739	659,366	634,572
Total Sales	$673,794	$676,969	$1,370,286	$1,306,748

By Product (dollars in thousands)	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Consumables	$589,560	$589,301	$1,194,682	$1,139,970
Systems	84,234	87,668	175,604	166,778
Total Sales	$673,794	$676,969	$1,370,286	$1,306,748
The percentage change in sales for the three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014 by segment, with and without the impact of translational FX, are presented below:

By Segment	Three Months			Six Months
	% Change Excluding Translational FX	Translational FX %	Total % Change	% Change Excluding Translational FX	Translational FX %	Total % Change
Life Sciences	8.9	(7.4)	1.5	11.1	(5.3)	5.8
Industrial	3.5	(6.1)	(2.6)	8.3	(4.4)	3.9
Total	6.3	(6.8)	(0.5)	9.7	(4.8)	4.9

The percentage change in sales for the three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014 by product, with and without the impact of translational FX, are presented below:

By Product	Three Months			Six Months
	% Change Excluding Translational FX	Translational FX %	Total % Change	% Change Excluding Translational FX	Translational FX %	Total % Change
Consumables	6.8	(6.8)	—	9.6	(4.8)	4.8
Systems	3.1	(7.0)	(3.9)	10.8	(5.5)	5.3
Total	6.3	(6.8)	(0.5)	9.7	(4.8)	4.9
Three Months
Total sales increased approximately 6% (excluding translational FX) reflecting growth in all markets in the Life Sciences and Industrial segments. Acquisitions contributed approximately 410 basis points to total sales growth compared to last year. More details regarding sales by segment can be found in the discussions under the section “Segment Review.”
The approximate 7% increase in consumables sales (excluding translational FX) reflects growth in all markets in the Life Sciences segment and in the Aerospace and Microelectronics markets in the Industrial segment. Consumables sales in the Process Technologies market in the Industrial segment were flat. Increased pricing contributed approximately $3,500, or about 60 basis points, to consumables sales growth, reflecting increases in both segments.
The 3% increase in system sales (excluding translational FX) reflects an increase in the Industrial segment partly offset by a decline in the Life Sciences segment, both of which were related to the timing of capital projects.
Six Months
Total sales increased approximately 10% (excluding translational FX) reflecting growth in the BioPharmaceuticals and Food & Beverage markets in the Life Sciences segment and in all markets in the Industrial segment. Total sales in the Medical market in the Life Sciences segment were flat. Acquisitions contributed approximately 440 basis points to total sales growth compared to last year. More details regarding sales by segment can be found in the discussions under the section “Segment Review.”
The approximate 10% increase in consumables sales (excluding translational FX) reflects the same trend as total sales discussed above. Increased pricing contributed approximately $6,400, or about 60 basis points, to consumables sales growth, reflecting increases in both segments.
The 11% increase in system sales (excluding translational FX) reflects timing of capital projects in both the Life Sciences and Industrial segments.
Gross Margin

(dollars in thousands)	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Gross Profit	$341,018	$344,259	$702,426	$669,973
% of sales	50.6	50.9	51.3	51.3
% change	(0.9)		4.8
Three Months
The decrease in overall gross margin of 30 basis points primarily reflects the impact of the following factors:

•	the impact of lower gross margin rates from acquisitions, and

•	unfavorable transactional FX (particularly the Yen/U.S. dollar, Yen/Euro and Pound/Euro relationships).
These factors were partly offset by improved fixed cost leverage in our manufacturing facilities, improved systems margins in the Industrial segment and improved pricing.
More details regarding gross margin can be found in the discussions under the section “Segment Review.”

Six Months
Overall gross margin was flat as the impact of improved fixed cost leverage in our manufacturing facilities and improved pricing, was offset by lower gross margin rates from acquisitions and unfavorable transactional FX.
Selling, General and Administrative

(dollars in thousands)	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Selling, general and administrative	$191,834	$196,299	$394,490	$391,183
% of sales	28.5	29.0	28.8	29.9
% change	(2.3)		0.8
Three Months
The decrease in selling, general and administrative expenses (“SG&A”) as a percent of sales of 50 basis points primarily reflects a decrease in costs related to the departure of the Company's Chief Financial Officer and savings generated by our structural cost improvement initiative, partly offset by inflationary increases in payroll and other costs.
Six Months
The decrease in SG&A as a percent of sales of 110 basis points primarily reflects a decrease in costs related to the departure of the Company's Chief Financial Officer, savings generated by our structural cost improvement initiative and better fixed cost leverage, partly offset by inflationary increases in payroll and other costs.
Research & Development

(dollars in thousands)	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Research and development	$24,458	$24,979	$49,235	$48,246
% of sales	3.6	3.7	3.6	3.7
% change	(2.1)		2.0
Three Months
Excluding translational FX, research and development (“R&D”) expenses increased slightly due to spend related to our recent acquisitions as well as inflationary increases in payroll and other costs.
Six Months
Excluding translational FX, R&D expenses increased 3% due to spend related to our recent acquisitions as well as inflationary increases in payroll and other costs.
Restructuring and Other Charges, Net

(dollars in thousands)	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Restructuring and other charges, net	$11,534	$9,170	$20,774	$18,368
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
Restructuring and other charges (“ROTC”) in the three and six months ended January 31, 2015 primarily reflect the expenses incurred in connection with our structural cost improvement initiative, as discussed above, including severance costs of $6,271 and $15,021 in the three and six months ended January 31, 2015, respectively. Also included are impairments of assets related to the exit of an immaterial product line as well as a redundant software project.
ROTC in the three and six months ended January 31, 2014 primarily reflect the expenses incurred in connection with our structural cost improvement initiative, as discussed above, including severance costs of $7,347 and $10,462 in the three and six months ended January 31, 2014, respectively. In addition, the six months ended January 31, 2014 includes an increase of $4,440 to our previously established environmental reserves related to a matter in Pinellas Park, Florida.
The details of ROTC, as well as the activity related to restructuring liabilities that were recorded related to our structural cost improvement initiative, can be found in Note 6, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.
Interest Expense, Net

(dollars in thousands)	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Interest expense, net	$6,238	$5,195	$12,940	$11,172
Three Months
The increase in net interest expense of $1,043 was primarily driven by an increase in commercial paper borrowing as well as an increase in income tax related interest expense.
Six Months
The increase in net interest expense of $1,768 was primarily driven by an increase in income tax related interest expense and an increase in commercial paper borrowing, partly offset by increased interest income.
Income Taxes

(dollars in thousands)	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Income taxes	$22,555	$24,950	$52,315	$45,825
Effective tax rate (%)	21.1	23.0	23.3	22.8
Excluding the impact of ROTC discussed above, the effective tax rate for the three months ended January 31, 2015 and January 31, 2014 would have been 19.4% and 22.0%, respectively. Excluding the impact of ROTC discussed above, the effective tax rate for the six months ended January 31, 2015 and January 31, 2014 would have been 21.7% and 22.1%, respectively. The decrease in the effective tax rate for the three and six months ended January 31, 2015 resulted primarily from the retroactive aspects of the Tax Increase Prevention Act of 2014 enacted during the second quarter. We expect our effective tax rate for the full fiscal year 2015 to be approximately 22.5%, exclusive of the impact of ROTC and discrete items. The actual effective tax rate for the full fiscal year 2015 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies as well as other factors.

Net Earnings

(dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Net Earnings	$84,399	$83,666	$172,672	$155,179
Diluted earnings per share	$0.78	$0.75	$1.59	$1.38
Three Months
We estimate that translational FX decreased earnings per share by approximately 10 cents in the three months ended January 31, 2015 when compared to the three months ended January 31, 2014. The decrease in share count increased diluted earnings per share by approximately 2 cents.
Six Months
We estimate that translational FX decreased earnings per share by approximately 14 cents in the six months ended January 31, 2015 when compared to the six months ended January 31, 2014. The decrease in share count increased diluted earnings per share by approximately 5 cents.
SEGMENT REVIEW

(dollars in thousands)	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Sales:
Life Sciences	$358,456	$353,230	$710,920	$672,176
Industrial	315,338	323,739	659,366	634,572
Total	$673,794	$676,969	$1,370,286	$1,306,748
Segment profit:
Life Sciences segment profit	$88,882	$90,856	$175,362	$163,901
Industrial segment profit	50,939	46,891	115,171	97,373
Total segment profit	139,821	137,747	290,533	261,274
Corporate Services Group	15,095	14,766	31,832	30,730
ROTC	11,534	9,170	20,774	18,368
Interest expense, net	6,238	5,195	12,940	11,172
Earnings before income taxes	$106,954	$108,616	$224,987	$201,004

Life Sciences

(dollars in thousands)	Three Months Ended				Six Months Ended
	Jan 31, 2015	% of Sales	Jan 31, 2014	% of Sales	Jan 31, 2015	% of Sales	Jan 31, 2014	% of Sales
Sales	$358,456		$353,230		$710,920		$672,176
Cost of sales	161,518	45.1	153,167	43.4	315,428	44.4	290,034	43.1
Gross margin	196,938	54.9	200,063	56.6	395,492	55.6	382,142	56.9
SG&A	93,264	26.0	92,959	26.3	190,435	26.8	187,050	27.8
R&D	14,792	4.1	16,248	4.6	29,695	4.2	31,191	4.6
Segment profit	$88,882	24.8	$90,856	25.7	$175,362	24.7	$163,901	24.4

SALES (dollars in thousands)	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
By Market and Product
BioPharmaceuticals	$231,421	$218,625	$458,026	$414,743
Food & Beverage	43,185	44,054	86,353	87,623
Medical	53,991	56,660	107,437	112,377
Total Consumables sales	$328,597	$319,339	$651,816	$614,743
Systems Sales	29,859	33,891	59,104	57,433
Total Life Sciences Sales	$358,456	$353,230	$710,920	$672,176
By Region
Americas	$112,418	$102,313	$220,075	$200,089
Europe	176,821	186,825	352,854	348,755
Asia	69,217	64,092	137,991	123,332
Total Life Sciences Sales	$358,456	$353,230	$710,920	$672,176
The percentage change in sales for the three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014, with and without the impact of translational FX, are presented below:

SALES % CHANGE	Three Months			Six Months
	% Change Excluding Translational FX	Translational FX %	Total % Change	% Change Excluding Translational FX	Translational FX %	Total % Change
By Market and Product
BioPharmaceuticals	13.3	(7.4)	5.9	15.7	(5.3)	10.4
Food & Beverage	7.8	(9.8)	(2.0)	5.9	(7.3)	(1.4)
Medical	1.8	(6.5)	(4.7)	—	(4.4)	(4.4)
Total Consumables sales	10.5	(7.6)	2.9	11.4	(5.4)	6.0
Systems Sales	(6.5)	(5.4)	(11.9)	7.5	(4.6)	2.9
Total Life Sciences sales	8.9	(7.4)	1.5	11.1	(5.3)	5.8
By Region
Americas	11.5	(1.6)	9.9	11.7	(1.7)	10.0
Europe	5.4	(10.8)	(5.4)	8.7	(7.5)	1.2
Asia	14.9	(6.9)	8.0	16.9	(5.0)	11.9
Total Life Sciences sales	8.9	(7.4)	1.5	11.1	(5.3)	5.8

Three Months
The acquisition of ATMI LifeSciences contributed approximately 400 basis points to Life Sciences consumables sales growth compared to last year.
BioPharmaceuticals consumables sales growth (excluding translational FX) reflects overall market strength, growth in single use systems, and the benefit of the ATMI LifeSciences acquisition.
Food & Beverage consumables sales growth (excluding translational FX) reflects growth in all three regions.
Medical consumables sales growth (excluding translational FX) reflects an increase in OEM sales partly offset by lower blood media sales.
Life Sciences systems sales decline reflects timing of capital spending by BioPharmaceuticals and Food & Beverage customers.
Life Sciences gross margin declined 170 basis points primarily due to:

•	lower gross margin rates from the ATMI LifeSciences acquisition,

•	unfavorable product mix, and

•	unfavorable transactional FX (particularly the Yen/U.S. dollar, Yen/Euro and Pound/Euro relationships).
These factors were partly offset by improved fixed cost leverage in our manufacturing facilities and improved pricing.
Life Sciences SG&A as a percentage of sales declined 30 basis points primarily attributable to our structural cost improvement initiative and the benefit from increased leverage of fixed cost SG&A on a higher sales base. R&D as a percentage of sales decreased 50 basis points.
Life Sciences segment profit declined 2%. Excluding translational FX, segment profit grew 8%. Segment profit margin decreased 90 basis points reflecting the decline in gross margin, partly offset by decreases in R&D and SG&A .
Six Months
The acquisition of ATMI LifeSciences contributed approximately 420 basis points to Life Sciences consumables sales growth compared to last year.
BioPharmaceuticals consumables sales growth (excluding translational FX) reflects the same factors as discussed above in the three months.
Food & Beverage consumables sales growth (excluding translational FX) reflects strength in Latin America and Asia, partly offset by market softness in Europe.
Medical consumables sales were flat (excluding translational FX) as increased OEM and Hospital Critical Care sales were offset by lower blood media sales.
Life Sciences systems sales growth primarily reflects timing of capital spending by Food & Beverage customers.
Life Sciences gross margin declined by approximately 120 basis points primarily due to:

•	lower gross margin rates from the ATMI LifeSciences acquisition, and

•	unfavorable transactional FX (particularly the Yen/U.S. dollar, Yen/Euro and Pound/Euro relationships).
These factors were partly offset by improved fixed cost leverage in our manufacturing facilities and improved pricing.
Life Sciences SG&A as a percentage of sales declined 100 basis points primarily attributable to our structural cost improvement initiative and the benefit from increased leverage of fixed cost SG&A on a higher sales base. R&D as a percentage of sales decreased almost 50 basis points.
Life Sciences segment profit grew 7%. Excluding translational FX, segment profit grew 15%. Segment profit margin increased 30 basis points reflecting decreases in SG&A and R&D, largely offset by the decline in gross margin.

Industrial

(dollars in thousands)	Three Months Ended				Six Months Ended
	Jan 31, 2015	% of Sales	Jan 31, 2014	% of Sales	Jan 31, 2015	% of Sales	Jan 31, 2014	% of Sales
Sales	$315,338		$323,739		$659,366		$634,572
Cost of sales	171,258	54.3	179,543	55.5	352,432	53.5	346,741	54.6
Gross margin	144,080	45.7	144,196	44.5	306,934	46.5	287,831	45.4
SG&A	83,475	26.5	88,574	27.4	172,223	26.1	173,403	27.3
R&D	9,666	3.1	8,731	2.7	19,540	3.0	17,055	2.7
Segment profit	$50,939	16.2	$46,891	14.5	$115,171	17.5	$97,373	15.3

SALES (dollars in thousands)	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
By Market and Product
Process Technologies	$131,402	$139,664	$276,328	$264,742
Aerospace	55,336	53,322	117,147	112,093
Microelectronics	74,225	76,976	149,391	148,392
Total Consumables sales	$260,963	$269,962	$542,866	$525,227
Systems Sales	54,375	53,777	116,500	109,345
Total Industrial Sales	$315,338	$323,739	$659,366	$634,572
By Region
Americas	$118,088	$107,843	$243,025	$208,418
Europe	83,598	96,805	183,388	195,501
Asia	113,652	119,091	232,953	230,653
Total Industrial Sales	$315,338	$323,739	$659,366	$634,572
The percentage change in sales for the three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014, with and without the impact of translational FX, are presented below:

SALES % CHANGE	Three Months			Six Months
	% Change Excluding Translational FX	Translational FX %	Total % Change	% Change Excluding Translational FX	Translational FX %	Total % Change
By Market and Product
Process Technologies	0.2	(6.1)	(5.9)	9.1	(4.7)	4.4
Aerospace	7.6	(3.8)	3.8	6.6	(2.1)	4.5
Microelectronics	2.7	(6.3)	(3.6)	5.1	(4.4)	0.7
Total Consumables sales	2.4	(5.7)	(3.3)	7.4	(4.0)	3.4
Systems Sales	9.1	(8.0)	1.1	12.6	(6.1)	6.5
Total Industrial Sales	3.5	(6.1)	(2.6)	8.3	(4.4)	3.9
By Region
Americas	10.9	(1.4)	9.5	18.0	(1.4)	16.6
Europe	(2.1)	(11.5)	(13.6)	1.6	(7.8)	(6.2)
Asia	1.4	(6.0)	(4.6)	5.3	(4.3)	1.0
Total Industrial Sales	3.5	(6.1)	(2.6)	8.3	(4.4)	3.9

Three Months
The acquisition of FSI contributed approximately 560 basis points to Industrial consumables sales growth compared to last year.
Process Technologies consumables sales were flat (excluding translational FX). The sales results excluding translational FX by key submarkets are discussed below:

•
Consumables sales in the Machinery & Equipment submarket, which represented a little over 20% of total Industrial consumables sales in the quarter, decreased approximately 3% primarily due to broad based end-market weakness, partly offset by the impact of the FSI acquisition.

•
Consumables sales in the Fuels & Chemicals submarket, which represented almost 20% of total Industrial consumables sales in the quarter, increased about 3% driven by the impact of the FSI acquisition and strength in Latin America, partly offset by the impact of timing related decreases in all regions.

•	Consumables sales in the Power Generation submarket, which represented almost 10% of total Industrial consumables sales in the quarter, were up slightly driven by Asia.
Aerospace consumables sales increased on strength in Commercial and Military sales.
Microelectronics consumables sales growth reflects strength in Asia.
The increase in Industrial systems sales primarily reflects timing of capital spending in the Process Technologies market.
Industrial gross margin increased 120 basis points primarily due to:

•	improved fixed cost leverage in our manufacturing facilities,

•	improved systems margins, and

•	improved pricing.
These factors were partly offset by lower gross margin rates from the FSI acquisition, and unfavorable transactional FX (particularly the Yen/U.S. dollar, Yen/Euro relationships).
Industrial SG&A as a percentage of sales decreased 90 basis points primarily attributable to our structural cost improvement initiative. R&D as a percentage of sales increased 40 basis points.
Industrial segment profit increased 9%. Excluding translational FX, segment profit grew 20%. Segment profit margin increased 170 basis points driven by the decline in SG&A and the increase in gross margin, partly offset by an increase in R&D.
Six Months
The acquisition of FSI contributed approximately 610 basis points to Industrial consumables sales growth compared to last year.
Process Technologies consumables sales increased 9% (excluding translational FX). The sales results excluding translational FX by key submarkets are discussed below:

•
Consumables sales in the Machinery & Equipment submarket, which represented a little over 20% of total Industrial consumables sales in the six months, increased 7% primarily due to the impact of the FSI acquisition, partly offset by broad based end-market weakness in Europe and Asia.

•
Consumables sales in the Fuels & Chemicals submarket, which represented almost 20% of total Industrial consumables sales in the six months, increased about 15% driven by the impact of the FSI acquisition as well as strength in Latin America.

•
Consumables sales in the Power Generation submarket, which represented almost 10% of total Industrial consumables sales in the six months, were flat as growth in the Americas was offset by weakness in Europe and Asia.

Aerospace consumables sales increased primarily on strength in Military OEM and helicopter program sales.
Microelectronics consumables sales growth reflects strength in Asia.
The increase in Industrial systems sales primarily reflects timing of capital spending in the Process Technologies market.

Industrial gross margin increased 120 basis points primarily due to:

•	improved fixed cost leverage in our manufacturing facilities,

•	improved systems margins,

•	favorable end-market and customer mix, particularly Microelectronics and Fuels & Chemicals, and

•	improved pricing.
These factors were partly offset by lower gross margin rates from the FSI acquisition, and unfavorable transactional FX (particularly the Yen/U.S. dollar, Yen/Euro and Pound/Euro relationships).
Industrial SG&A as a percentage of sales decreased 120 basis points primarily attributable to our structural cost improvement initiative and the benefit from increased leverage of fixed cost SG&A on a higher sales base. R&D as a percentage of sales increased 30 basis points.
Industrial segment profit increased 18%. Excluding translational FX, segment profit grew 26%. Segment profit margin increased about 210 basis points driven by a decline in SG&A and an increase in gross margin, partly offset by an increase in R&D.
Corporate Services Group

(dollars in thousands)	Three Months Ended		Six Months Ended
	Jan 31, 2015	Jan 31, 2014	Jan 31, 2015	Jan 31, 2014
Corporate Services Group expenses	$15,095	$14,766	$31,832	$30,730
% Change	2.2		3.6
The increase in Corporate Services Group expenses in the quarter and six months primarily reflects an increase in certain compensation related costs, some of which are timing-related, partly offset by a decrease in costs related to the departure of the Company's Chief Financial Officer.
LIQUIDITY AND CAPITAL RESOURCES
We utilize cash flow generated from operations and our commercial paper program to meet our short-term liquidity needs. We consider our cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet our anticipated liquidity needs.
Net debt, was approximately $146,900 at January 31, 2015, compared to a net cash position of approximately $75,400 at July 31, 2014, a change of $222,300. The components of the change in net cash/(debt) are presented below:

(dollars in thousands)	As of Jul 31, 2014	Increase/Decrease	Translational FX	As of Jan 31, 2015
Cash	$964,110	$147,779	$(82,216)	$1,029,673
Debt	888,724	299,629	(11,803)	1,176,550
Net cash/(debt)	$75,386	$(151,850)	$(70,413)	$(146,877)
As of January 31, 2015, substantially all of our cash and cash equivalents was held by foreign subsidiaries. Repatriation of cash held outside the U.S. could be subject to restrictions in the host countries as well as both local and U.S. taxes. However, we do not expect these to have a material effect on our overall liquidity.
On April 11, 2013, we entered into a five-year $1,200,000 unsecured senior revolving credit facility (the “2013 Facility”) with a syndicate of banks, which was to mature on April 11, 2018. Borrowings under the 2013 Facility bore interest at either a variable rate based upon the London InterBank Offered Rate (U.S. Dollar, British Pound, Euro, Swiss Franc and Japanese Yen borrowings) or the European Union Banking Federation Rate (Euro borrowings) or at the prime rate of the Facility Agent (U.S. Dollar borrowing only). On August 11, 2014, we amended and extended the 2013 Facility to a five-year $1,500,000 unsecured senior revolving credit facility with a syndicate of banks, which matures on August 11, 2019 (the “2015 Facility”). In connection with the 2015 Facility, we incurred deferred financing costs of $1,535 which, in addition to the unamortized costs from the 2013 Facility, will be amortized to interest expense over the term of the 2015 Facility. The covenants for the 2015 Facility are the same as in the 2013 Facility.
The 2015 Facility does not permit us to exceed a maximum consolidated leverage ratio of 3.5:1, based upon the trailing four quarters’ results, subject to certain exceptions. In addition, the 2015 Facility includes other covenants that under certain circumstances may restrict our ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of January 31, 2015, we did not have any outstanding borrowings under the 2015 Facility, our consolidated leverage ratio was approximately 1.9:1 and we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.

As of January 31, 2015, we had approximately $725,000 of outstanding commercial paper, which is recorded as notes payable in the current liability section of our accompanying condensed consolidated balance sheet. Commercial paper outstanding at January 31, 2015 carry interest rates ranging between 0.40 and 0.55 and maturities between 28 and 86 days. Commercial paper outstanding at any one time during the quarter had balances ranging from $725,000 to $815,000, carried interest rates ranging between 0.31 and 0.55 and original maturities between 21 and 96 days.
Cash Flow - Operating Activities

(dollars in thousands)	Six Months Ended
	Jan 31, 2015	Jan 31, 2014
Net cash provided by operating activities	$238,166	$205,595
Less capital expenditures	25,240	34,663
Free cash flow	$212,926	$170,932
Six Months ended January 31, 2015
The major items impacting net cash provided by operating activities include:

•	net earnings of $172,672;

•	non-cash reconciling items in net earnings, such as depreciation and amortization of long-lived assets of $60,152 and non-cash stock compensation of $20,282;

•	payments related to our Structural Cost Improvement initiative of $19,204, and

•	annual performance based compensation payments.
Improved working capital management, particularly improvement in days in inventory, benefited net cash provided by operating activities in the six months.
Six Months ended January 31, 2014
The major items impacting net cash provided by operating activities include:

•	net earnings of $155,179;

•	non-cash reconciling items in net earnings, such as depreciation and amortization of long-lived assets of $55,215 and non-cash stock compensation of $15,595;

•	payments related to our Structural Cost Improvement initiative of $14,379; and

•	annual performance based compensation payments.
Improved working capital management also benefited net cash provided by operating activities in the six months.
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
The increase in free cash flow in the six months ended January 31, 2015 compared to the six months ended January 31, 2014 reflects the increase in net cash provided by operating activities and a decrease in capital expenditures.
Depreciation and Amortization
Depreciation expense and amortization expense are presented below:

(dollars in thousands)	Six Months Ended
	Jan 31, 2015	Jan 31, 2014
Depreciation expense	$47,906	$45,836
Amortization expense	$12,246	$9,379

Cash Flow - Investing Activities

(dollars in thousands)	Six Months Ended
	Jan 31, 2015	Jan 31, 2014
Net cash (used)/provided by investing activities	$(26,939)	$(35,653)
The most significant driver of net cash used by investing activities was capital expenditures of $25,240 and $34,663, for the six months ended January 31, 2015 and January 31, 2014, respectively
Cash Flow - Financing Activities

(dollars in thousands)	Six Months Ended
	Jan 31, 2015	Jan 31, 2014
Net cash used by financing activities	$(59,677)	$(161,173)
Share repurchases in the six months ended January 31, 2015 and January 31, 2014, are presented below. For further information on the Company’s share buyback programs, see Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements.

(dollars in thousands)	Six Months Ended
	Jan 31, 2015	Jan 31, 2014
Share repurchases	$304,105	$250,000
Number of shares	3,505	2,822
In the six months ended January 31, 2015, we paid $300,000 under an Accelerated Share Repurchase (“ASR”) agreement. Upon completion of the transaction, the Company received a total of 3,461 shares with an average price per share of $86.67. In addition, during the three months ended January 31, 2015, the Company purchased 44 shares on the open market for a total cost of $4,105 and an average price per share of $94.26. See Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements for further details.
We increased our quarterly dividend by 11% from 27.5 cents per share to 30.5 cents per share, effective with the dividend declared on October 9, 2014. In the six months ended January 31, 2015, the board of directors declared a dividend in both the first and second quarters. In the six months ended January 31, 2014, the board of directors declared a dividend in the first quarter, no dividend was declared in the second quarter. Dividends paid in the six months ended January 31, 2015 and January 31, 2014, are presented below:

(dollars in thousands, except per share data)	Six Months Ended
	Jan 31, 2015	Jan 31, 2014
Dividends paid	$62,796	$58,408
Dividends declared per share	$0.610	$0.275
Non-Cash Working Capital
Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $562,900 at January 31, 2015 as compared with $588,400 at July 31, 2014. Excluding the impact of translational FX, non-cash working capital increased approximately $36,600 compared to July 31, 2014.
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
The notional amount of foreign currency forward contracts entered into during the six months ended January 31, 2015 was $1,426,508. The notional amount of foreign currency forward contracts outstanding as of January 31, 2015 was $390,756 of which $81,859 are for cash flow hedges that cover monthly transactional exposures through February 2016. Our foreign currency balance sheet exposures resulted in the recognition of a gain within SG&A of approximately $15,410 in the six months ended January 31, 2015, before the impact of the measures described above. Including the impact of our foreign exchange derivative instruments, the net recognition within SG&A was a gain of approximately $4,990 in the six months ended January 31, 2015.
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
ITEM 4. CONTROLS AND PROCEDURES.
There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal year 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
(In thousands)
As previously disclosed in the 2014 Form 10-K, the Company is subject to various regulatory proceedings and litigation, including with respect to various environmental matters. Reference is also made to Note 5, Contingencies and Commitments, to the accompanying condensed consolidated financial statements.
Environmental Matters
The Company’s condensed consolidated balance sheet at January 31, 2015 includes liabilities for environmental matters of $18,098, which relate primarily to the environmental proceedings discussed in the 2014 Form 10-K and Note 5, Contingencies and Commitments, to the accompanying condensed consolidated financial statements of this Form 10-Q. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the period covered by this report, the Company did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s common stock.

Period	(In thousands, except per share data)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2014 to November 30, 2014	405	$86.67	405	$581,873
December 1, 2014 to December 31, 2014	44	94.26	44	577,768
January 1, 2015 to January 31, 2015	—	—	—	577,768
Total	449		449

(1)
As noted in Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements, the board of directors authorized amounts to be used to purchase shares of common stock over time, as market and business conditions warrant. There is no time restriction on these authorizations. In August 2014, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement with a third-party financial institution to repurchase $300,000 of the Company’s common stock. This transaction was completed in the second quarter of fiscal year 2015. Under the agreement, the Company paid $300,000 to the financial institution. Upon completion of the transaction, the Company received a total of 3,461 shares with an average price per share of $86.67. In addition, during the three months ended January 31, 2015, the Company purchased 44 shares on the open market for a total cost of $4,105 and an average price per share of $94.26.

ITEM 5. OTHER INFORMATION.
On December 7, 2014, Akhil Johri tendered his resignation as Chief Financial Officer of the Company effective December 19, 2014 to take another opportunity. Mr. Johri's departure was not due to a dispute or disagreement with the Company.  The Company is currently conducting a search for a new Chief Financial Officer.
On February 23, 2015, for purposes of satisfying the certification requirements pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002, Angelina Rouse, 51, was appointed as interim Principal Financial Officer.  Ms. Rouse's compensation was not changed in connection with this appointment.
Ms. Rouse has served as the Company's Vice President and Group Financial Officer of Global Operations since 2011, Corporate Controller since March 2014 and as Chief Accounting Officer since September 23, 2014.  Ms. Rouse joined the Company as a Vice President of Global Operations Finance in 2010.  There are no arrangements or understandings between Ms. Rouse and any other persons pursuant to which she was appointed as interim Principal Financial Officer.  There is no family relationship between Ms. Rouse and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.  The Company has not entered into any transactions with Ms. Rouse that would require disclosure pursuant to Item 404(a) of Regulation S-K.
ITEM 6. EXHIBITS.
See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

February 25, 2015	/s/	ANGELINA ROUSE
Angelina Rouse
Chief Accounting Officer and Corporate Controller
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1(i)*
Restated Certificate of Incorporation of the Registrant as amended through September 1, 2010, filed as Exhibit 3.1(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

3.1(ii)*	By-Laws of the Registrant as amended through December 12, 2012, filed as Exhibit 3.1(i) to the Registrant’s Current Report on Form 8-K filed on December 17, 2012.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Incorporated herein by reference.
† Exhibit filed herewith.