Form 10-Q
period 2015-04-30
PALL CORP
filed 2015-05-21
CIK 75829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of May 18, 2015 was 106,829,801.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	Apr 30, 2015	Jul 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,094,504	$964,110
Accounts receivable	547,295	615,713
Inventory	385,994	404,878
Other current assets	154,937	152,522
Total current assets	2,182,730	2,137,223
Property, plant and equipment	725,260	805,327
Goodwill	476,718	491,462
Intangible assets	222,641	242,423
Other non-current assets	133,024	174,045
Total assets	$3,740,373	$3,850,480
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$724,802	$424,943
Accounts payable	156,810	165,373
Accrued liabilities	281,135	328,397
Income taxes payable	21,308	60,775
Current portion of long-term debt	75,950	87,955
Dividends payable	32,544	30,203
Total current liabilities	1,292,549	1,097,646
Long-term debt, net of current portion	373,472	373,793
Income taxes payable – non-current	111,993	150,484
Deferred taxes	95,703	67,303
Other non-current liabilities	232,099	265,897
Total liabilities	2,105,816	1,955,123
Stockholders’ equity:
Common stock, par value $.10 per share	12,796	12,796
Capital in excess of par value	362,539	327,301
Retained earnings	2,681,965	2,512,961
Treasury stock, at cost	(1,225,623)	(942,780)
Accumulated other comprehensive income/(loss)	(197,120)	(14,921)
Total stockholders’ equity	1,634,557	1,895,357
Total liabilities and stockholders’ equity	$3,740,373	$3,850,480

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Net sales	$681,145	$682,445	$2,051,431	$1,989,193
Cost of sales	325,747	334,371	993,607	971,146
Gross profit	355,398	348,074	1,057,824	1,018,047
Selling, general and administrative expenses	197,683	201,045	592,173	592,228
Research and development	24,025	26,644	73,260	74,890
Restructuring and other charges, net	14,131	11,542	34,905	29,910
Interest expense, net	1,270	4,747	14,210	15,919
Earnings before income taxes	118,289	104,096	343,276	305,100
Provision for income taxes	22,112	15,405	74,427	61,230
Net earnings	$96,177	$88,691	$268,849	$243,870
Earnings per share:
Basic	$0.90	$0.80	$2.50	$2.20
Diluted	$0.89	$0.80	$2.47	$2.17
Dividends declared per share	$0.305	$0.550	$0.915	$0.825
Average shares outstanding:
Basic	107,162	110,183	107,502	110,946
Diluted	108,557	111,466	108,812	112,215

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Net earnings	$96,177	$88,691	$268,849	$243,870
Other comprehensive income/(loss), net of income taxes:
Foreign currency translation	2,836	25,041	(198,376)	46,330
Pension liability adjustment	908	619	14,471	(46)
Unrealized investment gains/(losses)	156	(224)	(415)	(598)
Unrealized gains/(losses) on derivatives	1,384	(172)	2,121	5,409
Total other comprehensive income/(loss), net of income taxes	5,284	25,264	(182,199)	51,095
Comprehensive income/(loss)	$101,461	$113,955	$86,650	$294,965

See accompanying notes to condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	Apr 30, 2015	Apr 30, 2014
OPERATING ACTIVITIES
Net cash provided by operating activities	$360,397	$342,164
INVESTING ACTIVITIES
Capital expenditures	(39,330)	(50,301)
Acquisition of businesses, net of cash acquired	(9,382)	(195,262)
Purchases of retirement benefit assets	(51,305)	(29,518)
Proceeds from retirement benefit assets	54,935	36,020
Proceeds from sale of assets	2,213	5,618
Other	(13,420)	(9,167)
Net cash used by investing activities	(56,289)	(242,610)
FINANCING ACTIVITIES
Notes payable	299,859	134,992
Dividends paid	(95,321)	(88,596)
Repayments of short-term debt	—	(3,927)
Repayments of long-term debt	(397)	(545)
Net proceeds from stock plans	12,850	13,814
Additions to deferred financing costs	(1,535)	—
Purchase of treasury stock	(304,105)	(250,000)
Excess tax benefits from stock-based compensation arrangements	3,664	11,327
Other	(4,516)	—
Net cash used by financing activities	(89,501)	(182,935)
Effect of exchange rate changes on cash and cash equivalents	(84,213)	17,369
Net increase in cash and cash equivalents	130,394	(66,012)
Cash and cash equivalents at beginning of year	964,110	936,886
Cash and cash equivalents at end of period	$1,094,504	$870,874
Supplemental Disclosures
Interest paid	$14,782	$13,068
Income taxes paid (net of refunds)	77,009	44,782

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
NOTE 2 – BALANCE SHEET DETAILS
The following tables provide details of selected balance sheet items:

	Apr 30, 2015	Jul 31, 2014
Accounts receivable:
Billed	$486,155	$556,928
Unbilled	74,873	72,681
Total	561,028	629,609
Less: Allowances for doubtful accounts	(13,733)	(13,896)
	$547,295	$615,713
Unbilled receivables principally relate to revenues accrued for long-term contracts recorded under the percentage-of-completion method of accounting.

	Apr 30, 2015	Jul 31, 2014
Inventory:
Raw materials and components	$132,759	$117,581
Work-in-process	95,630	112,824
Finished goods	157,605	174,473
	$385,994	$404,878

	Apr 30, 2015	Jul 31, 2014
Property, plant and equipment:
Property, plant and equipment	$1,702,347	$1,776,983
Less: Accumulated depreciation and amortization	(977,087)	(971,656)
	$725,260	$805,327

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS
The Company completed its annual goodwill impairment test for all reporting units in the third quarter of fiscal year 2015 and determined that no impairment existed. In addition, the Company had no impairment of goodwill in the prior year. In connection with the annual goodwill impairment test, the Company estimates the fair value of its reporting units using a market approach employing Level 3 inputs as defined in the fair value hierarchy described in Note 11, Fair Value Measurements.
The following table presents changes in the carrying value of goodwill, allocated by reportable segment:

	Life Sciences	Industrial	Total
Balance at July 31, 2014	$269,758	$221,704	$491,462
Acquisitions	9,112	2,617	11,729
Foreign currency translation / other	(20,154)	(6,319)	(26,473)
Balance at April 30, 2015	$258,716	$218,002	$476,718
Goodwill was primarily impacted by changes in the foreign exchange rates used to translate goodwill of foreign subsidiaries. Acquisitions for the Life Sciences segment are primarily related to the immaterial acquisition of Tarpon BioSystems (“Tarpon”) and to purchase price allocation adjustments for the acquisition of ATMI LifeSciences. Acquisitions for the Industrial segment are primarily related to a working capital adjustment for the acquisition of Filter Specialists, Inc.
Intangible assets consist of the following:

April 30, 2015	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$158,142	$67,563	$90,579
Customer-related intangibles	164,171	41,638	122,533
Trademarks	16,524	7,901	8,623
Other	3,509	2,603	906
	$342,346	$119,705	$222,641

July 31, 2014	Gross	Accumulated Amortization	Net
Patents and unpatented technology	$165,727	$66,126	$99,601
Customer-related intangibles	165,759	33,845	131,914
Trademarks	16,971	7,130	9,841
Other	3,647	2,580	1,067
	$352,104	$109,681	$242,423
Intangible assets were primarily impacted by changes in the foreign exchange rates used to translate intangible assets of foreign subsidiaries. Intangibles were additionally impacted by the immaterial acquisition of Tarpon and the purchase of other customer-related intangibles.
Amortization expense for intangible assets for the three and nine months ended April 30, 2015 was $5,555 and $17,801, respectively. Amortization expense for intangible assets for the three and nine months ended April 30, 2014 was $5,399 and $14,778, respectively. Amortization expense is estimated to be approximately $5,624 for the remainder of fiscal year 2015, $22,370 in fiscal year 2016, $22,080 in fiscal year 2017, $21,946 in fiscal year 2018, $19,783 in fiscal year 2019, and $18,457 in fiscal year 2020.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 4 – TREASURY STOCK
The following table highlights the share repurchase authorizations in effect during fiscal year 2015:

	Date of Authorization
	Jan 17, 2013	Jul 17, 2014	Oct 9, 2014	Total
Amount available for repurchases as of July 31, 2014	$81,873	$600,000	$—	$681,873
New authorizations	—	—	200,000	200,000
Utilized	(81,873)	(222,232)	—	(304,105)
Amount available for repurchases as of April 30, 2015	$—	$377,768	$200,000	$577,768
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
During the nine months ended April 30, 2015, 395 shares were issued under the Company’s stock-based compensation plans. At April 30, 2015, the Company held 21,222 treasury shares.
NOTE 5 – CONTINGENCIES AND COMMITMENTS
With respect to the matters described in Note 14, Contingencies and Commitments, to the Company’s consolidated financial statements included in the Company’s 2014 Form 10-K and below, the Company has assessed the ultimate resolution of these matters and has reflected appropriate contingent liabilities in the condensed consolidated financial statements as of April 30, 2015 and July 31, 2014.
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
Environmental Matters
The Company’s condensed consolidated balance sheet at April 30, 2015 includes liabilities for environmental matters of $17,434 which relate primarily to the environmental proceedings discussed in the 2014 Form 10-K and as updated in this Note. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 6 – RESTRUCTURING AND OTHER CHARGES, NET
The following tables summarize the restructuring and other charges (“ROTC”) recorded in the three and nine months ended April 30, 2015 and April 30, 2014:

	Three Months Ended Apr 30, 2015			Nine Months Ended Apr 30, 2015
	Restructuring (1)	Other Charges/(Gains) (2)	Total	Restructuring (1)	Other Charges/(Gains) (2)	Total
Severance benefits and other employment contract obligations	$4,690	$—	$4,690	$19,711	$—	$19,711
Professional fees and other costs, net of receipt of insurance claim payments	1,375	152	1,527	2,365	397	2,762
Impairment of assets	8,499	—	8,499	12,833	1,620	14,453
Reversal of excess restructuring reserves	(585)	—	(585)	(2,021)	—	(2,021)
	$13,979	$152	$14,131	$32,888	$2,017	$34,905
Cash	$5,480	$152	$5,632	$20,055	$397	$20,452
Non-cash	8,499	—	8,499	12,833	1,620	14,453
	$13,979	$152	$14,131	$32,888	$2,017	$34,905

	Three Months Ended Apr 30, 2014			Nine Months Ended Apr 30, 2014
	Restructuring (1)	Other Charges/(Gains) (2)	Total	Restructuring (1)	Other Charges/(Gains) (2)	Total
Severance benefits and other employment contract obligations	$8,289	$—	$8,289	$18,751	$(402)	$18,349
Professional fees and other costs, net of receipt of insurance claim payments	567	1,498	2,065	2,704	3,693	6,397
Impairment of assets and gain on sale of assets, net	3,986	(1,640)	2,346	3,986	(1,480)	2,506
Environmental matters	—	—	—	—	4,440	4,440
Reversal of excess restructuring reserves	(1,158)	—	(1,158)	(1,782)	—	(1,782)
	$11,684	$(142)	$11,542	$23,659	$6,251	$29,910
Cash	$7,698	$(142)	$7,556	$19,673	$6,091	$25,764
Non-cash	3,986	—	3,986	3,986	160	4,146
	$11,684	$(142)	$11,542	$23,659	$6,251	$29,910

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
Restructuring charges recorded in the three and nine months ended April 30, 2015 and April 30, 2014 primarily reflect the expenses incurred in connection with the Company’s structural cost improvement initiative as discussed above. In addition, restructuring charges recorded in the three and nine months ended April 30, 2015 include the impairment of assets related to a building held for sale. Restructuring charges recorded in the nine months ended April 30, 2015 include the impairment of assets related to the exit of an immaterial product line. Restructuring charges in the three and nine months ended April 30, 2014 include the impairment of assets related to the discontinuance of a specific manufacturing line due to excess capacity as a result of acquisitions.
(2) Other Charges/(Gains):
Severance benefits and other employment contract obligations: In the nine months ended April 30, 2014, the Company recorded adjustments related to certain employment contract obligations.
Professional fees and other: In the three months ended April 30, 2014, the Company recorded costs related to the settlement of a legal matter. In the three and nine months ended April 30, 2014, the Company recorded acquisition related legal and other professional fees.
Impairment of assets and gain on sales of assets, net: In the nine months ended April 30, 2015, the Company recorded an impairment related to a redundant software project. In the three months ended April 30, 2014, the Company recorded a gain on the sale of a building in Europe.
Environmental matters: In the nine months ended April 30, 2014, the Company increased its previously established environmental reserve related to a matter in Pinellas Park, Florida.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table summarizes the activity related to restructuring liabilities recorded for the Company’s structural cost improvement initiative which began in fiscal year 2012:

	Severance	Other	Total
Original charge	$61,852	$3,448	$65,300
Utilized	(27,365)	(2,798)	(30,163)
Translation	(123)	(47)	(170)
Balance at July 31, 2012	$34,364	$603	$34,967
Additions	21,637	2,840	24,477
Utilized	(29,574)	(1,936)	(31,510)
Reversal of excess reserves	(500)	(57)	(557)
Translation	313	23	336
Balance at July 31, 2013	$26,240	$1,473	$27,713
Additions	27,803	4,419	32,222
Utilized	(26,178)	(4,596)	(30,774)
Reversal of excess reserves	(1,923)	(107)	(2,030)
Translation	230	39	269
Balance at July 31, 2014	$26,172	$1,228	$27,400
Additions	19,711	2,365	22,076
Utilized	(24,914)	(2,084)	(26,998)
Reversal of excess reserves	(2,000)	(21)	(2,021)
Translation	(2,194)	(73)	(2,267)
Balance at April 30, 2015	$16,775	$1,415	$18,190
NOTE 7 – INCOME TAXES
The Company’s effective tax rates for the nine months ended April 30, 2015 and April 30, 2014 were 21.7% and 20.1%, respectively. For the nine months ended April 30, 2015, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and a net tax benefit of $2,880 from the resolution of a U.S. tax audit, partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings. For the nine months ended April 30, 2014, the effective tax rate varied from the U.S. federal statutory rate primarily due to the benefits of foreign operations and a net tax benefit of $10,054 from the resolution of tax audits.
During the three months ended April 30, 2015, the Company reached a final agreement with the Internal Revenue Service (“IRS”) resolving the outstanding tax positions for fiscal years ended 2009 through 2011. As a result, the Company reversed $4,402 of previously recorded liabilities related to tax and penalties, and $4,170 related to interest ($2,648 net of income tax cost) that were accrued but not assessed as part of the IRS agreement.
At April 30, 2015 and July 31, 2014, the Company had gross unrecognized income tax benefits of $125,781 and $202,564, respectively. During the nine months ended April 30, 2015, the amount of gross unrecognized tax benefits decreased by $76,783, primarily due to the settlement of the IRS income tax examinations for fiscal years ended 2009 through 2011 and the impact of foreign currency translation, partially offset by tax positions taken during the current period. As of April 30, 2015, the amount of net unrecognized income tax benefits that, if recognized, would impact the effective tax rate was $104,594.
At April 30, 2015 and July 31, 2014, the Company had liabilities of $8,717 and $14,556, respectively, for potential payment of interest and penalties.
Due to the potential resolution of tax examinations and the expiration of various statutes of limitation, the Company believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease within the next twelve months by a range of zero to $50,412.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 8 – COMPONENTS OF NET PERIODIC PENSION COST
Net periodic pension benefit cost for the Company’s defined benefit pension plans includes the following components:

	Three Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Service cost	$2,589	$2,169	$849	$1,005	$3,438	$3,174
Interest cost	2,895	3,028	3,615	4,398	6,510	7,426
Expected return on plan assets	(2,483)	(2,325)	(3,525)	(3,611)	(6,008)	(5,936)
Amortization of prior service cost/(credit)	365	395	—	(10)	365	385
Amortization of actuarial loss	1,018	1,344	1,233	1,450	2,251	2,794
Net periodic benefit cost	$4,384	$4,611	$2,172	$3,232	$6,556	$7,843

	Nine Months Ended
	U.S. Plans		Foreign Plans		Total
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Service cost	$7,767	$6,509	$2,687	$2,998	$10,454	$9,507
Interest cost	8,687	9,083	11,374	12,923	20,061	22,006
Expected return on plan assets	(7,450)	(6,974)	(11,009)	(10,591)	(18,459)	(17,565)
Amortization of prior service cost/(credit)	1,094	1,185	2	(31)	1,096	1,154
Amortization of actuarial loss	3,056	4,033	3,906	4,261	6,962	8,294
Net periodic benefit cost	$13,154	$13,836	$6,960	$9,560	$20,114	$23,396
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
The detailed components of stock-based compensation expense recorded in the condensed consolidated statements of earnings for the three and nine months ended April 30, 2015 and April 30, 2014 are reflected in the table below:

	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Restricted stock units	$5,969	$5,064	$19,292	$15,511
Stock options	2,340	2,069	6,243	5,555
MSPP	795	961	3,314	2,125
ESPP	263	273	800	771
	$9,367	$8,367	$29,649	$23,962

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

NOTE 10 – EARNINGS PER SHARE
The condensed consolidated statements of earnings present basic and diluted earnings per share. Basic earnings per share is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share considers the potential effect of dilution on basic earnings per share assuming potentially dilutive shares that meet certain criteria, such as those issuable upon exercise of stock options, were outstanding. The treasury stock method reduces the dilutive effect of potentially dilutive securities as it assumes that any cash proceeds (from the issuance of potentially dilutive securities) are used to buy back shares at the average share price during the period. Equity awards aggregating 445 and 496 were not included in the computation of diluted shares for the three months ended April 30, 2015 and April 30, 2014, respectively, because their effect would have been antidilutive. For the nine months ended April 30, 2015 and April 30, 2014, 345 and 524 antidilutive shares, respectively, were excluded. The following is a reconciliation between basic shares outstanding and diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Basic shares outstanding	107,162	110,183	107,502	110,946
Effect of stock plans	1,395	1,283	1,310	1,269
Diluted shares outstanding	108,557	111,466	108,812	112,215
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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table presents, for each of these hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2015:

	Fair Value Measurements
	As of Apr 30, 2015	Level 1	Level 2	Level 3
Financial Assets Carried at Fair Value
Money market funds	$4,780	$4,780	$—	$—
Available-for-sale securities:
Equity securities	188	188	—	—
Debt securities:
Corporate	28,200	—	28,200	—
U.S. Treasury	13,002	—	13,002	—
Federal agency	14,604	—	14,604	—
Mortgage-backed	5,977	—	5,977	—
Trading securities	1,528	1,528	—	—
Derivative financial instruments:
Foreign exchange forward contracts	11,175	—	11,175	—
Financial Liabilities Carried at Fair Value
Derivative financial instruments:
Foreign exchange forward contracts	1,979	—	1,979	—
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
NOTE 12 – INVESTMENT SECURITIES
The following is a summary of the Company’s available-for-sale investment securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets. Contractual maturity dates of debt securities held by the benefits protection trusts at April 30, 2015 range from 2015 to 2046.

April 30, 2015	Cost/Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains/(Losses)
Equity securities	$185	$188	$3	$—	$3
Debt securities:
Corporate	26,932	28,200	1,268	—	1,268
U.S. Treasury	12,611	13,002	391	—	391
Federal agency	13,674	14,604	930	—	930
Mortgage-backed	5,888	5,977	89	—	89
	$59,290	$61,971	$2,681	$—	$2,681

July 31, 2014	Cost/Amortized Cost Basis	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Net Unrealized Holding Gains/(Losses)
Equity securities	$4,160	$4,748	$588	$—	$588
Debt securities:
Corporate	28,987	30,243	1,259	(3)	1,256
U.S. Treasury	9,478	9,724	246	—	246
Federal agency	12,778	13,719	941	—	941
Mortgage-backed	11,219	11,405	190	(4)	186
	$66,622	$69,839	$3,224	$(7)	$3,217
As of April 30, 2015, the Company had no gross unrealized losses related to its available-for-sale investments. The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of July 31, 2014:

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

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The following table shows the proceeds and gross gains and losses from the sale of available-for-sale and trading investments primarily related to the Company's benefits protection trust for the three and nine months ended April 30, 2015 and April 30, 2014:

	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Proceeds from sales	$12,489	$4,915	$46,238	$7,973
Realized gross gains on sales	166	93	739	177
Realized gross losses on sales	27	6	39	106
The following is a summary of the Company’s trading securities by category which are classified within other non-current assets in the Company’s condensed consolidated balance sheets.

	Apr 30, 2015	Jul 31, 2014
Equity securities	$1,528	$819
Total trading securities	$1,528	$819
The following table shows the net gains and losses recognized on trading securities for the three and nine months ended April 30, 2015 and April 30, 2014:

	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Gains/(losses), net recognized for securities held	$52	$(1)	$20	$22
Gains/(losses), net recognized for securities sold	(6)	—	(5)	—
Total gains/(losses), net recognized	$46	$(1)	$15	$22
NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages certain financial exposures through a risk management program that includes the use of foreign exchange derivative financial instruments. Derivatives are executed with counterparties with a minimum credit rating of “A” by Standard & Poors and “A2” by Moody’s Investor Services, in accordance with the Company’s policies. The Company does not utilize derivative instruments for trading or speculative purposes. As of April 30, 2015, the Company had foreign currency forward contracts outstanding with notional amounts aggregating $409,098, whose fair values were a net asset of $9,196.
Foreign Exchange Related
a. Derivatives Not Designated as Hedging Instruments
The risk management objective of holding foreign exchange derivatives is to mitigate volatility to earnings and cash flows due to changes in foreign exchange rates. The Company and its subsidiaries conduct transactions in currencies other than their functional currencies. These transactions include non-functional intercompany and external sales as well as intercompany and external purchases. The Company uses foreign exchange forward contracts, matching the notional amounts and durations of the receivables and payables resulting from the aforementioned underlying foreign currency transactions, to mitigate the exposure to earnings and cash flows caused by the changes in fair value of these receivables and payables from fluctuating foreign exchange rates. The notional amount of foreign currency forward contracts not designated as hedging instruments entered into during the three and nine months ended April 30, 2015 was $558,312 and $1,945,416, respectively. The notional amount of foreign currency forward contracts outstanding that were not designated as hedging instruments as of April 30, 2015 was $322,173.

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

b. Cash Flow Hedges
The Company uses foreign exchange forward contracts for cash flow hedging on its future transactional exposure to the Euro due to changes in market rates to exchange Euros for British Pounds. The hedges cover a British subsidiary (British Pound functional) with Euro revenues and a Swiss subsidiary (Euro functional) with British Pound expenses. The probability of the occurrence of these transactions is high and the Company’s assessment is based on observable facts including the frequency and amounts of similar past transactions. The objective of the cash flow hedges is to lock a portion of the British Pound equivalent amount of Euro sales for the British subsidiary and a portion of the Euro equivalent amount of British Pound expenses for the Swiss subsidiary at the agreed upon exchange rates in the foreign exchange forward contracts. The notional amount of foreign currency forward contracts designated as hedging instruments entered into during the three and nine months ended April 30, 2015 was $25,000 and $64,404, respectively. The notional amount of foreign currency forward contracts outstanding designated as hedging instruments as of April 30, 2015 was $86,925 and covers certain monthly transactional exposures through May 2016.
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
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows:

April 30, 2015	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$6,584	Other current liabilities	$12
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$4,591	Other current liabilities	$1,967
Total derivatives		$11,175		$1,979
Nonderivative instruments designated as hedging instruments
Net investment hedge			Current portion of Long-term debt	$75,627

July 31, 2014	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$4,755	Other current liabilities	$3
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other current assets	$1,176	Other current liabilities	$1,723
Total derivatives		$5,931		$1,726
Nonderivative instruments designated as hedging instruments
Net investment hedge			Current portion of Long-term debt	$87,570

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments for the three and nine months ended April 30, 2015 and April 30, 2014 are presented as follows:

Derivatives in cash flow hedging relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Three Months Ended			Three Months Ended
	Apr 30, 2015	Apr 30, 2014		Apr 30, 2015	Apr 30, 2014
Foreign exchange forward contracts	$3,270	$305	Net sales	$951	$440
			Cost of sales	814	171
Total derivatives	$3,270	$305		$1,765	$611

Derivatives in cash flow hedging relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (a)
	Nine Months Ended			Nine Months Ended
	Apr 30, 2015	Apr 30, 2014		Apr 30, 2015	Apr 30, 2014
Foreign exchange forward contracts	$7,667	$5,615	Net sales	$2,071	$552
			Cost of sales	2,752	(695)
Total derivatives	$7,667	$5,615		$4,823	$(143)

(a)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three and nine months ended April 30, 2015 and April 30, 2014.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments for the three and nine months ended April 30, 2015 and April 30, 2014 are presented as follows:

Derivatives not designated as hedging relationships	Location of Gain/(Loss) Recognized in Earnings on Derivatives	Amount of Gain/(Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
		Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Foreign exchange forward contracts	Selling, general and administrative expenses	$(346)	$(607)	$(10,766)	$(2,950)

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

The amounts of the gains and losses related to the Company’s nonderivative financial instruments designated as hedging instruments for the three and nine months ended April 30, 2015 and April 30, 2014 are presented as follows:

Nonderivatives designated as hedging relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Three Months Ended			Three Months Ended
	Apr 30, 2015	Apr 30, 2014		Apr 30, 2015	Apr 30, 2014
Net investment hedge	$459	$63	N/A	$—	$—

Nonderivatives designated as hedging relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion) (b)
	Nine Months Ended			Nine Months Ended
	Apr 30, 2015	Apr 30, 2014		Apr 30, 2015	Apr 30, 2014
Net investment hedge	$11,943	$(4,113)	N/A	$—	$—

(b)
There were no gains or losses recognized in earnings related to the ineffective portion of the hedging relationship or related to the amount excluded from the assessment of hedge effectiveness for the three and nine months ended April 30, 2015 and April 30, 2014.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Changes in accumulated other comprehensive income/(loss) by component are presented below:

	Foreign Currency Translation	Defined Benefit Pension Plan	Unrealized Investment Gains/(Losses)	Unrealized Gains/(Losses) on Derivatives	Accumulated Other Comprehensive Income/(Loss)
Balance at July 31, 2014	$98,689	$(121,280)	$2,880	$4,790	$(14,921)
Other comprehensive income/(loss) before reclassifications	(198,376)	—	(34)	6,484	(191,926)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	5,653	(381)	(4,363)	909
Foreign exchange adjustments and other	—	8,818	—	—	8,818
Balance at April 30, 2015	$(99,687)	$(106,809)	$2,465	$6,911	$(197,120)

	Foreign Currency Translation	Defined Benefit Pension Plan	Unrealized Investment Gains/(Losses)	Unrealized Gains/(Losses) on Derivatives	Accumulated Other Comprehensive Income/(Loss)
Balance at July 31, 2013	$84,598	$(125,211)	$2,123	$(2,302)	$(40,792)
Other comprehensive income/(loss) before reclassifications	46,330	—	(813)	5,154	50,671
Amounts reclassified from accumulated other comprehensive income/(loss)	—	6,551	215	255	7,021
Foreign exchange adjustments and other	—	(6,597)	—	—	(6,597)
Balance at April 30, 2014	$130,928	$(125,257)	$1,525	$3,107	$10,303

PALL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)
(Unaudited)

Reclassifications out of accumulated other comprehensive income/(loss) are presented below:

	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statement of Earnings
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Defined benefit pension plan:
Amortization of prior service cost	$(365)	$(385)	$(1,096)	$(1,154)	Note (a)
Recognized actuarial gain/(loss)	(2,251)	(2,794)	(6,962)	(8,294)	Note (a)
Total before tax	(2,616)	(3,179)	(8,058)	(9,448)
Tax (expense)/benefit	785	958	2,405	2,897
Net of tax	$(1,831)	$(2,221)	$(5,653)	$(6,551)
Unrealized investment gains/(losses):
Realized investment gain/(loss)	$104	$(217)	$579	$(336)	Selling, general and administrative
Tax (expense)/benefit	(35)	78	(198)	121
Net of tax	$69	$(139)	$381	$(215)
Unrealized gains/(losses) on derivatives:
Foreign exchange forward contracts	$951	$440	$2,071	$552	Sales
Foreign exchange forward contracts	814	171	2,752	(695)	Cost of sales
Total before tax	1,765	611	4,823	(143)
Tax (expense)/benefit	(205)	(102)	(460)	(112)
Net of tax	$1,560	$509	$4,363	$(255)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8, Components of Net Periodic Pension Cost, for additional details).
NOTE 15 – SEGMENT INFORMATION
The Company’s reportable segments, which are also its operating segments, consist of the Company’s Life Sciences and Industrial businesses.
The following table presents sales and segment profit by business segment reconciled to earnings before income taxes for the three and nine months ended April 30, 2015 and April 30, 2014.

	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Sales:
Life Sciences	$364,321	$368,835	$1,075,241	$1,041,011
Industrial	316,824	313,610	976,190	948,182
Total	$681,145	$682,445	$2,051,431	$1,989,193
Segment Profit:
Life Sciences	$93,911	$88,339	$269,273	$252,240
Industrial	56,557	49,350	171,728	146,723
Total segment profit	150,468	137,689	441,001	398,963
Corporate Services Group	16,778	17,304	48,610	48,034
ROTC	14,131	11,542	34,905	29,910
Interest expense, net	1,270	4,747	14,210	15,919
Earnings before income taxes	$118,289	$104,096	$343,276	$305,100

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
The above transactions (the “2014 acquisitions”) were funded with available cash and borrowings under the Company's commercial paper program. Tangible and intangible assets acquired and liabilities assumed were recognized based upon their estimated fair values at the respective closing dates. The Company is currently in the process of finalizing the valuations of acquired tangible and intangible assets and liabilities for the FSI acquisition, and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
The results of operations for the 2014 acquisitions since their respective acquisition dates are included in the accompanying condensed consolidated financial statements. The results of operations for FSI are reported in the Industrial Segment, and the results of operations for ATMI LifeSciences, Medistad, and SoloHill are reported in the Life Sciences segment. The impact of the acquisitions was not material, individually or in the aggregate, to the Company's condensed consolidated financial position or results from operations. Additionally, assuming these transactions had occurred at the beginning of the respective fiscal years, the consolidated pro forma results would not be materially different from reported results for the three and nine months ended April 30, 2015 and April 30, 2014.
NOTE 17 – SUBSEQUENT EVENT
On May 12, 2015, the Company executed an Agreement and Plan of Merger (the "Merger Agreement"), with Danaher Corporation, a Delaware corporation (“Danaher”) pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Danaher has agreed to acquire the Company for $127.20 per share in cash. The acquisition is not subject to any financing conditions but will require shareholder and regulatory approval and is expected to close by the end of calendar 2015.

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
Our forward-looking statements are subject to risks and uncertainties and are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by our forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed in Part I-Item 1A.-Risk Factors in the 2014 Form 10-K, and other reports we file with the Securities and Exchange Commission, including: the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement with Danaher; the outcome of any legal proceedings that may be instituted against us related to the Merger Agreement; the inability to complete the transaction due to the failure to obtain the Required Vote or the failure to satisfy other conditions to completion of the transaction, including the receipt of all regulatory approvals related to the transaction; the disruption of management’s attention from our ongoing business operations due to the transaction; the effect of the announcement of the transaction on our relationships with our customers, operating results and business generally; the impact of disruptions in the supply of raw materials and key components for our products from suppliers, including limited or single source suppliers; the impact of terrorist acts, conflicts and wars or natural disasters; the extent to which special U.S. and foreign government laws and regulations, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, and regulations and procurement policies and practices, including regulations on import-export control, may expose us to liability or impair our ability to compete in international markets; the impact of a significant disruption in, or breach in security of, our information technology systems or we fail to implement, manage or integrate new systems, software and technologies successfully; the impact of economic, political, social and regulatory instability in emerging markets, and other risks characteristic of doing business in emerging markets; fluctuations in foreign currency exchange rates and interest rates; our ability to successfully complete or integrate acquisitions; product defects and unanticipated use or inadequate disclosure with respect to our products; our ability to develop innovative and competitive new products; the impact of global and regional economic conditions and legislative and political developments; our ability to comply with a broad array of regulatory requirements; the loss of one or more members of our senior management team and our ability to recruit and retain qualified management personnel; changes in the demand for our products and business relationships with key customers and suppliers; changes in product mix and product pricing, particularly with systems products and associated hardware and devices for our consumable filtration products; our ability to deliver our backlog on time; increases in manufacturing and operating costs and/or our ability to achieve the savings anticipated from our structural cost improvement initiative; the impact of environmental, health and safety laws and regulations, and violations; our ability to enforce patents or protect proprietary products and manufacturing techniques; costs and outcomes of pending or future litigation and the availability of insurance or indemnification rights; changes in our effective tax rate; the impact of certain risks associated with potential labor disruptions; our ability to compete effectively in domestic and global markets; and the effect of the restrictive covenants in our debt facilities. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We make these statements as of the date of this disclosure and undertake no obligation to update them, whether as a result of new information, future developments or otherwise.
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
Our reporting currency is the U.S. Dollar. Because we operate through subsidiaries or branches that transact in over thirty foreign currencies around the world, our earnings are exposed to translation risk when the financial statements of the subsidiaries or branches, as stated in their functional currencies, are translated into the U.S. Dollar. We estimate that translational FX decreased sales by approximately $76,200 and earnings per share by approximately 12 cents in the three months ended April 30, 2015 when compared to the three months ended April 30, 2014. We estimate that translational FX decreased sales by approximately $140,000 and earnings per share by approximately 26 cents in the nine months ended April 30, 2015 when compared to the nine months ended April 30, 2014.
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
In the U.S., some of our workforce at our Cortland, New York facility are represented by the United Auto Workers (“UAW”). The employees covered under this collective bargaining agreement represent approximately 7% of our global consumables production capacity. Our contract with the UAW expired in April 2014 and we continued to operate during our negotiations. On November 19, 2014, we declared an impasse in negotiations and implemented our last, best and final offer to the UAW. After further negotiations, we reached agreement with the employees represented by the UAW and have entered into a new three year contract effective December 20, 2014. The agreement has no material impact on our costs and there was no material adverse impact to our business operations either during the pendency of the negotiations or thereafter.
On May 12, 2015, we executed the Merger Agreement with Danaher pursuant to which Danaher agreed to acquire us for $127.20 per share in cash. For additional details about the Merger Agreement, please refer to our Form 8-K report to the Securities and Exchange Commission filed on May 15, 2015.
RESULTS FROM OPERATIONS
Net Sales

By Segment (dollars in thousands)	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Life Sciences	$364,321	$368,835	$1,075,241	$1,041,011
Industrial	316,824	313,610	976,190	948,182
Total Sales	$681,145	$682,445	$2,051,431	$1,989,193

By Product (dollars in thousands)	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Consumables	$606,156	$603,872	$1,800,838	$1,743,842
Systems	74,989	78,573	250,593	245,351
Total Sales	$681,145	$682,445	$2,051,431	$1,989,193
The percentage change in sales for the three and nine months ended April 30, 2015 compared to the three and nine months ended April 30, 2014 by segment, with and without the impact of translational FX, are presented below:

By Segment	Three Months			Nine Months
	% Change Excluding Translational FX	Translational FX %	Total % Change	% Change Excluding Translational FX	Translational FX %	Total % Change
Life Sciences	11.3	(12.5)	(1.2)	11.2	(7.9)	3.3
Industrial	10.6	(9.6)	1.0	9.1	(6.1)	3.0
Total	11.0	(11.2)	(0.2)	10.2	(7.1)	3.1

The percentage change in sales for the three and nine months ended April 30, 2015 compared to the three and nine months ended April 30, 2014 by product, with and without the impact of translational FX, are presented below:

By Product	Three Months			Nine Months
	% Change Excluding Translational FX	Translational FX %	Total % Change	% Change Excluding Translational FX	Translational FX %	Total % Change
Consumables	11.5	(11.1)	0.4	10.3	(7.0)	3.3
Systems	6.8	(11.4)	(4.6)	9.5	(7.4)	2.1
Total	11.0	(11.2)	(0.2)	10.2	(7.1)	3.1
Three Months
Total sales increased 11% (excluding translational FX) reflecting growth in all markets in the Life Sciences and Industrial segments. Acquisitions contributed approximately 200 basis points to total sales growth compared to last year. More details regarding sales by segment can be found in the discussions under the section “Segment Review.”
The approximate 12% increase in consumables sales (excluding translational FX) reflects the same trend as total sales discussed above. Increased pricing contributed approximately $5,300, or about 90 basis points, to consumables sales growth, reflecting increases in both segments.
The approximate 7% increase in system sales (excluding translational FX) reflects an increase in the Industrial segment partly offset by a decline in the Life Sciences segment, both of which were related to the timing of capital projects.
Nine Months
Total sales increased approximately 10% (excluding translational FX) reflecting growth in all markets in the Life Sciences and Industrial segments. Acquisitions contributed approximately 360 basis points to total sales growth compared to last year. More details regarding sales by segment can be found in the discussions under the section “Segment Review.”
The approximate 10% increase in consumables sales (excluding translational FX) reflects the same trend as total sales discussed above. Increased pricing contributed approximately $11,700, or about 70 basis points, to consumables sales growth, reflecting increases in both segments.
The approximate 10% increase in system sales (excluding translational FX) reflects timing of capital projects in both the Life Sciences and Industrial segments.
Gross Margin

(dollars in thousands)	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Gross Profit	$355,398	$348,074	$1,057,824	$1,018,047
% of sales	52.2	51.0	51.6	51.2
% change	2.1		3.9
Three Months
The increase in overall gross margin of 120 basis points primarily reflects the impact of the following factors:

•	improved fixed cost leverage in our manufacturing facilities,

•	improved systems margins, and

•	improved pricing.
More details regarding gross margin can be found in the discussions under the section “Segment Review.”

Nine Months
The increase in gross margin of 40 basis points reflects the impact of improved fixed cost leverage in our manufacturing facilities and improved pricing, partly offset by lower gross margin rates from acquisitions and unfavorable transactional FX.
Selling, General and Administrative

(dollars in thousands)	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Selling, general and administrative	$197,683	$201,045	$592,173	$592,228
% of sales	29.0	29.5	28.9	29.8
% change	(1.7)		—
Three Months
The decrease in selling, general and administrative expenses (“SG&A”) as a percent of sales of 50 basis points primarily reflects a decrease in costs related to savings generated by our structural cost improvement initiative and the departure of the Company's previous Chief Financial Officer, partly offset by inflationary increases in payroll and other costs.
Nine Months
The decrease in SG&A as a percent of sales of 90 basis points primarily reflects a decrease in costs related to savings generated by our structural cost improvement initiative, better fixed cost leverage, and the departure of the Company's previous Chief Financial Officer, partly offset by inflationary increases in payroll and other costs.
Research & Development

(dollars in thousands)	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Research and development	$24,025	$26,644	$73,260	$74,890
% of sales	3.5	3.9	3.6	3.8
% change	(9.8)		(2.2)
Three Months
Excluding translational FX, research and development (“R&D”) expenses decreased about 7% due to decreased spend in the Life Sciences and Industrial segments, some of which was timing related.
Nine Months
Excluding translational FX, R&D expenses were down slightly.
Restructuring and Other Charges, Net

(dollars in thousands)	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Restructuring and other charges, net	$14,131	$11,542	$34,905	$29,910
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
Restructuring and other charges (“ROTC”) in the three and nine months ended April 30, 2015 primarily reflect the expenses incurred in connection with our structural cost improvement initiative, as discussed above, including severance costs of $4,690 and $19,711, respectively. In addition, ROTC recorded in the three and nine months ended April 30, 2015 include the impairment of assets related to a building held for sale. The nine months ended April 30, 2015 include the impairment of assets related to the exit of an immaterial product line as well as a redundant software project.
ROTC in the three and nine months ended April 30, 2014 primarily reflect the expenses incurred in connection with our structural cost improvement initiative, as discussed above, including severance costs of $8,289 and $18,751, respectively. In addition, ROTC in the three and nine months ended April 30, 2014 includes the impairment of assets of $3,986 related to the discontinuance of a specific manufacturing line due to excess capacity as a result of recent acquisitions. The nine months ended April 30, 2014 includes an increase of $4,440 to our previously established environmental reserves related to a matter in Pinellas Park, Florida.
The details of ROTC, as well as the activity related to restructuring liabilities that were recorded related to our structural cost improvement initiative, can be found in Note 6, Restructuring and Other Charges, Net, to the accompanying condensed consolidated financial statements.
Interest Expense, Net

(dollars in thousands)	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Interest expense, net	$1,270	$4,747	$14,210	$15,919
Three Months
Interest expense, net, in the three months ended April 30, 2015 reflects the reversal of accrued interest of $4,170, related to the resolution of U.S. and foreign tax audits. Interest expense, net, in the three months ended April 30, 2014 reflects the reversal of accrued interest of $1,478, related to the resolution of foreign tax audits. Excluding these benefits, interest expense, net, in the three months ended April 30, 2015 and April 30, 2014 would have been $5,440 and $6,225, respectively. The resulting decrease in net interest expense of $785 was primarily driven by a decrease in income tax related interest expense other than the items referenced above, partly offset by the impact of increased commercial paper borrowing.

Nine Months
Interest expense, net, in the nine months ended April 30, 2015 reflects the reversal of accrued interest of $4,170, related to the resolution of U.S. and foreign tax audits. Interest expense, net, in the nine months ended April 30, 2014 reflects the reversal of accrued interest of $1,478, related to the resolution of foreign tax audits. Excluding these benefits, interest expense, net, in the nine months ended April 30, 2015 and April 30, 2014 would have been $18,380 and $17,397, respectively. The resulting increase in net interest expense of $983 was primarily driven by the impact of increased commercial paper borrowing, partly offset by increased interest income.
Income Taxes

(dollars in thousands)	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Income taxes	$22,112	$15,405	$74,427	$61,230
Effective tax rate (%)	18.7	14.8	21.7	20.1
The effective tax rate for the three and nine months ended April 30, 2015 includes a net tax benefit of $2,880 from the resolution of a U.S. tax audit, partly offset by the establishment of deferred tax liabilities for the repatriation of foreign earnings. The effective tax rate for the three and nine months ended April 30, 2014 reflects a net tax benefit of $10,054 from the resolution of foreign tax audits. Excluding these impacts and the impact of ROTC, discussed above, the effective tax rate for the three months ended April 30, 2015 and April 30, 2014 would have been 21.7% and 22.5%, respectively. The effective tax rate for the nine months ended April 30, 2015 and April 30, 2014 would have been 21.7% and 22.2%, respectively. The decrease in the effective tax rate for the nine months ended April 30, 2015 resulted primarily from the retroactive aspects of the Tax Increase Prevention Act of 2014 enacted during the second quarter. We expect our effective tax rate for the full fiscal year 2015 to be approximately 22.5%, exclusive of the impact of ROTC and discrete items. The actual effective tax rate for the full fiscal year 2015 may differ materially based on several factors, including the geographical mix of earnings in tax jurisdictions, enacted tax laws, the resolution of tax audits, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies as well as other factors.
Net Earnings

(dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Net Earnings	$96,177	$88,691	$268,849	$243,870
Diluted earnings per share	$0.89	$0.80	$2.47	$2.17
Three Months
We estimate that translational FX decreased earnings per share by approximately 12 cents in the three months ended April 30, 2015 when compared to the three months ended April 30, 2014. The decrease in share count increased diluted earnings per share by approximately 2 cents.
Nine Months
We estimate that translational FX decreased earnings per share by approximately 26 cents in the nine months ended April 30, 2015 when compared to the nine months ended April 30, 2014. The decrease in share count increased diluted earnings per share by approximately 7 cents.

SEGMENT REVIEW

(dollars in thousands)	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Sales:
Life Sciences	$364,321	$368,835	$1,075,241	$1,041,011
Industrial	316,824	313,610	976,190	948,182
Total	$681,145	$682,445	$2,051,431	$1,989,193
Segment profit:
Life Sciences segment profit	$93,911	$88,339	$269,273	$252,240
Industrial segment profit	56,557	49,350	171,728	146,723
Total segment profit	150,468	137,689	441,001	398,963
Corporate Services Group	16,778	17,304	48,610	48,034
ROTC	14,131	11,542	34,905	29,910
Interest expense, net	1,270	4,747	14,210	15,919
Earnings before income taxes	$118,289	$104,096	$343,276	$305,100
Life Sciences

(dollars in thousands)	Three Months Ended				Nine Months Ended
	Apr 30, 2015	% of Sales	Apr 30, 2014	% of Sales	Apr 30, 2015	% of Sales	Apr 30, 2014	% of Sales
Sales	$364,321		$368,835		$1,075,241		$1,041,011
Cost of sales	162,391	44.6	166,394	45.1	477,819	44.4	456,428	43.8
Gross margin	201,930	55.4	202,441	54.9	597,422	55.6	584,583	56.2
SG&A	93,529	25.7	97,391	26.4	283,964	26.4	284,441	27.3
R&D	14,490	4.0	16,711	4.5	44,185	4.1	47,902	4.6
Segment profit	$93,911	25.8	$88,339	24.0	$269,273	25.0	$252,240	24.2

SALES (dollars in thousands)	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
By Market and Product
BioPharmaceuticals	$244,531	$235,724	$702,557	$650,467
Food & Beverage	41,616	46,097	127,969	133,720
Medical	51,761	56,212	159,198	168,589
Total Consumables sales	$337,908	$338,033	$989,724	$952,776
Systems Sales	26,413	30,802	85,517	88,235
Total Life Sciences Sales	$364,321	$368,835	$1,075,241	$1,041,011
By Region
Americas	$119,740	$108,612	$339,815	$308,701
Europe	173,909	188,073	526,763	536,828
Asia	70,672	72,150	208,663	195,482
Total Life Sciences Sales	$364,321	$368,835	$1,075,241	$1,041,011

The percentage change in sales for the three and nine months ended April 30, 2015 compared to the three and nine months ended April 30, 2014, with and without the impact of translational FX, are presented below:

SALES % CHANGE	Three Months			Nine Months
	% Change Excluding Translational FX	Translational FX %	Total % Change	% Change Excluding Translational FX	Translational FX %	Total % Change
By Market and Product
BioPharmaceuticals	16.0	(12.3)	3.7	15.8	(7.8)	8.0
Food & Beverage	5.2	(14.9)	(9.7)	5.7	(10.0)	(4.3)
Medical	4.0	(11.9)	(7.9)	1.3	(6.9)	(5.6)
Total Consumables sales	12.5	(12.5)	—	11.8	(7.9)	3.9
Systems Sales	(2.1)	(12.1)	(14.2)	4.1	(7.2)	(3.1)
Total Life Sciences sales	11.3	(12.5)	(1.2)	11.2	(7.9)	3.3
By Region
Americas	11.9	(1.7)	10.2	11.8	(1.7)	10.1
Europe	12.8	(20.3)	(7.5)	10.1	(12.0)	(1.9)
Asia	6.5	(8.5)	(2.0)	13.1	(6.4)	6.7
Total Life Sciences sales	11.3	(12.5)	(1.2)	11.2	(7.9)	3.3
Three Months
BioPharmaceuticals consumables sales growth (excluding translational FX) reflects overall market strength and growth in traditional BioPharmaceuticals and single use systems.
Food & Beverage consumables sales growth (excluding translational FX) reflects growth in Europe.
Medical consumables sales growth (excluding translational FX) reflects an increase in OEM sales.
Life Sciences systems sales decline reflects timing of capital spending by BioPharmaceuticals and Food & Beverage customers.
Life Sciences gross margin increased 50 basis points primarily due to:

•	improved fixed cost leverage in our manufacturing facilities,

•	improved systems margins,

•	a purchase accounting adjustment in the prior year related to the step-up of acquired inventory,

•	favorable impact from a lower proportion of systems sales to total sales, as systems sales typically carry lower margins than consumables sales, and

•	improved pricing.
These factors were partly offset by unfavorable product mix within the BioPharmaceuticals and Food & Beverage markets.
Life Sciences SG&A as a percentage of sales declined nearly 75 basis points primarily due to our structural cost improvement initiative. R&D as a percentage of sales decreased close to 55 basis points.

Life Sciences segment profit increased 6%. Excluding translational FX, segment profit grew 21%. Segment profit margin increased 180 basis points reflecting the improvement in gross margin and decreases in R&D and SG&A.
Nine Months
The acquisition of ATMI LifeSciences contributed approximately 270 basis points to Life Sciences consumables sales growth compared to last year.
BioPharmaceuticals consumables sales growth (excluding translational FX) reflects overall market strength, growth in traditional BioPharmaceuticals and single use systems, and the benefit of the ATMI LifeSciences acquisition.
Food & Beverage consumables sales growth (excluding translational FX) reflects growth in all three regions.
Medical consumables sales growth (excluding translational FX) reflects increased OEM and Hospital Critical Care sales.
Life Sciences systems sales growth primarily reflects timing of capital spending by Food & Beverage customers.
Life Sciences gross margin declined by approximately 60 basis points primarily due to:

•	lower gross margin rates from the ATMI LifeSciences acquisition,

•	unfavorable transactional FX (particularly the Yen/U.S. dollar, Yen/Euro and Pound/Euro relationships), and

•	unfavorable product mix.
These factors were partly offset by improved fixed cost leverage in our manufacturing facilities and improved pricing.
Life Sciences SG&A as a percentage of sales declined 90 basis points primarily attributable to our structural cost improvement initiative and the benefit from increased leverage of fixed cost SG&A on a higher sales base. R&D as a percentage of sales decreased almost 50 basis points.
Life Sciences segment profit grew 7%. Excluding translational FX, segment profit grew 17%. Segment profit margin increased 80 basis points reflecting decreases in SG&A and R&D, partly offset by the decline in gross margin.
Industrial

(dollars in thousands)	Three Months Ended				Nine Months Ended
	Apr 30, 2015	% of Sales	Apr 30, 2014	% of Sales	Apr 30, 2015	% of Sales	Apr 30, 2014	% of Sales
Sales	$316,824		$313,610		$976,190		$948,182
Cost of sales	163,356	51.6	167,977	53.6	515,788	52.8	514,718	54.3
Gross margin	153,468	48.4	145,633	46.4	460,402	47.2	433,464	45.7
SG&A	87,376	27.6	86,350	27.5	259,599	26.6	259,753	27.4
R&D	9,535	3.0	9,933	3.2	29,075	3.0	26,988	2.8
Segment profit	$56,557	17.9	$49,350	15.7	$171,728	17.6	$146,723	15.5

SALES (dollars in thousands)	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
By Market and Product
Process Technologies	$134,452	$137,348	$410,780	$402,090
Aerospace	55,277	54,088	172,424	166,181
Microelectronics	78,519	74,403	227,910	222,795
Total Consumables sales	$268,248	$265,839	$811,114	$791,066
Systems Sales	48,576	47,771	165,076	157,116
Total Industrial Sales	$316,824	$313,610	$976,190	$948,182
By Region
Americas	$119,704	$107,087	$362,729	$315,505
Europe	88,958	88,635	272,346	284,136
Asia	108,162	117,888	341,115	348,541
Total Industrial Sales	$316,824	$313,610	$976,190	$948,182

The percentage change in sales for the three and nine months ended April 30, 2015 compared to the three and nine months ended April 30, 2014, with and without the impact of translational FX, are presented below:

SALES % CHANGE	Three Months			Nine Months
	% Change Excluding Translational FX	Translational FX %	Total % Change	% Change Excluding Translational FX	Translational FX %	Total % Change
By Market and Product
Process Technologies	8.9	(11.0)	(2.1)	9.0	(6.8)	2.2
Aerospace	8.6	(6.4)	2.2	7.3	(3.5)	3.8
Microelectronics	13.8	(8.3)	5.5	8.0	(5.7)	2.3
Total Consumables sales	10.2	(9.3)	0.9	8.4	(5.9)	2.5
Systems Sales	12.5	(10.8)	1.7	12.6	(7.5)	5.1
Total Industrial Sales	10.6	(9.6)	1.0	9.1	(6.1)	3.0
By Region
Americas	13.9	(2.1)	11.8	16.6	(1.6)	15.0
Europe	22.4	(22.0)	0.4	8.1	(12.2)	(4.1)
Asia	(1.4)	(6.9)	(8.3)	3.0	(5.1)	(2.1)
Total Industrial Sales	10.6	(9.6)	1.0	9.1	(6.1)	3.0
Three Months
The acquisition of FSI contributed approximately 500 basis points to Industrial consumables sales growth compared to last year.
Process Technologies consumables sales increased 9% (excluding translational FX). The sales results excluding translational FX by key submarkets are discussed below:

•
Consumables sales in the Machinery & Equipment submarket, which represented a little over 20% of total Industrial consumables sales in the quarter, increased approximately 3% primarily due to the impact of the FSI acquisition, partly offset by broad based end-market weakness.

•
Consumables sales in the Fuels & Chemicals submarket, which represented a little over 20% of total Industrial consumables sales in the quarter, increased about 26% driven by the impact of the FSI acquisition as well as growth in Europe.

•	Consumables sales in the Power Generation submarket, which represented under 10% of total Industrial consumables sales in the quarter, were down about 7% on decreases in all regions.
Aerospace consumables sales increased on strength in Commercial sales.
Microelectronics consumables sales growth reflects strength in all three regions.
The increase in Industrial systems sales primarily reflects timing of capital spending in the Process Technologies market.
Industrial gross margin increased 200 basis points primarily due to:

•	improved fixed cost leverage in our manufacturing facilities,

•	improved systems margins,

•	favorable consumables product and customer mix, and

•	improved pricing.
These factors were partly offset by unfavorable transactional FX (particularly the Yen/U.S. dollar, Yen/Euro relationships) and lower gross margin rates from the FSI acquisition.
Industrial SG&A as a percentage of sales increased close to 10 basis points, while R&D as a percentage of sales decreased 20 basis points.
Industrial segment profit increased 15%. Excluding translational FX, segment profit grew 29%. Segment profit margin increased close to 220 basis points driven by the improvement in gross margin and the decrease in R&D, partly offset by a slight increase in SG&A.

Nine Months
The acquisition of FSI contributed approximately 580 basis points to Industrial consumables sales growth compared to last year.
Process Technologies consumables sales increased 9% (excluding translational FX). The sales results excluding translational FX by key submarkets are discussed below:

•
Consumables sales in the Machinery & Equipment submarket, which represented a little over 20% of total Industrial consumables sales in the nine months, increased 6% reflecting the same factors as discussed above in the three months.

•
Consumables sales in the Fuels & Chemicals submarket, which represented almost 20% of total Industrial consumables sales in the nine months, increased about 19% reflecting the same factors as discussed above in the three months.

•	Consumables sales in the Power Generation submarket, which represented less than 10% of total Industrial consumables sales in the nine months, decreased 2% on weakness in Europe and Asia.
Aerospace consumables sales increased primarily on strength in Commercial and Military sales.
Microelectronics consumables sales growth reflects strength in all three regions.
The increase in Industrial systems sales primarily reflects timing of capital spending in the Process Technologies market.
Industrial gross margin increased 150 basis points reflecting the same factors as discussed above in the three months. Industrial SG&A as a percentage of sales decreased 80 basis points primarily attributable to our structural cost improvement initiative and the benefit from increased leverage of fixed cost SG&A on a higher sales base. R&D as a percentage of sales increased 20 basis points.
Industrial segment profit increased 17%. Excluding translational FX, segment profit grew 27%. Segment profit margin increased about 210 basis points driven by an increase in gross margin and a decline in SG&A, partly offset by an increase in R&D.
Corporate Services Group

(dollars in thousands)	Three Months Ended		Nine Months Ended
	Apr 30, 2015	Apr 30, 2014	Apr 30, 2015	Apr 30, 2014
Corporate Services Group expenses	$16,778	$17,304	$48,610	$48,034
% Change	(3.0)		1.2
The decrease in Corporate Services Group expenses in the quarter primarily reflects a decrease in costs related to the departure of the Company's previous Chief Financial Officer.
The increase in Corporate Services Group expenses in the nine months primarily reflects an increase in certain compensation related costs, partly offset by a decrease in costs related to the departure of the Company's previous Chief Financial Officer.
LIQUIDITY AND CAPITAL RESOURCES
We utilize cash flow generated from operations and our commercial paper program to meet our short-term liquidity needs. We consider our cash balances, lines of credit and access to the commercial paper and other credit markets, along with the cash typically generated from operations, to be sufficient to meet our anticipated liquidity needs.
Net debt, was approximately $79,700 at April 30, 2015, compared to a net cash position of approximately $77,400 at July 31, 2014, a change of $157,100. The components of the change in net cash/(debt) are presented below:

(dollars in thousands)	As of Jul 31, 2014	Increase/Decrease	Translational FX	As of Apr 30, 2015
Cash	$964,110	$225,390	$(94,996)	$1,094,504
Debt	886,691	299,801	(12,268)	1,174,224
Net cash/(debt)	$77,419	$(74,411)	$(82,728)	$(79,720)
As of April 30, 2015, substantially all of our cash and cash equivalents was held by foreign subsidiaries. Repatriation of cash held outside the U.S. could be subject to restrictions in the host countries as well as both local and U.S. taxes. However, we do not expect these to have a material effect on our overall liquidity.

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
The 2015 Facility does not permit us to exceed a maximum consolidated leverage ratio of 3.5:1, based upon the trailing four quarters’ results, subject to certain exceptions. In addition, the 2015 Facility includes other covenants that under certain circumstances may restrict our ability to incur additional indebtedness, make investments and other restricted payments, enter into sale and leaseback transactions, create liens and sell assets. As of April 30, 2015, we did not have any outstanding borrowings under the 2015 Facility, our consolidated leverage ratio was approximately 1.8:1 and we were in compliance with all related financial and other restrictive covenants, including limitations on indebtedness.
As of April 30, 2015, we had approximately $725,000 of outstanding commercial paper, which is recorded as notes payable in the current liability section of our accompanying condensed consolidated balance sheet. Commercial paper outstanding at April 30, 2015 carry interest rates ranging between 0.50% and 0.70% and maturities between 29 and 57 days. Commercial paper outstanding at any one time during the quarter had balances ranging from $725,000 to $785,000, carried interest rates ranging between 0.40% and 0.70% and original maturities between 5 and 57 days.
Cash Flow - Operating Activities

(dollars in thousands)	Nine Months Ended
	Apr 30, 2015	Apr 30, 2014
Net cash provided by operating activities	$360,397	$342,164
Less capital expenditures	39,330	50,301
Free cash flow	$321,067	$291,863
Nine Months ended April 30, 2015
The major items impacting net cash provided by operating activities include:

•	net earnings of $268,849;

•	non-cash reconciling items in net earnings, such as depreciation and amortization of long-lived assets of $88,031 and non-cash stock compensation of $29,649;

•	payments related to our Structural Cost Improvement initiative of $26,998; and

•	annual performance based compensation payments.
Improved working capital management, particularly improvement in days in inventory, benefited net cash provided by operating activities in the nine months.
Nine Months ended April 30, 2014
The major items impacting net cash provided by operating activities include:

•	net earnings of $243,870;

•	non-cash reconciling items in net earnings, such as depreciation and amortization of long-lived assets of $84,716 and non-cash stock compensation of $23,962;

•	payments related to our Structural Cost Improvement initiative of $21,529; and

•	annual performance based compensation payments.
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

The increase in free cash flow in the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014 reflects the increase in net cash provided by operating activities and a decrease in capital expenditures.
Depreciation and Amortization
Depreciation expense and amortization expense are presented below:

(dollars in thousands)	Nine Months Ended
	Apr 30, 2015	Apr 30, 2014
Depreciation expense	$70,230	$69,938
Amortization expense	$17,801	$14,778
Cash Flow - Investing Activities

(dollars in thousands)	Nine Months Ended
	Apr 30, 2015	Apr 30, 2014
Net cash (used)/provided by investing activities	$(56,289)	$(242,610)
The most significant driver of net cash used by investing activities for the nine months ended April 30, 2015 was capital expenditures of $39,330. The most significant driver of net cash used by investing activities for the nine months ended April 30, 2014 were payments totaling $195,262 related to the acquisitions of ATMI LifeSciences, Medistad and SoloHill, and capital expenditures of $50,301.
Cash Flow - Financing Activities

(dollars in thousands)	Nine Months Ended
	Apr 30, 2015	Apr 30, 2014
Net cash used by financing activities	$(89,501)	$(182,935)
Share repurchases in the nine months ended April 30, 2015 and April 30, 2014, are presented below. For further information on the Company’s share buyback programs, see Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements.

(dollars in thousands)	Nine Months Ended
	Apr 30, 2015	Apr 30, 2014
Share repurchases	$304,105	$250,000
Number of shares	3,505	3,056
In the nine months ended April 30, 2015, we paid $300,000 under an Accelerated Share Repurchase (“ASR”) agreement. Upon completion of the transaction, the Company received a total of 3,461 shares with an average price per share of $86.67. In addition, during the nine months ended April 30, 2015, the Company purchased 44 shares on the open market for a total cost of $4,105 and an average price per share of $94.26. See Note 4, Treasury Stock, to the accompanying condensed consolidated financial statements for further details.
We increased our quarterly dividend by 11% from 27.5 cents per share to 30.5 cents per share, effective with the dividend declared on October 9, 2014. Dividends paid in the nine months ended April 30, 2015 and April 30, 2014, are presented below:

(dollars in thousands, except per share data)	Nine Months Ended
	Apr 30, 2015	Apr 30, 2014
Dividends paid	$95,321	$88,596
Dividends declared per share	$0.915	$0.825
Non-Cash Working Capital
Non-cash working capital, which is defined as working capital excluding cash and cash equivalents, notes receivable, notes payable and the current portion of long-term debt, was approximately $596,400 at April 30, 2015 as compared with $588,400 at July 31, 2014. Excluding the impact of translational FX, non-cash working capital increased approximately $77,500 compared to July 31, 2014.

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
The notional amount of foreign currency forward contracts entered into during the nine months ended April 30, 2015 was $2,009,821. The notional amount of foreign currency forward contracts outstanding as of April 30, 2015 was $409,098 of which $86,925 are for cash flow hedges that cover monthly transactional exposures through May 2016. Our foreign currency balance sheet exposures resulted in the recognition of a gain within SG&A of approximately $14,142 in the nine months ended April 30, 2015, before the impact of the measures described above. Including the impact of our foreign exchange derivative instruments, the net recognition within SG&A was a gain of approximately $3,376 in the nine months ended April 30, 2015.
ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance which amended Accounting Standards Codification (“ASC”) 835, “Interest.” The amended guidance requires entities to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability as opposed to previous guidance which dictated that debt issuance costs be presented in the balance sheet as a deferred charge. The amended guidance does not apply to the amortization of premium and discount of assets that are reported at fair value and the debt issuance costs of liabilities that are reported at fair value, nor does it change the current recognition requirements for reporting the amortization of debt issuance costs as interest expense. Per the amended guidance, net debt issuance costs of $1,774 and $2,033 for the periods ended April 30, 2015 and July 31, 2014, respectively, have been reclassified from 'Other non-current assets' and are presented as a direct deduction of 'Long-term debt, net of current portion' in our condensed consolidated balance sheets. The adoption of this guidance did not have a material impact on our consolidated financial results.
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
In May 2014, the FASB issued new accounting guidance which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The revised guidance requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will also result in enhanced revenue related disclosures. The guidance is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. In April 2015, the FASB issued for public comment a proposed Accounting Standards Update that would defer the effective date of the revenue recognition standard by one year. We have not yet determined the impact this guidance will have on our consolidated financial results.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There is no material change in the market risk information disclosed in Item 7A of the 2014 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES.
There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter of fiscal year 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Environmental Matters
The Company’s condensed consolidated balance sheet at April 30, 2015 includes liabilities for environmental matters of $17,434, which relate primarily to the environmental proceedings discussed in the 2014 Form 10-K and Note 5, Contingencies and Commitments, to the accompanying condensed consolidated financial statements of this Form 10-Q. In the opinion of management, the Company is in substantial compliance with applicable environmental laws and its current accruals for environmental remediation are adequate. However, as regulatory standards under environmental laws are becoming increasingly stringent, there can be no assurance that future developments, additional information and experience gained will not cause the Company to incur material environmental liabilities or costs beyond those accrued in its condensed consolidated financial statements.
ITEM 1A. RISK FACTORS.
(In thousands, except per share data)
On May 12, 2015, we executed the Merger Agreement with Danaher pursuant to which Danaher agreed to acquire the Company for $127.20 per share in cash.
The announcement of the proposed merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and marketing, research and development, productivity initiatives or other key business activities, any or all of which may have an impact on our financial performance. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the proposed merger, whether or not consummated, may impact our relationships with third parties, including collaboration partners, suppliers, distributors, key opinion leaders, consumers and others.
As described in our Form 8-K report to the Securities and Exchange Commission filed on May 15, 2015, the completion of the proposed merger is subject to certain conditions, including, among others, (i) approval of the merger by holders of at least two-thirds of the outstanding shares of the Company’s common stock, (ii) expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (iii) receipt of other required antitrust approvals. Moreover, the obligations of the parties to consummate the merger are subject to certain other conditions, including without limitation (a) the accuracy of the other party’s representations and warranties (subject to materiality qualifiers) and (b) the other party’s performance in all material respects of its obligations and covenants contained in the Merger Agreement. In addition, the obligation of Danaher to consummate the merger is subject to the absence of a material adverse effect on the Company, as defined in the Merger Agreement.
The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under specified circumstances, including, but not limited to, a change in the recommendation of the Board or a termination of the Merger Agreement by the Company to enter into an agreement for a “superior proposal," the Company will pay Danaher a cash termination fee of $423,194.
We cannot predict whether the closing conditions for the proposed merger set forth in the Merger Agreement will be satisfied. As a result, we cannot assure that the proposed merger will be completed. If the closing conditions for the proposed merger set forth in the Merger Agreement are not satisfied or waived pursuant to the Merger Agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the proposed merger does not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the transaction.
ITEM 6. EXHIBITS.
See the Exhibit Index for a list of exhibits filed herewith or incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pall Corporation

May 21, 2015	/s/	R. BRENT JONES
R. Brent Jones
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(i)*
Restated Certificate of Incorporation of the Registrant as amended through September 1, 2010, filed as Exhibit 3.1(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

3.1(ii)†	By-Laws of the Registrant as amended through April 15, 2015.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Interim Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Incorporated herein by reference.
† Exhibit filed herewith.